Form 10-Q
period 2015-03-31
DEVRY EDUCATION GROUP INC.
filed 2015-05-08
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

May 4, 2015 — 63,720,000 shares of Common Stock, $0.01 par value

DEVRY EDUCATION GROUP INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,	March 31,
	2015	2014	2014
	(Dollars in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$402,115	$358,188	$396,815
Marketable Securities and Investments	3,577	3,448	3,333
Restricted Cash	9,658	8,347	8,023
Accounts Receivable, Net	149,586	132,621	161,202
Deferred Income Taxes, Net	45,163	39,679	29,458
Prepaid Expenses and Other	57,822	34,808	39,665
Total Current Assets	667,921	577,091	638,496
Land, Building and Equipment:
Land	63,282	68,185	66,775
Building	470,706	464,944	454,099
Equipment	500,902	488,322	476,688
Construction in Progress	32,292	17,405	19,957
	1,067,182	1,038,856	1,017,519
Accumulated Depreciation	(522,559)	(483,019)	(466,008)
Land, Building and Equipment, Net	544,623	555,837	551,511
Other Assets:
Intangible Assets, Net	325,000	294,932	294,497
Goodwill	561,406	519,879	517,065
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	36,277	36,447	33,846
Total Other Assets	936,133	864,708	858,858
TOTAL ASSETS	$2,148,677	$1,997,636	$2,048,865

LIABILITIES:
Current Liabilities:
Accounts Payable	$58,531	$52,260	$54,594
Accrued Salaries, Wages and Benefits	90,503	94,501	91,811
Accrued Expenses	74,073	70,891	64,723
Deferred Revenue	176,451	99,160	194,560
Total Current Liabilities	399,558	316,812	405,688
Other Liabilities:
Deferred Income Taxes, Net	71,153	47,921	54,574
Deferred Rent and Other	103,920	93,117	89,095
Total Other Liabilities	175,073	141,038	143,669
TOTAL LIABILITIES	574,631	457,850	549,357
COMMITMENTS AND CONTINGENCIES (NOTE 13)
NONCONTROLLING INTEREST	9,100	6,393	6,189
SHAREHOLDERS' EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 63,701,000, 63,624,000 and 63,465,000 Shares Issued and Outstanding at March 31, 2015, June 30, 2014 and March 31, 2014, respectively	769	753	754
Additional Paid-in Capital	343,339	320,703	311,851
Retained Earnings	1,778,239	1,682,071	1,655,283
Accumulated Other Comprehensive Loss	(78,876)	(15,394)	(19,604)
Treasury Stock, at Cost, 12,208,000, 11,655,000 and 11,661,000 Shares, respectively	(478,525)	(454,740)	(454,965)
TOTAL SHAREHOLDERS' EQUITY	1,564,946	1,533,393	1,493,319
TOTAL LIABILITIES AND EQUITY	$2,148,677	$1,997,636	$2,048,865

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March, 31		For the Nine Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
REVENUE:
Tuition	$444,715	$455,422	$1,320,197	$1,332,627
Other Educational	45,115	40,695	116,557	105,671

Total Revenue	489,830	496,117	1,436,754	1,438,298
OPERATING COST AND EXPENSE:
Cost of Educational Services	253,186	242,631	750,326	727,363
Student Services and Administrative Expense	180,212	183,949	532,878	558,154
Gain on Sale of Asset	-	-	-	(1,918)
Restructuring Expense	6,982	-	30,487	16,329

Total Operating Cost and Expense	440,380	426,580	1,313,691	1,299,928
Operating Income	49,450	69,537	123,063	138,370
INTEREST INCOME:
Interest Income	1,318	605	2,015	1,498
Interest Expense	(2,813)	(1,073)	(3,558)	(3,125)
Net Interest (Expense) Income	(1,495)	(468)	(1,543)	(1,627)
Income from Continuing Operations Before Income Taxes	47,955	69,069	121,520	136,743
Income Tax Provision	(6,327)	(12,918)	(16,653)	(23,113)
Income from Continuing Operations	41,628	56,151	104,867	113,630
DISCONTINUED OPERATIONS:
Income (Loss) from Operations of Divested Component	1,011	(934)	1,011	(18,645)
Income Tax Benefit	4,565	327	4,565	1,790
Income (Loss) on Discontinued Operations	5,576	(607)	5,576	(16,855)

NET INCOME	47,204	55,544	110,443	96,775
Net Income Attributable to Noncontrolling Interest	(84)	(19)	(470)	(227)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$47,120	$55,525	$109,973	$96,548

AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATION GROUP:
Income from Continuing Operations, Net of Income Taxes	41,544	56,132	104,397	113,403
Income (Loss) from Discontinued Operations,
Net of Income Taxes	5,576	(607)	5,576	(16,855)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$47,120	$55,525	$109,973	$96,548

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS
Basic:
Continuing Operations	$0.65	$0.87	$1.62	$1.77
Discontinued Operations	0.08	(0.01)	0.08	(0.26)
	$0.73	$0.86	$1.70	$1.51
Diluted:
Continuing Operations	$0.64	$0.87	$1.60	$1.75
Discontinued Operations	0.08	(0.01)	0.08	(0.26)
	$0.72	$0.86	$1.68	$1.49

Cash Dividends Declared per Common Share	$-	$-	$0.18	0.17

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in thousands)

NET INCOME	$47,204	$55,544	$110,443	$96,775
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation (Loss) Gain	(34,779)	5,982	(63,470)	(2,672)
Change in Fair Value of Available-For-Sale Securities	31	(13)	(11)	169
COMPREHENSIVE INCOME	12,456	61,513	46,962	94,272
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,304	(219)	1,946	(65)
COMPREHENSIVE INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$13,760	$61,294	$48,908	$94,207

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$110,443	$96,775
(Income) Loss from Discontinued Operations	(5,576)	16,855
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Stock-Based Compensation Expense	13,435	13,672
Depreciation	62,126	61,541
Amortization	3,818	5,349
Provision for Refunds and Uncollectible Accounts	68,479	58,923
Deferred Income Taxes	3,476	(1,385)
Loss on Disposal and Adjustments to Land, Building and Equipment	6,312	3,261
Unrealized Loss on Assets Held for Sale	-	244
Realized Gain on Sale of Assets	-	(1,918)
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components:
Restricted Cash	(1,311)	(1,004)
Accounts Receivable	(85,994)	(81,588)
Prepaid Expenses and Other	(20,725)	10,103
Accounts Payable	6,278	(533)
Accrued Salaries, Wages, Benefits and Expenses	(28,178)	(12,383)
Deferred and Advance Tuition	76,944	96,101
Net Cash Provided by Operating Activities-Continuing Operations	209,527	264,013
Net Cash Used by Operating Activities- Discontinued Operations	(160)	(804)
NET CASH PROVIDED BY OPERATING ACTIVITIES	209,367	263,209
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(64,301)	(47,609)
Payment for Purchase of Businesses, Net of Cash Acquired	(73,117)	(12,343)
Marketable Securities Purchased	(147)	(189)
Cash Received on Sale of Assets	6,100	8,727
NET CASH USED IN INVESTING ACTIVITIES	(131,465)	(51,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	6,014	6,236
Proceeds from Stock Issued Under Employee Stock Purchase Plan	866	1,009
Repurchase of Common Stock for Treasury	(18,672)	-
Cash Dividends Paid	(11,639)	(10,941)
Payments of Seller Financed Obligations	(5,978)	(6,457)
Payment of Debt Financing Fees	(3,472)	-
NET CASH USED IN FINANCING ACTIVITIES	(32,881)	(10,153)
Effects of Exchange Rate Differences	(1,094)	(1,971)
NET INCREASE IN CASH AND CASH EQUIVALENTS	43,927	199,671
Cash and Cash Equivalents at Beginning of Period	358,188	197,144
Cash and Cash Equivalents at End of Period	$402,115	$396,815
Non-cash Investing and Financing Activity:
Accretion of Noncontrolling Interest Put Option	$2,237	$5,108

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry Group's Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and DeVry Group’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2014 and December 31, 2014, each as filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended March 31, 2015, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, high-grade commercial paper, money market funds and banker’s acceptances with original maturities of three months or less to DeVry Group. Short-term investment objectives are to minimize risk and maintain liquidity. These investments are stated at cost, which approximates fair value, because of their short duration or liquid nature. DeVry Group places its cash and temporary cash investments with highcredit-quality institutions. Cash and cash equivalent balances in U.S. bank accounts are generally in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Cash and cash equivalent balances at DeVry Brasil are generally in excess of the deposit insurance limits for Brazilian banks. DeVry Group has not experienced any losses on its cash and cash equivalents.

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

Provisions for refunds were $10.4 million and $28.5 million for the three and nine months ended March 31, 2015, respectively, and $9.2 million and $26.6 million for the three and nine months ended March 31, 2014, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income, for the three and nine months ended March 31, 2015 were $12.5 million and $40.0 million, respectively, and for the three and nine months ended March 31, 2014 were $12.4 million and $32.7 million, respectively. The increase in the provision was the result of a larger number of DeVry University undergraduate students departing their programs compared to the prior year. These accounts are reserved at a higher rate based on historical collection loss experience.

Estimates of DeVry Group’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms.  Inputs to this analysis include refunds issued, withdrawal rates and historical amounts owed by students for that portion of a term that was completed. Management reassesses collectability throughout the period revenue is recognized by the DeVry Group institutions, on a student-by-student basis. This reassessment is based upon new information and changes in facts and circumstances relevant to a student's ability to pay. For example, management reassesses collectability when a student withdraws from the institution. The provisions for refund are monitored and adjusted as necessary within the term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of a term.  If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student.  Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source.  All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $62.9 million and $45.9 million at March 31, 2015 and 2014, respectively.

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

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three and nine months ended March 31, 2015 were approximately $0.3 million and $0.9 million, respectively. As of March 31, 2015 and 2014, the net balance of capitalized software development costs was $32.7 million and $50.8 million, respectively.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In fiscal years 2015 and 2014, management consolidated operations at several DeVry University, Chamberlain and Carrington locations. These decisions resulted in the pre-tax write-offs of approximately $1.1 million and $4.2 million of leasehold improvements and equipment during the three and nine months ended March 31, 2015, respectively, and $1.5 million during the nine months ended March 31, 2014. No write-offs occurred in the three months ended March 31, 2014. These write-offs are included in Restructuring Expenses in the Consolidated Statements of Income (see “Note 10-Restructuring Charges”). For a discussion of the impairment of goodwill and intangible assets see “Note 9-Intangible Assets”.

Perkins Program Fund

DeVry University and Carrington are required under U.S. federal aid program regulations to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal contributions were received in the first nine months of fiscal year 2015 or in fiscal year 2014. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at each of March 31, 2015 and 2014. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by DeVry University or Carrington, subsequent student loan repayments would be divided between the U.S. federal government and DeVry University or Carrington to satisfy their respective cumulative contributions to the fund.

Foreign Currency Translation

The financial position and results of operations of the RUSM and RUSVM and the AUC Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil’s operations, DeVry Group’s Canadian operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during the three and nine months ended March 31, 2015 and 2014 were not material.

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

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Balance at Beginning of period	$8,139	$5,975	$6,393	$854
Net Income Attributable to Noncontrolling Interest	84	19	470	227
Accretion of Noncontrolling Interest Put Option	877	195	2,237	5,108
Balance at End of period	$9,100	$6,189	$9,100	$6,189

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 617,000 and 825,000 shares of common stock for the three and nine months ended March 31, 2015, respectively, and 2,091,000 and 2,000,000 shares of common stock for the three and nine months ended March 31, 2014, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Weighted Average Shares Outstanding	63,773	63,389	63,801	63,241
Unvested Participating Restricted Shares	738	895	791	896
Basic Shares	64,511	64,284	64,592	64,137
Effect of Dilutive Stock Options	754	557	810	610
Diluted Shares	65,265	64,841	65,402	64,747

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

The Accumulated Other Comprehensive Loss balance at March 31, 2015, consists of $79.1 million of cumulative translation losses ($76.1 million attributable to DeVry Group and $3 million attributable to noncontrolling interests) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax and all attributable to DeVry Group. At March 31, 2014, this balance consisted of $19.7 million of cumulative translation losses ($19.0 million attributable to DeVry Group and $0.7 million attributable to noncontrolling interests) and $0.1 million of unrealized losses on available-for-sale marketable securities, net of tax and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $67.9 million and $199.7 million for the three and nine months ended March, 31 2015, respectively, and $63.8 million and $204.6 million for the three and nine months ended March 31, 2014, respectively.

Restructuring and Other Charges

DeVry Group financial statements include charges related to severance and related benefits for reductions in staff and voluntary separation plans. These charges also include early lease termination or cease-of-use costs and losses on disposals of property and equipment related to campus consolidations (see “Note 10-Restructuring Charges”).

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This guidance requires that only disposals representing a strategic shift in operations be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The guidance is effective for the fiscal years beginning on or after December 15, 2014, and interim periods within those years beginning on or after December 15, 2015.

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

The operating results of AAI are separately disclosed in the Consolidated Statements of Income as “Discontinued Operations – Income (Loss) from Operations of Divested Component”. The following is a summary of operating results of the discontinued operations for the three and nine months ended March 31, 2015 and 2014 (in thousands). The reported Income from Operations of Divested Component in the third quarter and first nine months of fiscal year 2015 is comprised of $1.0 million in pre-tax income from the net settlement of service agreements and an adjustment of $5.0 million related to correction of an error to properly record the income tax benefit on the impairment charge taken in the first quarter of fiscal year 2014.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Income (Loss) from Operations of Divested Component	$1,011	$(904)	$1,011	$(4,463)
Asset Impairment Charge and Gain on Sale	-	-	-	(13,477)
Restructuring Expense	-	(30)	-	(705)
Income Tax Benefit	4,565	327	4,565	1,790
Income (Loss) from Discontinued Operations, Net of Income Taxes	$5,576	$(607)	$5,576	$(16,855)

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

At March 31, 2015, 9,759,343 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock incentive plans.

The following is a summary of options activity for the nine months ended March 31, 2015:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life in Years	($000)
Outstanding at July 1, 2014	3,362,287	$33.09
Options Granted	238,100	43.53
Options Exercised	(252,969)	28.04
Options Forfeited	(40,879)	24.88
Options Expired	(17,217)	42.90
Outstanding at March 31, 2015	3,289,322	34.29	5.70	$15,867
Exercisable at March 31, 2015	2,212,577	$36.58	4.50	$8,608

The following is a summary of stock appreciation rights activity for the nine months ended March 31, 2015:

			Weighted
	Stock	Weighted	Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic
	Rights	Exercise	Contractual	Value
	Outstanding	Price	Life in Years	($000)
Outstanding at July 1, 2014	118,065	$42.87
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at March 31, 2015	118,065	42.87	4.50	$55
Exercisable at March 31, 2015	103,874	$43.90	3.50	$27

The total intrinsic value of options exercised for the nine months ended March 31, 2015 and 2014 was $4.1 million and $4.2 million, respectively.

The fair value of DeVry Group’s stock option grants was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry Group’s stock-based incentive plans during the first nine months of fiscal years 2015 and 2014 were $17.94 and $11.68, per share, respectively. The fair value of DeVry Group’s stock option grants were estimated assuming the following weighted average assumptions:

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

During the first nine months of fiscal year 2015, DeVry Group granted 329,715 shares of restricted stock to selected employees and directors. Of these, 98,940 are performance-based shares which are earned by the recipients over a three-year period based on achievement of certain academic goals when a minimum level of DeVry Group return on invested capital is attained. The remaining 230,775 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over one, three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry Group, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have the right to receive dividend equivalents. This right does not pertain to the performance-based shares. The following is a summary of restricted stock activity for the nine months ended March 31, 2015:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2014	1,119,766	$26.49
Shares Granted	329,715	$43.67
Shares Vested	(378,781)	$30.35
Shares Forfeited	(64,970)	$29.59
Nonvested at March 31, 2015	1,005,730	$31.07

The weighted average estimated grant date fair values for restricted stock granted at market price under DeVry Group’s stock-based incentive plans during the first nine months of fiscal years 2015 and 2014 were $43.67 and $28.92, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Cost of Educational Services	$1,249	$1,220	$4,299	$4,375
Student Services and Administrative Expense	2,655	2,592	9,136	9,297
	3,904	3,812	13,435	13,672
Income Tax Benefit	(1,403)	(1,313)	(4,862)	(4,651)
Net Stock-Based Compensation Expense	$2,501	$2,499	$8,573	$9,021

As of March 31, 2015, $24.8 million of total pre-tax unrecognized compensation costs related to non-vested grants is expected to be recognized over a weighted average period of 2.3 years. The total fair value of options and shares vested during the nine months ended March 31, 2015 and 2014 was approximately $18.0 million and $16.8 million, respectively.

There were no capitalized stock-based compensation costs at each of March 31, 2015 and 2014.

DeVry Group has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry Group also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 5: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis include goodwill and intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of March 31, 2015.

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

The following tables present DeVry Group’s assets and liabilities at March 31, 2015, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$402,115	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	3,577	-	-
Institutional Student Loans Receivable, net		47,977
Deferred Acquisition Obligations		27,371
Total Financial Assets at Fair Value	$405,692	$75,348	$-

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheet as of March 31, 2015 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 6 - Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is included in Accrued Expenses and Deferred Rent and Other liabilities on the Consolidated Balance Sheet as of March 31, 2015 is estimated by discounting the future cash flows using current rates for similar arrangements.

As of and for the nine months ended March 31, 2015, there were no assets or liabilities measured at fair value using Level 3 inputs. Below is a roll-forward of accrued contingent liabilities measured at fair value using Level 3 inputs for the three and nine months ended March 31, 2014 (dollars in thousands). The amount recorded as foreign currency translation gain for the three and nine months ended March 31, 2014 is classified as student services and administrative expense in the Consolidated Statements of Income (Loss).

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Balance at Beginning of Period	$2,371	$2,509
Total Realized Gains (Losses) Included in Income:
Foreign Currency Translation Changes	203	65
Unifavip Contingent Consideration Payment	(2,574)	(2,574)
Balance at End of Period	$-	$-

NOTE 6: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its DeVry University, Chamberlain and Carrington institutions as well as selected students at AUC, RUSM and RUSVM. These loan programs are designed to assist the small percentage of students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. DeVry University, Chamberlain, and Carrington require that students begin repaying loans while they are still in school with a minimum payment level designed to assure interest does not accrue to the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with zero percent, 18-month term loans.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of March 31, 2015 and 2014 (in thousands).

	As of March 31,
	2015		2014
Gross Institutional Student Loans		$67,199		$63,303

Allowance for Credit Losses

Balance at Beginning of Period	$(19,204)		$(18,946)
Charge-offs	7,231		7,214
Recoveries	(519)		(530)
Additional Provision	(6,730)		(6,830)
Balance at End of Period		(19,222)		(19,092)

Net Institutional Student Loans		$47,977		$44,211

Of the net balances above, $18.9 million and $19.5 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at March 31, 2015 and 2014, respectively, and $29.1 million and $24.7 million, representing amounts due beyond one year, were classified in the Consolidated Balance Sheets as Other Assets at March 31, 2015 and 2014, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of March, 2015 and 2014 (in thousands).

	As of March 31,
	2015	2014
Institutional Student Loans:
Performing	$49,573	$47,520
Nonperforming	17,626	15,783
Total Institutional Student Loans	$67,199	$63,303

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
March 31, 2015	$4,321	$1,554	$1,217	$17,626	$24,718	$42,481	$67,199
March 31, 2014	$5,652	$1,169	$1,077	$15,783	$23,681	$39,622	$63,303

Loans are considered nonperforming if they are more than 120 days past due. At March 31, 2015, nonperforming loans totaled $17.6 million, of which $15.9 million had a specific allowance for credit losses. At March 31, 2014 nonperforming loans totaled $15.8 million, of which $10.3 had a specific allowance for credit losses.

NOTE 7: DIVIDENDS AND SHARE REPURCHASE PROGRAMS

The dividend paid on December 26, 2014 of $11.6 million was recorded as a reduction to retained earnings as of December 31, 2014. Future dividends will be at the discretion of the Board of Directors.

DeVry Group has repurchased shares under the following programs as of March 31, 2015:

Date	Shares	Total Cost
Authorized	Repurchased	(millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	1,162,440	38.9
Totals	12,016,636	$473.9

On August 29, 2012, the DeVry Group Board of Directors (“Board”) authorized an eighth share repurchase program, which allowed DeVry Group to repurchase up to $100 million of its common stock through December 31, 2014. This program commenced in November 2012. Repurchases under this program were suspended in May 2013. In August 2014, the Board approved the extension of the eighth share repurchase program through December 31, 2015, and authorized the recommencement of repurchases under the program which began in September 2014. A total of 433,152 shares were repurchased during the nine months ended March 31, 2015 for $18.7 million. As of March 31, 2015, the total remaining authorization under this eighth repurchase program was $61.0 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 8: BUSINESS COMBINATIONS

Damásio Educacional

On February 2, 2015, DeVry Educacional do Brasil S/A (f/k/a Fanor-Faculdades Nordeste S/A), (“DeVry Brasil”) a subsidiary of DeVry Group completed the acquisition of Damásio Educacional (“Damasio”). Under the terms of the agreement DeVry Brasil agreed to pay approximately $81.4 million in cash, in exchange for the stock of Damasio. Approximately $66.0 million of payments were made in the third quarter of fiscal year 2015, with additional aggregate payments of approximately $15.4 million required over the succeeding five years. Damasio is a leader in bar exam test preparation and operates a law school. Damasio has a 44-year history in Brazil and serves more than 50,000 students through a network of approximately 220 learning centers located in many major cities throughout Brazil and through distance learning. The law school has three locations in São Paulo. The acquisition of Damasio establishes DeVry Brasil’s presence in São Paulo and the southeast of Brasil.

The operations of Damasio are included in DeVry Group’s International and Professional Education segment. The results of Damasio’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At Feb 2, 2015
Current Assets	$9,747
Property and Equipment	3,367
Other Long-term Assets	136
Intangible Assets	46,862
Goodwill	55,492
Total Assets Acquired	115,604
Liabilities Assumed	34,262
Net Assets Acquired	$81,342

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Damasio’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $46.9 million of acquired intangible assets, $19.3 million was assigned to Accreditations and $8.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately 8 years. The values and estimated useful lives by asset type are as follows (dollars in thousands):

	At Feb 2, 2015
	Value Assigned	Estimated Useful Life
Franchise Contracts	$13,085	18 years
Student Relationships	5,294	6 years
Test Preparation Relationships	1,193	1 year

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade Ideal

On January 2, 2015, DeVry Brasil completed the acquisition of Faculdade Ideal (“Faci”) which is located in Belém, Pará in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $0.1 million in cash, in exchange for the stock of Faci. The payment was made in the third quarter of fiscal year 2015. Faci serves approximately 2,500 students and offers undergraduate programs in high-demand career fields such as law, education, accounting, technology and engineering. The acquisition of Faci further expands DeVry Brasil’s presence in the northeast and northern areas of the country.

The operations of Faci are included in DeVry Group’s International and Professional Education segment. The results of Faci’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At Jan 2, 2015
Current Assets	$1,052
Property and Equipment	6,049
Intangible Assets	6,754
Goodwill	1,657
Total Assets Acquired	15,512
Liabilities Assumed	15,402
Net Assets Acquired	$110

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Faci’s strategic fit into DeVry Group’s expanding presence in northern Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $6.8 million of acquired intangible assets, $5.8 million was assigned to Accreditations and $1.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. None of the acquired intangible assets were determined to be subject to amortization.

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade Martha Falcao

On October 1, 2014, DeVry Brasil completed the acquisition of Faculdade Martha Falcao (“FMF”) which is located in the city of Manaus in the state of Amazonas in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $11.4 million in cash, in exchange for the stock of FMF. The majority of payments were made in the second quarter of fiscal year 2015, with additional aggregate payments of approximately $1.6 million required over the succeeding two years. FMF serves approximately 3,500 students and offers undergraduate and graduate programs in business, accounting, law, information technology and engineering. The FMF acquisition further expands DeVry Brasil’s presence in the northeast and now the northern areas of the country.

The operations of FMF are included in DeVry Group’s International and Professional Education segment. The results of FMF’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At Oct 1, 2014
Current Assets	$890
Property and Equipment	1,505
Other Long-term Assets	36
Intangible Assets	5,249
Goodwill	10,115
Total Assets Acquired	17,795
Liabilities Assumed	6,336
Net Assets Acquired	$11,459

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

Intangible assets consist of the following (in thousands):

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$82,754	$(77,946)	(a)
Customer Relationships	3,294	(1,245)	12 Years
Test Prep Relationships	1,006	(168)	1 Year
Non-compete Agreements	2,467	(2,091)	5 Years
Curriculum/Software	3,026	(2,381)	(b)
Outplacement Relationships	3,900	(1,699)	15 Years
Franchise Contracts	11,032	(102)	18 Years
Clinical Agreements	409	(48)	15 Years
Trade Names	5,092	(4,616)	8.5Years
Total	$112,979	$(90,294)
Indefinite-lived Intangible Assets:
Trade Names	$47,864
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	56,367
Total	$302,315

(a)	The total weighted average estimated amortization period for Student Relationships is 6 years for Faculdade Boa Viagem ("FBV"), 5 years for Centro Universitario do Vale do Ipojuca ("Unifavip"), 4 years for AUC, and 6 years for Damasio.
(b)	The total weighted average estimated amortization period for Curriculum is 5 years for Becker and 2 years for DeVry Brasil.

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$81,460	$(78,401)
Customer Relationships	3,650	(1,019)
Non-compete Agreements	2,522	(1,958)
Curriculum/Software	5,674	(4,693)
Outplacement Relationships	3,900	(1,439)
Clinical Agreements	576	(29)
Trade Names	5,808	(4,968)
Total	$103,590	$(92,507)

Indefinite-lived Intangible Assets:
Trade Names	$40,826
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	44,503
Total	$283,414

Amortization expense for amortized intangible assets was $1.2 million and $2.5 million for the three and nine months ended March 31, 2015, respectively, and $1.6 million and $4.9 million for the three and nine months ended March 31, 2014, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (in thousands):

Fiscal Year	AUC	Becker	DeVry Brasil	Carrington	Total
2015	$387	$883	$2,314	$260	$3,844
2016	-	851	3,213	260	4,324
2017	-	601	1,621	260	2,481
2018	-	329	1,312	260	1,901
2019	-	329	1,165	260	1,754
Thereafter	-	649	8,968	1,096	10,713

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

In accordance with U.S. GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. An annual impairment review was most recently completed on May 31, 2014. As of the May 31, 2014 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit, as estimated fair values exceeded the carrying amounts.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis are also triggering events that could be cause for an interim impairment review. In its analysis of triggering events management also considers changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others. Management concluded that no triggering event had occurred during the first nine months of fiscal year 2015.

This interim triggering event analysis was based, in part, on the fact that the estimated fair values of DeVry Group’s reporting units exceeded their carrying values by at least 24% as of the May 2014 annual impairment assessment, except that of Carrington where the excess was 5%. The estimated fair values of the indefinite-lived intangible assets exceeded their carrying values by no less than 13% as of the end of fiscal year 2014.

Though the DeVry University reporting unit experienced a decline in revenue in the first nine months of fiscal year 2015 as compared to the first nine months of fiscal year 2014, management does not believe business conditions have deteriorated such that it was more likely than not that the fair value was below carrying value for this reporting unit or its associated indefinite-lived intangible assets during the first nine months of fiscal year 2015. At DeVry University, which carries a goodwill balance of $22.2 million and intangible assets of $1.6 million, revenue declined in the first nine months of fiscal year 2015 by approximately 13.5% from the year-ago period and operating earnings before special charges in the first nine months of fiscal year 2015 declined by 38.6% from the year-ago period. The revenue and operating earnings declines at DeVry University were primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower demand among the university’s target segment of students, believed to be driven by heightened competition, the availability of lower cost degrees, perceptions of the value of a college degree and increased reluctance to take on debt.

To address the issue of declining enrollment, DeVry University is implementing a transformation strategy which includes both, near-term actions to improve enrollments, and longer-term investments to increase competitiveness and differentiation. This involves focusing on fewer specific core markets, updating the DeVry University brand, specifically investing in local markets where the university has the best competitive positioning and implementing new, student-focused teaching and service innovations designed to attract students.

In the near term, the goal is to sustain positive economics and to re-set DeVry University for long-term profitability. Three key actions are being implemented to achieve these results:

•	Further reduce the physical footprint of DeVry University. Management has identified a set of local markets where the institution has relatively stronger competitive positions. In these markets DeVry University will invest in tailored communications and marketing plans. Another 14 locations will move to an online-only model. These locations were selected because many students in these markets were already studying online. The reduction of DeVry University’s campus footprint and related staff reductions will enable the university to invest in its core markets.

•	Further reduce DeVry University’s cost structure. While marketing spending will increase in the focused local markets, overall marketing spending in other areas will be reduced. In total, operating cost savings of over $125 million are projected in fiscal year 2016. From fiscal year 2013 through fiscal year 2015, DeVry University’s cost structure will have been reduced by more than $300 million by aligning its cost structure with enrollments, while continuing to enhance quality and service.

•	Re-launch the DeVry University brand with a new communications campaign to establish a distinct voice for the brand and to instill pride among the students it serves.

Over the long term, management’s goal is to transform DeVry University by bolstering its value proposition and student experience. This will help DeVry University better compete in the ever-changing higher education landscape. This initiative will focus on four strategies:

•	Differentiating DeVry University’s teaching and learning model by investing in new educational technologies. This builds on a long tradition of innovation in education to make it more accessible to students with diverse needs and backgrounds.

•	Improving the DeVry University teaching and learning model by revitalizing the content and structure of courses. This is accomplished through a programmatic focus which ensures each program is designed to best meet the needs of DeVry University’s students and employers and better communicates each program’s value propositions to the market.

•	Improving the affordability of DeVry University’s programs with a pricing strategy that meets student needs and helps students achieve their goals of finishing their education. A key element of pricing optimization is the strategic use of scholarships to enhance the value proposition DeVry University provides its students. DeVry University scholarships have two objectives: attracting new students and improving student persistence.

•	Strengthening employer relationships via a “workforce solutions” initiative. This means providing a more integrated solution to help employers attract, develop and retain the best talent.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry University has reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 17 campus locations and completed 13 campus size reductions. There are plans for 14 additional closures and space reductions. DeVry University operates 82 campus locations as of the commencement of the March 2015 session.

Management believes its planned operational strategies will stabilize the negative enrollment trends over the next several years. Cost reduction initiatives since fiscal year 2012 have reduced operating expenses and shifted costs to a more variable model. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2014 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 24%. Due to the effects of continually declining enrollments, this excess margin has been rapidly declining in recent periods. The actual operating results of DeVry University for the first nine months of fiscal year 2015 are less than the fiscal year 2015 operating plan. As a result of this change in circumstances, management reviewed the May 2014 impairment analysis for DeVry University using revised forecasted operating results. This update indicated the fair value had further declined but still exceeded the carrying value of the DeVry University reporting unit by approximately 14%. Should business conditions at DeVry University deteriorate to the point where the carrying value of this reporting unit exceeds its fair value, then goodwill and intangible assets could be impaired. This could require a write-off of up to $23.8 million.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At March 31, 2015 intangible assets from business combinations totaled $325 million, and goodwill totaled $561.4 million. Together, these assets equaled approximately 41% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit as of March 31, 2015 (in thousands):

Reporting Unit	As of March 31, 2015
American University of the Caribbean School of Medicine	$68,321
Ross University School of Medicine and Ross University School of Veterinary Medicine	237,173
Chamberlain College of Nursing	4,716
Carrington College	98,784
DeVry Brasil	97,687
Becker Professional Education	32,529
DeVry University	22,196
Total	$561,406

The table below summarizes goodwill balances by reporting segment as of March 31, 2015 (in thousands):

Reporting Segment:	As of March 31, 2015
Medical and Healthcare	$408,994
Business, Technology and Management	22,196
International and Professional Education	130,216
Total	$561,406

The table below summarizes the changes in the carrying amount of goodwill, by segment as of March 31, 2015 (in thousands):

	Medical and Healthcare	Business, Technology and Management	International and Professional Education	Total
Balance at June 30, 2012	$462,088	$22,196	$65,677	$549,961
Acquisitions	-	-	16,120	16,120
Impairments	(53,094)	-	-	(53,094)
Foreign currency exchange rate changes			(4,050)	(4,050)
Balance at June 30, 2013	$408,994	$22,196	$77,747	$508,937
Acquisitions	-	-	9,675	9,675
Foreign currency exchange rate changes	-	-	1,267	1,267
Balance at June 30, 2014	$408,994	$22,196	$88,689	$519,879
Acquisitions	-	-	67,264	67,264
Foreign currency exchange rate changes	-	-	(25,737)	(25,737)
Balance at March 31, 2015	$408,994	$22,196	$130,216	$561,406

The net increase in the goodwill balance from June 30, 2014 in the International and Professional Education segment is the result of the addition of goodwill of $10.1 million, $1.7 million and $55.5 million from the acquisitions of FMF, Faci and Damasio, respectively. This was partially offset by changes in the value of the Brazilian Real and British Sterling Pound as compared to the U.S. dollar. See “Note 8- Business Combinations” for further explanation of the acquisition of FMF, Faci and Damasio. Since DeVry Brasil and Becker Europe goodwill is recorded in each group’s respective local currency, fluctuations in the respective local currency’s value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment as of March 31, 2015 (dollars in thousands):

As of March 31, 2015
Reporting Segment
Medical and Healthcare	$204,700
International and Professional Educational	95,970
Business, Technology and Management	1,645
Total	$302,315

Total indefinite-lived intangible assets increased by $17.0 million from June 30, 2014. The increase mainly due to the addition of $5.1 million, $6.8 million and $27.3 million of indefinite-lived intangible assets associated with the acquisitions of FMF, Faci, and Damasio, respectively. This increase was partially offset by a change in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10:  RESTRUCTURING CHARGES

For the three and nine months ending March 31, 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $5.9 million and $16.9 million, respectively. Also, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a reduction in force (“RIF”) in the first nine months of fiscal year 2015. These actions reduced DeVry University’s workforce by 298 total positions and resulted in pre-tax charges for the three and nine months ending March 31, 2015 of $1.1 million and $13.6 million. Restructuring charges were allocated to segment costs in the first nine months of fiscal year 2015 as follows: $4.5 million to Medical and Healthcare and $26.0 million to Business Technology and Management.

During the first nine months of fiscal year 2014, DeVry Group implemented a VSP that reduced its workforce by 66 positions across DeVry University and the DeVry Group home office. This resulted in a pre-tax charge of $10.4 million in the nine month period that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $6.0 million were recorded during the first nine months of fiscal year 2014. These restructuring costs were allocated to the following DeVry Group segments: $8.0 million to Business, Technology and Management, $5.5 million to Medical and Healthcare and $2.9 million to the DeVry Group home office, which is classified as “Home Office and Other” in “Note 14 - Segment Information” to the consolidated financial statements of this Form 10-Q.

The following table summarizes the separation and restructuring plan activity for the fiscal years 2015 and 2014, for which cash payments are required (dollars in millions):

Liability balance at June 30, 2013	$13.2
Increase in liability (separation and other charges)	30.0
Reduction in liability (payments and adjustments)	(21.9)

Liability balance at June 30, 2014	21.3
Increase in liability (separation and other charges)	26.3
Reduction in liability (payments and adjustments)	(19.0)
Liability balance at March 31, 2015	$28.6

Of this liability balance, $16.1million is recorded as Accrued Expenses and $12.5 million is recorded as Deferred Rent and Other liabilities in the Consolidated Balance Sheet at March 31, 2015. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to nine years.

NOTE 11: INCOME TAXES

Taxes on income from continuing operations were 13.2% and 13.7% for the third quarter and first nine months of fiscal year 2015, respectively, compared to 18.7% and 16.9% for the third quarter and first nine months of fiscal year 2014. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM, which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of March 31, 2015 and 2014, cumulative undistributed earnings attributable to international operations were approximately $741.0 million and $608.4 million, respectively.

As of March 31, 2015 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $7.0 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $7.0 million. As of March 31, 2014, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of benefits, was $9.3 million and, if recognized, the total amount would impact the effective tax rate.

We expect that our unrecognized tax benefits will decrease during fiscal year 2015. During the first nine months of fiscal year 2015 the balance decreased by approximately $2.6 million due to the settlement of various audits and the lapsing of statutes of limitation. We do not anticipate a material change in the balance in the next 12 months. DeVry Group classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of March 31, 2015 and March 31, 2014 was $1.5 million and $1.4 million, respectively.

NOTE 12: DEBT

DeVry Group had no outstanding borrowings under its credit facility at March 31, 2015 and March 31, 2014. DeVry Group does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV, Facid, Joao Pessoa, FMF and Damasio (see “Note 8 - Business Combinations” for discussion of the Facid, FMF and Damasio acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. This facility replaced a similar facility that was to expire on May 10, 2016. The Credit Agreement provides for a five-year multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than United States dollars of up to $200 million. Up to $50 million of the Aggregate Commitment will be available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on the DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in March of 2020. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $0.1 million as of March 31, 2015, and were $7.8 million as of March 31, 2014 under the previous agreement. As of March 31, 2015, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of March 31, 2015. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

DeVry Group recorded deferred financing fees of $3.5 million in relation to the revolving credit facility entered into on March 31, 2015 and expensed $0.8 million of unamortized fees related to the previous credit agreement. This expense is classified as Interest Expense in the Consolidated Statements of Income for the three and nine months ended March 31, 2015.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and letters of credit. DeVry Group was in compliance with the debt covenants as of March 31, 2015.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business.

In April 2013, DeVry Group received a subpoena from the Office of the Attorney General of the State of Illinois and a Civil Investigative Demand (a “CID”) issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The Illinois subpoena concerns potential state law implications in the event violations of federal law took place. It was issued pursuant to the Illinois False Claims Act in connection with an investigation concerning whether the compensation practices of DeVry Group and certain of its affiliates are in compliance with the Incentive Compensation Ban of the Higher Education Act and required DeVry Group to provide documents relating to these matters for periods on or after January 1, 2002. DeVry Group responded to the subpoena in May 2013. The Massachusetts CID was issued in connection with an investigation into whether DeVry Group caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry Group’s Massachusetts students and required DeVry Group to answer interrogatories and to provide documents relating to periods on or after January 1, 2007. DeVry Group responded to the CID in May 2013. The timing or outcome of the aforementioned matters, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

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

On April 10, 2015, DeVry Group received from the Office of the United States Attorney for the Northern District of Ohio compulsory requests for documents and information from 2007 through April 1, 2015. The requests address allegations under the False Claims Act that DeVry University offered an associate degree program in Health Information Technology without providing necessary information to applicants regarding requirements for obtaining a degree and a job in the health information technology field upon graduation. DeVry Group is cooperating with the U.S. Attorney with a view toward demonstrating the compliant nature of its practices. The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry Group’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before noncontrolling interest, income taxes, interest income and expense, and certain home office-related depreciation and expenses. Income taxes, interest income and expense, and certain home office-related depreciation and expenses are reconciling items in arriving at income before income taxes for each segment. As of the first quarter of fiscal year 2015, amortization expense is included in the operating income of each segment and is no longer a reconciling item in arriving at income before income taxes for each segment. Prior year information has been restated to reflect this change. This change was made to reflect how management now evaluates segment operating results. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable home office assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as home office assets. The accounting policies of the segments are the same as those described in “Note 3 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Following is a tabulation of business segment information based on the segmentation for the three and nine months ended March 31, 2015 and 2014. Home office information is included where it is needed to reconcile segment data to the consolidated financial statements (in thousands).

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Medical and Healthcare	$225,427	$204,610	$645,424	$570,913
International and Professional Education	61,112	50,782	175,539	155,933
Business, Technology and Management	203,832	241,896	617,810	714,118
Intersegment Revenue and Other	(541)	(1,171)	(2,019)	(2,666)
Total Consolidated Revenue	$489,830	$496,117	$1,436,754	$1,438,298
Operating Income:
Medical and Healthcare	$43,302	$44,703	$117,807	$103,687
International and Professional Education	4,629	6,330	19,859	22,401
Business, Technology and Management	1,146	22,517	(9,155)	21,403
Home Office and Other	373	(4,013)	(5,448)	(9,121)
Total Consolidated Operating Income	$49,450	$69,537	$123,063	$138,370
Interest Income (Expense):
Interest Income	$1,318	$605	$2,015	$1,498
Interest Expense	(2,813)	(1,073)	(3,558)	(3,125)
Net Interest and Other Income (Expense)	(1,495)	(468)	(1,543)	(1,627)
Total Consolidated Income from Continuing
Operations Before Income Taxes	$47,955	$69,069	$121,520	$136,743
Segment Assets:
Medical and Healthcare	$1,126,681	$1,110,784	$1,126,681	$1,110,784
International and Professional Education	398,399	296,915	398,399	296,915
Business, Technology and Management	443,234	495,711	443,234	495,711
Home Office and Other	180,363	145,455	180,363	145,455
Total Consolidated Assets	$2,148,677	$2,048,865	$2,148,677	$2,048,865
Additions to Long-lived Assets:
Medical and Healthcare	$14,366	$8,559	$44,642	$27,487
International and Professional Education	122,926	2,705	145,137	34,246
Business, Technology and Management	965	2,497	4,154	10,351
Home Office and Other	4,196	422	7,419	3,522
Total Consolidated Additions to Long-lived Assets	$142,453	$14,183	$201,352	$75,606
Reconciliation to Consolidated Financial Statements
Capital Expenditures	$21,240	$14,183	$64,301	$47,609
Increase in Capital Assets from Acquisitions	9,416	-	10,921	2,037
Increase in Intangible Assets and Goodwill	111,797	-	126,130	25,960
Total Increase in Consolidated Long-lived Assets	$142,453	$14,183	$201,352	$75,606
Depreciation Expense:
Medical and Healthcare	$6,437	$5,786	$19,468	$18,407
International and Professional Education	1,579	1,389	4,532	2,503
Business, Technology and Management	9,290	11,072	28,171	32,983
Home Office and Other	3,459	2,575	9,955	7,648
Total Consolidated Depreciation	$20,765	$20,822	$62,126	$61,541
Intangible Asset Amortization Expense:
Medical and Healthcare	$162	$901	$485	$2,745
International and Professional Education	1,080	693	2,050	2,110
Total Consolidated Amortization	$1,242	$1,594	$2,535	$4,855

DeVry Group conducts its educational operations in the United States, the Caribbean Islands (countries of Dominica, St. Kitts and St. Maarten), Brazil, Canada, Europe, the Middle East and the Pacific Rim. Other International revenues, which are derived principally from Canada, Europe and the Pacific Rim, were less than 5% of total revenues for the three and nine months ended March 31, 2015 and 2014. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months Ended March, 31		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue from Unaffiliated Customers:
Domestic Operations	$365,677	$379,919	$1,067,034	$1,098,306
International Operations:
Dominica, St. Kitts and St. Maarten	85,144	85,798	257,590	247,694
Brazil	37,503	27,018	106,930	83,444
Other	1,506	3,382	5,200	8,854
Total International	124,153	116,198	369,720	339,992
Consolidated	$489,830	$496,117	$1,436,754	$1,438,298
Long-lived Assets:
Domestic Operations	$360,253	$382,143	$360,253	$382,143
International Operations:
Dominica, St. Kitts and St. Maarten	182,975	168,171	182,975	168,171
Brazil	48,973	46,486	48,973	46,486
Other	2,148	2,007	2,148	2,007
Total International	234,096	216,664	234,096	216,664
Consolidated	$594,349	$598,807	$594,349	$598,807

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

OVERVIEW

During the third quarter of fiscal year 2015, DeVry Group’s revenue and net income decreased as compared to the year-ago quarter. Revenue in the Business, Technology and Management segment declined in the third quarter, partially offset by revenue growth in the Medical and Healthcare and International and Professional Education segments. Operational and financial highlights for the third quarter of fiscal year 2015 include:

•	Chamberlain College of Nursing (“Chamberlain”) grew its revenue by more than 25% as compared to the year-ago quarter. For the March 2015 session, total student enrollment at Chamberlain increased 27.1% to 23,108 students as compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations.

•	In January 2015, DeVry Brasil completed the acquisition of Faculdade Ideal (“Faci”). In February 2015, DeVry Brasil completed the acquisition of Damásio Educacional (“Damasio”). Faci is located in Belém, Pará in northern Brazil. Faci serves approximately 2,500 students and offers undergraduate programs in high-demand career fields such as law, education, accounting, technology and engineering. Damasio is headquartered in São Paulo and is a leader in bar exam test preparation and operates a law school. Damasio has a 44-year history in Brazil and serves more than 50,000 test preparation students through a network of approximately 220 learning centers located in many major cities throughout Brazil and through distance learning. The law school has three locations in São Paulo and serves more than 14,000 students. These acquisitions continue the process of expanding DeVry Brasil’s presence in the northeast and north areas of the country and establishing a presence in São Paulo and in the southeast of Brasil.

•	In April 2015, DeVry University announced the next phase of its strategy to return to growth and transform the institution through new, student-focused innovations. Near-term, the university is taking action to invest in its strongest markets and programs; reduce its cost structure; and establish a distinct voice for its brand. In addition, DeVry University is implementing strategies to place it on a path for growth by enhancing the teaching and learning model, addressing affordability, and strengthening employer workforce solutions. Taken together, these actions are designed to provide positive economics in fiscal year 2016.

•	DeVry Group recorded pre-tax restructuring charges of $7.0 million in the third quarter. Of these charges, $1.1 million relates to severance for workforce reductions and $5.9 million relates to real estate consolidations. During the remainder of fiscal year 2015, DeVry Group expects to continue cost control efforts which may result in additional restructuring charges. Expense reductions of over $100 million are expected for fiscal year 2015 related to restructuring and other cost saving initiatives, primarily within DeVry University.

•	In 2015, Ross University School of Medicine (“RUSM”) and American University of the Caribbean School of Medicine (“AUC”) current and prior graduates earned more than 1,050 residency positions at hospitals in the United States and Canada.

•	In March 2015, DeVry Group entered into a new, secured revolving credit agreement. The amount of borrowing capacity available under the credit agreement is $400 million. Subject to certain conditions set forth in the credit agreement, the aggregate commitment may be increased up to $550 million. The credit agreement has a five-year term ending May 2020 and replaces DeVry Group’s prior $400 million agreement that was set to expire in May 2016.

•	DeVry Group’s financial position remained strong, generating $209.4 million of operating cash flow during the first nine months of fiscal year 2015. As of March 31, 2015, cash and cash equivalents totaled $402.1 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the third quarter and first nine months of fiscal year 2015, DeVry Group recorded restructuring charges related to workforce reductions and real estate consolidations at DeVry University and real estate consolidations at Chamberlain and Carrington in order to align its cost structure with enrollments.  During the third quarter and first nine months of fiscal year 2014, DeVry Group recorded restructuring charges primarily related to workforce reductions and real estate consolidations at DeVry University, Carrington and the DeVry Group home office. DeVry Group recorded a gain from the sale of a former DeVry University campus in Decatur, Georgia, during the first nine months of fiscal year 2014.  DeVry Group also recorded the operating results of its Advanced Academics Inc. reporting unit as discontinued operations in both fiscal years 2015 and 2014. The following table illustrates the effects of restructuring charges, discontinued operations and gain on the sale of assets on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these special items and discontinued operations provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the special nature of the restructuring charges, gain on the sale of assets and discontinued operations. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Net Income	$47,120	$55,525	$109,973	$96,548
Earnings per Share (diluted)	$0.72	$0.86	$1.68	$1.49
Discontinued Operations (net of tax)	$(5,576)	$607	$(5,576)	$16,855
Earnings per Share (diluted)	$(0.08)	$0.01	$(0.08)	$0.26
Restructuring Expenses (net of tax)	$3,879	$-	$20,868	$10,057
Effect on Earnings per Share (diluted)	$0.06	$-	$0.32	$0.16
Gain on Sale of Assets (net of tax)	$-	$-	$-	$(1,167)
Effect on Earnings per Share (diluted)	$-	$-	$-	$(0.02)
Net Income from Continuing Operations Excluding the Restructuring Expenses and Gain on Sale of Assets (net of tax)	$45,423	$56,132	$125,265	$122,293
Earnings per Share from Continuing Operations Excluding the Restructuring Expenses and Gain on Sale of Assets (net of tax)	$0.70	$0.87	$1.92	$1.89
Shares used in diluted EPS calculation	65,265	64,841	65,402	64,747

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the third quarter and first nine months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	51.7%	48.9%	52.2%	50.6%
Student Services and Administrative Expense	36.8%	37.1%	37.1%	38.8%
Gain on Sale of Asset	-	-	-	(0.1)%
Restructuring Expense	1.4%	0.0%	2.1%	1.1%
Total Operating Cost and Expense	89.9%	86.0%	91.4%	90.4%
Operating Income from Continuing Operations	10.1%	14.0%	8.6%	9.6%
Net Interest Expense	(0.3)%	(0.1)%	(0.1)%	(0.1)%
Income From Continuing Operations Before Noncontrolling Interest and Income Taxes	9.8%	13.9%	8.5%	9.5%
Income Tax Provision	(1.3)%	(2.6)%	(1.2)%	(1.6)%
Income From Continuing Operations Before Noncontrolling Interest	8.5%	11.3%	7.3%	7.9%
Income (Loss) on Discontinued Operations, Net of Tax	1.1%	(0.1)%	0.4%	(1.2)%
Net Income	9.6%	11.2%	7.7%	6.7%
Net Income Attributable to Noncontrolling Interest	0.0%	0.0%	0.0%	0.0%
Net Income Attributable to DeVry Education Group	9.6%	11.2%	7.7%	6.7%

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI”) which are included in the discontinued operations section of the Consolidated Statements of Income for all periods presented.

REVENUE

Total consolidated revenue for the third quarter of fiscal year 2015 of $489.8 million decreased $6.3 million, or 1.3%, as compared to the year-ago quarter. For the first nine months of fiscal year 2015, total consolidated revenue decreased $1.5 million or 0.1% to $1,436.8 million, as compared to the year-ago period. The decrease in third quarter revenue was driven primarily by a decline in student enrollments at DeVry University where revenue decreased by 15.7% compared to the year-ago quarter. In addition, revenue at Becker, which is included in the International and Professional Education segment, decreased 0.7% in the third quarter primarily driven by a lower number of CPA exam candidates. Partially offsetting these revenue declines in the third quarter was an increase in revenue of 10.2% within the Medical and Healthcare segment compared to the year-ago quarter primarily driven by growth in total student enrollment and tuition price increases. Also, revenue at DeVry Brasil, which is included in the International and Professional Education segment, rose 38.8% as compared to the year-ago quarter as a result of both organic growth and acquisitions.

The revenue increase for the first nine months of fiscal year 2015 was driven by revenue increases within the Medical and Healthcare and International and Professional Education segments for the same reasons as noted above. These increases were partially offset by a revenue decline of 13.5% compared to the year-ago period at DeVry University driven primarily by a decline in student enrollment.

Management expects that total revenue will decrease in the range of 1% to 2% in the fourth quarter of fiscal year 2015 as compared to the fourth quarter of fiscal year 2014, with declining revenue at DeVry University offsetting revenue growth in the Medical and Healthcare and International and Professional Education segments.

Medical and Healthcare

Medical and Healthcare segment revenue increased 10.2% to $225.4 million in the third quarter and increased 13.1% to $645.4 million for the first nine months of fiscal year 2015 as compared to the year-ago periods. Higher total student enrollment for the quarter and first nine months at Chamberlain was the key driver of revenue growth. Key trends for DMI, Chamberlain and Carrington are set forth below. See discussion following the enrollment information for explanations of the trends.

DeVry Medical International

DeVry Medical International Student Enrollment:

	Fiscal Year 2015		Fiscal Year 2014
Term	Sept. 2014	Jan. 2015	Sept. 2013	Jan. 2014	May 2014
New Students	943	560	978	582	555
% Change from Prior Year	(3.6)%	(3.8)%	5.7%	(3.5)%	7.1%
Total Students	6,406	6,146	6,458	6,673	5,925
% Change from Prior Year	(0.8)%	(7.9)%	4.0%	5.6%	2.2%

At DMI, new and total student enrollment in the May 2014 semester, which contributed revenues for the first two months of fiscal year 2015, increased 7.1% and 2.2%, respectively, from the May 2013 semester. In the September 2014 semester, new student enrollment declined 3.6% and total student enrollment declined 0.8% from the September 2013 semester. In the January 2015 semester, new student enrollment declined 3.8% and total student enrollment declined 7.9% from the January 2014 semester. The enrollment declines were the result of an insufficient number of qualified applicants in a competitive market. Management implemented a new marketing approach and organizational changes to provide more focus on and support to each of the medical schools and to enhance scholarships.

Management believes the demand for medical education remains strong and can support management expectations to grow new enrollments in the low-single digit range over the long-term; however, heightened competition may adversely affect DMI’s ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences and clinical rotation portions of AUC’s medical program were $19,550 and $21,875, respectively, per semester. These tuition rates represent an increase from the September 2013 rates of approximately 3.0%.

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences portion of the programs at RUSM were $19,675 per semester. Tuition and fees for the clinical portion of the program were $21,710 per semester. These tuition rates represent an increase from the September 2013 rates of 4.5%.

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences portion of the programs at RUSVM were $17,725 per semester. Tuition and fees for the clinical portion of the program were $22,250 per semester. These tuition rates have not increased from the September 2013 rates. The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of books, supplies, transportation, and living expenses.

Chamberlain College of Nursing

Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015
New Students	2,066	3,864	2,137	3,702	2,166
% Change from Prior Year	60.8%	14.3%	9.5%	5.7%	3.5%
Total Students	17,603	20,920	20,807	23,055	23,108
% Change from Prior Year	39.2%	33.3%	32.3%	27.1%	27.1%

	Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	Mar. 2014	May 2014
New Students	1,285	3,380	1,952	3,501	2,092	3,142
% Change from Prior Year	(34.9)%	108.0%	(8.0)%	65.1%	55.0%	37.6%
Total Students	12,648	15,690	15,732	18,136	18,185	18,929
% Change from Prior Year	16.5%	30.2%	28.5%	32.2%	37.4%	35.7%

The lower new student enrollment for the July, November and March sessions as compared to the September, January and May sessions is due to Chamberlain having six new student starts for its post-licensure online programs, but only three for its campus-based programs.

Continued demand for nurses positively influenced career decisions of new students towards this field of study. The historical trend of increases in new student enrollments is attributable to increased demand for Chamberlain’s RN-to-BSN online degree option, MSN-Family Nurse Practitioner and Doctor of Nursing Practice (“DNP”) degree programs, the addition of several new campus locations, campus expansion and organic growth at existing locations.

Tuition Rates:

•	Effective for sessions beginning in July 2014, tuition is $665 per credit hour for students enrolling one to six credit hours per session in the Chamberlain BSN, Associate Degree in Nursing (“ADN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate is unchanged as compared to the prior year. Tuition is $300 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2014, tuition is $590 per credit hour for students enrolled in the Chamberlain Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree option. This tuition rate is unchanged from the July 2013 tuition rate. Tuition for students enrolled in the online Master of Science in Nursing (“MSN”) program is $650 per credit hour, which is unchanged from the prior year. The online DNP program was offered at $750 per credit hour. This tuition rate is unchanged from the July 2013 tuition rate.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2015
Term	Sept. 2014	Dec. 2014	Mar. 2015
New Students	2,623	1,951	2,187
% Change from Prior Year	(4.0)%	14.4%	(2.7)%
Total Students	7,634	7,444	7,639
% Change from Prior Year	(0.9)%	1.2%	(1.5)%

	Fiscal Year 2014
Term	Sept. 2013	Dec. 2013	Mar. 2014	June 2014
New Students	2,733	1,706	2,247	1,766
% Change from Prior Year	(19.5)%	(3.2)%	(6.0)%	9.9%
Total Students	7,706	7,358	7,758	7,353
% Change from Prior Year	1.0%	(0.6)%	(2.4)%	3.4%

For the three months ended March 31, 2015, new and total student enrollment decreased 2.7% and 1.5%, respectively, from the year-ago period, as a result of fewer class starts this quarter versus the same period last year. Combined new student enrollment over the nine month period ended March 31, 2015 increased 1.1% and total enrollment declined 0.5% compared to the year-ago nine month period.

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

International and Professional Education

International and Professional Education segment revenue increased 20.3% to $61.1 million in the third quarter and increased 12.6% to $175.5 million for the first nine months of fiscal year 2015 as compared to the year-ago periods. Third quarter revenue at DeVry Brasil increased 38.8% as compared to the year-ago quarter. The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported revenue for the third quarter by approximately $10 million. Without this currency effect, revenue at DeVry Brasil would have risen approximately 76% in the third quarter as compared to the year-ago quarter. In addition to revenue growth within existing institutions, the recent acquisitions of FMF, Faci and Damasio, which were acquired during fiscal year 2015, contributed more than two-thirds of this revenue growth. Partially offsetting this revenue increase was a decline in third quarter revenue at Becker of 0.7% compared to the year-ago quarter, which was driven by a decline in the number of CPA exam candidates.

The revenue increase for the first nine months of fiscal year 2015 was driven by an increase of 28.1% at DeVry Brasil. The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported revenue for the first nine months of fiscal year 2015 by approximately $15 million. Without this currency effect, revenue at DeVry Brasil would have risen approximately 46% for the first nine months of fiscal year 2015, as compared to the year-ago period. The recent acquisitions of FMF, Faci and Damasio, which were acquired during fiscal year 2015, contributed more than 40% of this revenue growth. Again, partially offsetting this revenue increase was a decline in revenue at Becker of 5.4% for the first nine months of fiscal year 2015, as compared to the year-ago period, for the same reason noted above.

Though Brazil continues to face a slowing economy and this economic environment continues to present challenges to growth in the education sector, DeVry Brasil has been able to steadily increase enrollment through its emphasis on quality and brand recognition. Management believes new student enrollment growth for fiscal year 2016 will be in the high single digits; however, should economic conditions continue to weaken, and austerity measures be instituted by the Brazilian government, DeVry Brasil’s ability to grow may be diminished.

Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil Student Enrollment:

	Fiscal Year 2015		Fiscal Year 2014
Term	Sept. 2014	Mar. 2015	Sept. 2013	Mar. 2014
New Students	5,217	18,173	3,785	8,845
% Change over Prior Year	37.8%	105.5%	(4.8)%	19.7%
Total Students	33,591	58,724	29,340	33,013
% Change over Prior Year	14.5%	77.9%	39.5%	13.5%

These enrollment figures include students enrolled in degree granting programs and exclude students enrolled in the test preparation programs at Damasio. The acquisitions of FMF, Faci and Damasio, which all occurred in fiscal year 2015, added 8,155 new student enrollments and 20,858 total student enrollments to the March 2015 semester totals. Excluding the effect of these recent acquisitions, new and total enrollment grew 13% and 15%, respectively, in the March semester.

In addition, in fiscal year 2015, DeVry Brasil enrolled 1,852 students in Pronatec, a federal government-sponsored certificate program that aims to increase the number of technical and vocational students in Brazil. No new students were enrolled in Pronatec in the March semester as the federal government deferred entrance of new students until the second session of calendar year 2015.

DeVry Brasil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”) which may impose limits on the number of students who can be enrolled in the programs. As of March 31, 2015, one DeVry Brasil institution (Área1) is subject to restrictions on the number of overall students and the ability to launch new programs. Four programs are being monitored by MEC but are not subject to restrictions. Management has applied for approval to have these limitations removed and expects this to occur during the first quarter of fiscal year 2016.

DeVry Brasil students are eligible for loans under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program, which is financed by the Brazilian government. As of March 31, 2015, approximately 34% of DeVry Brasil’s degree seeking students are financed under the FIES program. The Brazilian government has recently proposed changes to the FIES regulations that would serve to add a restriction limiting student eligibility for FIES funding and extend the government’s time to pay participating institutions. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping achieve the national goal of college graduates. These changes could result in fewer DeVry Brasil students qualifying for the FIES program and adversely impact DeVry Brasil’s growth and liquidity by lengthening the reimbursement period from the Brazilian government.

Business, Technology and Management

Revenue in DeVry Group’s Business, Technology and Management segment, which is composed solely of DeVry University, decreased 15.7% to $203.8 million in the third quarter of fiscal year 2015 and decreased 13.5% to $617.8 million for the first nine months of fiscal year 2015 as compared to the year-ago periods as a result of a decline in student enrollment and a decrease in revenue per student as compared to the year-ago periods. Enrollment declines are expected to continue for the remainder of fiscal year 2015, which will result in lower revenue. Key trends in enrollment and tuition pricing are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015
New Students	4,915	5,268	4,201	4,282	4,156
% Change over Prior Year	(13.4)%	(20.0)%	(12.9)%	(12.8)%	(17.2)%
Total Students	37,210	39,857	38,235	37,922	36,188
% Change over Prior Year	(12.2)%	(15.1)%	(12.6)%	(15.9)%	(15.0)%

	Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	Mar. 2014	May 2014
New Students	5,674	6,589	4,824	4,911	5,018	4,388
% Change over Prior Year	(24.7)%	0.1%	(12.0)%	(7.9)%	(2.5)%	(4.9)%
Total Students	42,374	46,966	43,726	45,097	42,583	41,977
% Change over Prior Year	(16.1)%	(16.3)%	(11.7)%	(15.1)%	(10.4)%	(14.1)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015
Total Coursetakers	13,845	15,532	15,136	15,108	14,651
% Change from Prior Year	(14.0)%	(13.4)%	(9.8)%	(12.8)%	(9.5)%

	Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	Mar. 2014	May 2014
Total Coursetakers	16,107	17,925	16,778	17,322	16,192	15,866
% Change from Prior Year	(18.0)%	(18.8)%	(14.1)%	(18.0)%	(15.1)%	(15.8)%

Management believes the decreases in enrollment have been due to lower demand from DeVry University’s target student segment driven by heightened competition from both public-sector and private-sector education providers, the availability of lower cost degrees, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy which includes both, near-term actions to improve enrollments, and longer-term investments to increase competitiveness and differentiation.

In the near term, the goal is to sustain positive economics and to reset DeVry University for long-term profitability. Three key actions are being implemented to achieve these results:

•	Further reduce the physical footprint of DeVry University. Management has identified a set of local markets where the institution has relatively stronger competitive positions. In these markets DVU will invest in tailored communications and marketing plans. Another 14 locations will move to an online-only model. These 14 locations include Portland, OR, Detroit, MI, Indianapolis, IN, Memphis, TN, Milwaukee, WI, Minneapolis, MN, Pittsburgh, PA, St. Louis, MO, two in Houston, TX, two in Seattle, WA and two in Tampa, FL. These locations were selected because many students in these markets were already studying online. The reduction of DeVry University’s campus footprint and related staff reductions will enable the university to invest in its core markets.

•	Further reduce DeVry University’s cost structure. While marketing spending will increase in the focused local markets, overall marketing spending in other areas will be reduced. In total, operating cost savings of over $125 million are projected in fiscal year 2016. From fiscal year 2013 through fiscal year 2015, DeVry University’s cost structure will have been reduced by more than $300 million dollars by aligning our cost structure with enrollments, while continuing to enhance quality and service.

•	Re-launch the DeVry University brand with a new communications campaign to establish a distinct voice for the brand and to instill pride among the students it serves.

Over the long term, management’s goal is to transform DeVry University by bolstering its value proposition and student experience. This will help DeVry University better compete in the ever-changing higher education landscape. This initiative will focus on four strategies:

•	Differentiating DeVry University’s teaching and learning model by investing in new educational technologies. This builds on a long tradition of innovation in education to make it more accessible to students with diverse needs and backgrounds.

•	Improving the DeVry University teaching and learning model by revitalizing the content and structure of courses. This is accomplished through a programmatic focus which ensures each program is designed to best meet the needs of DeVry University’s students and employers and better communicates each program’s value propositions to the market.

•	Improving the affordability of DeVry University’s programs with a pricing strategy that meets student needs and helps students achieve their goals of finishing their education. A key element of pricing optimization is the strategic use of scholarships to enhance the value proposition DeVry University provides its students. DeVry University scholarships have two objectives: attracting new students and improving student persistence.

•	Strengthening employer relationships via a “workforce solutions” initiative. This means providing a more integrated solution to help employers attract, develop and retain the best talent.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry University has reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 17 campus locations and completed 13 campus size reductions. As of the commencement of the March 2015 session, DeVry University operates 82 campus locations.

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

DeVry Group’s Cost of Educational Services increased 4.4% to $253.2 million during the third quarter and increased 3.2% to $750.3 million during the first nine months of fiscal year 2015 as compared to the year-ago periods. This increase includes costs that were incurred to support a higher number of total student enrollments for Chamberlain and DeVry Brasil as compared to the year-ago quarter and the need to support continued growth at DeVry Medical International. Cost of Educational Services within DeVry University and Carrington were lower in the third quarter and in the first nine months of fiscal year 2015 as compared to the year-ago periods. The decreases at both institutions were primarily a result of savings from cost reduction measures.

As a percentage of revenue, Cost of Educational Services increased to 51.7% in the third quarter and increased to 52.2% in the first nine months of fiscal year 2015 from 48.9% and 50.6%, respectively, during the year-ago periods. The increases were primarily the result of costs that were incurred for Chamberlain new campuses compared to the year-ago periods and decreased operating leverage within DeVry University and DeVry Medical International.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 2.0% to $180.2 million during the third quarter and decreased 4.5% to $532.9 million during the first nine months of fiscal year 2015 as compared to the year-ago periods. The decreases were primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and DeVry Group home office. Also, management is finding ways to be more efficient in marketing and recruiting efforts. These reductions were partially offset by the expense growth necessary to support the operations of DeVry Group’s other institutions (DeVry Medical International, Chamberlain, DeVry Brasil, and Becker) as well as an increase in legal fees related to an ongoing Federal Trade Commission (“FTC”) inquiry as described in “Note 13: Commitments and Contingencies” to the Consolidated Financial Statements. Amortization of finite-lived intangible assets in connection with acquisitions of institutions decreased by $0.4 million and $2.3 million during the third quarter and first nine months of fiscal year 2015, respectively, as compared to the year-ago periods. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 36.8% in the third quarter and decreased to 37.1% in the first nine months of fiscal year 2015 from 37.1% and 38.8%, respectively, during the year-ago periods. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that total operating costs will increase in the fourth quarter of fiscal year 2015 as compared to the fourth quarter of fiscal year 2014, driven by the impact of acquisitions at DeVry Brasil, the opening of additional Chamberlain campuses and an increase in marketing costs at DeVry University to support future growth. These increased costs will be partially offset by the savings from DeVry Group’s continued cost reduction measures.

Gain on the Sale of Assets

During the first nine months of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which had been vacated. The net proceeds on this sale were approximately $6.7 million, which resulted in the recording of a pre-tax gain of $1.9 million.

Restructuring Expenses

During the third quarter and first nine months of fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $5.9 million and $16.9 million, respectively. Also, in the first and third quarters of fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a reduction in force (“RIF”). These actions reduced DeVry University’s workforce by 298 total positions and resulted in pre-tax charges of $1.1 million and $13.6 million during the three and nine months ended March 31, 2015, respectively. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in the first nine months of fiscal year 2015 as follows: $4.5 million to Medical and Healthcare and $26.0 million to Business Technology and Management.

During the first nine months of fiscal year 2014, DeVry Group Home Office, DeVry Medical International and Carrington recorded charges related to real estate consolidations of $1.3 million, $0.3 million and $4.4 million, respectively. Also, during the first nine months of fiscal year 2014, DeVry Group implemented a RIF that resulted in a pre-tax charge of $10.4 million that represented severance pay and benefits for these employees. These restructuring costs were allocated to the segments in the first nine months of fiscal year 2014 as follows: $8.0 million to Business Technology and Management, $5.5 million to Medical and Healthcare, $2.9 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 14 - Segment Information” to the consolidated financial statements of this Form 10-Q.

Cash payments for the fiscal year 2015 and 2014 charges were approximately $19.0 million for the nine months ended March 31, 2015. The remaining accrual for these charges is $28.6 million as of March 31, 2015. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to nine years. Additional restructuring expenses are expected to be recorded in fiscal year 2015 as DeVry Group continues to reduce costs where enrollment levels necessitate such realignment of expenses.

OPERATING INCOME

Total consolidated operating income from continuing operations decreased 28.9% to $49.5 million for the third quarter and decreased 11.1% to $123.1 million for the first nine months of fiscal year 2015 as compared to the year-ago periods. The primary drivers of the third quarter decrease in operating income were an increase in the restructuring charge, the revenue decline at DeVry University and decreased revenue at Becker. Excluding the effect of the restructuring charge, consolidated operating income from continuing operations decreased 18.8% for the third quarter and decreased 0.7% for the first nine months of fiscal year 2015 as compared to the year-ago periods. .. For the first nine months of fiscal year 2015, the effect on operating income before restructuring charges of the revenue declines at DeVry University was partially offset by cost reduction measures in this segment. Also partially offsetting the reduced operating income from DeVry University were the effects of the revenue increases in the Medical and Healthcare segment and at DeVry Brasil, compared to fiscal year 2014.

Medical and Healthcare

Medical and Healthcare segment operating income decreased 3.1% to $43.3 million during the third quarter and increased 13.6% to $117.8 million during the first nine months of fiscal year 2015, as compared to the year-ago periods. Excluding the effect of restructuring charges, segment operating income increased 2.5% for the third quarter and increased 11.9% for the first nine months of fiscal year 2015 as compared to the year-ago periods. For the third quarter, revenue increases at DMI, Chamberlain and Carrington, and cost reductions at Carrington more than offset the increase in home office allocations to support growth. For the first nine months of fiscal year 2015, revenue increases across all institutions that comprise this segment drove increased operating income along with cost reductions at Carrington.

International and Professional Education

International and Professional Education segment operating income decreased 26.9% to $4.6 million during the third quarter and decreased 11.0% to $19.9 million during the first nine months of fiscal year 2015, as compared to the year-ago periods. The decreased operating income was primarily driven by decreased revenue at Becker resulting from softness in the number of CPA exam candidates. This decrease was partially offset by an increase in operating income at DeVry Brasil of approximately $1.3 million for the third quarter (approximately 20% of which is attributable to the acquisitions of FMF, Faci and Damasio), and $4.4 million for first nine months of fiscal year 2015 (approximately 10% of which is attributable to the acquisitions of FMF, Faci and Damasio).

The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported operating income by $2.1 million and $3.3 million for the third quarter and first nine months of fiscal year 2015, respectively. Without this currency effect, operating income at DeVry Brasil would have increased approximately $3.4 million and $7.7 million in third quarter and first nine months of fiscal year 2015, respectively, as compared to the year-ago period. The acquisitions of FMF, Faci and Damasio, which were acquired during fiscal year 2015, contributed approximately 25% of this DeVry Brasil operating income growth in the third quarter of fiscal year 2015 and approximately 15%, of this growth in the first nine months of fiscal year 2015.

Business, Technology and Management

Business, Technology and Management segment operating income decreased $21.4 million to $1.1 million during the third quarter compared to the year-ago period. For the first nine months of fiscal year 2015, this segment produced an operating loss of $9.2 million compared to operating income of $21.4 million during the year-ago period. The decrease in operating income for the third quarter and the operating loss experienced in the first nine months of fiscal year 2015 were primarily the result of a decline in revenue and increases of $4.5 million and $18.1 million in restructuring charges recorded in the third quarter and first nine months, respectively, as compared to the year-ago periods (as discussed earlier).

Excluding the special charges, operating income decreased 75.1% to $5.6 million during the third quarter and decreased 38.6% to $16.8 million during the first nine months of fiscal year 2015 as compared to the year-ago periods. Total segment expenses for the third quarter of fiscal year 2015, excluding the restructuring charges decreased $20.6 million or 9.4% as compared to the year-ago quarter, as a result of savings from cost reduction measures, which partially offset lower revenue in the quarter. Total segment expenses for the first nine months of fiscal year 2015, excluding restructuring charges and gain on sale of assets decreased $84.5 million or 12.3% as compared to the year-ago period, as a result of savings from cost reduction measures, which partially offset lower revenue in the period. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management has announced additional consolidations and closures of DeVry University locations and further cost control measures will be necessary for the remainder of fiscal year 2015.

NET INTEREST (EXPENSE) INCOME

Interest income for the third quarter and first nine months of fiscal year 2015 of $1.3 million and $2.0 million, respectively, were higher than the year-ago periods. The increase is the result of higher invested cash balances in Brazil where interest rates exceed those in the U.S. Interest expense for the third quarter and first nine months of fiscal year 2015 of $2.8 million and $3.6 million, respectively, was higher than the year-ago periods due to interest on a higher amount of deferred purchase price agreement balances at DeVry Brasil along with recognizing deferred financing fees related to the refinancing of the DeVry Group revolving credit facility in the third quarter of fiscal year 2015.

INCOME TAXES

Taxes on income from continuing operations were 13.2% and 13.7% for the third quarter and first nine months of fiscal year 2015, respectively, compared to 18.7% and 16.9% for the third quarter and first nine months of fiscal year 2014, respectively. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM, which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry Group has not recorded a provision for the payment of U.S. income taxes on these earnings.

DISCONTINUED OPERATIONS

In December 2013, the assets of Advanced Academics Inc. (“AAI”) were sold for $2.0 million. The results of operations of AAI for the third quarter and first nine months of fiscal years 2015 and 2014 are classified in the Consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations.

The reported income on discontinued operations in the third quarter and first nine months of fiscal year 2015 is comprised of $0.6 million in after tax operating income due from net settlement of service agreements, and a tax benefit adjustment of $5.0 million related to the correction of an error to properly record the income tax benefit on the impairment charge taken in the first quarter of fiscal year 2014. The reported loss on discontinued operations in the first nine months of fiscal year 2014 is comprised of $3.4 million in after tax operating losses and an impairment charge of $13.5 million for the net fair market write-down of AAI’s net assets.

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

At March 31, 2015, total accounts receivable, net of related reserves, was $149.6 million compared to $161.2 million at March 31, 2014. The decrease in net accounts receivable was attributable to revenue declines at DeVry University, partially offset by the impact of continued revenue growth at Chamberlain and DeVry Brasil. DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program which is financed by the Brazilian government. The Brazilian government announced changes to this program which include extending the payment period from the government to the colleges. This change will result in a higher level of accounts receivable in Brazil.

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

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the United States, Brazil and Canada. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments against any DeVry Group institution. A comprehensive Title IV program review of DeVry University’s administration of the Title IV programs, initiated in May 2011 was closed in June 2014 with no material findings. Similar comprehensive program reviews of Carrington College-Phoenix, Ross University School of Medicine, Carrington College-California and DeVry University-Kansas City were initiated in April, May, June and August 2014, respectively, and remain open and ongoing. A comprehensive audit of DeVry University’s administration of the New York Tuition Assistance Program (“NYTAP”) and other grant programs was initiated in August 2014 by the New York state comptroller’s office. During the third quarter of fiscal year 2015, the comptroller’s office concluded the audit and submitted its report with findings to the New York State Education Department (“SED”). The findings require DeVry Group to repay $0.8 million of NYTAP funds. DeVry Group has recorded an accrual for this amount as of March 31, 2015 pending formal issuance of the report and appeal of the findings. At this point, no other material findings have been identified in any of the other reviews. Liabilities associated with any findings could include the repayment of any grant aid as well as reimbursement of the costs associated with increased defaulted loan exposure from the delivery of funds to ineligible students. In conjunction with its program review of Ross University School of Medicine, the U.S. Department of Education issued a cease and desist letter for funding students enrolled in a 5th semester course offered at two U.S. sites. The order has the potential to impact the continued Title IV eligibility for any who took the course during the period from July 2011 through September 2014. The institution provided a response to the Department of Education, clarifying the nature of the 5th semester course and has resumed Title IV funding for all of its students. Should a finding materialize related to this concern, the institution estimates its maximum liability would not materially adversely affect its business, financial conditions and/or operating results.

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

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At March 31, 2015, cash in the amount of $9.7 million was held in restricted bank accounts, compared to $8.0 million at March 31, 2014.

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

Cash from Operations

The following table provides a summary of cash flows from continuing operations during the nine months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Nine Months Ended March 31,
	2015	2014
Net Income from Continuing Operations	$104,867	$113,630
Non-cash Items	157,646	139,687
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components	(52,986)	10,696
Total Cash Provided by Operating Activities-Continuing Operations	$209,527	$264,013

Cash generated from continuing operations in first nine months of fiscal year 2015 was $209.5 million, compared to $264.0 million in the year-ago period. Net income from continuing operations decreased by $8.8 million in the first nine months of fiscal year 2015 compared to the year-ago period. The increase in non-cash items in the first nine months of fiscal year 2015 as compared to the year-ago period was primarily the result of an increase in the reserves for refunds and uncollectible accounts. The increase in the reserves was the result of a larger number of DeVry University undergraduate students departing their programs compared to the prior year. These accounts are reserved at a higher rate based on historical collection loss experience. In addition, net losses on disposals of land, buildings and equipment were higher in fiscal year 2015 due to increased restructuring activity at DeVry University which results in write-offs of assets.

Changes from June 30, 2014, in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components consisted of the following:

•	The decrease in combined net prepaid expenses, accounts payable and accrued expenses was $42.6 million which is $39.8 million more than the combined decrease in the year-ago period. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The decrease in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred and advance tuition was $10.4 million which is $23.9 million greater than the combined increase in the year-ago period. Deferred and advance tuition increased less at March 31, 2015, compared to June 30, 2014, than the comparative year-ago period. The main driver of this change was the effect on deferred and advance tuition from the decrease in revenue at DeVry University compared to the year-ago period.

Cash Used in Investing Activities

Capital expenditures for continuing operations in the first nine months of fiscal year 2015 were $64.3 million compared to $47.6 million in the year-ago period. DeVry Group continues to invest capital in facility expansion at AUC, Ross University School of Medicine and Ross University School of Veterinary Medicine; spending for the new Chamberlain and DeVry Brasil campuses and expanding existing facilities; and facility consolidations at DeVry University.

Capital spending for the remainder of fiscal year 2015 is expected to support continued investment at AUC, Ross University School of Medicine, and Ross University School of Veterinary Medicine; and facility improvements and planned new locations for Chamberlain and DeVry Brasil. Management anticipates full year fiscal year 2015 capital spending to be in the $95 to $100 million range.

On October 1, 2014, DeVry Brasil completed the acquisition of Faculdade Martha Falcao (“FMF”) which is located in the city of Manaus in the state of Amazonas in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $11.4 million in cash, in exchange for the stock of FMF. The majority of the payments were made in the second quarter of fiscal year 2015, with payments of approximately $1.6 million required over the succeeding two years. FMF serves approximately 3,500 students and offers undergraduate and graduate programs in business, accounting, law, information technology and engineering.

On January 2, 2015, DeVry Brasil completed the acquisition of Faculdade Ideal (“Faci”) which is located in Belém, Pará in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $0.1 million in cash, in exchange for the stock of Faci. The payment was made in the third quarter of fiscal year 2015. Faci serves approximately 2,500 students and offers undergraduate programs in high-demand career fields such as law, education, accounting, technology and engineering. The acquisition of Faci further expands DeVry Brasil’s presence in the northeast and northern areas of the country.

On February 2, 2015, DeVry Brasil completed the acquisition of Damásio Educacional (“Damasio”). Under the terms of the agreement, DeVry Brasil agreed to pay approximately $81.4 million in cash, in exchange for the stock of Damasio. The majority of the payments were made in the third quarter of fiscal year 2015, with payments of approximately $15.4 million required over the succeeding five years. Damasio is a leader in bar exam test preparation and operates a law school. Damasio has a 44-year history in Brazil and serves more than 50,000 students through a network of approximately 220 learning centers located in many major cities throughout Brazil and through distance learning. The law school has three locations in São Paulo. The acquisition of Damasio establishes DeVry Brasil’s presence in São Paulo and the southeast of Brasil.

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which was vacated a number of years ago. The net proceeds on this sale were approximately $6.7 million which resulted in the recording of a pre-tax gain of $1.9 million in the first quarter of fiscal year 2014.

During the second quarter of fiscal year 2015, management completed the sale of a former DeVry Group facility in Wood Dale, IL which was vacated a number of years ago. The net proceeds on this sale were approximately $6.1 million which was the approximate net book value of the facility on the date of sale so no material gain or loss on the sale was recorded.

Cash Used in Financing Activities

DeVry Group’s consolidated cash balances of $402.1 million at March 31, 2015 included approximately $185.3 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded with bank approval to $550 million at the option of DeVry Group. For the first nine months of fiscal year 2015, cash flows from domestic operating activities were approximately $193 million which when added to DeVry Group’s beginning of the year domestic cash balances, was sufficient to fund approximately $41 million of domestic capital investment, repurchase $18.7 million in common stock and pay dividends of $11.6 million in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. This facility replaced a similar facility that was to expire on May 10, 2016. The Credit Agreement provides for a five-year multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than United States dollars of up to $200 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on the DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans, and from 1% to 2% for Base Rate Loans. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios. DeVry Group’s letters of credit outstanding under the revolving credit facility were approximately $0.1 million as of March 31, 2015.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry Group was in compliance with all debt covenants as of March 31, 2015.

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of FBV, Facid, Joao Pessoa, FMF and Damasio (see “Note 8 - Business Combinations” of the notes to the Consolidated Financial Statements). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first nine months of fiscal year 2015. DeVry Group had no open derivative positions at March 31, 2015.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This guidance requires that only disposals representing a strategic shift in operations be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The guidance is effective for the fiscal years beginning on or after December 15, 2014, and interim periods within those years beginning on or after December 15, 2015.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11:“Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance was effective for the first quarter of fiscal year 2015 and its adoption did not have a significant impact on DeVry Group’s consolidated financial statements.

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

The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute approximately 12.9% of DeVry Group’s overall assets, and its Brazilian liabilities constitute approximately 8.9% of overall liabilities. The Brazilian Real has experienced a significant devaluation in relation to the U.S. dollar over the past nine months, declining approximately 31%. These changes in exchange rates over the past nine months have resulted in a $65.3 million charge to Accumulated Other Comprehensive Loss over that time period. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Income of approximately $8.5 million. Since there are very few transactions between DeVry Brasil and DeVry Group’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry Group’s results of operations; however, the decline in value has resulted in lower than expected U.S.-translated revenues and operating income.

The interest rate on DeVry Group’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At March 31, 2015, DeVry Group had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first nine months of fiscal year 2015 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

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

In April 2013, DeVry Group received a subpoena from the Office of the Attorney General of the State of Illinois and a Civil Investigative Demand (a “CID”) issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The Illinois subpoena concerns potential state law implications in the event violations of federal law took place. It was issued pursuant to the Illinois False Claims Act in connection with an investigation concerning whether the compensation practices of DeVry Group and certain of its affiliates are in compliance with the Incentive Compensation Ban of the Higher Education Act and required DeVry Group to provide documents relating to these matters for periods on or after January 1, 2002. DeVry Group responded to the subpoena in May 2013. The Massachusetts CID was issued in connection with an investigation into whether DeVry Group caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry Group’s Massachusetts students and required DeVry Group to answer interrogatories and to provide documents relating to periods on or after January 1, 2007. DeVry Group responded to the CID in May 2013. The timing or outcome of the aforementioned matters, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

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

On April 10, 2015, DeVry Group received from the Office of the United States Attorney for the Northern District of Ohio compulsory requests for documents and information from 2007 through April 1, 2015. The requests address allegations under the False Claims Act that DeVry University offered an associate degree program in Health Information Technology without providing necessary information to applicants regarding requirements for obtaining a degree and a job in the health information technology field upon graduation. DeVry Group is cooperating with the U.S. Attorney with a view toward demonstrating the compliant nature of its practices. The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, and the update to the risk factors described below, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and Part II “Item 1A Risk Factors” in DeVry Group’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2014 and December 31, 2014, which could materially affect DeVry Group’s business, financial condition or future results, should be carefully considered.  Such risks are not the only risks facing DeVry Group.  Additional risks and uncertainties not currently known to DeVry Group or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

A coordinated regulatory and enforcement effort aimed at for-profit institutions of higher education, that could include federal and state governments and their licensing bodies and regulatory agencies, accreditors and other non-governmental organizations, could be a catalyst for legislative or regulatory restrictions, investigations, enforcement actions, and claims that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows.

The industry is experiencing broad-based, intensifying scrutiny in the form of coordinated investigations and enforcement actions. In October 2014, the U.S. Department of Education (“ED”) announced it will be leading an interagency task force (the “Task Force”), formalizing a task force that had been operating for over a year in connection with several investigations. The Task Force is comprised of ED, the Federal Trade Commission (“FTC”), the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), and numerous state attorneys general. The stated purpose of the Task Force is to “coordinate … activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices.” Various federal agencies, including the CFPB, the SEC, and the FTC, are actively investigating or suing members of the sector, and at least 30 state attorneys general have joined an examination of potential abuses within the for-profit education industry.

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

Adverse publicity arising from investigations, claims or actions brought against us or other proprietary higher education institutions may negatively affect our reputation, business or stock price, or attract additional investigations or regulatory action, which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may incur significant defense costs and other expenses in connection with our response to, and defense and resolution of, investigations, claims or actions, or group of related investigations, claims or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain injunctive relief, including altering certain business practices or requiring us to pay substantial damages, settlement costs, fines and/or penalties. Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows. An adverse outcome in any of these matters could also materially and adversely affect our ability to obtain or renew licenses or accreditation and maintain eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our institutions that participate in Title IV programs each do so pursuant to a PPA that, among other things, includes commitments to abide by all applicable laws and regulations, such as the Incentive Compensation, Substantial Misrepresentation, and Gainful Employment (“GE”) regulations. Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to qui tam actions, that have the potential to generate very significant damages linked to our receipt of Title IV funding from the government over a period of several years.

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

The GE regulations are being legally challenged through two separate lawsuits by the Association of Private Sector Colleges and Universities and the New York Association of Private Colleges. The outcome of either or both lawsuits could result in sustaining the regulation, delaying its implementation, modifying the requirements of the regulation or outright rescission of the rule.

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

Because the information necessary to determine how its programs will fare under the accountability measures is not available at this time, we are unable to predict reliably the impact of the new GE regulations in the future when they do become effective. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We are using currently-available data to evaluate whether certain of our programs are at risk to fail the new requirements, or fall into the Zone, and concurrently evaluating available options to bring at-risk programs into compliance.

Under this framework, we believe that under 10% of the programs across DeVry University and Carrington are at risk of falling into the Fail category. In addition, there are a number of programs that are at risk of falling into the Zone category, including the Doctor of Veterinary Medicine Program. Management expects that certain programs will be able to avoid falling into the Zone or Fail categories through adjustments to program price, including through scholarships, or, if appropriate and consistent with programmatic standards, the duration of programs. If such adjustments are necessary, we estimate the cost would be in the $12 million range for fiscal year 2016 and would be incurred in the first quarter. For programs where such adjustments are not feasible, we may discontinue such programs or seek to establish relationships with third-party lenders to support student tuition and other expenses. These adjustments could have a significant impact on our business, financial condition, results of operations and cash flows.

Our goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties.

At March 31, 2015 intangible assets from business combinations totaled $325.0 million, and goodwill totaled $561.4 million. Together, these assets equaled approximately 41% of total assets as of such date. If our or any of our subsidiaries’ business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $325.0 million of intangible assets and up to $561.4 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs (1)
January 2015	60,160	$43.37	60,160	$65,573,318
February 2015	57,152	$38.42	57,152	$63,377,584
March 2015	66,176	$35.17	66,176	$61,049,884
Total	183,488	$38.87	183,488	$61,049,884

(1) On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2014. The total remaining authorization under this share repurchase program was $61,049,884 million as of March 31, 2015. DeVry Group suspended repurchases under this plan in May 2013. In August 2014, the Board of Directors extended the repurchase plan through December 31, 2015 and authorized resumption of share repurchases, which DeVry Group began in September 2014.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs
January 2015	642	$43.93	NA	NA
February 2015	3,570	$37.06	NA	NA
March 2015	195	$36.55	NA	NA
Total	4,407	$38.04	NA	NA

(2) Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares and shares swapped for payment on exercise of incentive stock options pursuant to the terms of DeVry Group’s stock incentive plans.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6 — EXHIBITS

Exhibit 4.1	Credit Agreement dated March 31, 2015, among DeVry Education Group Inc. and Certain Subsidiaries of DeVry Education Group Inc. Identified Therein, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith as Sole Lead Arranger and Sole Bookrunner, PNC Bank, National Association, as Syndication Agent, Bank of Montreal and The Northern Trust Company, as Co-Documentation Agents, and The Other Lenders Party Thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated March 31, 2015)

Exhibit 4.2	Schedules to Credit Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K dated March 31, 2015)

Exhibit 4.3	Exhibits to Credit Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K dated March 31, 2015)

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Education Group Inc.

Date: May 8, 2015
	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Chief Accounting Officer and Treasurer (Principal Accounting Officer)

