Form 10-K
period 2015-06-30
DEVRY EDUCATION GROUP INC.
filed 2015-08-27
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

December 31, 2014 - $2,985,348,314

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

August 20, 2015 —63,513,000 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2015, are incorporated into Part III of this Form 10-K to the extent stated herein.

DeVry Education Group Inc.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2015

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K, including those that affect DeVry Education Group’s (“DeVry Group”) expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Group or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “plans,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry Group’s results are described more fully in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.” The forward-looking statements should be considered in the context of the risk factors referred to above and discussed elsewhere in this Form 10-K. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we are not under any obligation to update any forward-looking information—whether as a result of new information, future events, or otherwise. You should not place undue reliance on forward-looking statements.

PART I

ITEM 1.  BUSINESS

OVERVIEW OF DEVRY EDUCATION GROUP INC.

DeVry Group is a global provider of educational services. DeVry Group's purpose is to empower its students to achieve their educational and career goals. DeVry Group’s institutions offer a wide array of programs in healthcare, business, technology, accounting, finance and law.

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

To attain this vision, DeVry Group will continue to strive to achieve superior student outcomes by providing quality education and student services; grow and diversify into new program areas, levels and geographies; and build quality brands and infrastructure to compete in an increasingly competitive market.

DeVry Group operates three reporting segments. These segments are highlighted below.

Medical and Healthcare

The Medical and Healthcare segment includes DeVry Medical International, Chamberlain College of Nursing, and Carrington College.

DeVry Medical International

American University of the Caribbean School of Medicine, which was founded in 1978 and acquired by DeVry Group in August 2011, provides its students with quality medical education. American University of the Caribbean School of Medicine is located in the country of St. Maarten and has graduated over 5,000 physicians.

Ross University School of Medicine, which was founded in 1978, and acquired by DeVry Group in May 2003, is one of the world’s largest providers of medical education. Ross University School of Medicine is located in the Caribbean country of Dominica with the Internal Medicine Foundation program residing in Miramar, Florida. Ross University School of Medicine has graduated more than 11,000 physicians.

Ross University School of Veterinary Medicine, which was founded in 1982, and acquired by DeVry Group in May 2003, is one of the largest providers of veterinary education. Ross University School of Veterinary Medicine is located in the country of St. Kitts and has graduated more than 3,000 veterinarians.

Chamberlain College of Nursing, formerly Deaconess College of Nursing, was founded in 1889 and acquired by DeVry Group in 2005. Chamberlain offers a pre-licensure bachelor’s degree program in nursing at seventeen campus locations and post-licensure bachelor’s, master’s and doctorate degree programs in nursing in online and blended formats.

Carrington College, formerly comprised of Apollo College, founded in 1976, and Western Career College, founded in 1967, prepares students for careers primarily in healthcare through certificate and associate degree programs at 18 locations. DeVry Group acquired the parent organization of Carrington College in September 2008.

International and Professional Education

DeVry Brasil, based in the city of Fortaleza, State of Ceará, in the Northeast region of Brazil, is currently comprised of 11 institutions: Faculdades Nordeste (“Fanor”), Faculdade Ruy Barbosa (“Ruy Barbosa”) Faculdade ÁREA1 (“ÁREA1”), Faculdade Boa Viagem (“FBV”), Centro Universitário Vale do Ipojuca (“UniFavip”), Faculdade Diferencial Integral (“Facid”), Faculdade DeVry Sao Luis (“DeVry Sao Luis”), Faculdade DeVry Joao Pessoa (“DeVry Joao Pessoa”), Faculdade Martha Falcão (“FMF”), Faculdade Ideal (“Faci”) and Damásio Educacional (“Damasio”). These institutions operate 17 campuses located in 11 States in Northeast, North and Southeast Brazil, in the cities of: Fortaleza, Salvador, Recife, Caruaru, Teresina, Sao Luis, Joao Pessoa, Manaus, Belem, Sao Paulo, Rio de Janeiro and Brasilia. Damasio’s franchise system of approximately 220 learning centers distributed throughout Brazil, is also a part of the DeVry Brasil operations. DeVry Brasil’s institutions offer undergraduate and graduate programs mainly focused in business, management, medical, healthcare, law and engineering. In addition, Damasio offers legal bar exam review courses. DeVry Group completed its acquisition of a majority stake in DeVry Brasil in April 2009.

Becker Professional Education, founded in 1957 as Becker CPA Review and acquired by DeVry Group in 1996, is a global leader in professional education serving the accounting, finance, project management, and healthcare professions. Becker prepares candidates for the Certified Public Accountant (CPA), Association of Chartered Certified Accountants (ACCA), Project Management Professional (PMP), United States Medical Licensing Examination (USMLE) certification examinations and offers continuing professional education programs and seminars. Classes are taught in more than 300 locations, including sites in 55 foreign countries directly and through licensed affiliates and DeVry University teaching sites.

Business, Technology and Management

DeVry University, founded by Dr. Herman DeVry in 1931, provides quality, career-oriented master’s, bachelor’s and associate degree programs in technology, science, business, and the arts. DeVry University is one of the largest private, degree-granting, regionally accredited higher education systems in the United States with undergraduate and graduate degree programs offered on campus and online. Graduate degree programs in management are offered through DeVry University’s Keller Graduate School of Management.

Financial and descriptive information about DeVry Group’s operating segments is presented in Note 15, “Segment Information,” to the Consolidated Financial Statements. Unless indicated, or the context requires otherwise, references to years refer to DeVry Group’s fiscal years then ended.

DeVry Group is incorporated under the laws of the State of Delaware. DeVry Group’s executive offices are located at 3005 Highland Parkway, Downers Grove, Illinois, 60515, and the telephone number is (630) 515-7700. “DeVry Group” refers to DeVry Education Group Inc. alone or with its subsidiaries, as the context requires. When this report uses the words “we”, “us” or “our,” it refers to DeVry Group and its subsidiaries unless the context otherwise requires.

DEGREE AND PROGRAM ENROLLMENTS

The following tables provide the percentage of enrollment by both degree and program for DeVry Group’s postsecondary educational institutions.

	Percent of Enrollment by Degree			Percent of Enrollment by Program
	Fall	Fall		Fall	Fall
	2014	2013		2014	2013
Doctoral	7.0%	6.7%	Medical and Healthcare	45.3%	38.6%
Master's	19.5%	18.4%	Business	33.6%	37.1%
Bachelor's	54.9%	55.5%	Technology	18.8%	22.0%
Associate	12.1%	13.0%	Other	2.3%	2.3%
Certificate	6.5%	6.4%

OVERVIEW OF SEGMENT OPERATIONS

Medical and Healthcare

DeVry Medical International operates three institutions:

•	American University of the Caribbean School of Medicine confers the Doctor of Medicine (M.D.) degree;
•	Ross University School of Medicine confers the Doctor of Medicine (M.D.) degree; and
•	Ross University School of Veterinary Medicine confers the Doctor of Veterinary Medicine (D.V.M.) degree.

Together, the three schools along with the Medical Education Readiness Program (“MERP”) and the Veterinary Preparation Program (“Vet Prep”) had 5,978 students enrolled in the May 2015 semester.

American University of the Caribbean School of Medicine (“AUC”) provides quality medical education to prospective physicians. AUC graduates are licensed and practicing medicine throughout the world. The mission of AUC is to provide an excellent medical education to qualified students of diverse backgrounds. This is to be accomplished within an atmosphere of academic integrity and scholarship, which fosters the highest standards in professional ethics and competence.

Ross University School of Medicine (“RUSM”) provides quality medical education to prospective physicians. RUSM graduates practice medicine in the US, Canada and Puerto Rico. The mission of RUSM is to prepare highly dedicated students to become effective, successful physicians. RUSM accomplishes this by focusing on imparting the knowledge, skills, and values required for its students to establish a successful and satisfying career as a physician.

AUC students complete a five-semester program, and RUSM students complete either four or five-semesters (depending on the designated curriculum track) of concentrated study of medical sciences in modern classrooms and laboratories at campuses located in St. Maarten and Dominica, respectively. After students successfully complete Step 1 of the U.S. Medical Licensing Examinationtm, which assesses whether medical school students understand and can apply scientific concepts that are basic to the practice of medicine, they complete the remainder of the program by participating in clinical rotations under AUC and RUSM direction, and conducted at approximately 50 affiliated teaching hospitals or medical centers affiliated with accredited medical education programs in the United States, Canada and the United Kingdom.

MERP assists prospective RUSM and AUC students in building the academic foundation they need to be successful in medical school and to achieve their dreams of becoming physicians.

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

RUSVM students complete a seven-semester pre-clinical curriculum in a technologically advanced campus in St. Kitts. This program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. After completing their pre-clinical curriculum, RUSVM students enter a clinical clerkship lasting approximately 48 weeks under RUSVM direction at one of more than 20 affiliated U.S. Colleges of Veterinary Medicine as well as international affiliates in Canada, Australia and Ireland.

The RUSVM Vet Prep Program is designed to enhance the preclinical science knowledge and study skills that are critical to success in veterinary school. It is structured to prepare students for success at Ross University School of Veterinary Medicine.

Enrollment Trends

Most RUSM, RUSVM and AUC students are either citizens or permanent residents of the United States. The following table provides historical enrollment data for DeVry Medical International. New student enrollment figures include MERP and Vet Prep students.

	DeVry Medical International Student Enrollment Fiscal Year 2015			DeVry Medical International Student Enrollment Fiscal Year 2014
Term	September 2014	January 2015	May 2015	September 2013	January 2014	May 2014
New Students	842 (1)	560	617	978	582	555
% Change from Prior Year	(13.9)%	(3.8)%	11.2%	5.7%	(3.5)%	7.1%
Total Students	6,406	6,146	5,978	6,458	6,673	5,925
% Change from Prior Year	(0.8)%	(7.9)%	0.9%	4.0%	5.6%	2.2%

(1) The number of new student enrollments reported in the September 2014 semester has been revised to 842 students versus 943 students as previously reported to correct for a typographical error. This error had no effect on reported revenue or results of operations.

Chamberlain College of Nursing (“Chamberlain”), offers programs in nursing education leading to one of four degrees: Associate Degree in Nursing (“ADN”) – (no longer accepting new enrollment and available only at Columbus, Ohio campus), Bachelor of Science in Nursing degree (“BSN”) (including both the onsite three year BSN and the online RN to BSN Degree Completion Option), Master of Science in Nursing degree (“MSN”), including Family Nurse Practitioner (“FNP”), which is offered online, or the Doctor of Nursing Practice degree (“DNP”) which is also offered online. Twelve of Chamberlain’s 17 campuses are co-located with DeVry University locations, which allows for efficiencies in shared resources. Chamberlain had 21,760 students enrolled in the July 2015 term, an increase of 23.6% over the prior year.

Chamberlain provides a nursing education experience distinguished by a high level of care for students, academic excellence, innovation and integrity.  Chamberlain is committed to graduating nurses who are empowered to transform healthcare worldwide.

Chamberlain’s pre-licensure BSN degree is an onsite baccalaureate program. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to typical four-year BSN programs containing summer breaks. Students who already have achieved Registered Nurse (“RN”) designation through a diploma or associate degree can complete their BSN online through Chamberlain’s RN to BSN completion program in as few as three semesters of full-time study. The Associate Degree in Nursing (“ADN”) program is a six-semester year-round program offered onsite at the Columbus, Ohio campus only. This program is currently in teach-out and is no longer accepting new students.

Chamberlain’s degree programs integrate theoretical knowledge of general education and nursing content, psychomotor skills development and development of clinical judgment/reasoning to help students develop the education and skills necessary for a lifetime of personal and professional growth. Pre-licensure students apply theoretical knowledge through clinical training at hospitals or other healthcare facilities. Chamberlain has developed numerous partnerships with hospitals and other healthcare facilities for this purpose. In addition, Chamberlain provides robust, hands-on instruction utilizing high-fidelity human simulators and medical scenarios enacted in a simulated hospital environment.

The online master’s degree program offers four non direct-care specialty tracks: Educator Specialty Track, Executive Specialty Track, Informatics Specialty Track, and Healthcare Policy Specialty Track. These programs require 36 credit hours and are designed to be completed in approximately two years of part-time study. In September 2013, Chamberlain launched a direct-care master’s degree Family Nurse Practitioner (FNP) program. This program requires 45 credit hours along with 650 lab and clinical hours and is designed to be completed in 2-1/2 years of part-time study.

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

During calendar year 2014, Chamberlain students that completed the National Council Licensure Examination (NCLEX) had an overall pass rate of 85 percent, which was the same as the national BSN average pass rate.

Enrollment Trends

New undergraduate, graduate and doctoral student enrollment in the July 2015 session increased 5.5% to 2,180 students as compared to the prior year. Total undergraduate, graduate and doctoral student enrollment in July 2015 was 21,760 students, an increase of 23.6% as compared to the previous summer. Continued demand for nurses and a push for advanced degrees in nursing positively influenced career decisions of new students towards this field of study.

The following table provides historical enrollment data for Chamberlain.

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2015
Session	July 2014	September 2014	November 2014	January 2015	March 2015	May 2015
New Students	2,066	3,864	2,137	3,702	2,166	3,205
% Change from Prior Year	60.8%	14.3%	9.5%	5.7%	3.5%	2.0%
Total Students	17,603	20,920	20,807	23,055	23,108	23,044
% Change from Prior Year	39.2%	33.3%	32.3%	27.1%	27.1%	21.7%

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2014
Session	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
New Students	1,285	3,380	1,952	3,501	2,092	3,142
% Change from Prior Year	(34.9)%	108.0%	(8.0)%	65.1%	55.0%	37.6%
Total Students	12,648	15,690	15,732	18,136	18,185	18,929
% Change from Prior Year	16.5%	30.2%	28.5%	32.2%	37.4%	35.7%

New pre-licensure students may enroll only in the September, January or May sessions. New post-licensure (online) students may enroll in any of the six sessions. Ninety percent of Chamberlain students are female. Students in the onsite BSN program are predominantly 22 to 29 years old and most enter Chamberlain with previous college credits.

Carrington College (“Carrington”), headquartered in Sacramento, California, prepares students for careers in healthcare and other disciplines through certificate and associate degree programs. Carrington operates 18 campuses in the western United States. Currently, Carrington serves more than 7,500 students.

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
Registered Nursing
Vocational Nursing
Dental
Dental Assisting
Dental Hygiene

Enrollment Trends

The following table provides historical enrollment data for students at Carrington. Carrington continues to execute a turnaround plan, which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its student contact center, and narrowing its focus programmatically around Carrington’s core strengths in healthcare. Carrington is also making investments to improve academic quality and enhance students’ academic experience. During the three-month period ended June 30, 2015, new student enrollment growth was up 56.9% and total student enrollment growth was 2.1%, compared to the three-month period ended June 30, 2014. New student enrollment in the June session was positively impacted by three new intake sessions in the period compared to two intake sessions in the prior year. Management believes the recent increases in student enrollments can be partially attributed to increased brand awareness, improved admissions processes and recent competitor closures.

	Carrington College Student Enrollment Fiscal Year 2015
	September 2014	December 2014	March 2015	June 2015
New Students	2,623	1,951	2,187	2,771
% Change from Prior Year	(4.0)%	14.4%	(2.7)%	56.9%
Total Students	7,634	7,444	7,639	7,508
% Change from Prior Year	(0.9)%	1.2%	(1.5)%	2.1%

	Carrington College Student Enrollment Fiscal Year 2014
	September 2013	December 2013	March 2014	June 2014
New Students	2,733	1,706	2,247	1,766
% Change from Prior Year	(19.5)%	(3.2)%	(6.0)%	9.9%
Total Students	7,706	7,358	7,758	7,353
% Change from Prior Year	1.0%	(0.6)%	(2.4)%	3.4%

International and Professional Education

DeVry Brasil was established in 2001 and is based in the city of Fortaleza, State of Ceará. As part of DeVry Group’s diversification strategy, seven acquisitions have since been completed. FBV was acquired on February 29, 2012, and UniFavip was acquired on September 3, 2012. On July 1, 2013, DeVry Brasil completed the acquisition of Facid which offers programs primarily in healthcare, including medical and dentistry programs. Continuing its expansion strategy, on May 2, 2014, DeVry Brasil acquired licenses to operate in the city of Joao Pessoa, State of Paraiba. New programs at this location started in August 2014, under the name of Faculdade DeVry Joao Pessoa. DeVry Brasil also launched a new operation, Faculdade DeVry Sao Luis, in the city of Sao Luis, Maranhao State. Licenses were granted for this institution in January 2015. All of these operations are located in the northeast region of Brazil.

In October 2014, DeVry Brasil completed the acquisition of FMF which serves approximately 3,500 students. In January 2015, DeVry Brasil acquired Faci which serves approximately 2,500 students. These recent acquisitions mark DeVry Brasil’s expansion into the north of Brazil.

In order to increase diversification across the education market in Brazil, DeVry Brasil acquired Damasio in February 2015. Damasio is an educational group focused on test preparation for the Brazilian Bar exam and tests required for diplomatic careers in Brazil. Damasio also offers graduate and law programs of study.

The mission of DeVry Brasil is to become one of the leading Brazilian educational groups, recognized for high quality and innovation, offering international academic standards, focused on professional success of its students.

In addition to the recent acquisitions, in January 2014, Favip was granted the “University Center” status and became “Centro Universitario UniFavip. This status enables UniFavip to launch new programs and increase the number of seats available without need to obtain prior authorization from the Brazilian Ministry of Education (“MEC”). Exceptions to this regulation apply to Medical, Dentistry, Psychology and Law programs, which have specific permission procedures outlined by Brazilian regulation.

DeVry Brasil serves more than 58,000 students through undergraduate and graduate programs focused mainly in business management, healthcare, law and engineering courses. DeVry Brasil also serves more than 50,000 test preparation students.

Enrollment Trends

The following table provides historical enrollment data for DeVry Brasil undergraduate and graduate program students.

	DeVry Brasil Student Enrollment
	Fiscal Year 2015		Fiscal Year 2014
Term	September 2014	March 2015	September 2013	March 2014
New Students	5,217	18,173	3,785	8,845
% Change over Prior Year	37.8%	105.5%	(4.8)%	19.7%
Total Students	33,591	58,724	29,340	33,013
% Change over Prior Year	14.5%	77.9%	39.5%	13.5%

FMF, acquired in October 2014, accounted for 812 new students and 3,552 total students in the March 2015 enrollment period. Faci, acquired in January 2015, accounted for 711 new students and 2,501 total students in the March 2015 enrollment period. Damasio’s graduate and law programs, acquired in February 2015, accounted for 6,632 new students and 14,805 total students in the March 2015 enrollment period. Excluding the impact of these three acquisitions, new students enrollment grew by 13.3% and total students enrollment grew by 14.7% during the March 2015 enrollment period compared to the March 2014 enrollment period. A factor in the increase in new and total student enrollment was the lifting of most admission restrictions at ÁREA1 which had been imposed by the Brazilian Ministry of Education (“MEC”), which regulates the postsecondary education sector in Brazil.

DeVry Brazil also enrolled 58,399 new students and 68,337 total students in Damasio’s test preparation programs in the March 2015 enrollment period.

During fiscal year 2015, the Brazilian postsecondary education sector experienced significant funding changes. Government financial aid initiatives have impacted enrollment growth trends. DeVry Brasil students are eligible for loans under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program, which is financed by the Brazilian government. As of June 30, 2015, approximately 40% of DeVry Brasil’s degree-seeking students are financing their education under the FIES program, and approximately one-third of DeVry Brasil revenues are associated with the program. The Brazilian government has stated that it is supportive of the FIES program, which is important in helping achieve the national goal of increasing the number of college graduates; however, recently enacted changes to the FIES regulations have served to add restrictions limiting student eligibility for FIES funding and extend the government’s time to disburse funding to participating institutions. These changes, enacted in 2015, include reducing the number of new FIES contracts from 732,000 in 2014 to 300,000, decreasing the monthly maximum family income limits that students’ families must not exceed, and adding minimum required entrance test scores in order to qualify for a FIES loan. Many educational groups and private institutions have experienced a decline in new student enrollment as a result of the new FIES regulations. To partially mitigate the impact of these changes, DeVry Brasil institutions have increased efforts to attract more non-FIES students to reduce dependency on the program (our recent acquisition, Damasio, has very small exposure to FIES), and DeVry Brasil is working with private lenders to increase funding sources for prospective students.

Becker Professional Education (“Becker”), a global leader in professional education, has helped nearly half a million accounting, project management and healthcare professionals advance their careers.

Through its CPA exam review courses, Becker served over 45,000 students in fiscal year 2015. Becker is the industry leader in providing CPA exam review services and has been preparing candidates to pass the exam for over 50 years. For calendar year 2014, 53 of the 59 Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker. For 2013, 51 of 55 Elijah Watt Sells Award winners prepared with Becker. Since 2005, when the American Institute of Certified Public Accountants (“AICPA”) began to share national results, 90 percent or more of the exam’s top scorers have prepared with Becker.

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

Becker also offers continuing professional education and training programs in the fields of accounting, finance and project management to help individuals and organizations achieve superior performance through professional development. In addition, Becker Healthcare provides comprehensive review programs for today’s physicians in training.

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

Business, Technology and Management

DeVry University and its Keller Graduate School of Management comprise this segment’s operations. The mission of DeVry University is to foster student learning through high-quality, career-oriented education integrating technology, science, business and the arts. DeVry University strives to produce successful career outcomes while providing exceptional student care and attention. The university delivers real-world degrees with speed and flexibility by offering practitioner-oriented undergraduate and graduate programs onsite and online to meet the needs of a diverse and geographically dispersed student population.

Curriculum

DeVry University’s academic structure is organized within five colleges.

•	The College of Business & Management, which includes Keller Graduate School of Management

•	The College of Engineering & Information Sciences

•	The College of Health Sciences

•	The College of Liberal Arts & Sciences, which includes the School of Education

•	The College of Media Arts & Technology

This structure provides flexibility for future curricula. Degree programs and concentrations are offered in the following areas:

College of Liberal Arts & Sciences	College of Health Sciences	College of Media Arts & Technology
Bachelor’s Degree	Associate Degree	Associate Degree
Communications	Neurodiagnostic Technology	Web Graphic Design
Justice Administration	Health Information Technology	Bachelor’s Degree
Master’s Degree (School of Education)	Bachelor’s Degree	Multimedia Design & Development
Education	Clinical Laboratory Science
Healthcare Administration

College of Business & Management		College of Engineering & Information Sciences
Associate Degree		Associate Degree
Accounting		Electronics & Computer Technology
Bachelor’s Degree		Network & Communications Mgt.
Accounting		Network Systems Administration
Business Administration		Bachelor’s Degree
Management		Biomedical Engineering Technology
Technical Management		Computer Engineering Technology
Computer Information Systems
Keller Graduate School of Management		Electronics Engineering Technology
Master’s Degree		Game & Simulation Programming
Accounting		Network and Communications
Accounting & Financial Management		Management
Business Administration		Master’s Degree
Human Resource Management		Electrical Engineering
Information Systems Management
Network and Communications Management
Project Management
Public Administration

Students access these programs through a system of 81 locations in the United States as of June 30, 2015, as well as through DeVry University’s online delivery platform. DeVry University’s campus footprint has been reduced by 8 locations since June 30, 2014, and will be reduced by at least an additional 20 locations by June 30, 2016.

In order to remain competitive in attracting new students and encouraging persistence, DeVry University has implemented an enhanced programmatic focus. This means ensuring that our programs are designed to best meet the needs of our students and employers, along with better communicating the value proposition of each program. In the near term, priorities include optimizing DeVry University’s portfolio of programs, which could include the consolidation of some program offerings and the enhancement of others. As an example of this programmatic focus, DeVry University management identified an area of strength in healthcare information. Research and student focus group information showed an increasing demand for a one-year Medical Billing and Coding Certificate. This program is in early implementation stages online only as a stand-alone certificate and a first year embedded credential toward the online Health Information Technology Associates degree.

Laboratory courses throughout many curriculum prepare students for the workplace by integrating classroom learning with a practical, hands-on experience and applied learning activities that enhance technical skills. For some courses, laboratory activities are delivered in a specialized classroom featuring specialized equipment and software. In addition, some laboratory activities take place in a lecture-lab classroom, using computers and various software packages.

DeVry University also invests in resources for libraries and academic support services that can assist students in any phase of their educational program. DeVry University offers undergraduate students an array of social and professional activities including student organizations closely linked to students’ professional aspirations. Campuses regularly invite technology and business leaders into the classroom. Faculty members serve as mentors for student chapters of professional associations and sponsor a wide range of student co-curricular projects. Students are required to study practical strategies and methods for realizing success to help instill individual responsibility for learning and growth.

Keller Graduate School of Management (“Keller”) has a continued and sustained focus on excellence in teaching, student mastery of practical management skills, and service to working adults. The curricula, like the undergraduate curricula, are subject to regular review for relevance to both students and employers. Keller offers classes in the evening, on weekends and online, which enables students to complete their degrees using whatever combination of online and onsite coursework suits their needs. To broaden the scope and appeal of its master’s degree programs, Keller has developed concentrations and graduate certificates. Many faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their critical competencies in areas such as business communications, electronic commerce, technology, ethics, quality, and international matters are woven throughout the curricula.

Keller’s Master of Project Management program abides by the operational and educational criteria established by the Project Management Institute and has earned the highest level of accreditation and the elite designation of Global Accreditation Center. Coursework within Keller’s Master of Human Resource Management program is in alignment with the HR Curriculum Guidelines and Templates established by the Society for Human Resource Management. The Master of Public Administration program offers students a choice of three tracks: government management, nonprofit management, and health management.

Academic Calendar

DeVry University operates on a uniform academic calendar for both the undergraduate and graduate degree programs across both the onsite and online methods of educational delivery. The calendar consists of three semesters. Each 16-week semester is comprised of two eight-week sessions.

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

The majority of DeVry University’s online students are non-traditional learners and/or working adults attracted by the quality, inherent flexibility and convenience of the program delivery format. Non-traditional learners are considered to be those other than recent high-school graduates. We also have many students who “mix and match” onsite and online courses to best meet their individual needs and schedules.

Enrollment Trends

New student undergraduate enrollment in the July 2015 session decreased 18.6% to 4,000 students as compared to the prior year. Total undergraduate enrollment in July 2015 was 31,293 students, a decrease of 15.9% compared to 37,210 in the previous summer. There were 10,045 total students for the July 2015 session in DeVry University’s graduate programs, including its Keller Graduate School of Management, representing a decrease of 12.4% from the prior fiscal year. Management believes the decreases in undergraduate and graduate enrollment have been due to lower demand from DeVry University’s target student segment driven by heightened competition from both public-sector and private-sector education providers, the availability of lower cost degrees, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students.

The following table provides historical enrollment data for DeVry University’s undergraduate programs including both onsite and online students.

	DeVry University Undergraduate Student Enrollment Fiscal Year 2015
Term	July 2014	September 2014	November 2014	January 2015	March 2015	May 2015
New Students	4,915	5,268	4,201	4,282	4,156	3,817
% Change over Prior Year	(13.4)%	(20.0)%	(12.9)%	(12.8)%	(17.2)%	(13.0)%
Total Students	37,210	39,857	38,235	37,922	36,188	34,524
% Change over Prior Year	(12.2)%	(15.1)%	(12.6)%	(15.9)%	(15.0)%	(17.8)%

	DeVry University Undergraduate Student Enrollment Fiscal Year 2014
Term	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
New Students	5,674	6,589	4,824	4,911	5,018	4,388
% Change over Prior Year	(24.7)%	0.1%	(12.0)%	(7.9)%	(2.5)%	(4.9)%
Total Students	42,374	46,966	43,726	45,097	42,583	41,977
% Change over Prior Year	(16.1)%	(16.3)%	(11.7)%	(15.1)%	(10.4)%	(14.1)%

The following table provides historical coursetaker enrollment for DeVry University’s graduate programs including its Keller Graduate School of Management.

	DeVry University Graduate Coursetakers Fiscal Year 2015
Term	July 2014	September 2014	November 2014	January 2015	March 2015	May 2015
Total Coursetakers	13,845	15,532	15,136	15,108	14,651	13,798
% Change from Prior Year	(14.0)%	(13.4)%	(9.8)%	(12.8)%	(9.5)%	(13.0)%

	DeVry University Graduate Coursetakers Fiscal Year 2014
Term	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
Total Coursetakers	16,107	17,925	16,778	17,322	16,192	15,866
% Change from Prior Year	(18.0)%	(18.8)%	(14.1)%	(18.0)%	(15.1)%	(15.8)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Population trends

The total postsecondary student population can be viewed as two categories of students: career-launchers, who are primarily traditional college-age students; and career-enhancers, who are primarily working adults.

According to the National Center for Education Statistics (“NCES”), between fall 2000 and fall 2013, the latest period for which data is available, enrollment in degree-granting institutions increased by 33%, from 15.3 million to 20.4 million. However, since 2010, enrollments have declined 3.1%. Much of the enrollment growth since 2000 was in full-time enrollment; the number of full-time students rose 40%, while the number of part-time students grew 23%. Enrollment increases may be affected both by population growth and by rising rates of individuals inspired to attend college. According to the U.S. Census Bureau, between 2000 and 2013, the number of 18- to 24-year olds increased from 27.1 million to 31.6 million, and the percentage of 18- to 24-year olds enrolled in college rose from 34% in 2000 to 42% in 2013.

According to NCES, between fall 2000 and fall 2012, the latest period for which data is available, the enrollment of young adults (aged 18 – 24) and adults aged 25 and over rose 35%. From 2011 to 2023, NCES projects a rise of 12% in enrollment of young adults, and a rise of 20% in enrollment of adults aged 25 and over. Many external forces have combined to inspire older students to attend college today: the development of today’s knowledge-based economy; the rapid pace of technological change in the workplace; the emergence of e-learning tools that make continuing education more feasible; and a growing recognition of the importance of lifelong learning.

The NCES estimates that in 2012 approximately 41.3% of all college students were adults aged 25 years and older. Projections indicate that the percentage of this age group attending college will remain above 40% until 2023. Over 66% of DeVry University’s undergraduate students are adult students.

Another strong motivation for students considering a postsecondary education is the prospective income premium. According to the U.S. Bureau of Labor Statistics in 2012, the most recent date for which data is available, the average income of U.S. employees with a bachelor’s degree was approximately $67,140 which was nearly 91% higher than the average for those with only a high school education.

While the overall postsecondary student population has declined over the last several years, DeVry University is experiencing significantly higher declines in enrollment.

Demographic information based on DeVry University’s fall term enrollments follows.

Total Population	Fall 2014	Fall 2013
Undergraduate	74.5%	75.2%
Graduate	25.5%	24.8%

Age	Fall 2014	Fall 2013
24 and Under	20.5%	21.7%
25 - 39	56.3%	54.9%
40 and Over	23.2%	23.4%

Gender	Fall 2014	Fall 2013
Male	51.4%	52.3%
Female	48.6%	47.7%

Race/Ethnicity	Fall 2014	Fall 2013
White	37.8%	37.3%
Black or African American	24.5%	23.5%
Hispanic (of any race)	15.9%	14.6%
Asian	5.2%	4.7%
American Indian or Alaska Native	0.5%	0.5%
Non-resident Alien	2.7%	2.6%
Two or More Races	1.1%	1.0%
Native Hawaiian or Other Pacific Islander	0.7%	0.7%
Race/Ethnicity Unknown	11.6%	15.1%

COMPETITION

Medical and Healthcare

DeVry Medical International

American University of the Caribbean School of Medicine and Ross University School of Medicine compete with 144 accredited U.S. schools of medicine, 31 U.S. colleges of osteopathic medicine and approximately 40 Caribbean medical schools as well as with international medical schools recruiting U.S. students who may be eligible to receive funding from U.S. Department of Education (“ED”) Title IV programs. Ross University School of Veterinary Medicine competes with AVMA accredited schools, of which 28 are U.S.-based, five are Canadian and 13 are international veterinary schools. In addition, Ross University School of Veterinary Medicine competes with one non-AVMA-accredited Caribbean veterinary school.

DeVry Medical International’s educational institutions attract potential students for several reasons. Some applied to U.S.-based medical or veterinary schools but were not admitted or were wait-listed. Some students elected not to apply to U.S. schools because of self-perceived chances of gaining acceptance. For some, these respective institutions are their first or only choice of schools because of their commitment to and focus on quality and on practitioner-oriented teaching.

For the 2014-2015 academic year, it is estimated that applicants to U.S. medical schools totaled approximately 49,480 of which 20,343 enrolled, while applicants to U.S. veterinary schools totaled 6,744, with 3,586 enrolling. An additional estimated 7,012 students were accepted to U.S. osteopathic medical schools from an applicant pool of 17,944.

Medical and veterinary school applicants who were denied admission or wait-listed at U.S. schools constitute a large segment of prospective students for DeVry Medical International’s educational institutions. Based upon the number of Medical College Admission Test (“MCAT”) attempts, which increased to approximately 95,000 in 2013, up from approximately 89,000 in 2012, management believes the potential market for medical school students is much larger than the denied applicant pool alone.

According to the Association of American Medical Colleges (“AAMC”) Center for Workforce Studies, in a June 2010 analysis, the demand for physicians will outpace supply by approximately 12% in 2020 and by almost 17% by 2025. There has been some recent expansion in the U.S. medical education enrollment capacity because of the growing supply/demand imbalance for medical doctors. According to an AAMC March 2014 study, medical school first-year enrollment as of the 2013-2014 academic year increased by 22 percent over the 2002 level. The current 144 accredited U.S. schools are projected to produce a 30 percent increase in enrollment by 2018-19 (over 2002 levels). Despite these increases, management believes the imbalance will continue to spur demand for medical education. Management also believes the veterinary medical education market is subject to some of the same forces.

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

Chamberlain College of Nursing

Nursing constitutes the largest occupation in healthcare in the United States, with 2.7 million registered nurses in 2014, according to the Bureau of Labor Statistics. The Bureau of Labor Statistics reports that employment of RNs is expected to grow 19 percent from 2012 to 2022, faster than the average employment growth rate for all occupations.

Despite the long-term need for nurses, demand has not yet produced a sufficient increase in educational capacity. According to AACN’s report on 2014-2015 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing, U.S. nursing schools turned away 50,681 qualified applicants from baccalaureate nursing programs in 2014 due to an insufficient number of faculty, clinical sites, classroom space, clinical preceptors, and budget constraints.

Nationally, Chamberlain competes in the nursing education market which has more than 1,800 programs leading to RN licensure. These include both four-year educational institutions and two-year community colleges. For pre-licensure, Chamberlain has an advantage over many of its competitors because it offers a three-year, year-round BSN program as opposed to typical four-year BSN programs where students take the summer off. Chamberlain also has the ability to add capacity to meet demand due to its standardized program and operational efficiency. In post-licensure nursing education, there are over 600 programs offering RN to BSN programs and over 500 programs offering master’s degrees in nursing.

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

International and Professional Education

DeVry Brasil

The Brazilian private postsecondary education market grew by 76.4% between 2003 and 2013 (online and onsite students), reaching R$32 billion (approximately US$10.2 billion) in revenue in 2013, according to Hoper Educational Consulting. It is expected that this will have increased further in 2014 to approximately R$35.6 billion and to R$40.1 billion by 2015. Until recently, this market was highly fragmented. Within the last several years, private equity firms and international educational groups have been investing in the country’s education institutions resulting in consolidation of the market. Private institutions play an important role in the Brazilian education market. According to the Higher Education Census of 2013, 7.3 million students were enrolled in higher education in Brazil, of which 73.5% were enrolled in private institutions. Enrollment of new students in private institutions grew by 4.5% from 2012 as opposed to 1.9% growth of new students at public institutions.

According to the Brazilian Association of Distance Learning Education, the number of jobs requiring successful completion of a competency exam grew by 45% from 2013. There are currently approximately 12 million applicants for these positions. The number of Order of Attorneys of Brazil Exam (the equivalent of the U.S. Bar Exam) applicants has been steady at approximately 115,000 for the past two years.

Becker Professional Education

Becker competes with other purveyors of exam preparation, including courses offered by colleges and universities, and courses offered by other public and private training companies. Becker typically charges more for exam preparation than its competitors. Since fiscal year 2010, Becker has been offering a zero percent financing program designed to make its CPA review more affordable.

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

Business, Technology and Management

DeVry University

The postsecondary education market is highly fragmented and competitive. No single institution has a significant market share. According to the NCES, there were 7,151 Title IV eligible postsecondary institutions in the United States as of the 2014-15 academic year, including 3,360 private, for-profit (“private-sector”) schools; 1,964 public schools (e.g. state institutions and community colleges); and 1,827 private, not-for-profit (“independent”) schools. According to NCES, in the 2013-14 academic year, there were 27.8 million students attending degree-granting institutions that participate in the various financial aid programs under Title IV.

In every market in which DeVry University operates, there are numerous state institutions, community colleges, and independent universities. In particular, there is growing competitive pressure from online programs by private-sector, publicly-funded and independent institutions and site-based private-sector school programs.

Tuition at independent institutions is, on average, higher than the tuition at DeVry University. Publicly-supported colleges often offer similar programs at a lower tuition level because of government subsidies, tax-deductible contributions, and other financial sources not available to private-sector schools. In fact, many local community colleges offer programs similar in content to DeVry University’s associate degree programs, but at a much lower tuition. While community colleges may be viewed as competitors, they also provide DeVry University an opportunity. DeVry University has a number of articulation and transfer agreements in place with community colleges that make it easier for community college graduates to continue their education to earn a bachelor’s degree at DeVry University.

For more information on DeVry University tuition, please read the section entitled “Tuition and Fees.”

Geography and Consistency

DeVry University campuses and centers are located in 24 states, with multiple locations within many of the states. As such, DeVry University offers a system of educational offerings in the United States to students who may be transferred or choose to move from one part of the country to another. In addition, DeVry University offers all its graduate programs and nearly all undergraduate programs online, making these programs available to qualified students in most states and internationally without regard to their location or daily schedule. To ensure that students can readily transfer from one DeVry University location to another without disrupting their studies, our graduate and undergraduate curricula generally are consistent at all locations (with some content variations to meet local employment market and/or regulatory or accreditation requirements).

DeVry University is no longer admitting new students to programs at campuses in Daly City and Oxnard, CA, Calgary, Canada; Greenwood Village, CO; Indianapolis IN; Louisville, KY; Kansas City and St. Louis, MO; Miami,  Orlando, Tampa and Tampa Bay, FL; Bethesda, MD; Southfield, MI; Portland, OR; King of Prussia and Pittsburgh, PA; Edina, MN; Memphis TN; 2 locations in Houston and Sugar Land, Texas; Sandy, Utah; Bellevue, Federal Way Lynnwood, WA; Milwaukee, WI.

Undergraduate Programs

Management believes that DeVry University’s competitive strengths in the market for undergraduate programs include:

•	Career-oriented curricula developed with employer input;
•	Faculty with relevant industry experience;
•	Well-developed and professionally staffed undergraduate career service programs offering lifetime career assistance;
•	Dedicated student service assistance throughout their programs (DeVry Group Care);
•	National name recognition and market presence;
•	Regional accreditation;
•	Modern facilities and well-equipped laboratories;

•	Flexibility and convenience with classes offered at many locations nationwide and online;
•	Evening, weekend, and online class schedules;
•	Year-round academic schedules that permit more flexible attendance and earlier graduation;
•	Bachelor’s degree programs that can be completed in three years; and
•	Small class sizes.

DeVry Group has increased its competitiveness by offering many DeVry University programs online and providing flexible class schedules and learning formats. Undergraduate classes at DeVry University centers generally are offered in the evening for the convenience of working adult students, but daytime classes are offered at centers in markets where there is deemed to be sufficient demand.

Graduate Programs

DeVry University’s competitive strengths in the market for graduate programs include:

•	A practitioner oriented approach to education that stresses skills that employers value;
•	A high level of service to the adult student, including flexible schedules and locations that are convenient to where many students work;
•	The convenience of onsite teaching locations in major metropolitan areas nationwide and online; and
•	Flexible schedules with six sessions each year that enable new students to start their program at any of the six sessions and continuing students to take a session off, if necessary, to accommodate their schedules.

STUDENT ADMISSIONS

Medical and Healthcare

DeVry Medical International

AUC, RUSM and RUSVM focus their marketing efforts on attracting qualified, primarily U.S. and Canadian applicants, with the motivation and requisite academic ability to complete their educational programs and pass the United States Medical Licensing Exam and the North American Veterinary Licensure Examination, respectively. Each institution’s marketing effort includes visits to undergraduate campuses to meet students and their pre-med/pre-vet advisors, direct e-mail marketing, webinars, , targeted direct mail campaigns, information seminars in major markets throughout the United States, Canada, and Puerto Rico, alumni referrals, a national undergraduate poster campaign, radio advertisements in select markets, internet media and print ads in major magazines and newspapers.

AUC, RUSM and RUSVM each employ regional admissions representatives in locations throughout the U.S. and in Ontario, Canada, who seek out students interested in its programs. Senior Associate Directors of Admission and Associate Directors of Admission recruit, interview, admit, and enroll all new students to each of the three entering cohorts. The successful applicant must have completed prerequisite science (with labs), mathematics, and English courses. Candidates for admission must interview with an associate director and all admission decisions are made by the admissions committees of the medical and veterinary schools.

Chamberlain College of Nursing

Chamberlain utilizes varied marketing approaches to generate interest from potential students. Chamberlain recruiters visit high schools, cultivate alumni referrals and participate in information seminars and career fairs. Chamberlain holds open house events to attract local prospective students, and advertises on television, on the Internet, in healthcare career publications, in newspapers, and on the radio.

Chamberlain campuses employ regional admissions representatives who arrange for student interviews and campus tours. Pre-licensure program admission requirements include a high school diploma or GED, with minimum cumulative grade point average requirements vary depending upon the program. Applicants to the pre-licensure programs must pass the Chamberlain standard pre-admission exam to be eligible for admission. Admissions decisions are made by a faculty admissions committees.

Post-licensure programs rely primarily on internet advertising, word of mouth from current students and alumni, and healthcare partnerships to reach prospective students. A team of healthcare development specialists has been built over the past several years that establishes partnerships with healthcare institutions, large employers of nurses and community colleges.

Carrington College

Carrington utilizes varied marketing approaches to generate interest from potential students. Admissions advisors visit high schools. Carrington also conducts local advertising campaigns using broadcast media, print media, targeted direct mail and the internet. In addition, Carrington campuses hold open house events for prospective students, cultivate alumni referrals, and participate in information seminars and career fairs.

International and Professional Education

DeVry Brasil

DeVry Brasil employs salaried, full-time admissions advisors at each DeVry Brasil institution to support those candidates interested in enrolling in any of DeVry Brasil’s institutions.

Applicants to DeVry Brasil undergraduate programs are required to take an entrance examination or “Vestibular” at each institution during one of the two enrollment sessions per year, in January and July. Admission advisors work with candidates to help them prepare for the exam. After the exam, the advisors counsel applicants and assist them with selecting specific programs of study that best suit the applicants’ interests.

DeVry Brasil’s high school program representatives visit high schools throughout the Northeast, North and Southeast regions of Brazil, providing workshops on career choices, the importance of a college education and the international benefits offered by DeVry Brasil.

DeVry Brasil’s Corporate Training Services organization is designed to meet the educational needs of corporate clients and their employees with tailor-made program offerings. A national network of corporate account supervisors directs the student recruiting efforts primarily at the country’s more prominent companies, leveraging relationships with these clients and offering undergraduate, graduate and also customized educational programs.

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

Becker has relationships with more than 2,500 public accounting firms, corporations, government agencies and universities. Becker delivers its CPA review courses on more than 100 college campuses, recruiting students attending those institutions. Becker also is the preferred provider of CPA review for most of the country’s largest public accounting firms, having relationships with all of the top 100 public accounting firms, including each of the Big 4 Firms.

Business, Technology and Management

DeVry University

Marketing and Outreach

DeVry University advertises on various internet sites, on television and radio and utilizes a variety of methods to reach prospective students. DeVry University is updating its marketing programs in order to better communicate the quality of its degree programs and the value of a DeVry University education. DeVry University’s highly integrated brand initiative focuses on DeVry University as an accredited, respected academic institution. Its campaigns are grounded in ongoing in-depth consumer marketplace research, and leverage multiple channels, including broadcast, print and internet advertising, public relations, content marketing and social media, as well as local marketing efforts. In order to position DeVry University for growth, local marketing and advertising will be increased significantly in targeted markets.

DeVry University serves high school students in several unique ways.  Since July 2004, we have worked with the Chicago Public School system to create the DeVry University Advantage Academy.  A second Advantage Academy was later started in Columbus, Ohio, and with two different city school districts in Atlanta. Students enter DeVry University’s Advantage Academy at the start of their junior year, and complete two academic years and one summer term. At the conclusion of the program, students can earn their high school diploma and an associate degree in either Network Systems Administration or Web Graphic Design. Most students go on to bachelor’s degree programs, either at DeVry University or other public or private universities. These programs have consistently reported high combined high school graduation and associate degree completion rates.

Other outreach and recruitment initiatives include weekend SAT preparatory classes for high school seniors, Career Reality workshops to teach students and educators about trends in business and industry, free summer classes for high school students seeking a head start on business and technology college credits, and fellowships for high school and community college faculty and administrators.

Student Admissions

DeVry University employs channel team representatives who visit high schools, community colleges and military bases while conducting presentations on career choices, particularly in business and technology-related fields, and on the importance of a college education.

Many of DeVry University’s applicants are working adults who want to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills, and students transferring to a DeVry University undergraduate program from colleges and universities. Because a large portion of our new undergraduate students have some prior college experience, DeVry University has articulation agreements with many community colleges to facilitate the enrollment of their students seeking to transfer course credits to DeVry University.

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

Admissions Standards

To be admitted to a DeVry University undergraduate program, a U.S. applicant must be either a high school graduate from a DeVry University-recognized institution, have a General Education Development (“GED”) certificate, or hold a degree from a DeVry University-approved postsecondary institution. Applicants for general admission must be at least 17 years old and complete an interview with an admissions representative. International applicants must provide documentation demonstrating the required level of prior education, satisfy the English-language proficiency requirement and meet all other admission requirements.

All applicants must meet prescribed admission qualifications and be evaluated by DeVry University to determine admissibility and placement. Admissibility and placement criteria vary by degree program. During the admission process, applicants are required to take the McCann College Success exams, which assess achievement levels and transitional study needs. ACT or SAT scores deemed appropriate for the desired program, or acceptable grades in qualifying college-level work completed at an approved postsecondary institution, may also be used to evidence admissibility and determine placement.

After prospective students complete an application, an admissions representative contacts them through phone calls, emails, and/or invitations to location-based workshops or other events to improve the rate at which qualified applicants begin their program of study.

To be admitted to a graduate program, applicants must hold a bachelor’s degree from a U.S. institution that is accredited by or is in candidacy status with a U.S. regional accrediting agency or selected national accrediting agencies or international institutions recognized as the equivalent, and complete an interview with an admissions representative. International applicants must hold a degree recognized to be equivalent to a U.S. baccalaureate degree, satisfy the English-language proficiency requirement, and meet all other admission requirements. Applicants whose undergraduate cumulative grade point average is 2.70 or higher are eligible for admission. Applicants with a cumulative grade point average below 2.70 must achieve acceptable scores on the Graduate Management Admission Test (“GMAT”), the Graduate Record Examination (“GRE”) or the McCann College Success exams. Admissions decisions are based on evaluation of a candidate’s academic credentials, entrance test scores, and a personal interview.

ACCREDITATION

Educational institutions and their individual programs are awarded “accreditation” by achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. Accredited institutions are subject to periodic review by accrediting bodies to ensure continued high performance, institutional and program improvement and integrity, and to confirm that accreditation requirements continue to be satisfied. College and university administrators depend on the accredited status of an institution when evaluating transfer credit and applicants to their schools; employers rely on the accredited status of an institution when evaluating a candidate’s credentials; and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, in the United States, accreditation is necessary for students to qualify for federal financial assistance, and most scholarship commissions restrict their awards to students attending accredited institutions.

Medical and Healthcare

DeVry Medical International

The Government of St. Maarten authorizes AUC to confer the Doctor of Medicine (M.D.) degree. AUC is accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries which do not have a national medical school accreditation body. The National Committee on Foreign Medical Education and Accreditation of the U.S. Department of Education has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. In addition, AUC is approved by California, Florida and New York, three of the four states that have processes in place to evaluate and accredit an international medical school’s programs, allowing AUC students to participate in clinical rotations and residency training programs in those states. AUC has not sought approval from New Jersey to place its students in clinical rotation positions in the state.

The Commonwealth of Dominica authorizes RUSM to confer the Doctor of Medicine (M.D.) degree. RUSM is recognized and accredited by the Dominica Medical Board (“DMB”), which is authorized to accredit medical programs by the government of Dominica. The National Committee on Foreign Medical Education and Accreditation of the U.S. Department of Education has affirmed that the country of Dominica has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. RUSM has also received four-year accreditation by the Caribbean Accreditation Authority for Education in Medicine and other Health Professions. In addition, RUSM is approved by the four U.S. states – California, Florida, New Jersey and New York — that have processes in place to evaluate an international medical school’s program, allowing RUSM students to participate in clinical and residency training programs in those states.

RUSVM has been recognized and accredited by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine (D.V.M.) degree. In March 2011, RUSVM received programmatic accreditation by the American Veterinary Medical Association (“AVMA”). RUSVM has affiliations with more than 20 AVMA-accredited U.S. and international colleges of veterinary medicine so that RUSVM students can complete their final three semesters of study in the United States or abroad. In July 2014, RUSVM received full accreditation for its Postgraduate Studies program from the St. Christopher & Nevis Accreditation Board. The Postgraduate Studies program offers Master of Science (MSc) and Doctoral (Ph.D.) degrees in all research areas supported by RUSVM. Areas of emphasis are guided by RUSVM's themed Research Centers.

Chamberlain College of Nursing

Chamberlain College of Nursing is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) which is one of the eight regional agencies that accredit U.S. colleges and universities at the institutional level. The baccalaureate, master’s and doctorate degree nursing programs are accredited by the Commission on Collegiate Nursing Education (CCNE).

Carrington College

Carrington College is regionally accredited by the Accrediting Commission of Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC/WASC”). This accreditation was achieved in June 2014 when approval was received to include the 10 campuses of Carrington College which were formerly accredited by the Accrediting Council of Independent Colleges and Schools (“ACICS”). In addition to the institutional accreditation, various individual campus locations hold a number of programmatic accreditations and approvals by the following programmatic accreditors:

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

The MEC licensing process occurs in two levels: institutional and programmatic. Each institution is required to obtain a license which must be renewed every three years. Such licenses can be automatically renewed if the institution presents an Indice Geral de Curso or “General Course Index” (“IGC”) score above 2, within a range of 1 to 5 (with 5 being the maximum grade possible). Among the DeVry Brasil institutions, the current licensing status and IGC scores are as follows:

•	ÁREA1:	Institution currently under MEC monitoring due to an IGC score of 2 (MEC monitoring expected to be lifted in the first half of fiscal year 2016)
•	Damasio	License renewed in 2013, IGC score of 3
•	Faci	License renewed in 2011, IGC score of 4
•	Facid:	License renewed in 2012, IGC score of 3
•	Fanor:	License renewed in 2011, IGC score of 3
•	FBV:	License renewed in 2011, IGC score of 3
•	Joao Pessoa:	First license granted in 2013, no IGC score yet
•	Martha Falcao:	License renewal in final phase, IGC score of 4
•	Ruy Barbosa:	Institution currently under MEC monitoring, IGC score of 3 (MEC monitoring expected to be lifted in the second half of fiscal year 2016)
•	São Luis:	First license granted in 2014, no IGC score yet
•	Unifavip:	License renewed in 2014, IGC score of 3

The IGC score is calculated using the average of the last three years of the “Conceito Preliminar de Curso” or “Preliminary Program Grade” (“CPC”) of the institution, weighted by the number of students. The CPC is an academic quality metric composed of:

55%	Results of the ENADE - the national end-of-program exam organized by MEC;
30%	Faculty credentials and part or full time employee status; and
15%	Student satisfaction.

MEC also licenses programs at each institution. The regulations are different for undergraduate and graduate programs. For undergraduate programs, MEC must grant “authorization” status before classes may commence. After a program is 50% to 75% complete, MEC auditors visit the program to grant the “permit” status, which can be automatically renewed every three years, unless the program presents a CPC below 3 within a range of 1 to 5, (with 5 being the maximum grade). Currently, DeVry Brasil has 221 authorized undergraduate programs, 113 of which possess a valid permit. Only one program is currently under MEC monitoring - the FBV law program which is awaiting MEC visit.

Only programs leading to Master of Science and Philosophy Doctorate degrees are regulated at the graduate level in Brazil. DeVry Brasil has one Master of Science program at FBV and that program’s permit was renewed in 2013.

Becker Professional Education

Becker’s accreditation from the Accrediting Council for Continuing Education & Training (ACCET) enables it to extend its programs to organizations, such as governmental agencies, armed forces as well as international students

Business, Technology and Management

DeVry University

Regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, and is an important strength for DeVry University.

Keller Graduate School of Management was first awarded its Higher Learning Commission (“HLC”) of the North Central Association in 1977, and DeVry University (then operating as DeVry Institutes) was first awarded HLC accreditation in 1981. Each school was separately accredited until February 2002, when HLC approved the merger of DeVry Institutes and Keller Graduate School of Management into a single institution to form DeVry University. After a comprehensive evaluation visit in August 2002, the HLC approved a 10-year re-accreditation for DeVry University. The HLC further affirmed that DeVry University can offer, without restriction, any of its programs onsite, online, or through any combination of the two. In September 2008, DeVry University was accepted into the Academic Quality Improvement Program (“AQIP”) of the HLC, a seven-year accreditation reaffirmation process based on creating a culture of continuous improvement, one of DeVry University’s key values.

In 2013, the HLC conducted a comprehensive evaluation of DeVry University through the AQIP process and granted reaffirmation of accreditation. The next comprehensive evaluation is scheduled for 2019/2020 (subject to changes in HLC requirements).

In addition to regional accreditation for the overall university, several of DeVry University’s programs hold programmatic accreditation. The baccalaureate electronics engineering technology, biomedical engineering technology and computer engineering technology programs at many of DeVry University’s U.S. locations are accredited by the Electronics Technology Accreditation Commission of ABET (“ETAC of ABET”), an accreditation board for applied science, computing, engineering, and technical education.

The associate degree program in health information technology is offered online and at DeVry University locations in Atlanta (Decatur), Chicago, Columbus, Dallas (Irving), Ft. Washington, PA, Houston, North Brunswick, NJ, and Pomona, CA. These programs, and the bachelor’s degree program in technical management with health information management specialty, are accredited by the Commission on Accreditation for Health Informatics and Information Management Education (CAHIIM). Due to decreasing onsite enrollments, the onsite HIT locations will be taught out through spring 2017. These locations remain programmatically accredited until their programs are taught out, and HIT will be a programmatically accredited online-only program going forward.

The clinical laboratory science program at DeVry University’s Phoenix campus is accredited by the National Accrediting Agency for Clinical Laboratory Sciences (NAACLS).

The Project Management Institute’s Global Accreditation Center accredits DeVry University’s baccalaureate business administration and technical management programs when completed with project management emphasis.

DeVry University undergraduate and graduate degree programs in business and accounting were granted initial accreditation by the Accreditation Council for Business Programs and Schools (ACBSP) in May 2013. DeVry University became only the ninth institution to achieve separate accounting accreditation from the ACBSP at the time of initial accreditations. This is an important milestone in recognition of DeVry University’s quality programs and its commitment to continuous improvement.

APPROVAL AND LICENSING

DeVry Group institutions require authorizations from many state higher education authorities or Canadian ministries to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the United States, each DeVry University, Chamberlain College of Nursing, and Carrington College location is approved to grant certificates, diplomas, associate, bachelor’s and/or master’s and doctorate degrees by the respective state in which it is located. American University of Caribbean School of Medicine and Ross University School of Medicine clinical programs are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are posted with the U.S. Department of Education (“ED”).

Many states and Canadian provinces require private-sector postsecondary education institutions to post surety bonds for licensure. In the United States, DeVry Group has posted approximately $13.7 million of surety bonds with regulatory authorities on behalf of DeVry University, Chamberlain College of Nursing, Carrington College and Becker Professional Education. DeVry Group has posted CDN $0.3 million of surety bonds with regulatory agencies in Canada.

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

TUITION AND FEES

Medical and Healthcare

DeVry Medical International

Effective September 2015, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program will be $20,250 and $22,650, respectively, per semester. These tuition rates represent an increase from the September 2014 rates of 3.6% and 3.5%, respectively.

Effective September 2015, tuition and fees for the beginning basic sciences portion of the programs at RUSM and RUSVM will be $20,580 and $18,310, respectively, per semester. Tuition and fees for the Internal Medicine Foundations portion of the medical school program are $22,710. Tuition and fees for the clinical portion of the programs are $22,710 per semester for the medical school, and $22,985 per semester for the veterinary school. These tuition rates represent an increase from September 2014 rates of 4.6% for RUSM and 3.3% for RUSVM. These amounts do not include the cost of books, supplies, transportation, and living expenses.

DeVry Group believes that these tuition rates are in the middle of the range among private medical and veterinary schools, but are equal to or higher than tuition in publicly-supported (taxpayer subsidized) medical and veterinary schools. Tuition rates at most medical and veterinary schools, including AUC, RUSM and RUSVM, have increased for the past several years, and management believes rates will continue to increase.

Chamberlain College of Nursing

Effective July 2015, tuition is $665 per credit hour for students enrolling 1 to 6 credit hours per session in the BSN (onsite) and LPN-to-RN programs. This is unchanged since July 2012. For each credit hour per session in excess of six credit hours, tuition is $400 per credit hour, an increase of $100 over the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

Effective July 2015, tuition is $590 per credit hour for students enrolled in the RN-to-BSN online degree program. This tuition rate is unchanged from the July 2014 tuition rates. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged since July 2012. Tuition for the online DNP program is $750 per credit hour which is also unchanged from the prior year.

DeVry Group believes that Chamberlain’s tuition is in the middle of the range among private nursing schools, but is equal to or higher than tuition in publicly-supported (taxpayer subsidized) schools. Tuition rates at most nursing schools have increased for the past several years, and management believes they will continue to increase.

Carrington College

On a per credit hour basis, tuition for Carrington College programs range from $302 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $335 to $371 per credit hour. General education and most program tuition rates have not increased from the prior year. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged as well, depending on the program. Total program tuition ranges from approximately $12,000 for certificate programs to over $60,000 for some advanced programs. Tuition for programs offered by Carrington College is based on the cost to provide the education as well as market conditions affecting the programs and the locations in which they are offered.

International and Professional Education

DeVry Brasil

DeVry Brasil operates in eleven states in Brazil. The Damasio acquisition added campuses in Rio de Janeiro, Brasilia and São Paulo along with more than 220 franchisees located throughout Brazil. Each of these cities has different competitive markets and therefore tuition differs from one city to another.

All DeVry Brasil institutions have tuition levels that are competitive with other top ranked institutions in their local markets. Due to the nature and wide range of programs, 259 different programs across DeVry Brasil institutions, tuition varies from R$472 per month (approximately US$151) for an Associate Degree up to R$5,579 per month (approximately US$1,800) for a Medical Degree. This pricing structure is consistent with DeVry Brasil’s positioning as a quality education provider offering a high level of service to its students.

Becker Professional Education

Effective July 1, 2015, the price of Becker’s complete classroom CPA review course is $3,393. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $1,131 per section. These prices represent no increase from the prior year. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses, state CPA societies and participating accounting firms.

Business, Technology and Management

DeVry University

Effective July 2014, DeVry University instituted a Fixed Tuition Promise (“FTP”), a cohort tuition policy for matriculating students enrolled in the July 2014 through May 2015 sessions, whereby tuition rates are locked in until students graduate as long as they remain enrolled. To maintain eligibility, students may not miss more than five consecutive sessions. The FTP applies to students in all programs and all levels of study. The FTP was extended through the May 2016 session for matriculating students enrolled in the July 2015 through May 2016 sessions.

Effective September 2015, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for new students and the special savings when a student takes 7 or more credits will be eliminated. Continuing students pay $365 for each credit hour in excess of seven as they are covered under the FTP. These amounts do not include the cost of books, supplies, transportation and living expenses. Based upon current tuition rates, a full-time student enrolling in the five-term undergraduate network systems administration associate degree program will pay total tuition of $39,585. A full-time student enrolled in the eight-term undergraduate business administration bachelor’s degree program will pay total tuition of $75,516. A term is defined as a semester of classes, comprised of two eight-week sessions. Most DeVry University students do not attend full-time and the total cost for a part-time student would be higher.

Among four-year institutions, DeVry University’s undergraduate tuition during the 2014-2015 academic year was lower than the average tuition of independent schools and the average out-of-state (unsubsidized) tuition of public schools, but it was higher than the average in-state (taxpayer subsidized) tuition of publicly-supported institutions, according to data published in the Annual Survey of Colleges by the College Board. At four-year private schools, the average annual undergraduate tuition and fees for the 2014-2015 academic year was $31,231 at independent schools (a 3.7% increase from the prior year) and $15,230 at private sector schools (a 1.3% increase from the previous year). The average annual undergraduate tuition and fees at four-year public schools was $9,139 for in-state (a 2.9% increase from the previous year) and $22,958 for out-of-state tuition (a 3.3% increase from the previous year).

Effective July 2015, Keller Graduate School of Management program tuition per course is $2,298. This rate has not increased since July 2012.

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

FINANCIAL AID AND FINANCING STUDENT EDUCATION

Students attending American University of the Caribbean School of Medicine, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, Carrington College, DeVry Brasil and DeVry University pay for their education through a variety of sources. These sources include government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments. Students attending Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. In addition, Becker’s CPA Review course can be financed through Becker under a zero percent, 18-month term loan program.

The following table summarizes DeVry Group’s cash receipts from tuition payments by fund source as a percentage of total revenue for the fiscal years 2014 and 2013, respectively. Final data for fiscal year 2015 are not yet available.

	Fiscal Year
Funding Source:	2014	2013
Federal Assistance (Title IV) Program Funding (Grants and Loans)	60%	66%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships,
employer and military provided tuition assistance and other	38%	32%
Total	100%	100%

Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 18 and 24 are employed, but we believe the employment rate among DeVry University full-time undergraduate students is higher.

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. The HEA was last reauthorized by the United States Congress in July 2008, and was signed into law by the President in August 2008. The reauthorization of the HEA automatic one year extension is scheduled to expire on September 20, 2015.  Committee leadership of both the U.S. House of Representatives and Senate have begun reauthorization activities with hearings and introduction of several related bills. Existing programs and participation requirements are subject to change in this process.  Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

Information about Particular Government Financial Aid Programs

American University of the Caribbean School of Medicine, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, Carrington College and DeVry University students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

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

•	Federal Pell grants. These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2015-2016 school year, eligible students could receive Federal Pell grants ranging from $588 to $5,775.

•	Federal Supplemental Educational Opportunity Grant (“FSEOG”). This is a supplement to the Federal Pell grant, and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement federal funds with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below) or by externally provided scholarship grants.

2. Loans.  DeVry University, American University of the Caribbean School of Medicine, Ross University School of Medicine, Ross University School of Veterinary Medicine, , Chamberlain College of Nursing and Carrington College students may participate in the Direct Subsidized, Unsubsidized and PLUS programs within the William D. Ford Federal Direct Loan Program. DeVry University and Carrington students may also participate in the Federal Perkins Student Loan Program.

•	Direct Subsidized loan: Awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) available to undergraduate students with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis (the student is responsible for paying the interest charges during the six months after no longer attending school on at least a half-time basis for those loans with a first disbursement between July 1, 2012 and July 1, 2014). First time borrowers after July 1, 2013 are eligible for Direct Subsidized loans only for 150% of the published length of their academic program. Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher undergraduate academic year.

•	Direct Unsubsidized loan: Awarded to students who do not meet the needs test or as an additional supplement to the Direct Subsidized loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized loan limits per academic year range from $6,000 for students in their first and second academic year to $7,000 in later years and increasing to $20,500 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional amount of unsubsidized loans up to the limit of the Direct Subsidized loan at their respective academic grade level. The total Direct Loan aggregate borrowing limit for undergraduate students is $57,500 and $138,500 for graduate students, which is inclusive of Direct Subsidized loan amounts borrowed as an undergraduate.

•	PLUS and Grad PLUS loans: Enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed, but may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance which includes allowances for tuition, fees and living expenses. Both PLUS and Grad PLUS are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

•	Federal Perkins loan: A low-interest loan available only to those students who demonstrate exceptional financial need with interest and principal repayment deferred until nine months after a student no longer attends school on at least a half-time basis. The maximum Federal Perkins Loan amount is established by the institution, but cannot exceed $5,500 per award year. Ongoing funding for this program is provided from collections on loans issued in previous years. When students repay principal and interest on these loans, that money goes to the pool of funds available for future loans to students at the same institution. The authorization of the Federal Perkins Loan program is made separate in the HEA from the Direct Loan programs. The HEA may be Congressionally extended or reauthorized without a continued authorization of the Federal Perkins Loan program. The ED has issued guidance for a potential wind-down of the program in that event. Should the program fail to be extended or reauthorized, grandfathering provisions exist to extend additional disbursements to students for up to 5 years if the student received a disbursement in or prior to the 2014-15 academic year.

3. Federal Work-study.  This program offers work opportunities, both on or off campus, on a part-time basis to students who demonstrate financial need. Federal Work-study wages are paid partly from federal funds and partly from qualified employer funds.

“90/10” Rule

A regulation issued by the U.S. Department of Education implementing the HEA, commonly known as the 90/10 Rule (“90/10” Rule”), affects only private sector postsecondary institutions, such as AUC, RUSM, RUSVM, Chamberlain College of Nursing, Carrington College and DeVry University. Under this regulation, an institution that derives more than 90% of its revenues on a cash basis from federal Title IV student financial assistance programs for two successive years may lose its eligibility to participate in the Title IV programs. The following table details the percentage of revenue from Title IV student financial assistance programs for each of DeVry Group’s Title IV eligible institutions for fiscal years 2014 and 2013, respectively. Final data for fiscal year 2015 are not yet available.

	Fiscal Year
	2014	2013
American University of the Caribbean School of Medicine	81%	80%
Ross University School of Medicine	80%	80%
Ross University School of Veterinary Medicine	85%	87%
Chamberlain College of Nursing	65%	66%
Carrington College:
California	77%	81%
Boise	72%	74%
Portland	74%	74%
Phoenix	80%	82%
DeVry University:
Undergraduate	68%	72%
Graduate	67%	70%

State Financial Aid Programs

Certain states, including Colorado, Florida, Georgia, Illinois, Indiana, Minnesota, New Jersey, New York, Ohio, Pennsylvania and Rhode Island, offer state grant and loan assistance to eligible undergraduate students attending DeVry Group institutions.

Canadian Government Financial Aid Programs

Canadian citizens or permanent residents of Canada (other than students from the Northwest Territories, Nunavet or Quebec) are eligible for loans under the Canada Student Loans Program, which is financed by the Canadian government. Eligibility and amount of funding vary by province. Students attending DeVry University online or in the United States or American University of the Caribbean School of Medicine, Ross University School of Medicine and Ross University School of Veterinary Medicine may be eligible for the Canada Student Loan program. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions, and interest relief on loans.

Information about Other Financial Aid Programs

Private Loan Programs

Some American University of the Caribbean School of Medicine, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, Carrington College and DeVry University students rely on private (non-federal) loan programs for financial assistance.  These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards.  The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards.  DeVry Group estimates that approximately one-half of the borrowings under private loan programs are used by students to pay for non-educational expenses, such as room and board.

Most private loans are approved using the student’s or a co-borrower’s credit history.  The cost of these loans varies, but in almost all cases will be more costly than the federal programs.  The application process is separate from the traditional financial aid process.  Student finance personnel at DeVry Group’s degree-granting institutions coordinate these processes to ensure that all students receive assistance from the federal and state programs before utilizing private loans.

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

Brazilian Government Financial Aid Programs

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program (“Fundo de Financiamento Estudantil” or “Students Financing Fund”), which is financed by the Brazilian government. DeVry Brasil also participates in PROUNI (“Programa Universidade para Todos” or “University for All Program”), a Brazilian governmental program which provides scholarships to a portion of its undergraduate students under certain conditions. As of June 30, 2015, approximately 40% of DeVry Brasil’s students financed their education under the FIES program while approximately 11% have obtained scholarships under the PROUNI program.

FIES deducts from periodic payments to DeVry Brasil an average amount of 5.81% to cover administrative expenses (5.63%) and student defaults (0.18%). There is no additional cost to DeVry Brasil if students fail to pay their loans under the applicable rules. The Brazilian government has not limited the total number of students who are eligible to apply for the FIES government loan per institution; however, in 2015, the total number of FIES loans to be issued per year to all students was reduced from 732,000 to 300,000. In January 2015, the Brazilian government lengthened the payment process by changing the number of annual payments to participating institutions from 12 to 8 installments. Students begin to repay their loans to the government 18 months after graduation.

PROUNI promotes the offering of tuition discounts in private postsecondary education schools by granting federal tax incentives for the participating institutions. Discounts reduce tuition by either 50% or 100%. The percentage is driven by rules defined by the Brazilian government based on family monthly earnings. No funds are received by DeVry Brasil nor the student from the federal government for the tuition discounts granted. Instead DeVry Brasil reduces its income tax expense and its income tax liability for the amount of the discounts issued.

Specialized staff at DeVry Brasil review, interpret and establish procedures for compliance with regulations related to FIES and PROUNI. Both programs are required to be managed in accordance with government standards. Any regulatory violation can be the basis for disciplinary action, including the initiation of a suspension, limitation, or termination proceeding against an institution.

In addition to the requirements that educational institutions must meet, student recipients of FIES and PROUNI must maintain satisfactory academic progress towards completion of their programs of study and an appropriate grade point average every semester.

DeVry Group-Provided Financial Assistance

DeVry Group’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing and Carrington College schools as well as selected students at AUC, Ross University School of Medicine and Ross University School of Veterinary Medicine. DeVry Group’s institutional loan programs are available to DeVry Group students and are designed to assist students who are unable to completely cover direct educational costs by other means. These loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. For students at DeVry University, Chamberlain College of Nursing and Carrington College, payments begin immediately after disbursement by the school. For students at AUC, Ross University School of Medicine and Ross University School of Veterinary Medicine, repayment is deferred until after the student’s residency is complete. Interest charges accrue each month on the unpaid balance. After a student leaves school a monthly installment repayment plan commences with all balances typically due within 12 to 60 months.

DeVry Group’s institutional lending programs are structured as a last resort option for students who have a gap in their funding. All federal and private loan funding options must be exhausted before an institutional loan is considered. The institutional loans do not impose any origination fees, in general have a fixed rate of interest that is dependent on the borrower’s credit profile, and carry annual and aggregate maximums that ensure that they are only a supplemental source of funding and not relied on as the main source. Except for students at AUC, Ross University School of Medicine and Ross University School of Veterinary Medicine, borrowers are required to begin making payments immediately in order to prove their capability to repay and reduce the possibility of overborrowing. Borrowers must be current in their payments in order to be eligible for subsequent disbursements. Borrowers are advised about the terms of the loans and counseled to exhaust all federal funding options.

DeVry Group institutional loans are carried on our balance sheet and there are no relationships with external parties that shift the risk away from DeVry Group. We monitor the Consumer Fraud Protection Bureau (“CFPB”) student loan complaint database and act on any complaints filed by one of our borrowers. The total annual volume of our institutional loans represent less than 1 percent of overall revenues and thus do not have a material impact on our 90/10 ratios.

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

Under the Career Catalyst Scholarship, DeVry University provides scholarship awards to qualifying students. The scholarships are valued at up to a total of $20,000 per student, depending on the degree. Students qualifying for DeVry University’s Career Catalyst Scholarship are eligible to receive scholarship awards of progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award may increase up to $7,000. For the third year, the award can increase up to $8,000.

Employer-Provided Tuition Assistance

Chamberlain College of Nursing and DeVry University students who receive employer tuition assistance may choose from several deferred tuition payment plans. Students eligible for tuition reimbursement plans may have their tuition billed directly to their employers or payment may be deferred until after the end of the session. Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee’s income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250.

Professional Education

Students taking the Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. Private loans are also available to students to help meet the program costs. In addition, Becker’s CPA Review course can be financed through Becker under a zero percent, 18-month term loan program.

Compliance with Legislative and Regulatory Requirements

Extensive and complex regulations in the United States and Canada govern all government grant, loan, and work study programs in which AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University and their respective students participate. DeVry Group must comply with many rules and standards, including maximum student loan default rates, limits on the proportion of its revenue that can be derived from federal student aid programs, prohibitions on certain types of incentive payments to admissions advisors and financial aid officers, standards of financial responsibility, and administrative capability requirements. Like all other educational institutions, DeVry Group’s administration of these programs is regularly reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous U.S. Department of Education (“ED”) and state regulatory agency program reviews have not resulted in significant findings or adjustments against DeVry Group. If a proceeding were initiated and caused ED to substantially curtail DeVry Group’s participation in government grant or loan programs, DeVry Group’s enrollments, revenues and accounts receivable could all be adversely affected.

In the fall of 2009, ED initiated the process of negotiated rulemaking with respect to Program Integrity Issues to consider changes to certain provisions of the regulations governing the Title IV Programs, which culminated in new rules becoming effective in 2011 and, following legal challenges and a new negotiated rulemaking process, 2015 with respect to gainful employment.   The resulting program integrity rules promulgated in October 2010 and June 2011 and October 2014 address fourteen topics. The most significant to DeVry Group’s U.S. degree-granting institutions are the following:

•	Gainful Employment
•	Misrepresentation
•	Incentive Compensation

While DeVry Group believes it is operating in compliance with these new reporting and disclosure requirements, non-compliance with these requirements, individually or in combination, may negatively impact the Title IV eligibility of DeVry Group’s academic programs and its student enrollments.

Gainful Employment To be eligible for Title IV funding, most academic programs offered by private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The Program Integrity rules related to Gainful Employment arising from ED’s 2009 negotiated rulemaking process were struck down in federal court in 2012 following a challenge by the Association of Private Sector Colleges and Universities, an advocacy group for private sector providers of higher education. Following a new negotiated rule making process, ED proposed and adopted new regulations related to gainful employment that became effective on July 1, 2015.

The new Gainful Employment regulations have a framework with three components:

Certification: Institutions must certify that each of their gainful employment programs meet state and federal licensure, certification, and accreditation requirements.

Accountability Measures: To maintain Title IV eligibility, gainful employment programs will be required to meet minimum standards for the debt burden versus the earnings of their graduates.

Pass: Programs whose graduates have an assumed annual loan repayment burden of less than 8% of total earnings or less than 20% of discretionary earnings.

Zone: Programs whose graduates have an assumed annual loan repayment burden between 8% and 12% of total earnings or between 20% and 30% of discretionary earnings.

Fail: Programs whose graduates have an assumed annual loan repayment burden greater than 12% of total earnings and greater than 30% of discretionary earnings.

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

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year and earnings from the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year (the first measurement year under these regulations), the cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014, which are not available at this time. Debt burdens for students enrolled in programs that require an internship or residency prior to licensure, such as the medical doctor degrees offered by AUC and RUSM, are calculated from cohorts who completed their studies six and seven years prior to the measuring academic year. Draft measures for the 2014-2015 academic year are expected to be released to the institutions in Summer 2016 and final measures released publicly in early 2017.

Because the information necessary to determine how its programs will fare under the accountability measures is not available at this time, we are unable to fully predict accurately the impact of the new GE regulations in the future when they do become effective. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We are using currently-available data to evaluate whether certain of our programs are at risk to fail the new requirements, or fall into the Zone, and concurrently evaluating available options to bring at-risk programs into compliance.

Under this framework, we believe that less than 10% of the 2014-2015 academic year programs across DeVry University and Carrington are at risk of falling into the Fail category. In addition, there are a number of programs that are at risk of falling into the Zone category, including the Ross University School of Veterinary Medicine’s Doctor of Veterinary Medicine Program. Management expects that certain programs will be able to avoid falling into the Zone or Fail categories through adjustments to program price, including through scholarships, or, if appropriate and consistent with programmatic standards, the duration of programs. If such adjustments are necessary, we estimate the cost would be in the $5 million range for fiscal year 2016. For programs where such adjustments are not feasible, we may discontinue such programs or seek to establish relationships with third-party lenders to support student tuition and other expenses. These adjustments could have a significant impact on our business, financial condition, results of operations and cash flows.

Misrepresentation The 2010 program integrity rules significantly broadened an educational institution’s liability for "substantial misrepresentation" that would, among other things, subject DeVry Group to sanctions for statements containing inadvertent errors made to non-students, including to any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to liability when no actual harm occurs.

Incentive Compensation An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement never established clear criteria for compliance in all circumstances, but there were twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. The new rules eliminate the 12 safe harbors. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes limit DeVry Group’s ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. Management believes that DeVry Group has not been, nor is currently, involved in any activities that violate the restrictions on commissions, bonuses or other incentive payments to recruiters.

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

Institutions that participate in U.S. federal financial aid programs must disclose information upon request about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students who enter the fall term. Completion rates calculated in accordance with the statute for each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges serving low income students in the areas in which its campuses are located. However, its overall completion rate for full-time students (not limited to first-time students, who comprise only approximately 20 percent of DeVry University’s students) is more representative of DeVry University’s student population and is higher than reported in these statistics. Many DeVry University students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry University has enhanced its student support services. For 2008 freshman students (the latest period for which final completion statistics are available), the first-time, full degree-seeking graduation rate for DeVry University U.S. undergraduates was 32.0% as compared to the 2007 rate of 31.0%.

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

In the United States, AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University have completed and submitted all required audits of compliance with federal financial assistance programs for fiscal year 2014. DeVry Group’s independent public accountants are currently conducting the required audits of the one-year period ended June 30, 2015.

As a part of its effort to monitor the administration of student financial assistance programs, ED and state grant agencies may conduct site visits and program reviews at any educational institution at any time. Reviews of several DeVry Group institutions have not resulted in any adverse material findings or adjustments. A comprehensive program review of DeVry University’s administration of the Title IV programs, initiated in May 2011 was closed in June 2014 with no material findings. Similar comprehensive program reviews of Carrington College-Phoenix, RUSM, Carrington College-California and DeVry University-Kansas City were initiated in April, May, June and August 2014, respectively, and remain open and ongoing. A comprehensive audit of DeVry University’s administration of the New York Tuition Assistance Program (“NYTAP”) and other grant programs was initiated in August 2014 by the New York state comptroller’s office. During the third quarter of fiscal year 2015, the comptroller’s office concluded the audit and submitted its report with findings to the New York State Education Department (“SED”). The findings require DeVry Group to repay $0.8 million of NYTAP funds. DeVry Group has recorded an accrual for this amount as of June 30, 2015 pending an appeal of the findings. At this point, no other material findings have been identified in any of these reviews. Liabilities associated with any findings could include the repayment of any grant aid as well as reimbursement of the costs associated with increased defaulted loan exposure from the delivery of funds to ineligible students. In conjunction with its program review of RUSM, the U.S. Department of Education issued a cease and desist letter for funding students enrolled in a 5th semester course offered at two U.S. sites. The cease and desist order has the potential to impact the continued Title IV eligibility for any who took the course during the period from July 2011 through September 2014. The institution provided a response to the Department of Education, clarifying the nature of the 5th semester course and has resumed Title IV funding for all of its students. Should a finding materialize related to this concern, the institution estimates its maximum liability would not materially adversely affect its business, financial conditions and/or operating results.

DeVry Group’s efforts to ensure compliance with all of these regulatory requirements are extensive and include:

•	A corporate Ombudsman’s’ office comprised of nine employees that respond to student concerns.
•	An internal audit function reporting directly to the Audit and Finance Committee of the Board of Directors that continuously audits aspects of DeVry Group’s operations, including compliance with regulations.
•	A six-person Regulatory Quality Assurance function that assists with the development and implementation of procedures and process controls and monitors execution to assure compliance with federal and state regulations.
•	An eleven-person Regulatory Compliance and Affairs team that is responsible for the review and required approval of all student and public-facing communications and media, scripted enrollment and financial advising, and monitoring of federal and state regulatory developments.
•	Quality Assurance functions and the use of peer reviews within the operational units
•	Continuous monitoring of recorded phone calls in order to ensure that misrepresentations are not made. During fiscal year 2015, over 8,500 calls were reviewed; based on information collected, we conducted coaching and additional training.
•	Strict adherence to compliance-approved scripting by employees when speaking to potential and current students.
•	Required annual Responsible Communications training that every employee must complete.
•	Career Services processes that provide for redundant review of the accuracy of employment statistics.

STUDENT LOAN DEFAULTS

ED has instituted strict regulations that penalize institutions whose students have high default rates on federal student loans. Depending on the type of loan, a loan is considered in default after the borrower becomes at least 270 or 360 days past due. For a variety of reasons, higher default rates are often found in private sector institutions and community colleges — many of which tend to have a higher percentage of low-income students enrolled than do four-year publicly supported and independent colleges and universities.

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

According to ED, the three-year cohort default rate for all colleges and universities eligible for federal financial aid decreased to 13.7% in fiscal year 2011 (the latest period for which data are available) from 14.7% in fiscal year 2010.

Default rates for American University of the Caribbean School of Medicine, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, Carrington College and DeVry University students follow. The latest period for which final three-year data is available is 2011.

	Cohort Default Rate
	2011	2010
American University of the Caribbean School of Medicine	1.5%	1.1%
Ross University School of Medicine	0.8%	1.1%
Ross University School of Veterinary Medicine	0.3%	0.8%
Chamberlain College of Nursing	5.8%	6.7%
Carrington College
California	23.2%	27.2%
Boise	12.3%	13.9%
Portland	21.2%	25.4%
Phoenix	16.5%	16.4%
DeVry University (1)	18.5%	-
DeVry University: Undergraduate Programs	-	23.4%
DeVry University: Federal Perkins Loan Program	11.4%	12.2%
DeVry University: Graduate Programs	-	7.7%

(1)	- Beginning with the 3-year period ended September 30, 2011, all DeVry University programs are reported under the same Office of Postsecondary Education Identification code.

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

Business, Technology and Management

DeVry University

DeVry University believes that the employment of its graduates is a component of its mission. Career Services professionals across the DeVry University system work diligently to partner with graduates to attain positions in their career fields. Although DeVry University cannot guarantee employment, it is dedicated to helping guide and motivate its students and graduates through their career planning and search. DeVry University representatives work with students and graduates on career planning, job interviewing and résumé preparation. Students’ career efforts are also supported by an employer database containing information on national and local companies. Students can log into one site to view, apply for, and learn more about job opportunities appropriate to their experience and education level. DeVry University students and graduates have, in addition, access to robust online, self-service career preparation tools through My Compass To My Career. The capabilities of this system include a self-assessment application, networking tools, video tutorials, résumé writing software, video mock interview software, links to resources, and feeds for events and job leads relevant to DeVry University’s degree programs.

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

EMPLOYEES

As of June 30, 2015, DeVry Group had the following number of employees:

	Faculty and Staff		Part-time
	Full-	Part-	Student
	time	time	Employees	Total
DeVry University	2,056	11	652	2,719
DeVry Medical International	1,302	11	27	1,340
Chamberlain College of Nursing	1,028	8	227	1,263
Carrington College	814	134	76	1,024
Becker Professional Education	247	4	-	251
DeVry Brasil	2,629	1,921	133	4,683
DeVry Online Services	1,368	22	1	1,391
Home Office Staff	692	7	34	733
Total	10,136	2,118	1,150	13,404

DeVry Group also utilizes approximately 6,000 independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. DeVry Group believes that its relationship with its employees is satisfactory. Approximately 265 administrative and support employees of RUSM’s medical school campus in Dominica and approximately 4,683 employees at DeVry Brasil are covered by respective collective bargaining agreements with local unions. During fiscal year 2015, DeVry Group implemented involuntary reductions in force (RIF) that will reduce its workforce by approximately 668 positions, primarily at DeVry University and Home Office.

Medical and Healthcare

DeVry Medical International

AUC is managed by a dean with appropriate department chairs and course directors to oversee the educational programs and clinical rotations. In addition, the school has student services staff to assist with student financial aid, housing, and other student-related matters. The St. Maarten campus is supported by administrative staff located in Coral Gables, Florida and by the DeVry Medical International central administrative staff located in Iselin, New Jersey.

RUSM and RUSVM are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing, and other student-related matters. The RUSM Dominica campus is supported by administrative staff located in Miramar, Florida. Both RUSM and RUSVM campuses are also supported by the DeVry Medical International central administrative staff located in Iselin, New Jersey.

Faculty members at AUC and RUSM have either a Ph.D. or an M.D. degree or both. Full-time faculty are supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects. Each veterinary faculty member has either a Ph.D. or D.V.M. degree or both. Faculty members at AUC, RUSM and RUSVM are not tenured.

Chamberlain College of Nursing

Chamberlain campuses are managed by campus presidents or deans who are doctorally-prepared nurses. The campus presidents or deans report to a home office regional director of campus operations and are supported by the senior director of the baccalaureate nursing program who is responsible for standardized delivery of curricula on each campus. Student services staff is available to assist campus and online students with admissions, financial aid and other aspects of student life. The campuses and online program offerings are supported by a central administrative and management staff located in Downers Grove, Illinois.

In general, Chamberlain faculty members have a Master of Science in Nursing degree and many have additional advanced degrees. Those few faculty without a master’s degree who are working in a non-teaching role are enrolled in a graduate program in nursing. Liberal arts and sciences courses are often taught by DeVry University faculty. Chamberlain faculty members are not tenured.

Carrington College

Carrington campuses are managed by campus executive directors. These campus executive directors are supported by campus-based, director level support staff in the functional areas of admissions, career services, student finance, student records, and academics. Further support and oversight in the areas of academics, student finance, admissions, human resources, and information technology are provided by administrative staff located in Phoenix and Sacramento. Support functions in accounting/finance, marketing, information technology, and human resources are also maintained at these offices.

All Carrington faculty members must meet the minimum academic credentialing requirements as set forth by their respective institutional and programmatic accreditation bodies and state authorizing agencies, as applicable.

International and Professional Education

DeVry Brasil

DeVry Brasil’s management team along with support service functions including academics, curriculum development, regulatory compliance, marketing and recruiting management, legal, licensing and accreditation, financial aid processing, finance, information technology and human resources are based in Fortaleza, Brazil. Most of DeVry Brasil’s campuses are led by a General Director with some smaller center locations led by a General Manager. Damasio operations are led by a President. Most DeVry Brasil faculty members work part-time (less than 40 hours weekly). Because part-time faculty teach pursuant to a contract with their institution, they are accorded the same rights and benefits as full-time employees in accordance with Brazilian employment laws. More than 80% of DeVry Brasil faculty members hold Master and/or Doctorate degrees.

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

Business, Technology and Management

DeVry University

Each DeVry University campus and center is managed by a campus president or center dean and has a staff of academic deans and faculty, as well as academic support staff, admissions advisors, career service and student service personnel, and other professionals. Group vice presidents of operations oversee the campuses and centers in defined areas.

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

Home Office Staff

DeVry Group’s home office staff are located at offices in Downers Grove and Oak Brook, Illinois. The home office staff supports the employees for all of DeVry Group’s educational programs and locations by providing a broad range of services. Among the centrally provided support services are licensing and accreditation, marketing, information technology, financial aid processing, regulatory compliance, audit services, legal, tax, payroll, and finance and accounting. Also, several of the institution’s home offices are located at the Downers Grove home office. Among the centrally located services each institution’s home office staff provides are curriculum development, academic management, marketing and recruiting management. Additionally, DeVry Group’s online operations are located in offices in Chicago, Addison and Naperville, Illinois. Student finance administrative staff are also located in the Naperville facility.

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

ADDITIONAL INFORMATION

DeVry Group’s website address is http://www.devryeducationgroup.com.

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

Academic Quality Committee Charter

Audit and Finance Committee Charter

Compensation Committee Charter

Nominating and Governance Committee Charter

Information contained on the website is not incorporated by reference into this report.

Copies of the DeVry Group’s filings with the SEC and the above-listed policies and charters also may be obtained by written request to Investor Relations at DeVry Group’s executive offices. In addition, DeVry Group’s filings with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including DeVry Group, that file electronically with the SEC; the website address is http://www.sec.gov.

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

Risks Related to DeVry Group’s Highly Regulated Industry

If any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, we may not be able to successfully challenge such finding and our business could suffer.

Due to the highly regulated nature of the proprietary postsecondary institutions, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

A coordinated regulatory and enforcement effort aimed at for-profit institutions of higher education could be a catalyst for legislative or regulatory restrictions, investigations, enforcement actions, and claims that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

As described in Part I, Item 3 – “Legal Proceedings,” the FTC and state attorneys general from Illinois, New York and Massachusetts have initiated inquiries into the practices of our institutions. The coordinated scrutiny facing the industry could directly or indirectly influence the disposition of these existing inquiries or lead to the initiation of other inquiries or claims, which could, directly or indirectly, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Adverse publicity arising from investigations, claims or actions brought against us or other proprietary higher education institutions may negatively affect our reputation, business or stock price, or attract additional investigations, lawsuits or regulatory action, which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Adverse publicity regarding any pending or future investigations, claims and/or actions against us or other proprietary institutions could negatively affect our reputation, business and/or the market price of our common stock. Unresolved investigations, claims and actions, or adverse resolutions thereof, could also result in additional lawsuits, increased scrutiny, the withholding of authorizations and/or the imposition of other sanctions by state education and professional licensing authorities, taxing authorities, our accreditors and other regulatory agencies governing us, which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Government and regulatory agencies and third parties have initiated, and could initiate additional investigations, claims or actions against us, which could require us to pay monetary damages, halt certain business practices or receive other sanctions. The defense and resolution of these matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

As described in Part I, Item 3 – “Legal Proceedings,” the FTC and state attorneys general from Illinois, New York and Massachusetts have initiated inquiries into the practices of our institutions. Due to the coordinated regulatory and enforcement efforts directed at us and other for-profit higher education institutions and adverse publicity arising from such efforts, we may face additional government and regulatory investigations and actions as well as lawsuits from private plaintiffs. We may incur significant costs and other expenses in connection with our response to, and defense and resolution of, investigations, claims or actions, or group of related investigations, claims or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain injunctive relief, including altering certain business practices or requiring us to pay substantial damages, settlement costs, fines and/or penalties. In addition, findings or claims or settlements thereof could serve as a basis for additional lawsuits or governmental inquiries or enforcement actions. Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

We are subject to risks relating to regulatory matters. If we fail to comply with the extensive regulatory requirements for our operations, we could face fines and penalties, including loss of access to federal and state student financial aid for our students as well as significant civil liability, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

As a provider of higher education, we are subject to extensive regulation. These regulatory requirements cover virtually all phases and aspects of our U.S. postsecondary operations, including educational program offerings, facilities, civil rights, safety, privacy, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of new schools or programs, addition of new educational programs and changes in our corporate structure and ownership.

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

On October 31, 2014, the ED published new GE regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The new GE regulations were effective July 1, 2015.

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

Pass: Programs whose graduates have an assumed annual loan repayment burden of less than 8% of total earnings or less than 20% of discretionary earnings.

Zone: Programs whose graduates have an assumed annual loan repayment burden between 8% and 12% of total earnings or between 20% and 30% of discretionary earnings.

Fail: Programs whose graduates have an assumed annual loan repayment burden greater than 12% of total earnings and greater than 30% of discretionary earnings.

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

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year and earnings from the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year (the first measurement year under these regulations), the cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014, which are not available at this time. Debt burdens for students enrolled in programs that require an internship or residency prior to licensure, such as the medical doctor degrees offered by AUC and RUSM, are calculated from cohorts who completed their studies six and seven years prior to the measuring academic year. Draft measures for the 2014-2015 academic year are expected to be released to the institutions in Summer 2016 and final measures released publicly in early 2017.

Because the information necessary to determine how its programs will fare under the accountability measures is not available at this time, we are unable to fully predict accurately the impact of the new GE regulations in the future when they do become effective. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We are using currently-available data to evaluate whether certain of our programs are at risk to fail the new requirements, or fall into the Zone, and concurrently evaluating available options to bring at-risk programs into compliance.

Under this framework, we believe that less than 10% of the 2014-2015 academic year programs across DeVry University and Carrington are at risk of falling into the Fail category. In addition, there are a number of programs that are at risk of falling into the Zone category, including the Ross University School of Veterinary Medicine’s Doctor of Veterinary Medicine Program. Management expects that certain programs will be able to avoid falling into the Zone or Fail categories through adjustments to program price, including through scholarships, or, if appropriate and consistent with programmatic standards, the duration of programs. If such adjustments are necessary, we estimate the cost would be in the $5 million range for fiscal year 2016. For programs where such adjustments are not feasible, we may discontinue such programs or seek to establish relationships with third-party lenders to support student tuition and other expenses. These adjustments could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

On August 20, 2015, the ED announced its intention to establish a negotiated rulemaking committee to develop proposed regulations (collectively, the “Debt Forgiveness Regulations”) for determining the criteria and procedures ED will use for determining which Title IV borrower obligations to forgive, and standards and processes to be applied in determining whether institutions whose acts serve as the basis of such debt forgiveness are liable. The committee will also propose rules to determine the effect of borrower defenses to loan repayment may have on ED’s assessment of institutional capability assessments. We cannot predict the timing or outcome of this rulemaking process or how any such resulting rules would be enforced. Should ED adopt rules proposed by the negotiated rulemaking committee, or rules in furtherance of the objectives of the rulemaking committee, they may include rules that serve as a basis for recovery of losses arising from loan forgiveness from Title IV participating institutions. Depending on the processes and standards adopted by ED in the Debt Forgiveness Regulations, which we cannot predict at this time, in addition to the outcome from any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits or the outcome of any pending or future governmental inquiry, lawsuit or enforcement action could collaterally serve as the basis for claim by ED under the Debt Forgiveness Regulations or the termination of eligibility to participate in the Title IV program based on ED’s institutional capability assessment, which could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

The U.S. Congress may change laws governing federal financial aid programs in ways that could materially impact our financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

The reauthorization of the Higher Education Act (“HEA”) is scheduled to expire at the end of September 2015.  Committee leadership of both the U.S. House of Representatives and Senate have begun reauthorization hearings.  Existing programs and participation requirements are subject to change in this process.  Additionally, funding for the student financial assistance programs may be impacted during appropriations and budget actions.

The U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations.  At this time, DeVry Group cannot predict all of the changes that the U.S. Congress will ultimately make.  Since a significant percentage of DeVry Group’s revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of DeVry Group’s degree granting institutions or students to participate in Title IV Programs could have a material adverse effect on DeVry Group’s financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Recently proposed legislation that, if enacted, could have a material adverse effect on our business includes:

•	Inclusion of sources of federal student assistance or funding other than Title IV aid in the 90/10 formula and increasing the 10% requirement to 15%,
•	Limitations on the enrollment of U. S. citizens in foreign medical schools,
•	Sharing of cost of defaulted federal student loans,
•	Extending Title IV eligibility to low-cost, non-traditional, non-accredited programs.

Our ability to comply with some of regulations of the Department of Education is affected by economic forces affecting our students and graduates that are not entirely within our control.

Our ability to comply with several regulations of ED is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain gainful employment, and to pay for a portion of their education with private funds. These measurements are heavily influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study and the availability of private financing sources. An economic downturn, or a worsening economic outlook, could impact these measurements, which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Department of Education rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by the Department of Education that could restrict or eliminate our eligibility to participate in Title IV programs.

The ED rules and internal guidance impose liability for "substantial misrepresentation" that, among other things, subject us to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on us for the conduct of others, and expose us to liability even when no actual harm occurs. It is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at any of our U.S. degree granting schools, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. If ED determines that an institution has engaged in substantial misrepresentation, ED may discharge students’ debt and hold the institution liable for the discharged debt, revoke an institution’s agreement to participate in Title IV programs, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If ED determines that statements made by us or on our behalf are in violation of the regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on financial condition, results of operations and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

Regulations governing the eligibility of our U.S. degree-granting institutions to participate in Title IV programs preclude us from compensating any employee or third-party involved in student recruitment, admissions or finance based on their success in those areas. These regulations could limit our ability to attract and retain highly-qualified employees, to sustain and grow our business, or to develop or acquire businesses that would not otherwise be subject to such regulations.

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

All Title IV participating institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, quadrennial renewal of institutional program participation agreements, periodic program reviews and ad hoc events which may lead ED to evaluate an institution’s capacities. If ED determines that we have failed to demonstrate either financial responsibility or administrative capability, we could be subject to sanctions including; a requirement to post a letter of credit, fines, suspension or termination of our eligibility to participate in the Title IV programs, any of, which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

Our U.S. degree-granting institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If any of our U.S. degree granting institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our schools could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs were too high.

Our U.S. degree granting institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90%. If any of our U.S. degree granting institutions lose eligibility to participate in Title IV programs because it is unable to comply with ED’s 90/10 Rule, it could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our failure to comply with the Department of Education’s credit hour rule could result in sanctions and other liability.

In 2009 and 2010, ED’s Office of Inspector General criticized three accreditors, including the Higher Learning Commission, which is the accreditor for DeVry University and Chamberlain College of Nursing, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010 the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The 2010 Program Integrity Regulations defined the term “credit hour” for the first time and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by ED could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If ED determines that an institution is out of compliance with the credit hour definition, ED could impose liabilities or other sanctions which could have a material adverse effect on our financial conditions, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the Department of Education, we would lose our ability to participate in Title IV programs.

The loss of accreditation by any of our schools would leave the affected school ineligible to participate in Title IV programs and would have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. In addition, an adverse action by any of our accreditors, other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with ED’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution is located. Campuses of our U.S. degree-granting institutions are authorized to operate and to grant degrees, diplomas or certificates by the applicable education agency of the state where each such campus is located. We are in a time period where many states are reevaluating and revising their authorization regulations, especially as applied to distance education. The loss of state authorization would, among other things, render the affected school ineligible to participate in Title IV programs at least at those state campus locations, limit that school’s ability to operate in that state. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business. If these pressures and uncertainty continue in the future, or if one or more of our institutions are unable to offer programs in one or more states, it could have a material adverse impact on our enrollments, revenue, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our ability to place our medical schools students in hospitals in the U.S. may be limited by efforts of certain state government regulatory bodies, which may limit the growth potential of our medical schools, put our medical schools at a competitive disadvantage to other medical schools, or force our medical schools to substantially reduce their class sizes.

Each of American University School of the Caribbean and Ross University School of Medicine enter into affiliation agreements with hospitals across the U.S. to place their third and fourth year students in clinical programs at such hospitals. Certain states with regulatory programs that require state approval of clinical education programs clinical education programs have in recent years precluded, limited or imposed onerous requirements on DeVry Group’s entry into affiliation agreements with hospitals in their states. If these or other states continue to limit access to affiliation arrangements, our medical schools may be at a competitive disadvantage to other medical schools and our medical schools may be required to substantially restrict their enrollments due to limited clinical opportunities for enrolled students. The impact on enrollment, and the potential for enrollment growth, of such restrictions on our medical schools’ clinical placements could have a material adverse effect on our prospects, financial conditions, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.

Some states are experiencing budget deficits and constraints. Some of these states have reduced or eliminated various student financial assistance programs or established minimum performance measures as a condition of participation, and additional states may do so in the future. If our students who receive this type of assistance cannot secure alternate sources of funding, they may be forced to withdraw, reduce the rate at which they seek to complete their education, or replace the source with more expensive forms of funding such as private loans which will have a negative impact on debt measurements such as the Gainful Employment disclosures and the cohort default rate. Other students who would otherwise have been eligible for state financial assistance may not be able to enroll without such aid. This reduced funding could decrease our enrollment and adversely affect our financial condition, results of operations and cash flows.

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

A failure of our vendors to comply with applicable regulations in the servicing of our students and institutions could subject us to fines or restrictions on or loss of our ability to participate in Title IV programs, which could have a material adverse effect our enrollment, revenue and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

We contract with unaffiliated entities for student software systems and services related to the administration of portions of our Title IV and institutional loan programs. Because each of our schools is jointly and severally liable for the actions of third-party servicers and vendors, failure of such servicers to comply with applicable regulations could have a material adverse effect on our schools, including fines and the loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenue and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. If any of the third party servicers discontinue providing such services to us, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with collection, lending and Title IV requirements, which could have a material adverse effect our enrollment, revenue and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

We provide financing programs to assist some of our students in affording our educational offerings. These programs are subject to various federal and state rules and regulations. Failure to comply with these regulations could subject us to fines, penalties, obligations to discharge loans and other injunctive requirements, which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we, or one of the companies that service our loans, do not comply with laws applicable to the financing programs that assist our students in affording our educational offerings, including Truth in Lending and Fair Debt Collections Practices laws and the Unfair, Deceptive or Abusive Acts or Practices provisions of Title X of the Dodd-Frank Act, we could be subject to fines, penalties, obligations to discharge loans and other injunctive requirements, which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate..

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

A significant portion of our enrollment is sponsored through various federal and state supported agencies and programs, including the U. S. Departments of Defense, Labor and Veterans Administration. We are required to periodically report tuition, fees and enrollment to the sponsoring agencies. As a recipient of funds, we are subject to periodic reviews and audits. Inaccurate or untimely reporting could result in suspension or termination of our eligibility to participate in these federal and state programs and have a material adverse impact on enrollments and revenues.

DeVry Group’s enrollment may be adversely affected by presentations of data that are not representative of actual educational costs for our prospective students.

ED and other public policy organizations are concerned with the escalating costs of higher education and have developed various tools and resources to help students find low-cost educational alternatives. These resources primarily rely on and present data for first-time, full-time residential students, which is not representative of most prospective DeVry Group students. These presentations may influence some prospective students to exclude DeVry Group institutions from their consideration.

Restrictions or limitations on the government-supported student loan and scholarship programs in Brazil could have a material and adverse impact on DeVry Brasil’s ability to attract and retain students and execute its plans for organic and inorganic growth, which could have a material adverse effect on our financial condition, results of operation and cash flows.

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program (“Fundo de Financiamento Estudantil” or “Students Financing Fund”), which is financed by the Brazilian government. DeVry Brasil also participates in PROUNI (“Programa Universidade para Todos” or “University for All Program”), a Brazilian governmental program which provides scholarships to a portion of its undergraduate students under certain conditions. As of June 30, 2015, approximately 40% of DeVry Brasil’s students financed their education under the FIES program while approximately 11% have obtained scholarships under the PROUNI program. Without prior notice, during fiscal year 2015, the Brazilian government enacted changes to the FIES regulations limiting student eligibility for FIES funding and extending the government’s time to disburse funding to participating institutions. Restrictions or limitations on the FIES public loan program or student scholarships under PROUNI program, could have a material and adverse impact on DeVry Brasil’s ability to attract and retain students and execute its plans for organic and inorganic growth, which could have a material adverse effect on our financial condition, results of operation and cash flows.

Risks Related to DeVry Group’s Business

Student enrollment at our schools is affected by legislative, regulatory and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollments effectively.

DeVry Group’s future revenue and growth depends on a number of factors, including many of the regulatory risks discussed above and business risks discussed below. DeVry University and Carrington College have experienced reduced new student enrollments in recent periods. Despite ongoing efforts to provide more scholarships to prospective students, and to increase quality and build our reputation, negative perceptions of the value of a college degree, increased reluctance to take on debt and the resulting lower student consumer confidence may continue to impact enrollment in the future. In addition, technological innovations in the delivery of low-cost education alternatives and increased competition continue to negatively affect enrollments. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent there is an impact on our long-term revenue and growth prospects.

DeVry Group is subject to risks relating to enrollment of students. If DeVry Group is not able to continue to successfully recruit and retain its students, it will not be able to sustain or grow revenues.

DeVry Group’s undergraduate and graduate educational programs are concentrated in selected areas of technology, healthcare, law and business. If applicant career interests shift away from these fields, and we do not anticipate or adequately respond to that trend, future enrollment and revenue may decline.

If our graduates are unable to find appropriate employment opportunities, we may not be able to recruit new students.

If employment opportunities for DeVry Group graduates in fields related to their educational programs decline, future enrollment and revenue may decline as potential applicants choose to enroll at other educational institutions or providers offering different courses of study.

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

Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. Anyone who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by federal or state authorities and private litigants, any of which could have a material adverse effect on our business.

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

As part of its strategy, DeVry Group is actively considering acquisition opportunities in the U.S. and worldwide. DeVry Group has acquired and expects to acquire additional educational institutions or education related businesses that complement our strategic direction, some of which could be material to our operations. Any acquisition involves significant risks and uncertainties, including:

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

Our effective tax rate could be subject to volatility or adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies.   DeVry Group’s effective income tax rate reflects benefits derived from operations outside the United States.  Earnings of DeVry Group’s international operations are not subject to U.S. federal income taxes as described in Note 11, Income Taxes, to the Consolidated Financial Statements.  If such federal tax laws were changed and some of DeVry Group’s international earnings were subject to federal income tax, or if certain of DeVry Group’s U.S. expenses were not deductible for U.S. income tax purposes, DeVry Group’s effective income tax rate would increase and its earnings and cash flows would be adversely impacted.  In addition, DeVry Group has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, which expired in fiscal year 2015, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents and royalties.  If this law is not extended, or a similar law adopted, our consolidated tax provision, beginning in our fiscal year 2016, would be impacted and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

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

As DeVry Group expands internationally, DeVry Group will conduct more transactions in currencies other than the U.S. Dollar. The volume of transactions in the various foreign currencies could continue to increase, thus increasing DeVry Group’s exposure to foreign currency exchange rate fluctuations. The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. Brazilian-based assets constitute a material portion of DeVry Group’s overall assets, and its Brazilian liabilities constitute a material portion of our overall liabilities. Significant devaluations in the Brazilian Real will result in a significant devaluation in relation to the U.S. dollar. In fiscal year 2015, changes in exchange rates resulted in a $60.6 million charge to Accumulated Other Comprehensive Loss over that time period. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

At June 30, 2015, intangible assets from business combinations totaled $323.7 million, and goodwill totaled $552.3 million. Together, these assets equaled approximately 42% of total assets as of such date. If DeVry Group’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $323.7 million of intangible assets and up to $552.3 million of goodwill.

ITEM 1B — UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2 — PROPERTIES

 Medical and Healthcare

 American University of the Caribbean School of Medicine

AUC’s seven acre campus is located in the country of St. Maarten. The campus is owned and includes approximately 218,500 square feet of academic, student-life and student residence facilities. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, recreational space and student residence facilities. Classrooms and laboratories are furnished with modern audio-visual equipment.

Ross University School of Medicine

RUSM’s foundations of medicine facilities of approximately 273,000 total square feet are located on an approximately 33-acre campus in the Caribbean country of Dominica, of which approximately 22 acres are occupied under lease and 11 acres are owned. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, recreational space and student residence facilities. Classrooms and laboratories are furnished with modern audio-visual equipment.

Ross University School of Veterinary Medicine

RUSVM pre-clinical instructional facilities of approximately 205,000 total square feet are located on a 50 acre site in St. Kitts which is owned. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary and livestock barns. Student-life and student residence facilities are also located on the campus.

 DeVry Medical International

DeVry Medical International’s administrative office is located in Iselin, New Jersey. In addition, DeVry Medical International has a clinical and administrative center in Miramar, Florida, which is co-located with Chamberlain College of Nursing and DeVry University, as well as an administrative office in Coral Gables, Florida supporting AUC. These three facilities total approximately 70,000 total square feet.

Chamberlain College of Nursing

Chamberlain’s home office is located within DeVry Group’s home office in Downers Grove, Illinois. Chamberlain currently operates 17 campuses comprising approximately 673,000 square feet, of which 12 are co-located with DeVry University in owned and leased facilities. The others are located in leased facilities in Cleveland, Atlanta, Las Vegas, Troy, Michigan and Pearland, Texas.

Carrington College

As of June 30, 2015, there were 18 Carrington College campuses in operation including two which are co-located with other DeVry Group institutions. In addition, the parent organization of Carrington College leases office space in Phoenix and Sacramento for its administrative offices and leases one location which houses academic support services. Carrington’s total portfolio of academic and administrative office operations comprise approximately 640,500 square feet of leased premises.

International and Professional Education

DeVry Brasil

 DeVry Brasil currently operates 17 campuses in Brazil. DeVry Brasil’s home office is co-located with an owned campus in Fortaleza, which is an owned facility. All these locations comprise approximately 1.7 million total square feet of space, of which approximately 1.13 million square feet are under lease agreements and 570,000 square feet are owned real estate. DeVry Brasil also operates approximately 220 distance learning centers throughout Brazil under franchise agreements.

Becker Professional Education

Becker Professional Education is headquartered within DeVry Group’s home office in Downers Grove, Illinois. In addition to this main administrative center, Becker leases approximately 12,000 square feet of space in Chatsworth, California for staff devoted to curriculum and other development efforts. Becker also leases space in Moscow and St Petersburg, Russia; Kiev, Ukraine; Almaty, Kazakhstan; Teddington, United Kingdom; and Hong Kong for administrative staff.

CPA review classes are conducted in leased facilities, fewer than 10 of which are leased on a full-time basis. The remaining classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered at several DeVry University locations.

Business, Technology and Management

DeVry University

DeVry University is headquartered within DeVry Group’s home office in Downers Grove, Illinois. DeVry University campuses are located in suburban communities or urban neighborhoods. They are easily accessible to major thoroughfares, have available parking areas, and many are served by public transportation. Campuses includes teaching facilities and some may also include admissions and administrative offices. Teaching facilities include classrooms, laboratories, libraries, and student lounges. Laboratories include computers and various telecommunications, electronic and biomedical equipment necessary to provide an appropriate environment for students’ development of the required technical skills for their programs of study. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricular areas with numerous software packages offering a variety of business, engineering and scientific applications. Connections to the internet are included through the computer laboratories as a part of the program curriculum.

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

As of June 30, 2015, there were 81 DeVry University locations, including both campuses and centers, in operation. These locations comprised approximately 2.0 million in total square feet, of which, approximately 1.3 million square feet were under lease and approximately 700,000 square feet were owned, including one student residence building at the Fremont, California campus. DeVry Group plans to consolidate additional DeVry University locations in fiscal year 2016. Consolidations of DeVry University locations may be necessary beyond fiscal year 2016 should enrollments continue to decline.

Home Office

DeVry Group’s home office staff is located in two leased facilities in the Chicago suburbs of Downers Grove and Oak Brook, Illinois. DeVry Group leases approximately 254,000 square feet of total office space for these two locations.

In addition, DeVry Group leases 108,000 square feet of office space in Chicago and in the Chicago suburb of Addison and owns a 108,000 square foot building in the Chicago suburb of Naperville. These three sites house DeVry Group’s online operations and student finance administrative staff.

DeVry Group’s leased facilities are occupied under leases whose remaining terms range from one to 11 years. A majority of these leases contain provisions giving DeVry Group the right to early terminate or renew its lease for additional periods at various rental rates, although generally at rates higher than are currently being paid. DeVry Group’s owned facilities total approximately 2.3 million square feet world-wide. No facility that is owned by DeVry Group is subject to a mortgage or other indebtedness.

ITEM 3 – LEGAL PROCEEDINGS

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business. The timing or outcome of the following matters, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time. The defense and resolution of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

On July 15, 2014, DeVry Group received a letter dated July 9, 2014 from the New York Office of the Attorney General (“NYOAG”). The letter requested cooperation with the NYOAG’s inquiry into whether recent television advertisements and website marketing regarding DeVry University may have violated federal and state laws prohibiting false advertising and deceptive practices.  The letter requested relevant information from January 1, 2011, to the date of the aforementioned letter request to enable NYOAG to make a determination of what action, if any, is warranted. DeVry Group has produced, and continues to produce, responsive information in cooperation with the NYOAG’s inquiry.

On April 10, 2015, DeVry Group received CIDs from the Office of the United States Attorney for the Northern District of Ohio (“US Attorney”) relating to allegations under the False Claims Act that DeVry University offered an associate degree program in Health Information Technology without providing necessary information to applicants regarding requirements for obtaining a degree and a job in the health information technology field upon graduation. The CIDs requested documents and information relating to the Health Information Technology program from 2007 through April 1, 2015. DeVry Group fully cooperated with the US Attorney’s inquiry and provided responsive information. On July 20, 2015, the US Attorney filed a notice (“Notice”) of the United States’ election not to intervene in the matter pending under seal in the United States District Court for the Northern District of Ohio and captioned United States of America ex rel. Patrice Sidler v. DeVry, Inc. [sic] et al., Case No. 1:13CV436 Given the United States’ election not to intervene, the district court entered an order on July 30, 2015 unsealing the complaint originally filed by Relator Sidler on February 28, 2013 (the “Complaint”). The Complaint names as defendants DeVry Group as well as certain named and fictitiously named DeVry Group educational institutions, including but not limited to American University of the Caribbean School of Medicine, Becker Professional Education, Carrington College, Chamberlain College of Nursing, DeVry University, Ross University School of Medicine, and Ross University School of Veterinary Medicine. The Complaint is brought under the False Claims Act and asserts that the defendants made, or caused to be made, false claims to the United States for funds administered under Title IV of the Higher Education Act. The Complaint alleges that the defendants falsely certified in annual program participation agreements with the US Department of Education compliance with federal law and regulatory requirements regarding the administration of Title IV funds. The Relator also brings a retaliatory discharge claim and alleges that she reported violations to the Department of Education’s Office of Inspector General while employed with DeVry Group during the time frame of August 2008 to October 2010. The Complaint seeks, among other things, the return of Title IV funds unlawfully obtained by the defendants, treble damages, statutory penalties, back pay and reinstatement. DeVry Group intends to defend itself vigorously.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM-EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of DeVry Group are

Name, Age and Office		Business Experience

Daniel M. Hamburger President and Chief Executive Officer, DeVry Education Group	51	Mr. Hamburger joined DeVry Group in November 2002 as Executive Vice President with responsibility for DeVry Group’s online programs and Becker Professional Review. In July 2004, Mr. Hamburger was appointed President and Chief Operating Officer of DeVry Group. Mr. Hamburger was appointed Chief Executive Officer in November 2006.

Robert A. Paul President, DeVry University	47	Mr. Paul joined DeVry Group in July 2007 as Vice President of Metro Operations at DeVry University. On July 1, 2011, Mr. Paul was promoted to President, Carrington Colleges. On July 1, 2014, Mr. Paul was promoted to President, DeVry University. Prior to joining DeVry Group, Mr. Paul served in a variety of leadership roles at the University of Phoenix from 1993 through 2007.

Steven P. Riehs President, DeVry Medical International and President, International and Professional Education	55	Mr. Riehs joined DeVry Group in 2004 as Vice President and General Manager of all online operations, including enrollment growth, program development and student services. In October 2010, Mr. Riehs was promoted to President, International, K-12 and Professional Education, a new organizational structure within DeVry Group that included DeVry Brasil, Advanced Academics and Becker Professional Education. In April 2013, Mr. Riehs was appointed President of DeVry Medical International. In addition, Mr. Riehs maintains leadership responsibility for DeVry’s International and Professional Education segment.

Carlos Degas Filgueiras President, DeVry Brasil	41	Mr. Filgueiras jointed the DeVry Group in 2009, as President of DeVry Brasil, upon the acquisition of Fanor, where he had been a partner and President since 2004. Prior to joining DeVry Group, Mr. Filgueiras was co-founder and CEO of InterCouriers.

John P. Roselli President, Becker Professional Education	51	Mr. Roselli joined DeVry Group in May 2003 as its Director of Business Development and General Manager of Corporate Continuing Education. In 2006, Mr. Roselli was appointed Vice President, Business Development and Planning. Effective October 1, 2010, Mr. Roselli was promoted to President of Becker Professional Education.

Name, Age and Office		Business Experience

Susan L. Groenwald President, Chamberlain College of Nursing	66	Ms. Groenwald joined DeVry Group in January 2006 as President of Chamberlain College of Nursing. Prior to joining DeVry Group, Ms. Groenwald served as the director of operations for Focused Health Solutions, Inc., a disease management services firm for large self-insured employers.

Jeffrey R. Akens President, Carrington Colleges	54	Mr. Akens joined DeVry Group in 2008 with the acquisition of Carrington Colleges Group, Inc. Mr. Akens held positions of increasing responsibility at Carrington College California since joining the institution in 1993. In 2007, Mr. Akens was appointed president of Carrington College California. Mr. Akens was appointed president of Carrington College in May 2014.

Timothy J. Wiggins Senior Vice President, Chief Financial Officer, DeVry Education Group	59	Mr. Wiggins joined DeVry Group in January 2012 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining DeVry Group, Mr. Wiggins served as Executive Vice President and Chief Financial Officer of Tellabs since 2003.

Lisa M. Sodeika Senior Vice President, External Relations and Regulatory Affairs, DeVry Education Group	51	Ms. Sodeika joined DeVry Group in March 2015 as Senior Vice President, External Relations and Regulatory Affairs. Prior to joining DeVry Group, Ms. Sodeika served as Executive Vice President of Corporate Affairs at HSBC North America Holdings, Inc.

Gregory S. Davis Senior Vice President, General Counsel and Secretary, DeVry Education Group	53	Mr. Davis joined DeVry Group in July 2007 as Vice President, General Counsel and Secretary. Prior to joining DeVry Group, Mr. Davis was Vice President, General Counsel and Secretary of LaPetite Academy, Inc., from 2003 to 2007, which operated nearly 650 schools offering education and care to children ages 6 months to 12 years.

Donna N. Jennings Senior Vice President, Human Resources, DeVry Education Group	53	Ms. Jennings joined DeVry Group in October 2006 as Senior Vice President of Human Resources. Prior to joining DeVry Group, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Eric P. Dirst President, DeVry Online Services	48	Mr. Dirst joined DeVry Group in May 2008 as Vice President and Chief Information Officer. On May, 1 2013, Mr. Dirst was promoted to President of DeVry Online Services. Prior to joining the DeVry Group, Mr. Dirst was the Chief Information Officer at SIRVA, a relocation and moving service provider, from 2001 to 2008.

Name, Age and Office		Business Experience

Christopher C. Nash Senior Vice President, Chief Information Officer, DeVry Education Group	48	Mr. Nash joined DeVry Group in 2010 as Chief Technology Officer and was promoted to Senior Vice President, Chief Information Officer in 2013. Prior to joining DeVry Group, Mr. Nash was Chief Technology Officer at Millward Brown Group, a global market research organization and division of Kantar Group. Previously, Mr. Nash held technical leadership roles at Kraft Foods, Inc., Greenbrier & Russel, and Rand McNally.

Adriano Allegrini Vice President, Strategy and Business Development, DeVry Education Group	45	Mr. Allegrini joined DeVry Group in October 2010 as Vice President, Strategy and Business Development. Prior to joining DeVry Group, Mr. Allegrini was Director of Internal Consulting of Roll Global, a global consumer goods manufacturer, from 2008 to 2010 and Vice President, Global Consumer Pharmaceuticals of Bausch & Lomb, a global pharmaceuticals manufacturer.

Patrick J. Unzicker Vice President, Chief Accounting Officer and Treasurer, DeVry Education Group	44	Mr. Unzicker joined DeVry Group in March 2006 as its Controller. In March 2012, Mr. Unzicker was appointed Vice President, Finance and Chief Accounting Officer and in March 2015, Mr. Unzicker assumed the Treasurer role. Prior to joining DeVry Group, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc., a mall-based retail jeweler, from July 2003 to March 2006.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

DeVry Group’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “DV.” The stock transfer agent and registrar is Computershare Investor Services, L.L.C.

The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two years.

	Fiscal Year 2015			Fiscal Year 2014
	Dividends			Dividends
	Paid	High	Low	Paid	High	Low
First Quarter	$-	$44.89	$38.36	$-	$33.59	$28.00
Second Quarter	0.18	49.61	40.77	0.17	38.84	30.07
Third Quarter	-	47.63	32.87	-	42.87	34.03
Fourth Quarter	0.18	37.79	29.32	0.17	47.73	37.91

Approximate Number of Security Holders

There were 498 holders of record of DeVry Group’s common stock as of August 1, 2015. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry Group’s 401(k) and profit sharing plan and its employee stock purchase plan. DeVry Group believes that there are more than 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the employee stock purchase plan or who own stock through their investment election in DeVry Group’s 401(k) and profit sharing plan.

Dividends

DeVry Group is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry Group’s subsidiaries may be restricted by law. Cash flow is also subject to some restrictions by covenants in DeVry Group’s debt agreement, including maintaining fixed charge coverage and leverage at or above specified levels. DeVry Group generated sufficient cash flow in fiscal year 2015 to fund its current operations, reinvest in capital equipment as appropriate and remain in full compliance with the covenants in its debt agreement. The DeVry Group Board of Directors declared annual dividends of $0.36 per share and $0.34 per share of common stock, payable semi-annually in fiscal years 2015 and 2014, respectively. The latest dividend of $0.18 per share was declared in May 2015 and paid in June 2015. DeVry Group's Board of Directors has stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.36 per share. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry Group and other factors as the Board of Directors deems relevant. See “Note 7-Dividends and Stock Repurchase Programs” to the Consolidated Financial Statements for historical dividend declaration information.

Recent Sales of Unauthorized Securities - None

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters” of this Form 10-K.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (1)
April 2015	63,168	$34.46	63,168	$58,872,935
May 2015	71,006	$31.39	71,006	$56,644,041
June 2015	86,015	$33.00	86,015	$53,805,475
Total	220,189	$32.90	220,189	$53,805,475

(1) On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2014. The total remaining authorization under this share repurchase program was $53,805,475 million as of June 30, 2015. DeVry Group suspended repurchases under this plan in May 2013. In August 2014, the Board of Directors extended the repurchase plan through December 31, 2015 and authorized resumption of share repurchases, which DeVry Group began in September 2014.

Other Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
April 2015	-	$-	NA	NA
May 2015	1,561	$31.71	NA	NA
June 2015	-	$-	NA	NA
Total	1,561	$31.71	NA	NA

(1) Represents shares delivered back to DeVry Group for payment of withholding taxes from employees for vesting restricted shares and shares swapped for payment on exercise of incentive stock options pursuant to the terms of DeVry Group’s stock incentive plans.

Performance Graph

The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on DeVry Group’s Common Stock during the period from June 30, 2010, through June 30, 2015, with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and an industry group index.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2010

AMONG DEVRY GROUP., NYSE MARKET INDEX, AND INDUSTRY GROUP INDEX

	June 30
	2010	2011	2012	2013	2014	2015
DeVry Education Group	100.0	113.2	59.9	60.7	83.6	59.7
NYSE Market Index – U.S. Companies	100.0	131.9	127.3	152.9	188.9	190.6
Industry Group Index (1)	100.0	89.6	70.6	43.7	60.3	39.3

Data for this graph were provided by Zacks Investment Research.

Assumes $100 was invested on June 30, 2010 in DeVry Education Group Common Stock, the NYSE Stock Market Index (U.S. Companies) and the Industry Group, and that all dividends were reinvested.

(1) The Industry Group consists of the following companies selected on the basis of similarity in nature of their businesses: Apollo Group, Inc., Bridgepoint Education, Inc., Capella Education Co., Career Education Corp., Grand Canyon Education, Inc., ITT Educational Services, Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute. DeVry Group believes that, including itself, these companies represent the majority of the market value of publicly traded companies whose primary business is education.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data for DeVry Group for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data”, on page 140 of this report.

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

OVERVIEW

DeVry Group’s financial results for the fiscal year 2015 reflect continued revenue decline within DeVry University, which resulted in decreased earnings from continuing operations as compared to the prior fiscal year. This decline was partially offset by continued growth from the Medical and Healthcare and International and Professional Education segments. Operational and financial highlights for the fiscal year include:

•	DeVry Group continued its diversification strategy by completing three acquisitions in Brazil, Faculdade Martha Falcao (“FMF”), Faculdade Ideal (“Faci”) and Damásio Educacional (“Damasio”). These acquisitions continue the process of expanding DeVry Brasil’s presence in the northeast and north areas of the country and establishing a presence in São Paulo and in the southeast of Brazil as well as expanding DeVry Brasil’s programmatic offerings.

•	DeVry Brasil revenue grew by approximately 54% in fiscal year 2015 compared to the prior year, excluding the effect of the decline in value of the Brazilian Real as compared to the U.S. Dollar. Approximately 60% of this growth was from organic growth and program expansion at existing institutions with the remaining 40% resulting from fiscal year 2015 acquisitions.

•	Chamberlain revenue grew by 27.2% in fiscal year 2015 compared to the prior year. Chamberlain continues to invest in its programs, student services and campus locations. Chamberlain began offering nursing programs at its new campuses in Houston, Texas (a second location) in September 2014, Las Vegas, Nevada and the Detroit, Michigan area in January 2015 and North Brunswick, New Jersey in May 2015.

•	For the May 2015 session, total student enrollments at Chamberlain increased 21.7% to 23,044 students as compared to the same term last fiscal year. For fiscal year 2015, total new student enrollments increased 11.7% as compared to fiscal year 2014.

•	The Commission on Collegiate Nursing Education (“CCNE”) re-accredited Chamberlain’s Bachelor of Science in Nursing (“BSN”) degree program for 10 years and granted its Doctor of Nursing Practice (“DNP”) degree program its first CCNE accreditation for five years. Both terms represent the maximum awarded by CCNE.

•	The American Institute of Certified Public Accountants released its 2014 Elijah Watt Sells Award winners, honoring the candidates with the highest scores on the CPA exam. 90 percent of the recipients prepared for the exam using Becker Professional Education’s industry-leading CPA review materials.

•	Becker Professional Education (“Becker”) was awarded a 3-year initial accreditation from the Accrediting Council for Continuing Education & Training (“ACCET”). This enables Becker to expand its professional education programs to additional organizations that value ACCET status, including government agencies and the armed forces, as well as to international students.

•	In April 2015, DeVry University announced the next phase of its strategy to return to growth and transform the institution through new, student-focused innovations. Near-term, the university is taking action to invest in its strongest markets and programs; reduce its cost structure; and establish a distinct voice for its brand. In addition, DeVry University is implementing strategies to place it on a path for growth by enhancing the teaching and learning model, addressing affordability, and strengthening employer workforce solutions. Taken together, these actions are designed to provide positive economics in fiscal year 2016.

•	During the fourth quarter of fiscal year 2015, DeVry Group recorded pre-tax restructuring charges of approximately $12.4 million. This is in addition to the $30.5 million of pre-tax restructuring charges recorded in the first three quarters of fiscal year 2015. These restructuring actions were made primarily at DeVry University, Carrington and the DeVry Group home office to align our cost structure with enrollments.

•	In March 2015, DeVry Group entered into a new revolving credit agreement. The amount of borrowing capacity available under the credit agreement is $400 million. Subject to certain conditions set forth in the credit agreement, the aggregate commitment may be increased up to $550 million. The credit agreement has a five-year term ending May 2020 and replaces DeVry Group’s prior $400 million agreement that was set to expire in May 2016.

•	DeVry Group’s financial position remained strong, generating $203.1 million of operating cash flow during fiscal year 2015. As of June 30, 2015, cash and cash equivalents totaled $353.0 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

DeVry Group recorded restructuring expenses related to workforce reductions and real estate consolidations to align its cost structure with enrollments at DeVry University, Carrington College, Chamberlain College of Nursing and the DeVry Group home office in fiscal years 2015, 2014 and 2013. Additionally, in fiscal years 2015, 2014 and 2013, DeVry Group recorded the operating results of its Advanced Academics Inc. reporting unit as discontinued operations. The fiscal year 2015 income from discontinued operations is primarily a tax benefit adjustment related to the correction of an error to properly record the income tax benefit on an impairment charge taken in the first quarter of fiscal year 2014. During fiscal year 2015, DeVry Group recorded an asset impairment charge at Becker Professional Education related to a write-down of intangible assets at Becker Europe. In fiscal year 2014, DeVry Group recorded a gain from the sale of a former DeVry University campus in Decatur, Georgia. During fiscal year 2013, DeVry Group reversed an earn-out accrual recorded in relation to an acquisition. Also during fiscal year 2013, DeVry Group recorded impairment charges related to its Carrington College reporting unit.

The following table illustrates the effects of the restructuring expense, discontinued operations, impairment charges, gains on the sales of assets and earn-out reversal on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these items and discontinued operations provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the restructuring charges and gain on the sale of assets. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	Fiscal Year
	2015	2014	2013
Net Income	$139,899	$134,032	$106,786
Earnings per Share (diluted)	$2.14	$2.07	$1.65
Discontinued Operations (net of tax)	$(5,576)	$16,957	$16,902
Earnings per Share (diluted)	$(0.08)	$0.26	$0.26
Restructuring Expense (net of tax)	$26,325	$20,160	$16,240
Effect on Earnings per Share (diluted)	$0.40	$0.31	$0.25
Asset Impairment Charge (net of tax)	$1,780	$-	$49,448
Effect on Earnings per Share (diluted)	$0.03	$-	$0.77
Gain on Sale of Asset (net of tax)	$-	$(1,167)	$-
Effect on Earnings per Share (diluted)	$-	$(0.02)	$-
Earn-Out Accrual Adjustment (net of tax)	$-	$-	$(4,381)
Effect on Earnings per Share (diluted)	$-	$-	$(0.07)
Net Income from Continuing Operations Excluding the Restructuring
Expense, Asset Impairment Charge, Gain on Sale of Asset and Earn-out Accrual Adjustment (net of tax)	$162,428	$169,982	$184,995
Earnings per Share from Continuing Operations Excluding the
Restructuring Expense, Asset Impairment Charge, Gain on Sale of Asset and Earn-out Accrual Adjustment (diluted)	$2.49	$2.62	$2.86
Shares used in diluted EPS calculation	65,277	64,853	64,611

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the current and prior two fiscal years. Percentages may not add because of rounding.

	Fiscal Year
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of Educational Services	52.4%	51.1%	49.0%
Student Services and Administrative Expense	37.1%	37.8%	38.5%
Restructuring Expense	2.2%	1.7%	1.3%
Asset Impairment Charge	0.1%	0.0%	2.9%
Gain on Sale of Asset	0.0%	(0.1)%	0.0%
Earn-Out Accrual Adjustment	0.0%	0.0%	(0.2)%
Total Operating Cost and Expense	91.8%	90.6%	91.5%
Operating Income from Continuing Operations	8.2%	9.4%	8.5%
Net Interest Expense	(0.2)%	(0.1)%	(0.1)%
Income From Continuing Operations Before Noncontrolling
Interest and Income Taxes	8.0%	9.3%	8.4%
Income Tax Provision	(1.0)%	(1.4)%	(2.0)%
Income From Continuing Operations Before Noncontrolling
Interest	7.1%	7.9%	6.4%
Income (Loss) on Discontinued Operations, Net of Tax	0.3%	(0.9)%	(0.9)%
Net Income	7.4%	7.0%	5.5%
Net Income Attributable to Noncontrolling Interest	(0.0)%	(0.0)%	(0.1)%
Net Income Attributable to DeVry Education Group	7.3%	7.0%	5.4%

FISCAL YEAR ENDED JUNE 30, 2015 VS. FISCAL YEAR ENDED JUNE 30, 2014

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI”) which are included in the discontinued operations section of the Consolidated Statements of Income for all periods presented.

REVENUE

Total consolidated revenue for fiscal year 2015 of $1,909.9 million decreased $13.4 million, or 0.7%, as compared to fiscal year 2014. Excluding the effect of the decline in the value of the Brazilian Real as compared to the U.S. Dollar, revenue grew approximately 1%, as compared to fiscal year 2014. Revenue decreased 14.6% within the Business, Technology and Management segment as a result of a decline in student enrollment. In addition, revenue at Becker, which is included in the International and Professional Education segment, decreased 2.9% compared to fiscal year 2014 primarily driven by a lower number of CPA exam candidates. Partially offsetting these revenue declines was an 11.7% increase in revenue within the Medical and Healthcare segment compared to the fiscal year 2014 primarily driven by growth in total student enrollment and tuition price increases. Also, revenue at DeVry Brasil, which is included in the International and Professional Education segment, rose 26.9% as compared to fiscal year 2014 as a result of both organic growth and acquisitions.

Management expects that total revenue will decrease about five percent in the first quarter of fiscal year 2016 as compared to the first quarter of fiscal year 2015, driven by DeVry University’s continuing revenue declines resulting from the impact of lower new and total student enrollments and the expected decline in the value of the Brazilian Real as compared to the U.S. Dollar. This decreased revenue is expected to be partially offset by anticipated revenue growth within the Medical and Healthcare and International and Professional Education segments.

For full fiscal year 2016, management expects revenue to be down about five percent and earnings before special items to be flat to slightly up over the prior year.

Medical and Healthcare

Medical and Healthcare segment revenue increased 11.7% to $859.5 million in fiscal year 2015 as compared to the prior year. Higher total student enrollment at Chamberlain was the key driver of revenue growth. Key trends for DeVry Medical International, Chamberlain and Carrington are set forth below. See the discussion following enrollment information for explanation of the trends.

DeVry Medical International

	DeVry Medical International Student Enrollment Fiscal Year 2015			DeVry Medical International Student Enrollment Fiscal Year 2014
Term	Sept. 2014	Jan. 2015	May 2015	Sept. 2013	Jan. 2014	May 2014
New Students	842	560	617	978	582	555
% Change from Prior Year	(13.9)%	(3.8)%	11.2%	5.7%	(3.5)%	7.1%
Total Students	6,406	6,146	5,978	6,458	6,673	5,925
% Change from Prior Year	(0.8)%	(7.9)%	0.9%	4.0%	5.6%	2.2%

The number of new student enrolments reported in the September 2014 semester has been revised to 842 students versus 943 students as previously reported to correct for a typographical error. This error had no effect on reported revenue or results of operations.

At DeVry Medical International (“DMI”), new and total student enrollment in the May 2014 semester, which contributed revenue for the first two months of fiscal year 2015, increased 7.1% and 2.2%, respectively, from the May 2013 semester. In the September 2014 and January 2015 semesters, new and total student enrollment declined from the comparable semesters in the prior fiscal year. The enrollment declines were primarily the result of an insufficient number of qualified applicants in a competitive market. Management implemented organizational changes to provide more focus on and support to each of the medical schools and to enhance scholarships. These changes resulted in increases in new and total student enrollment of 11.2% and 0.9%, respectively, in the May 2015 semester as compared to the May 2014 semester.

Management believes the demand for medical education remains strong and can support management expectations to grow new enrollments in the low-single digit range; however, heightened competition may adversely affect DMI’s ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences and clinical rotation portions of AUC’s medical program were $19,550 and $21,875, respectively, per semester. These tuition rates represent an increase from the September 2013 rates of approximately 3.0%.

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences portion of the programs at RUSM were $19,675 per semester. Tuition and fees for the clinical portion of the program were $21,710 per semester. These tuition rates represent an increase from the September 2013 rates of 4.5%.

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences portion of the programs at RUSVM were $17,725 per semester. Tuition and fees for the clinical portion of the program were $22,250 per semester. These tuition rates have not increased from the September 2013 rates.

•	The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of books, supplies, transportation, and living expenses.

Chamberlain College of Nursing

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2015
Session	July 2014	September 2014	November 2014	January 2015	March 2015	May 2015
New Students	2,066	3,864	2,137	3,702	2,166	3,205
% Change from Prior Year	60.8%	14.3%	9.5%	5.7%	3.5%	2.0%
Total Students	17,603	20,920	20,807	23,055	23,108	23,044
% Change from Prior Year	39.2%	33.3%	32.3%	27.1%	27.1%	21.7%

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2014
Session	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
New Students	1,285	3,380	1,952	3,501	2,092	3,142
% Change from Prior Year	(34.9)%	108.0%	(8.0)%	65.1%	55.0%	37.6%
Total Students	12,648	15,690	15,732	18,136	18,185	18,929
% Change from Prior Year	16.5%	30.2%	28.5%	32.2%	37.4%	35.7%

Continued demand for nurses positively influenced career decisions of new students towards this field of study. The historical trend of increases in new student enrollments is attributable to increased demand for Chamberlain’s Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree option, Master of Science in Nursing (“MSN”)-Family Nurse Practitioner and Doctor of Nursing Practice (“DNP”) degree programs, the addition of several new campus locations, campus expansion and organic growth at existing locations.

Tuition Rates:

•	Effective for sessions beginning in July 2014, tuition is $665 per credit hour for students enrolling one to six credit hours per session in the Chamberlain Bachelor of Science in Nursing (“BSN”), Associate Degree in Nursing (“ADN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate is unchanged as compared to the prior year. Tuition is $300 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2014, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree option. This tuition rate is unchanged from the July 2013 tuition rate. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year. The online DNP program was offered at $750 per credit hour. This tuition rate is unchanged from the July 2013 tuition rate.

      Carrington College

	Carrington College Student Enrollment Fiscal Year 2015
	September 2014	December 2014	March 2015	June 2015	Total
New Students	2,623	1,951	2,187	2,771	9,532
% Change from Prior Year	(4.0)%	14.4%	(2.7)%	56.9%	12.8%
Total Students	7,634	7,444	7,639	7,508
% Change from Prior Year	(0.9)%	1.2%	(1.5)%	2.1%

	Carrington College Student Enrollment Fiscal Year 2014
	September 2013	December 2013	March 2014	June 2014	Total
New Students	2,733	1,706	2,247	1,766	8,452
% Change from Prior Year	(19.5)%	(3.2)%	(6.0)%	9.9%	(7.7)%
Total Students	7,706	7,358	7,758	7,353
% Change from Prior Year	1.0%	(0.6)%	(2.4)%	3.4%

New student enrollment as of June 2015 was positively impacted by three new intake sessions in the period compared to two intake sessions in the prior fiscal year. Combined new student enrollment over the twelve month period ended June 30, 2015 increased 12.8% and total enrollment increased 0.2% compared to the year-ago twelve month period. Carrington continues to make targeted investments in enhancing its students’ academic experience and adding programs while keeping tuition increases minimal. These initiatives contributed to the growth in new student enrollment for fiscal year 2015 compared to the prior fiscal year, which resulted in an increase in total student enrollment for the same period.

Tuition rates:

•	On a per credit hour basis, tuition for Carrington College programs ranged from $302 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses were charged at $335 to $371 per credit hour. Students were charged a non-refundable registration fee of $100, and they were also charged separately for books and program-specific supplies and/or testing. A student services fee ranging from $75 to $150, depending on the program, was charged as well. Total program tuition ranged from approximately $12,000 to $15,000 for most certificate programs up to approximately $60,000 for a few advanced programs.

International and Professional Education

International and Professional Education segment revenues rose 13.5% to $258.8 million in fiscal year 2015 as compared to the prior year. DeVry Brasil was the driver of revenue growth in this segment. Revenue at DeVry Brasil increased 26.9% in fiscal year 2015 as compared to the prior year. The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported revenue for the fiscal year by approximately $34 million. Without this currency effect, revenue at DeVry Brasil would have risen approximately 54% in fiscal year 2015 as compared to the prior year. In addition to revenue growth within existing institutions of 32%, the recent acquisitions of FMF, Faci and Damasio, which were acquired during fiscal year 2015, contributed revenue growth of 22%. Partially offsetting this revenue increase was a decline in revenue at Becker Professional Education of 2.9% compared to the prior year, which was driven by a decline in the number of CPA exam candidates as well as weak demand in Becker’s Russian and Eastern European operations primarily the result of currency weakness and turbulence in local economies. Key enrollment trends for DeVry Brasil are set forth below.

	DeVry Brasil Student Enrollment
	Fiscal Year 2015		Fiscal Year 2014
Term	September 2014	March 2015	September 2013	March 2014
New Students	5,217	18,173	3,785	8,845
% Change over Prior Year	37.8%	105.5%	(4.8)%	19.7%
Total Students	33,591	58,724	29,340	33,013
% Change over Prior Year	14.5%	77.9%	39.5%	13.5%

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

DeVry Brasil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”) which may impose limits on the number of students who can be enrolled in the programs. As of June 30, 2015, most restrictions on the number of overall students and the ability to launch new programs have been lifted. Two institutions (ÁREA1 and Ruy Barbosa) and one program are being monitored by MEC. Management has applied for approval to have these limitations removed and expects this to occur during the first half of fiscal year 2016.

DeVry Brasil students are eligible for loans under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program, which is financed by the Brazilian government. As of June 30, 2015, approximately 40% of DeVry Brasil’s degree-seeking students are financed under the FIES program. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping achieve the national goal of college graduates; however, recently enacted changes to the FIES regulations have served to add restrictions limiting student eligibility for FIES funding and extend the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts from 732,000 in 2014 to 300,000 in 2015, decreasing the monthly minimum family income thresholds that cannot be exceeded in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition FIES changed the number of annual payments to participating institutions from 12 to 8 installments and increased the annual interest rate borrowers are charged from 3.4% to 6.5%. The DeVry Brasil institutions have increased efforts to attract more non-FIES students in order to reduce dependency on this program. Also, DeVry Brasil is working with private lenders to increase funding sources for prospective students. DeVry Brasil institutions offer programs of study and in areas of the country that the Brazilian government favors in issuing FIES loans. However, the changes in the FIES program could result in fewer students qualifying for the FIES program and adversely impact DeVry Brasil’s growth and liquidity by lengthening the reimbursement period from the Brazilian government. As a result of this change, the FIES accounts receivable increased from R$49 million (approximately US$16 million) to R$94 million (approximately US$30 million) as of June 30, 2015.

Business, Technology and Management

Revenue in the Business, Technology and Management segment, which is composed solely of DeVry University, decreased 14.6% to $794.2 million in fiscal year 2015 as compared to the prior year as a result of a decline in student enrollment and a decrease in revenue per student as compared to the year-ago period. Enrollment declines are expected to continue for the first quarter of fiscal year 2016, which will result in lower revenue. Key trends in enrollment and tuition pricing are set forth below.

	DeVry University Undergraduate Student Enrollment Fiscal Year 2015
Term	July 2014	September 2014	November 2014	January 2015	March 2015	May 2015
New Students	4,915	5,268	4,201	4,282	4,156	3,817
% Change over Prior Year	(13.4)%	(20.0)%	(12.9)%	(12.8)%	(17.2)%	(13.0)%
Total Students	37,210	39,857	38,235	37,922	36,188	34,524
% Change over Prior Year	(12.2)%	(15.1)%	(12.6)%	(15.9)%	(15.0)%	(17.8)%

	DeVry University Undergraduate Student Enrollment Fiscal Year 2014
Term	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
New Students	5,674	6,589	4,824	4,911	5,018	4,388
% Change over Prior Year	(24.7)%	0.1%	(12.0)%	(7.9)%	(2.5)%	(4.9)%
Total Students	42,374	46,966	43,726	45,097	42,583	41,977
% Change over Prior Year	(16.1)%	(16.3)%	(11.7)%	(15.1)%	(10.4)%	(14.1)%

	DeVry University Graduate Coursetakers Fiscal Year 2015
Term	July 2014	September 2014	November 2014	January 2015	March 2015	May 2015
Total Coursetakers	13,845	15,532	15,136	15,108	14,651	13,798
% Change from Prior Year	(14.0)%	(13.4)%	(9.8)%	(12.8)%	(9.5)%	(13.0)%

	DeVry University Graduate Coursetakers Fiscal Year 2014
Term	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
Total Coursetakers	16,107	17,925	16,778	17,322	16,192	15,866
% Change from Prior Year	(18.0)%	(18.8)%	(14.1)%	(18.0)%	(15.1)%	(15.8)%

Management believes the decreases in undergraduate and graduate enrollment have been due to lower demand from DeVry University’s target student segment driven by heightened competition from both public-sector and private-sector education providers, the availability of lower cost degrees, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. Management believes heightened competition at the local level has increased, as local colleges have started targeting adult students to a much greater extent; local public-sector and independent colleges are taking share from national competitors. Pricing pressure is increasing, and while students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than many of its public and private sector competitors. To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy which includes both near-term actions to improve enrollments, and longer-term investments to increase competitiveness and differentiation.

In the near term, the goal is to sustain positive economics and to reposition DeVry University for long-term profitability. Three key actions are being implemented to achieve these results:

•	Further reduce the physical footprint of DeVry University. Management has identified a set of local markets where the institution has relatively stronger competitive positions. In these markets DeVry University will invest in tailored communications and marketing plans. Another 20 locations will move to an online-only model. These locations were selected because many students in these markets were already studying online. The reduction of DeVry University’s campus footprint and related staff reductions will enable the university to invest in its focused local markets.

•	Further reduce DeVry University’s cost structure. While marketing spending will increase in the focused local markets, overall marketing spending in other areas will be reduced. In total, operating cost savings of over $125 million are projected in fiscal year 2016. From fiscal year 2013 through fiscal year 2015, DeVry University’s cost structure has been reduced by more than $300 million dollars by working to align its cost structure with enrollments, while continuing to enhance quality and service.

•	Re-launch the DeVry University brand with a new marketing campaign to establish a distinct voice for the brand and to instill pride among the students it serves.

Over the long term, management’s goal is to transform DeVry University by bolstering its value proposition and student experience to help it better compete in the ever-changing higher education landscape. This initiative will focus on four strategies:

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

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry University has reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; simplifying program offerings and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 18 campus locations and completed 13 campus size reductions. As of the commencement of the July 2015 session, DeVry University operates 81 campus locations. As mentioned above, 20 additional campus locations are expected to close by the end of fiscal year 2016.

Tuition rates:

•	In July 2014, DeVry University froze both undergraduate and graduate tuition rates for the school year which ended in June 2015. This tuition freeze will remain in effect in fiscal year 2016. Management believes this will help to increase interest from potential students and positively impact persistence among its current students. Beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate was increased from 7 hours to 8.

•	For fiscal year 2015, DeVry University’s undergraduate tuition is $609 per credit hour for students enrolling in one to seven credit hours per session. This rate is unchanged from the prior year. Tuition is $365 per credit hour for each credit hour in excess of seven credit hours. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Keller Graduate School of Management program tuition per course is $2,298, which is unchanged from the prior year.

•	Any tuition rate increases after July 2015 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, course and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry Group’s Cost of Educational Services increased 1.7% to $1,000.1 million during fiscal year 2015 as compared to the prior year. This increase includes costs that were incurred to support a higher number of total student enrollments for Chamberlain and DeVry Brasil as compared to the year-ago quarter and the need to support continued growth at DMI. Cost of Educational Services within DeVry University and Carrington were lower by 12.0% and 6.1%, respectively, in fiscal year 2015 as compared to the prior year. The decreases at both institutions were primarily a result of savings from cost reduction measures. The costs at DeVry Brasil for fiscal year 2015 include the expenses of FMF, Faci and Damasio which were all acquired during fiscal year 2015 (combined effect of $22.4 million increase in Cost of Educational Services expense).

As a percentage of revenue, Cost of Educational Services increased to 52.4% in fiscal year 2015 from 51.1% in the prior year. The increases were primarily the result of costs that were incurred for Chamberlain’s new campuses and decreased operating leverage within DeVry University.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 2.7% to $708.3 million during fiscal year 2015 as compared to the prior year. The decrease was primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and DeVry Group home office. Also, management is finding ways to be more efficient in marketing and recruiting efforts. These reductions were partially offset by the expense growth necessary to support the operations of DeVry Group’s other institutions (DMI, Chamberlain, DeVry Brasil, and Becker) as well as an increase in legal fees related to an ongoing Federal Trade Commission (“FTC”) inquiry as described in “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements. The costs at DeVry Brasil for fiscal year 2015 include the expenses of FMF, Faci and Damasio which were all acquired during fiscal year 2015. Amortization of finite-lived intangible assets in connection with acquisitions of institutions decreased by $2.3 million during fiscal year 2015 as compared to the prior year. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 37.1% in fiscal year 2015 from 37.8% during the prior year. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that total operating costs will decrease two to three percent in the first quarter of fiscal year 2016 as compared to the first quarter of fiscal year 2015, driven by the savings from DeVry Group’s continued cost reduction measures and partially offset by increased costs from the impact of acquisitions at DeVry Brasil and the opening of additional Chamberlain campuses.

Restructuring Expenses

During fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $23.5 million. Also during fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a reduction in force (“RIF”). DeVry Group home office and Becker Professional Education also experienced workforce reductions in fiscal year 2015. These actions reduced DeVry Group’s workforce by 668 total positions and resulted in pre-tax charges of $19.4 million during fiscal year 2015. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in fiscal year 2015 as follows: $6.9 million to Medical and Healthcare, $0.1 million to International and Professional Education, $32.6 million to Business Technology and Management and $3.3 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15 - Segment Information” to the consolidated financial statements of this Form 10-K.

For fiscal year 2014, DeVry Group recorded pre-tax charges related to real estate consolidations of $18.7 million. Also, DeVry Group implemented RIFs that resulted in a pre-tax charge of $14.0 million in fiscal year 2014 that represented severance pay and benefits for these employees. These restructuring costs were allocated to the segments in fiscal year 2014 as follows: $7.9 million to Medical and Healthcare; $0.2 million to International and Professional Education; $21.7 million to Business Technology and Management; $2.9 million to the DeVry Group home office.

Cash payments for the fiscal year 2015 and 2014 charges were approximately $32.1 million for fiscal year 2015. The remaining accrual for these charges is $27.0 million as of June 30, 2015. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to nine years. Additional restructuring expenses are expected to be recorded in fiscal year 2016 as DeVry Group continues to reduce costs where enrollment levels necessitate such realignment of expenses.

Management expects future charges for real estate consolidations and severance pay and benefits for workforce reductions will be in the range of $30-45 million. Most of these charges will occur in the Business, Technology and Management segment.

Asset Impairment Charge

During the fourth quarter of fiscal year 2015, Becker Professional Education management made the decision to write-off an intangible asset related to operations in Eastern Europe and Russia which was determined to have no future value. This resulted in an after tax charge of $1.8 million. Becker Professional Education is classified within the International and Professional Education segment.

Gain on the Sale of Assets

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which was vacated a number of years ago. The net proceeds on this sale were approximately $6.7 million, which resulted in the recording of a pre-tax gain of $1.9 million.

OPERATING INCOME

Total consolidated operating income from continuing operations for fiscal year 2015 of $156.9 million decreased 13.4% as compared to the prior year. The primary drivers of the decrease in operating income were an increase in the restructuring charge, the revenue decline at DeVry University and decreased revenue at Becker. Excluding the effect of the restructuring charge, consolidated operating income from continuing operations decreased 6.6% in fiscal year 2015 as compared to the prior year. The effect on operating income before restructuring charges of the revenue declines at DeVry University was partially offset by cost reduction measures in this segment. Also partially offsetting the reduced operating income from DeVry University were the effects of the revenue increases in the Medical and Healthcare segment and at DeVry Brasil, compared to fiscal year 2014.

Medical and Healthcare

Medical and Healthcare segment operating income increased 7.7% to $146.5 million during fiscal year 2015, as compared to the prior year. Excluding the effect of restructuring charges, segment operating income increased 6.6% during fiscal year 2015 as compared to the prior year. Revenue increases across all institutions that comprise this segment, and cost reductions at Carrington more than offset the increase in home office allocations to support growth.

International and Professional Education

International and Professional Education segment operating income decreased 13.9% to $36.8 million during fiscal year 2015, as compared to the prior year. The decreased operating income was primarily driven by decreased revenue at Becker resulting from softness in the number of CPA exam candidates, as well as weak demand in Becker’s Russian and Eastern European operations primarily the result of currency weakness and turbulence in local economies, along with the $1.8 million asset impairment charge. This decrease at Becker was partially offset by an increase in operating income at DeVry Brasil of approximately $2.5 million during fiscal year 2015 (approximately 40% of which is attributable to the acquisitions of FMF, Faci and Damasio).

The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported operating income by $7.3 million in fiscal year 2015. Without this currency effect, operating income at DeVry Brasil would have increased approximately $9.8 million in fiscal year 2015, as compared to the prior year. The acquisitions of FMF, Faci and Damasio, which were acquired during fiscal year 2015, contributed approximately 20% of this DeVry Brasil operating income growth in fiscal year 2015.

Business, Technology and Management

Business, Technology and Management segment operating loss was $17.7 million for fiscal year 2015, a decrease from operating income of $10.8 million in the prior year. The operating loss experienced in fiscal year 2015 was primarily the result of a decline in revenue and an increase of $10.9 million in restructuring charges recorded in fiscal year 2015, as compared to the prior year (as discussed earlier).

Excluding the special charges, operating income decreased 51.1% to $14.9 million during fiscal year 2015 as compared to the prior year. Total segment expenses for fiscal year 2015, excluding the restructuring charges, decreased $120.0 million or 13.4% as compared to the prior year, as a result of savings from cost reduction measures, which partially offset lower revenue for the year. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management has announced additional consolidations and closures of DeVry University locations and further cost control measures will be necessary in fiscal year 2016.

NET INTEREST EXPENSE

Interest income for fiscal year 2015 of $2.1 million was higher than the year-ago period. The increase is the result of higher invested cash balances in Brazil where interest rates exceed those in the U.S. Interest expense for fiscal year 2015 of $5.3 million was higher than the year-ago period due to interest on a higher amount of deferred purchase price agreement balances at DeVry Brasil along with recognizing deferred financing fees related to the refinancing of the DeVry Group revolving credit facility in the third quarter of fiscal year 2015.

INCOME TAXES

Taxes on income from continuing operations were 12.1% in fiscal year 2015, compared to 15.4% in fiscal year 2014. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM, which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

During 2015 DeVry Group also benefited from legislation which deferred U.S. taxation on certain foreign personal holding company income, such as foreign dividends, interest, rents or royalties, generated from intercompany transactions between our foreign affiliates. This benefit will not be available in fiscal year 2016 unless legislation is passed to extend such benefit.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry Group has not recorded a provision for the payment of U.S. income taxes on these earnings.

DISCONTINUED OPERATIONS

In December 2013, the assets of Advanced Academics Inc. (“AAI”) were sold for $2.0 million. The results of operations of AAI for the fiscal years 2015 and 2014 are classified in the Consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations.

The reported income on discontinued operations in fiscal year 2015 is comprised of $0.6 million in after-tax operating income due from net settlement of service agreements, and a tax benefit adjustment of $5.0 million related to the correction of an error to properly record the income tax benefit on the impairment charge taken in the first quarter of fiscal year 2014. The reported loss on discontinued operations in the fiscal year 2014 is comprised of $5.3 million in after tax operating losses and an impairment charge of $13.5 million for the net fair market write-down of AAI’s net assets.

See “Note 2 – Discontinued Operations” to the Consolidated Financial Statements for additional disclosures.

FISCAL YEAR ENDED JUNE 30, 2014 VS. FISCAL YEAR ENDED JUNE 30, 2013

All discussions of the results of operations exclude the results of AAI which is included in the discontinued operations section of the Consolidated Statements of Income for all periods presented.

REVENUE

Total consolidated revenues for fiscal year 2014 of $1,923.4 million decreased $41.0 million, or 2.1%, as compared to the prior fiscal year. Revenues decreased 15.2% within the Business, Technology and Management segment as a result of a decline in student enrollments and an increase in scholarships. This decrease was partially offset by revenue increases of 14.4% within the Medical and Healthcare segment and 16.0% in the International and Professional Education segment as a result of growth in total student enrollments and tuition price increases. In addition, two additions to DeVry Brasil, Unifavip which was acquired on September 3, 2012, and Facid which was acquired on July 1, 2013 (combined effect of $23.9 million increase in revenue), along with revenue growth at the existing DeVry Brasil institutions, contributed to offsetting the revenue decline during fiscal year 2014.

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

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study in fiscal year 2014. Also, due to a supply and demand imbalance in medical education. Management believes that the historical enrollment increases at DeVry Medical International in fiscal year 2014 were a result of the reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, and steps taken to meet student demand such as adding faculty and classrooms, which reduced capacity constraints that existed in the prior fiscal year.

Chamberlain College of Nursing

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	March 2014	May 2014
New Students	1,285	3,380	1,952	3,501	2,092	3,142
% Change from Prior Year	(34.9)%	108.0%	(8.0)%	65.1%	55.0%	37.6%
Total Students	12,648	15,690	15,732	18,136	18,185	18,929
% Change from Prior Year	16.5%	30.2%	28.5%	32.2%	37.4%	35.7%

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2013
Term	July 2012	Sept. 2012	Nov. 2012	Jan. 2013	March 2013	May 2013
New Students	1,974	1,625	2,121	2,120	1,350	2,283
% Change from Prior Year	14.7%	52.6%	13.5%	87.8%	(25.0)%	110.8%
Total Students	10,852	12,050	12,245	13,714	13,235	13,953
% Change from Prior Year	15.8%	20.2%	15.3%	26.0%	16.9%	24.4%

Tuition Rates:

•	Effective for sessions beginning in July 2013, tuition was $665 per credit hour for students enrolling one to six credit hours per session in the Chamberlain Bachelor of Science in Nursing (“BSN”) (onsite), Associate Degree in Nursing (“ADN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate was unchanged as compared to the prior year. Tuition was $200 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2013, tuition was $590 per credit hour for students enrolled in the Chamberlain Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program. This tuition rate was unchanged from the July 2012 tuition rate. Tuition for students enrolled in the online Master of Science in Nursing (“MSN”) program was $650 per credit hour, which is unchanged from the prior year. The online Doctor of Nursing Practice (“DNP”) program was offered at $750 per credit hour.

Continued demand for nurses positively influenced career decisions of new students towards this field of study in fiscal year 2014. The historical trend of increases in new student enrollments through fiscal year 2014 was attributable to increased demand for its RN-to-BSN online completion program, the addition of several new campus locations, capacity expansion and organic growth at existing locations and the introduction of new graduate and doctoral degree programs. New student enrollment at Chamberlain for the July 2013 and November 2013 terms as compared to the July 2012 and November 2012 terms were impacted by the realignment of the academic calendar, with September, January and May intakes. As a result there were no onsite enrollments for the July 2013 and November 2013 terms. These enrollments were shifted to the September 2013 and the January 2014 terms which partially accounts for the unusually large percentage increase in new student enrollments during these terms from the previous year. In the March 2014 and May 2014 terms, the new and total student enrollment growth reflected the strong demand for its Family Nurse Practitioner, RN-to-BSN and DNP degree programs along with the increase in the number of campuses.

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

Management believes the previous declines in total student enrollments experienced at Carrington were the result of heightened competition, the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. To address these issues, Carrington initiated and continued to execute in fiscal year 2014 a turnaround plan, which included increasing its focus on building awareness of Carrington’s brand, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make targeted investments in enhancing its students’ academic experience in fiscal year 2014. These initiatives contributed to growth in new student enrollments for several successive three month periods in fiscal year 2013, which resulted in an increase in total student enrollment for four consecutive three month periods through September 2013. In the June 2013 term, new student enrollments declined as a result of the decision to focus Carrington’s program offerings and suspend recruiting for certain non-core programs. In the September 2013 term, new student enrollments also decreased as a result of the number of session starts in the current year period as compared to the prior year period. During the first quarter of fiscal year 2014, Carrington had four session starts as compared to five in the prior year period. The decrease in new student enrollments for the three month periods ended December 31, 2013 and March 31, 2014 compared to the respective prior year periods were a result of the narrowed program focus, market consolidations and program teach outs. Total student enrollments for the three month periods ended December 31, 2013 and March 31, 2014 decreased from the respective prior year periods due to the trend of declines in new student enrollments for the past year caused by the decision to focus on Carrington’s core strengths. For the three months ended June 30, 2014, new and total student enrollment increased 9.9 percent and 3.4 percent, respectively, from the prior year period as the results of the narrowed program focus began to show results.

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

A large percentage of DeVry Brasil’s program offerings are subject to limitations by Brazil’s Ministry of Education (“MEC”) as to the number of students who can be enrolled in the programs. The new student enrollment decline experienced in the September 2013 term was primarily the result of a temporary admissions restriction imposed by the MEC on three programs at one of its institutions,ÁREA1. As of December 31, 2013, the restriction to admit new students to the three programs was removed; however, other restrictions on the number of overall students and the ability to launch new programs are still in place. The increase in new and total enrollment at DeVry Brasil for the March 2014 term was driven by the acquisition of Facid (467 new students and 2,773 total students) and growth at its existing institutions.

Business, Technology and Management

Revenues in DeVry Group’s Business, Technology and Management segment, which is composed solely of DeVry University, decreased 15.2% to $929.9 million in fiscal year 2014 as compared to the prior year as a result of a decline in student enrollments and increased scholarships. Key trends in enrollment and tuition pricing are set forth below.

	DeVry University Undergraduate Student Enrollment Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	March 2014	May 2014
New Students	5,674	6,589	4,824	4,911	5,018	4,388
% Change over Prior Year	(24.7)%	0.1%	(12.0)%	(7.9)%	(2.5)%	(4.9)%
Total Students	42,374	46,966	43,726	45,097	42,583	41,977
% Change over Prior Year	(16.1)%	(16.3)%	(11.7)%	(15.1)%	(10.4)%	(14.1)%

	DeVry University Undergraduate Student Enrollment Fiscal Year 2013
Term	July 2012	Sept. 2012	Nov. 2012	Jan. 2013	March 2013	May 2013
New Students	7,532	6,580	5,482	5,330	5,146	4,616
% Change over Prior Year	(16.6)%	(8.6)%	(15.5)%	(4.7)%	(21.2)%	(19.4)%
Total Students	50,503	56,086	49,515	53,138	47,537	48,842
% Change over Prior Year	(15.8)%	(14.9)%	(17.6)%	(14.9)%	(16.5)%	(18.7)%

	DeVry University Graduate Coursetakers Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	March 2014	May 2014
Total Coursetakers	16,107	17,925	16,778	17,322	16,192	15,866
% Change from Prior Year	(18.0)%	(18.8)%	(14.1)%	(18.0)%	(15.1)%	(15.8)%

	DeVry University Graduate Coursetakers Fiscal Year 2013
Term	July 2012	Sept. 2012	Nov. 2012	Jan. 2013	March 2013	May 2013
Total Coursetakers	19,635	22,072	19,540	21,131	19,075	18,836
% Change from Prior Year	(9.0)%	(7.8)%	(16.0)%	(12.1)%	(18.4)%	(17.1)%

Tuition rates:

•	In July 2013, DeVry University froze both undergraduate and graduate tuition rates for the school year which ended in June 2014. This tuition freeze remained in effect in fiscal year 2015.

•	For fiscal year 2014, DeVry University’s U.S. undergraduate tuition was $609 per credit hour for students enrolling in one to six credit hours per session. Tuition was $365 per credit hour for each credit hour in excess of six credit hours. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Keller Graduate School of Management program tuition per course was $2,298.

•	Any tuition rate increases after July 2014 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

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

Tuition rates for fiscal year 2014 at DeVry University remained unchanged from those of fiscal year 2013 and continued unchanged for fiscal year 2015. In fiscal year 2014, management implemented the DeVry University Fixed Tuition Promise. This is a guarantee to each DeVry University student that his or her tuition rate will not increase as for long as he or she is a continuing student. Also, beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate was increased from 7 hours to 8.

In aligning the cost structure, management is focused on increasing efficiencies. In fiscal year 2014, DeVry Group’s institutions in transition (DeVry University and Carrington) reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. In fiscal year 2014, DeVry University closed 5 locations and reduced the square footage at an additional 19 locations resulting in a total reduction of nearly 183,000 square feet of space.

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

Student Services and Administrative Expense decreased 3.8% to $727.9 million during fiscal year 2014 as compared to the prior year. The decrease in fiscal year 2014 was the result of cost reduction measures. In fiscal year 2014, DeVry Group reduced costs at DeVry University, Carrington and DeVry Group home office. These reductions were partially offset by the expense growth necessary to support the operations of DeVry Group’s growth institutions (DeVry Medical International, Chamberlain, DeVry Brasil, and Becker Professional Education) and costs from the most recent acquisitions of Unifavip and Facid (combined effect of $2.5 million increase in Student Services and Administrative Expense). Amortization of finite-lived intangible assets in connection with acquisitions of businesses decreased by $3.1 million during fiscal year 2014 as compared to the prior year. Amortization expense is included entirely in the Student Services and Administrative Expense category.

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

Restructuring Expenses

For fiscal year 2014, DeVry Group recorded pre-tax charges related to real estate consolidations of $18.7 million. Also, DeVry Group implemented reductions in its workforce that resulted in a pre-tax charge of $14.0 million that represented severance pay and benefits for these employees. These restructuring costs were allocated to the segments as follows: $7.9 million to Medical and Healthcare; $0.2 million to International and Professional Education; $21.7 million to Business Technology and Management; $2.9 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15 - Segment Information” to the Consolidated Financial Statements.

In fiscal year 2013, DeVry Group recorded charges related to real estate consolidations and other restructuring of $15.9 million. Also, DeVry Group implemented a Voluntary Separation Plan (“VSP”) and other reductions in its workforce that resulted in a pre-tax charge of $10.3 million that represented severance pay and benefits for these employees. These restructuring costs were allocated to the segments as follows: $6.1 million to Medical and Healthcare; $0.6 million to International and Professional Education; $9.1 million to Business Technology and Management; $10.4 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15 - Segment Information” to the Consolidated Financial Statements.

Cash payments for the fiscal years 2014 and 2013 charges were approximately $21.9 million for the year ended June 30, 2014. The remaining accrual for these charges is $21.3 million as of June 30, 2014. The balance is expected to be paid within the next 12 to 18 months.

OPERATING INCOME

Total consolidated operating income from continuing operations for fiscal year 2014 of $181.3 million increased 8.6% as compared to the prior year. The largest single driver of the increase was the absence of an Asset Impairment Charge in fiscal year 2014 compared to a $57.0 million charge in the prior year. Excluding the effects of this charge, operating income declined 19.0 percent in fiscal year 2014 compared to the prior year. Operating income declines were experienced at the Business, Technology and Management and the International and Professional Education segments. The declines in these segments were partially offset by the increase in operating income at the Medical & Healthcare segment.

The largest driver of the decline in operating income during fiscal year 2014 was the revenue decline at DeVry University and the increase in restructuring expenses. This decline more than offset the increases in revenue and operating income resulting from recent acquisitions and growth in other institutions. The DeVry University revenue decline was partially offset by the decrease in expenses from cost reduction measures, as discussed above. Operating income declined at Becker Professional Education; however, this decline was primarily driven by the favorability in the prior year for an earn-out accrual reversal. Operating income also declined in fiscal year 2014 at DeVry Brasil primarily driven by investments for expansion and growth.

Medical and Healthcare

Medical and Healthcare segment operating income increased 158.3% to $139.7 million during fiscal year 2014, as compared to the prior year. The largest single driver of the increase was the absence of an Asset Impairment Charge in the fiscal year 2014 compared to a $57.0 million charge at Carrington in the prior year. Excluding the effect of this charge and the increase in restructuring charges recorded primarily at Carrington, operating income increased 26.0% compared to the prior year. The increase in operating income was the result of increased operating income at DeVry Medical International and Chamberlain as a result of increased revenues which were partially offset by investments to drive future enrollment growth. Also, operating losses at Carrington decreased as compared to the prior year as a result of cost reduction measures, as discussed above.

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

Business, Technology and Management

Business, Technology and Management segment operating income decreased 88.0% to $10.8 million during fiscal year 2014 as compared to the prior year. The decrease in operating income was the result of lower revenue and decreased operating leverage and $12.6 million in higher restructuring charges recorded in fiscal year 2014 as compared to the prior year (as discussed earlier). Total segment expenses for the fiscal year, excluding the restructuring charges and gain on the sale of assets decreased 9.9% as compared to the prior year, as a result of savings from cost reduction measures, as discussed above. Excluding special charges and the gain on the sale of assets, the Business, Technology and Management segment generated operating income of $30.6 million during fiscal year 2014. Management continued to mitigate the effects of this challenging environment by aligning its cost structure with student enrollments.

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

DISCONTINUED OPERATIONS

In the fourth quarter of fiscal year 2013, management determined that the operations of AAI no longer aligned with the strategic direction of DeVry Group. At that time, management committed to divest the AAI business. As a result, the net assets of AAI were classified as “held for sale” in the Consolidated Balance Sheets and the results of operations of AAI were classified in the Consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations retroactive to full fiscal year 2013.

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

See “Note 2 – Discontinued Operations” to the Consolidated Financial Statements for additional disclosures.

CRITICAL ACCOUNTING POLICIES

Note 3, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2015, describes the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

DeVry University, Carrington, Chamberlain and DeVry Brasil tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker live classroom and online tuition revenue is recognized on a straight-line basis over the applicable delivery period.

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

The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, is recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $42.3 million and $36.1 million for the years ended June 30, 2015 and 2014, respectively.

The Provision for Refunds are monitored and adjusted as necessary within the term and adjusted for actual refunds issued as well as withdrawn student accounts receivable balances at the completion of a term.  If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student.  Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source.  All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $65.0 million and $62.5 million at June 30, 2015 and 2014, respectively.

Estimates of DeVry Group’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms.  Inputs to this analysis include refunds issued, withdrawal rates and historical amounts owed by students for that portion of a term that was completed. Management reassesses collectability throughout the period revenue is recognized by the DeVry Group institutions, on a student-by-student basis. This reassessment is based upon new information and changes in facts and circumstances relevant to a student's ability to pay. Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis. This cash basis accounting which was adopted beginning in the third quarter of fiscal year 2015 did not have a material effect on the consolidated financial statements.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income, for years ended June 30, 2015 and 2014 were $47.6 million and $52.4 million, respectively. The decrease in the provision was primarily the result of lower revenue at DeVry University compared to the prior year. If an additional allowance of 1% of total DeVry Group gross receivables as of June 30, 2015 was necessary, an additional provision of approximately $2.0 million would be required.

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

The fair value of share-based awards, including those with performance conditions, are measured as of the grant date. The fair value of DeVry Group’s stock-based option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period. Share-based compensation expense is amortized for the estimated number of shares expected to vest. The estimated number of shares that will vest is based on management’s determination of the probable outcome of the performance conditions, which may require considerable judgment. DeVry Group records a cumulative adjustment to share-based compensation expense in periods when the estimate of the number of shares expected to vest changes. Expense is recognized to reflect the actual vested shares following the resolution of the performance conditions.

Impairment of Goodwill and Other Intangible Assets

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review was most recently completed as of May 31, 2015. As of the May 31, 2015 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit, as estimated fair values exceeded the carrying amounts.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others. At no time during fiscal year 2015 did management determine that a triggering event had occurred.

This interim triggering event analysis was based on the fact that the estimated fair values of DeVry Group’s reporting units exceeded their carrying values by at least 24% as of the end of fiscal year 2014, except that of Carrington where the excess was 5%. Carrington’s goodwill was impaired and written down to fair value in the fourth quarter of fiscal year 2013; thus, there has been less time for the assets to appreciate in value. Carrington’s revenue and operating margins have improved over the past two years such that no indicator of impairment currently exits with this reporting unit. The estimated fair values of the indefinite-lived intangible assets exceeded their carrying values by no less than 13% as of the end of fiscal year 2014. The operating income throughout fiscal year 2015 for most reporting units was within 10% of the budgeted operating income that was used in the impairment analysis at the end of fiscal year 2014 except at DeVry University. Based on the sensitivity analysis performed with the impairment analysis at the end of fiscal year 2014, this level of operating income was considered sufficient so that none of fair values would have declined enough to fall below the carrying values. The operating income at Carrington exceeded budget throughout the year.

Although the DeVry University reporting unit experienced a 14.6% decline in revenue and a 51.1% decline in operating income before special charges in fiscal year 2015 as compared to fiscal year 2014, and missed budgeted revenue and operating income by 5.5% and 59.4%, respectively, management did not believe business conditions had deteriorated such that it was more likely than not that the fair value was below carrying value for this reporting unit or its associated indefinite-lived intangible assets at any time during fiscal year 2015. In assessing this budget shortfall’s effect on the fair value of the DeVry University reporting unit, management updated the valuation model in the third quarter of fiscal year 2015 to include updated cash flow projections. The revenue and operating earnings declines at DeVry University were primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower demand from DeVry University’s target student segment driven by negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. In addition, management believes increased competition at the local level has increased, as local colleges have started targeting adult students to a much greater extent; local public-sector and independent colleges are taking share from national competitors. Pricing pressure is increasing, and while students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than its public- and private sector competitors.

To address the issue of declining enrollment, DeVry University is implementing a transformation strategy which includes both, near-term actions to improve enrollments, and longer-term investments to increase competitiveness and differentiation. This involves focusing on fewer specific local markets, updating the DeVry University brand, specifically investing in local markets where the university has the best competitive positioning and implementing new, student-focused teaching and service innovations designed to attract students.

In the near term, the goal is to sustain positive economics and to reposition DeVry University for long-term profitability. Three key actions are being implemented to achieve these results:

•	Further reduce the physical footprint of DeVry University. Management has identified a set of local markets where the institution has relatively stronger competitive positions. In these markets DeVry University will invest in tailored communications and marketing plans. Another 20 locations will move to an online-only model. These locations were selected because many students in these markets were already studying online. The reduction of DeVry University’s campus footprint and related staff reductions will enable the university to invest in its core markets.

•	Further reduce DeVry University’s cost structure. While marketing spending will increase in the focused local markets, overall marketing spending in other areas will be reduced. In total, operating cost savings of over $125 million are projected in fiscal year 2016. From fiscal year 2013 through fiscal year 2015, DeVry University’s cost structure was reduced by more than $300 million by aligning its cost structure with enrollments, while continuing to enhance quality and service.

•	Re-launch the DeVry University brand with a new marketing campaign to establish a distinct voice for the brand and to instill pride among the students it serves.

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

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry University has reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 18 campus locations and completed 13 campus size reductions. There are plans for 20 additional closures and space reductions. DeVry University operates 81 campus locations as of the commencement of the July 2015 session.

Management believes its planned operational strategies will stabilize the negative enrollment trends over the next several years. Cost reduction initiatives since fiscal year 2012 have reduced operating expenses and shifted costs to a more variable model. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2015 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 114%. Due to the effects of continually declining enrollment, this excess margin had been declining in recent periods; however, because of the operational strategies discussed above and their expected effect on both revenue growth rates and operating margins this excess margin increased this fiscal year. The local market strategy which includes reducing the number of physical locations of DeVry University and focusing efforts on strategically selected markets will require less capital investment, and less administrative resources. This along with expense reductions already achieved and planned is expected to produce higher free cash flows despite lower revenue. These higher cash flows are the basis for the increased fair value premium. A 50% decrease in future projected operating income used in this analysis would result in no less than a 40% premium of fair value over carrying value. Should business conditions at DeVry University deteriorate to the point where the carrying value of this reporting unit exceeds its fair value, then goodwill and intangible assets could be impaired. This could require a write-off of up to $23.8 million.

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

DeVry Group had seven reporting units which contained goodwill as of the fourth quarter of fiscal year 2015 analysis. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of the fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are based upon an analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 13% to 15% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of goodwill.

All of the reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 25% except for Carrington, where the excess was 8%. The fiscal year 2015 fair value of AUC declined from the fiscal year 2014 value due to changes in expected growth rates; however, the results of this analysis indicate no impairment of goodwill existed as of June 30, 2015. An increase of 100 basis points in the discount rates used in this analysis would result in no less than a 14% premium of fair value over carrying value except for Carrington where fair value was less than carrying value. The smaller premium for the Carrington reporting unit fair value would be expected considering the assets were written down to fair value in the fourth quarter of fiscal year 2013 and there has been less time for these assets to appreciate in value. Carrington carries a goodwill balance of $98.8 million at June 30, 2015. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry Group’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

For indefinite-lived intangible assets, DeVry Group determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 13% to 15% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units.

All of the fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the 2015 fourth quarter impairment analysis by more than 90% except for one asset where the excess was 7%. Since no fair values were estimated to be below carrying value, no impairment of intangible assets was recorded as of June 30, 2015. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At June 30, 2015, intangible assets from business combinations totaled $323.7 million, and goodwill totaled $552.3 million. Together, these assets equaled approximately 42% of total assets as of such date, and any impairment could significantly affect future results of operations.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In fiscal years 2015 and 2014, management consolidated operations at several DeVry University and Carrington College locations. These decisions resulted in the write-off approximately $4.3 million and $2.6 million of leasehold improvements and equipment in fiscal years 2015 and 2014, respectively. These write-offs are included in Restructuring Expenses in the Consolidated Statements of Income (see “Note 10-Restructuring Charges”). Based on an analysis of the fair value of the assets of AAI in fiscal year 2013, management wrote-off AAI’s $4.8 million balance of net Property, Plant and Equipment. This write-off is included in the Loss from Discontinued Operations in the Consolidated Statements of Income in fiscal year 2013 (see “Note 2 - Discontinued Operations”). For a discussion of the impairment of goodwill and intangible assets see “Note 9-Intangible Assets” as well as the section above.

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

DeVry Group’s financial statements reflect the following significant estimates and assumptions:

•	the method of revenue recognition across academic periods;
•	the estimates and judgments used to record the provision for uncollectible accounts receivable. DeVry Group believes that it has appropriately considered known or expected outcomes of its students’ ability to pay their outstanding amounts due to DeVry Group. DeVry Group’s greatest accounts receivable risk is with its DeVry University undergraduate students;
•	the useful lives of equipment and facilities whose value is a significant portion of DeVry Group’s total assets;
•	the value and useful lives of acquired finite-lived intangible assets;
•	the value of goodwill and other indefinite-lived intangible assets;
•	the pattern of the amortization of finite-lived intangible assets over their economic life;
•	the value of deferred tax assets and evaluation of uncertainties under authoritative guidance;
•	costs associated with any settlement of claims and lawsuits in which DeVry Group is a defendant;
•	health care reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and
•	the value of stock-based compensation awards and related compensation expense.

The methodology management used to derive each of the above estimates for fiscal year 2015 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

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

CONTINGENCIES

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business. The timing or outcome of the following matters, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time. The defense and resolution of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

On July 15, 2014, DeVry Group received a letter dated July 9, 2014 from the New York Office of the Attorney General (“NYOAG”). The letter requested cooperation with the NYOAG’s inquiry into whether recent television advertisements and website marketing regarding DeVry University may have violated federal and state laws prohibiting false advertising and deceptive practices.  The letter requested relevant information from January 1, 2011, to the date of the aforementioned letter request to enable NYOAG to make a determination of what action, if any, is warranted. DeVry Group has produced, and continues to produce, responsive information in cooperation with the NYOAG’s inquiry.

On April 10, 2015, DeVry Group received CIDs from the Office of the United States Attorney for the Northern District of Ohio (“US Attorney”) relating to allegations under the False Claims Act that DeVry University offered an associate degree program in Health Information Technology without providing necessary information to applicants regarding requirements for obtaining a degree and a job in the health information technology field upon graduation. The CIDs requested documents and information relating to the Health Information Technology program from 2007 through April 1, 2015. DeVry Group fully cooperated with the US Attorney’s inquiry and provided responsive information. On July 20, 2015, the US Attorney filed a notice (“Notice”) of the United States’ election not to intervene in the matter pending under seal in the United States District Court for the Northern District of Ohio and captioned United States of America ex rel. Patrice Sidler v. DeVry, Inc. [sic] et al., Case No. 1:13CV436 Given the United States’ election not to intervene, the district court entered an order on July 30, 2015 unsealing the complaint originally filed by Relator Sidler on February 28, 2013 (the “Complaint”). The Complaint names as defendants DeVry Group as well as certain named and fictitiously named DeVry Group educational institutions, including but not limited to American University of the Caribbean School of Medicine, Becker Professional Education, Carrington College, Chamberlain College of Nursing, DeVry University, Ross University School of Medicine, and Ross University School of Veterinary Medicine. The Complaint is brought under the False Claims Act and asserts that the defendants made, or caused to be made, false claims to the United States for funds administered under Title IV of the Higher Education Act. The Complaint alleges that the defendants falsely certified in annual program participation agreements with the US Department of Education compliance with federal law and regulatory requirements regarding the administration of Title IV funds. The Relator also brings a retaliatory discharge claim and alleges that she reported violations to the Department of Education’s Office of Inspector General while employed with DeVry Group during the time frame of August 2008 to October 2010. The Complaint seeks, among other things, the return of Title IV funds unlawfully obtained by the defendants, treble damages, statutory penalties, back pay and reinstatement. DeVry Group intends to defend itself vigorously.

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

The following table summarizes DeVry Group’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2014 and 2013, respectively. Final data for fiscal year 2015 are not yet available.

	Fiscal Year
Funding Source:	2014	2013
Federal Assistance (Title IV) Program Funding (Grants and Loans)	60%	66%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	38%	32%
Total	100%	100%

The pattern of cash receipts during the year is seasonal. DeVry Group’s accounts receivable peak immediately after bills are issued each semester/session. Accounts receivable reach their lowest level at the end of each semester/session, dropping to their lowest point during the year at the end of December.

At June 30, 2015, total accounts receivable, net of related reserves, was $139.2 million compared to $132.6 million at June 30, 2014. The main driver of the increase in net accounts receivable was the impact of the delayed FIES funding on the DeVry Brasil accounts receivable. DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program which is financed by the Brazilian government. The Brazilian government announced changes to this program which include extending the payment period from the government to the participating institutions. This change will result in a higher level of accounts receivable in Brazil.

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

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the United States, Brazil and Canada. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments against any DeVry Group institution. A comprehensive Title IV program review of DeVry University’s administration of the Title IV programs, initiated in May 2011 was closed in June 2014 with no material findings. Similar comprehensive program reviews of Carrington College-Phoenix, RUSM, Carrington College-California and DeVry University-Kansas City were initiated in April, May, June and August 2014, respectively, and remain open and ongoing. A comprehensive audit of DeVry University’s administration of the New York Tuition Assistance Program (“NYTAP”) and other grant programs was initiated in August 2014 by the New York state comptroller’s office. During the third quarter of fiscal year 2015, the comptroller’s office concluded the audit and submitted its report with findings to the New York State Education Department (“SED”). The findings require DeVry Group to repay $0.8 million of NYTAP funds. DeVry Group has recorded an accrual for this amount as of June 30, 2015 pending formal issuance of the report and appeal of the findings. At this point, no other material findings have been identified in any of the other reviews. Liabilities associated with any findings could include the repayment of any grant aid as well as reimbursement of the costs associated with increased defaulted loan exposure from the delivery of funds to ineligible students. In conjunction with its program review of RUSM, the U.S. Department of Education issued a cease and desist letter for funding students enrolled in a 5th semester course offered at two U.S. sites. The order has the potential to impact the continued Title IV eligibility for any who took the course during the period from July 2011 through September 2014. The institution provided a response to the Department of Education, clarifying the nature of the 5th semester course and has resumed Title IV funding for all of its students. Should a finding materialize related to this concern, the institution estimates its maximum liability would not materially adversely affect its business, financial conditions and/or operating results.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as AUC, RUSM, RUSVM, Chamberlain, Carrington College and DeVry University. Under this regulation, an institution that derives more than 90% of its revenues from Title IV student financial assistance programs in any year may not participate in these programs for the following year.

The following table details the percentage of revenue from federal financial assistance programs for each of DeVry Group’s Title IV eligible institutions for fiscal years 2014 and 2013, respectively. Final data for fiscal year 2015 is not yet available.

	Fiscal Year
	2014	2013
American University of the Caribbean School of Medicine	81%	80%
Ross University School of Medicine	80%	80%
Ross University School of Veterinary Medicine	85%	87%
Chamberlain College of Nursing	65%	66%
Carrington College:
California	77%	81%
Boise	72%	74%
Portland	74%	74%
Phoenix	80%	82%
DeVry University:
Undergraduate	68%	72%
Graduate	67%	70%

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At June 30, 2015, cash in the amount of $10.7 million was held in restricted bank accounts, compared to $8.3 million at June 30, 2014.

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from continuing operations during the fiscal years ended June 30, 2015 and 2014 (dollars in thousands):

	For the Year Ended June 30,
	2015	2014
Net Income from Continuing Operations	$135,123	$151,668
Non-cash Items	209,999	185,369
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components	(141,855)	(70,967)
Total Net Cash Provided by Operating Activities-Continuing Operations	$203,267	$266,070

Cash generated from continuing operations in fiscal year 2015 was $203.3 million, compared to $266.1 million in the prior year. The decrease in cash provided by operating activities-continuing operations was driven by a decrease in net income from continuing operations of $16.5 million in fiscal year 2015. The increase in non-cash items in fiscal year 2015 as compared to the prior year was primarily the result of an increase in deferred income tax expense. In addition, depreciation expense was higher in fiscal year 2015 due to the cumulative effect of higher levels of capital investment activity in previous years.

Changes from June 30, 2014, in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components consisted of the following:

•	The increase in net prepaid expenses, accounts payable and accrued expenses was $33.6 million which is $45.9 million more than the combined net decrease in the year-ago period. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The increase in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $108.2 million which is $25.0 million greater than the combined increase in the year-ago period. The main driver of this change was the increase in DeVry Brasil accounts receivable resulting from the impact of the delayed FIES funding.

Cash Used in Investing Activities

Capital expenditures for continuing operations in fiscal year 2015 were $88.7 million compared to $79.4 million in the prior year. The increase in capital spending was driven by spending for the new Chamberlain campuses along with expanding existing facilities; facility expansion and improvements at DeVry Brasil; and facility improvements and a new student center at RUSM.

Capital spending for fiscal year 2016 is expected to support continued investment at RUSM, and RUSVM; and facility improvements and planned new locations for Chamberlain and DeVry Brasil. Management anticipates full year fiscal year 2016 capital spending to be similar to fiscal year 2015.

On October 1, 2014, DeVry Brasil completed the acquisition of FMF which is located in the city of Manaus in the state of Amazonas in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $11.4 million in cash, in exchange for the stock of FMF. The majority of the payments were made in the second quarter of fiscal year 2015, with payments of approximately $1.6 million required over the succeeding two years. FMF serves approximately 3,500 students and offers undergraduate and graduate programs in business, accounting, law, information technology and engineering.

On January 2, 2015, DeVry Brasil completed the acquisition of Faci which is located in Belém, Pará in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $0.1 million in cash, in exchange for the stock of Faci. The majority of payments were made in the third quarter of fiscal year 2015. Faci serves approximately 2,500 students and offers undergraduate programs in high-demand career fields such as law, education, accounting, technology and engineering. The acquisition of Faci further expands DeVry Brasil’s presence in the northeast and northern areas of the country.

On February 2, 2015, DeVry Brasil completed the acquisition of Damasio. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $81.4 million in cash, in exchange for the stock of Damasio. The majority of the payments were made in the third quarter of fiscal year 2015, with payments of approximately $15.4 million required over the succeeding five years. Damasio is a leader in bar exam test preparation and operates a law school. Damasio has a 44-year history in Brazil and serves more than 50,000 students through a network of approximately 220 learning centers located in many major cities throughout Brazil and through distance learning. The law school has three locations in São Paulo. The acquisition of Damasio establishes DeVry Brasil’s presence in São Paulo and the southeast of Brazil.

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

Cash Used in Financing Activities

DeVry Group’s consolidated cash balances of $353.0 million at June 30, 2015, included approximately $220.0 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded to $550 million subject to bank approval. For fiscal year 2015, cash flows from domestic operating activities were approximately $145 million which when added to DeVry Group’s beginning of the year domestic cash balances, was sufficient to fund $51.7 million of domestic capital investment, repurchase $25.9 million in common stock and pay dividends of $23.2 million in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. This facility replaced a similar facility that was set to expire on May 10, 2016. The Credit Agreement provides for a five-year multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than United States dollars of up to $200 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million subject to bank approval. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on the DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans, and from 1% to 2% for Base Rate Loans. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios. DeVry Group’s letters of credit outstanding under the revolving credit facility were approximately $0.1 million as of June 30, 2015.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry Group was in compliance with all debt covenants as of June 30, 2015.

DeVry Education Group Inc.
Borrowing limit	$400 million, with options to increase to
$550 million
Interest Rate	At DeVry Group's discretion, either the Base Rate
rate plus 1.0% - 2.0%, or a LIBOR or LIBOR-Equivalent
Eurocurrency rate plus 2.0% - 3.0%, depending upon
the achievement of certain financial ratios.
Maturity	March 31, 2020
Outstanding Borrowings at June 30, 2015	$0
Interest Rate at June 30, 2015	N/A
Outstanding Letters of Credit at June 30, 2015	$0.1 million

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of FBV, Facid, FMF and Damasio (see “Note 8: Business Combinations” to the Consolidated Financial Statements). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as various conditions of the purchase are met.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2015. DeVry Group had no open derivative positions at June 30, 2015.

		Due In
		Less Than			After	All
	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
	(Dollars in thousands)
Operating Leases	$795,957	$109,072	$295,583	$161,623	$229,679	$-
Deferred Purchase Price Agreements	26,827	8,166	15,537	3,124	-	-
Employment Agreements	1,861	354	902	605	-	-
Uncertain Tax Positions	8,475	-	-	-	-	8,475
Total Cash Obligation	$833,120	$117,592	$312,022	$165,352	$229,679	$8,475

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03: “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This guidance was issued to simplify the presentation of debt issuance costs. The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. DeVry Group’s only debt is a revolving credit facility (See “Note-12-Debt”). This update did not provide guidance specifically addressing debt issuance costs involving revolving credit facilities. As a result, it was announced that the Securities and Exchange Commission staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This is DeVry Group’s current accounting policy with regards to debt issuance costs. As a result, this update will have no effect on DeVry Group’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. Management is evaluating the impact the guidance will have on DeVry Group’s consolidated financial statements.

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

The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute approximately 13.4% of DeVry Group’s overall assets, and its Brazilian liabilities constitute approximately 10.6% of overall liabilities. The Brazilian Real has experienced a significant devaluation in relation to the U.S. dollar over the past twelve months, declining approximately 29%. These changes in exchange rates over the past year have resulted in a $61.7 million charge to Accumulated Other Comprehensive Loss over that time period. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Income of approximately $6.7 million. Since there are very few transactions between DeVry Brasil and DeVry Group’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry Group’s results of operations; however, the decline in value has resulted in lower than expected U.S.-translated revenues and operating income.

The interest rate on DeVry Group’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At June 30, 2015, DeVry Group had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of DeVry Group and its subsidiaries are included below on pages 96 through 137 of this report:

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

As of June 30, 2015, DeVry Group’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, DeVry Group concluded that as of June 30, 2015, its internal control over financial reporting was effective based upon these criteria.

The effectiveness of DeVry Group’s internal control over financial reporting as of June 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2015 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014
	(Dollars in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$353,022	$358,188
Marketable Securities and Investments	3,579	3,448
Restricted Cash	10,743	8,347
Accounts Receivable, Net	139,163	132,621
Deferred Income Taxes, Net	41,458	39,679
Prepaid Expenses and Other	53,092	34,808
Total Current Assets	601,057	577,091
Land, Building and Equipment:
Land	59,691	68,185
Building	485,288	464,944
Equipment	521,361	488,322
Construction in Progress	26,664	17,405
	1,093,004	1,038,856
Accumulated Depreciation	(547,130)	(483,019)
Land, Building and Equipment, Net	545,874	555,837
Other Assets:
Intangible Assets, Net	323,731	294,932
Goodwill	552,329	519,879
Perkins Program Fund, Net	13,450	13,450
Other Assets	37,752	36,447
Total Other Assets	927,262	864,708
TOTAL ASSETS	$2,074,193	$1,997,636

LIABILITIES:
Current Liabilities:
Accounts Payable	$63,083	$52,260
Accrued Salaries, Wages and Benefits	83,491	94,501
Accrued Expenses	85,103	70,891
Deferred Revenue	90,232	99,160
Total Current Liabilities	321,909	316,812
Other Liabilities:
Deferred Income Taxes, Net	56,092	47,921
Deferred Rent and Other	101,762	93,117
Total Other Liabilities	157,854	141,038
TOTAL LIABILITIES	479,763	457,850
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NONCONTROLLING INTEREST	9,620	6,393
SHAREHOLDERS' EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 63,623,000 and 63,624,000 Shares Issued and Outstanding at June 30, 2015 and June 30, 2014, respectively	760	753
Additional Paid-in Capital	350,256	320,703
Retained Earnings	1,796,361	1,682,071
Accumulated Other Comprehensive Loss	(77,114)	(15,394)
Treasury Stock, at Cost, 12,414,000 and 11,655,000 Shares, respectively	(485,453)	(454,740)
TOTAL SHAREHOLDERS' EQUITY	1,584,810	1,533,393
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,074,193	$1,997,636

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
REVENUE:
Tuition	$1,755,981	$1,784,638	$1,840,033
Other Educational	153,962	138,733	124,342
Total Revenue	1,909,943	1,923,371	1,964,375
OPERATING COST AND EXPENSE:
Cost of Educational Services	1,000,055	983,436	962,223
Student Services and Administrative Expense	708,285	727,870	756,384
Restructuring Expense	42,913	32,715	26,229
Asset Impairment Charge	1,780	-	56,992
Gain on Sale of Asset	-	(1,918)	-
Earn-Out Accrual Adjustment	-	-	(4,381)
Total Operating Cost and Expense	1,753,033	1,742,103	1,797,447
Operating Income	156,910	181,268	166,928
INTEREST:
Interest Income	2,063	1,731	1,652
Interest Expense	(5,313)	(3,632)	(3,611)
Net Interest Expense	(3,250)	(1,901)	(1,959)
Income from Continuing Operations Before Income Taxes	153,660	179,367	164,969
Income Tax Provision	(18,537)	(27,699)	(39,227)
Income from Continuing Operations	135,123	151,668	125,742
DISCONTINUED OPERATIONS (NOTE 2):
Income (Loss) from Operations of Divested Component	1,011	(18,802)	(25,856)
Income Tax Benefit	4,565	1,845	8,954
Income (Loss) on Discontinued Operations	5,576	(16,957)	(16,902)
NET INCOME	140,699	134,711	108,840
Net Income Attributable to Noncontrolling Interest	(800)	(679)	(2,054)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$139,899	$134,032	$106,786

AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATON GROUP
Income from Continuing Operations, Net of Income Taxes	$134,323	$150,989	$123,688
Income (Loss) from Discontinued Operations, Net of Income Taxes	5,576	(16,957)	(16,902)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$139,899	$134,032	$106,786

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS
Basic:
Continuing Operations	$2.08	$2.35	$1.92
Discontinued Operations	0.09	(0.26)	(0.26)
	$2.17	$2.09	$1.66
Diluted:
Continuing Operations	$2.06	$2.33	$1.91
Discontinued Operations	0.08	(0.26)	(0.26)
	$2.14	$2.07	$1.65

Cash Dividends Declared per Common Share	$0.36	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended June 30,
	2015	2014	2013
	(Dollars in thousands)
NET INCOME	$140,699	$134,711	$108,840
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Currency Translation (Loss) Gain	(61,703)	1,369	(11,369)
Change in Fair Value of Available-For-Sale Securities	(17)	338	157
COMPREHENSIVE INCOME	78,979	136,418	97,628
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,509	(647)	(1,075)
COMPREHENSIVE INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$80,488	$135,771	$96,553

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$140,699	$134,711	$108,840
(Income) Loss from Discontinued Operations	(5,576)	16,957	16,902
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	17,440	17,685	15,493
Depreciation	85,008	82,739	83,111
Amortization	5,548	7,078	10,139
Impairment of Goodwill and Intangible Assets	1,780	-	56,992
Provision for Refunds and Uncollectible Accounts	89,886	88,506	80,557
Deferred Income Taxes	3,563	(18,115)	(7,711)
Loss on Disposal and Adjustments to Land, Building and Equipment	6,774	9,150	10,633
Unrealized Loss on Assets Held for Sale	-	244	-
Realized Gain on Sale of Assets	-	(1,918)	-
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components:
Restricted Cash	(2,396)	(1,328)	(4,521)
Accounts Receivable	(96,534)	(82,262)	(124,448)
Prepaid Expenses and Other	(19,716)	18,148	7,359
Accounts Payable	10,830	(2,883)	(6,697)
Accrued Salaries, Wages, Benefits and Expenses	(24,725)	(2,943)	21,076
Deferred Revenue	(9,314)	301	(510)
Net Cash Provided by Operating Activities-Continuing Operations	203,267	266,070	267,215
Net Cash Used in Operating Activities-Discontinued Operations	(160)	(509)	(5,710)
NET CASH PROVIDED BY OPERATING ACTIVITIES	203,107	265,561	261,505
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(88,707)	(79,355)	(111,775)
Payment for Purchase of Businesses, Net of Cash Acquired	(73,117)	(13,570)	(31,386)
Marketable Securities Purchased	(158)	(135)	(93)
Cash Received on Sale of Assets	6,100	8,727	-
Purchase of Noncontrolling Interest of Subsidiary	-	-	(7,649)
Net Cash Used in Investing Activities-Continuing Operations	(155,882)	(84,333)	(150,903)
Net Cash Used in Investing Activities-Discontinued Operations	-	-	(1,729)
NET CASH USED IN INVESTING ACTIVITIES	(155,882)	(84,333)	(152,632)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	8,828	10,482	4,976
Proceeds from Stock Issued Under Employee Stock Purchase Plan	1,204	1,372	1,700
Repurchase of Common Stock for Treasury	(25,918)	-	(53,886)
Cash Dividends Paid	(23,230)	(21,903)	(31,529)
Payments of Seller Financed Obligations	(5,978)	(9,095)	(3,822)
Payments of Debt Refinancing Fees	(3,519)	-	-
NET CASH USED IN FINANCING ACTIVITIES	(48,613)	(19,144)	(82,561)
Effects of Exchange Rate Differences	(3,778)	(1,040)	(3,244)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,166)	161,044	23,068
Cash and Cash Equivalents at Beginning of Year	358,188	197,144	174,076
Cash and Cash Equivalents at End of Year	353,022	358,188	197,144
Less: Cash and Cash Equivalents of Discontinued Operations at End of Year	-	-	568
Cash and Cash Equivalents at End of Year	$353,022	$358,188	$196,576
Cash Paid During the Year For:
Interest	$1,800	$1,741	$1,123
Income Taxes, Net	23,943	27,864	28,843
Non-cash Investing and Financing Activity:
Accretion (Dilution) of Noncontrolling Interest Put Option	2,427	4,860	(1,793)

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Years Ended June 30, 2015, 2014 and 2013

	Common Stock
	Amount $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(Dollars in thousands, except per share amounts)
Balance at June 30, 2012	$741	$272,962	$1,488,988	$(5,889)	$(400,409)	$1,356,393
Comprehensive Income:
Net income in 2013			106,786			106,786
Foreign currency translation				(11,369)		(11,369)
Unrealized investment gains, net of tax				157		157
Comprehensive Income						95,574
Dilution of Noncontrolling Interest			1,793			1,793
Stock-based compensation		15,493				15,493
Cash dividends of $0.34 per common share			(21,736)			(21,736)
Net proceeds from exercise of stock options	4	4,972			(1,291)	3,685
Tax cost from exercise of stock options		(1,864)				(1,864)
Proceeds from stock issued under
Employee Stock Purchase Plan		(294)	(822)		2,820	1,704
Repurchase of common shares for treasury					(53,886)	(53,886)
Balance at June 30, 2013	745	291,269	1,575,009	(17,101)	(452,766)	1,397,156
Comprehensive Income:
Net income in 2014			134,032			134,032
Foreign currency translation				1,369		1,369
Unrealized investment gains, net of tax				338		338
Comprehensive Income						135,739
Accretion of Noncontrolling Interest			(4,860)			(4,860)
Stock-based compensation		17,685				17,685
Cash dividends of $0.34 per common share			(21,903)			(21,903)
Net proceeds from exercise of stock options	8	10,473			(3,553)	6,928
Tax benefit from exercise of stock options		1,276				1,276
Proceeds from stock issued under
Employee Stock Purchase Plan			(207)		1,579	1,372
Balance at June 30, 2014	753	320,703	1,682,071	(15,394)	(454,740)	1,533,393
Comprehensive Income:
Net income in 2015			139,899			139,899
Foreign currency translation				(61,703)		(61,703)
Unrealized investment losses, net of tax				(17)		(17)
Comprehensive Income						78,179
Accretion of Noncontrolling Interest			(2,427)			(2,427)
Stock-based compensation		17,440				17,440
Cash dividends of $0.36 per common share			(23,230)			(23,230)
Net proceeds from exercise of stock options	7	9,533			(6,082)	3,458
Tax benefit from exercise of stock options		2,580				2,580
Proceeds from stock issued under
Employee Stock Purchase Plan			48		1,287	1,335
Repurchase of common shares for treasury					(25,918)	(25,918)
Balance at June 30, 2015	$760	$350,256	$1,796,361	$(77,114)	$(485,453)	$1,584,810

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

Notes to Consolidated Financial Statements

NOTE 1:  NATURE OF OPERATIONS

DeVry Education Group Inc. (“DeVry Group”) is a global provider of educational services and one of the largest publicly-held educational organizations in the world. DeVry Group’s wholly owned subsidiaries include:

American University of the Caribbean School of Medicine	Carrington College
Ross University School of Medicine	Becker Professional Education
Ross University School of Veterinary Medicine	DeVry University
Chamberlain College of Nursing

In addition, DeVry Group maintains a 96.3% ownership interest in DeVry Brasil; a Brazilian postsecondary education organization. These institutions offer degree and non-degree programs in business, healthcare and technology and serve students in postsecondary education as well as accounting and finance professionals.

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

 Ross University School of Veterinary Medicine (“RUSVM”) operates a campus in the Caribbean country of St. Kitts. RUSVM students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in U.S. and international veterinary schools under affiliation with RUSVM.

Chamberlain College of Nursing (“Chamberlain”) offers pre-licensure associate and bachelor’s degree programs in nursing at 17 campus locations and post-licensure bachelor’s, master’s and doctorate degree programs in nursing through its online platform. Non-clinical coursework is offered both on campus and online.

Carrington College (“Carrington”) operates 18 campuses in seven western states. Carrington College offers degree and diploma programs primarily in health care, dental, and veterinary career fields.

Becker Professional Education (“Becker”) prepares candidates for the Certified Public Accountant (“CPA”), Association of Chartered Certified Accountants (“ACCA”) and Chartered Institute of Management Accountants (“CIMA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in nearly 300 locations, including sites in 55 foreign countries and some DeVry University teaching sites. Becker’s physicians review offers comprehensive review programs for physicians preparing for the United States Medical Licensing Examination (USMLE).

DeVry Brasil is based in the city of Fortaleza, State of Ceará, in the Northeast region of Brazil and is currently comprised of 11 institutions: Faculdades Nordeste (“Fanor”), Faculdade Ruy Barbosa (“Ruy Barbosa” or “Ruy”) Faculdade ÁREA1 (“ÁREA1”), Faculdade Boa Viagem (“FBV”), Centro Universitário Vale do Ipojuca (“UniFavip”), Faculdade Diferencial Integral (“Facid”), Faculdade DeVry Sao Luis (“DeVry Sao Luis”), Faculdade DeVry Joao Pessoa (“DeVry Joao Pessoa”), Faculdade Martha Falcão (“FMF”), Faculdade Ideal (“Faci”) and Damásio Educacional (“Damasio”). These schools operate 17 campuses located in 11 States in Northeast, North and Southeast Brazil. DeVry Brasil has also incorporated Damasio’s franchise system, with approximately 220 learning centers distributed throughout Brazil. DeVry Brasil’s institutions offer undergraduate and graduate programs mainly focused in business, management, medical, healthcare, law and engineering. In addition, Damasio offers legal bar exam review courses.

DeVry University is one of the largest regionally accredited higher education systems in North America, offering associate, bachelor’s and master’s degree programs in technology, healthcare technology, business and management. At June 30, 2015, DeVry University programs were offered at 81 locations in the United States and through DeVry University’s online platform.

NOTE 2:  DISCONTINUED OPERATIONS

In December 2013, the assets of DeVry Group’s Advanced Academics Inc. (“AAI”) subsidiary, which had previously been disclosed as “held for sale” were divested. These assets were sold for $2.0 million, which approximated the recorded net book value of the assets on the date of sale. The operating results of AAI are separately disclosed in the Consolidated Statements of Income as “Discontinued Operations – Income (Loss) from Operations of Divested Component”. The following is a summary of operating results of the discontinued operations for the years ended June 30, 2015, 2014 and 2013 (dollars in thousands). The reported Income from Operations of Divested Component in fiscal year 2015 is comprised of $1.0 million in pre-tax income from the net settlement of service agreements and an adjustment of $5.0 million related to correction of an error to properly record the income tax benefit of the impairment charge taken in the first quarter of fiscal year 2014.

	For the Year Ended June 30,
	2015	2014	2013

Income (Loss) from Operations of Divested Component	$1,011	$(4,992)	$(20,767)
Asset Impairment Charge and Gain on Sale	-	(13,105)	(4,816)
Restructuring Expense	-	(705)	(273)
Income Tax Benefit	4,565	1,845	8,954
Income (Loss) from Discontinued Operations, Net of Income Taxes	$5,576	$(16,957)	$(16,902)

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

   Marketable Securities and Investments

DeVry Group owns investments in marketable securities that have been designated as “available-for-sale” in accordance with authoritative guidance. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Loss.

Marketable securities and investments consist of investments in mutual funds which are classified as available-for-sale securities. The following is a summary of our available-for-sale marketable securities at June 30, 2015 (dollars in thousands):

	Gross Unrealized
				Fair
	Cost	(Loss)	Gain	Value
Marketable Securities:
Bond Mutual Fund	$1,064	$-	$7	$1,071
Stock Mutual Funds	2,300	-	208	2,508
Total Marketable Securities	$3,364	$-	$215	$3,579

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At June 30, 2015, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry Group’s non-qualified deferred compensation plan.

Realized gains and losses are computed on the basis of specific identification and are included in Interest in the Consolidated Statements of Income. DeVry Group has not recorded any realized gains or realized losses for fiscal year 2015. See Note 5 for further disclosures on the Fair Value of Financial Instruments.

Financial Aid and Restricted Cash

Financial aid and assistance programs, in which most AUC, RUSM, RUSVM, Chamberlain, Carrington, DeVry Brasil and DeVry University students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States, Canada and Brazil govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, which could include the suspension, limitation or termination from such financial aid programs.

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

Revenue Recognition

Carrington, Chamberlain, DeVry Brasil and DeVry University tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker live classroom and online tuition revenue is recognized on a straight-line basis over the applicable delivery period.

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

The Provision for Refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, is recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $42.3 million, $36.1 million and $40.3 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Provisions for refunds are monitored and adjusted as necessary within the term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of a term.  If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student.  Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source.  All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $65.0 million and $62.5 million at June 30, 2015 and 2014, respectively.

Estimates of DeVry Group’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms.  Inputs to this analysis include refunds issued, withdrawal rates and historical amounts owed by students for that portion of a term that was completed. Management reassesses collectability throughout the period revenue is recognized by the DeVry Group institutions, on a student-by-student basis. This reassessment is based upon new information and changes in facts and circumstances relevant to a student's ability to pay. Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis. This cash basis accounting which was adopted beginning in the third quarter of fiscal year 2015 did not have a material effect on the consolidated financial statements.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income, for years ended June 30, 2015, 2014 and 2013 were $47.6 million, $52.4 million and $41.5 million, respectively. The decrease in the provision was the result of lower revenue at DeVry University compared to the prior year.

   Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. Costs capitalized during fiscal years 2015 and 2014 were approximately $1.3 million and $1.6 million, respectively. In fiscal year 2015, these costs were primarily related to various application and student support systems for DeVry University, Chamberlain and Becker. As of June 30, 2015 and 2014, the net balance of capitalized software development costs was $31.6 million and $47.3 million, respectively.

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

In accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2015. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

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

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In fiscal years 2015 and 2014, management consolidated operations at several DeVry University, Chamberlain and Carrington locations. These decisions resulted in the pre-tax write-offs of approximately $4.3 million and $3.9 million of leasehold improvements and equipment during the fiscal years ended June 30, 2015 and 2014, respectively. These write-offs are included in Restructuring Expenses in the Consolidated Statements of Income (see “Note 10-Restructuring Charges”). For a discussion of the impairment of goodwill and intangible assets see “Note 9-Intangible Assets”.

In the fourth quarter of fiscal year 2015, Becker Professional Education management determined that the Customer Relationships intangible asset related to operations in Eastern Europe and Russia had been impaired. As a result, management calculated the fair value of this asset using the future cash flows to be generated from this asset. These customers will not provide future revenue or earnings and, thus, no net cash inflows. Accordingly, an after tax charge of $1.8 million for the unamortized balance of this asset was taken in fiscal year 2015. This charge is separately disclosed on the Consolidated Statements of Income and is included in the International and Professional Education segment results of operations.

Based on an analysis of the fair value of the assets of AAI in fiscal year 2013, management wrote-off AAI’s $4.8 million balance of net Property, Plant and Equipment. This write-off is included in the Loss from Discontinued Operations in the Consolidated Statements of Income in fiscal year 2013 (see “Note 2- Discontinued Operations”).

Perkins Program Fund

DeVry University and Carrington are required under U.S. federal aid program regulations to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal contributions were received in fiscal years 2015 and 2014. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at each of June 30, 2015 and 2014. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by DeVry University or Carrington, subsequent student loan repayments would be divided between the U.S. federal government and DeVry University or Carrington to satisfy their respective cumulative contributions to the fund.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Restricted Cash, Marketable Securities and Investments (see “Note 5 – Fair Value Measurements”), Accounts Receivable, Net, Accounts Payable, Accrued Expenses, and Deferred Revenue payments approximate fair value because of the immediate or short-term maturity of these financial instruments. DeVry Group’s current maturities and long-term debt, if any, (see “Note 12- Debt”) bear interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of DeVry Group’s long-term debt, if any, approximates fair value.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil’s operations, DeVry University’s Canadian operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during the years June 30, 2015, 2014 and 2013 were not material.

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

Noncontrolling Interest

DeVry Group maintains a 96.3% ownership interest in DeVry Brasil with the remaining 3.7% owned by members of the current DeVry Brasil senior management group. Prior to the June 2013 purchase of additional DeVry Brasil stock, DeVry Group’s ownership percentage was 83.5%. Beginning July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell some or all of its remaining ownership interest in DeVry Brasil to DeVry Group. Since the put option is out of the control of DeVry Group, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

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

The following is a reconciliation of the noncontrolling interest balance (dollars in thousands):

	Year Ended June 30,
	2015	2014
Balance at Beginning of period	$6,393	$854
Net Income Attributable to Noncontrolling Interest	800	679
Accretion of Noncontrolling Interest Put Option	2,427	4,860
Balance at End of period	$9,620	$6,393

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 1,189,000, 2,017,000 and 2,077,000 shares of common stock for the fiscal years 2015, 2014 and 2013, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (amounts in thousands):

	Year Ended June 30,
	2015	2014	2013
Weighted Average Shares Outstanding	63,772	63,319	63,443
Unvested Participating Restricted Shares	774	889	851
Basic Shares	64,546	64,208	64,294
Effect of Dilutive Stock Options	731	645	317
Diluted Shares	65,277	64,853	64,611

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

Stock-Based Compensation

Stock-based compensation is recorded as compensation expense over the vesting period. DeVry Group accounts for stock-based compensation granted to retirement-eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for stock-based grants to retirement-eligible employees. For nonretirement-eligible employees, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate. If factors change and different assumptions are utilized in future periods, the stock-based compensation expense that DeVry Group records may differ significantly from what was recorded in the prior period.

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

The Accumulated Other Comprehensive Loss balance at June 30, 2015, consists of $77.4 million of cumulative translation losses ($74.5 million attributable to DeVry Group and $2.9 million attributable to noncontrolling interests) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group. At June 30, 2014, this balance consisted of $15.7 million of cumulative translation losses ($15.1 million attributable to DeVry Group and $0.6 million attributable to noncontrolling interests) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $264.2 million, $259.0 million and $261.0 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Restructuring and Other Charges

DeVry Group financial statements include charges related to severance and related benefits for reductions in staff and voluntary separation plans. These charges also include early lease and contract termination or cease-of-use costs and losses on disposals of property and equipment related to campus consolidations (see “Note 10-Restructuring Charges”).

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03: “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This guidance was issued to simplify the presentation of debt issuance costs. The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. DeVry Group’s only debt is a revolving credit facility (See “Note-12-Debt”). This update did not provide guidance specifically addressing debt issuance costs involving revolving credit facilities. As a result, it was announced that the Securities and Exchange Commission staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This is DeVry Group’s current accounting policy with regards to debt issuance costs. As a result, this update will have no effect on DeVry Group’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. Management is evaluating the impact the guidance will have on DeVry Group’s consolidated financial statements.

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

NOTE 4:  STOCK-BASED COMPENSATION

DeVry Group maintains four stock-based award plans: the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan, the Amended and Restated Incentive Plan of 2005 and the Second Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry Group’s common stock. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Although options remain outstanding under the 1999, 2003 and 2005 incentive plans, no further stock based awards will be issued from these plans. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board of Directors. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry Group accounts for stock-based compensation granted to retirement-eligible employees that fully vest upon an employee’s retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for stock-based grants issued to retirement eligible employees.

At June 30, 2015, 8,330,052 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock incentive plans.

For non-retirement eligible employees, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the fiscal year ended June 30, 2015:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life in Years	($000)
Outstanding at July 1, 2014	3,362,287	$33.09
Options Granted	238,100	43.53
Options Exercised	(381,694)	25.86
Options Forfeited	(49,564)	24.77
Options Expired	(21,042)	37.41
Outstanding at June 30, 2015	3,148,087	34.86	5.62	$9,564
Exercisable at June 30, 2015	2,080,027	$37.55	4.46	$4,891

The following is a summary of stock appreciation rights activity for the fiscal year ended June 30, 2015:

			Weighted
	Stock	Weighted	Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic
	Rights	Exercise	Contractual	Value
	Outstanding	Price	Life in Years	($000)
Outstanding at July 1, 2014	118,065	$42.74
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at June 30, 2015	118,065	42.74	4.70	$2
Exercisable at June 30, 2015	103,874	$43.90	3.90	$-

The total intrinsic value of options exercised for the fiscal years ended 2015, 2014 and 2013 was $5.4 million, $7.2 million and $1.0 million, respectively.

The fair value of DeVry Group’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry Group’s stock-based incentive plans during fiscal years 2015, 2014 and 2013 were $17.94, $11.68 and $7.62, per share, respectively. The fair value of DeVry Group’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2015	2014	2013
Expected Life (in Years)	6.73	6.58	6.63
Expected Volatility	42.04%	43.76%	43.67%
Risk-free Interest Rate	2.03%	2.16%	1.03%
Dividend Yield	1.03%	0.90%	0.61%
Pre-vesting Forfeiture Rate	3.00%	3.00%	3.00%

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

During the fiscal year 2015, DeVry Group granted 349,025 shares of restricted stock to selected employees and directors. Of these, 105,270 are performance based shares which are earned by the recipients over a three year period based on achievement of certain academic goals when a minimum level of DeVry Group return on invested capital is attained. The remaining 243,755 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over one, three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry Group, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have the right to receive dividend equivalents. This right does not pertain to the performance based shares. The following is a summary of restricted stock activity for the year ended June 30, 2015:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2014	1,119,766	$26.49
Shares Granted	349,025	$42.99
Shares Vested	(385,513)	$30.46
Shares Forfeited	(70,138)	$30.05
Nonvested at June 30, 2015	1,013,140	$30.42

The weighted average estimated grant date fair values for restricted stock granted at market price under DeVry Group’s stock-based incentive plans during fiscal years 2015, 2014 and 2013 were $42.99, $29.30 and $19.65, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (dollars in thousands):

	For the Year Ended June 30,
	2015	2014	2013
Cost of Educational Services	$5,581	$5,659	$4,958
Student Services and Administrative Expense	11,859	12,026	10,535
	17,440	17,685	15,493
Income Tax Benefit	(6,307)	(6,052)	(5,142)
Net Stock-Based Compensation Expense	$11,133	$11,633	$10,351

As of June 30, 2015, $21.6 million of total pre-tax unrecognized compensation costs related to non-vested grants is expected to be recognized over a weighted average period of 2.2 years. The total fair value of options and shares vested during the years ended June 30, 2015, 2014 and 2013 was approximately $18.3 million, $16.8 million and $8.9 million, respectively.

There were no capitalized stock-based compensation costs at June 30, 2015 and 2014.

DeVry Group has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry Group also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 5: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis include goodwill and intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of June 30, 2015.

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

Assets measured at fair value on a non-recurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed in May of fiscal year 2015. See “Note 9 - Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

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

During the first quarter of fiscal year 2014, it was determined that net assets of the AAI reporting unit had been further impaired. This determination was made after review of third party offers to purchase the assets of the business. To determine the fair value of the AAI assets, management incorporated assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our analysis including third party offers received to acquire the assets of AAI along with estimated costs to dispose of the assets. Based on this analysis, the fair market value of the AAI assets less the costs to sell was determined to be approximately $2.0 million which was approximately $13.5 million less than the carrying value. As a result, management recorded a pre-tax $13.5 million asset impairment charge in the first quarter of fiscal year 2014. The assets of this business were sold in December 2013 for $2.0 million. See “Note 2 - Discontinued Operations” for further discussions on AAI.

The following tables present DeVry Group’s assets and liabilities at June 30, 2015, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$353,022	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,579	-	-
Institutional Loans Receivable	-	49,715	-
Deferred Acquisition Obligations	-	26,827	-
Total Financial Assets at Fair Value	$356,601	$76,542	$-

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheet as of June 30, 2015 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 6: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is included in Accrued Expenses and Deferred Rent and Other liabilities on the Consolidated Balance Sheet as of June 30, 2015 is estimated by discounting the future cash flows using current rates for similar arrangements.

As of and for the year ended June 30, 2015, there were no assets or liabilities measured at fair value using Level 3 inputs. Below is a roll-forward of accrued contingent liabilities measured at fair value using Level 3 inputs fiscal year ended 2014 (dollars in thousands). During the third quarter of fiscal year 2014, Unifavip, a DeVry Brasil institution, was officially granted Centro Universitario status by the Brazil Ministry of Education. As a result, the institution’s name was changed from Favip to Unifavip and the Unifavip Contingent Consideration liability, which was owed upon achieving this status, of approximately $2.6 million was paid. The amount recorded as foreign currency translation loss for the fiscal years ended 2015 and 2014 is classified as Student Services and Administrative Expense in the Consolidated Statements of Income.

For the Year
Ended
June 30, 2014
Balance at Beginning of Period	$2,509
Total Unrealized Gains Included in AOCI:
Foreign Currency Translation Changes	65
Unifavip Contingent Consideration Payment	(2,574)
Balance at End of Period	$-

NOTE 6: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its DeVry University, Chamberlain and Carrington institutions as well as selected students at AUC, RUSM and RUSVM. These loan programs are designed to assist the small percentage of students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. For those students at AUC, RUSM and RUSVM, repayment of the loan is deferred until after the student’s residency is complete. DeVry University, Chamberlain, and Carrington require that students begin repaying loans while they are still in school with a minimum payment level designed to assure interest does not accrue to the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with zero percent, 18-month term loans.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of June 30, 2015 and 2014 (dollars in thousands).

	As of June 30,
	2015		2014
Gross Institutional Student Loans		$70,345		$66,005

Allowance for Credit Losses

Balance at Beginning of Period	$(19,868)		$(18,897)
Charge-offs	10,061		8,907
Recoveries	(1,125)		(719)
Additional Provision	(9,698)		(9,159)
Balance at End of Period		(20,630)		(19,868)

Net Institutional Student Loans		$49,715		$46,137

Of the net balances above, $24.7 million and $17.9 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at June 30, 2015 and 2014, respectively, and $25.0 million and $28.2 million, representing amounts due beyond one year, were classified in the Consolidated Balance Sheets as Other Assets at June 30, 2015 and 2014, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of June 30, 2015 and 2014 (dollars in thousands).

	As of June 30,
	2015	2014
Institutional Student Loans:
Performing	$51,855	$50,701
Nonperforming	18,490	15,304
Total Institutional Student Loans	$70,345	$66,005

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
June 30, 2015	$6,163	$1,761	$1,527	$18,490	$27,941	$42,404	$70,345
June 30, 2014	$4,179	$1,836	$2,463	$15,304	$23,782	$42,223	$66,005

Loans are considered nonperforming if they are more than 120 days past due. At June 30, 2015, nonperforming loans totaled $18.5 million, of which $15.9 million had a specific allowance for credit losses. At June 30, 2014 nonperforming loans totaled $15.3 million, of which $14.4 million had a specific allowance for credit losses.

NOTE 7: DIVIDENDS AND STOCK REPURCHASE PROGRAMS

During fiscal years 2015 and 2014, DeVry Group’s Board of Directors declared the following cash dividends:

			Dividend	Total Dividend
Declaration Date	Record Date	Payment Date	Per Share	Amount
				(In Thousands)
November 6, 2013	December 6, 2013	December 27, 2013	$0.17	$10,941
May 9, 2014	June 6, 2014	June 27, 2014	$0.17	$10,962
November 6, 2014	December 5, 2013	December 26, 2014	$0.18	$11,641
May 14, 2015	June 5, 2015	June 26, 2015	$0.18	$11,589

Future dividends will be at the discretion of the Board of Directors.

DeVry Group has repurchased shares under the following programs as of June 30, 2015:

Date	Shares	Total Cost
Authorized	Repurchased	(millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	1,382,629	46.2
Totals	12,236,825	$481.2

On August 29, 2012, the DeVry Group Board of Directors (“Board”) authorized an eighth share repurchase program, which allowed DeVry Group to repurchase up to $100 million of its common stock through December 31, 2014. This program commenced in November 2012. Repurchases under this program were suspended in May 2013. In August 2014, the Board approved the extension of the eighth share repurchase program through December 31, 2015, and authorized the recommencement of repurchases under the program which began in September 2014. A total of 653,341 shares were repurchased during the year ended June 30, 2015 for $25.9 million. As of June 30, 2015, the total remaining authorization under this eighth repurchase program was $53.8 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 8: BUSINESS COMBINATIONS

Damásio Educacional

On February 2, 2015, DeVry Brasil completed the acquisition of Damásio Educacional (“Damasio”). Under the terms of the agreement, DeVry Brasil agreed to pay approximately $81.4 million in cash, in exchange for the stock of Damasio. Approximately $66.0 million of payments were made in the third quarter of fiscal year 2015, with additional aggregate payments of approximately $15.4 million required over the succeeding five years. Damasio is a leader in bar exam test preparation and operates a law school. Damasio has a 44-year history in Brazil and serves more than 50,000 students through a network of approximately 220 learning centers located in many major cities throughout Brazil and through distance learning. The law school has three locations in São Paulo. The acquisition of Damasio establishes DeVry Brasil’s presence in São Paulo and the southeast of Brazil.

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

At February 2, 2015
Current Assets	$9,747
Property and Equipment	3,367
Other Long-term Assets	136
Intangible Assets	46,862
Goodwill	44,062
Total Assets Acquired	104,174
Liabilities Assumed	22,832
Net Assets Acquired	$81,342

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. The goodwill balance changed from that reported at March 31, 2015 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include Damasio’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $46.9 million of acquired intangible assets, $19.3 million was assigned to Accreditations and $8.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately 8 years. The values and estimated useful lives by asset type are as follows (dollars in thousands):

	At February 2, 2015
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

At January 2, 2015
Current Assets	$1,052
Property and Equipment	6,049
Intangible Assets	6,754
Goodwill	1,399
Total Assets Acquired	15,254
Liabilities Assumed	15,144
Net Assets Acquired	$110

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. The goodwill balance changed from that reported at March 31, 2015 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include Faci’s strategic fit into DeVry Group’s expanding presence in northern Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $6.8 million of acquired intangible assets, $5.8 million was assigned to Accreditations and $1.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. None of the acquired intangible assets were determined to be subject to amortization.

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

At October 1, 2014
Current Assets	$890
Property and Equipment	1,505
Other Long-term Assets	36
Intangible Assets	5,249
Goodwill	10,454
Total Assets Acquired	18,134
Liabilities Assumed	6,675
Net Assets Acquired	$11,459

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. The goodwill balance changed from that reported at March 31, 2015 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include FMF’s strategic fit into DeVry Group’s expanding presence in north and northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $5.2 million of acquired intangible assets, $4.1 million was assigned to Accreditations and $1.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with an average useful life of approximately two years. Its value and estimated useful life by asset type is as follows (dollars in thousands):

	At October 1, 2014
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

Intangible assets consist of the following (dollars in thousands):

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$83,036	$(78,906)	(a)
Customer Relationships	400	(130)	12 Years
Test Prep Relationships	1,029	(429)	1 Year
Non-compete Agreements	2,290	(1,961)	5 Years
Curriculum/Software	3,092	(2,615)	(b)
Outplacement Relationships	3,900	(1,764)	15 Years
Franchise Contracts	11,287	(261)	18 Years
Clinical Agreements	418	0	15 Years
Trade Names	5,007	(4,550)	8.5 Years
Total	$110,459	$(90,616)
Indefinite-lived Intangible Assets:
Trade Names	$48,134
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	57,669
Total	$303,888

(a)	The total weighted average estimated amortization period for Student Relationships is 6 years for Faculdade Boa Viagem ("FBV"), 5 years for Centro Universitario do Vale do Ipojuca ("Unifavip"), 4 years for AUC, and 6 years for Damasio.
(b)	The total weighted average estimated amortization period for Curriculum is 5 years for Becker and 2 years for DeVry Brasil.

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$81,716	$(79,818)
Customer Relationships	3,733	(1,136)
Non-compete Agreements	2,494	(1,977)
Curriculum/Software	3,211	(2,327)
Outplacement Relationships	3,900	(1,504)
Clinical Agreements	590	(39)
Trade Names	5,868	(5,052)
Total	$101,512	$(91,853)
Indefinite-lived Intangible Assets:
Trade Names	$40,935
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	46,253
Total	$285,273

Amortization expense for amortized intangible assets was $4.1 million, $6.4 million and $9.5 million for the years ended June 30, 2015, 2014 and 2013, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Becker	DeVry Brasil	Carrington	Total
2016	$571	$3,306	$260	$4,137
2017	311	1,680	260	2,251
2018	40	1,366	260	1,666
2019	40	1,182	260	1,482
2020	40	910	260	1,210
Thereafter	71	8,194	831	9,096

All amortizable intangible assets except Student Relationships are being amortized on a straight-line basis. The amount being amortized for Student Relationships is based on the estimated progression of the students through the respective AUC, FBV, Unifavip and Damasio programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants.

Indefinite-lived intangible assets related to trademarks, trade names, Title IV eligibility, accreditations and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

In accordance with U.S. GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review was most recently completed on May 31, 2015. As of the May 31, 2015 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit, as estimated fair values exceeded the carrying amounts.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others. At no time during fiscal year 2015 did management determine that a triggering event had occurred.

This interim triggering event analysis was based on the fact that the estimated fair values of DeVry Group’s reporting units exceeded their carrying values by at least 24% as of the end of fiscal year 2014, except that of Carrington where the excess was 5%. Carrington’s goodwill was impaired and written down to fair value in the fourth quarter of fiscal year 2013; thus, there has been less time for the assets to appreciate in value. Carrington’s revenue and operating margins have improved over the past two years such that no indicator of impairment currently exits with this reporting unit. The estimated fair values of the indefinite-lived intangible assets exceeded their carrying values by no less than 13% as of the end of fiscal year 2014. The operating income throughout fiscal year 2015 for most reporting units was within 10% of the budgeted operating income that was used in the impairment analysis at the end of fiscal year 2014 except at DeVry University. Based on the sensitivity analysis performed with the impairment analysis at the end of fiscal year 2014, this level of operating income was considered sufficient so that none of the fair values would have declined enough to fall below the carrying values. The operating income at Carrington exceeded budget throughout the year.

Although the DeVry University reporting unit experienced a 14.6% decline in revenue and a 51.1% decline in operating income before special charges in fiscal year 2015 as compared to fiscal year 2014, and missed budgeted revenue and operating income by 5.5% and 59.4%, respectively, management did not believe business conditions had deteriorated such that it was more likely than not that the fair value was below carrying value for this reporting unit or its associated indefinite-lived intangible assets at any time during fiscal year 2015. In assessing this budget shortfall’s effect on the fair value of the DeVry University reporting unit, management updated the valuation model in the third quarter of fiscal year 2015 to include updated cash flow projections. The revenue and operating earnings declines at DeVry University were primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower demand from DeVry University’s target student segment driven by negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. In addition, management believes heightened competition at the local level has increased, as local colleges have started targeting adult students to a much greater extent; local public-sector and independent colleges are taking share from national competitors. Pricing pressure is increasing, and while students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than its public and private sector competitors.

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

In the near term, the goal is to sustain positive economics and to re-set DeVry University for long-term profitability. Three key actions are being implemented to achieve these results:

•	Further reduce the physical footprint of DeVry University. Management has identified a set of local markets where the institution has relatively stronger competitive positions. In these markets DeVry University will invest in tailored communications and marketing plans. Another 20 locations will move to an online-only model. These locations were selected because many students in these markets were already studying online. The reduction of DeVry University’s campus footprint and related staff reductions will enable the university to invest in its core markets.

•	Further reduce DeVry University’s cost structure. While marketing spending will increase in the focused local markets, overall marketing spending in other areas will be reduced. In total, operating cost savings of over $125 million are projected in fiscal year 2016. From fiscal year 2013 through fiscal year 2015, DeVry University’s cost structure was reduced by more than $300 million by aligning its cost structure with enrollments, while continuing to enhance quality and service.

•	Re-launch the DeVry University brand with a new marketing campaign to establish a distinct voice for the brand and to instill pride among the students it serves.

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

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry University has reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 18 campus locations and completed 13 campus size reductions. There are plans for 20 additional closures and space reductions. DeVry University operates 81 campus locations as of the commencement of the July 2015 session.

Management believes its planned operational strategies will stabilize the negative enrollment trends over the next several years. Cost reduction initiatives since fiscal year 2012 have reduced operating expenses and shifted costs to a more variable model. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2015 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 114%. Due to the effects of continually declining enrollment, this excess margin had been declining in recent periods; however, because of the operational strategies discussed above and their expected effect on both revenue growth rates and operating margins this excess margin increased this fiscal year. The local market strategy which includes reducing the number of physical locations of DeVry University and focusing efforts on strategically selected markets will require less capital investment, and less administrative resources. This along with expense reductions already achieved and planned is expected to produce higher free cash flows despite lower revenue. These higher cash flows are the basis for the increased fair value premium. A 50% decrease future projected operating income used in this analysis would result in no less than a 40% premium of fair value over carrying value. Should business conditions at DeVry University deteriorate to the point where the carrying value of this reporting unit exceeds its fair value, then goodwill and intangible assets could be impaired. This could require a write-off of up to $23.8 million.

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

DeVry Group had seven reporting units which contained goodwill as of the fourth quarter of fiscal year 2015 analysis. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of the fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are based upon an analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 13% to 15% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of goodwill.

All of the reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 25% except for Carrington, where the excess was 8%. The fiscal year 2015 fair value of AUC declined from the fiscal year 2014 value due to changes in expected growth rates; however, the results of this analysis indicate no impairment of goodwill existed as of June 30, 2015. An increase of 100 basis points in the discount rates used in this analysis would result in no less than a 14% premium of fair value over carrying value except for Carrington where fair value was less than carrying value. The smaller premium for the Carrington reporting unit fair value would be expected considering the assets were written down to fair value in the fourth quarter of fiscal year 2013 and there has been less time for these assets to appreciate in value. Carrington carries a goodwill balance of $98.8 million at June 30, 2015. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry Group’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

For indefinite-lived intangible assets, DeVry Group determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 13% to 15% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units.

All of the fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the 2015 fourth quarter impairment analysis by more than 90% except for one asset where the excess was 7%. Since no fair values were estimated to be below carrying value, no impairment of intangible assets was recorded as of June 30, 2015. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At June 30, 2015, intangible assets from business combinations totaled $323.7 million, and goodwill totaled $552.3 million. Together, these assets equaled approximately 42% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit as of June 30, 2015 (dollars in thousands):

Reporting Unit	As of June 30, 2015
American University of the Caribbean School of Medicine	$68,321
Ross University School of Medicine and Ross University School of Veterinary Medicine	237,173
Chamberlain College of Nursing	4,716
Carrington College	98,784
DeVry Brasil	88,342
Becker Professional Education	32,797
DeVry University	22,196
Total	$552,329

The table below summarizes goodwill balances by reporting segment as of June 30, 2015 (dollars in thousands):

Reporting Segment:	As of June 30, 2015
Medical and Healthcare	$408,994
International and Professional Education	121,139
Business, Technology and Management	22,196
Total	$552,329

The table below summarizes the changes in the carrying amount of goodwill, by segment as of June 30, 2015 (dollars in thousands):

	Medical and Healthcare	International and Professional Education	Business, Technology and Management	Total
Balance at June 30, 2012	$462,088	$65,677	$22,196	$549,961
Acquisitions	-	16,120	-	16,120
Impairments	(53,094)	-	-	(53,094)
Foreign currency exchange rate changes	-	(4,050)	-	(4,050)
Balance at June 30, 2013	408,994	77,747	22,196	508,937
Acquisitions	-	9,675	-	9,675
Foreign currency exchange rate changes	-	1,267	-	1,267
Balance at June 30, 2014	408,994	88,689	22,196	519,879
Acquisitions	-	55,915	-	55,915
Foreign currency exchange rate changes	-	(23,465)	-	(23,465)
Balance at June 30, 2015	$408,994	$121,139	$22,196	$552,329

The net increase in the goodwill balance from June 30, 2014 in the International and Professional Education segment is the result of the addition of goodwill of $10.5 million, $1.4 million and $44.1 million from the acquisitions of FMF, Faci and Damasio, respectively. This was partially offset by changes in the value of the Brazilian Real and British Sterling Pound as compared to the U.S. dollar. See “Note 8- Business Combinations” for further explanation of the acquisition of FMF, Faci and Damasio. Since DeVry Brasil and Becker Europe goodwill is recorded in each group’s respective local currency, fluctuations in the respective local currency’s value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment as of June 30, 2015 (dollars in thousands):

Reporting Segment	As of June 30, 2015
Medical and Healthcare	$204,700
International and Professional Educational	97,543
Business, Technology and Management	1,645
Total	$303,888

Total indefinite-lived intangible assets increased by $18.6 million from June 30, 2014. The increase was mainly due to the addition of $5.1 million, $6.8 million and $27.3 million of indefinite-lived intangible assets associated with the acquisitions of FMF, Faci, and Damasio, respectively. This increase was partially offset by a change in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10:  RESTRUCTURING CHARGES

During fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $23.5 million. Also during fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a reduction in force (“RIF”). DeVry Group home office and Becker Professional Education also experienced workforce reductions during fiscal year 2015. These actions reduced DeVry Group’s workforce by 668 total positions and resulted in pre-tax charges of $19.4 million during fiscal year 2015. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in fiscal year 2015 as follows: $6.9 million to Medical and Healthcare, $0.1 million to International and Professional Education, $32.6 million to Business Technology and Management and $3.3 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15 - Segment Information”.

For fiscal year 2014, DeVry Group recorded pre-tax charges related to real estate consolidations of $18.7 million. Also, DeVry Group implemented RIFs that resulted in a pre-tax charge of $14.0 million in fiscal year 2014 that represented severance pay and benefits for these employees. These restructuring costs were allocated to the segments in fiscal year 2014 as follows: $7.9 million to Medical and Healthcare; $0.2 million to International and Professional Education; $21.7 million to Business Technology and Management; $2.9 million to the DeVry Group home office.

Cash payments for the fiscal year 2015 and 2014 charges were approximately $32.1 million in fiscal year 2015. The remaining accrual for these charges is $27.0 million as of June 30, 2015. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to nine years. Additional restructuring expenses are expected to be recorded in fiscal year 2016 as DeVry Group continues to reduce costs where enrollment levels necessitate such realignment of expenses.

The following table summarizes the separation and restructuring plan activity for the fiscal years 2015 and 2014, for which cash payments are required (dollars in millions):

Liability balance at June 30, 2013	$13.2
Increase in liability (separation and other charges)	30.0
Reduction in liability (payments and adjustments)	(27.8	)(1)
Liability balance at June 30, 2014	15.4
Increase in liability (separation and other charges)	42.0
Reduction in liability (payments and adjustments)	(30.4)
Liability balance at June 30, 2015	$27.0

(1)	Amount includes $5.9 million adjustment for correction of prior year error in table.

Of this liability balance, $17.0 million is recorded as Accrued Expenses and $10.0 million is recorded as Deferred Rent and Other liabilities in the Consolidated Balance Sheets at June 30, 2015. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to nine years.

NOTE 11:  INCOME TAXES

The components of income before income taxes are as follows (dollars in thousands):

	For the Year Ended June 30,
	2015	2014	2013
U.S.	$33,693	$58,539	$56,200
Foreign	119,967	120,828	108,769
Total	$153,660	$179,367	$164,969

The income tax provisions (benefits) related to the above results are as follows (dollars in thousands):

	For the Year Ended June 30,
Income Tax Provision:	2015	2014	2013
Current Tax Provision
U.S. Federal	$10,146	$32,660	$46,958
State and Local	2,756	5,133	5,274
Foreign	2,602	1,240	2,217
Total Current	15,504	39,033	54,449
Deferred Tax Provision
U.S. Federal	(45)	(9,545)	(16,128)
State and Local	(486)	(4,447)	417
Foreign	3,564	2,658	489
Total Deferred	3,033	(11,334)	(15,222)
Income Tax Provision	$18,537	$27,699	$39,227

The income tax provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (dollars in thousands):

	For the Year Ended June 30,
	2015		2014		2013
Income Tax at Statutory Rate	$53,787	35.0%	$62,778	35.0%	$57,739	35.0%
Lower Rates on Foreign Operations	(36,428)	(23.7)%	(36,659)	(20.4)%	(33,395)	(20.2)%
State Income Taxes	2,453	1.6%	2,997	1.6%	7,854	4.8%
Stock Options	117	0.1%	(43)	0.0%	817	0.5%
Nondeductible Goodwill	-	0.0%	-	0.0%	12,876	7.8%
Tax Credits and Other	(1,392)	(0.9)%	(1,374)	(0.8)%	(6,664)	(4.1)%
Income Tax Provision	$18,537	12.1%	$27,699	15.4%	$39,227	23.8%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. These assets and liabilities are composed of the following (dollars in thousands):

	For the Year Ended June 30,
	2015	2014	2013
Loss and Credit Carryforwards, net	$21,544	$13,371	$9,614
Employee Benefits	17,852	21,853	15,762
Stock-Based Payments	17,136	16,606	14,707
Deferred Rent	24,102	22,145	22,302
Receivable Reserve	20,043	23,036	18,076
Restructuring Reserve	8,903	8,618	5,010
Other Reserves	3,519	3,068	3,423
Less: Valuation Allowance	(10,552)	(9,002)	(6,538)
Gross Deferred Tax Assets	102,547	99,695	82,356
Depreciation	(25,860)	(34,398)	(47,075)
Amortization of Intangible Assets	(91,321)	(73,539)	(65,626)
Gross Deferred Tax Liability	(117,181)	(107,937)	(112,701)
Net Deferred Taxes	$(14,634)	$(8,242)	$(30,345)

DeVry Group has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2035. DeVry Group has state credit carryforwards that expire between the years ending June 30, 2018 and June 30, 2020.

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

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The valuation allowance on our deferred tax assets was approximately $10.6 million as of June 30, 2015 and $9.0 million as of June 30, 2014.  The valuation allowances are composed of $6.5 million related to loss carryforwards and other deferred tax assets of our Canadian subsidiary at both June 30, 2015 and 2014, and $4.1 million and $2.5 million at June 30, 2015 and 2014, respectively, for other foreign net operating loss and state tax credit carryforwards.

Based on DeVry Group’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of June 30, 2015 and 2014, cumulative undistributed earnings attributable to international operations were approximately $763.6 million and $643.6 million, respectively. Although our current expectation is to not repatriate the aforementioned amount, the estimated income tax liability, net of available foreign tax credits that would arise if these earnings were distributed to the U.S. is in the range of approximately $250 million to $270 million. This estimate is based on the assumptions that we would be required to distribute the entire amount of earnings as of June 30, 2015 and there are no local country tax restrictions on making such distributions.

The effective tax rate was 12.1% for fiscal year 2015, compared to 15.4% for the prior year. The lower effective tax rate for fiscal year 2015 resulted primarily from a change in the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of AUC, RUSM, RUSVM and DeVry Brasil.

As of June 30, 2015 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $8.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.7 million. As of June 30, 2014, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $9.1 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $7.8 million as of June 30, 2014.

We expect that our unrecognized tax benefits will decrease during the next twelve months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to be between $2.0 million and $3.0 million. DeVry Group classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2015, 2014, and 2013 was $1.5 million, $1.4 million, and $1.2 million, respectively. Interest and penalties recognized during the fiscal years ended June 30, 2015, 2014, and 2013 were $0.1 million, $0.1 million and $0.7 million, respectively. The changes in our unrecognized tax benefits were (dollars in millions):

	For the Year Ended June 30,
	2015	2014	2013
Beginning Balance, July 1	$9.1	$9.0	$22.0
Increases from Positions Taken During Prior Periods	3.2	0.6	0.9
Decreases from Positions Taken During Prior Periods	(4.4)	(1.3)	(14.2)
Increases from Positions Taken During the Current Period	0.6	0.8	0.3
Ending Balance, June 30	$8.5	$9.1	$9.0

DeVry Group files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  During the year ended June 30, 2015, the Internal Revenue Service completed its examination of DeVry Group’s 2012 and 2013 federal income tax returns with no material adjustments.  DeVry Group remains generally subject to examination in the U.S. for years beginning on or after July 1, 2011; in various states for years beginning on or after July 1, 2010; and in our significant foreign jurisdictions for years beginning on or after July 1, 2009.  DeVry Group is currently under audit by the States of Indiana, Michigan, New Jersey, and New York for various tax years between 2009 and 2014.   Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment, either positive or negative, will not result when the audits are concluded.

NOTE 12: DEBT

DeVry Group had no outstanding borrowings under its credit facility at June 30, 2015 and 2014. DeVry Group does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV, Facid, FMF and Damasio (see “Note 8 - Business Combinations” for discussion of the acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. This facility replaced a similar facility that was to expire on May 10, 2016. The Credit Agreement provides for a five-year multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than United States dollars of up to $200 million. Up to $50 million of the Aggregate Commitment will be available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on the DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $0.1 million and $7.8 million as of June 30, 2015 and 2014, respectively, under the previous agreement. As of June 30, 2015, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of June 30, 2015. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

DeVry Group recorded deferred financing fees of $3.5 million in relation to the revolving credit facility entered into on March 31, 2015 and expensed $0.8 million of unamortized fees related to the previous credit agreement. This expense is classified as Interest Expense in the Consolidated Statements of Income for the year ended June 30, 2015.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and letters of credit. DeVry Group was in compliance with the debt covenants as of June 30, 2015.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

NOTE 13:  EMPLOYEE BENEFIT PLANS

Success Sharing Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in DeVry Group’s 401(k) Success Sharing Retirement Plan. DeVry Group contributes to the plan an amount up to 4.0% of the total eligible compensation of colleagues who make contributions under the plan. In addition, DeVry Group may also make discretionary contributions for the benefit of all eligible colleagues. Expenses for the matching and discretionary contributions under the plan were $26.6 million, $33.7 million and $33.4 million in fiscal years 2015, 2014 and 2013, respectively.

Colleague Stock Purchase Plan

Under provisions of DeVry Group’s Colleague Stock Purchase Plan, any eligible colleague (employee) may authorize DeVry Group to withhold up to $25,000 of annual wages to purchase common stock of DeVry Group at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry Group subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2015, 2014 and 2013. Total shares issued to the Plan were 32,987 and 40,468 in fiscal years 2015 and 2014, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, DeVry Group is re-issuing treasury shares to satisfy colleague share purchases under this plan.

NOTE 14:  COMMITMENTS AND CONTINGENCIES

DeVry Group and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2015, are as follows (dollars in thousands):

Year Ended June 30,	Amount
2016	$109,072
2017	105,911
2018	101,287
2019	88,385
2020	84,353
Thereafter	306,949

DeVry Group recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term. Rent expenses for the years ended June 30, 2015, 2014 and 2013 were $90.1 million, $87.1 million and $95.2 million, respectively.

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business. The timing or outcome of the following matters, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time. The defense and resolution of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

On July 15, 2014, DeVry Group received a letter dated July 9, 2014 from the New York Office of the Attorney General (“NYOAG”). The letter requested cooperation with the NYOAG’s inquiry into whether recent television advertisements and website marketing regarding DeVry University may have violated federal and state laws prohibiting false advertising and deceptive practices.  The letter requested relevant information from January 1, 2011, to the date of the aforementioned letter request to enable NYOAG to make a determination of what action, if any, is warranted. DeVry Group has produced, and continues to produce, responsive information in cooperation with the NYOAG’s inquiry.

On April 10, 2015, DeVry Group received CIDs from the Office of the United States Attorney for the Northern District of Ohio (“US Attorney”) relating to allegations under the False Claims Act that DeVry University offered an associate degree program in Health Information Technology without providing necessary information to applicants regarding requirements for obtaining a degree and a job in the health information technology field upon graduation. The CIDs requested documents and information relating to the Health Information Technology program from 2007 through April 1, 2015. DeVry Group fully cooperated with the US Attorney’s inquiry and provided responsive information. On July 20, 2015, the US Attorney filed a notice (“Notice”) of the United States’ election not to intervene in the matter pending under seal in the United States District Court for the Northern District of Ohio and captioned United States of America ex rel. Patrice Sidler v. DeVry, Inc. [sic] et al., Case No. 1:13CV436 Given the United States’ election not to intervene, the district court entered an order on July 30, 2015 unsealing the complaint originally filed by Relator Sidler on February 28, 2013 (the “Complaint”). The Complaint names as defendants DeVry Group as well as certain named and fictitiously named DeVry Group educational institutions, including but not limited to American University of the Caribbean School of Medicine, Becker Professional Education, Carrington College, Chamberlain College of Nursing, DeVry University, Ross University School of Medicine, and Ross University School of Veterinary Medicine. The Complaint is brought under the False Claims Act and asserts that the defendants made, or caused to be made, false claims to the United States for funds administered under Title IV of the Higher Education Act. The Complaint alleges that the defendants falsely certified in annual program participation agreements with the US Department of Education compliance with federal law and regulatory requirements regarding the administration of Title IV funds. The Relator also brings a retaliatory discharge claim and alleges that she reported violations to the Department of Education’s Office of Inspector General while employed with DeVry Group during the time frame of August 2008 to October 2010. The Complaint seeks, among other things, the return of Title IV funds unlawfully obtained by the defendants, treble damages, statutory penalties, back pay and reinstatement. DeVry Group intends to defend itself vigorously.

NOTE 15:  SEGMENT INFORMATION

DeVry Group’s principal business is providing postsecondary education. DeVry Group presents three reportable segments: “Medical and Healthcare”, which includes the operations of AUC, RUSM, RUSVM, Chamberlain and Carrington; “International and Professional Education”, which includes the operations of DeVry Brasil and Becker; and “Business, Technology and Management”, which is comprised solely of DeVry University.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry Group’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before noncontrolling interest, income taxes, interest income and expense, and certain home office-related depreciation and expenses. Income taxes, interest income and expense, and certain home office-related depreciation and expenses are reconciling items in arriving at income before income taxes for each segment. As of the first quarter of fiscal year 2015, amortization expense is included in the operating income of each segment and is no longer a reconciling item in arriving at income before income taxes for each segment. Prior year information has been restated to reflect this change. This change was made to reflect how management now evaluates segment operating results. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable home office assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as home office assets. The accounting policies of the segments are the same as those described in “Note 3 — Summary of Significant Accounting Policies”.

Following is a tabulation of business segment information based on the segmentation for each of the years ended June 30, 2015, 2014 and 2013. Home office information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Year Ended June 30,
	2015	2014	2013
Revenue:
Medical and Healthcare	$859,477	$769,126	$672,604
International and Professional Education	258,839	228,057	196,576
Business, Technology and Management	794,162	929,948	1,096,695
Intersegment Revenue and Other	(2,535)	(3,760)	(1,500)
Total Consolidated Revenue	$1,909,943	$1,923,371	$1,964,375
Operating Income:
Medical and Healthcare	$146,503	$136,035	$48,685
International and Professional Education	36,796	42,744	46,531
Business, Technology and Management	(17,658)	10,777	90,045
Home Office and Other	(8,731)	(8,288)	(18,333)
Total Consolidated Operating Income	$156,910	$181,268	$166,928
Interest Income (Expense):
Interest Income	$2,063	$1,731	$1,652
Interest Expense	(5,313)	(3,632)	(3,611)
Net Interest Income (Expense)	(3,250)	(1,901)	(1,959)
Total Consolidated Income from Continuing
Operations Before Income Taxes	$153,660	$179,367	$164,969
Segment Assets:
Medical and Healthcare	$1,161,236	$1,145,566	$1,017,692
International and Professional Education	398,857	296,996	278,430
Business, Technology and Management	376,695	409,992	431,265
Home Office and Other	137,405	145,082	107,625
Assets of Divested Business	-	-	22,006
Total Consolidated Assets	$2,074,193	$1,997,636	$1,857,018
Additions to Long-lived Assets:
Medical and Healthcare	$60,029	$51,023	$46,893
International and Professional Education	139,474	39,862	41,311
Business, Technology and Management	4,944	12,791	42,993
Home Office and Other	9,704	6,064	13,171
Total Consolidated Additions to Long-lived Assets	$214,151	$109,740	$144,368
Reconciliation to Consolidated Financial Statements
Capital Expenditures	$88,707	$79,355	$111,775
Increase in Capital Assets from Acquisitions	10,921	2,257	2,897
Increase in Intangible Assets and Goodwill	114,523	28,128	29,696
Total Increase in Consolidated Long-lived Assets	$214,151	$109,740	$144,368
Depreciation Expense:
Medical and Healthcare	$27,304	$24,831	$25,706
International and Professional Education	6,164	3,900	4,260
Business, Technology and Management	37,267	43,713	43,714
Home Office and Other	14,273	10,295	9,431
Total Consolidated Depreciation	$85,008	$82,739	$83,111
Intangible Asset Amortization Expense:
Medical and Healthcare	$647	$3,647	$5,391
International and Professional Education	3,442	2,772	4,089
Total Consolidated Amortization	$4,089	$6,419	$9,480

DeVry Group conducts its educational operations in the United States, the Caribbean Islands (countries of Dominica, St. Kitts and St. Maarten), Brazil, Canada, Europe, the Middle East and the Pacific Rim. Other International revenues, which are derived principally from Canada, Europe and the Pacific Rim, were less than 5% of total revenues for the years ended June 30, 2015, 2014 and 2013. Revenues and long-lived assets by geographic area are as follows (dollars in thousands):

	For the Year Ended June 30,
	2015	2014	2013
Revenue from Unaffiliated Customers:
Domestic Operations	$1,401,301	$1,457,430	$1,548,975
International Operations:
Dominica, St. Kitts and St. Maarten	337,782	328,218	300,462
Brazil	159,231	125,511	98,531
Other	11,629	12,212	16,407
Total International	508,642	465,941	415,400
Consolidated	$1,909,943	$1,923,371	$1,964,375
Long-lived Assets:
Domestic Operations	$356,183	$387,081	$414,569
International Operations:
Dominica, St. Kitts and St. Maarten	186,258	169,542	161,826
Brazil	54,517	48,927	41,555
Other	118	184	182
Total International	240,893	218,653	203,563
Long-lived Assets of Business Held for Sale	-	-	5,787
Consolidated	$597,076	$605,734	$623,919

No one customer accounted for more than 10% of DeVry Group's consolidated revenues.

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2015 and 2014, are as follows:

	Quarter
	First	Second	Third	Fourth	Total Year
	(Dollars in thousands, except per share amounts)
2015
Revenue	$462,044	$484,880	$489,830	$473,189	$1,909,943
Operating Income	24,643	48,970	49,450	33,847	156,910
AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATION GROUP:
Income from Continuing Operations	20,440	42,413	41,544	29,926	134,323
Income from Discontinued Operations	-	-	5,576	-	5,576
Net Income Attributable to DeVry Education Group	$20,440	$42,413	$47,120	$29,926	$139,899
Earnings per Common Share Attributable to DeVry Education Group Shareholders Basic
Continuing Operations	$0.32	$0.66	$0.65	$0.46	$2.08
Discontinued Operations	-	-	0.08	-	0.09
	$0.32	$0.66	$0.73	$0.46	$2.17
Diluted
Continuing Operations	$0.31	$0.65	$0.64	$0.46	$2.06
Discontinued Operations	-	-	0.08	-	0.08
	$0.31	$0.65	$0.72	$0.46	$2.14

Cash Dividend Declared per Common Share	$-	$0.18	$-	$0.18	$0.36

	Quarter
	First	Second	Third	Fourth	Total Year
	(Dollars in thousands, except per share amounts)
2014
Revenue	$450,913	$491,269	$496,116	$485,073	$1,923,371
Operating Income	10,271	58,562	69,537	42,898	181,268
AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATION GROUP:
Income from Continuing Operations	8,196	49,075	56,132	37,586	150,989
Loss from Discontinued Operations	(15,328)	(920)	(607)	(102)	(16,957)
Net Income (Loss) Attributable to DeVry Education Group	$(7,132)	$48,155	$55,525	$37,484	$134,032
Earnings per Common Share Attributable to DeVry Education Group Shareholders Basic
Continuing Operations	$0.13	$0.76	$0.87	$0.58	$2.35
Discontinued Operations	(0.24)	(0.01)	(0.01)	-	(0.26)
	$(0.11)	$0.75	$0.86	$0.58	$2.09
Diluted
Continuing Operations	$0.13	$0.75	$0.87	$0.58	$2.33
Discontinued Operations	(0.24)	(0.01)	(0.01)	-	(0.26)
	$(0.11)	$0.74	$0.86	$0.58	$2.07

Cash Dividend Declared per Common Share	$-	$0.17	$-	$0.17	$0.34

DEVRY EDUCATION GROUP INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended June 30, 2015, 2014 and 2013

Description of Allowances and Reserves	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
	(Dollars in thousands)
FY2015
Deducted from accounts receivable for refunds	$1,488	$42,316	(c)	$-		$38,038	(b)	$5,766
Deducted from accounts receivable for uncollectible accounts	60,996	47,587		673	(a)(g)	50,050	(b)	59,206
Deducted from long-term notes receivable for uncollectible notes	4,980	(19)		(2,562	)(g)	31	(b)	2,368
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	9,002	1,550		-		-		10,552
Restructuring expense reserve	15,392	41,950		-		30,350	(f)	26,992
FY2014
Deducted from accounts receivable for refunds	$1,240	$36,070	(c)	$559	(e)	$36,381	(b)	$1,488
Deducted from accounts receivable for uncollectible accounts (1)	54,103	50,600		2,696	(g)(h)	46,403	(b)	60,996
Deducted from long-term notes receivable for uncollectible notes (1)	10,759	1,781		(7,248	)(g)	312	(b)	4,980
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	6,538	2,464		-		-		9,002
Restructuring expense reserve (1)	13,168	30,034		-		27,810	(f)	15,392
FY2013
Deducted from accounts receivable for refunds	$3,737	$40,201	(c)	$(1,019	)(e)	$41,679	(b)	$1,240
Deducted from accounts receivable for uncollectible accounts	55,184	48,947		(521	)(a)	49,507	(b)	54,103
Deducted from long-term notes receivable for uncollectible notes	10,748	2,506		-		2,495	(b)	10,759
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	7,043	-		(505	)(d)	-		6,538
Restructuring expense reserve	5,678	16,462		-		8,972	(f)	13,168

(1)	Fiscal year 2014 amounts for Deducted from accounts receivable for uncollectible accounts, Deducted from long-term notes receivable for uncollectible notes and Restructuring expense reserve have been changed from the prior year presentation for correction of errors.

(a)	Effects of foreign currency translation charged to Accumulated Other Comprehensive Income.
(b)	Write-offs of uncollectable amounts and cash refunds.
(c)	Amounts recorded as a reduction of revenue, including adjustment for withdrawn students.
(d)	Change in related deferred tax balances.
(e)	Charged to deferred revenue accounts.
(f)	Payments and/or adjustments of liabilities for restructuring reserve.
(g)	Reclassifications between accounts.
(h)	AAI's balance charged to discontinued operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DeVry Education Group Inc.:

In our opinion, the consolidated Balance Sheets, Statements of Income, Comprehensive Income, Shareholders’ Equity and Comprehensive Income and Cash Flows present fairly, in all material respects, the financial position of DeVry Education Group Inc. and its subsidiaries at June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

August 27, 2015

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to DeVry Group’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 5, 2015 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of DeVry Group and its subsidiaries are included in Part II, Item 8, on pages 96 through 137 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of DeVry Group and its subsidiaries is included in Part II, Item 8 on page 136 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 141 through 144 of this Annual Report on Form 10-K.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

The operating results presented below (except for Loss from Discontinued Operations, Net Income and EPS) exclude the results of Advanced Academics, Inc. (“AAI”) which are included in discontinued operations. Cash and Cash Equivalents and Capital Expenditures exclude the balances of AAI which was divested in December 2013. Operating results for business combinations are included since the date of each respective acquisition. See “Note 8 - Business Combinations” for further discussion of acquisitions.

	For the Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
OPERATING:
Revenue	$1,909,943	$1,923,371	$1,964,375	$2,071,783	$2,160,264
Depreciation	85,008	82,739	83,111	74,472	56,462
Amortization of Intangible Assets and Other	5,548	7,078	10,139	10,002	4,732
Interest Income	2,063	1,731	1,652	817	1,538
Interest Expense	5,313	3,632	3,611	2,612	1,282
Income from Continuing Operations, Net of Tax	134,323	150,989	123,688	169,106	334,793
Income (Loss) from Discontinued Operations, Net of Tax	5,576	(16,957)	(16,902)	(27,541)	(4,390)
Net Income Attributable to DeVry Education Group	139,899	134,032	106,786	141,565	330,403
Diluted Earnings per Common Share (EPS) - Net Income	2.14	2.07	1.65	2.09	4.68
Shares Used in Calculating Diluted EPS (in thousands)	65,277	64,853	64,611	67,705	70,620
Cash Dividend Declared per Common Share	0.36	0.34	0.34	0.30	0.24
FINANCIAL POSITION:
Cash and Cash Equivalents	353,022	358,188	196,576	173,984	447,045
Total Assets	2,074,193	1,997,636	1,857,018	1,842,537	1,850,503
Total Shareholders' Equity	1,584,810	1,533,393	1,397,156	1,356,393	1,389,516
OTHER SELECTED DATA:
Cash Provided by Operating Activities	203,107	265,561	261,505	277,422	407,990
Capital Expenditures	88,707	79,355	111,775	125,298	132,602
Shares Outstanding at Year-end (in thousands)	63,623	63,624	62,946	64,722	68,635
Closing Price of Common Stock at Year-end	29.98	42.34	31.02	30.97	59.13
Price Earnings Ratio on Common Stock (1)	14	20	19	15	13

(1) Computed on trailing four quarters of earnings per common share.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

3(a)	Restated Certificate of Incorporation of the Registrant, as amended		Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended December 31, 2013

3(b)	Amended and Restated By-Laws of the Registrant, as amended as of August 20, 2014		Exhibit 3.2 to the Registrant’s Form 8-K dated August 20, 2014

4(a)	Credit Agreement dated March 31, 2015, among DeVry Education Group Inc. and Certain Subsidiaries of DeVry Education Group Inc. Identified Therein, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith as Sole Lead Arranger and Sole Bookrunner, PNC Bank, National Association, as Syndication Agent, Bank of Montreal and The Northern Trust Company, as Co-Documentation Agents, and The Other Lenders Party Thereto (the “Credit Agreement”)		Exhibit 4.1 to the Registrant’s Form 8-K filed April 6, 2015

4(b)	Offshore Subsidiary Guaranty, dated March 31, 2015, regarding the Credit Agreement		Exhibit 4.3 to the Registrant’s Form 8-K filed April 6, 2015

4(c)	U.S. Subsidiary Guaranty, dated March 31, 2015, regarding the Credit Agreement		Exhibit 4.3 to the Registrant’s Form 8-K filed April 6, 2015

4(d)	Pledge Agreement, dated March 31, 2015, by and among DeVry Education Group Inc. and Global Education International, Inc. and Certain of Their Subsidiaries as the Grantors and Bank of America, N.A., as Administrative Agent		Exhibit 4.3 to the Registrant’s Form 8-K filed April 6, 2015

4(e)	Deed of Disclosed Pledge Over Registered Shares, dated as of March 31, 2015, regarding the Credit Agreement (filed herewith)	146

4(f)	Quota Pledge Agreement, dated as of March 31, 2015, regarding the Credit Agreement (filed herewith)	158

4(g)	Share Pledge Agreement (DeVry Brasil), dated as of March 31,2015, regarding the Credit Agreement (filed herewith)	183

4(h)	Share Pledge Agreement (DeVry Brasil Subsidiaries), dated as of March 31,2015, regarding the Credit Agreement (filed herewith)	206

10(a)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Registrant’s Form S-3, File No. 333-22457 dated February 27, 1997

10(b)	Registrant’s Amended and Restated 1999 Stock Incentive Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2002

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(c)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003

10(d)	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010

10(e)	Registrant’s Second Amended and Restated DeVry Education Group Inc. Incentive Plan of 2013		Exhibit 4.4 to the Registrant’s Form S-8 dated December 23, 2013

10(f)	Form of Nonqualified Stock Option Agreement for Executive Officers under DeVry Inc. Amended and Restated Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(g)	Form of Nonqualified Stock Option Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(h)	Form of Incentive Stock Option Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(i)	Form of Incentive Stock Option Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(j)	Form of Full Value Share Award Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10.2 to the Registrant’s Form 8-K dated February 20, 2013

10(k)	Form of Full Value Share Award Agreement for Directors under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(j) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(l)	Form of Full Value Share Award Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(k) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(m)	Form of Performance Share Award Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(l) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(n)	Form of Stock Appreciation Rights Agreement under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated February 20, 2013

10(o)	Form of Nonqualified Stock Option Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(p)	Form of Nonqualified Stock Option Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(q)	Form of Incentive Stock Option Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(r)	Form of Incentive Stock Option Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(s)	Form of Full Value Share Award Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 8, 2014

10(t)	Form of Full Value Share Award Agreement for Directors under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(t) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(u)	Form of Full Value Share Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(u) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(v)	Form of Performance Share Award Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(v) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(w)	Form of Performance Share Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)		Exhibit 10(w) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(x)	Form of Restricted Cash Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(x) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(y)	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014

10(z)	Registrant’s Success Sharing Retirement Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
10(aa)	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010

10(bb)	Employment Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

10(cc)	Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

10(dd)	First Amendment to Senior Advisor Agreement between the Registrant and Ronald L. Taylor (filed herewith)		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(ee)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Registrant’s Form 8-K dated August 16, 2006

10(ff)	Employment Agreement between the Registrant and Daniel M. Hamburger		Exhibit 10.1 to the Registrant’s Form 8-K dated November 21, 2006

10(gg)	Executive Employment Agreement between the Registrant and Robert Paul dated March 16, 2014 (filed herewith)	229

10(hh)	Executive Employment Agreement between the Registrant and Timothy J. Wiggins dated December 14, 2011		Exhibit 10.1 to the Registrant’s Form 8-K dated December 14, 2011

10(ii)	Executive Employment Agreement between the Registrant and Steven Riehs dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013

10(jj)	Executive Employment Agreement between the Registrant and Susan Groenwald dated September 1, 2011		Exhibit 10(ii) to the Registrant’s Form 10-K for the year ended June 30, 2014

21	Subsidiaries of the Registrant	251

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	253

31	Rule 13a-14(a)/15d-14(a) Certifications	254

32	Section 1350 Certifications	256

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Education Group Inc.

Date: August 27, 2015
	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher B. Begley	Board Chair and Director	August 27, 2015
Christopher B. Begley

/s/ Daniel M. Hamburger	Chief Executive Officer and Director	August 27, 2015
Daniel M. Hamburger

/s/ David S. Brown	Director	August 27, 2015
David S. Brown

/s/ Lyle Logan	Director	August 27, 2015
Lyle Logan

/s/ Alan G. Merten	Director	August 27, 2015
Alan G. Merten

/s/ Fernando Ruiz	Director	August 27, 2015
Fernando Ruiz

/s/ Ronald L. Taylor	Director	August 27, 2015
Ronald L. Taylor

/s/ Lisa W. Wardell	Director	August 27, 2015
Lisa W. Wardell

/s/ James D. White	Director	August 27, 2015
James D. White

