Form 10-Q
period 2015-09-30
DEVRY EDUCATION GROUP INC.
filed 2015-11-04
CIK 730464

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

October 29, 2015 — 63,476,000 shares of Common Stock, $0.01 par value

DEVRY EDUCATION GROUP INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,	September 30,
	2015	2015	2014
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$436,453	$353,022	$473,108
Marketable Securities and Investments	3,398	3,579	3,414
Restricted Cash	7,917	10,743	12,057
Accounts Receivable, Net	185,956	139,163	170,280
Deferred Income Taxes, Net	36,451	41,458	46,741
Prepaid Expenses and Other	47,939	53,092	30,272
Total Current Assets	718,114	601,057	735,872
Land, Building and Equipment:
Land	59,091	59,691	67,060
Building	490,022	485,288	465,930
Equipment	522,735	521,361	488,783
Construction in Progress	16,716	26,664	25,806
	1,088,564	1,093,004	1,047,579
Accumulated Depreciation	(558,228)	(547,130)	(495,165)
Land, Building and Equipment, Net	530,336	545,874	552,414
Other Assets:
Intangible Assets, Net	304,141	323,731	288,620
Goodwill	533,179	552,329	514,220
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	37,522	37,752	30,051
Total Other Assets	888,292	927,262	846,341
TOTAL ASSETS	$2,136,742	$2,074,193	$2,134,627

LIABILITIES:
Current Liabilities:
Accounts Payable	$59,777	$63,083	$62,435
Accrued Salaries, Wages and Benefits	74,214	83,491	83,241
Accrued Expenses	82,066	85,103	70,705
Deferred Revenue	223,343	90,232	234,884
Total Current Liabilities	439,400	321,909	451,265
Other Liabilities:
Deferred Income Taxes, Net	51,236	56,092	50,552
Deferred Rent and Other	99,085	101,762	86,022
Total Other Liabilities	150,321	157,854	136,574
TOTAL LIABILITIES	589,721	479,763	587,839
COMMITMENTS AND CONTINGENCIES (NOTE 12)
NONCONTROLLING INTEREST	3,652	9,620	6,617
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 63,573,000, 63,623,000 and 63,887,000 Shares Outstanding at September 30, 2015, June 30, 2015 and September 30, 2014, respectively	766	760	767
Additional Paid-in Capital	356,487	350,256	331,251
Retained Earnings	1,804,482	1,796,361	1,702,289
Accumulated Other Comprehensive Loss	(122,154)	(77,114)	(32,015)
Treasury Stock, at Cost, 12,803,000, 12,414,000 and 12,156,000 Shares at September 30, 2015, June 30, 2015 and September 30, 2014, respectively	(496,212)	(485,453)	(462,121)
TOTAL SHAREHOLDERS' EQUITY	1,543,369	1,584,810	1,540,171
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,136,742	$2,074,193	$2,134,627

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
	(in thousands, except per share amounts)
REVENUE:
Tuition	$396,056	$421,873
Other Educational	45,357	40,171
Total Revenue	441,413	462,044
OPERATING COST AND EXPENSE:
Cost of Educational Services	245,077	246,331
Student Services and Administrative Expense	164,016	177,753
Restructuring Expense	24,073	13,317
Total Operating Cost and Expense	433,166	437,401
Operating Income	8,247	24,643
INTEREST:
Interest Income	127	397
Interest Expense	(2,326)	(393)
Net Interest (Expense) Income	(2,199)	4
Income Before Income Taxes	6,048	24,647
Income Tax Provision	(662)	(4,210)
NET INCOME	5,386	20,437
Net Loss Attributable to Noncontrolling Interest	79	3
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$5,465	$20,440

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS:
Basic	$0.08	$0.32
Diluted	$0.08	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
	(in thousands)

NET INCOME	$5,386	$20,437
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Currency Translation Loss	(44,920)	(16,593)
Change in Fair Value of Available-For-Sale Securities	(120)	(28)
COMPREHENSIVE (LOSS) INCOME	(39,654)	3,816
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,050	602
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$(38,604)	$4,418

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$5,386	$20,437
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	6,238	5,522
Depreciation	19,677	20,448
Amortization	1,348	764
Provision for Refunds and Uncollectible Accounts	20,594	20,575
Deferred Income Taxes	(16)	(2,640)
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	7,952	53
Changes in Assets and Liabilities:
Restricted Cash	2,826	(3,710)
Accounts Receivable	(76,472)	(61,021)
Prepaid Expenses and Other	8,894	9,311
Accounts Payable	(3,303)	10,177
Accrued Salaries, Wages, Benefits and Expenses	(10,363)	(14,814)
Deferred Revenue	133,820	135,961
NET CASH PROVIDED BY OPERATING ACTIVITIES	116,581	141,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(22,753)	(21,152)
Marketable Securities Purchased	(13)	(11)
Purchase of Noncontrolling Interest of Subsidiary	(3,114)	-
NET CASH USED IN INVESTING ACTIVITIES	(25,880)	(21,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	240	3,266
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	279	309
Repurchase of Common Stock for Treasury	(8,255)	(2,485)
Payments of Seller Financed Obligations	(2,931)	(4,097)
NET CASH USED IN FINANCING ACTIVITIES	(10,667)	(3,007)
Effects of Exchange Rate Differences	3,397	(1,973)
NET INCREASE IN CASH AND CASH EQUIVALENTS	83,431	114,920
Cash and Cash Equivalents at Beginning of Period	353,022	358,188
Cash and Cash Equivalents at End of Period	$436,453	$473,108
Non-cash Investing and Financing Activity:
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Option	$(2,775)	$227

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1: INTERIM FINANCIAL STATEMENTS

The interim Consolidated Financial Statements include accounts of DeVry Education Group Inc. (“DeVry Group”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition and results of operations of DeVry Group. The June 30, 2015 data that is presented is derived from audited financial statements.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in DeVry Group's Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three months ended September 30, 2015, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of DeVry Group and its wholly-owned and majority-owned domestic and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported on our Consolidated Balance Sheets. The noncontrolling ownership interest in our earnings is classified as “Net Loss Attributable to Noncontrolling Interest” in our Consolidated Statements of Income. Unless indicated, or the context requires otherwise, references to years refer to DeVry Group’s fiscal years.

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, high-grade commercial paper, money market funds and bankers acceptances with original maturities of three months or less. Short-term investment objectives are to minimize risk and maintain liquidity. These investments are stated at cost (which approximates fair value) because of their short duration or liquid nature. DeVry Group places its cash and temporary cash investments with high credit quality institutions. Cash and cash equivalent balances in U.S. bank accounts are generally in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Cash and cash equivalent balances in Brazilian bank accounts are generally in excess of the deposit insurance limits for Brazilian banks. DeVry Group has not experienced any losses on its cash and cash equivalents.

Management periodically evaluates the creditworthiness of the security issuers and financial institutions with which it invests and maintains deposit accounts.

Financial Aid and Restricted Cash

A significant portion of revenue is received from students who participate in government financial aid and assistance programs which are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S., Canada and Brazil govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, which could include the suspension, limitation or termination from such financial aid programs.

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

Revenue Recognition

Chamberlain College of Nursing (“Chamberlain”), Carrington College (“Carrington”), DeVry Brasil and DeVry University tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”) basic science curriculum revenue is recognized on a straight-line basis over the academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker Professional Education (“Becker”) live classroom and online tuition revenue is recognized on a straight-line basis over the applicable delivery period.

Sales of textbooks, electronic course materials and other educational products, including training services and the Becker self-study products, are included in Other Educational Revenue in the Consolidated Statements of Income. Textbook, electronic course materials and other educational product revenue is recognized when the sale occurs. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenue and recognized when confirmation of course delivery is received.

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

The Provision for Refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, is recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for Refunds were $11.1 million and $8.5 million for the three months ended September 30, 2015 and 2014, respectively.

Provisions for Refunds are monitored and adjusted as necessary within the term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of a term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $63.5 million and $64.2 million at September 30, 2015 and 2014, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income, were $9.4 million and $12.0 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in the provision was the result of lower revenue at DeVry University compared to the prior period.

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three months ended September 30, 2015 and 2014 were $0.4 million and $0.3 million, respectively. As of September 30, 2015 and 2014, the net balance of capitalized software development costs was $28.7 million and $41.8 million, respectively.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In the first three months of fiscal year 2016 and in fiscal year 2015, management consolidated operations at several DeVry University, Carrington and Chamberlain locations. These decisions resulted in pre-tax accelerated depreciation and write-offs of $7.4 million and $0.2 million on leasehold improvements and equipment during the three months ended September 30, 2015 and 2014, respectively. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (see “Note 9: Restructuring Charges”). For a discussion of the impairment of goodwill and intangible assets see “Note 8: Intangible Assets”.

Perkins Program Fund

Carrington and DeVry University are required under U.S. federal aid program regulations to make contributions to the Federal Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal contributions were received in the first three months of fiscal year 2016 or in fiscal year 2015. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at each of September 30, 2015 and 2014. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by Carrington or DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and Carrington or DeVry University to satisfy their respective cumulative contributions to the fund. Authorization of the Federal Perkins Student Loan Program expired on September 30, 2015. DeVry University and Carrington may continue to make Perkins loans to students who received loans in the current or prior year but no loans will be issued to new recipients. DeVry Group expects loans advanced under this program to diminish in succeeding years and to cease altogether within five years.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil’s operations, DeVry University’s Canadian operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three month periods ended September 30, 2015 and 2014 were not material.

Noncontrolling Interest

DeVry Group currently maintains a 97.9% ownership interest in DeVry Brasil with the remaining 2.1% owned by members of the current DeVry Brasil senior management group. Prior to the July 2015 purchase of additional DeVry Brasil stock, DeVry Group’s ownership percentage was 96.3%. Beginning July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry Group. Since the put option is out of the control of DeVry Group, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the Consolidated Balance Sheets.

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

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended September 30,
	2015	2014
Balance at Beginning of Period	$9,620	$6,393
Net Loss Attributable to Noncontrolling Interest	(79)	(3)
Payment for Purchase of Noncontrolling Interest of Subsidiary	(3,114)	-
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Option	(2,775)	227
Balance at End of Period	$3,652	$6,617

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 2,644,000 and 901,000 shares of common stock for the three months ended September 30, 2015 and 2014, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended September 30,
	2015	2014
Weighted Average Shares Outstanding	63,583	63,750
Unvested Participating Restricted Shares	763	851
Basic Shares	64,346	64,601
Effect of Dilutive Stock Options	383	828
Diluted Shares	64,729	65,429

Treasury Stock

DeVry Group’s Board of Directors (the “Board”) has authorized stock repurchase programs on eight occasions (see “Note 6: Share Repurchase Programs”). The eighth repurchase program was approved on August 29, 2012 and commenced in November 2012. Share repurchases under this plan were suspended as of May 2013. In August 2014, the Board approved the extension of the eighth share repurchase program through December 31, 2015, and authorized the recommencement of repurchases under the program which began in September 2014. Shares that are repurchased by DeVry Group are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry Group under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Group Stock Incentive Plans (see “Note 3: Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

Treasury shares are reissued on a monthly basis, at market value, to the DeVry Group Colleague Stock Purchase Plan in exchange for employee payroll deductions. When treasury shares are reissued, DeVry Group uses an average cost method to reduce the Treasury Stock balance. Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein, otherwise such losses are charged to Retained Earnings.

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment, primarily at DeVry Brasil, and unrealized gains on available-for-sale marketable securities, net of the effects of income taxes.

The Accumulated Other Comprehensive Loss balance at September 30, 2015, consists of $122.3 million of cumulative translation losses ($119.7 million attributable to DeVry Group and $2.6 million attributable to noncontrolling interests) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Group. At September 30, 2014, this balance consisted of $32.3 million of cumulative translation losses ($31.1 million attributable to DeVry Group and $1.2 million attributable to noncontrolling interests) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $59.3 million and $66.2 million for the three months ended September 30, 2015 and 2014, respectively.

Restructuring Charges

DeVry Group’s financial statements include charges related to severance and related benefits for reductions in staff and voluntary separation plans. These charges also include early lease termination or cease-of-use costs and losses on disposals of property and equipment related to campus consolidations (see “Note 9: Restructuring Charges”).

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-16: “Business Combinations (Topic 805): Simplifying Accounting for Measurement-Period Adjustments”. This guidance was issued to simplify the accounting for provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and where the provisional amounts have been adjusted during the measurement period. The amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. This guidance will require DeVry Group to record and disclose measurement-period adjustments for future business combinations as a period adjustment as opposed to a retroactive adjustment to the opening balance sheet of the acquired entity.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03: “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This guidance was issued to simplify the presentation of debt issuance costs. The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. DeVry Group’s only debt is a revolving credit facility (see “Note 11: Debt”). This update did not provide guidance specifically addressing debt issuance costs involving revolving credit facilities. As a result, it was announced that the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This is DeVry Group’s current accounting policy with regards to debt issuance costs. As a result, this update will have no effect on DeVry Group’s Consolidated Financial Statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements as well as the transition methodology.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This guidance requires that only disposals representing a strategic shift in operations be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The guidance was effective as of July 1, 2015, and had no effect on DeVry Group’s Consolidated Financial Statements as no discontinued operations are presented in the current period.

Reclassifications

Certain previously reported amounts for Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for fiscal year 2015 have been reclassified to conform to current presentation format. These reclassifications had no effect on reported net income.

NOTE 3: STOCK-BASED COMPENSATION

DeVry Group maintains four stock-based incentive plans: the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan, the Amended and Restated Incentive Plan of 2005 and the Second Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry Group’s common stock. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the granting of stock appreciation rights, restricted stock, performance stock and other stock and cash-based compensation. Though options remain outstanding under the 1999, 2003 and 2005 incentive plans, no further stock-based grants will be issued from these plans. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board. Options are granted for terms of up to ten years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

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

At September 30, 2015, 7,956,296 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock incentive plans.

The following is a summary of options activity for the three months ended September 30, 2015:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2015	3,148,087	$34.86
Options Granted	416,000	26.23
Options Exercised	(12,081)	21.07
Options Forfeited	(4,723)	24.48
Options Expired	(12,742)	40.18
Outstanding at September 30, 2015	3,534,541	33.89	5.90	$6,708
Exercisable at September 30, 2015	2,505,594	$36.11	4.75	$4,776

The following is a summary of stock appreciation rights activity for the three months ended September 30, 2015:

Weighted
	Stock	Weighted	Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic
	Rights	Exercise	Contractual	Value
	Outstanding	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2015	118,065	$42.74
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at September 30, 2015	118,065	42.74	4.45	$-
Exercisable at September 30, 2015	113,444	$43.25	4.18	$-

The total intrinsic value of options exercised for the three months ended September 30, 2015 and 2014 was $0.1 million and $1.8 million, respectively.

The fair value of DeVry Group’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry Group’s stock-based incentive plans during the first three months of fiscal years 2016 and 2015 were $10.17 and $17.17, per share, respectively. The fair value of DeVry Group’s stock option grants were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2016	2015
Expected Life (in Years)	6.78	6.73
Expected Volatility	41.35%	42.04%
Risk-free Interest Rate	1.85%	2.03%
Dividend Yield	1.01%	1.03%
Pre-vesting Forfeiture Rate	3.00%	3.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. DeVry Group’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant and DeVry Group’s long-term historical volatility. The pre-vesting forfeiture rate is based on DeVry Group’s historical stock option forfeiture experience.

If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that DeVry Group records may differ significantly from what was recorded in previous periods.

During the first three months of fiscal year 2016, DeVry Group granted 523,340 shares of restricted stock to selected employees. Of these, 168,390 are performance-based shares which are earned by the recipients over a three-year period based on achievement of certain academic goals when a minimum level of DeVry Group return on invested capital is attained. The remaining 354,950 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over one, three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry Group or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have the right to receive dividend equivalents. This right does not pertain to the performance-based shares. The following is a summary of restricted stock activity for the three months ended September 30, 2015:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2015	1,013,140	$30.42
Shares Granted	523,340	26.16
Shares Vested	(327,338)	26.67
Shares Forfeited	(39,873)	22.67
Nonvested at September 30, 2015	1,169,269	$28.87

The weighted average estimated grant date fair values for restricted stock granted at market price under DeVry Group’s stock-based incentive plans during the first three months of fiscal years 2016 and 2015 were $26.16 and $43.35, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended September 30,
	2015	2014
Cost of Educational Services	$1,996	$1,767
Student Services and Administrative Expense	4,242	3,755
	6,238	5,522
Income Tax Benefit	(2,204)	(2,041)
Net Stock-Based Compensation Expense	$4,034	$3,481

As of September 30, 2015, $31.4 million of total pre-tax unrecognized compensation costs related to non-vested grants is expected to be recognized over a weighted average period of 2.5 years. The total fair value of options and shares vested during the three months ended September 30, 2015 and 2014 was approximately $14.0 million and $15.4 million, respectively.

There were no capitalized stock-based compensation costs at September 30, 2015 and 2014.

DeVry Group has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry Group also may issue treasury shares to satisfy option exercises under certain plans.

NOTE 4: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis include goodwill, intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of September 30, 2015.

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

The following table presents DeVry Group's assets and liabilities at September 30, 2015, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$436,453	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,398	-	-
Institutional Loans Receivable	-	48,742	-
Deferred Acquisition Obligations	-	19,732	-
Total Financial Assets at Fair Value	$439,851	$68,474	$-

Cash and Cash Equivalents and Investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheet as of September 30, 2015 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 5: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations included in Accrued Expenses and Deferred Rent and Other Liabilities on the Consolidated Balance Sheet as of September 30, 2015 is estimated by discounting the future cash flows using current rates for similar arrangements.

As of September 30, 2015, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 5: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its Chamberlain, Carrington and DeVry University institutions as well as selected students at AUC, RUSM and RUSVM. These loan programs are designed to assist the small percentage of students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain, Carrington and DeVry University require that students begin repaying loans while they are still in school with a minimum payment level designed to assure interest does not accrue to the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with a zero percent, 18-month term loan program.

Reserves for uncollectible loans are determined by analyzing the current aging of accounts receivable and historical loss rates of loans at each institution. Management performs this analysis periodically throughout the year. Since all of DeVry Group’s financing receivables are generated through the extension of credit to students to fund educational costs, all such receivables are considered part of the same loan portfolio.

The following table details the institutional loan balances along with the related allowances for credit losses as of September 30, 2015 and 2014 (in thousands).

	As of September 30,
	2015		2014
Gross Institutional Student Loans		$71,774		$67,174

Allowance for Credit Losses

Balance at Beginning of Period	$(20,630)		$(19,868)
Charge-offs	1,726		1,714
Recoveries	(189)		(269)
Additional Provision	(3,939)		(2,668)
Balance at End of Period		(23,032)		(21,091)

Net Institutional Student Loans		$48,742		$46,083

Amounts as of September 30, 2014 have been revised from the prior year for correction of errors in the table.

Of the net balances above, $25.7 million and $22.9 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at September 30, 2015 and 2014, respectively, and $23.0 million and $23.2 million, representing amounts due beyond one year, were classified as Other Assets in the Consolidated Balance Sheets at September 30, 2015 and 2014, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of September 30, 2015 and 2014 (in thousands).

	As of September 30,
	2015	2014
Institutional Student Loans:
Performing	$55,467	$49,952
Nonperforming	16,307	17,222
Total Institutional Student Loans	$71,774	$67,174

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
September 30, 2015	$5,193	$2,602	$2,503	$16,307	$26,605	$45,169	$71,774
September 30, 2014	$5,136	$2,171	$1,426	$17,222	$25,955	$41,219	$67,174

Loans are considered nonperforming if they are more than 120 days past due. At September 30, 2015, nonperforming loans totaled $16.3 million, of which $15.9 million had a specific allowance for credit losses. At September 30, 2014 nonperforming loans totaled $17.2 million, of which $14.7 million had a specific allowance for credit losses.

NOTE 6: SHARE REPURCHASE PROGRAMS

DeVry Group has repurchased shares under the following programs as of September 30, 2015:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	1,674,165	54.4
Totals	12,528,361	$489.4

On August 29, 2012, the Board authorized an eighth share repurchase program, which allowed DeVry Group to repurchase up to $100 million of its common stock through December 31, 2014. This program commenced in November 2012. Repurchases under this program were suspended in May 2013. In August 2014, the Board approved the extension of the eighth share repurchase program through December 31, 2015, and authorized the recommencement of repurchases under the program which began in September 2014. A total of 291,536 shares were repurchased during the three months ended September 30, 2015 for $8.3 million. As of September 30, 2015, the total remaining authorization under this eighth repurchase program was $45.6 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

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

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Damasio’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $46.9 million of acquired intangible assets, $19.3 million was assigned to Accreditations and $8.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately 8 years. The values and estimated useful lives by asset type are as follows (in thousands):

	At February 2, 2015
	Value Assigned	Estimated Useful Life
Franchise Contracts	$13,085	18 years
Student Relationships	5,294	6 years
Test Preparation Relationships	1,193	1 year

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade Ideal

On January 2, 2015, DeVry Brasil completed the acquisition of Faculdade Ideal (“Faci”) which is located in Belém, Pará in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $0.1 million in cash, in exchange for the stock of Faci. The payment was made in the third quarter of fiscal year 2015. Faci offers undergraduate programs in high-demand career fields such as law, education, accounting, technology and engineering. The acquisition of Faci further expands DeVry Brasil’s presence in the northeast and northern areas of the country.

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

Faculdade Martha Falcão

On October 1, 2014, DeVry Brasil completed the acquisition of Faculdade Martha Falcão (“FMF”) which is located in the city of Manaus in the state of Amazonas in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $11.4 million in cash, in exchange for the stock of FMF. The majority of payments were made in the second quarter of fiscal year 2015, with additional aggregate payments of approximately $1.6 million required over the succeeding two years. FMF offers undergraduate and graduate programs in business, accounting, law, information technology and engineering. The FMF acquisition further expands DeVry Brasil’s presence in the northeast and now the northern areas of the country.

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

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include FMF’s strategic fit into DeVry Group’s expanding presence in north and northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $5.2 million of acquired intangible assets, $4.1 million was assigned to Accreditations and $1.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with an average useful life of approximately two years. Its value and estimated useful life by asset type is as follows (in thousands):

	At October 1, 2014
	Value Assigned	Estimated Useful Life
Curriculum	$121	2 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade Diferencial Integral

On July 1, 2013, DeVry Brasil acquired the stock of Faculdade Diferencial Integral (“Facid”), located in the state of Piaui, Brazil, for approximately $16.1 million in cash. In addition, DeVry Brasil is required to make additional aggregate payments of approximately $9.0 million over the next three years. Facid serves students at two campuses in the city of Teresina, and offers degree programs primarily in healthcare, including a Doctor of Medicine (M.D.) program. Facid also offers undergraduate degrees in other healthcare fields such as nursing, pharmacy and dentistry, as well as a law program.

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

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Facid’s strategic fit into DeVry Group’s expanding presence in north and northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $17.7 million of acquired intangible assets, $15.2 million was assigned to Accreditations and $1.9 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with an average useful life of approximately 15 years. Its value and estimated useful life by asset type is as follows (in thousands):

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

Intangible assets consist of the following (in thousands):

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$6,111	$(3,360)	(a)
Customer Relationships	400	(140)	10 Years
Test Prep Relationships	808	(539)	1 Year
Non-compete Agreements	940	(658)	5 Years
Curriculum/Software	1,922	(1,506)	(b)
Outplacement Relationships	3,900	(1,829)	15 Years
Franchise Contracts	8,864	(328)	18 Years
Clinical Agreements	328	(49)	15 Years
Trade Names	957	(622)	10 Years
Total	$24,230	$(9,031)
Indefinite-lived Intangible Assets:
Trade Names	$45,566
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	45,291
Total	$288,942

(a)	The total weighted average estimated amortization period for Student Relationships is 6 years for Faculdade Boa Viagem ("FBV"), 5 years for Centro Universitário Vale do Ipojuca ("Unifavip") and 6 years for Damasio.
(b)	The total weighted average estimated amortization period for Curriculum is 5 years for Becker and 2 years for DeVry Brasil.

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$80,591	$(79,224)
Customer Relationships	3,561	(1,171)
Non-compete Agreements	2,483	(2,013)
Curriculum/Software	3,110	(2,351)
Outplacement Relationships	3,900	(1,569)
Clinical Agreements	530	(44)
Trade Names	5,612	(4,917)
Total	$99,787	$(91,289)
Indefinite-lived Intangible Assets:
Trade Names	$40,454
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	41,583
Total	$280,122

Amortization expense for amortized intangible assets was $1.2 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

Fiscal Year	Carrington	DeVry Brasil	Becker	Total
2016	$195	$1,742	$415	$2,352
2017	260	1,319	312	1,891
2018	260	1,073	40	1,373
2019	260	929	40	1,229
2020	260	715	40	1,015
Thereafter	836	6,433	70	7,339

All amortizable intangible assets except Student Relationships are being amortized on a straight-line basis. The amount being amortized for Student Relationships is based on the estimated progression of the students through the respective FBV, Unifavip and Damasio programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants.

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

For goodwill, DeVry Group estimates the fair value of its reporting units primarily using a discounted cash flow model utilizing inputs which include projected operating results and cash flows from management’s long-term plan. If the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, DeVry Group determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 13% to 15% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment, increased competition, innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others. Management concluded that no triggering event had occurred during the first quarter of fiscal year 2016.

This interim triggering event analysis was based on the fact that the estimated fair values of DeVry Group’s reporting units exceeded their carrying values by at least 25% as of the end of fiscal year 2015, except that of Carrington where the excess was 8%. Carrington’s revenue and operating margins have improved over the past two years such that no indicator of impairment currently exists with this reporting unit. Should declines in student enrollment at Carrington result in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value, and goodwill and intangible assets could be impaired. This could require a write-off of up to $168.1 million. The estimated fair values of DeVry Group’s indefinite-lived intangible assets exceeded their carrying values by no less than 56% as of the end of fiscal year 2015, except the AUC accreditation where the excess was 7%. Operating income at all reporting units in the first quarter of fiscal year 2016 was not materially different from the budgeted operating income that was used in the impairment analysis as of May 31, 2015; thus, management does not believe any of the reporting unit fair values would have declined enough to fall below the carrying values.

Although the DeVry University reporting unit experienced a 21.7% decline in revenue and a generated an operating loss (as planned) in the first quarter of fiscal year 2016 as compared to the year-ago quarter, this reporting unit exceeded budgeted operating results by $2.7 million. As a result, management did not believe business conditions had deteriorated such that it was more likely than not that the fair value of DeVry University was below carrying value for this reporting unit or its associated indefinite-lived intangible assets as of September 30, 2015. Should declines in student enrollment at DeVry University result in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value, and goodwill and intangible assets could be impaired. This could require a write-off of up to $23.8 million.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At September 30, 2015, intangible assets from business combinations totaled $304.1 million, and goodwill totaled $533.2 million. Together, these assets equaled approximately 39% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit as of September 30, 2015 (in thousands):

Reporting Unit	As of September 30, 2015
American University of the Caribbean School of Medicine	$68,321
Ross University School of Medicine and Ross University School of Veterinary Medicine	237,173
Chamberlain College of Nursing	4,716
Carrington College	98,784
DeVry Brasil	69,379
Becker Professional Education	32,610
DeVry University	22,196
Total	$533,179

The table below summarizes goodwill balances by reporting segment as of September 30, 2015 (in thousands):

Reporting Segment	As of September 30, 2015
Medical and Healthcare	$408,994
International and Professional Education	101,989
Business, Technology and Management	22,196
Total	$533,179

The table below summarizes the changes in the carrying amount of goodwill by segment as of September 30, 2015 (in thousands):

	Medical and Healthcare		International	Business,
	Gross	Accumulated Impairment Losses	and Professional Education	Technology and Management	Total
Balance at June 30, 2013	$495,927	$(86,933)	$77,747	$22,196	$508,937
Acquisitions	-	-	9,675	-	9,675
Foreign currency exchange rate changes	-	-	1,267	-	1,267
Balance at June 30, 2014	495,927	(86,933)	88,689	22,196	519,879
Acquisitions	-	-	55,915	-	55,915
Foreign currency exchange rate changes	-	-	(23,465)	-	(23,465)
Balance at June 30, 2015	495,927	(86,933)	121,139	22,196	552,329
Foreign currency exchange rate changes	-	-	(19,150)	-	(19,150)
Balance at September 30, 2015	$495,927	$(86,933)	$101,989	$22,196	$533,179

The decrease in the goodwill balance from June 30, 2015 in the International and Professional Education segment is the result of changes in the value of the Brazilian Real and British Sterling Pound as compared to the U.S. dollar. Since DeVry Brasil and Becker Europe goodwill is recorded in each group’s respective local currency, fluctuations in the respective local currency’s value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment as of September 30, 2015 (in thousands):

Reporting Segment	As of September 30, 2015
Medical and Healthcare	$204,700
International and Professional Educational	82,597
Business, Technology and Management	1,645
Total	$288,942

Total indefinite-lived intangible assets decreased by $14.9 million from June 30, 2015. The decrease is the result of changes in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9: RESTRUCTURING CHARGES

During the first quarter of fiscal year 2016, DeVry Group recorded pre-tax charges related to real estate consolidations of $18.8 million. Also during the first quarter of fiscal year 2016, DeVry University implemented a reduction in force (“RIF”) which reduced DeVry University’s workforce by 104 total positions and resulted in pre-tax charges of $5.3 million during the first quarter of fiscal year 2016. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in the first quarter of fiscal year 2016 as follows: $0.4 million to Medical and Healthcare and $23.7 million to Business, Technology and Management.

During the first quarter of fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $1.1 million. Also during the first quarter of fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a RIF. These actions reduced DeVry University’s workforce by 114 total positions and resulted in pre-tax charges of $12.2 million during the first quarter of fiscal year 2015. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in the first quarter of fiscal year 2015 as follows: $0.7 million to Medical and Healthcare and $12.6 million to Business, Technology and Management.

The following table summarizes the separation and restructuring plan activity for the fiscal years 2016 and 2015, for which cash payments are required (in millions):

Liability balance at June 30, 2014	$15.4
Increase in liability (separation and other charges)	42.0
Reduction in liability (payments and adjustments)	(30.4)
Liability balance at June 30, 2015	27.0
Increase in liability (separation and other charges)	19.7
Reduction in liability (payments and adjustments)	(14.4)
Liability balance at September 30, 2015	$32.3

 Of this liability balance, $15.1 million is recorded as Accrued Expenses and $17.2 million is recorded as Deferred Rent and Other Liabilities in the Consolidated Balance Sheet at September 30, 2015. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to nine years.

NOTE 10: INCOME TAXES

Taxes on income were 10.9% for the first quarter of fiscal year 2016, compared to 17.1% for the first quarter of fiscal year 2015. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the U.S. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of September 30, 2015 and 2014, cumulative undistributed earnings attributable to international operations were approximately $797 million and $675 million, respectively.

NOTE 11: DEBT

DeVry Group had no outstanding borrowings under its credit facility at September 30, 2015 and 2014. DeVry Group does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV, Facid, Faculdade DeVry João Pessoa (“Joao Pessoa”), FMF and Damasio (see “Note 7: Business Combinations” for discussion of the Facid, FMF and Damasio acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as certain conditions of the purchase are met.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on the DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $0.1 million and $7.8 million as of September 30, 2015 and 2014, respectively. As of September 30, 2015, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of September 30, 2015. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education composite Equity, Primary Reserve and Net Income financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry Group was in compliance with the debt covenants as of September 30, 2015.

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

On January 28, 2014, DeVry Group received a CID for information from the Federal Trade Commission (“FTC”) relating to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The stated nature and scope of the CID was to determine whether unnamed persons and/or entities have violated Section 5 of the Federal Trade Commission Act, 15 U.S.C. § 45, as amended and, if so, whether further FTC action would be in the public interest. Since receiving the CID, DeVry Group has negotiated its scope with the FTC to the operations of DeVry Group’s Title IV eligible institutions, including DeVry University, produced responsive information, and engaged in discussions with the FTC regarding concerns and potential claims. DeVry Group continues to cooperate with the FTC’s inquiry and will take every opportunity to address any concerns or potential claims and demonstrate that the FTC should close its inquiry.

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

On April 10, 2015, DeVry Group received CIDs from the Office of the United States Attorney for the Northern District of Ohio (“U.S. Attorney”) relating to allegations under the False Claims Act that DeVry University offered an associate degree program in Health Information Technology without providing necessary information to applicants regarding requirements for obtaining a degree and a job in the health information technology field upon graduation. The CIDs requested documents and information relating to the Health Information Technology program from 2007 through April 1, 2015. DeVry Group fully cooperated with the U.S. Attorney’s inquiry and provided responsive information.

On July 20, 2015, the U.S. Attorney filed a notice (“Notice”) of the United States’ election not to intervene in the matter pending under seal in the United States District Court for the Northern District of Ohio and captioned United States of America ex rel. Patrice Sidler v. DeVry, Inc. [sic] et al., Case No. 1:13CV436. Given the United States’ election not to intervene, the district court entered an order on July 30, 2015 unsealing the complaint originally filed by Relator Sidler on February 28, 2013 (the “Complaint”). On October 1, 2015, the Relator filed with the Court a motion to voluntarily dismiss the Complaint. On October 2, 2015, the Government filed its notice of consent to the voluntary dismissal of the action and the Court entered an order granting the dismissal of the action without prejudice that same day.

NOTE 13: SEGMENT INFORMATION

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

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry Group’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before noncontrolling interest, income taxes and interest. Interest and certain home office related expenses are reconciling items in arriving at consolidated income before income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable Home Office and Other assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as Home Office and Other assets. The accounting policies of the segments are the same as those described in “Note 2: Summary of Significant Accounting Policies”.

Following is a tabulation of business segment information based on the segmentation for the three months ended September 30, 2015 and 2014. Home Office and Other information is included where it is needed to reconcile segment data to the Consolidated Financial Statements (in thousands).

	For the Three Months Ended September 30,
	2015	2014
Revenue:
Medical and Healthcare	$223,984	$206,012
International and Professional Education	58,673	53,203
Business, Technology and Management	159,466	203,641
Intersegment Revenue and Other	(710)	(812)
Total Consolidated Revenue	$441,413	$462,044
Operating Income (Loss):
Medical and Healthcare	$34,252	$37,643
International and Professional Education	2,038	4,738
Business, Technology and Management	(25,249)	(12,468)
Home Office and Other	(2,794)	(5,270)
Total Consolidated Operating Income	$8,247	$24,643
Interest:
Interest Income	$127	$397
Interest Expense	(2,326)	(393)
Net Interest (Expense) Income	(2,199)	4
Total Consolidated Income Before Income Taxes	$6,048	$24,647
Segment Assets:
Medical and Healthcare	$1,231,104	$1,232,199
International and Professional Education	337,036	311,212
Business, Technology and Management	471,571	456,780
Home Office and Other	97,031	134,436
Total Consolidated Assets	$2,136,742	$2,134,627
Additions to Long-lived Assets:
Medical and Healthcare	$10,668	$15,773
International and Professional Education	5,661	2,744
Business, Technology and Management	3,183	1,218
Home Office and Other	3,241	1,417
Total Consolidated Additions to Long-lived Assets	$22,753	$21,152
Depreciation Expense:
Medical and Healthcare	$7,934	$6,401
International and Professional Education	1,434	1,470
Business, Technology and Management	7,309	9,422
Home Office and Other	3,000	3,155
Total Consolidated Depreciation	$19,677	$20,448
Intangible Asset Amortization Expense:
Medical and Healthcare	$60	$162
International and Professional Education	1,112	602
Total Consolidated Amortization	$1,172	$764

Certain amounts reported for Segment Assets in fiscal year 2015 have been reclassified to conform to current year segment classification.

DeVry Group conducts its educational operations in the U.S., the Caribbean Islands (countries of Dominica, St. Kitts and St. Maarten), Brazil, Canada, Europe, the Middle East and the Pacific Rim. Other International Revenue, which are derived principally from Canada, Europe and the Pacific Rim, were less than 5% of total revenue for each of the three month periods ended September 30, 2015 and 2014. Revenue and long-lived assets by geographic area are as follows (in thousands):

	For the Three Months Ended September 30,
	2015	2014
Revenue from Unaffiliated Customers:
Domestic Operations	$323,998	$349,089
International Operations:
Dominica, St. Kitts and St. Maarten	82,849	82,111
Brazil	33,252	29,348
Other	1,314	1,496
Total International	117,415	112,955
Total Consolidated Revenue	$441,413	$462,044
Long-lived Assets:
Domestic Operations	$347,188	$378,029
International Operations:
Dominica, St. Kitts and St. Maarten	184,731	172,988
Brazil	49,322	44,741
Other	67	157
Total International	234,120	217,886
Total Consolidated Long-lived Assets	$581,308	$595,915

No one customer accounted for more than 10% of DeVry Group's consolidated revenue.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, DeVry Group offers (free of charge) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the Securities and Exchange Commission (“SEC”). DeVry Group’s website is http://www.devryeducationgroup.com.

The following discussion of DeVry Group’s results of operations and financial condition should be read in conjunction with DeVry Group’s Consolidated Financial Statements and the related Notes thereto in “Item 1 – Financial Statements” in this Quarterly Report on Form 10-Q and DeVry Group’s Consolidated Financial Statements and related Notes thereto in “Item 8 – Financial Statements and Supplementary Data” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. DeVry Group’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry Group’s financial statements. These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, building and equipment; stock-based compensation; valuation of goodwill and other intangible assets; valuation of long-lived assets; and income taxes.

The seasonal pattern of DeVry Group’s enrollments and its educational programs starting dates affect the results of operations and the timing of cash flows. Therefore, management believes that comparisons of its results of operations should primarily be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry Group’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Group or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry Group’s results are described throughout this report, including those in Note 12 to the Consolidated Financial Statements, in Part II, “Item 1 – Legal Proceedings”, in Part II, “Item 1A – Risk Factors”, and in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on August 27, 2015, including, without limitation, in “Item 1A – Risk Factors” and in the subsections of “Item 1 – Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality” and “Employees.”

All forward-looking statements included in this report speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we are not under any obligation to update any forward-looking information whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

OVERVIEW

During the first quarter of fiscal year 2016, DeVry Group’s revenue and net income decreased as compared to the year-ago quarter. Revenue in the Business, Technology and Management segment declined in the first quarter, partially offset by revenue growth in the Medical and Healthcare and International and Professional Education segments. Operational and financial highlights for the first quarter of fiscal year 2016 include:

•	Chamberlain College of Nursing (“Chamberlain”) grew its revenue by more than 22% as compared to the year-ago quarter. For the September 2015 session, total student enrollment at Chamberlain increased 23.3% to 25,802 students as compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations and opened a new campus in Irving, Texas in September 2015.

•	American University of the Caribbean School of Medicine (“AUC”) enrolled its largest incoming classes for the September 2015 term.

•	Abhay Ghiara, Fulbright Scholar and senior professor of arts, humanities and economics at DeVry University, was selected to be a peer reviewer and evaluator for the Fulbright Commission.

•	DeVry Group recorded pre-tax restructuring charges of $24.1 million in the first quarter of fiscal year 2016. Of these charges, $5.3 million relates to severance for workforce reductions and $18.8 million relates to real estate consolidations. During the remainder of fiscal year 2016, DeVry Group expects to continue cost control efforts which may result in additional restructuring charges. Expense reductions of over $125 million are expected for fiscal year 2016 related to restructuring and other cost saving initiatives, primarily within DeVry University.

•	DeVry Group’s financial position remained strong, generating $116.6 million of operating cash flow during the first three months of fiscal year 2016. As of September 30, 2015, cash and cash equivalents totaled $436.5 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the first quarters of fiscal year 2016 and 2015, DeVry Group recorded restructuring charges related to workforce reductions and real estate consolidations at DeVry University and real estate consolidations at Carrington College (“Carrington”) in order to align its cost structure with enrollments. The following table illustrates the effects of restructuring charges on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these special items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the special nature of the restructuring charges. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months Ended September 30,
	2015	2014
Net Income	$5,465	$20,440
Earnings per Share (diluted)	$0.08	$0.31
Restructuring Expense (net of tax)	$19,012	$10,452
Effect on Earnings per Share (diluted)	$0.30	$0.16
Net Income Excluding Restructuring Expense (net of tax)	$24,477	$30,892
Earnings per Share Excluding Restructuring Expense (diluted)	$0.38	$0.47
Shares used in diluted EPS calculation	64,729	65,429

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first three months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended September 30,
	2015	2014
Revenue	100.0%	100.0%
Cost of Educational Services	55.5%	53.3%
Student Services and Administrative Expense	37.2%	38.5%
Restructuring Expense	5.5%	2.9%
Total Operating Cost and Expense	98.1%	94.7%
Operating Income	1.9%	5.3%
Net Interest (Expense) Income	(0.5)%	0.0%
Income Before Income Taxes	1.4%	5.3%
Income Tax Provision	(0.1)%	(0.9)%
Net Income	1.2%	4.4%
Net Loss Attributable to Noncontrolling Interest	0.0%	0.0%
Net Income Attributable to DeVry Education Group	1.2%	4.4%

REVENUE

Total consolidated revenue for the first quarter of fiscal year 2016 of $441.4 million decreased $20.6 million, or 4.5%, as compared to the year-ago quarter. The decrease in first quarter revenue was driven primarily by a planned decline in student enrollments at DeVry University where revenue decreased by 21.7% compared to the year-ago quarter. Partially offsetting this revenue decline in the first quarter was an increase in revenue of 8.7% within the Medical and Healthcare segment compared to the year-ago quarter primarily driven by growth in total student enrollment and tuition price increases. Also, revenue within the International and Professional Education segment, rose 10.3% as compared to the year-ago quarter primarily as a result of both organic growth and impacts of fiscal year 2015 acquisitions at DeVry Brasil.

Management expects that for the second quarter of fiscal year 2016 revenue will decrease approximately 6% as compared to the second quarter of fiscal year 2015, driven by DeVry University’s continuing revenue declines resulting from the impact of lower new and total student enrollments and the expected decline in the value of the Brazilian Real as compared to the U.S. dollar. This decreased revenue is expected to be partially offset by anticipated revenue growth within the Medical and Healthcare and International and Professional Education segments.

Medical and Healthcare

Medical and Healthcare segment revenue increased 8.7% to $224.0 million in the first quarter of fiscal year 2016 as compared to the year-ago quarter. Higher total student enrollment for the quarter at Chamberlain and DeVry Medical International (“DMI”) were the drivers of revenue growth. Key trends for DMI, Chamberlain and Carrington are set forth below. See the discussion following the enrollment information for explanations of the trends.

DeVry Medical International

DeVry Medical International Student Enrollment:

	Fiscal Year 2016	Fiscal Year 2015
Term	Sept. 2015	Sept. 2014	Jan. 2015	May 2015
New Students	991	842	560	617
% Change from Prior Year	17.7%	(13.9)%	(3.8)%	11.2%
Total Students	6,546	6,406	6,146	5,978
% Change from Prior Year	2.2%	(0.8)%	(7.9)%	0.9%

At DMI, new and total student enrollment in the May 2015 semester, which contributed revenue for the first two months of fiscal year 2016, increased 11.2% and 0.9%, respectively, from the May 2014 semester. In the September 2015 semester, new student enrollment increased 17.7% and total student enrollment increased 2.2% from the September 2014 semester. Management believes the recent enrollment increase is the result of new marketing efforts and organizational changes which provide more focus on and support to each of the medical schools.

Management believes the demand for medical education remains strong and can support management expectations to grow new enrollments in the low-single digit range over the long-term; however, heightened competition may adversely affect DMI’s ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences and clinical rotation portions of AUC’s medical program were $20,250 and $22,650, respectively, per semester. These tuition rates represent an increase of 3.5% from the September 2014 rates.

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences portion of the programs at Ross University School of Medicine (“RUSM”) were $20,580 per semester. Tuition and fees for the clinical portion of the program were $22,710 per semester. These tuition rates represent an increase of 4.6% from the September 2014 rates.

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences portion of the programs at Ross University School of Veterinary Medicine (“RUSVM”) were $18,310 per semester. Tuition and fees for the clinical portion of the program were $22,985 per semester. These tuition rates represent an increase of 3.3% from the September 2014 rates.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of books, supplies, transportation and living expenses.

Chamberlain College of Nursing

Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015
New Students	2,180	4,942
% Change from Prior Year	5.5%	27.9%
Total Students	21,760	25,802
% Change from Prior Year	23.6%	23.3%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
New Students	2,066	3,864	2,137	3,702	2,166	3,205
% Change from Prior Year	60.8%	14.3%	9.5%	5.7%	3.5%	2.0%
Total Students	17,603	20,920	20,807	23,055	23,108	23,044
% Change from Prior Year	39.2%	33.3%	32.3%	27.1%	27.1%	21.7%

Continued market demand for nurses positively influenced career decisions of new students to select this field of study. The historical trend of increases in new student enrollments is attributable to increased demand for Chamberlain’s Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree option, Master of Science in Nursing (“MSN”), Family Nurse Practitioner (“FNP”) and Doctor of Nursing Practice (“DNP”) degree programs, the addition of several new campus locations, campus expansion and organic growth at existing locations.

Tuition Rates:

•	Effective for sessions beginning in July 2015, tuition is $665 per credit hour for students enrolling in one to six credit hours per session in the Chamberlain BSN, Associate Degree in Nursing (“ADN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate is unchanged as compared to the prior year. Tuition is $400 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2015, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree option. This tuition rate is unchanged from the July 2014 tuition rate. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year. The online DNP program is offered at $750 per credit hour. This tuition rate is unchanged from the July 2014 tuition rate.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2016	Fiscal Year 2015
Term	Sept. 2015	Sept. 2014	Dec. 2014	Mar. 2015	June 2015
New Students	2,584	2,623	1,951	2,187	2,771
% Change from Prior Year	(1.5)%	(4.0)%	14.4%	(2.7)%	56.9%
Total Students	7,560	7,634	7,444	7,639	7,508
% Change from Prior Year	(1.0)%	(0.9)%	1.2%	(1.5)%	2.1%

For the three months ended September 30, 2015, new and total student enrollment decreased 1.5% and 1.0%, respectively, from the year-ago period. The decline was the result of lower enrollment in two programs in a few markets. Management expects both enrollment and revenue growth in the second quarter of fiscal year 2016.

Tuition rates:

•	On a per credit hour basis, tuition for Carrington programs ranges from $302 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $335 to $371 per credit hour. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books, program-specific supplies and/or testing. A student services fee ranging from $75 to $150, depending on the program, is charged as well. Total program tuition ranges from approximately $12,000 to $15,000 for most certificate programs up to approximately $60,000 for a few advanced programs.

International and Professional Education

International and Professional Education segment revenue increased 10.3% to $58.7 million in the first quarter of fiscal year 2016 as compared to the year-ago quarter. First quarter revenue at DeVry Brasil increased 13.3% as compared to the year-ago quarter. The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported revenue for the first quarter by approximately $19.6 million. Without this currency effect, revenue at DeVry Brasil would have risen approximately 80% in the first quarter as compared to the year-ago quarter. In addition to revenue growth within existing institutions, the fiscal year 2015 acquisitions of Faculdade Martha Falcão (“FMF”), Faculdade Ideal (“Faci”) and Damásio Educacional (“Damasio”) contributed more than half of this revenue growth. Revenue at Becker Professional Education (“Becker”) also increased 6.6% in first quarter of fiscal year 2016 as compared to the year-ago quarter, which was driven by an increase in the number of CPA exam review students.

Though Brazil continues to face a slowing economy and this economic environment continues to present challenges to growth in the education sector, DeVry Brasil has been able to steadily increase enrollment through its emphasis on quality and brand recognition. Management believes new student enrollment growth for the second half of fiscal year 2016 will be flat. However, should economic conditions continue to weaken and austerity measures be instituted by the Brazilian government, DeVry Brasil’s ability to grow its student enrollment may be diminished.

Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil Student Enrollment:

	Fiscal Year 2016	Fiscal Year 2015
Term	Sept. 2015	Sept. 2014	Mar. 2015
New Students	14,399	5,217	18,173
% Change over Prior Year	176.0%	37.8%	105.5%
Total Students	57,819	33,591	58,724
% Change over Prior Year	72.1%	14.5%	77.9%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damasio. The acquisitions of FMF, Faci and Damasio, which all occurred after the first quarter of fiscal year 2015, added 9,444 new student enrollments and 22,249 total student enrollments to the September 2015 semester totals. Excluding the effect of these recent acquisitions, new enrollment decreased 5.0% and total enrollment increased 5.9% in the September semester compared to the year-ago September semester.

In addition, as of the September 2015 semester, DeVry Brasil enrolled 233 new students and 1,362 total students in Pronatec, a federal government-sponsored certificate program that aims to increase the number of technical and vocational students in Brazil. These students are not counted in the reported enrollment figures for the semester.

DeVry Brasil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”) which may impose limits on the number of students who can be enrolled in its programs. As of September 30, 2015, no DeVry Brasil institution is subject to restrictions on the number of overall students and the ability to launch new programs. Previous restrictions at Faculdade Área1 (“Área1”) were removed in September 2015.

DeVry Brasil students are eligible for loans under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program, which is financed by the Brazilian government. As of September 30, 2015, approximately 40% of DeVry Brasil’s degree-seeking students have obtained financing under the FIES program. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping achieve the national goal of college graduates. However, recently enacted changes to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts from 732,000 in calendar 2014 to 300,000 in calendar 2015, decreasing the monthly minimum family income thresholds that cannot be exceeded in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government changed the number of annual payments to participating institutions from 12 to 8 installments and increased the annual interest rate borrowers are charged from 3.4% to 6.5%. The DeVry Brasil institutions have increased efforts to attract more non-FIES students in order to reduce dependency on this program. Also, DeVry Brasil is working with private lenders to increase funding sources for prospective students. DeVry Brasil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing FIES loans. However, the changes in the FIES program have impacted DeVry Brasil’s growth and liquidity due to fewer students qualifying for the FIES program and by lengthening the reimbursement period from the Brazilian government. As a result of this change, the FIES accounts receivable increased from R$47 million (approximately US$12 million) at September 30, 2014 to R$97 million (approximately US$24 million) as of September 30, 2015.

Business, Technology and Management

Revenue in DeVry Group’s Business, Technology and Management segment, which is composed solely of DeVry University, decreased 21.7% to $159.5 million in the first quarter of fiscal year 2016, as compared to the year-ago quarter, as a result of a planned decline in student enrollment as DeVry University repositions itself for growth. Enrollment declines are expected to continue for the remainder of fiscal year 2016, which will result in lower revenue. Key trends in enrollment and tuition pricing are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015
New Students	4,000	4,006
% Change over Prior Year	(18.6)%	(24.0)%
Total Students	31,293	31,843
% Change over Prior Year	(15.9)%	(20.1)%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
New Students	4,915	5,268	4,201	4,282	4,156	3,817
% Change over Prior Year	(13.4)%	(20.0)%	(12.9)%	(12.8)%	(17.2)%	(13.0)%
Total Students	37,210	39,857	38,235	37,922	36,188	34,524
% Change over Prior Year	(12.2)%	(15.1)%	(12.6)%	(15.9)%	(15.0)%	(17.8)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015
Total Coursetakers	12,084	12,937
% Change from Prior Year	(12.7)%	(16.7)%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
Total Coursetakers	13,845	15,532	15,136	15,108	14,651	13,798
% Change from Prior Year	(14.0)%	(13.4)%	(9.8)%	(12.8)%	(9.5)%	(13.0)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Management believes the decreases in undergraduate and graduate enrollment have been due to lower demand from DeVry University’s target student segment driven by heightened competition from both public-sector and private-sector education providers, the availability of lower cost degrees, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. Management believes heightened competition at the local level has increased, as local colleges have started targeting adult students to a much greater extent, also local public-sector and independent colleges are taking share from national competitors. Pricing pressure is increasing, and while students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than many of its public and private-sector competitors.

To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy which includes both near-term actions to stabilize enrollments and sustain positive economics and longer-term investments to increase competitiveness and differentiation. Over the long-term, management’s goal is to transform DeVry University by bolstering its value proposition and student experience to help it better compete in the ever-changing higher education landscape. This will be accomplished with strategic use of marketing and by meeting student needs by offering affordable, career-oriented programs.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year, DeVry University has reduced costs through staffing adjustments, managing open positions, consolidating locations, optimizing course scheduling to better utilize classrooms, simplifying program offerings and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 22 campus locations and completed several campus size reductions. As of the commencement of the September 2015 session, DeVry University operates 77 campus locations. An additional 16 campus locations are expected to close by the end of fiscal year 2016.

Tuition rates:

•	In July 2014, DeVry University froze both undergraduate and graduate tuition rates for the school year which ended in June 2015. This tuition freeze remains in effect in fiscal year 2016. Management believes this will help to increase interest from potential students and positively impact persistence among its current students. Beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate was increased from 7 hours to 8.

•	For fiscal year 2016, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in one to seven credit hours per session and $365 per credit hour for each credit hour in excess of seven credit hours for continuing students. Beginning in September 2015, new student undergraduate tuition is $609 per every credit hour with no reduced price at higher credit hour levels. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	For fiscal year 2016, Keller Graduate School of Management program tuition per course is $2,298. This rate is unchanged from the prior year.

•	Any tuition rate increases after July 2015 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities and the provision for uncollectible student accounts.

DeVry Group’s Cost of Educational Services decreased 0.5% to $245.1 million during the first quarter of fiscal year 2016 as compared to the year-ago quarter. This decrease is primarily the result of cost reduction measures at DeVry University partially offset by costs that were incurred to support a higher number of total student enrollments for Chamberlain and DeVry Brasil as compared to the year-ago quarter and the need to support continued growth at DMI. Cost of Educational Services within DeVry University were lower by 18.5% in the first quarter of fiscal year 2016 as compared to the prior year. The costs at DeVry Brasil for fiscal year 2016 include the expenses of FMF, Faci and Damasio which were all acquired during fiscal year 2015 (combined effect of $9.8 million increase in Cost of Educational Services expense).

As a percentage of revenue, Cost of Educational Services increased to 55.5% in the first quarter of fiscal year 2016 compared to 53.3% during the year-ago quarter. The increase was primarily the result of costs that were incurred to support Medical and Healthcare segment growth and decreased operating leverage within DeVry University.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 7.7% to $164.0 million during the first quarter of fiscal year 2016 as compared to the year-ago quarter. The decrease was primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and theDeVry Group home office. Also, management is finding ways to be more efficient in marketing and recruiting efforts. Student Services and Administrative Expense within DeVry University was lower by 23.6% in the first quarter of fiscal year 2016 as compared to the prior year. This reduction was partially offset by the expense growth necessary to support the operations of DeVry Group’s other institutions (DMI, Chamberlain, DeVry Brasil and Becker) as well as an increase in legal fees related to an ongoing Federal Trade Commission (“FTC”) inquiry as described in “Note 12: Commitments and Contingencies” to the Consolidated Financial Statements. The costs at DeVry Brasil for the first quarter of fiscal year 2016 include the expenses of FMF, Faci and Damasio which were all acquired during fiscal year 2015. Amortization of finite-lived intangible assets in connection with acquisitions of institutions increased by $0.4 million during the first quarter of fiscal year 2016 as compared to the year-ago quarter as a result of the intangible assets added with the DeVry Brasil acquisitions in fiscal year 2015. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 37.2% in the first quarter of fiscal year 2016 from 38.5% during the year-ago quarter. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that for the second quarter of fiscal year 2016, total operating costs will decrease by approximately 6% as compared to the second quarter of fiscal year 2015, driven by the impact of savings from DeVry Group’s continued cost reduction measures which will be partially offset by increases related to the acquisitions at DeVry Brasil and the opening of additional Chamberlain campuses.

Restructuring Expense

During the first quarter of fiscal year 2016, DeVry Group recorded pre-tax charges related to real estate consolidations of $18.8 million. Also during the first quarter of fiscal year 2016, DeVry University implemented a reduction in force (“RIF”) which reduced DeVry University’s workforce by 104 total positions and resulted in pre-tax charges of $5.3 million during the first quarter of fiscal year 2016. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in the first quarter of fiscal year 2016 as follows: $0.4 million to Medical and Healthcare and $23.7 million to Business, Technology and Management.

During the first quarter of fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $1.1 million. Also during the first quarter of fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a RIF. These actions reduced DeVry University’s workforce by 114 total positions and resulted in pre-tax charges of $12.2 million during the first quarter of fiscal year 2015. These charges represented severance pay and benefits for these employees. These restructuring costs were allocated to the segments as follows: $0.7 million to Medical and Healthcare and $12.6 million to Business, Technology and Management.

Cash payments for the fiscal year 2016 and 2015 charges were approximately $14.4 million in the first quarter of fiscal year 2016. The remaining accrual for these charges is $32.3 million as of September 30, 2015. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to nine years. Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2016 as DeVry Group continues to reduce cost where enrollment levels necessitate such realignment of expense.

Management expects future charges for real estate consolidations and severance pay and benefits for workforce reductions to be in the range of $10-20 million. Most of these charges are expected to occur in the Business, Technology and Management segment.

OPERATING INCOME

Total consolidated operating income for the first quarter of fiscal year 2016 of $8.2 million decreased 66.5% as compared to the year-ago quarter. The primary drivers of the decrease in operating income were an increase in restructuring expense and the revenue decline at DeVry University. Excluding the effect of restructuring expense, consolidated operating income decreased 14.9% in the first quarter of fiscal year 2016 as compared to the year-ago quarter. The effect on operating income of the revenue declines at DeVry University was partially offset by cost reductions in this segment.

Medical and Healthcare

Medical and Healthcare segment operating income decreased 9.0% to $34.3 million during the first quarter of fiscal year 2016, as compared to the year-ago quarter. Excluding the effect of restructuring expense, segment operating income decreased 9.6% for the first quarter of fiscal year 2016 as compared to the year-ago quarter. The decrease in operating income is a result of an increase in home office expenses to support growth and expense incurred as a result of Tropical Storm Erika.

International and Professional Education

International and Professional Education segment operating income decreased 57.0% to $2.0 million during the first quarter of fiscal year 2016, as compared to the year-ago quarter. The decreased operating income was primarily driven by an increase in home office expense to support growth, increased investments in Becker’s curriculum development and the net effect of the decline in value of the Brazilian Real as compared to the U.S. dollar. This currency effect reduced reported operating income by $0.9 million in the first quarter of fiscal year 2016.

Business, Technology and Management

Business, Technology and Management segment operating loss was $25.2 million for the first quarter of fiscal year 2016, compared to an operating loss of $12.5 million in the year-ago quarter. The operating loss experienced in the first quarter of fiscal year 2016 was primarily the result of a decline in revenue and an increase of $11.1 million in restructuring charges recorded in the first quarter of fiscal year 2016, as compared to the year-ago quarter (as discussed earlier in the Restructuring Expense section).

Excluding the special charges, the segment’s operating loss was $1.6 million during the first quarter fiscal year 2016 as compared to operating income of $0.1 million in the year-ago quarter. Total segment expense for the first quarter of fiscal year 2016, excluding the restructuring charges, decreased $42.5 million or 20.9% as compared to the year-ago quarter, as a result of savings from cost reduction measures offsetting 96% of the impact of the quarter’s revenue decline. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Further cost control measures will be necessary throughout the remainder of fiscal year 2016, and additional consolidations and closures of DeVry University locations will continue.

NET INTEREST (EXPENSE) INCOME

Interest income for the first quarter of fiscal year 2016 did not change significantly compared to the year-ago quarter. Interest expense for the first quarter of fiscal year 2016 of $2.3 million increased by $1.9 million from the year-ago quarter due to interest on a higher amount of deferred purchase price agreement balances at DeVry Brasil.

INCOME TAXES

Taxes on income were 10.9% for the first quarter of fiscal year 2016, compared to 17.1% for the first quarter of fiscal year 2015. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and DeVry Brasil, and pursue other business opportunities outside the U.S. Accordingly, DeVry Group has not recorded a provision for the payment of U.S. income taxes on these earnings.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry Group’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal and state loan and grant programs, student and family educational loans (“private loans”), employer educational reimbursements and student and family financial resources. Private loans as a percentage of DeVry Group’s total revenue is relatively small. DeVry Group continues to provide financing options for its students, including DeVry Group’s institutional loan programs.

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

The pattern of cash receipts during the year is seasonal. DeVry Group’s accounts receivable balances peak immediately after tuition bills are issued each semester/session. Accounts receivable reaches its lowest level at the end of each semester/session, dropping to its lowest point during the year at the end of December.

At September 30, 2015, total accounts receivable, net of related reserves, was $186.0 million compared to $170.3 million at September 30, 2014. The main driver of the increase in net accounts receivable was the impact of the delayed FIES funding on the DeVry Brasil accounts receivable. DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program which is financed by the Brazilian government. The Brazilian government implemented changes to this program in 2015 which include extending the payment period from the government to the participating institutions. This change resulted in a higher level of accounts receivable at DeVry Brasil.

Financial Aid

Like other higher education institutions, DeVry Group is highly dependent upon the timely receipt of federal financial aid funds. All financial assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry Group’s financial condition and cash flows could be materially and adversely affected. Please see Part I “Item 1A – Risk Factors” of DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on August 27, 2015, for a discussion of student financial aid related risks.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the U.S., Brazil and Canada. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous U.S. Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments against any DeVry Group institution. Comprehensive program reviews of Carrington College-Phoenix, RUSM, Carrington College-California and DeVry University-Kansas City were initiated in April, May, June and August 2014, respectively, and remain open and ongoing.

In conjunction with its program review of RUSM, the U.S. Department of Education issued a cease and desist letter for funding students enrolled in a 5th semester course offered at two U.S. sites. The order has the potential to impact the continued Title IV eligibility for anyone who took the course during the period from July 2011 through September 2014. The institution provided a response to the U.S. Department of Education, clarifying the nature of the 5th semester course and has resumed Title IV funding for all of its students. Should a finding materialize related to this concern, the institution estimates its maximum liability would not materially adversely affect its business, financial conditions and/or operating results.

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and earnings of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. DeVry University responded to ED FSA’s request within its requested timeframe. Following DeVry University’s initial response, ED FSA requested additional documents and information, which DeVry University also provided in a timely manner. The timing or outcome of this matter, or its possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time. A comprehensive audit of DeVry University’s administration of the New York Tuition Assistance Program (“NYTAP”) and other grant programs was initiated in August 2014 by the New York state comptroller’s office. During the third quarter of fiscal year 2015, the comptroller’s office concluded the audit and submitted its report with findings to the New York State Education Department. Based on the audit findings DeVry Group repaid $0.8 million of NYTAP funds. At this point, no other material findings have been identified in any of the other reviews. Liabilities associated with any findings could include the repayment of any grant aid as well as reimbursement of the costs associated with increased defaulted loan exposure from the delivery of funds to ineligible students.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive years loses eligibility to participate in these programs for at least two fiscal years.

The following table details the percentage of revenue on a cash basis from federal financial assistance programs for each of DeVry Group’s Title IV eligible institutions for fiscal years 2014 and 2013, respectively. Final data for fiscal year 2015 is not yet available.

	Fiscal Year
	2014	2013
American University of the Caribbean School of Medicine	81%	80%
Ross University School of Medicine	80%	80%
Ross University School of Veterinary Medicine	85%	87%
Chamberlain College of Nursing	65%	66%
Carrington College:
California	77%	81%
Boise	72%	74%
Portland	74%	74%
Phoenix	80%	82%
DeVry University:
Undergraduate	68%	72%
Graduate	67%	70%

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At September 30, 2015, cash in the amount of $7.9 million was held in restricted bank accounts, compared to $12.1 million at September 30, 2014.

A separate financial responsibility test for continued participation by an institution’s students in U.S. federal financial assistance programs is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet the U.S. Department of Education’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to heightened cash monitoring and other participation requirements. An institution with a score less than 1.0 is considered not financially responsible. However, a school with a score less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10 percent of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, DeVry Group’s composite score has exceeded the required minimum of 1.5. If DeVry Group were unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then DeVry Group could be subject to heightened cash monitoring or be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations during each of the three month periods ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,
	2015	2014
Net Income	$5,386	$20,437
Non-cash Items	55,793	44,722
Changes in Assets and Liabilities	55,402	75,904
Total Cash Provided by Operating Activities	$116,581	$141,063

Cash generated from operations in first three months of fiscal year 2016 was $116.6 million, compared to $141.1 million in the year-ago three month period. Net income decreased by $15.1 million in the first three months of fiscal year 2016 compared to the year-ago three month period. The increase in non-cash items in the first three months of fiscal year 2016 as compared to the year-ago three month period was primarily the result of an increase in the accelerated depreciation and write-offs of leasehold improvements and equipment. This was the result of an increase in real estate consolidations and the associated asset disposals at DeVry University compared to the prior year.

Changes from June 30, 2015, in Assets and Liabilities consisted of the following:

•	The decrease in combined net prepaid expenses, accounts payable and accrued expenses was $4.8 million, which is $9.4 million more than the combined change in the year-ago period. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The increase in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $60.2 million, which is $11.1 million less than the combined change in the year-ago period. Accounts receivable increased by a greater amount at September 30, 2015, compared to June 30, 2015, than the comparative year-ago period. The main driver of the increase in accounts receivable was the impact of the delayed FIES funding on the DeVry Brasil accounts receivable. DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program which is financed by the Brazilian government. The Brazilian government implemented changes to this program in 2015 which include extending the payment period from the government to the participating institutions. Also, deferred revenue increased less at September 30, 2015, compared to June 30, 2015, than the comparative year-ago period. The main driver of this change was the effect on deferred revenue from the decrease in revenue at DeVry University compared to the year-ago period.

Cash Used in Investing Activities

Capital expenditures in the first three months of fiscal year 2016 were $22.8 million compared to $21.2 million in the year-ago period. The increase in capital spending was driven by spending for the new Chamberlain campuses along with expanding existing facilities and DeVry Brasil facility expansions and improvements.

Capital spending for the remainder of fiscal year 2016 is expected to support continued investment at RUSM and RUSVM; and facility improvements and planned new locations for Chamberlain and DeVry Brasil. Management anticipates full year fiscal year 2016 capital spending to be similar to fiscal year 2015.

During the first quarter of fiscal year 2016, the noncontrolling interest owners of DeVry Brasil exercised their option to put a portion of their DeVry Brasil stock to DeVry Group. Based on the formula established for the value of this put option, DeVry Group paid $3.1 million for an additional 1.6% ownership interest in DeVry Brasil. The members of the noncontrolling interest group maintain a 2.1% ownership interest in DeVry Brasil. Beginning July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brasil stock from the noncontrolling interest group. Likewise, this group has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry Group.

Cash Used in Financing Activities

DeVry Group’s consolidated cash balances of $436.5 million at September 30, 2015 included approximately $253.0 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash, subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the U.S. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded to $550 million subject to bank approval. For the first quarter of fiscal year 2016, cash flows from domestic operating activities were approximately $83 million, which when added to DeVry Group’s beginning of the year domestic cash balances, was sufficient to fund $14.2 million of domestic capital investment and repurchase $8.3 million in common stock, in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on the DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group’s letters of credit outstanding under this agreement were $0.1 million and $7.8 million as of September 30, 2015 and 2014, respectively. As of September 30, 2015, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of September 30, 2015. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education composite Equity, Primary Reserve and Net Income financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry Group was in compliance with all debt covenants as of September 30, 2015.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Boa Viagem (“FBV”), Faculdade Diferencial Integral (“Facid”), Faculdade DeVry João Pessoa (“Joao Pessoa”), FMF and Damasio (see “Note 7: Business Combinations” of the notes to the Consolidated Financial Statements). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as certain conditions of the purchase are met.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first three months of fiscal year 2016. DeVry Group had no open derivative positions at September 30, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-16: “Business Combinations (Topic 805): Simplifying Accounting for Measurement-Period Adjustments”. This guidance was issued to simplify the accounting for provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and where the provisional amounts have been adjusted during the measurement period. The amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. This guidance will require DeVry Group to record and disclose measurement-period adjustments for future business combinations as a period adjustment as opposed to a retroactive adjustment to the opening balance sheet of the acquired entity.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03: “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This guidance was issued to simplify the presentation of debt issuance costs. The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. DeVry Group’s only debt is a revolving credit facility (see “Note 11: Debt”). This update did not provide guidance specifically addressing debt issuance costs involving revolving credit facilities. As a result, it was announced that the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This is DeVry Group’s current accounting policy with regards to debt issuance costs. As a result, this update will have no effect on DeVry Group’s Consolidated Financial Statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements as well as the transition methodology.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This guidance requires that only disposals representing a strategic shift in operations be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The guidance was effective as of July 1, 2015, and had no effect on DeVry Group’s Consolidated Financial Statements as no discontinued operations are presented in the current period.

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

The financial position and results of operations of DMI’s Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all of these financial transactions are denominated in the U.S. dollar.

The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute approximately 10.8% of DeVry Group’s overall assets, and its Brazilian liabilities constitute approximately 7.3% of overall liabilities. The Brazilian Real has experienced a significant devaluation in relation to the U.S. dollar over the past twelve months, declining approximately 38%. These changes in exchange rates over the past three months have resulted in a $46.4 million charge to Accumulated Other Comprehensive Loss over that time period. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $6.8 million. Since there are very few transactions between DeVry Brasil and DeVry Group’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry Group’s results of operations; however, the decline in value has resulted in lower than expected U.S. translated revenue and operating income.

The interest rate on DeVry Group’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At September 30, 2015, DeVry Group had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

ITEM 4 — CONTROLS AND PROCEDURES

Principal Executive and Principal Financial Officer Certificates

The required compliance certificates signed by the DeVry Group’s Chief Executive Officer and Chief Financial Officer are included as Exhibits 31 and 32 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first three months of fiscal year 2016 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

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

On January 28, 2014, DeVry Group received a CID for information from the Federal Trade Commission (“FTC”) relating to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The stated nature and scope of the CID was to determine whether unnamed persons and/or entities have violated Section 5 of the Federal Trade Commission Act, 15 U.S.C. § 45, as amended and, if so, whether further FTC action would be in the public interest. Since receiving the CID, DeVry Group has negotiated its scope with the FTC to the operations of DeVry Group’s Title IV eligible institutions, including DeVry University, produced responsive information, and engaged in discussions with the FTC regarding concerns and potential claims. DeVry Group continues to cooperate with the FTC’s inquiry and will take every opportunity to address any concerns or potential claims and demonstrate that the FTC should close its inquiry.

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

 On April 10, 2015, DeVry Group received CIDs from the Office of the United States Attorney for the Northern District of Ohio (“U.S. Attorney”) relating to allegations under the False Claims Act that DeVry University offered an associate degree program in Health Information Technology without providing necessary information to applicants regarding requirements for obtaining a degree and a job in the health information technology field upon graduation. The CIDs requested documents and information relating to the Health Information Technology program from 2007 through April 1, 2015. DeVry Group fully cooperated with the U.S. Attorney’s inquiry and provided responsive information.

On July 20, 2015, the U.S. Attorney filed a notice (“Notice”) of the United States’ election not to intervene in the matter pending under seal in the United States District Court for the Northern District of Ohio and captioned United States of America ex rel. Patrice Sidler v. DeVry, Inc. [sic] et al., Case No. 1:13CV436. Given the United States’ election not to intervene, the district court entered an order on July 30, 2015 unsealing the complaint originally filed by Relator Sidler on February 28, 2013 (the “Complaint”). On October 1, 2015, the Relator filed with the Court a motion to voluntarily dismiss the Complaint. On October 2, 2015, the Government filed its notice of consent to the voluntary dismissal of the action and the Court entered an order granting the dismissal of the action without prejudice that same day.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, and the update to the risk factors described below, the factors discussed in Part I “Item 1A – Risk Factors” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect DeVry Group’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing DeVry Group. Additional risks and uncertainties not currently known to DeVry Group or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Our goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties.

At September 30, 2015 intangible assets from business combinations totaled $304.1 million and goodwill totaled $533.2 million. Together, these assets equaled approximately 39% of total assets as of such date. If our or any of our subsidiaries’ business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $304.1 million of intangible assets and up to $533.2 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2015	91,591	$30.98	91,591	$50,967,849
August 2015	98,111	$27.61	98,111	$48,259,125
September 2015	101,834	$26.60	101,834	$45,550,412
Total	291,536	$28.32	291,536	$45,550,412

(1) On August 29, 2012, the Board of Directors (the "Board") authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2014. In August 2014, the Board extended the repurchase plan through December 31, 2015 and authorized resumption of share repurchases, which DeVry Group began in September 2014. The total remaining authorization under this share repurchase program was $45,550,412 as of September 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2015	3,140	$31.91	NA	NA
August 2015	102,659	$26.10	NA	NA
September 2015	1,509	$27.94	NA	NA
Total	107,308	$26.29	NA	NA

(1) Represents shares delivered back to DeVry Group for payment of withholding taxes from employees for vesting restricted shares and shares swapped for payment on exercise of incentive stock options pursuant to the terms of DeVry Group's stock incentive plans.

ITEM 6 – EXHIBITS

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

Date: November 4, 2015
	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Chief Accounting Officer and Treasurer (Principal Accounting Officer)

