Form 10-Q
period 2015-12-31
DEVRY EDUCATION GROUP INC.
filed 2016-02-08
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

January 29, 2016 — 63,177,000 shares of Common Stock, $0.01 par value

DEVRY EDUCATION GROUP INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,	December 31,
	2015	2015	2014
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$178,193	$353,022	$379,965
Marketable Securities and Investments	3,493	3,579	3,520
Restricted Cash	13,973	10,743	10,534
Accounts Receivable, Net	121,817	139,163	89,318
Deferred Income Taxes, Net	41,261	41,458	45,104
Prepaid Expenses and Other	41,551	53,092	44,338
Total Current Assets	400,288	601,057	572,779
Land, Building and Equipment:
Land	59,677	59,691	63,261
Building	489,145	485,288	467,330
Equipment	500,274	521,361	492,716
Construction in Progress	32,166	26,664	26,666
	1,081,262	1,093,004	1,049,973
Accumulated Depreciation	(545,711)	(547,130)	(506,984)
Land, Building and Equipment, Net	535,551	545,874	542,989
Other Assets:
Intangible Assets, Net	357,901	323,731	289,160
Goodwill	542,994	552,329	519,748
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	58,728	37,752	29,740
Total Other Assets	973,073	927,262	852,098
TOTAL ASSETS	$1,908,912	$2,074,193	$1,967,866

LIABILITIES:
Current Liabilities:
Accounts Payable	$56,762	$63,083	$55,737
Accrued Salaries, Wages and Benefits	73,506	83,491	73,460
Accrued Expenses	83,763	85,103	69,427
Deferred Revenue	77,778	90,232	66,356
Total Current Liabilities	291,809	321,909	264,980
Other Liabilities:
Deferred Income Taxes, Net	37,752	56,092	48,339
Deferred Rent and Other	109,701	101,762	90,533
Total Other Liabilities	147,453	157,854	138,872
TOTAL LIABILITIES	439,262	479,763	403,852
COMMITMENTS AND CONTINGENCIES (NOTE 12)
NONCONTROLLING INTEREST	2,813	9,620	8,139
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 63,284,000, 63,623,000 and 63,840,000 Shares Outstanding at December 31, 2015, June 30, 2015 and December 31, 2014, respectively	764	760	769
Additional Paid-in Capital	360,333	350,256	338,710
Retained Earnings	1,743,105	1,796,361	1,731,976
Accumulated Other Comprehensive Loss	(133,207)	(77,114)	(44,066)
Treasury Stock, at Cost, 13,131,000, 12,414,000 and 12,022,000 Shares at
December 31, 2015, June 30, 2015 and December 31, 2014, respectively	(504,158)	(485,453)	(471,514)
TOTAL SHAREHOLDERS' EQUITY	1,466,837	1,584,810	1,555,875
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$1,908,912	$2,074,193	$1,967,866

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
REVENUE:
Tuition	$421,602	$453,609	$817,658	$875,482
Other Educational	34,601	31,271	79,957	71,442
Total Revenue	456,203	484,880	897,615	946,924
OPERATING COST AND EXPENSE:
Cost of Educational Services	241,021	250,809	486,098	497,140
Student Services and Administrative Expense	159,163	174,913	323,179	352,666
Restructuring Expense	12,923	10,188	36,997	23,505
Asset Impairment Charge	99,473	-	99,473	-
Total Operating Cost and Expense	512,580	435,910	945,747	873,311
Operating (Loss) Income	(56,377)	48,970	(48,132)	73,613
INTEREST:
Interest Income	240	300	367	697
Interest Expense	(1,847)	(352)	(4,173)	(745)
Net Interest Expense	(1,607)	(52)	(3,806)	(48)
(Loss) Income Before Income Taxes	(57,984)	48,918	(51,938)	73,565
Income Tax Benefit (Provision)	7,514	(6,116)	6,853	(10,326)
NET (LOSS) INCOME	(50,470)	42,802	(45,085)	63,239
Net Income Attributable to Noncontrolling Interest	(117)	(389)	(37)	(386)
NET (LOSS) INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$(50,587)	$42,413	$(45,122)	$62,853

(LOSS) EARNINGS PER COMMON SHARE ATTRIBUTABLE
TO DEVRY EDUCATION GROUP SHAREHOLDERS:
Basic	$(0.79)	$0.66	$(0.70)	$0.97
Diluted	$(0.79)	$0.65	$(0.70)	$0.96

Cash Dividends Declared per Common Share	$0.18	$0.18	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)

NET (LOSS) INCOME	$(50,470)	$42,802	$(45,085)	$63,239
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Currency Translation Loss	(11,066)	(12,037)	(55,986)	(28,630)
Change in Fair Value of Available-For-Sale Securities	13	(14)	(107)	(42)
COMPREHENSIVE (LOSS) INCOME	(61,523)	30,751	(101,178)	34,567
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	112	40	1,162	642
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$(61,411)	$30,791	$(100,016)	$35,209

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2015	2014
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(45,085)	$63,239
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	10,212	9,530
Depreciation	39,370	41,362
Amortization	2,902	1,293
Impairment of Goodwill and Intangible Assets	99,473	-
Provision for Refunds and Uncollectible Accounts	40,601	45,627
Deferred Income Taxes	(16,993)	(2,996)
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	15,263	2,430
Changes in Assets and Liabilities:
Restricted Cash	(3,230)	(2,187)
Accounts Receivable	(18,218)	(6,367)
Prepaid Expenses and Other	(5,134)	(540)
Accounts Payable	(9,257)	3,481
Accrued Salaries, Wages, Benefits and Expenses	(20,199)	(29,795)
Deferred Revenue	(13,186)	(32,768)
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,519	92,309
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(41,048)	(43,061)
Payment for Purchase of Businesses, Net of Cash Acquired	(170,577)	(9,649)
Marketable Securities Purchased	(86)	(140)
Cash Received on Sale of Assets	-	6,100
Purchase of Noncontrolling Interest of Subsidiary	(3,114)	-
NET CASH USED IN INVESTING ACTIVITIES	(214,825)	(46,750)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	271	5,380
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	558	674
Repurchase of Common Stock for Treasury	(16,510)	(11,541)
Cash Dividends Paid	(11,563)	(11,639)
Payments of Seller Financed Obligations	(3,476)	(4,097)
NET CASH USED IN FINANCING ACTIVITIES	(30,720)	(21,223)
Effects of Exchange Rate Differences	(5,803)	(2,559)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(174,829)	21,777
Cash and Cash Equivalents at Beginning of Period	353,022	358,188
Cash and Cash Equivalents at End of Period	$178,193	$379,965
Non-cash Investing and Financing Activity:
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Option	$(3,730)	$1,360

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

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in DeVry Group's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and DeVry Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, each as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three and six months ended December 31, 2015, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

Chamberlain College of Nursing (“Chamberlain”), Carrington College (“Carrington”), DeVry Brasil and DeVry University tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”) basic science curriculum revenue is recognized on a straight-line basis over the academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of primarily U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker Professional Education (“Becker”) and DeVry Brasil’s test preparation live classroom and online tuition revenue is recognized on a straight-line basis over the applicable delivery period.

Sales of textbooks, electronic course materials and other educational products, including training services and the Becker self-study products, are included in Other Educational Revenue in the Consolidated Statements of Income (Loss). Textbook, electronic course materials and other educational product revenue is recognized when the sale occurs. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenue and recognized when confirmation of course delivery is received.

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

The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income (Loss), is recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that academic term. Provisions for Refunds were $12.0 million and $23.2 million for the three and six months ended December 31, 2015, respectively, and $9.5 million and $18.1 million for the three and six months ended December 31, 2014, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student leaves school prior to completing an academic term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $63.6 million and $61.6 million at December 31, 2015 and 2014, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income (Loss), were $8.0 million and $17.4 million for the three and six months ended December 31, 2015, respectively, and $15.5 million and $27.5 million for the three and six months ended December 31, 2014, respectively.

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of December 31, 2015 and 2014, the net balance of capitalized software development costs was $25.2 million and $39.4 million, respectively.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In the first six months of fiscal year 2016 and in fiscal year 2015, management consolidated operations at several DeVry University, Carrington and Chamberlain locations. These decisions resulted in pre-tax accelerated depreciation and write-offs on leasehold improvements and equipment of $4.8 million and $12.2 million during the three and six months ended December 31, 2015, respectively, and $3.0 million during the three and six months ended December 31, 2014, respectively. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss) (see “Note 9: Restructuring Charges”). For a discussion of the impairment of goodwill and intangible assets see “Note 8: Intangible Assets”.

Perkins Program Fund

Carrington and DeVry University are required under U.S. federal aid program regulations to make contributions to the Federal Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal contributions were received in the first six months of fiscal year 2016 or in fiscal year 2015. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at each of December 31, 2015 and 2014. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by Carrington or DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and Carrington or DeVry University to satisfy their respective cumulative contributions to the fund. Authorization of the Federal Perkins Student Loan Program expired on September 30, 2015. On December 17, 2015, Congress extended the authorization of the Perkins Loan Program to September 30, 2017.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil’s operations, DeVry University’s Canadian operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three and six month periods ended December 31, 2015 and 2014 were not material.

Noncontrolling Interest

DeVry Group currently maintains a 97.9% ownership interest in DeVry Brasil with the remaining 2.1% owned by members of the current DeVry Brasil senior management group. Prior to DeVry Group’s July 2015 purchase of additional DeVry Brasil stock, DeVry Group’s ownership percentage was 96.3%. Since July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry Group. Since the put option is out of the control of DeVry Group, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the Consolidated Balance Sheets.

The DeVry Brasil management put option is being accreted to its redemption value in accordance with the stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded in retained earnings in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The adjustment to increase or decrease the DeVry Brasil noncontrolling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the Consolidated Statements of Income (Loss) based on DeVry Group's noncontrolling interest accounting policy.

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Balance at Beginning of Period	$3,652	$6,617	$9,620	$6,393
Net Income Attributable to Noncontrolling Interest	117	389	37	386
Payment for Purchase of Noncontrolling Interest of Subsidiary	-	-	(3,114)	-
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Option	(956)	1,133	(3,730)	1,360
Balance at End of Period	$2,813	$8,139	$2,813	$8,139

Earnings per Common Share

Basic earnings per share is computed by dividing net loss or income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. As the three and six months ended December 31, 2015 resulted in a net loss, diluted earnings per share is computed by dividing the net loss attributable to DeVry Group by the basic shares. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted shares were stock-based grants to purchase 2,861,000 and 2,836,000 shares of common stock for the three and six months ended December 31, 2015, respectively, and 624,000 and 810,000 shares of common stock for the three and six months ended December 31, 2014, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Weighted Average Shares Outstanding	63,433	63,876	63,509	63,812
Unvested Participating Restricted Shares	819	765	763	813
Basic Shares	64,252	64,641	64,272	64,625
Effect of Dilutive Stock Options	402	829	345	863
Diluted Shares	64,654	65,470	64,617	65,488

Treasury Stock

DeVry Group’s Board of Directors (the “Board”) has authorized stock repurchase programs on nine occasions (see “Note 6: Dividends and Share Repurchase Programs”). The ninth repurchase program was approved on December 15, 2015 and commenced in January 2016. The eighth repurchase program was approved on August 29, 2012 and commenced in November 2012. Share repurchases under this plan were suspended as of May 2013. In August 2014, the Board approved the extension of the eighth share repurchase program through December 31, 2015, and authorized the recommencement of repurchases under the program which began in September 2014. Shares that are repurchased by DeVry Group are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

The Accumulated Other Comprehensive Loss balance at December 31, 2015, consists of $133.2 million of cumulative translation losses ($130.4 million attributable to DeVry Group and $2.8 million attributable to noncontrolling interests) and $0.2 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Group. At December 31, 2014, this balance consisted of $44.3 million of cumulative translation losses ($42.7 million attributable to DeVry Group and $1.6 million attributable to noncontrolling interests) and $0.2 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $56.3 million and $115.6 million for the three and six months ended December 31, 2015, respectively, and $65.6 million and $131.8 million for the three and six months ended December 31, 2014, respectively.

Restructuring Charges

DeVry Group’s financial statements include charges related to severance and related benefits for reductions in staff and voluntary separation plans. These charges also include early lease termination or cease-of-use costs and losses on disposals of property and equipment related to campus consolidations (see “Note 9: Restructuring Charges”).

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17: “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance was issued to simplify the accounting for classification of deferred taxes on the balance sheet. The guidance eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16: “Business Combinations (Topic 805): Simplifying Accounting for Measurement-Period Adjustments”. This guidance was issued to simplify the accounting for provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and where the provisional amounts have been adjusted during the measurement period. The amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. This guidance will require DeVry Group to record and disclose measurement-period adjustments for future business combinations as a period adjustment as opposed to a retroactive adjustment to the opening balance sheet of the acquired entity.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03: “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This guidance was issued to simplify the presentation of debt issuance costs. The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. DeVry Group’s only debt is a revolving credit facility (see “Note 11: Debt”). This update did not provide guidance specifically addressing debt issuance costs involving revolving credit facilities. As a result, it was announced that the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This is DeVry Group’s current accounting policy for debt issuance costs. As a result, this update will have no effect on DeVry Group’s Consolidated Financial Statements.

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

At December 31, 2015, 7,908,624 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock-based incentive plans.

The following is a summary of options activity for the six months ended December 31, 2015:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2015	3,148,087	$34.86
Options Granted	416,000	26.23
Options Exercised	(19,761)	20.29
Options Forfeited	(8,866)	24.40
Options Expired	(13,916)	35.76
Outstanding at December 31, 2015	3,521,544	33.91	5.66	$4,758
Exercisable at December 31, 2015	2,494,148	$36.15	4.51	$3,572

The following is a summary of stock appreciation rights activity for the six months ended December 31, 2015:

Weighted
	Stock	Weighted	Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic
	Rights	Exercise	Contractual	Value
	Outstanding	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2015	118,065	$42.74
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at December 31, 2015	118,065	42.74	4.20	$-
Exercisable at December 31, 2015	113,444	$43.25	3.93	$-

The total intrinsic value of options exercised for the six months ended December 31, 2015 and 2014 was $0.1 million and $3.7 million, respectively.

The fair value of DeVry Group’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry Group’s stock-based incentive plans during the first six months of fiscal years 2016 and 2015 were $10.17 and $17.94, per share, respectively. The fair value of DeVry Group’s stock option grants were estimated assuming the following weighted average assumptions:

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

During the first six months of fiscal year 2016, DeVry Group granted 588,240 shares of restricted stock to selected employees and directors. Of these, 184,780 are performance-based shares which are earned by the recipients over a three-year period based on achievement of certain academic goals when a minimum level of DeVry Group return on invested capital is attained. The remaining 403,460 shares and all other previously granted shares of non-performance-based restricted stock are subject to restrictions which lapse ratably over one, three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry Group or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have the right to receive dividend equivalents. This right does not pertain to the performance-based shares. The following is a summary of restricted stock activity for the six months ended December 31, 2015:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2015	1,013,140	$30.42
Shares Granted	588,240	26.04
Shares Vested	(358,800)	27.67
Shares Forfeited	(57,562)	25.83
Nonvested at December 31, 2015	1,185,018	$28.32

The weighted average estimated grant date fair values for restricted stock granted at market price under DeVry Group’s stock-based incentive plans during the first six months of fiscal years 2016 and 2015 were $26.04 and $43.77, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Cost of Educational Services	$1,272	$1,283	$3,268	$3,050
Student Services and Administrative Expense	2,702	2,726	6,944	6,480
	3,974	4,009	10,212	9,530
Income Tax Benefit	(1,514)	(1,409)	(3,718)	(3,451)
Net Stock-Based Compensation Expense	$2,460	$2,600	$6,494	$6,079

As of December 31, 2015, $28.2 million of total pre-tax unrecognized compensation costs related to non-vested grants is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options and shares vested during the six months ended December 31, 2015 and 2014 was $13.9 million and $17.5 million, respectively.

There were no capitalized stock-based compensation costs at December 31, 2015 and 2014.

DeVry Group has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry Group also may issue treasury shares to satisfy option exercises under certain of its stock-based incentive plans.

NOTE 4: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis include goodwill, intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of December 31, 2015.

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

Assets measured at fair value on a non-recurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review was completed for all reporting units as of May 31, 2015. An interim impairment review was completed for Carrington as of November 30, 2015. See “Note 8: Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

The following table presents DeVry Group's assets and liabilities at December 31, 2015, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$178,193	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,493	-	-
Institutional Loans Receivable	-	49,547	-
Deferred Acquisition Obligations	-	31,656	-
Total Financial Assets at Fair Value	$181,686	$81,203	$-

The following table presents DeVry Group's assets and liabilities at June 30, 2015, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

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

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheet as of December 31, 2015 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 5: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations included in Accrued Expenses and Deferred Rent and Other Liabilities on the Consolidated Balance Sheet as of December 31, 2015 is estimated by discounting the future cash flows using current rates for similar arrangements.

As of December 31, 2015, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 5: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University institutions. These loan programs are designed to assist the small percentage of students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain, Carrington and DeVry University require that students begin repaying loans while they are still in school with a minimum payment level designed to assure interest does not accrue to the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with a zero percent, 18-month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of December 31, 2015 and 2014 (in thousands).

	As of December 31,
	2015		2014
Gross Institutional Student Loans		$71,712		$66,048

Allowance for Credit Losses

Balance at Beginning of Period	$(20,630)		$(19,868)
Charge-offs and Adjustments	4,856		4,863
Recoveries	(434)		(446)
Additional Provision	(5,957)		(5,153)
Balance at End of Period		(22,165)		(20,604)

Net Institutional Student Loans		$49,547		$45,444

Amounts as of December 31, 2014 have been revised from those reported in the second quarter of fiscal year 2015 for correction of errors in the table.

Of the net balances above, $23.6 million and $23.8 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively, and $25.9 million and $21.6 million, representing amounts due beyond one year, were classified as Other Assets in the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of December 31, 2015 and 2014 (in thousands).

	As of December 31,
	2015	2014
Institutional Student Loans:
Performing	$52,669	$47,620
Nonperforming	19,043	18,428
Total Institutional Student Loans	$71,712	$66,048

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
December 31, 2015	$6,303	$2,004	$1,623	$19,043	$28,973	$42,739	$71,712
December 31, 2014	$5,272	$1,781	$1,609	$18,428	$27,090	$38,958	$66,048

Loans are considered nonperforming if they are more than 120 days past due. At December 31, 2015, nonperforming loans totaled $19.0 million, of which $17.2 million had a specific allowance for credit losses. At December 31, 2014, nonperforming loans totaled $18.4 million, of which $17.1 million had a specific allowance for credit losses.

NOTE 6: DIVIDENDS AND SHARE REPURCHASE PROGRAMS

DeVry Group paid dividends of $11.6 million on December 23, 2015, June 26, 2015 and December 26, 2014. Future dividends will be at the discretion of the Board of Directors.

DeVry Group has repurchased shares under the following programs as of December 31, 2015:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	-	0.0
Totals	12,859,513	$497.7

DeVry Group’s eighth share repurchase program ended on December 31, 2015. A total of 622,688 shares were repurchased under the eighth share repurchase plan during the six months ended December 31, 2015 for $16.5 million. On December 15, 2015, the Board authorized a ninth share repurchase program, which allows DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017. No shares under the ninth share repurchase plan were repurchased during the six months ended December 31, 2015, but repurchases under this plan did commence in January 2016. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 7: BUSINESS COMBINATIONS

Grupo Ibmec Educacional S.A.

On December 15, 2015, DeVry Brasil completed the acquisition of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”). Under the terms of the agreement, DeVry Brasil agreed to pay approximately $190.8 million in cash, in exchange for 100% of the stock of Grupo Ibmec. Approximately $180.5 million of payments were made in the second quarter of fiscal year 2016, with additional aggregate payments of approximately $10.3 million required over the succeeding six years. Grupo Ibmec is a nationally recognized educational institution and has been widely-known for its academic excellence for more than 40 years. Grupo Ibmec serves more than 15,000 undergraduate and graduate students onsite and online throughout Brazil. The acquisition of Grupo Ibmec continues the process of expanding DeVry Group’s presence in Brazil.

The operations of Grupo Ibmec are included in DeVry Group’s International and Professional Education segment. The results of Grupo Ibmec’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At December 15, 2015
Current Assets	$27,615
Property and Equipment	13,487
Other Long-term Assets	2,628
Intangible Assets	62,609
Goodwill	104,613
Total Assets Acquired	210,952
Liabilities Assumed	20,158
Net Assets Acquired	$190,794

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Grupo Ibmec’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $62.6 million of acquired intangible assets, $36.7 million was assigned to Accreditations and $18.4 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately five years. The preliminary values and estimated useful lives by asset type are as follows (in thousands):

	At December 15, 2015
	Value Assigned	Estimated Useful Life
Student Relationships	$5,720	5 years
Curriculum	1,821	5 years

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

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Damasio’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $46.9 million of acquired intangible assets, $19.3 million was assigned to Accreditations and $8.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately eight years. The values and estimated useful lives by asset type are as follows (in thousands):

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

NOTE 8: INTANGIBLE ASSETS

Intangible assets relate mainly to acquired business operations. These assets consist of the acquisition fair value of certain identifiable intangible assets acquired and goodwill. Goodwill represents the excess of cost over the fair value of the net tangible and intangible assets acquired.

Intangible assets consist of the following (in thousands):

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$11,739	$(4,128)	(a)
Customer Relationships	400	(150)	10 Years
Test Prep Relationships	808	(741)	1 Year
Non-compete Agreements	940	(705)	5 Years
Curriculum/Software	3,692	(1,587)	5 Years
Outplacement Relationships	3,900	(1,894)	15 Years
Franchise Contracts	8,861	(451)	18 Years
Clinical Agreements	328	(55)	15 Years
Trade Names	957	(645)	10 Years
Total	$31,625	$(10,356)
Indefinite-lived Intangible Assets:
Trade Names	$63,667
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	60,700
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	81,380
Total	$336,632

(a)	The total weighted average estimated amortization period for Student Relationships is 6 years for Faculdade Boa Viagem ("FBV"), 5 years for Centro Universitário Vale do Ipojuca ("Unifavip"), 6 years for Damasio and 5 years for Grupo Ibmec.

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$79,814	$(78,725)
Customer Relationships	3,438	(1,215)
Non-compete Agreements	2,475	(2,052)
Curriculum/Software	3,152	(2,384)
Outplacement Relationships	3,900	(1,634)
Clinical Agreements	488	(49)
Trade Names	5,435	(4,829)
Total	$98,702	$(90,888)
Indefinite-lived Intangible Assets:
Trade Names	$41,101
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	42,160
Total	$281,346

Amortization expense for amortized intangible assets was $1.4 million and $2.6 million for the three and six months ended December 31, 2015, respectively, and $0.5 million and $1.3 million for the three and six months ended December 31, 2014, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, by reporting unit and in the aggregate, is as follows (in thousands):

Fiscal Year	Carrington	DeVry Brasil	Becker	Total
2016	$260	$4,193	$561	$5,014
2017	260	3,853	311	4,424
2018	260	2,687	40	2,987
2019	260	1,850	40	2,150
2020	260	1,253	40	1,553
Thereafter	836	6,649	70	7,555

All amortizable intangible assets except Student Relationships are being amortized on a straight-line basis. The amount being amortized for Student Relationships is based on the estimated progression of the students through the respective FBV, Unifavip, Damasio and Grupo Ibmec programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants.

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

For indefinite-lived intangible assets, DeVry Group determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 13% to 15% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both institution specific and macroeconomic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units.

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

During the second quarter of fiscal year 2016, revenue and operating income for the Carrington reporting unit were significantly below management’s operating plan. Carrington had invested in faculty and program costs based on planned growth in enrollment; however, new student enrollment did not meet plan and costs could not be reduced commensurate with these enrollment shortfalls. This plan was utilized in the impairment review completed as of May 31, 2015. In this review, the Carrington fair value exceeded its carrying value by 8%. Carrington’s second quarter revenue was 12% below plan. As a result of this revenue shortfall, Carrington generated a fully allocated operating loss in quarter as compared to planned operating income.

Based upon these facts and circumstances, management performed an interim impairment review as of November 30, 2015 for the Carrington indefinite-lived intangible asset and the Carrington reporting unit. As a result of the revenue shortfall experienced in the second quarter of fiscal year 2016, management revised its fiscal 2016 forecast and future cash flow projections for Carrington. To determine the fair value of the Carrington indefinite-lived intangible asset and Carrington reporting unit in our interim step one impairment analysis, a discounted cash flow valuation method was utilized incorporating assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. Management used significant unobservable inputs (Level 3) in our discounted cash flow valuation including future cash flow projections and discount rate assumptions.

For indefinite-lived intangible assets, DeVry Group determines fair value based on the nature of the asset using various valuation techniques including a discounted cash flow model for the Carrington Accreditation and Title IV Eligibility. The estimated fair values of indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed growth rates used to project cash flows and operating results are commensurate with historical results and analysis of the economic environment in which the reporting unit that records indefinite-lived intangible assets operates. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rate of 14% that was utilized in the Carrington valuation takes into account management’s assumptions on growth rates and risk, both institution specific and macro-economic, inherent in the reporting unit. This rate is higher than the 13% used in the fiscal year 2015 valuation due to the addition of an institution specific premium necessitated by an increased risk of meeting future operating plans. This intangible asset is closely tied to the overall risk of the reporting unit in which it is recorded so management would expect the discount rate to approximate that used for valuing this reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. There have been no changes in the indefinite-lived valuation methodology since the May 31, 2015 annual impairment analysis.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each reporting unit is based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and future plans and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors.

Management’s interim step one impairment analysis resulted in an estimated fair value for the Carrington Accreditation and Title IV Eligibility intangible asset of $60.7 million which is $6.5 million less than its carrying value. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $5.8 million. This is $93.0 million less than the carrying value of this reporting unit. Accordingly, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $6.5 million and $93.0 million, respectively.

Management also evaluated Carrington’s remaining long-lived assets, including leasehold improvements and equipment and finite-lived intangible assets, for recoverability and determined there was no impairment. Therefore in the second quarter of fiscal year 2016, Carrington’s goodwill and other intangibles impairment charges in the aggregate were $99.5 million, with an income tax benefit of $13.5 million resulting in an after tax impairment charge of $86.0 million. Should Carrington’s financial performance fall significantly below the revised management expectations used in the second quarter of fiscal year 2016 impairment analysis, the carrying value of this reporting unit may in the future exceed its fair value and goodwill and intangible assets could be further impaired. This could require a write-off of up to $66.5 million.

This interim triggering event analysis was limited to Carrington because only Carrington had a small enough margin between estimated fair value and carrying value as of May 31, 2015 where the actual results in the second quarter deviated from plan by an amount sufficient to result in a possible impairment. The estimated fair values of DeVry Group’s indefinite-lived intangible assets exceeded their carrying values by no less than 56% as of the end of fiscal year 2015, except the AUC accreditation where the excess was 7%. Operating income at all reporting units except Carrington, as discussed above, during the first six months of fiscal year 2016 was not materially different from the budgeted operating income that was used in the impairment analysis as of May 31, 2015; thus, management does not believe the fair values of any reporting unit except Carrington would have declined enough to fall below the carrying values.

Although for the first six months of fiscal year 2016 the DeVry University reporting unit experienced a 22.8% decline in revenue and a decline in operating income of 34.6% from the year-ago period, this reporting unit exceeded budgeted operating results by $1.2 million. As a result, management did not believe business conditions had deteriorated such that it was more likely than not that the fair value of DeVry University was below carrying value for this reporting unit or its associated indefinite-lived intangible assets as of December 31, 2015. The fair value of this reporting unit exceeded its carrying value by 114% as of the May 31, 2015 valuation date. Should declines in student enrollment at DeVry University result in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value, and goodwill and intangible assets could be impaired. This could require a write-off of up to $23.8 million.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At December 31, 2015, intangible assets from business combinations totaled $357.9 million and goodwill totaled $543.0 million. Together, these assets equaled approximately 47% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit as of December 31, 2015 (in thousands):

Reporting Unit	As of December 31, 2015
American University of the Caribbean School of Medicine	$68,321
Ross University School of Medicine and Ross University School of Veterinary Medicine	237,173
Chamberlain College of Nursing	4,716
Carrington College	5,811
DeVry Brasil	172,274
Becker Professional Education	32,503
DeVry University	22,196
Total	$542,994

The table below summarizes goodwill balances by reporting segment as of December 31, 2015 (in thousands):

Reporting Segment	As of December 31, 2015
Medical and Healthcare	$316,021
International and Professional Education	204,777
Business, Technology and Management	22,196
Total	$542,994

The table below summarizes the changes in the carrying amount of goodwill by segment as of December 31, 2015 (in thousands):

	Medical and Healthcare		International	Business,
		Accumulated	and	Technology
		Impairment	Professional	and
	Gross	Losses	Education	Management	Total
Balance at June 30, 2013	$495,927	$(86,933)	$77,747	$22,196	$508,937
Acquisitions	-	-	9,675	-	9,675
Foreign currency exchange rate changes	-	-	1,267	-	1,267
Balance at June 30, 2014	495,927	(86,933)	88,689	22,196	519,879
Acquisitions	-	-	55,915	-	55,915
Foreign currency exchange rate changes	-	-	(23,465)	-	(23,465)
Balance at June 30, 2015	495,927	(86,933)	121,139	22,196	552,329
Acquisitions	-	-	104,613	-	104,613
Impairments	-	(92,973)	-	-	(92,973)
Foreign currency exchange rate changes	-	-	(20,975)	-	(20,975)
Balance at December 31, 2015	$495,927	$(179,906)	$204,777	$22,196	$542,994

The increase in the goodwill balance from June 30, 2015 in the International and Professional Education segment is the result of the addition of $104.6 million with the acquisition of Grupo Ibmec. This increase was offset by a change in the value of the Brazilian Real and British Sterling Pound as compared to the U.S. dollar. Since DeVry Brasil and the Becker European operation’s goodwill is recorded in each group’s respective local currency, fluctuations in the respective local currency’s value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment as of December 31, 2015 (in thousands):

Reporting Segment	As of December 31, 2015
Medical and Healthcare	$198,200
International and Professional Educational	136,787
Business, Technology and Management	1,645
Total	$336,632

Total indefinite-lived intangible assets increased by $32.7 million from June 30, 2015. The increase is the result of the addition of $55.1 million with the acquisition of Grupo Ibmec. This increase was partially offset by a change in the value of the Brazilian Real as compared to the U.S. dollar and the Carrington impairment charge of $6.5 million. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9: RESTRUCTURING CHARGES

During the second quarter and first six months of fiscal year 2016, DeVry Group recorded pre-tax charges related to real estate consolidations of $12.4 million and $31.2 million, respectively. Also during the first six months of fiscal year 2016, DeVry University implemented a reduction in force (“RIF”) which reduced DeVry University’s workforce by 187 total positions and resulted in pre-tax charges of $0.5 million and $5.8 million during the second quarter and first six months of fiscal year 2016, respectively. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in first six months of fiscal year 2016 as follows: $0.1 million to Medical and Healthcare and $36.9 million to Business, Technology and Management.

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

The following table summarizes the separation and restructuring plan activity for the fiscal years 2016 and 2015, for which cash payments are required (in millions):

Liability balance at June 30, 2014	$15.4
Increase in liability (separation and other charges)	42.0
Reduction in liability (payments and adjustments)	(30.4)
Liability balance at June 30, 2015	27.0
Increase in liability (separation and other charges)	32.2
Reduction in liability (payments and adjustments)	(26.5)
Liability balance at December 31, 2015	$32.7

Of this liability balance, $15.9 million is recorded as Accrued Expenses and $16.8 million is recorded as Deferred Rent and Other Liabilities in the Consolidated Balance Sheet at December 31, 2015. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to nine years.

NOTE 10: INCOME TAXES

A tax benefit of $7.5 million was recorded in the second quarter of fiscal year 2016. This tax benefit was driven primarily from the Carrington impairment charge, which was partially deductible for tax purposes, and generated effective tax rates of 13.0% and 13.2% for the second quarter and first six months of fiscal year 2016, compared to 12.5% and 14.0% for the second quarter and first six months of fiscal year 2015. During the quarter, DeVry Group’s effective income tax rate was favorably impacted by enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a five year period for tax years beginning after January 1, 2015 through December 31, 2019. DeVry Group’s effective income tax rate also reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the U.S. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of December 31, 2015 and 2014, cumulative undistributed earnings attributable to international operations were approximately $829 million and $717 million, respectively.

NOTE 11: DEBT

DeVry Group had no outstanding borrowings under its credit facility at each of December 31, 2015 and 2014. DeVry Group does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV, Facid, Faculdade DeVry João Pessoa (“Joao Pessoa”), FMF, Damasio and Grupo Ibmec (see “Note 7: Business Combinations” for discussion of the FMF, Damasio and Grupo Ibmec acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as certain conditions of the purchase are met.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $0.1 million and $7.8 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of December 31, 2015. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education composite Equity, Primary Reserve and Net Income financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. DeVry Group was in compliance with the debt covenants as of December 31, 2015.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

NOTE 12: COMMITMENTS AND CONTINGENCIES

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. The timing or outcome of the following matters, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time. The defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”), based on a portion of its pending August 28, 2015 inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations relate to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). DeVry Group intends to request a hearing on ED’s decision, and will collaborate closely with the ED to demonstrate DeVry Group’s compliance and resolve this matter satisfactorily. In the event DeVry University is unable to demonstrate its compliance or otherwise resolve this matter satisfactorily, the January 2016 Notice would become effective, thus requiring, among other things, DeVry University to cease its Since 1975 Representation, notify enrolled and prospective students that such representations were unsubstantiated under ED regulations, and take certain steps to substantiate future representations related to post-graduation employment outcomes. Additionally, DeVry University would be required to file a letter of credit with ED in an amount at least equal to 10% of the Title IV funds disbursed by DeVry University in fiscal year 2015, which would reduce DeVry Group’s available credit under our revolving credit facility and/or cash balances by at least $75 million. In such circumstances, DeVry University would also be required to disburse funds under either ED FSA’s cash monitoring or reimbursement payment method, which could result in substantially delayed disbursements of Title IV funds.

On January 27, 2016, the Federal Trade Commission (“FTC”) filed a civil complaint (the “FTC lawsuit”) against DeVry Group, DeVry University, Inc., and DeVry/New York Inc. in the United States District Court for the Central District of California alleging that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a), as amended (the “FTC Act”). The advertising claims at issue relate to DeVry University graduates’ employment rates and earnings relative to graduates of other colleges and universities. The lawsuit seeks permanent injunctive relief against future alleged violations of the FTC Act, reimbursement of FTC costs, and such other relief as the court deems necessary to redress any consumer injury from the alleged violations, including rescission or reformation of contracts, restitution, the refund of monies paid, and the disgorgement of ill-gotten monies. The lawsuit followed the previously reported receipt of a CID from the FTC dated January 28, 2014. DeVry Group strongly believes DeVry University’s advertising complied with the FTC Act and each defendant in this action intends to vigorously defend itself.

On January 29, 2016, a putative class action lawsuit was filed by Alex Rayter and Ryan Herendeen, individually and on behalf of others similarly situated, against DeVry Group and DeVry University, Inc. in the United States District Court for the Northern District of California claiming breaches of implied contract and the implied covenant of good faith and fair dealing, violations of the California Unfair Trade Practices Act, the California False Advertising Act and the California Consumer Legal Remedies Act, and negligent misrepresentations. The claims are based on allegations substantially similar to the allegations in the FTC lawsuit. The lawsuit seeks preliminary and permanent injunctive relief against future violations of law, restitution, disgorgement of profits, punitive damages, reimbursement of costs and reasonable attorneys’ fees, and such other relief as the court deems proper. DeVry Group strongly believes DeVry University’s advertising complied with each of the various laws implicated in this action and both DeVry Group and DeVry University intend to vigorously defend themselves.

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

Following is a tabulation of business segment information based on the segmentation for the three and six months ended December 31, 2015 and 2014. Home Office and Other information is included where it is needed to reconcile segment data to the Consolidated Financial Statements (in thousands).

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Revenue:
Medical and Healthcare	$234,374	$213,985	$458,358	$419,997
International and Professional Education	62,403	61,224	121,076	114,427
Business, Technology and Management	160,212	210,337	319,678	413,978
Intersegment Revenue and Other	(786)	(666)	(1,497)	(1,478)
Total Consolidated Revenue	$456,203	$484,880	$897,615	$946,924
Operating (Loss) Income:
Medical and Healthcare	$(56,941)	$36,858	$(22,688)	$74,501
International and Professional Education	7,846	10,491	9,884	15,229
Business, Technology and Management	(4,362)	2,172	(29,611)	(10,296)
Home Office and Other	(2,920)	(551)	(5,717)	(5,821)
Total Consolidated Operating (Loss) Income	$(56,377)	$48,970	$(48,132)	$73,613
Interest:
Interest Income	$240	$300	$367	$697
Interest Expense	(1,847)	(352)	(4,173)	(745)
Net Interest Expense	(1,607)	(52)	(3,806)	(48)
Total Consolidated (Loss) Income Before Income Taxes	$(57,984)	$48,918	$(51,938)	$73,565
Segment Assets:
Medical and Healthcare	$914,206	$1,070,600	$914,206	$1,070,600
International and Professional Education	537,397	379,981	537,397	379,981
Business, Technology and Management	355,113	376,821	355,113	376,821
Home Office and Other	102,196	140,464	102,196	140,464
Total Consolidated Assets	$1,908,912	$1,967,866	$1,908,912	$1,967,866
Additions to Long-lived Assets:
Medical and Healthcare	$7,813	$14,503	$18,481	$30,276
International and Professional Education	183,499	19,467	189,160	22,211
Business, Technology and Management	3,346	1,971	6,529	3,189
Home Office and Other	4,346	1,806	7,587	3,223
Total Consolidated Additions to Long-lived Assets	$199,004	$37,747	$221,757	$58,899
Reconciliation to Consolidated Financial Statements
Capital Expenditures	$18,295	$21,909	$41,048	$43,061
Increase in Capital Assets from Acquisitions	13,487	1,505	13,487	1,505
Increase in Intangible Assets and Goodwill	167,222	14,333	167,222	14,333
Total Increase in Consolidated Long-lived Assets	$199,004	$37,747	$221,757	$58,899
Depreciation Expense:
Medical and Healthcare	$8,046	$6,630	$15,980	$13,031
International and Professional Education	1,312	1,484	2,746	2,953
Business, Technology and Management	7,156	9,459	14,465	18,881
Home Office and Other	3,179	1,727	6,179	6,497
Total Consolidated Depreciation	$19,693	$19,300	$39,370	$41,362
Intangible Asset Amortization Expense:
Medical and Healthcare	$65	$161	$125	$323
International and Professional Education	1,313	367	2,425	970
Total Consolidated Amortization	$1,378	$528	$2,550	$1,293

Certain amounts reported for Segment Assets in fiscal year 2015 have been reclassified to conform to current year segment classification.

DeVry Group conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East and the Pacific Rim. Other international revenue, which is derived principally from Canada, Europe and the Pacific Rim, was less than 5% of total revenue for each of the three and six month periods ended December 31, 2015 and 2014. Revenue and long-lived assets by geographic area are as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Revenue from Unaffiliated Customers:
Domestic Operations	$321,729	$351,181	$645,725	$700,270
International Operations:
Dominica, St. Kitts and St. Maarten	91,851	90,335	174,700	172,446
Brazil	40,089	40,079	73,342	69,427
Other	2,534	3,285	3,848	4,781
Total International	134,474	133,699	251,890	246,654
Total Consolidated Revenue	$456,203	$484,880	$897,615	$946,924
Long-lived Assets:
Domestic Operations	$338,048	$365,224	$338,048	$365,224
International Operations:
Dominica, St. Kitts and St. Maarten	185,605	174,841	185,605	174,841
Brazil	84,019	45,988	84,019	45,988
Other	57	126	57	126
Total International	269,681	220,955	269,681	220,955
Total Consolidated Long-lived Assets	$607,729	$586,179	$607,729	$586,179

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

OVERVIEW

During the second quarter of fiscal year 2016, DeVry Group’s revenue and net income decreased as compared to the year-ago quarter. Revenue in the Business, Technology and Management segment declined in the second quarter, partially offset by revenue growth in the Medical and Healthcare and International and Professional Education segments. Operational and financial highlights for the second quarter of fiscal year 2016 include:

•	Chamberlain College of Nursing (“Chamberlain”) revenue grew by more than 21% as compared to the year-ago quarter. For the November 2015 session, total student enrollment at Chamberlain increased 23.3% to 25,654 students as compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations.

•	In December 2015, DeVry Brasil completed the acquisition of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”). Grupo Ibmec is headquartered in São Paulo and operates campuses located in Rio de Janeiro, Brasilia and Belo Horizonte, and operates under the name Metrocamp in Campinas. A nationally recognized educational institution, Grupo Ibmec has been widely known for its academic excellence for more than 40 years, and it currently serves nearly 15,000 undergraduate and graduate students onsite and online throughout Brazil. This acquisition continues the process of expanding DeVry Group’s presence in Brazil.

•	During the second quarter of fiscal year 2016, management recorded a non-cash, pre-tax impairment charge of $99.5 million related to the write-down of identified intangible assets and goodwill recorded at Carrington College (“Carrington”).

•	DeVry Group recorded pre-tax restructuring charges of $12.9 million in the second quarter of fiscal year 2016. These charges relate primarily to real estate consolidations. During the remainder of fiscal year 2016, DeVry Group expects to continue cost control efforts which may result in additional restructuring charges. Expense reductions of over $150 million are expected for fiscal year 2016 related to restructuring and other cost saving initiatives, primarily within DeVry University.

•	DeVry Group ended its eighth share repurchase program by repurchasing a total of 331,152 shares of its common stock at an average cost of $24.93 per share during the second quarter. The DeVry Group Board of Directors approved a ninth repurchase program in December 2015. This ninth program authorizes DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017. Repurchases under this ninth program commenced in January 2016.

•	DeVry Group’s financial position remained strong, generating $76.5 million of operating cash flow during the first six months of fiscal year 2016. As of December 31, 2015, cash and cash equivalents totaled $178.2 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the second quarter and first six months of fiscal years 2016 and 2015, DeVry Group recorded restructuring charges related to workforce reductions and real estate consolidations at DeVry University and real estate consolidations at Carrington in order to align its cost structure with enrollments. In addition, in the second quarter of fiscal year 2016, DeVry Group recorded an asset impairment charge related to the write-down of Carrington's intangible assets and goodwill. The following table illustrates the effects of the restructuring charges and asset impairment charge on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these special items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the special nature of the restructuring charges. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Net (Loss) Income	$(50,587)	$42,413	$(45,122)	$62,853
(Loss) Earnings per Share (basic-2015, diluted-2014)	$(0.79)	$0.65	$(0.70)	$0.96
Restructuring Expense (net of tax)	$8,536	$6,537	$27,548	$16,989
Effect on Earnings per Share (diluted)	$0.14	$0.10	$0.43	$0.26
Asset Impairment Charge (net of tax)	$86,028	$-	$86,028	$-
Effect on Earnings per Share (diluted)	$1.33	$-	$1.33	$-
Net Income Excluding Restructuring Expense and Asset
Impairment Charge (net of tax)	$43,977	$48,950	$68,454	$79,842
Earnings per Share Excluding Restructuring Expense and Asset Impairment Charge (diluted)	$0.68	$0.75	$1.06	$1.22
Shares used in EPS calculation
Basic	64,252	NA	64,272	NA
Diluted	64,654	65,470	64,617	65,488

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income (Loss) for the first three and six months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	52.8%	51.7%	54.2%	52.5%
Student Services and Administrative Expense	34.9%	36.1%	36.0%	37.2%
Restructuring Expense	2.8%	2.1%	4.1%	2.5%
Asset Impairment Charge	21.8%	0.0%	11.1%	0.0%
Total Operating Cost and Expense	112.4%	89.9%	105.4%	92.2%
Operating (Loss) Income	(12.4)%	10.1%	(5.4)%	7.8%
Net Interest Expense	(0.4)%	0.0%	(0.4)%	0.0%
(Loss) Income Before Income Taxes	(12.7)%	10.1%	(5.8)%	7.8%
Income Tax Benefit (Provision)	1.6%	(1.3)%	0.8%	(1.1)%
Net (Loss) Income	(11.1)%	8.8%	(5.0)%	6.7%
Net Income Attributable to Noncontrolling Interest	0.0%	(0.1)%	0.0%	0.0%
Net (Loss) Income Attributable to DeVry Education Group	(11.1)%	8.7%	(5.0)%	6.6%

REVENUE

Total consolidated revenue for the second quarter of fiscal year 2016 of $456.2 million decreased $28.7 million, or 5.9%, as compared to the year-ago quarter. For the first six months of fiscal year 2016, total consolidated revenue decreased $49.3 million or 5.2% to $897.6 million, as compared to the year-ago period. The decrease in revenue was driven primarily by a greater than planned decline in student enrollments at DeVry University where revenue compared to the year-ago quarter and six-month period decreased by 23.8% and 22.8%, respectively. Partially offsetting this revenue decline was an increase in revenue within the Medical and Healthcare segment of 9.5% and 9.1% compared to the year-ago quarter and six month period, respectively, primarily driven by growth in total student enrollment and tuition price increases at certain institutions. Also, revenue within the International and Professional Education segment, rose 1.9% and 5.8% as compared to the year-ago quarter and six month period, respectively, primarily as a result of both organic growth and acquisitions at DeVry Brasil, partially offset by a decline in the value of the Brazilian Real.

Management expects that for the third quarter and full year fiscal year 2016 revenue will decrease approximately 4 to 5 percent as compared to the third quarter and full fiscal year 2015, driven by DeVry University’s continuing revenue declines resulting from the impact of lower new and total student enrollments and declining revenue at Carrington. This decreased revenue is expected to be partially offset by anticipated revenue growth within the Medical and Healthcare and International and Professional Education segments.

Medical and Healthcare

Medical and Healthcare segment revenue increased 9.5% to $234.4 million in the second quarter and increased 9.1% to $458.4 million for the first six months of fiscal year 2016 as compared to the year-ago periods. Higher total student enrollment for the quarter at Chamberlain and DeVry Medical International (“DMI”) were the drivers of revenue growth. Revenue at Carrington was virtually flat for the second quarter and declined 1.0% for the first six months of fiscal year 2016 as compared to the year-ago periods. Key trends for DMI, Chamberlain and Carrington enrollment are set forth below.

DeVry Medical International

DeVry Medical International Student Enrollment:

	Fiscal Year 2016		Fiscal Year 2015
Term	Sept. 2015	Jan. 2016	Sept. 2014	Jan. 2015	May 2015
New Students	991	518	842	560	617
% Change from Prior Year	17.7%	(7.5)%	(13.9)%	(3.8)%	11.2%
Total Students	6,546	6,374	6,406	6,146	5,978
% Change from Prior Year	2.2%	3.7%	(0.8)%	(7.9)%	0.9%

At DMI, new and total student enrollment in the May 2015 semester, which contributed revenue for the first two months of fiscal year 2016, increased 11.2% and 0.9%, respectively, from the May 2014 semester. In the September 2015 semester, new student enrollment increased 17.7% and total student enrollment increased 2.2% from the September 2014 semester. In the January 2016 semester, new student enrollment decreased 7.5% and total student enrollment increased 3.7% from the January 2015 semester. Management believes the decline in new enrollment is the result of increasing competition from other medical schools in the Caribbean and U.S.

Management believes the demand for medical education remains strong and can support management expectations to grow new and total enrollment in the low-single digit range over the long-term; however, heightened competition may adversely affect DMI’s ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences and clinical rotation portions of American University of the Caribbean’s (“AUC”) medical program were $20,250 and $22,650, respectively, per semester. These tuition rates represent an increase of 3.5% from the September 2014 rates.

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences portion of the programs at Ross University School of Medicine (“RUSM”) were $20,580 per semester. Tuition and fees for the clinical portion of the program were $22,710 per semester. These tuition rates represent an increase of 4.6% from the September 2014 rates.

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences portion of the programs at Ross University School of Veterinary Medicine (“RUSVM”) were $18,310 per semester. Tuition and fees for the clinical portion of the program were $22,985 per semester. These tuition rates represent an increase of 3.3% from the September 2014 rates.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of books, supplies, transportation and living expenses.

Chamberlain College of Nursing

Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016
New Students	2,180	4,942	2,577	4,316
% Change from Prior Year	5.5%	27.9%	20.6%	16.6%
Total Students	21,760	25,802	25,654	27,938
% Change from Prior Year	23.6%	23.3%	23.3%	21.2%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
New Students	2,066	3,864	2,137	3,702	2,166	3,205
% Change from Prior Year	60.8%	14.3%	9.5%	5.7%	3.5%	2.0%
Total Students	17,603	20,920	20,807	23,055	23,108	23,044
% Change from Prior Year	39.2%	33.3%	32.3%	27.1%	27.1%	21.7%

Continued market demand for nurses positively influenced career decisions of new students to select this field of study. The historical trend of increases in new student enrollments is also attributable to increased demand from current nurses for Chamberlain’s Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree option, Master of Science in Nursing (“MSN”), Family Nurse Practitioner (“FNP”) and Doctor of Nursing Practice (“DNP”) degree programs, the addition of several new campus locations, campus expansion and organic growth at existing locations.

Tuition Rates:

•	Effective for sessions beginning in July 2015, tuition is $665 per credit hour for students enrolling in one to six credit hours per session in the Chamberlain BSN, Associate Degree in Nursing (“ADN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate is unchanged as compared to the prior year. Tuition is $400 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2015, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree option. This tuition rate is unchanged from the July 2014 tuition rate. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year. The online DNP program is offered at $750 per credit hour. This tuition rate is unchanged from the July 2014 tuition rate.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2016
Term	Sept. 2015	Dec. 2015
New Students	2,584	1,858
% Change from Prior Year	(1.5)%	(4.8)%
Total Students	7,560	7,211
% Change from Prior Year	(1.0)%	(3.1)%

	Fiscal Year 2015
Term	Sept. 2014	Dec. 2014	Mar. 2015	June 2015
New Students	2,623	1,951	2,187	2,771
% Change from Prior Year	(4.0)%	14.4%	(2.7)%	56.9%
Total Students	7,634	7,444	7,639	7,508
% Change from Prior Year	(0.9)%	1.2%	(1.5)%	2.1%

For the three months ended December 31, 2015, new and total student enrollment decreased 4.8% and 3.1%, respectively, from the year-ago period. Management expects both enrollment and revenue growth to decline in the low single digits in the third quarter of fiscal year 2016 as compared to the year-ago quarter as delays in licensing approvals in some programs with capped enrollment have impacted the pace of management’s execution of its growth initiatives. These delays are in part due to increased rigor on the part of the licensing bodies in charge of the approval process. Management believes the career college segment offers growth potential as evidenced by the growth in enrollments in Carrington’s certificate programs.

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

International and Professional Education

International and Professional Education segment revenue increased 1.9% to $62.4 million in the second quarter and increased 5.8% to $121.1 million for the first six months of fiscal year 2016 as compared to the year-ago periods. Second quarter revenue at DeVry Brasil was flat as compared to the year-ago quarter and increased 5.6% for the first six months of fiscal year 2016 as compared to the year-ago period. The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported revenue for the second quarter by approximately $15 million and decreased reported revenue by approximately $28 million for the first six months of fiscal year 2016. Without this currency effect, revenue at DeVry Brasil would have risen approximately 38% in the second quarter and approximately 46% in the first six months of fiscal year 2016 as compared to the year-ago periods. In addition to revenue growth within existing institutions, the fiscal year 2015 acquisitions of Faculdade Martha Falcão (“FMF”), Faculdade Ideal (“Faci”) and Damásio Educacional (“Damasio”) contributed approximately two-thirds of this revenue growth in the second quarter and more than one-third in the first six months of fiscal year 2016. DeVry Brasil’s latest acquisition, Grupo Ibmec, contributed no revenue in the second quarter of fiscal year 2016. Revenue at Becker Professional Education (“Becker”) also increased 5.5% in second quarter and increased 6.1% in the first six months of fiscal year 2016 as compared to the year-ago periods, which was driven by an increase in the number of CPA exam review students.

Although Brazil continues to face a slowing economy and this economic environment continues to present challenges to growth as well as create pricing pressures in the education sector, DeVry Brasil has been able to steadily increase enrollment through its emphasis on quality and brand recognition. Management believes new organic student enrollment growth for the second half of fiscal year 2016 will be down and that, should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, DeVry Brasil’s ability to grow its student enrollment may be negatively impacted.

Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil Student Enrollment:

	Fiscal Year 2016	Fiscal Year 2015
Term	Sept. 2015	Sept. 2014	Mar. 2015
New Students	14,399	5,217	18,173
% Change over Prior Year	176.0%	37.8%	105.5%
Total Students	57,819	33,591	58,724
% Change over Prior Year	72.1%	14.5%	77.9%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damasio. The acquisitions of FMF, Faci and Damasio, which all occurred after the first quarter of fiscal year 2015, added 9,444 new student enrollments and 22,249 total student enrollments to the September 2015 semester totals. Excluding the effect of these recent acquisitions, new enrollment decreased 5.0% and total enrollment increased 5.9% in the September semester compared to the year-ago September semester. There are no enrollment figures presented for Grupo Ibmec as the semester was completed prior to the acquisition date.

In addition, as of the September 2015 semester, DeVry Brasil enrolled 233 new students and 1,362 total students in Pronatec, a federal government-sponsored certificate program that aims to increase the number of technical and vocational students in Brazil. These students are not included in the reported enrollment figures for the semester.

DeVry Brasil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”) which may impose limits on the number of students who can be enrolled in its programs. Previous restrictions at Faculdade Área1 (“Área1”) were removed in September 2015.

DeVry Brasil students are eligible for loans under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program, which is financed by the Brazilian government. As of December 31, 2015, approximately 40% of DeVry Brasil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 33% of DeVry Brasil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping achieve the national goal of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts from 732,000 in calendar year 2014 to 300,000 in calendar year 2015, decreasing the monthly minimum family income thresholds that cannot be exceeded in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%.

The DeVry Brasil institutions have increased efforts to attract more non-FIES students in order to reduce dependency on this program. Also, DeVry Brasil is working with private lenders to increase funding sources for prospective students. Management believes DeVry Brasil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing FIES loans. However, the changes in the FIES program have impacted DeVry Brasil’s growth due to fewer students qualifying for the FIES program.

Business, Technology and Management

Revenue in DeVry Group’s Business, Technology and Management segment, which is composed solely of DeVry University, decreased 23.8% to $160.2 million in the second quarter and decreased 22.8% to $319.7 million for the first six months of fiscal year 2016, as compared to the year-ago periods, as a result of an expected decline in student enrollment as DeVry University repositions itself to stabilize enrollment. Enrollment declines are expected to continue for the remainder of fiscal year 2016, which will result in lower revenue. Key trends in enrollment and tuition pricing are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016
New Students	4,000	4,006	2,883	3,036
% Change over Prior Year	(18.6)%	(24.0)%	(31.4)%	(29.1)%
Total Students	31,293	31,843	30,132	29,313
% Change over Prior Year	(15.9)%	(20.1)%	(21.2)%	(22.7)%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
New Students	4,915	5,268	4,201	4,282	4,156	3,817
% Change over Prior Year	(13.4)%	(20.0)%	(12.9)%	(12.8)%	(17.2)%	(13.0)%
Total Students	37,210	39,857	38,235	37,922	36,188	34,524
% Change over Prior Year	(12.2)%	(15.1)%	(12.6)%	(15.9)%	(15.0)%	(17.8)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016
Total Coursetakers	12,084	12,937	12,463	12,368
% Change from Prior Year	(12.7)%	(16.7)%	(17.7)%	(18.1)%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
Total Coursetakers	13,845	15,532	15,136	15,108	14,651	13,798
% Change from Prior Year	(14.0)%	(13.4)%	(9.8)%	(12.8)%	(9.5)%	(13.0)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Management believes the decreases in undergraduate and graduate enrollment have been due to lower demand from DeVry University’s target student segment driven by heightened competition from both public and private-sector education providers, the availability of lower cost degrees, perceptions of the value of a college degree and reluctance to take on debt, resulting in a reduction in interest from potential students. Management believes heightened competition at the local level has increased, as colleges have started targeting adult students to a much greater extent. In addition, public-sector and independent colleges are taking share from national competitors. Pricing pressure is increasing, and while students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than many of its public and private-sector competitors.

To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy which includes both near-term actions to stabilize enrollments and sustain positive economics and longer-term investments to increase competitiveness and differentiation. Over the long-term, management’s goal is to transform DeVry University by aligning its programs with high demand fields and by bolstering its value proposition and student experience to help it better compete in the ever-changing higher education landscape. Management expects to accomplish this with strategic use of marketing, launching new workforce solution and by meeting student needs by offering affordable, career-oriented programs.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year, DeVry University has reduced costs through staffing adjustments, managing open positions, consolidating locations, optimizing course scheduling to better utilize classrooms and simplifying program offerings. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 37 campus locations and completed several campus size reductions. As of the commencement of the January 2016 session, DeVry University operates 62 campus locations. An additional three campus locations are expected to close by the end of fiscal year 2016.

Tuition rates:

•	In July 2014, DeVry University froze both undergraduate and graduate tuition rates for the school year which ended in June 2015. This tuition freeze remains in effect in fiscal year 2016. Management believes this will help to increase interest from potential students and positively impact persistence among its current students. Beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate was increased from 7 hours to 8.

•	For fiscal year 2016, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in one to seven credit hours per session and $365 per credit hour for each credit hour in excess of seven credit hours for continuing students. Beginning in September 2015, new student undergraduate tuition is $609 per every credit hour with no reduced price at higher credit hour levels. DeVry University’s certificate program tuition is $450 per credit hour. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	For fiscal year 2016, Keller Graduate School of Management program tuition per course is $2,298. This rate is unchanged from the prior year.

•	Any tuition rate increases after July 2015 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

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

DeVry Group’s Cost of Educational Services decreased 3.9% to $241.0 million during the second quarter and decreased 2.2% to $486.1 million in the first six months of fiscal year 2016 as compared to the year-ago periods. This decrease is primarily the result of cost reduction measures at DeVry University partially offset by costs that were incurred to support growth in the Medical and Healthcare segment as compared to the year-ago periods. Cost of Educational Services within DeVry University were lower by 23.0% in the second quarter and 20.7% in the first six months of fiscal year 2016 as compared to the year-ago periods. The costs at DeVry Brasil for the first six months of fiscal year 2016 include the full six months of expenses of FMF, Faci and Damasio which were all acquired during fiscal year 2015 (combined effect of $7.9 million and $17.7 million increases in Cost of Educational Services expense for the second quarter and first six months of fiscal year 2016, respectively). These increases were fully offset by the effect of the decline in the value of the Brazilian Real as compared to the year-ago periods (effect is a decrease to cost of educational services of $9.4 million and $24.1 million in the second quarter and first six months of fiscal year 2016, respectively).

As a percentage of revenue, Cost of Educational Services increased to 52.8% in the second quarter and increased to 54.2% in the first six months of fiscal year 2016 compared to 51.7% and 52.5%, respectively, during the year-ago periods. The increase was primarily the result of costs that were incurred to support the Medical and Healthcare segment and DeVry Brasil growth and decreased operating leverage within DeVry University.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development and the amortization expense of finite-lived intangible assets related to business acquisitions.

Student Services and Administrative Expense decreased 9.0% to $159.2 million during the second quarter and decreased 8.4% to $323.2 million during the first six months of fiscal year 2016 as compared to the year-ago periods. The decrease was primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and DeVry Group home office. Management is finding ways to be more efficient in marketing and recruiting efforts at DeVry University. Student Services and Administrative Expense within DeVry University was lower by 25.3% in the second quarter and lower by 24.4% in first six months of fiscal year 2016 as compared to the year-ago periods. This reduction was partially offset by the expense growth necessary to support the operations of DeVry Group’s other institutions (DMI, Chamberlain, DeVry Brasil and Becker). The costs at DeVry Brasil for the first six months of fiscal year 2016 include the full six months of expenses of FMF, Faci and Damasio which were all acquired during fiscal year 2015 along with expenses for Grupo Ibmec which was acquired in the second quarter of fiscal year 2016 (combined effect of $2.6 million and $4.7 million increases in Student Services and Administrative Expense for the second quarter and first six months of fiscal year 2016, respectively). These increases were partially offset by the effect of the decline in the value of the Brazilian Real as compared to the year-ago periods. Amortization of finite-lived intangible assets in connection with acquisitions of institutions increased by $0.8 million during the second quarter and $1.3 million for the first six months of fiscal year 2016 as compared to the year-ago periods as a result of the intangible assets added with the DeVry Brasil acquisitions in fiscal years 2015 and 2016. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 34.9% in the second quarter and decreased to 36.0% in the first six months of fiscal year 2016 compared to 36.1% and 37.2%, respectively, during the year-ago periods. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that for the third quarter of fiscal year 2016, total operating costs will decrease by approximately 3 to 4 percent as compared to the third quarter of fiscal year 2015, driven by the impact of savings from DeVry Group’s continued cost reduction measures which will be partially offset by increases related to the acquisitions at DeVry Brasil and the opening of additional Chamberlain campuses.

Restructuring Expense

During the second quarter and first six months of fiscal year 2016, DeVry Group recorded pre-tax charges related to real estate consolidations of $12.4 million and $31.2 million, respectively. Also during the first six months of fiscal year 2016, DeVry University implemented a reduction in force (“RIF”) which reduced DeVry University’s workforce by 187 total positions and resulted in pre-tax charges of $0.5 million and $5.8 million during the second quarter and first six months of fiscal year 2016, respectively. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in first six months of fiscal year 2016 as follows: $0.1 million to Medical and Healthcare and $36.9 million to Business, Technology and Management.

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

Cash payments for the fiscal year 2016 and 2015 charges were approximately $26.5 million in the first six months of fiscal year 2016. The remaining accrual for these charges is $32.7 million as of December 31, 2015. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to nine years. Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2016 as DeVry Group continues to reduce cost where enrollment levels necessitate such realignment of expense.

Asset Impairment Charge

During the second quarter of fiscal year 2016, revenue and operating income for DeVry Group’s Carrington reporting unit were significantly below management’s expectations primarily driven by lower student enrollments. Carrington’s revenue, though increased from the year-ago period, was 12% below plan during the second quarter which contributed to an operating loss in the period as compared to planned operating income. This plan was used in DeVry Group’s intangible asset impairment testing as of May 31, 2015. This testing indicated a fair value of the Carrington reporting unit that was approximately 8% above carrying value. Although management believes its planned business and operational strategies, which include new teaching locations and adding high demand programs to current locations in order to leverage existing facilities, will reverse the negative revenue and operating income trend there is uncertainty as to the timing of this reversal. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an interim impairment analysis. As a result, during the second quarter of fiscal year 2016, DeVry recorded a non-cash, pre-tax impairment charge of $99.5 million related to its Carrington reporting unit. See “Note 8: Intangible Assets” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for additional disclosure on the impairment analyses.

OPERATING INCOME

DeVry Group generated operating losses of $56.4 million and $48.1 million in the second quarter and first six months of fiscal year 2016, respectively. Total consolidated operating income decreased $105.3 million for the second quarter and decreased $121.7 million for the first six months of fiscal year 2016 as compared to the year-ago periods. The primary drivers of the decrease in operating income were the $99.5 million asset impairment charge explained above, an increase in restructuring expense and the revenue decline at DeVry University. Excluding the effect of the asset impairment charge and restructuring expense, consolidated operating income decreased 5.3% in the second quarter and 9.0% in the first six months of fiscal year 2016 as compared to the year-ago periods. The effect on operating income of the revenue declines at DeVry University was partially offset by cost reductions in this segment.

Management now expects that for the full fiscal year 2016 earnings before special items will decrease approximately 5 to 6 percent as compared to the full fiscal year 2015, driven by DeVry University’s continuing revenue declines resulting from the impact of lower new and total student enrollments along with higher use of scholarships and discounts and higher Carrington operating losses.

Medical and Healthcare

Medical and Healthcare segment generated operating losses of $56.9 million and $22.7 million during the second quarter and first six months of fiscal year 2016, respectively, compared to operating income of $36.9 million and $74.5 million in the year-ago quarter and six month periods, respectively. Excluding the effect of the asset impairment charge and restructuring expense, segment operating income increased 10.8% for the second quarter and 0.6% for the first six months of fiscal year 2016 as compared to the year-ago periods. The increase in operating income is a result of an increase in revenue at Chamberlain partially offset by the deteriorating operating results at Carrington.

International and Professional Education

International and Professional Education segment operating income decreased 25.2% to $7.8 million during the second quarter and decreased 35.1% to $9.9 million for the first six months of fiscal year 2016, as compared to the year-ago periods. The decreased operating income was primarily driven by higher use of scholarships and discounts at DeVry Brasil and softer-than-planned second quarter revenue at Damasio along with increased costs to support growth and the effect of the decline in value of the Brazilian Real as compared to the U.S. dollar. These more than offset an increase in operating income at Becker. The currency effect reduced reported operating income by $3.5 million in the second quarter and $4.4 million in first six months of fiscal year 2016, respectively.

Business, Technology and Management

Business, Technology and Management segment generated an operating loss of $4.4 million in the second quarter of fiscal year 2016, compared to operating income $2.2 million during the year-ago quarter. This segment’s operating loss in the first six months of fiscal year 2016 increased to $29.6 million from $10.3 million in the year-ago period. The operating loss experienced in the second quarter and first six months of fiscal year 2016 was primarily the result of a decline in revenue resulting from the impact of lower new and total student enrollments and the higher use of scholarships and discounts. Also contributing to the higher operating losses were increases of $4.4 million and $15.4 million in restructuring charges recorded in the second quarter and first six months of fiscal year 2016, respectively, as compared to the year-ago periods (as discussed earlier in the Restructuring Expense section).

Excluding the restructuring charges, the segment’s operating income was $8.9 million during the second quarter and $7.3 million for the first six months fiscal year 2016, as compared to operating income of $11.1 million and $11.2 in the year-ago periods, respectively. Total segment expense for the second quarter of fiscal year 2016, excluding the restructuring charges, decreased $47.9 million or 24.1% as compared to the year-ago quarter. Total segment expense for the first six months of fiscal year 2016, excluding the restructuring charges, decreased $90.4 million or 22.5% as compared to the year-ago period. These expense reductions are the result of savings from cost reduction measures offsetting 96% of the impact of the second quarter’s and first six months’ revenue declines. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management believes further cost control measures will be necessary throughout the remainder of fiscal year 2016, and additional consolidations and closures of DeVry University locations will occur.

INTEREST

Interest income for the second quarter and first six months of fiscal year 2016 did not change significantly compared to the year-ago periods. Interest expense for the second quarter and first six months of fiscal year 2016 of $1.8 million and $4.2 million, respectively, increased by $1.5 million and $3.4 million from the year-ago periods, respectively, due to interest on a higher amount of deferred purchase price agreement balances at DeVry Brasil.

INCOME TAXES

A tax benefit of $7.5 million was recorded in the second quarter of fiscal year 2016. This tax benefit was driven primarily from the Carrington impairment charge, which was partially deductible for tax purposes, and generated effective tax rates of 13.0% and 13.2% for the second quarter and first six months of fiscal 2016, compared to 12.5% and 14.0% for the second quarter and first six months of fiscal year 2015. During the quarter DeVry Group’s effective income tax rate was favorably impacted by enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a five year period for tax years beginning after January 1, 2015 through December 31, 2019. DeVry Group’s effective income tax rate also reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM, which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

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

The following table summarizes DeVry Group’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2015 and 2014, respectively.

	Fiscal Year
	2015	2014
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	59%	60%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	39%	38%
Total	100%	100%

The pattern of cash receipts during the year is seasonal. DeVry Group’s accounts receivable balances peak immediately after tuition bills are issued each semester/session. Accounts receivable reaches its lowest level at the end of each semester/session, dropping to its lowest point during the year at the end of December.

At December 31, 2015, total accounts receivable, net of related reserves, was $121.8 million compared to $89.3 million at December 31, 2014. The main driver of the increase in net accounts receivable was the impact of the delayed FIES funding on the DeVry Brasil accounts receivable. DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program which is financed by the Brazilian government. The Brazilian government implemented changes to this program in 2015 which include extending the payment period from the government to the participating institutions. This change as well as the acquisitions of Faci, Damasio and Grupo Ibmec resulted in a higher level of accounts receivable at DeVry Brasil. Higher receivable levels also were recorded at Chamberlain as the result of increased revenue.

The FIES accounts receivable balance at December 31, 2015 was approximately $32.5 million compared to a balance of approximately $10.0 million at December 31, 2014. Of this amount, approximately $15.4 million is recorded as Accounts Receivable, Net and approximately $17.1 million is recorded as non-current Other Assets at December 31, 2015. The increase in total FIES accounts receivable was caused by a delay in the receipt funds from the Brazilian government. The government has implemented a payment plan for all outstanding calendar year 2015 FIES amounts. DeVry Brasil will receive deferred payments of the outstanding 2015 FIES balances of 25 percent by June 30, 2016, 25 percent by June 30, 2017 and 50 percent by June 30, 2018. Each payment will include an adjustment based on the Brazilian inflation rate. In addition, the Brazilian government will pay participating institutions installments for all calendar year 2016 FIES loans.

Financial Aid

Like other higher education institutions, DeVry Group is highly dependent upon the timely receipt of financial aid funds. All financial assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry Group’s financial condition and cash flows could be materially and adversely affected. Please see Part I “Item 1A – Risk Factors” of DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on August 27, 2015, for a discussion of student financial aid related risks.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the U.S., Brazil and Canada. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Comprehensive program reviews of Carrington College-Phoenix, RUSM, Carrington College-California and DeVry University-Kansas City were initiated in April, May, June and August 2014, respectively, and remain open and ongoing. On January 27, 2016, DeVry University received a preliminary program review report from ED, which identified findings relating to its fiscal administration, student eligibility and administrative capability and provides DeVry University an opportunity to respond the preliminary findings. If ED determines that we have failed to demonstrate either financial responsibility or administrative capability in any pending program review, we could be subject to sanctions including; a requirement to post a letter of credit, fines, suspension or termination of our eligibility to participate in the Title IV programs, any of, which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. The timing or final outcome of the DeVry University program review, or its possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time.

In conjunction with its program review of RUSM, ED issued a cease and desist letter for funding students enrolled in a 5th semester course offered at two U.S. sites. The order has the potential to impact the continued Title IV eligibility for anyone who took the course during the period from July 2011 through September 2014. The institution provided a response to ED, clarifying the nature of the 5th semester course and has resumed Title IV funding for all of its students. Should a finding materialize related to this concern, the institution estimates its maximum liability would not materially adversely affect its business, financial conditions and/or operating results.

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”) based on a portion of its pending August 28, 2015 inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations relate to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). DeVry Group intends to request a hearing on ED’s decision, and will collaborate closely with the ED to demonstrate DeVry Group’s compliance and resolve this matter satisfactorily. In the event DeVry University is unable to demonstrate its compliance or otherwise resolve this matter satisfactorily, the January 2016 Notice would become effective, thus requiring, among other things, DeVry University to cease its Since 1975 Representation, notify enrolled and prospective students that such representations were unsubstantiated under ED regulations, and take certain steps to substantiate future representations related to post-graduation employment outcomes. Additionally, DeVry University would be required to file a letter of credit with ED in an amount at least equal to 10% of the Title IV funds disbursed by DeVry University in fiscal year 2015, which would reduce DeVry Group’s available credit under our revolving credit facility and/or unrestricted cash balances by at least $75 million. In such circumstances, DeVry University would also be required to disburse funds under either ED FSA’s cash monitoring or reimbursement payment method, which could result in substantially delayed disbursements of Title IV funds. The timing or outcome of this matter, or its possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time. The defense, resolution, or settlement of this matter, or any matter potentially under review arising from the August 28, 2015 inquiry, could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive years loses eligibility to participate in these programs for at least two fiscal years.

The following table details the percentage of revenue on a cash basis from federal financial assistance programs for each of DeVry Group’s Title IV eligible institutions for fiscal years 2015 and 2014, respectively.

	Fiscal Year
	2015	2014
American University of the Caribbean School of Medicine	80%	81%
Ross University School of Medicine	80%	80%
Ross University School of Veterinary Medicine	84%	85%
Chamberlain College of Nursing	65%	65%
Carrington College:
California	76%	77%
Boise	70%	72%
Portland	76%	74%
Phoenix	80%	80%
DeVry University:
Undergraduate	(1)	68%
Graduate	(1)	67%
Total	66%	(1)
(1)	During fiscal year 2015, DeVry University undergraduate and Keller Graduate School of Management began reporting under one Office of Postsecondary Education identification number (OPEID). As a result, there is no Undergraduate and Graduate breakout for DeVry University for fiscal year 2015 data.

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At December 31, 2015, cash in the amount of $14.0 million was held in restricted bank accounts, compared to $10.5 million at December 31, 2014.

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

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As of December 31, 2015, approximately 40% of DeVry Brasil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 33% of DeVry Brasil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping achieve the national goal of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts from 732,000 in calendar year 2014 to 300,000 in calendar year 2015, decreasing the monthly minimum family income thresholds that cannot be exceeded in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%. The changes in the FIES program have impacted DeVry Brasil’s liquidity by lengthening the reimbursement period from the Brazilian government.

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations during each of the six month periods ended December 31, 2015 and 2014 (in thousands):

	For the Six Months Ended December 31,
	2015	2014
Net (Loss) Income	$(45,085)	$63,239
Non-cash Items	190,828	97,246
Changes in Assets and Liabilities	(69,224)	(68,176)
Total Cash Provided by Operating Activities	$76,519	$92,309

Cash generated from operations in first six months of fiscal year 2016 was $76.5 million, compared to $92.3 million in the year-ago six month period. Net income decreased by $108.3 million in the first six months of fiscal year 2016 compared to the year-ago six month period. The increase in non-cash items in the first six months of fiscal year 2016 as compared to the year-ago six month period was primarily the result of the $99.5 million asset impairment charge related to the Carrington reporting unit and an increase in the accelerated depreciation and write-offs of leasehold improvements and equipment. The accelerated depreciation and write-offs were the result of an increase in real estate consolidations and the associated asset disposals at DeVry University compared to the prior year.

Changes from June 30, 2015, in Assets and Liabilities consisted of the following:

•	The decrease in combined net prepaid expenses, accounts payable and accrued expenses was $34.6 million, which is $7.6 million more than the combined change in the year-ago period. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The increase in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $34.6 million, which is $6.7 million less than the combined change in the year-ago period. Accounts receivable increased by a greater amount at December 31, 2015, compared to June 30, 2015, than the comparative year-ago period. The main driver of the increase in accounts receivable was the impact of the delayed FIES funding on the DeVry Brasil accounts receivable. DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program which is financed by the Brazilian government. The Brazilian government implemented changes to this program in 2015 which include extending the payment period from the government to the participating institutions. However, this increase in accounts receivable was more than offset by a smaller change in deferred revenue from June 30, 2015 to December 31, 2015, as compared to the year-ago period. The main driver of this change was the effect on deferred revenue from the decrease in revenue at DeVry University compared to the year-ago period.

Cash Used in Investing Activities

Capital expenditures in the first six months of fiscal year 2016 were $41.0 million compared to $43.1 million in the year-ago period. DeVry Group continues to invest capital for the new Chamberlain and DeVry Brasil campuses and expanding existing facilities; and facility consolidations at DeVry University.

Capital spending for the remainder of fiscal year 2016 is expected to support continued investment at RUSM and RUSVM, planned new locations for Chamberlain and facility improvements at DeVry Brasil. Management anticipates full year fiscal year 2016 capital spending to be similar to fiscal year 2015.

On December 15, 2015, DeVry Brasil completed the acquisition of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”). Grupo Ibmec is headquartered in São Paulo and operates campuses located in Rio de Janeiro, Brasilia and Belo Horizonte, and operates under the name Metrocamp in Campinas. A nationally recognized educational institution, Grupo Ibmec has been widely-known for its academic excellence for more than 40 years and currently serves nearly 15,000 undergraduate and graduate students onsite and online throughout Brazil. This acquisition continues the process of expanding DeVry Group’s presence in Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $190.8 million in cash, in exchange for the stock of Grupo Ibmec. The majority of payments were made in the second quarter of fiscal year 2016, with payments of approximately $10.3 million required over the succeeding six years.

During the first quarter of fiscal year 2016, the noncontrolling interest owners of DeVry Brasil exercised their option to put a portion of their DeVry Brasil stock to DeVry Group. Based on the formula established for the value of this put option, DeVry Group paid $3.1 million for an additional 1.6% ownership interest in DeVry Brasil. The members of the noncontrolling interest group maintain a 2.1% ownership interest in DeVry Brasil. Since July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brasil stock from the noncontrolling interest group. Likewise, this group has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry Group.

Cash Used in Financing Activities

DeVry Group’s consolidated cash balances of $178.2 million at December 31, 2015 included approximately $53.3 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash, subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the U.S. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded to $550 million subject to bank approval. For the first six months of fiscal year 2016, cash flows from domestic operating activities were approximately $73.8 million, which when added to DeVry Group’s beginning of the year domestic cash balances, was sufficient to fund $27.1 million of domestic capital investment, repurchase $16.5 million in common stock and pay dividends of $11.6 million, in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on the DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group’s letters of credit outstanding under this agreement were $0.1 million and $7.8 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of December 31, 2015. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education composite Equity, Primary Reserve and Net Income financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of all outstanding letters of credit. DeVry Group was in compliance with all debt covenants as of December 31, 2015.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Boa Viagem (“FBV”), Faculdade Diferencial Integral (“Facid”), Faculdade DeVry João Pessoa (“Joao Pessoa”), FMF, Damasio and Grupo Ibmec (see “Note 7: Business Combinations” of the notes to the Consolidated Financial Statements). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as certain conditions of the purchase are met.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first six months of fiscal year 2016. DeVry Group had no open derivative positions at December 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17: “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance was issued to simplify the accounting for classification of deferred taxes on the balance sheet. The guidance eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16: “Business Combinations (Topic 805): Simplifying Accounting for Measurement-Period Adjustments”. This guidance was issued to simplify the accounting for provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and where the provisional amounts have been adjusted during the measurement period. The amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. This guidance will require DeVry Group to record and disclose measurement-period adjustments for future business combinations as a period adjustment as opposed to a retroactive adjustment to the opening balance sheet of the acquired entity.

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

The financial position and results of operations of DMI’s St. Maarten, St. Kitts and Dominica operations are measured using the U.S. dollar as the functional currency. Substantially all of these financial transactions are denominated in the U.S. dollar.

The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute approximately 25.7% of DeVry Group’s overall assets, and its Brazilian liabilities constitute approximately 14.5% of overall liabilities. The Brazilian Real has experienced a significant devaluation in relation to the U.S. dollar over the past twelve months, declining approximately 33%. These changes in exchange rates over the past six months have resulted in a $57.4 million charge to Accumulated Other Comprehensive Loss over that time period. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $14.0 million. The decline in value of the Brazilian Real has also resulted in lower than expected U.S. translated revenue and operating income.

The interest rate on DeVry Group’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At December 31, 2015, DeVry Group had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

DeVry Group’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue or accounts receivable. However, as discussed in under the Liquidity and Capital Resources section of this Form 10-Q, the DeVry Brasil FIES accounts receivable balance has increased to $32.5 million as of December 31, 2015. DeVry Brasil has entered into a repayment agreement with the Brazilian government and management considers the credit risk on this receivable to be small.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first six months of fiscal year 2016 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. The timing or outcome of the following matters, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time. The defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”), based on a portion of its pending August 28, 2015 inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pusuant to Title IV. The proposed limitations relate to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). DeVry Group intends to request a hearing on ED’s decision, and will collaborate closely with the ED to demonstrate DeVry Group’s compliance and resolve this matter satisfactorily. In the event DeVry University is unable to demonstrate its compliance or otherwise resolve this matter satisfactorily, the January 2016 Notice would become effective, thus requiring, among other things, DeVry University to cease its Since 1975 Representation, notify enrolled and prospective students that such representations were unsubstantiated under ED regulations, and take certain steps to substantiate future representations related to post-graduation employment outcomes. Additionally, DeVry University would be required to file a letter of credit with ED in an amount at least equal to 10% of the Title IV funds disbursed by DeVry University in fiscal year 2015, which would reduce DeVry Group’s available credit under our revolving credit facility and/or cash balances by at least $75 million. In such circumstances, DeVry University would also be required to disburse funds under either ED FSA’s cash monitoring or reimbursement payment method, which could result in substantially delayed disbursements of Title IV funds.

On January 27, 2016, the Federal Trade Commission (“FTC”) filed a civil complaint (the “FTC lawsuit”) against DeVry Group, DeVry University, Inc., and DeVry/New York Inc. in the United States District Court for the Central District of California alleging that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a), as amended (the “FTC Act”). The advertising claims at issue relate to DeVry University graduates’ employment rates and earnings relative to graduates of other colleges and universities. The lawsuit seeks permanent injunctive relief against future alleged violations of the FTC Act, reimbursement of FTC costs, and such other relief as the court deems necessary to redress any consumer injury from the alleged violations, including rescission or reformation of contracts, restitution, the refund of monies paid, and the disgorgement of ill-gotten monies. The lawsuit followed the previously reported receipt of a CID from the FTC dated January 28, 2014. DeVry Group strongly believes DeVry University’s advertising complied with the FTC Act and each defendant in this action intends to vigorously defend itself.

On January 29, 2016, a putative class action lawsuit was filed by Alex Rayter and Ryan Herendeen, individually and on behalf of others similarly situated, against DeVry Group and DeVry University, Inc. in the United States District Court for the Northern District of California claiming breaches of implied contract and the implied covenant of good faith and fair dealing, violations of the California Unfair Trade Practices Act, the California False Advertising Act and the California Consumer Legal Remedies Act, and negligent misrepresentations. The claims are based on allegations substantially similar to the allegations in the FTC lawsuit. The lawsuit seeks preliminary and permanent injunctive relief against future violations of law, restitution, disgorgement of profits, punitive damages, reimbursement of costs and reasonable attorneys’ fees, and such other relief as the court deems proper. DeVry Group strongly believes DeVry University’s advertising complied with each of the various laws implicated in this action and both DeVry Group and DeVry University intend to vigorously defend themselves.

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

If any regulatory audit, investigation or other proceeding finds us or one or more of our institutions not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, the fines, limitations, or restrictions on our business could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Due to the highly regulated nature of the proprietary postsecondary institutions, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us or one or more of our institutions, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

 A coordinated regulatory and enforcement effort aimed at proprietary postsecondary institutions of higher education could be a catalyst for legislative or regulatory restrictions, investigations, enforcement actions, and claims that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

The industry is experiencing broad-based, intensifying scrutiny in the form of coordinated investigations and enforcement actions. In October 2014, the U.S. Department of Education (“ED”) announced it will be leading an interagency task force (the “Task Force”), formalizing a task force that had been operating for over a year in connection with several investigations. The Task Force is comprised of ED, the Federal Trade Commission (“FTC”), the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), and numerous state attorneys general. The stated purpose of the Task Force is to “coordinate … activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices.” Various federal agencies, including the CFPB, the SEC, and the FTC, are actively investigating or suing members of the sector, and at least 30 state attorneys general have joined an examination of potential abuses within the proprietary postsecondary education industry.

As described in Part II, “Item 1 – Legal Proceedings,” state attorneys general from Illinois, New York and Massachusetts have initiated inquiries into the practices of our institutions. Additionally, and also as described in Part II, “Item 1 – Legal Proceedings,” in related actions, the FTC has filed a civil complaint against DeVry Group and entities related to DeVry University and ED has notified us of its intention to impose certain limitations on DeVry University regarding disclosures of certain post-graduate employment outcomes and impose other restrictions and requirements. The coordinated scrutiny facing the industry and us could directly or indirectly influence the disposition of these existing inquiries, administrative actions and claims or lead to the initiation of other inquiries, administrative actions or claims, which could, directly or indirectly, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Adverse publicity regarding any pending or future investigations, claims and/or actions against us or other proprietary institutions could negatively affect our reputation, business and/or the market price of our common stock. Unresolved investigations, claims and actions, or adverse resolutions or settlements thereof, could also result in additional inquiries, administrative actions or lawsuits, increased scrutiny, the withholding of authorizations and/or the imposition of other sanctions by state education and professional licensing authorities, taxing authorities, our accreditors and other regulatory agencies governing us, which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

As described in Part II, “Item 1 – Legal Proceedings,” state attorneys general from Illinois, New York and Massachusetts have initiated inquiries into the practices of our institutions and, in related actions, the FTC has filed a civil complaint against DeVry Group and entities related to DeVry University and ED has notified DeVry University of its intention to impose certain limitations on DeVry University regarding disclosures of certain post-graduate employment outcomes and impose other restrictions and requirements. Due to the coordinated regulatory and enforcement efforts directed at us and other proprietary postsecondary higher education institutions and adverse publicity arising from such efforts, we may face additional government and regulatory investigations and actions, lawsuits from private plaintiffs and shareholder derivative claims. We may incur significant costs and other expenses in connection with our response to, and defense, resolution or settlement of, investigations, claims or actions, or group of related investigations, claims or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain injunctive relief, including altering certain business practices or requiring us to pay substantial damages, settlement costs, fines and/or penalties. In addition, findings or claims or settlements thereof could serve as a basis for additional lawsuits or governmental inquiries or enforcement actions. Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED is pursuing the development of regulations setting forth new standards and procedures related to borrower defenses to repayment of Title IV loan obligations, and ED’s rights and processes against institutions following a successful borrower defense. While the ultimate scope of these regulations remains unclear, it is possible that a finding or allegation arising from current or future legal proceedings or governmental administrative actions, may create significant liability under the new regulations, which could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

On August 20, 2015, the ED announced its intention to establish a negotiated rulemaking committee to develop proposed regulations (collectively, the “Debt Forgiveness Regulations”) for determining the criteria and procedures ED will use for determining which Title IV borrower obligations to forgive, and standards and processes to be applied in determining whether institutions whose acts serve as the basis of such debt forgiveness are liable. The committee will also propose rules to determine the effect of borrower defenses to loan repayment may have on ED’s assessment of institutional capability assessments. We cannot predict the timing or outcome of this rulemaking process or how any such resulting rules would be enforced. Should ED adopt rules proposed by the negotiated rulemaking committee, or rules in furtherance of the objectives of the rulemaking committee, they may include rules that serve as a basis for recovery of losses arising from loan forgiveness from Title IV participating institutions. Depending on the processes and standards adopted by ED in the Debt Forgiveness Regulations, which we cannot predict at this time, in addition to the outcome from any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits or the outcome of any pending or future governmental inquiry, lawsuit or enforcement action could serve as the basis for claim by ED under the Debt Forgiveness Regulations or the termination of eligibility to participate in the Title IV program based on ED’s institutional capability assessment, which could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Regardless of the merits of our actions, while we intend to defend ourselves vigorously in all pending and future legal proceedings, we may settle certain matters for strategic reasons, as a part of a resolution of other matters, or in order to avoid potentially worse consequences arising from inherently uncertain judicial or administrative processes. Moreover, regardless of the merits of our defenses, if we are unable to resolve certain legal proceedings or regulatory actions, indirect consequences arising from unproven allegations or appealable regulatory findings may cause a material adverse effect on our business, financial condition, results of operations and cash flows and result in significant restrictions on us and our ability to operate.

While the final Debt Forgiveness Regulations remain uncertain, certain constituencies are advocating for standards and processes that would afford holders of federal student loans the broadest relief, potentially arising from certain findings, in pending or future governmental inquiries, lawsuits or enforcement actions against us. Despite the merits of our actions and defense, we may settle certain matters for strategic reasons, as a part of a resolution of other matters, or in order to avoid potentially worse consequences in an inherently uncertain judicial or administrative processes. The terms of such settlement could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, although inconsistent with its usual practices, ED has broad discretion to impose significant limitations on us arising from acts it determines are in violation of their regulations, including potentially through new Debt Forgiveness Regulations. As a result, foreseeable and unforeseen consequences of adjudicated or settled legal proceedings and regulatory matters could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

In particular, in the U.S., the Higher Education Act, as amended and reauthorized (the “Higher Education Act”), subjects our U.S. degree-granting institutions (DeVry University, Chamberlain and Carrington) and all other higher education institutions, including our AUC, RUSM and RUSVM, that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”) to significant regulatory scrutiny.

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

Under this framework, we believe that less than 10% of the 2014-2015 academic year programs across DeVry University and Carrington are at risk of falling into the Fail category. In addition, there are a number of programs that are at risk of falling into the Zone category, including the RUSVM’s Doctor of Veterinary Medicine Program. Management expects that certain programs will be able to avoid falling into the Zone or Fail categories through adjustments to program price, including through scholarships, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments are not feasible, which may include RUSVM’s Doctor of Veterinary Medicine Program, we may discontinue such programs or seek to establish relationships with third-party lenders to support student tuition and other expenses. These adjustments could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Department of Education rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by the Department of Education that could restrict or eliminate our eligibility to participate in Title IV programs.

The ED rules and internal guidance impose liability for "substantial misrepresentation" that, among other things, subject us to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on us for the conduct of others, and expose us to liability even when no actual harm occurs. It is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at any of our U.S. degree-granting schools, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Further, our historically disclosed graduate employment statistics, or advertising regarding such statistics, which ED is investigating, could be found to be in violation of ED regulations. If ED determines that an institution has engaged in substantial misrepresentation, ED may fine the institution pursuant to proceedings or an emergency action, discharge students’ debt and hold the institution liable for the discharged debt under the HEA or pursuant to the Debt Forgiveness Regulations, or suspend or terminate an institution’s agreement to participate in Title IV programs. ED may also impose limitations on the institution’s participation in Title IV programs, which could include the denial of applications from the institution for approval of new programs or locations, requiring the filing of a substantial letter of credit, or the imposition of one of ED’s heightened cash monitoring processes. Any of the forgoing remedial actions could have a material adverse effect on our financial condition, results of operations and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All Title IV participating institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, quadrennial renewal of institutional program participation agreements, periodic program reviews and ad hoc events which may lead ED to evaluate an institution’s capacities. If ED determines, in its judgment, that we have failed to demonstrate either financial responsibility or administrative capability, we could be subject to sanctions, including, among other things, a requirement to post a letter of credit, fines, suspension or termination of our eligibility to participate in the Title IV programs, any of which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Administrative regulations give ED considerable discretion to assess the foregoing sanctions and, in some cases, such sanctions could be assessed on us without advance notice or any right of review or appeal before they become effective.

Our goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties.

At December 31, 2015 intangible assets from business combinations totaled $357.9 million and goodwill totaled $543.0 million. Together, these assets equaled approximately 47% of total assets as of such date. If our or any of our subsidiaries’ business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $357.9 million of intangible assets and up to $543.0 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2015	105,156	$26.99	1,779,321	$42,712,738
November 2015	110,222	$23.41	1,889,543	$40,132,965
December 2015	115,774	$24.51	2,005,317	$100,000,000
Total	331,152	$24.93	5,674,181	$100,000,000

(1) On August 29, 2012, the Board of Directors (the "Board") authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2014. In August 2014, the Board extended the repurchase plan through December 31, 2015 and authorized resumption of share repurchases, which DeVry Group began in September 2014. This share repurchase program was completed of December 31, 2015. In December 2015, the Board authorized a ninth share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2017. Share repurchases under this program commenced in January 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2015	-	$-	NA	NA
November 2015	9,401	$24.75	NA	NA
December 2015	-	$-	NA	NA
Total	9,401	$24.75	NA	NA

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

Date: February 8, 2016
	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Chief Accounting Officer and Treasurer (Principal Accounting Officer)

