Form 10-Q
period 2016-03-31
DEVRY EDUCATION GROUP INC.
filed 2016-05-05
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

April 29, 2016 — 62,751,000 shares of Common Stock, $0.01 par value

DEVRY EDUCATION GROUP INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,	March 31,
	2016	2015	2015
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$330,214	$353,022	$402,115
Marketable Securities and Investments	3,528	3,579	3,577
Restricted Cash	10,995	10,743	9,658
Accounts Receivable, Net	170,035	139,163	149,586
Deferred Income Taxes, Net	43,080	41,458	45,163
Prepaid Expenses and Other	36,754	53,092	57,822
Total Current Assets	594,606	601,057	667,921
Land, Building and Equipment:
Land	50,001	59,691	63,282
Building	478,253	485,288	470,706
Equipment	512,825	521,361	500,902
Construction in Progress	20,241	26,664	32,292
	1,061,320	1,093,004	1,067,182
Accumulated Depreciation	(548,980)	(547,130)	(522,559)
Land, Building and Equipment, Net	512,340	545,874	544,623
Other Assets:
Intangible Assets, Net	371,046	323,731	325,000
Goodwill	565,012	552,329	561,406
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	59,443	37,752	36,277
Total Other Assets	1,008,951	927,262	936,133
TOTAL ASSETS	$2,115,897	$2,074,193	$2,148,677

LIABILITIES:
Current Liabilities:
Accounts Payable	$54,222	$63,083	$58,531
Accrued Salaries, Wages and Benefits	88,472	83,491	90,503
Accrued Expenses	88,754	85,103	74,073
Deferred Revenue	170,106	90,232	176,451
Total Current Liabilities	401,554	321,909	399,558
Other Liabilities:
Deferred Income Taxes, Net	46,530	56,092	71,153
Deferred Rent and Other	108,349	101,762	103,920
Total Other Liabilities	154,879	157,854	175,073
TOTAL LIABILITIES	556,433	479,763	574,631
COMMITMENTS AND CONTINGENCIES (NOTE 12)
NONCONTROLLING INTEREST	3,529	9,620	9,100
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 62,909,000, 63,623,000 and 63,701,000 Shares Outstanding at March 31, 2016, June 30, 2015 and March 31, 2015, respectively	764	760	769
Additional Paid-in Capital	364,006	350,256	343,339
Retained Earnings	1,794,012	1,796,361	1,778,239
Accumulated Other Comprehensive Loss	(91,348)	(77,114)	(78,876)
Treasury Stock, at Cost, 13,521,000, 12,414,000 and 12,208,000 Shares at March 31, 2016, June 30, 2015 and March 31, 2015, respectively	(511,499)	(485,453)	(478,525)
TOTAL SHAREHOLDERS' EQUITY	1,555,935	1,584,810	1,564,946
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND
SHAREHOLDERS' EQUITY	$2,115,897	$2,074,193	$2,148,677

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
REVENUE:
Tuition	$425,966	$444,715	$1,243,624	$1,320,197
Other Educational	48,255	45,115	128,212	116,557
Total Revenue	474,221	489,830	1,371,836	1,436,754
OPERATING COST AND EXPENSE:
Cost of Educational Services	252,867	253,186	738,965	750,326
Student Services and Administrative Expense	161,483	180,212	484,662	532,878
Restructuring Expense	2,873	6,982	39,870	30,487
Asset Impairment Charge	-	-	99,473	-
Gain on Sale of Assets	(3,849)	-	(3,849)	-
Total Operating Cost and Expense	413,374	440,380	1,359,121	1,313,691
Operating Income	60,847	49,450	12,715	123,063
INTEREST:
Interest Income	27	1,318	394	2,015
Interest Expense	(1,408)	(2,813)	(5,581)	(3,558)
Net Interest Expense	(1,381)	(1,495)	(5,187)	(1,543)
Income from Continuing Operations Before Income Taxes	59,466	47,955	7,528	121,520
Income Tax Provision	(7,536)	(6,327)	(683)	(16,653)
Income from Continuing Operations	51,930	41,628	6,845	104,867
DISCONTINUED OPERATIONS:
Income from Operations of Divested Component	-	1,011	-	1,011
Income Tax Benefit	-	4,565	-	4,565
Income from Discontinued Operations	-	5,576	-	5,576
NET INCOME	51,930	47,204	6,845	110,443
Net Income Attributable to Noncontrolling Interest	(5)	(84)	(42)	(470)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$51,925	$47,120	$6,803	$109,973

AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATION GROUP:
Income from Continuing Operations, Net of Income Taxes	$51,925	$41,544	$6,803	$104,397
Income from Discontinued Operations, Net of Income Taxes	-	5,576	-	5,576
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$51,925	$47,120	$6,803	$109,973

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS:
Basic:
Continuing Operations	$0.81	$0.65	$0.11	$1.62
Discontinued Operations	-	0.08	-	0.08
	$0.81	$0.73	$0.11	$1.70
Diluted:
Continuing Operations	$0.81	$0.64	$0.11	$1.60
Discontinued Operations	-	0.08	-	0.08
	$0.81	$0.72	$0.11	$1.68

Cash Dividends Declared per Common Share	$-	$-	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
NET INCOME	$51,930	$47,204	$6,845	$110,443
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Gain (Loss)	41,842	(34,779)	(14,144)	(63,470)
Change in Fair Value of Available-For-Sale Securities	17	31	(90)	(11)
COMPREHENSIVE INCOME (LOSS)	93,789	12,456	(7,389)	46,962
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(901)	1,304	262	1,946
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$92,888	$13,760	$(7,127)	$48,908

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2016	2015
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$6,845	$110,443
Income from Discontinued Operations	-	(5,576)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	13,989	13,435
Depreciation	59,349	62,126
Amortization	4,490	3,818
Impairment of Goodwill and Intangible Assets	99,473	-
Provision for Refunds and Uncollectible Accounts	61,710	68,479
Deferred Income Taxes	(13,793)	3,476
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	12,810	6,312
Realized Gain on Sale of Assets	(3,849)	-
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components:
Restricted Cash	(252)	(1,311)
Accounts Receivable	(83,744)	(85,994)
Prepaid Expenses and Other	(1,590)	(20,725)
Accounts Payable	(12,131)	6,278
Accrued Salaries, Wages, Benefits and Expenses	(2,461)	(28,178)
Deferred Revenue	78,843	76,944
Net Cash Provided by Operating Activities-Continuing Operations	219,689	209,527
Net Cash Used in Operating Activities-Discontinued Operations	-	(160)
NET CASH PROVIDED BY OPERATING ACTIVITIES	219,689	209,367
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(51,004)	(64,301)
Payment for Purchase of Businesses, Net of Cash Acquired	(170,577)	(73,117)
Marketable Securities Purchased	(94)	(147)
Cash Received on Sale of Assets	24,788	6,100
Purchase of Noncontrolling Interest of Subsidiary	(3,114)	-
NET CASH USED IN INVESTING ACTIVITIES	(200,001)	(131,465)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	271	6,014
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	875	866
Repurchase of Common Stock for Treasury	(24,378)	(18,672)
Cash Dividends Paid	(11,563)	(11,639)
Payments of Seller Financed Obligations	(5,890)	(5,978)
Payment of Debt Financing Fees	-	(3,472)
NET CASH USED IN FINANCING ACTIVITIES	(40,685)	(32,881)
Effects of Exchange Rate Differences	(1,811)	(1,094)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,808)	43,927
Cash and Cash Equivalents at Beginning of Period	353,022	358,188
Cash and Cash Equivalents at End of Period	$330,214	$402,115
Non-cash Investing and Financing Activity:
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Option	$(3,019)	$2,237

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: INTERIM FINANCIAL STATEMENTS

The interim Consolidated Financial Statements include accounts of DeVry Education Group Inc. (“DeVry Group”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial condition and results of operations of DeVry Group. The June 30, 2015 data presented is derived from audited financial statements.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in DeVry Group's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and DeVry Group’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2015 and December 31, 2015, each as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three and nine months ended March 31, 2016, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

Chamberlain College of Nursing (“Chamberlain”), Carrington College (“Carrington”), DeVry Brasil higher education and DeVry University tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”) basic science curriculum revenue is recognized on a straight-line basis over the academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of primarily U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker Professional Education (“Becker”) and DeVry Brasil’s test preparation live classroom and online tuition revenue is recognized on a straight-line basis over the applicable delivery period.

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

The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, is recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that academic term. Provisions for refunds were $11.5 million and $34.7 million for the three and nine months ended March 31, 2016, respectively, and $10.4 million and $28.5 million for the three and nine months ended March 31, 2015, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student leaves school prior to completing an academic term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $65.9 million and $62.9 million at March 31, 2016 and 2015, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income, were $9.6 million and $27.0 million for the three and nine months ended March 31, 2016, respectively, and $12.5 million and $40.0 million for the three and nine months ended March 31, 2015, respectively.

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of March 31, 2016 and 2015, the net balance of capitalized in-service software development costs was $21.7 million and $32.7 million, respectively.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In the first nine months of fiscal year 2016 and in fiscal year 2015, management consolidated operations at several DeVry University, Carrington and Chamberlain locations. These decisions resulted in pre-tax accelerated depreciation and write-offs on leasehold improvements and equipment of $12.2 million during the nine months ended March 31, 2016, and $1.1 million and $4.2 million during the three and nine months ended March 31, 2015, respectively. The amount for the three months ended March 31, 2016 was not significant. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (see “Note 9: Restructuring Charges”). For a discussion of the impairment of goodwill and intangible assets see “Note 8: Intangible Assets”.

Perkins Program Fund

Carrington and DeVry University are required under U.S. federal aid program regulations to make contributions to the Federal Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal contributions were received in the first nine months of fiscal year 2016 or in fiscal year 2015. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at each of March 31, 2016 and 2015. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by Carrington or DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and Carrington or DeVry University to satisfy their respective cumulative contributions to the fund. Authorization of the Federal Perkins Student Loan Program expired on September 30, 2015. On December 17, 2015, Congress extended the authorization of the Perkins Loan Program to September 30, 2017.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil’s operations, DeVry University’s Canadian operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three and nine month periods ended March 31, 2016 and 2015 were not material.

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

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Balance at Beginning of Period	$2,813	$8,139	$9,620	$6,393
Net Income Attributable to Noncontrolling Interest	5	84	42	470
Payment for Purchase of Noncontrolling Interest of Subsidiary	-	-	(3,114)	-
Increase (Decrease) in Redemption Value of Noncontrolling
Interest Put Option	711	877	(3,019)	2,237
Balance at End of Period	$3,529	$9,100	$3,529	$9,100

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted shares were stock-based grants to purchase 2,828,000 and 2,765,000 shares of common stock for the three and nine months ended March 31, 2016, respectively, and 617,000 and 825,000 shares of common stock for the three and nine months ended March 31, 2015, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Weighted Average Shares Outstanding	63,107	63,773	63,378	63,801
Unvested Participating RSUs	815	738	781	791
Basic Shares	63,922	64,511	64,159	64,592
Effect of Dilutive Stock Options	431	754	318	810
Diluted Shares	64,353	65,265	64,477	65,402

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

The Accumulated Other Comprehensive Loss balance at March 31, 2016, consists of $91.5 million of cumulative translation losses ($89.6 million attributable to DeVry Group and $1.9 million attributable to noncontrolling interests) and $0.2 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Group. At March 31, 2015, this balance consisted of $79.1 million of cumulative translation losses ($76.1 million attributable to DeVry Group and $3.0 million attributable to noncontrolling interests) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $57.3 million and $173.0 million for the three and nine months ended March 31, 2016, respectively, and $67.9 million and $199.7 million for the three and nine months ended March 31, 2015, respectively.

Restructuring Charges

DeVry Group’s financial statements include charges related to severance and related benefits for reductions in staff and voluntary separation plans. These charges also include early lease termination or cease-of-use costs and gains and losses on disposals of property and equipment related to campus consolidations (see “Note 9: Restructuring Charges”).

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09: “Compensation – Stock Compensation (Topic 718)”. This guidance was issued to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)”. This guidance was issued to increase transparency and comparability among organizations by recognizing right-to-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17: “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance was issued to simplify the accounting for classification of deferred taxes on the balance sheet. The guidance eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management anticipates early adoption of this standard in the fourth quarter of fiscal year 2016.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03: “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This guidance was issued to simplify the presentation of debt issuance costs. The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. DeVry Group’s debt includes a revolving credit facility (see “Note 11: Debt”). This update did not provide guidance specifically addressing debt issuance costs involving revolving credit facilities. As a result, it was announced that the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This is DeVry Group’s current accounting policy for debt issuance costs. As a result, this update will have no effect on DeVry Group’s Consolidated Financial Statements.

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

NOTE 3: STOCK-BASED COMPENSATION

DeVry Group maintains four stock-based incentive plans: the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan, the Amended and Restated Incentive Plan of 2005 and the Second Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry Group’s common stock. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the granting of stock appreciation rights, RSUs, performance stock and other stock and cash-based compensation. Although options remain outstanding under the 1999, 2003 and 2005 incentive plans, no further stock-based grants will be issued from these plans. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board. Options are granted for terms of up to ten years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

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

At March 31, 2016, 7,866,772 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock-based incentive plans.

The following is a summary of options activity for the nine months ended March 31, 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2015	3,148,087	$34.86
Options Granted	416,000	26.23
Options Exercised	(19,761)	20.29
Options Forfeited	(16,185)	24.46
Options Expired	(50,369)	35.91
Outstanding at March 31, 2016	3,477,772	33.91	5.41	$-
Exercisable at March 31, 2016	2,461,089	$36.15	4.25	$-

The following is a summary of stock appreciation rights activity for the nine months ended March 31, 2016:

Weighted
	Stock	Weighted	Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic
	Rights	Exercise	Contractual	Value
	Outstanding	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2015	118,065	$42.74
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at March 31, 2016	118,065	42.74	3.95	$-
Exercisable at March 31, 2016	113,444	$43.25	3.69	$-

The total intrinsic value of options exercised for the nine months ended March 31, 2016 and 2015 was $0.1 million and $4.1 million, respectively.

The fair value of DeVry Group’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry Group’s stock-based incentive plans during the first nine months of fiscal years 2016 and 2015 were $10.17 and $17.94, per share, respectively. The fair value of DeVry Group’s stock option grants were estimated assuming the following weighted average assumptions:

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

During the first nine months of fiscal year 2016, DeVry Group granted 603,410 RSUs to selected employees and directors. Of these, 184,780 are performance-based RSUs which are earned by the recipients over a three-year period based on achievement of certain academic goals when a minimum level of DeVry Group return on invested capital is attained. The remaining 418,630 RSUs and all other previously granted RSUs of non-performance-based RSUs are subject to restrictions which lapse ratably over one, three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board or employment with DeVry Group or upon retirement. During the restriction period, the recipient of the non-performance based RSUs shall have the right to receive dividend equivalents. This right does not pertain to the performance-based RSUs. RSUs are settled upon vesting in shares of common stock on a one-for-one basis. The following is a summary of RSUs activity for the nine months ended March 31, 2016:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2015	1,013,140	$30.42
RSUs Granted	603,410	25.84
RSUs Vested	(373,925)	28.01
RSUs Forfeited	(75,559)	25.52
Nonvested at March 31, 2016	1,167,066	$29.14

The weighted average estimated grant date fair values for RSUs granted at market price under DeVry Group’s stock-based incentive plans during the first nine months of fiscal years 2016 and 2015 were $25.84 and $43.67, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Cost of Educational Services	$1,209	$1,249	$4,477	$4,299
Student Services and Administrative Expense	2,568	2,655	9,512	9,136
	3,777	3,904	13,989	13,435
Income Tax Benefit	(1,439)	(1,403)	(5,157)	(4,862)
Net Stock-Based Compensation Expense	$2,338	$2,501	$8,832	$8,573

As of March 31, 2016, $24.5 million of total pre-tax unrecognized compensation costs related to non-vested grants is expected to be recognized over a weighted average period of 2.3 years. The total fair value of options and RSUs vested during the nine months ended March 31, 2016 and 2015 was $15.9 million and $18.0 million, respectively.

There were no capitalized stock-based compensation costs at March 31, 2016 and 2015.

DeVry Group has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry Group also may issue treasury shares to satisfy option exercises under certain of its stock-based incentive plans.

NOTE 4: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis include goodwill, intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of March 31, 2016.

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

The following table presents DeVry Group's assets and liabilities at March 31, 2016, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$330,214	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,528	-	-
Institutional Loans Receivable	-	51,743	-
Deferred Acquisition Obligations	-	32,860	-
FIES Long-Term Receivable	-	17,593	-
Total Financial Assets at Fair Value	$333,742	$102,196	$-

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

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheet as of March 31, 2016 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 5: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations included in Accrued Expenses and Deferred Rent and Other Liabilities on the Consolidated Balance Sheet as of March 31, 2016 is estimated by discounting the future cash flows using current rates for similar arrangements.

The fair value of the FIES receivable included in Other Assets on the Consolidated Balance Sheet as of March 31, 2016 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of March 31, 2016, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 5: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University institutions. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain, Carrington and DeVry University require that students begin repaying loans while they are still in school with a minimum payment level designed to prove their capability to repay and reduce the possibility of over borrowing and targeted to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Review Course can be financed through Becker with a zero percent, 18-month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of March 31, 2016 and 2015 (in thousands).

	As of March 31,
	2016		2015
Gross Institutional Student Loans		$71,915		$67,199

Allowance for Credit Losses

Balance at Beginning of Period	$(20,630)		$(19,868)
Charge-offs and Adjustments	6,290		7,798
Recoveries	(141)		(618)
Additional Provision	(5,691)		(7,193)
Balance at End of Period		(20,172)		(19,881)

Net Institutional Student Loans		$51,743		$47,318

Amounts as of March 31, 2015 have been revised from those reported in the third quarter of fiscal year 2015 for correction of errors in the table.

Of the net balances above, $25.9 million and $23.1 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at March 31, 2016 and 2015, respectively, and $25.8 million and $24.2 million, representing amounts due beyond one year, were classified as Other Assets in the Consolidated Balance Sheets at March 31, 2016 and 2015, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of March 31, 2016 and 2015 (in thousands).

	As of March 31,
	2016	2015
Institutional Student Loans:
Performing	$52,775	$49,573
Nonperforming	19,140	17,626
Total Institutional Student Loans	$71,915	$67,199

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
March 31, 2016	$5,882	$2,896	$1,130	$19,140	$29,048	$42,867	$71,915
March 31, 2015	$4,321	$1,554	$1,217	$17,626	$24,718	$42,481	$67,199

Loans are considered nonperforming if they are more than 120 days past due. At March 31, 2016, nonperforming loans totaled $19.1 million, of which $18.8 million had a specific allowance for credit losses. At March 31, 2015, nonperforming loans totaled $17.6 million, of which $15.9 million had a specific allowance for credit losses.

NOTE 6: DIVIDENDS AND SHARE REPURCHASE PROGRAMS

DeVry Group paid dividends of $11.6 million on December 23, 2015, June 26, 2015 and December 26, 2014. Future dividends will be at the discretion of the Board.

DeVry Group has repurchased shares under the following programs as of March 31, 2016:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	400,812	7.9
Totals	13,260,325	$505.6

DeVry Group’s eighth share repurchase program ended on December 31, 2015. A total of 622,688 shares were repurchased under the eighth share repurchase plan during the nine months ended March 31, 2016 for $16.5 million. On December 15, 2015, the Board authorized a ninth share repurchase program, which allows DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017. A total of 400,812 shares were repurchased under the ninth share repurchase plan during the nine months ended March 31, 2016 for $7.9 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At December 15, 2015
Current Assets	$27,615
Property and Equipment	13,487
Other Long-term Assets	2,639
Intangible Assets	62,609
Goodwill	108,246
Total Assets Acquired	214,596
Liabilities Assumed	23,802
Net Assets Acquired	$190,794

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. The goodwill balance changed from that reported at December 31, 2015 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include Grupo Ibmec’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $62.6 million of acquired intangible assets, $36.7 million was assigned to Accreditations and $18.4 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately five years. The preliminary values and estimated useful lives by asset type are as follows (in thousands):

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

Intangible assets consist of the following (in thousands):

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$13,082	(5,430)	(a)
Customer Relationships	400	(160)	10 Years
Test Prep Relationships	900	(900)	1 Year
Non-compete Agreements	940	(752)	5 Years
Curriculum/Software	3,881	(1,786)	5 Years
Outplacement Relationships	3,900	(1,959)	15 Years
Franchise Contracts	9,875	(640)	18 Years
Clinical Agreements	366	(67)	15 Years
Trade Names	1,064	(746)	10 Years
Total	$34,408	$(12,440)
Indefinite-lived Intangible Assets:
Trade Names	$66,808
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	60,700
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	90,685
Total	$349,078

(a)	The total weighted average estimated amortization period for Student Relationships is 6 years for Faculdade Boa Viagem ("FBV"), 5 years for Centro Universitário Vale do Ipojuca ("Unifavip"), 6 years for Damasio and 5 years for Grupo Ibmec.

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$82,754	$(77,946)
Customer Relationships	3,294	(1,245)
Test Prep Relationships	1,006	(168)
Non-compete Agreements	2,467	(2,091)
Curriculum/Software	3,026	(2,381)
Outplacement Relationships	3,900	(1,699)
Franchise Contracts	11,032	(102)
Clinical Agreements	409	(48)
Trade Names	5,091	(4,614)
Total	$112,979	$(90,294)
Indefinite-lived Intangible Assets:
Trade Names	$47,864
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	56,366
Total	$302,315

Amortization expense for amortized intangible assets was $1.4 million and $4.0 million for the three and nine months ended March 31, 2016, respectively, and $1.2 million and $2.5 million for the three and nine months ended March 31, 2015, respectively. Estimated amortization expense for amortizable intangible assets by reporting unit for the next five fiscal years ending June 30, and in the aggregate, is as follows (in thousands):

Fiscal Year	Carrington	DeVry Brasil	Becker	Total
2016	$260	$4,672	$557	$5,489
2017	260	4,294	311	4,865
2018	260	2,994	40	3,294
2019	260	2,062	40	2,362
2020	260	1,396	40	1,696
Thereafter	836	7,410	70	8,316

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

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Management believes the decline in the market capitalization of DeVry Group is indicative of the reaction to the news of regulatory inquires, in particular a reaction to the Federal Trade Commission civil complaint filed against DeVry University in January 2016 (see “Note 12: Commitments and Contingencies”), as well as continuing declining enrollment and financial results of DeVry University. DeVry University’s contributions to the operating results of DeVry Group have been diminishing for several years as this institution shrinks and the other institutions continue to grow; however, the market continues to react unfavorably as if DeVry University was a much larger contributor to DeVry Group. Management concluded that the decline in market capitalization during fiscal year 2016 was not indicative that the fair values of the DeVry Group reporting units had more likely than not declined below their carrying values. DeVry Group will perform its annual impairment test during the fourth quarter of fiscal year 2016. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment, increased competition, innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others.

During the second quarter of fiscal year 2016, revenue and operating income for the Carrington reporting unit were significantly below management’s operating plan. Carrington had invested in faculty and program costs based on planned growth in enrollment; however, new student enrollment did not meet plan and costs could not be reduced commensurate with these enrollment shortfalls. This plan was utilized in the impairment review completed as of May 31, 2015. In this review, the Carrington fair value exceeded its carrying value by 8%. Carrington’s second quarter revenue was 12% below plan. As a result of this revenue shortfall, Carrington generated a fully allocated operating loss in the second quarter as compared to planned operating income.

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

Management’s interim step one impairment analysis in the second quarter of fiscal year 2016 resulted in an estimated fair value for the Carrington accreditation and Title IV eligibility intangible asset of $60.7 million which was $6.5 million less than its carrying value at November 30, 2015. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the accreditation and Title IV eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $5.8 million. This was $93.0 million less than the carrying value of this reporting unit. Accordingly, Carrington’s accreditation and Title IV eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $6.5 million and $93.0 million, respectively, in the second quarter of fiscal year 2016. In the third quarter of fiscal year 2016, Carrington operating results were below the fiscal year 2016 plan used in the second quarter analysis. The implementation of planned business and operational changes did not produce the expected results. However, management believes that its strategic plan will produce operating results and cash flows in-line with the expectations in the November 30, 2015 impairment analysis. Therefore, no triggering event has occurred which would warrant an interim impairment analysis of the Carrington reporting unit or intangible assets. However, should Carrington’s financial performance or future updates to projections continue to fall significantly below the management expectations used in the second quarter of fiscal year 2016 impairment analysis, the carrying value of this reporting unit may in the future exceed its fair value and goodwill and intangible assets could be further impaired. This could require a write-off of up to $66.5 million.

Management also evaluated Carrington’s remaining long-lived assets, including leasehold improvements and equipment and finite-lived intangible assets, for recoverability and determined there was no impairment. Therefore, in the second quarter of fiscal year 2016, Carrington’s goodwill and other intangibles impairment charges in the aggregate were $99.5 million, with an income tax benefit of $13.5 million resulting in an after tax impairment charge of $86.0 million.

This interim triggering event analysis was limited to Carrington because only Carrington had a small enough margin between estimated fair value and carrying value as of May 31, 2015 where the actual results in the second quarter deviated from plan by an amount sufficient to result in a possible impairment. The estimated fair values of DeVry Group’s indefinite-lived intangible assets exceeded their carrying values by no less than 56% as of the end of fiscal year 2015, except the AUC accreditation where the excess was 7%. Operating income at all reporting units except Carrington, as discussed above, during the first nine months of fiscal year 2016 was not materially different from the budgeted operating income that was used in the impairment analysis as of May 31, 2015; thus, management does not believe the fair values of any reporting unit would have declined enough to fall below the carrying values except that of Carrington where an impairment was recorded in the second quarter of fiscal year 2016.

For the first nine months of fiscal year 2016 the DeVry University reporting unit experienced a 22.9% decline in revenue and a decline in operating income, before restructuring charges and a gain on the sale of assets, of 18.4% from the year-ago period. This reporting unit’s operating income was also short of plan by $3.0 million for the first nine months of fiscal year 2016. In reviewing these results management determined that it did not believe business conditions had deteriorated such that it was more likely than not that the fair value of DeVry University was below carrying value for this reporting unit or its associated indefinite-lived intangible assets as of March 31, 2016. DeVry University’s current and forecasted profitability was sufficient to maintain a fair value greater than its carrying value. The fair value of this reporting unit exceeded its carrying value by 114% as of the May 31, 2015 valuation date. DeVry University has been able to adjust operating expenses to offset in excess of 90 percent of the revenue declines experienced over the last several years. This has resulted in positive cash flows sufficient to produce a fair value in excess of the carrying value of this reporting unit. Should management not be able to adjust costs to offset future declines in student enrollment and revenue, resulting in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value, and goodwill and intangible assets could be impaired. This could require a write-off of up to $23.8 million.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At March 31, 2016, intangible assets from business combinations totaled $371.0 million and goodwill totaled $565.0 million. Together, these assets equaled approximately 44% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit as of March 31, 2016 (in thousands):

Reporting Unit	As of March 31, 2016
American University of the Caribbean School of Medicine	$68,321
Ross University School of Medicine and Ross University School of Veterinary Medicine	237,173
Chamberlain College of Nursing	4,716
Carrington College	5,811
DeVry Brasil	194,409
Becker Professional Education	32,386
DeVry University	22,196
Total	$565,012

The table below summarizes goodwill balances by reporting segment as of March 31, 2016 (in thousands):

Reporting Segment	As of March 31, 2016
Medical and Healthcare	$316,021
International and Professional Education	226,795
Business, Technology and Management	22,196
Total	$565,012

The table below summarizes the changes in the carrying amount of goodwill by segment as of March 31, 2016 (in thousands):

	Medical and Healthcare		International	Business,
		Accumulated	and	Technology
		Impairment	Professional	and
	Gross	Losses	Education	Management	Total
Balance at June 30, 2013	$495,927	$(86,933)	$77,747	$22,196	$508,937
Acquisitions	-	-	9,675	-	9,675
Foreign currency exchange rate changes	-	-	1,267	-	1,267
Balance at June 30, 2014	495,927	(86,933)	88,689	22,196	519,879
Acquisitions	-	-	55,915	-	55,915
Foreign currency exchange rate changes	-	-	(23,465)	-	(23,465)
Balance at June 30, 2015	495,927	(86,933)	121,139	22,196	552,329
Acquisitions	-	-	108,246	-	108,246
Impairments	-	(92,973)	-	-	(92,973)
Foreign currency exchange rate changes	-	-	(2,590)	-	(2,590)
Balance at March 31, 2016	$495,927	$(179,906)	$226,795	$22,196	$565,012

The increase in the goodwill balance from June 30, 2015 in the International and Professional Education segment is the result of the addition of $108.2 million with the acquisition of Grupo Ibmec. This increase was partially offset by a change in the value of the Brazilian Real and British Sterling Pound as compared to the U.S. dollar. Since DeVry Brasil and the Becker European operation’s goodwill is recorded in each group’s respective local currency, fluctuations in the respective local currency’s value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment as of March 31, 2016 (in thousands):

Reporting Segment	As of March 31, 2016
Medical and Healthcare	$198,200
International and Professional Educational	149,233
Business, Technology and Management	1,645
Total	$349,078

Total indefinite-lived intangible assets increased by $45.2 million from June 30, 2015. The increase is the result of the addition of $55.1 million with the acquisition of Grupo Ibmec. This increase was partially offset by a change in the value of the Brazilian Real as compared to the U.S. dollar and the Carrington impairment charge of $6.5 million. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9: RESTRUCTURING CHARGES

During the third quarter and first nine months of fiscal year 2016, DeVry Group recorded pre-tax charges related to real estate consolidations of $1.0 million and $32.2 million, respectively. Also during the first nine months of fiscal year 2016, DeVry University implemented a reduction in force (“RIF”) which reduced DeVry University’s workforce by 303 total positions and resulted in pre-tax charges of $1.9 million and $7.7 million during the third quarter and first nine months of fiscal year 2016, respectively. These charges represented severance pay and benefits for these employees. These restructuring charges were charged to segment costs in first nine months of fiscal year 2016 as follows: $0.4 million to Medical and Healthcare, $0.3 million to International and Professional Education and $39.2 million to Business, Technology and Management.

During the third quarter and first nine months of fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $5.9 million and $16.9 million, respectively. Also, during the first nine months of fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a RIF. These actions reduced DeVry University’s workforce by 298 total positions and resulted in pre-tax charges of $1.1 million and $13.6 million during the third quarter and first nine months of fiscal year 2015, respectively. These charges represented severance pay and benefits for these employees. These restructuring charges were charged to segment costs in the first nine months of fiscal year 2015 as follows: $4.5 million to Medical and Healthcare and $26.0 million to Business Technology and Management.

The following table summarizes the separation and restructuring plan activity for the fiscal years 2016 and 2015, for which cash payments are required (in millions):

Liability balance at June 30, 2014	$15.4
Increase in liability (separation and other charges)	42.0
Reduction in liability (payments and adjustments)	(30.4)
Liability balance at June 30, 2015	27.0
Increase in liability (separation and other charges)	35.3
Reduction in liability (payments and adjustments)	(33.1)
Liability balance at March 31, 2016	$29.2

Of this liability balance, $14.4 million is recorded as Accrued Expenses and $14.8 million is recorded as Deferred Rent and Other Liabilities in the Consolidated Balance Sheet at March 31, 2016. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to eight years.

NOTE 10: INCOME TAXES

The effective income tax rates on income from continuing operations were 12.7% and 9.1% for the third quarter and first nine months of fiscal year 2016, respectively, compared to 13.2% and 13.7% for the third quarter and first nine months of fiscal year 2015. The tax rates for the first nine months of fiscal year 2016 decreased due to the Carrington impairment charges, which were partially deductible for tax purposes, as well as additional domestic restructuring charges. During the first nine months, DeVry Group’s effective income tax rate was favorably impacted by enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a five year period for tax years beginning after January 1, 2015 through December 31, 2019. DeVry Group’s effective income tax rate also reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the U.S. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of March 31, 2016 and 2015, cumulative undistributed earnings attributable to international operations were approximately $861 million and $748 million, respectively.

NOTE 11: DEBT

DeVry Group had no outstanding borrowings under its credit facility at each of March 31, 2016 and 2015. DeVry Group does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV, Facid, FMF, Damasio and Grupo Ibmec (see “Note 7: Business Combinations” for discussion of the FMF, Damasio and Grupo Ibmec acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as certain conditions of the purchases are met.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $0.1 million as of March 31, 2016 and 2015, respectively. As of March 31, 2016, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of March 31, 2016. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education composite Equity, Primary Reserve and Net Income financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. DeVry Group was in compliance with the debt covenants as of March 31, 2016.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

NOTE 12: COMMITMENTS AND CONTINGENCIES

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. The timing or outcome of the following matters, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time. The continued defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”), based on a portion of its pending August 28, 2015 inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations relate to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). DeVry University has requested a hearing on ED’s decision, and will collaborate closely with the ED to demonstrate DeVry University’s compliance and resolve this matter satisfactorily. In the event DeVry University is unable to demonstrate its compliance or otherwise resolve this matter satisfactorily, the January 2016 Notice would become effective, thus requiring, among other things, DeVry University to cease its Since 1975 Representation, notify enrolled and prospective students that such representations were unsubstantiated under ED regulations, and take certain steps to substantiate future representations related to post-graduation employment outcomes. Additionally, DeVry University would be required to post a letter of credit with ED in an amount at least equal to 10% of the Title IV funds disbursed by DeVry University in fiscal year 2015, which would reduce DeVry Group’s available credit under our revolving credit facility and/or cash balances by an amount equal to the letter of credit. In such circumstances, DeVry University would also be required to disburse funds under either ED FSA’s cash monitoring or reimbursement payment method, the latter of which could result in delayed, potentially substantial, disbursements of Title IV funds. DeVry University also would be required to participate in the Title IV programs under provisional certification during which time it would be required obtain prior ED approval to open a new location, add an educational program, or make any other substantive changes. Provisional certification status carries fewer due process protections than full certification. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

On January 27, 2016, the Federal Trade Commission (“FTC”) filed a civil complaint (the “FTC lawsuit”) against DeVry Group, DeVry University, Inc., and DeVry/New York Inc. in the United States District Court for the Central District of California alleging that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a), as amended (the “FTC Act”). The advertising claims at issue relate to DeVry University graduates’ employment rates and earnings relative to graduates of other colleges and universities. The lawsuit seeks permanent injunctive relief against future alleged violations of the FTC Act, reimbursement of FTC costs, and such other relief as the court deems necessary to redress any consumer injury from the alleged violations, including rescission or reformation of contracts, restitution, the refund of monies paid, and the disgorgement of ill-gotten monies. The lawsuit followed the previously reported receipt of a CID from the FTC dated January 28, 2014. DeVry Group strongly believes DeVry University advertising complied with the FTC Act and each defendant in this action intends to vigorously defend itself. DeVry Group, DeVry University, Inc., and DeVry/New York Inc. filed a motion to dismiss the lawsuit on March 10, 2016. A hearing on this motion to dismiss was held on May 2, 2016 and a decision is pending.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry Group’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before special charges, noncontrolling interest, income taxes and interest. Interest and certain home office related expenses are reconciling items in arriving at consolidated income before income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable Home Office and Other assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as Home Office and Other assets. The accounting policies of the segments are the same as those described in “Note 2: Summary of Significant Accounting Policies”.

Following is a tabulation of business segment information based on the segmentation for the three and nine months ended March 31, 2016 and 2015. Home Office and Other information is included where it is needed to reconcile segment data to the Consolidated Financial Statements (in thousands).

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue:
Medical and Healthcare	$246,806	$225,427	$705,164	$645,424
International and Professional Education	71,745	61,112	192,821	175,539
Business, Technology and Management	156,417	203,832	476,095	617,810
Intersegment Revenue and Other	(747)	(541)	(2,244)	(2,019)
Total Consolidated Revenue	$474,221	$489,830	$1,371,836	$1,436,754
Operating Income:
Medical and Healthcare	$52,454	$43,302	$29,766	$117,807
International and Professional Education	4,348	4,629	14,232	19,859
Business, Technology and Management	8,037	1,146	(21,574)	(9,155)
Home Office and Other	(3,992)	373	(9,709)	(5,448)
Total Consolidated Operating Income	$60,847	$49,450	$12,715	$123,063
Interest:
Interest Income	$27	$1,318	$394	$2,015
Interest Expense	(1,408)	(2,813)	(5,581)	(3,558)
Net Interest Expense	(1,381)	(1,495)	(5,187)	(1,543)
Total Consolidated Income Before Income Taxes	$59,466	$47,955	$7,528	$121,520
Segment Assets:
Medical and Healthcare	$959,400	$1,130,359	$959,400	$1,130,359
International and Professional Education	614,165	398,399	614,165	398,399
Business, Technology and Management	442,069	467,075	442,069	467,075
Home Office and Other	100,263	152,844	100,263	152,844
Total Consolidated Assets	$2,115,897	$2,148,677	$2,115,897	$2,148,677
Additions to Long-lived Assets:
Medical and Healthcare	$3,484	$14,366	$21,965	$44,642
International and Professional Education	5,777	122,926	194,926	145,137
Business, Technology and Management	2,259	965	8,788	4,154
Home Office and Other	2,080	4,196	9,667	7,419
Total Consolidated Additions to Long-lived Assets	$13,600	$142,453	$235,346	$201,352
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$9,956	$21,240	$51,004	$64,301
Increase in Capital Assets from Acquisitions	-	9,416	13,487	10,921
Increase in Intangible Assets and Goodwill	3,644	111,797	170,855	126,130
Total Increase in Consolidated Long-lived Assets	$13,600	$142,453	$235,346	$201,352
Depreciation Expense:
Medical and Healthcare	$8,862	$6,437	$24,842	$19,468
International and Professional Education	1,338	1,579	4,084	4,532
Business, Technology and Management	6,469	9,290	20,934	28,171
Home Office and Other	3,310	3,459	9,489	9,955
Total Consolidated Depreciation	$19,979	$20,765	$59,349	$62,126
Intangible Asset Amortization Expense:
Medical and Healthcare	$65	$162	$190	$485
International and Professional Education	1,347	1,080	3,772	2,050
Total Consolidated Amortization	$1,412	$1,242	$3,962	$2,535

Certain amounts reported for Segment Assets in fiscal year 2015 have been reclassified to conform to current year segment classification.

DeVry Group conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East and the Pacific Rim. Other international revenue, which is derived principally from Canada, Europe and the Pacific Rim, was less than 5% of total revenue for each of the three and nine month periods ended March 31, 2016 and 2015. Revenue and long-lived assets by geographic area are as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue from Unaffiliated Customers:
Domestic Operations	$336,927	$365,677	$982,656	$1,067,034
International Operations:
Dominica, St. Kitts and St. Maarten	88,263	85,144	262,963	257,590
Brazil	48,063	37,503	121,405	106,930
Other	968	1,506	4,812	5,200
Total International	137,294	124,153	389,180	369,720
Total Consolidated Revenue	$474,221	$489,830	$1,371,836	$1,436,754
Long-lived Assets:
Domestic Operations	$309,281	$360,253	$309,281	$360,253
International Operations:
Dominica, St. Kitts and St. Maarten	183,146	182,975	183,146	182,975
Brazil	92,779	48,973	92,779	48,973
Other	27	2,148	27	2,148
Total International	275,952	234,096	275,952	234,096
Total Consolidated Long-lived Assets	$585,233	$594,349	$585,233	$594,349

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry Group’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Group or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry Group’s results are described throughout this report, including those in Note 12 to the Consolidated Financial Statements, in Part II, “Item 1 – Legal Proceedings”, in Part II, “Item 1A – Risk Factors”, and in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on August 27, 2015, including, without limitation, in “Item 1A – Risk Factors” and in the subsections of “Item 1 – Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality” and “Employees”.

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

OVERVIEW

During the third quarter of fiscal year 2016, DeVry Group’s revenue decreased as compared to the year-ago quarter; however, net income increased from the year-ago quarter. Revenue in the Business, Technology and Management segment declined in the third quarter, partially offset by revenue growth in the Medical and Healthcare and International and Professional Education segments. Operational and financial highlights for the third quarter of fiscal year 2016 include:

•	Chamberlain College of Nursing (“Chamberlain”) revenue grew by approximately 21% as compared to the year-ago quarter. For the March 2016 session, total student enrollment at Chamberlain increased 19.8% to 27,694 students as compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations.

•	DeVry Group completed the sale of the DeVry University Fremont, Calif., campus and student housing facility. Proceeds from the sale were $24.8 million, which resulted in a pre-tax gain of $3.8 million.

•	DeVry Group recorded pre-tax restructuring charges of $2.9 million. Of these charges, $1.9 million related to severance for workforce reductions and $1.0 million related to real estate consolidations. During the remainder of fiscal year 2016, DeVry Group expects to continue cost reduction initiatives which will result in additional restructuring charges. Expense reductions of at least $170 million are projected for fiscal year 2016 related to restructuring and other cost saving initiatives, primarily within DeVry University.

•	DeVry Group commenced its ninth share repurchase program by repurchasing a total of 400,812 shares of its common stock at an average cost of $19.63 per share during the third quarter. The DeVry Group Board of Directors approved the ninth repurchase program in December 2015. This program authorizes DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017.

•	DeVry Group’s financial position remained strong, generating $219.7 million of operating cash flow during the first nine months of fiscal year 2016. As of March 31, 2016, cash and cash equivalents totaled $330.2 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the third quarter and first nine months of fiscal years 2016 and 2015, DeVry Group recorded restructuring charges related to workforce reductions and real estate consolidations at DeVry University, real estate consolidations at Carrington College (“Carrington”) and write-down of assets at Becker Professional Education in order to align its cost structure with enrollments. Also, DeVry Group recorded a gain on the sale of the DeVry University, Fremont, Calif., campus and student housing facilities. In addition, in the first nine months of fiscal year 2016, DeVry Group recorded an asset impairment charge related to the write-down of Carrington's intangible assets and goodwill. The following table illustrates the effects of the restructuring expense, gain on sale of assets and asset impairment charge on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these special items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the special nature of the restructuring expense, gain on sale of assets and asset impairment charge. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Net Income	$51,925	$47,120	$6,803	$109,973
Earnings per Share (diluted)	$0.81	$0.72	$0.11	$1.68
Discontinued Operations (net of tax)	$-	$(5,576)	$-	$(5,576)
Earnings per Share (diluted)	$-	$(0.08)	$-	$(0.08)
Restructuring (Benefit) Expense (net of tax) (1)	$(3,987)	$3,879	$23,561	$20,868
Effect on Earnings per Share (diluted)	$(0.06)	$0.06	$0.37	$0.32
Asset Impairment Charge (net of tax)	$-	$-	$86,028	$-
Effect on Earnings per Share (diluted)	$-	$-	$1.33	$-
Gain on Sale of Assets (net of tax)	$(2,345)	$-	$(2,345)	$-
Effect on Earnings per Share (diluted)	$(0.04)	$-	$(0.04)	$-
Net Income from Continuing Operations Excluding
Restructuring (Benefit) Expense, Asset Impairment Charge and Gain on Sale of Assets (net of tax)	$45,593	$45,423	$114,047	$125,265
Earnings per Share from Continuing Operations Excluding Restructuring (Benefit) Expense, Asset Impairment Charge and Gain on Sale of Assets (diluted)	$0.71	$0.70	$1.77	$1.92
Diluted Shares used in EPS calculation	64,353	65,265	64,477	65,402

(1)	For the three months ended March 31, 2016, this line includes the tax benefits on restructuring charges which exceed actual charges recorded during the quarter. This occurred because such tax benefits are included in DeVry Group’s annual effective tax rate and recorded based on year-to-date actual results, rather than as discrete events.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the three and nine months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	53.3%	51.7%	53.9%	52.2%
Student Services and Administrative Expense	34.1%	36.8%	35.3%	37.1%
Restructuring Expense	0.6%	1.4%	2.9%	2.1%
Asset Impairment Charge	0.0%	0.0%	7.3%	0.0%
Gain on Sale of Assets	(0.8%)	0.0%	(0.3%)	0.0%
Total Operating Cost and Expense	87.2%	89.9%	99.1%	91.4%
Operating Income from Continuing Operations	12.8%	10.1%	0.9%	8.6%
Net Interest Expense	(0.3%)	(0.3%)	(0.4%)	(0.1%)
Income from Continuing Operations Before Noncontrolling
Interest and Income Taxes	12.5%	9.8%	0.5%	8.5%
Income Tax (Provision) Benefit	(1.6%)	(1.3%)	0.0%	(1.2%)
Income from Continuing Operations Before Noncontrolling
Interest	10.9%	8.5%	0.5%	7.3%
Income on Discontinued Operations, Net of Tax	0.0%	1.1%	0.0%	0.4%
Net Income	10.9%	9.6%	0.5%	7.7%
Net Income Attributable to Noncontrolling Interest	0.0%	0.0%	0.0%	0.0%
Net Income Attributable to DeVry Education Group	10.9%	9.6%	0.5%	7.7%

REVENUE

Total consolidated revenue for the third quarter of fiscal year 2016 of $474.2 million decreased $15.6 million, or 3.2%, as compared to the year-ago quarter. For the first nine months of fiscal year 2016, total consolidated revenue decreased $64.9 million or 4.5% to $1,371.8 million, as compared to the year-ago period. The decrease in revenue was driven primarily by a decline in student enrollments at DeVry University where revenue compared to the year-ago quarter and nine-month period decreased by 23.3% and 22.9%, respectively. Partially offsetting this revenue decline was an increase in revenue within the Medical and Healthcare segment of 9.5% and 9.3% compared to the year-ago quarter and nine-month period, respectively, primarily driven by growth in total student enrollment and tuition price increases at DeVry Medical International (“DMI”). Also, revenue within the International and Professional Education segment, rose 17.4% and 9.8% as compared to the year-ago quarter and nine month period, respectively, primarily as a result of both organic growth and acquisitions at DeVry Brasil, partially offset by a decline in the value of the Brazilian Real as compared to the year-ago periods.

Management expects that for the fourth quarter of fiscal year 2016 revenue will decrease approximately 2 to 3 percent as compared to the fourth quarter of fiscal year 2015, which is expected to be driven by continuing revenue declines as a result of lower new and total student enrollment at DeVry University and Carrington College (“Carrington”). This decreased revenue is expected to be partially offset by anticipated revenue growth within the Medical and Healthcare and International and Professional Education segments.

Medical and Healthcare

Medical and Healthcare segment revenue increased 9.5% to $246.8 million in the third quarter and increased 9.3% to $705.2 million for the first nine months of fiscal year 2016 as compared to the year-ago periods. Higher total student enrollment for the quarter at Chamberlain and DMI along with a price increase at DMI were the drivers of revenue growth. Revenue at Carrington declined 6.7% in the third quarter and declined 2.9% for the first nine months of fiscal year 2016 as compared to the year-ago periods. Revenue in this segment was also negatively affected by higher discounting. Key trends for DMI, Chamberlain and Carrington enrollment are set forth below.

DeVry Medical International

DeVry Medical International Student Enrollment:

	Fiscal Year 2016		Fiscal Year 2015
Term	Sept. 2015	Jan. 2016	Sept. 2014	Jan. 2015	May 2015
New Students	991	518	842	560	617
% Change from Prior Year	17.7%	(7.5%)	(13.9%)	(3.8%)	11.2%
Total Students	6,546	6,374	6,406	6,146	5,978
% Change from Prior Year	2.2%	3.7%	(0.8%)	(7.9%)	0.9%

At DMI, new and total student enrollment in the May 2015 semester, which contributed revenue for the first two months of fiscal year 2016, increased 11.2% and 0.9%, respectively, from the May 2014 semester. In the September 2015 semester, new student enrollment increased 17.7% and total student enrollment increased 2.2% from the September 2014 semester. In the January 2016 semester, new student enrollment decreased 7.5% and total student enrollment increased 3.7% from the January 2015 semester. Management believes the decline in new enrollment is the result of increasing competition from other medical schools in the U.S. and Caribbean.

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

Chamberlain College of Nursing

Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016
New Students	2,180	4,942	2,577	4,316	2,429
% Change from Prior Year	5.5%	27.9%	20.6%	16.6%	12.1%
Total Students	21,760	25,802	25,654	27,938	27,694
% Change from Prior Year	23.6%	23.3%	23.3%	21.2%	19.8%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
New Students	2,066	3,864	2,137	3,702	2,166	3,205
% Change from Prior Year	60.8%	14.3%	9.5%	5.7%	3.5%	2.0%
Total Students	17,603	20,920	20,807	23,055	23,108	23,044
% Change from Prior Year	39.2%	33.3%	32.3%	27.1%	27.1%	21.7%

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

Tuition Rates:

•	Effective for sessions beginning in July 2015, tuition is $665 per credit hour for students enrolling in one to six credit hours per session in the Chamberlain BSN, Associate Degree in Nursing (“ADN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate is unchanged as compared to the prior year. Tuition is $400 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2015, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree option. This tuition rate is unchanged from the July 2014 tuition rate. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year. The online DNP program is offered at $750 per credit hour. This tuition rate is unchanged from the July 2014 tuition rate.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2016
Term	Sept. 2015	Dec. 2015	Mar. 2016
New Students	2,584	1,858	2,058
% Change from Prior Year	(1.5%)	(4.8%)	(5.9%)
Total Students	7,560	7,211	7,181
% Change from Prior Year	(1.0%)	(3.1%)	(6.0%)

	Fiscal Year 2015
Term	Sept. 2014	Dec. 2014	Mar. 2015	June 2015
New Students	2,623	1,951	2,187	2,771
% Change from Prior Year	(4.0%)	14.4%	(2.7%)	56.9%
Total Students	7,634	7,444	7,639	7,508
% Change from Prior Year	(0.9%)	1.2%	(1.5%)	2.1%

For the three months ended March 31, 2016, new and total student enrollment decreased 5.9% and 6.0%, respectively, from the year-ago period. Management expects both enrollment and revenue to decline in the fourth quarter of fiscal year 2016 as compared to the year-ago quarter as a result of delays in licensing approvals in capped programs. Also, there is one less session start in the fourth quarter of fiscal year 2016 as compared to the year-ago quarter.

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

International and Professional Education

International and Professional Education segment revenue increased 17.4% to $71.7 million in the third quarter and increased 9.8% to $192.8 million for the first nine months of fiscal year 2016 as compared to the year-ago periods. Third quarter revenue at DeVry Brasil increased 28.2% as compared to the year-ago quarter and increased 13.5% for the first nine months of fiscal year 2016 as compared to the year-ago period. The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported revenue for the third quarter by approximately $9 million and decreased reported revenue by approximately $37 million for the first nine months of fiscal year 2016. Without this currency effect, revenue at DeVry Brasil would have risen approximately 51% in the third quarter and approximately 48% in the first nine months of fiscal year 2016 as compared to the year-ago periods. In addition to revenue growth within existing institutions, the fiscal year 2015 acquisitions of Faculdade Martha Falcão (“FMF”), Faculdade Ideal (“Faci”) and Damásio Educacional (“Damasio”) and the fiscal year 2016 acquisition of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) contributed 90 percent of this revenue growth in the third quarter (Damasio and Grupo Ibmec only) and more than three-quarters in the first nine months of fiscal year 2016. Revenue at Becker Professional Education (“Becker”) increased 0.3% for the third quarter and increased 4.1% in the first nine months of fiscal year 2016 as compared to the year-ago periods, which was driven by an increase in the number of CPA exam review students.

Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil Student Enrollment:

	Fiscal Year 2016		Fiscal Year 2015
Term	Sept. 2015	Mar. 2016	Sept. 2014	Mar. 2015
New Students	14,399	24,768	5,217	19,589
% Change over Prior Year	176.0%	26.4%	37.8%	121.5%
Total Students	57,819	79,280	33,591	58,724
% Change over Prior Year	72.1%	35.0%	14.5%	77.9%

The number of new student enrollments reported in the March 2015 semester has been revised to 19,589 students versus 18,173 students as previously reported. This error had no effect on reported revenue or results of operations.

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damasio. The acquisition of Grupo Ibmec, which occurred in the second quarter of fiscal year 2016, added 4,364 new student enrollments and 16,348 total student enrollments to the March 2016 semester totals. Excluding the effect of this recent acquisition, new enrollment increased 4.2% and total enrollment increased 7.2% in the March semester compared to the year-ago March semester.

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

DeVry Brasil students are eligible for loans under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program, which is financed by the Brazilian government. As of March 31, 2016, approximately 26% of DeVry Brasil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 31% of DeVry Brasil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping to increase the number of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts from 732,000 in calendar year 2014 to 300,000 in calendar year 2015, decreasing the monthly minimum family income thresholds that cannot be exceeded in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%.

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

Brazil’s economy continues to present challenges to growth as well as create pricing pressures in the education sector. DeVry Brasil’s new student enrollment has been negatively impacted by these conditions as well as the changes to the FIES program. Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, DeVry Brasil’s ability to grow its student enrollment may be further negatively impacted.

Business, Technology and Management

Revenue in DeVry Group’s Business, Technology and Management segment, which is composed solely of DeVry University, decreased 23.3% to $156.4 million in the third quarter and decreased 22.9% to $476.1 million for the first nine months of fiscal year 2016, as compared to the year-ago periods, as a result of continued decline in student enrollment as DeVry University repositions itself to stabilize enrollment. Total enrollment declines are expected to continue for the remainder of fiscal year 2016 and fiscal year 2017, which will result in lower revenue. Key trends in enrollment and tuition pricing are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016
New Students	4,000	4,006	2,883	3,036	2,970
% Change over Prior Year	(18.6%)	(24.0%)	(31.4%)	(29.1%)	(28.5%)
Total Students	31,293	31,843	30,132	29,313	28,069
% Change over Prior Year	(15.9%)	(20.1%)	(21.2%)	(22.7%)	(22.4%)

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
New Students	4,915	5,268	4,201	4,282	4,156	3,817
% Change over Prior Year	(13.4%)	(20.0%)	(12.9%)	(12.8%)	(17.2%)	(13.0%)
Total Students	37,210	39,857	38,235	37,922	36,188	34,524
% Change over Prior Year	(12.2%)	(15.1%)	(12.6%)	(15.9%)	(15.0%)	(17.8%)

DeVry University Graduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016
Total Coursetakers	12,084	12,937	12,463	12,368	11,699
% Change from Prior Year	(12.7%)	(16.7%)	(17.7%)	(18.1%)	(20.1%)

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
Total Coursetakers	13,845	15,532	15,136	15,108	14,651	13,798
% Change from Prior Year	(14.0%)	(13.4%)	(9.8%)	(12.8%)	(9.5%)	(13.0%)

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Management believes the decreases in undergraduate and graduate enrollment have been due to lower demand from DeVry University’s target student segment driven by heightened competition from both public and private-sector education providers and the availability of lower cost degrees. This has resulted in a reduction in interest from potential students. Management believes heightened competition at the local level has increased, as colleges have started targeting adult students to a much greater extent. In addition, public-sector and independent colleges are taking share from national competitors. Pricing pressure is increasing, and while students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than many of its public and private-sector competitors.

To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy which includes both near-term actions to stabilize enrollments and sustain positive economics and longer-term investments to increase competitiveness and differentiation. Over the long-term, management’s goal is to transform DeVry University by improving the student experience, addressing affordability and improving how the university is marketed. Management expects to accomplish this with strategic use of marketing, launching new programs, deploying a new student-centric scheduling system, creating shorter programs and optimizing the pricing structure and the use of scholarships.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year, DeVry University has reduced costs through staffing adjustments, managing open positions, consolidating locations, optimizing course scheduling to better utilize classrooms and simplifying program offerings. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 37 campus locations and completed several campus size reductions. As of the commencement of the March 2016 session, DeVry University operates 62 campus locations. An additional three campus locations are expected to close by the end of fiscal year 2016. Management believes that additional consolidations and closures of DeVry University locations may likely occur in fiscal year 2017.

Tuition rates:

•	In July 2014, DeVry University froze both undergraduate and graduate tuition rates for the school year which ended in June 2015. This tuition freeze remains in effect in fiscal year 2016. Beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate was increased from 7 hours to 8.

•	For fiscal year 2016, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in one to seven credit hours per session and $365 per credit hour for each credit hour in excess of seven credit hours for continuing students. Beginning in September 2015, new student undergraduate tuition is $609 per every credit hour with no reduced price at higher credit hour levels. DeVry University’s certificate program tuition is $450 per credit hour. These per credit hour rates are often higher than students are charged due to the use of scholarships and discounting. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	For fiscal year 2016, Keller Graduate School of Management program tuition per course is $2,298. This rate is unchanged from the prior fiscal year.

•	Any tuition rate increases after July 2015 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

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

DeVry Group’s Cost of Educational Services decreased 0.1% percent to $252.9 million during the third quarter and decreased 1.5% to $739.0 million in the first nine months of fiscal year 2016 as compared to the year-ago periods. This decrease is primarily the result of cost reduction measures at DeVry University partially offset by costs that were incurred to support growth in the Medical and Healthcare segment as compared to the year-ago periods. Cost of Educational Services within DeVry University were lower by 23.1% in the third quarter and 21.5% in the first nine months of fiscal year 2016 as compared to the year-ago periods. The costs at DeVry Brasil for the first nine months of fiscal year 2016 include the full nine months of expenses of FMF, Faci and Damasio, which were all acquired during fiscal year 2015 along with expenses of Grupo Ibmec which was acquired in the second quarter of fiscal year 2016 (combined effect of $15.0 million and $32.7 million increases in Cost of Educational Services expense for the third quarter and first nine months of fiscal year 2016, respectively). These increases were partially offset by the effect of the decline in the value of the Brazilian Real as compared to the year-ago periods (effect is a decrease to cost of educational services of $8.1 million and $26.8 million in the third quarter and first nine months of fiscal year 2016, respectively).

As a percentage of revenue, Cost of Educational Services increased to 53.3% in the third quarter and increased to 53.9% in the first nine months of fiscal year 2016 compared to 51.7% and 52.2%, respectively, during the year-ago periods. The increase was primarily the result of costs that were incurred to support the Medical and Healthcare segment and DeVry Brasil growth and decreased operating leverage within DeVry University and Carrington.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development and the amortization expense of finite-lived intangible assets related to business acquisitions.

Student Services and Administrative Expense decreased 10.4% to $161.5 million during the third quarter and decreased 9.1% to $484.7 million during the first nine months of fiscal year 2016 as compared to the year-ago periods. The decrease was primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and DeVry Group home office. Management is finding ways to be more efficient in marketing and recruiting efforts at DeVry University. Student Services and Administrative Expense within DeVry University was lower by 25.6% in the third quarter and lower by 24.8% in first nine months of fiscal year 2016 as compared to the year-ago periods. This reduction was partially offset by the expense growth necessary to support the operations of DeVry Group’s other institutions (DMI, Chamberlain, DeVry Brasil and Becker). The costs at DeVry Brasil for the first nine months of fiscal year 2016 include the full nine months of expenses of FMF, Faci and Damasio which were all acquired during fiscal year 2015 along with expenses for Grupo Ibmec which was acquired in the second quarter of fiscal year 2016 (combined effect of $1.9 million and $6.7 million increases in Student Services and Administrative Expense for the third quarter and first nine months of fiscal year 2016, respectively). These increases at DeVry Brasil were partially offset by the effect of the decline in the value of the Brazilian Real as compared to the year-ago periods. Amortization of finite-lived intangible assets in connection with acquisitions of institutions increased by $0.2 million during the third quarter and $1.4 million for the first nine months of fiscal year 2016 as compared to the year-ago periods as a result of the intangible assets added with the DeVry Brasil acquisitions in fiscal years 2015 and 2016. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 34.1% in the third quarter and decreased to 35.3% in the first nine months of fiscal year 2016 compared to 36.8% and 37.1%, respectively, during the year-ago periods. The decrease was primarily a result of the cost reduction measures noted above along with improved operating leverage at DMI, Chamberlain and Becker.

Management expects that for the fourth quarter of fiscal year 2016, total operating costs will decrease by approximately 3 to 4 percent as compared to the fourth quarter of fiscal year 2015, driven by the impact of savings from DeVry Group’s continued cost reduction measures which will be partially offset by increases related to the recent acquisitions at DeVry Brasil and growth at Chamberlain.

Restructuring Expense

During the third quarter and first nine months of fiscal year 2016, DeVry Group recorded pre-tax charges related to real estate consolidations of $1.0 million and $32.2 million, respectively. Also during the third quarter and first nine months of fiscal year 2016, DeVry University implemented reductions in force (“RIF”) which reduced DeVry University’s workforce by 303 total positions and resulted in pre-tax charges of $1.9 million and $7.7 million during the third quarter and first nine months of fiscal year 2016, respectively. These charges represented severance pay and benefits for these colleagues. These restructuring charges were allocated to segment costs in first nine months of fiscal year 2016 as follows: $0.4 million to Medical and Healthcare, $0.3 million to International and Professional Education and $39.2 million to Business, Technology and Management.

During the third quarter and first nine months of fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $5.9 million and $16.9 million, respectively. Also, in the first and third quarters of fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a RIF. These actions reduced DeVry University’s workforce by 298 total positions and resulted in pre-tax charges of $1.1 million and $13.6 million during the three and nine months ended March 31, 2015, respectively. These charges represented severance pay and benefits for these colleagues. These restructuring charges were allocated to segment costs in the first nine months of fiscal year 2015 as follows: $4.5 million to Medical and Healthcare and $26.0 million to Business Technology and Management.

Cash payments for the fiscal year 2016 and 2015 charges were approximately $33.1 million in the first nine months of fiscal year 2016. The remaining accrual for these charges is $29.2 million as of March 31, 2016. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to eight years. Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2016 as DeVry Group continues to reduce cost where enrollment levels necessitate such realignment of expense.

Asset Impairment Charge

During the second quarter of fiscal year 2016, revenue and operating income for DeVry Group’s Carrington reporting unit were significantly below management’s expectations primarily driven by lower student enrollments. Carrington’s revenue, though increased from the year-ago period, was 12% below plan during the second quarter which contributed to an operating loss in the period as compared to planned operating income. This plan was used in DeVry Group’s intangible asset impairment testing as of May 31, 2015. This testing indicated a fair value of the Carrington reporting unit that was approximately 8% above carrying value. Although management believes its planned business and operational strategies, which include new teaching locations and adding high demand programs to current locations in order to leverage existing facilities, will reverse the negative revenue and operating income trend there is uncertainty as to the timing of this reversal. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an interim impairment analysis. As a result, during the second quarter of fiscal year 2016, DeVry Group recorded a non-cash, pre-tax impairment charge of $99.5 million related to its Carrington reporting unit. See “Note 8: Intangible Assets” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for additional disclosure on the impairment analyses.

Gain on Sale of Assets

During the third quarter of fiscal year 2016, DeVry Group sold the DeVry University Fremont, Calif., campus and student housing facilities. Net proceeds from this sale were $24.8 million which resulted in a $3.8 gain on the sale. DeVry University leased-back a portion of the campus facility where it may continue to operate until June 2017. The student housing facility will be leased by DeVry University until June 30, 2016.

OPERATING INCOME

DeVry Group generated operating income of $60.8 million and $12.7 million in the third quarter and first nine months of fiscal year 2016, respectively. Total consolidated operating income increased $11.4 million for the third quarter and decreased $110.3 million for the first nine months of fiscal year 2016 as compared to the year-ago periods. The primary drivers of the increase in the third quarter operating income were a decline in restructuring expense and the gain recorded on the sale of the DeVry University Fremont, Calif., facilities. The primary drivers for the decrease in operating income for the first nine months of fiscal year 2016 were the $99.5 million asset impairment charge explained above, an increase in restructuring expense and the revenue decline at DeVry University. Excluding the effect of the asset impairment charge, restructuring expense and the gain on the sale of assets, consolidated operating income increased 6.1% in the third quarter and decreased 3.5% in the first nine months of fiscal year 2016 as compared to the year-ago periods. The effect on operating income of the revenue declines at DeVry University was more than offset by cost reductions in this segment and the increasing operating margins at DMI, Chamberlain and Becker in the third quarter of fiscal year 2016.

Management now expects that for the full fiscal year 2016, net income before special items will decrease approximately 4 to 5 percent as compared to the full fiscal year 2015, driven by DeVry University’s continuing revenue declines resulting from the impact of lower new and total student enrollments along with the higher use of scholarships and discounts and higher Carrington operating losses.

Medical and Healthcare

Medical and Healthcare segment operating income increased 21.1% to $52.5 million during the third quarter and decreased 74.7% to $29.8 million during the first nine months of fiscal year 2016 compared to the year-ago periods. Excluding the effect of restructuring expense and the asset impairment charge, segment operating income increased 15.2% for the third quarter and 6.1% for the first nine months of fiscal year 2016 as compared to the year-ago periods. The increase in operating income is a result of an increase in revenue at Chamberlain and DMI partially offset by the deteriorating operating results at Carrington.

International and Professional Education

International and Professional Education segment operating income decreased 6.1% to $4.3 million during the third quarter and decreased 28.3% to $14.2 million for the first nine months of fiscal year 2016, as compared to the year-ago periods. The decreased operating income was primarily driven by higher use of scholarships and discounts at DeVry Brasil. These more than offset an increase in operating income at Becker.

Business, Technology and Management

Business, Technology and Management segment operating income increased $6.9 million to $8.0 million in the third quarter of fiscal year 2016, compared the year-ago quarter. This segment’s operating loss in the first nine months of fiscal year 2016 increased to $21.6 million from $9.2 million in the year-ago period. The improved results in the third quarter reflect the effect of cost reduction measures offsetting all of the revenue decline in the quarter. The operating loss experienced in the first nine months of fiscal year 2016 was primarily the result of a decline in revenue resulting from the impact of lower new and total student enrollments and the higher use of scholarships and discounts. Also affecting the operating results were a decrease in restructuring charges of $2.3 million in the third quarter and an increase in these charges of $13.2 million in the first nine months of fiscal year 2016, as compared to the year-ago periods (as discussed earlier in the Restructuring Expense section).

Excluding the restructuring charges and the gain on the sale of the Fremont, CA campus and student housing facilities, the segment’s operating income was $6.4 million during the third quarter and $13.7 million for the first nine months of fiscal year 2016, as compared to operating income of $5.6 million and $16.8 in the year-ago periods, respectively. Total segment expense for the third quarter of fiscal year 2016, excluding the restructuring charges and gain on sale of assets, decreased $48.2 million or 24.3% as compared to the year-ago quarter. Total segment expense for the first nine months of fiscal year 2016, excluding the restructuring charges, decreased $138.6 million or 23.1% as compared to the year-ago period. These expense reductions are the result of savings from cost reduction measures offsetting all of the impact of the third quarter’s revenue declines and 98% of the first nine months’ revenue declines. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management believes further cost control measures will be necessary throughout the remainder of fiscal year 2016 and into fiscal 2017, and also believes that additional consolidations and closures of DeVry University locations may likely occur.

INTEREST

Interest income for the third quarter and first nine months of fiscal year 2016 declined by $1.3 million and $1.6 million, respectively, compared to the year-ago periods. This decrease is a result of lower interest-earning cash balances at DeVry Brasil. Interest expense for the third quarter and first nine months of fiscal year 2016 of $1.4 million and $5.6 million, respectively, decreased by $1.4 million for the quarter and increased by $2.0 million for the first nine months of fiscal year 2016 as compared to the year-ago periods. The changes are the result of changes in the value of the Brazilian Real as compared to the U.S. Dollar. Interest expense on the deferred purchase price agreement balances at DeVry Brasil include a factor which fluctuates with the changes in the exchange rate.

INCOME TAXES

The effective income tax rates on income from continuing operations were 12.7% and 9.1% for the third quarter and first nine months of fiscal year 2016, respectively, compared to 13.2% and 13.7% for the third quarter and first nine months of fiscal year 2015. The tax rates for the first nine months of fiscal year 2016 decreased due to the Carrington impairment charges, which were partially deductible for tax purposes, as well as additional domestic restructuring charges. During the first nine months, DeVry Group’s effective income tax rate was favorably impacted by enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a five year period for tax years beginning after January 1, 2015 through December 31, 2019. DeVry Group’s effective income tax rate also reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

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

At March 31, 2016, total accounts receivable, net of related reserves, was $170.0 million compared to $149.6 million at March 31, 2015. The main driver of the increase in net accounts receivable was the impact of the delayed FIES funding on the DeVry Brasil accounts receivable. DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program which is financed by the Brazilian government. The Brazilian government implemented changes to this program in 2015 which include extending the payment period from the government to the participating institutions. This change as well as the acquisitions of Faci, Damasio and Grupo Ibmec resulted in a higher level of accounts receivable at DeVry Brasil. Higher receivable levels also were recorded at Chamberlain as the result of increased revenue.

The FIES accounts receivable balance at March 31, 2016 was approximately $49.4 million compared to a balance of approximately $20.0 million at March 31, 2015. Of this amount, approximately $31.8 million is recorded as Accounts Receivable, Net and approximately $17.6 million is recorded as non-current Other Assets at March 31, 2016. The increase in total FIES accounts receivable was caused by a delay in the receipt funds from the Brazilian government. The government has implemented a payment plan for all outstanding calendar year 2015 FIES amounts. DeVry Brasil expects to receive deferred payments on the approximately $32.5 million outstanding 2015 FIES balances of 25 percent by June 30, 2016, 25 percent by June 30, 2017 and 50 percent by June 30, 2018. Each payment will include an adjustment based on the Brazilian inflation rate. In addition, the Brazilian government will pay participating institutions installments for all calendar year 2016 FIES loans.

Financial Aid

Like other higher education providers, DeVry Group’s institutions are highly dependent upon the timely receipt of financial aid funds. All financial assistance programs are subject to political and governmental budgetary considerations. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry Group’s financial condition and cash flows could be materially and adversely affected. Please see Part I “Item 1A – Risk Factors” of DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on August 27, 2015, for a discussion of student financial aid related risks.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the U.S., Brazil and Canada. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Comprehensive program reviews of Carrington College-Phoenix, RUSM, Carrington College-California and DeVry University were initiated in April, May, June and August 2014, respectively, and remain open and ongoing. On January 27, 2016, DeVry University received a preliminary program review report from ED, which identified findings relating to its fiscal administration, student eligibility and administrative capability and provides DeVry University an opportunity to respond to the preliminary findings. If ED determines that we have failed to demonstrate either financial responsibility or administrative capability in any pending program review, or otherwise determines that an institution has violated the terms of its program participation agreement, we could be subject to sanctions including; fines, penalties, reimbursement for discharged loan obligations, a requirement to post a letter of credit, suspension or termination of our eligibility to participate in the Title IV programs. ED regulations regarding financial responsibility provide that, if any one of DeVry Group’s Title IV-eligible institutions is unable to pay its obligations under its program participation agreement as a result of operational issues and/or an enforcement action, DeVry Group’s other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. As a result, even though DeVry Group’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the business, financial condition, results of operations and cash flows of DeVry Group’s other institutions and for DeVry Group as a whole, and could result in the imposition of significant restrictions on the ability for DeVry Group’s other institutions and for DeVry Group as a to operate. The timing or final outcome of the DeVry University program review, or its possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time.

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

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”) based on a portion of its pending August 28, 2015 inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations relate to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). DeVry University has requested a hearing on ED’s decision, and will collaborate closely with the ED to demonstrate DeVry University’s compliance and resolve this matter satisfactorily. In the event DeVry University is unable to demonstrate its compliance or otherwise resolve this matter satisfactorily, the January 2016 Notice would become effective, thus requiring, among other things, DeVry University to cease its Since 1975 Representation, notify enrolled and prospective students that such representations were unsubstantiated under ED regulations, and take certain steps to substantiate future representations related to post-graduation employment outcomes. Additionally, DeVry University would be required to file a letter of credit with ED in an amount at least equal to 10% of the Title IV funds disbursed by DeVry University in fiscal year 2015, which would reduce DeVry Group’s available credit under our revolving credit facility and/or unrestricted cash balances by an amount equal to the letter of credit. In such circumstances, DeVry University would also be required to disburse funds under either ED FSA’s cash monitoring or reimbursement payment method, the latter of which could result in delayed, potentially substantial, disbursement of Title IV funds. DeVry University also would be required to participate in the Title IV programs under provisional certification during which time it would be required obtain prior ED approval to open a new location, add an educational program, or make any other substantive changes. Provisional certification status carries fewer due process protections than full certification. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. The timing or outcome of this matter, or its possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time. The defense, resolution, or settlement of this matter, or any matter potentially under review arising from the August 28, 2015 inquiry, could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At March 31, 2016, cash in the amount of $11.0 million was held in restricted bank accounts, compared to $9.7 million at March 31, 2015.

A separate financial responsibility test for continued participation by an institution’s students in U.S. federal financial assistance programs is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet the U.S. Department of Education’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to heightened cash monitoring and other participation requirements. An institution with a score less than 1.0 is considered not financially responsible. However, a school with a score less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to heightened cash monitoring requirements, post a letter of credit (equal to a minimum of 10 percent of the Title IV aid it received in the institution's most recent fiscal year), and be subject to provisional certification and required to report timely to ED certain operational and financial events.

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

Draft Defense to Repayment regulations discussed at a recent ED negotiated rulemaking session, if ultimately adopted by ED, could require DeVry Group to post multiple and substantial letters of credit or other security in connection with, among other things, certain pending and future claims, investigations and program reviews, regardless of our compliance, the merits of our defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit DeVry Group’s borrowing capacity under its credit agreement and its ability to make capital expenditures to sustain, grow and diversify operations, fund operations and make dividend payments to shareholders. DeVry Group’s credit agreement allows DeVry Group to post up to $50 million of letters of credit. In the event DeVry Group is required to post letters of credit in excess of the $50 million limit, DeVry Group would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required under by ED. DeVry Group may not be able to obtain the excess letters of credit or security or may be only be able to obtain such excess letters of credit or security at significant cost.

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As of March 31, 2016, approximately 26% of DeVry Brasil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 31% of DeVry Brasil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping achieve the national goal of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts from 732,000 in calendar year 2014 to 300,000 in calendar year 2015, decreasing the monthly minimum family income thresholds that cannot be exceeded in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%. The changes in the FIES program have impacted DeVry Brasil’s liquidity by lengthening the reimbursement period from the Brazilian government.

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations during each of the nine month periods ended March 31, 2016 and 2015 (in thousands):

	For the Nine Months Ended March 31,
	2016	2015
Net Income from Continuing Operations	$6,845	$104,867
Non-cash Items	234,179	157,646
Changes in Assets and Liabilities, Net of Effects from Acquisitions and Divestiture of Components	(21,335)	(52,986)
Total Cash Provided by Operating Activities-Continuing Operations	$219,689	$209,527

Cash generated from continuing operations in first nine months of fiscal year 2016 was $219.7 million, compared to $209.5 million in the year-ago nine month period. Net income from continuing operations decreased by $98.0 million in the first nine months of fiscal year 2016 compared to the year-ago nine month period. The increase in non-cash items in the first nine months of fiscal year 2016 as compared to the year-ago nine month period was primarily the result of the $99.5 million asset impairment charge related to the Carrington reporting unit and an increase in the accelerated depreciation and write-offs of leasehold improvements and equipment. The accelerated depreciation and write-offs were the result of an increase in real estate consolidations and the associated asset disposals at DeVry University compared to the prior year.

Changes from June 30, 2015, in Assets and Liabilities, Net of Effects from Acquisitions and Divestiture of Components consisted of the following:

•	The decrease in combined net prepaid expenses, accounts payable and accrued expenses was $16.2 million, which is $21.2 million less than the combined change in the year-ago period. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The increase in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $5.2 million, which is $5.2 million less than the combined change in the year-ago period. Accounts receivable increased by a smaller amount at March 31, 2016, compared to June 30, 2015, than the comparative year-ago period. The main drivers of the increase in accounts receivable in fiscal year 2016 were increased enrollment and revenue at Chamberlain and the impact of the delayed FIES funding on the DeVry Brasil accounts receivable. DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program which is financed by the Brazilian government. The Brazilian government implemented changes to this program in 2015 which include extending the payment period from the government to the participating institutions. These increases in accounts receivable were partially offset by a decrease in accounts receivable at DeVry University and Carrington due to declining enrollment and revenue.

Cash Used in Investing Activities

Capital expenditures in the first nine months of fiscal year 2016 were $51.0 million compared to $64.3 million in the year-ago period. DeVry Group continues to invest capital for the new Chamberlain and DeVry Brasil campuses and improving and expanding existing facilities within DMI, along with spending on facility consolidations at DeVry University.

Capital spending for the remainder of fiscal year 2016 is expected to support continued investment at AUC, RUSM and RUSVM, planned new locations for Chamberlain and facility improvements at DeVry Brasil. Management anticipates full year fiscal year 2016 capital spending to be in the range of $75 to $80 million.

During the third quarter of fiscal year 2016, DeVry Group sold the DeVry University Fremont, Calif., campus and student housing facilities. Net proceeds from this sale were $24.8 million which resulted in a $3.8 gain on the sale. DeVry University leased back a portion of the campus facility where it may continue to operate until June 2017. The student housing facility will be leased by DeVry University until June 30, 2016.

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

Cash Used in Financing Activities

DeVry Group’s consolidated cash balances of $330.2 million at March 31, 2016 included approximately $98.0 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash, subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the U.S. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded to $550 million subject to bank approval. For the first nine months of fiscal year 2016, cash flows from domestic operating activities were approximately $193.8 million, which when added to DeVry Group’s beginning of the year domestic cash balances, was sufficient to fund $32.7 million of domestic capital investment, repurchase $24.4 million in common stock and pay dividends of $11.6 million, in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Draft Defense to Repayment regulations discussed at the recent Department of Education (“ED”) negotiated rulemaking session, if ultimately adopted by ED, could require DeVry Group to post multiple and substantial letters of credit or other security in connection with, among other things, certain pending and future claims, investigations and program reviews, regardless of our compliance, the merits of our defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures to sustain, grow and diversify our operations, fund our operations and make dividend payments to shareholders. DeVry Group’s credit agreement allows DeVry Group to post up to $50 million of letters of credit. In the event DeVry Group is required to post letters of credit in excess of the $50 million limit, DeVry Group would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required under by ED. DeVry Group may not be able to obtain the excess letters of credit or security or may be only be able to obtain such excess letters of credit or security at significant cost.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on the DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group’s letters of credit outstanding under this agreement were $0.1 million as of March 31, 2016 and 2015. As of March 31, 2016, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of March 31, 2016. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education composite Equity, Primary Reserve and Net Income financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of all outstanding letters of credit. DeVry Group was in compliance with all debt covenants as of March 31, 2016.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Boa Viagem (“FBV”), Faculdade Diferencial Integral (“Facid”), FMF, Damasio and Grupo Ibmec (see “Note 7: Business Combinations” of the notes to the Consolidated Financial Statements). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as certain conditions of the purchase are met.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first nine months of fiscal year 2016. DeVry Group had no open derivative positions at March 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09: “Compensation – Stock Compensation (Topic 718)”. This guidance was issued to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classifications on the statement of cash flows. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)”. This guidance was issued to increase transparency and comparability among organizations by recognizing right-to-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17: “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance was issued to simplify the accounting for classification of deferred taxes on the balance sheet. The guidance eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management anticipates early adoption of this standard in the fourth quarter of fiscal year 2016.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03: “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This guidance was issued to simplify the presentation of debt issuance costs. The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. DeVry Group’s debt includes a revolving credit facility (see “Note 11: Debt”). This update did not provide guidance specifically addressing debt issuance costs involving revolving credit facilities. As a result, it was announced that the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This is DeVry Group’s current accounting policy with regards to debt issuance costs. As a result, this update will have no effect on DeVry Group’s Consolidated Financial Statements.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DeVry Group is not dependent upon the price levels, nor affected by fluctuations in pricing, of any particular commodity or group of commodities. However, more than 50% of DeVry Group’s costs are in the form of wages and benefits. Changes in employment market conditions or escalations in employee benefit costs could cause DeVry Group to experience cost increases at levels beyond what it has historically experienced.

The financial position and results of operations of DMI’s St. Maarten, St. Kitts and Dominica operations are measured using the U.S. dollar as the functional currency. Substantially all of these financial transactions are denominated in the U.S. dollar.

The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute approximately 23.9% of DeVry Group’s overall assets, and its Brazilian liabilities constitute approximately 13.6% of overall liabilities. The Brazilian Real has experienced a significant devaluation in relation to the U.S. dollar over the past twelve months, declining approximately 11%. Changes in exchange rates over the past nine months have resulted in a $14.5 million charge to Accumulated Other Comprehensive Loss. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $15.2 million. The decline in value of the Brazilian Real has also resulted in lower than expected U.S. translated revenue and operating income.

The interest rate on DeVry Group’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At March 31, 2016, DeVry Group had no outstanding borrowings under this facility.

DeVry Group’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, as discussed in under the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q, the DeVry Brasil FIES accounts receivable balance has increased to $49.4 million as of March 31, 2016. The receipt of FIES funding for calendar year 2015, which accounts for $32.5 million of the total outstanding FIES balance, has been delayed several times over the past twelve months. DeVry Brasil has entered into a repayment agreement with the Brazilian government where these funds will paid in annual installments over the next three years.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first nine months of fiscal year 2016 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. The timing or outcome of the following matters, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time. The continued defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”), based on a portion of its pending August 28, 2015 inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations relate to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). DeVry University has requested a hearing on ED’s decision, and will collaborate closely with the ED to demonstrate DeVry University’s compliance and resolve this matter satisfactorily. In the event DeVry University is unable to demonstrate its compliance or otherwise resolve this matter satisfactorily, the January 2016 Notice would become effective, thus requiring, among other things, DeVry University to cease its Since 1975 Representation, notify enrolled and prospective students that such representations were unsubstantiated under ED regulations, and take certain steps to substantiate future representations related to post-graduation employment outcomes. Additionally, DeVry University would be required to post a letter of credit with ED in an amount at least equal to 10% of the Title IV funds disbursed by DeVry University in fiscal year 2015, which would reduce DeVry Group’s available credit under our revolving credit facility and/or cash balances by an amount equal to the letter of credit. In such circumstances, DeVry University would also be required to disburse funds under either ED FSA’s cash monitoring or reimbursement payment method, the latter of which could result in delayed, potentially substantial, disbursements of Title IV funds. DeVry University also would be required to participate in the Title IV programs under provisional certification during which time it would be required obtain prior ED approval to open a new location, add an educational program, or make any other substantive changes. Provisional certification status carries fewer due process protections than full certification. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

On January 27, 2016, the Federal Trade Commission (“FTC”) filed a civil complaint (the “FTC lawsuit”) against DeVry Group, DeVry University, Inc., and DeVry/New York Inc. in the United States District Court for the Central District of California alleging that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a), as amended (the “FTC Act”). The advertising claims at issue relate to DeVry University graduates’ employment rates and earnings relative to graduates of other colleges and universities. The lawsuit seeks permanent injunctive relief against future alleged violations of the FTC Act, reimbursement of FTC costs, and such other relief as the court deems necessary to redress any consumer injury from the alleged violations, including rescission or reformation of contracts, restitution, the refund of monies paid, and the disgorgement of ill-gotten monies. The lawsuit followed the previously reported receipt of a CID from the FTC dated January 28, 2014. DeVry Group strongly believes DeVry University’s advertising complied with the FTC Act and each defendant in this action intends to vigorously defend itself. DeVry Group, DeVry University, Inc., and DeVry/New York Inc. filed a motion to dismiss the lawsuit on March 10, 2016. A hearing on this motion to dismiss was held on May 2, 2016 and a decision is pending.

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

If any regulatory audit, investigation or other proceeding finds us or one or more of our institutions in the DeVry Group organization not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, the fines, limitations, restrictions, or obligations on our business could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Due to the highly regulated nature of the proprietary postsecondary institutions, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us or one or more of our institutions, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. ED regulations regarding financial responsibility provide that, if any of one of our Title IV-eligible institutions is unable to pay its obligations under its program participation agreement as a result of operational issues and/or an enforcement action, our other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. As a result, even though DeVry Group’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations and cash flows of DeVry Group’s other institutions and DeVry Group as a whole and could result in the imposition of significant restrictions on the ability for DeVry Group’s other institutions and for DeVry Group as a whole to operate.

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

The proprietary sector is experiencing broad-based, intensifying scrutiny in the form of coordinated investigations and enforcement actions. In October 2014, the U.S. Department of Education (“ED”) announced it will be leading an interagency task force (the “Task Force”), formalizing a task force that had been operating for over a year in connection with several investigations. The Task Force is comprised of ED, the Federal Trade Commission (“FTC”), the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Department of Defense (“DoD”), the Veterans Administration (“VA”) and numerous state attorneys general. The stated purpose of the Task Force is to “coordinate … activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices”. Various federal agencies, including the CFPB, the SEC, and the FTC, are actively investigating or suing members of the sector, and at least 30 state attorneys general have joined an examination of potential abuses within the proprietary postsecondary education industry.

As described in Part II, “Item 1 – Legal Proceedings,” state attorneys general from Illinois, New York and Massachusetts have initiated inquiries into the practices of our institutions. In related actions, the FTC has filed a civil complaint against DeVry Group and entities related to DeVry University and ED has notified us of its intention to impose certain limitations on DeVry University regarding disclosures of certain post-graduate employment outcomes and impose other restrictions and requirements. Additionally, as described in Part II, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Aid”, each of Carrington College-Phoenix, RUSM, Carrington College-California are also undergoing comprehensive program reviews by ED and, separately, DeVry University received a preliminary program review from ED that identified findings relating to its fiscal administration, student eligibility and administrative capability. The coordinated scrutiny facing the industry and us could directly or indirectly influence the disposition of these existing inquiries, administrative actions and claims or lead to the initiation of other inquiries, administrative actions or claims, which could, directly or indirectly, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

As described in Part II, “Item 1 – Legal Proceedings,” state attorneys general from Illinois, New York and Massachusetts have initiated inquiries into the practices of our institutions and, in related actions, the FTC has filed a civil complaint against DeVry Group and entities related to DeVry University and ED has notified DeVry University of its intention to impose certain limitations on DeVry University regarding disclosures of certain post-graduate employment outcomes and impose other restrictions and requirements. Additionally, as described in Part II, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Aid”, each of Carrington College-Phoenix, RUSM, Carrington College-California are also undergoing comprehensive program reviews by ED and, separately, DeVry University received a preliminary program review from ED that identified findings relating to its fiscal administration, student eligibility and administrative capability. Due to the coordinated regulatory and enforcement efforts directed at us and other proprietary postsecondary higher education institutions and adverse publicity arising from such efforts, we may face additional government and regulatory investigations and actions, lawsuits from private plaintiffs and shareholder derivative claims. We may incur significant costs and other expenses in connection with our response to, and defense, resolution or settlement of, investigations, claims or actions, or group of related investigations, claims or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain injunctive relief, including altering certain business practices, or pay substantial damages, settlement costs, fines and/or penalties. In addition, findings or claims or settlements thereof could serve as a basis for additional lawsuits or governmental inquiries or enforcement actions, including actions under ED’s expected Defense to Repayment Regulations. Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV, DoD and VA programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us under ED’s expected Defense to Repayment Regulations, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

On August 20, 2015, the ED announced its intention to establish a negotiated rulemaking committee to develop proposed regulations (collectively, the “Defense to Repayment Regulations”) for determining the criteria and procedures ED will use for determining which Title IV borrower obligations to forgive under Defense to Repayment claims, and the standards and processes to be applied in determining whether institutions whose acts or omissions serve as the basis of such debt forgiveness are liable. The Defense to Repayment rulemaking also considered expansion of the financial responsibility standards, including the prohibition of mandatory arbitration provisions in student enrollment agreements and automatic and discretionary triggers serving as the basis posting letters of credit with ED. ED convened a negotiated rulemaking committee and concluded its negotiations on March 18, 2016 without consensus on a package of rules for determining those criteria and procedures. The failure of the committee to reach consensus frees ED to propose rules beyond those discussed and agreed to within the committee. Should ED proceed with the rulemaking and issue proposed rules they may include rules that serve as a basis for requiring Title IV institutions to pay for, or provide security against, losses arising from loan forgiveness granted by ED to borrowers in connection with the borrowers’ attendance at the participating institutions. Depending on the processes and standards adopted by ED in the Defense to Repayment Regulations, which we cannot predict at this time, in addition to the outcome from any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits or the outcome of any pending or future governmental inquiry, lawsuit or enforcement action could serve as the basis for claim by ED under the Defense to Repayment regulations, the posting of substantial letters of credit, or the termination of eligibility of one of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, which could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

While the final Defense to Repayment regulations remain uncertain, certain constituencies are advocating for standards and processes that would afford holders of federal student loans the broadest relief, potentially arising from certain findings, in pending or future governmental inquiries, lawsuits or enforcement actions against us. Despite the merits of our actions and defense, we may settle certain matters for strategic reasons, as a part of a resolution of other matters, or in order to avoid potentially worse consequences in inherently uncertain judicial or administrative processes. The terms of such settlement could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, although inconsistent with its usual practices, ED has broad discretion to impose significant limitations on us arising from acts it determines are in violation of their regulations, including potentially through the new Defense to Repayment regulations. As a result, foreseeable and unforeseen consequences of adjudicated or settled legal proceedings and regulatory matters could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If draft Defense to Repayment regulations circulated at an ED negotiated rulemaking session are ultimately adopted by ED, pending or future lawsuits, investigations, program reviews and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other security that, in the aggregate, could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Draft Defense to Repayment regulations discussed at the recent ED negotiated rulemaking session, if ultimately adopted by ED, could require DeVry Group to post multiple and substantial letters of credit or other security in connection with, among other things, certain pending and future claims, investigations and program reviews, regardless of our compliance, the merits of our defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures to sustain, grow and diversify our operations, fund our operations and make dividend payments to shareholders. DeVry Group’s credit agreement allows DeVry Group to post up to $50 million of letters of credit. In the event DeVry Group is required to post letters of credit in excess of the $50 million limit, DeVry Group would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required under by ED. DeVry Group may not be able to obtain the excess letters of credit or security or may be only be able to obtain such excess letters of credit or security at significant cost.

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

In particular, in the U.S., the Higher Education Act, as amended and reauthorized (the “Higher Education Act”), subjects our U.S. degree-granting institutions (DeVry University, Chamberlain and Carrington) and all other higher education institutions, including our AUC, RUSM and RUSVM schools, that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”) to significant regulatory scrutiny.

To participate in Title IV financial aid programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the ED, and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a Program Participation Agreement (“PPA”).

Our institutions that participate in Title IV programs each do so pursuant to a PPA that, among other things, includes commitments to abide by all applicable laws and regulations, such as the Incentive Compensation, Substantial Misrepresentation, and Gainful Employment (“GE”) regulations. Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to lawsuits brought by private plaintiffs on behalf of governments (qui tam actions), that have the potential to generate very significant damages linked to our receipt of Title IV funding from the government over a period of several years.

As described in Part II, “Item 1 – Legal Proceedings,” on January 27, 2016, DeVry University received a Notice of Intent to Limit from ED (the “January 2016 Notice”) informing DeVry University of ED’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. DeVry University has requested a hearing on ED’s decision, and will collaborate closely with the ED to demonstrate DeVry University’s compliance and resolve this matter satisfactorily. In the event DeVry University is unable to demonstrate its compliance or otherwise resolve this matter satisfactorily, the January 2016 Notice would become effective, thus requiring, in addition to certain specified actions related to the alleged violations, DeVry University (1) to file a letter of credit with ED in an amount at least equal to 10% of the Title IV funds disbursed by DeVry University in fiscal year 2015, which would reduce DeVry Group’s available credit under our revolving credit facility and/or cash balances by an amount equal to the letter of credit, and (2) to disburse funds under either ED’s cash monitoring or reimbursement payment method, the latter of which could result in delayed, potentially substantial, disbursements of Title IV funds. DeVry University would also be placed on provisional certification for Title IV eligibility, during which time it would be required to obtain prior ED approval to open a new location, add an educational program, or make certain substantive changes. Provisional certification status carries fewer due process protections than full certification. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

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

The new GE regulations have a framework with three components:

Certification: Institutions must certify that each of their gainful employment programs meet applicable state and federal licensure, certification, and accreditation requirements.

Accountability Measures: To maintain Title IV eligibility, gainful employment programs will be required to meet minimum standards for the debt burden versus the income of their graduates. Gainful employment programs will be considered passing, in the zone, or failing for each year in which the accountability measures are calculated, described as follows:

Pass: Programs whose graduates have an assumed annual loan repayment burden of 8% or less of total earnings or 20% or less of discretionary income.

Zone: Programs whose graduates have an assumed annual loan repayment burden between 8% and 12% of total earnings or between 20% and 30% of discretionary income.

Fail: Programs whose graduates have an assumed annual loan repayment burden greater than 12% of total earnings and greater than 30% of discretionary income.

Programs that fail in two out of any three consecutive years or do not pass for four consecutive years will be disqualified from participation in the Title IV programs for a period of three years, and an institution is prohibited from establishing Title IV eligibility for any substantially similar program.

Transparency: Institutions are required to make annual public disclosures regarding the performance and outcomes of their gainful employment programs. The disclosures include information regarding program costs, median debt of all graduates and completion and placement rates and may include additional disclosure items beginning in 2017.

The accountability measures will typically weigh a calculated debt burden of graduates who completed their studies three and four years prior to the measuring academic year against earnings from the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year (the first measurement year under these regulations), the cohort will typically include graduates from the 2010-2011 and 2011-2012 academic years and the calculation will compare the median debt incurred by these graduates to their earnings in calendar year 2014. These figures are not available at this time. Debt burdens for students enrolled in programs that require an internship or residency prior to licensure, such as the medical doctor degrees offered by AUC and RUSM, are calculated from cohorts who completed their studies six and seven years prior to the measuring academic year. Draft measures for the 2014-2015 academic year are expected to be released to the institutions in late summer 2016 and final measures released publicly in early 2017.

Because the earnings information necessary to determine how our programs will fare under the accountability measures is not available at this time, we are unable to fully predict accurately the impact of the new GE accountability measures. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We are using currently-available data to evaluate whether certain of our programs are at risk to fail the new requirements, or fall into the zone, and concurrently evaluating available options to bring at-risk programs into compliance.

Under this framework, we believe that less than 10% of the 2014-2015 academic year programs across DeVry University and Carrington are at risk of falling into the failing category. In addition, there are a number of programs that are at risk of falling into the Zone category, including the RUSVM’s Doctor of Veterinary Medicine Program. Management expects that certain programs will be able to avoid falling into the zone or failing categories through adjustments to program price, including through scholarships, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments are not feasible, which may include RUSVM’s Doctor of Veterinary Medicine Program, we may discontinue such programs or seek to establish relationships with third-party lenders to support student tuition and other expenses. These adjustments could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Department of Education rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by the Department of Education that could restrict or eliminate our eligibility to participate in Title IV programs.

The ED rules and internal guidance impose liability for "substantial misrepresentation" that, among other things, subject us to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on us for the conduct of others, and expose us to liability even when no actual harm occurs. It is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at any of our U.S. degree-granting schools, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Further, our historically disclosed graduate employment statistics, or advertising regarding such statistics, which ED is investigating, could be found to be in violation of ED regulations. If ED determines that an institution has engaged in substantial misrepresentation, ED may i) fine the institution; ii) discharge students’ debt and hold the institution liable for the discharged debt under the HEA or pursuant to the Debt Forgiveness Regulations; or iii) suspend or terminate an institution’s agreement to participate in Title IV programs. ED may also impose limitations on the institution’s participation in Title IV programs, which could include the denial of applications from the institution for approval of new programs or locations, requiring the filing of a substantial letter of credit, or the imposition of one of ED’s heightened cash monitoring processes. Any of the forgoing remedial actions could have a material adverse effect on our financial condition, results of operations and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All Title IV participating institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, periodic renewal of institutional program participation agreements, periodic program reviews and ad hoc events which may lead ED to evaluate an institution’s capacities. If ED determines, in its judgment, that we have failed to demonstrate either financial responsibility or administrative capability, we could be subject to sanctions, including, among other things, a requirement to post a letter of credit, fines, suspension or termination of our eligibility to participate in the Title IV programs, any of which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Administrative regulations give ED considerable discretion to assess the foregoing sanctions and, in some cases, such sanctions could be assessed on us without advance notice or any right of review or appeal before they become effective.

If ED does not recertify any one of our institutions to continue participating in the Title IV programs, students at that institution would lose their access to Title IV program funds, or ED could recertify our institutions but require our institutions to accept significant limitations as a condition of their continued participation in the Title IV programs.

ED certification to participate in the Title IV programs lasts a maximum of six years, and institutions are thus required to seek recertification from ED on a regular basis in order to continue their participation in the Title IV programs. An institution must also apply for recertification by the ED if it undergoes a change in control, as defined by ED regulations.

Each of our institutions operates under a program participation agreement with full certification from ED. There can be no assurance that ED will recertify after the program participation agreements for each institution expires or that it will not limit the period of participation to less than six years, place the institutions on provisional certification, or impose conditions or other restrictions on our institutions as a condition of approving our application with respect to any future recertification. If ED does not renew or withdraws the certification to participate in the Title IV programs for one or more of our institutions at any time, students at such institution would no longer be able to receive Title IV program funds. Alternatively, ED could renew the certifications for our institution, but restrict or delay receipt of Title IV funds, limit the number of students to whom an institution could disburse such funds, or place other restrictions on that institution, or it could delay recertification after an institution program participation agreement expires, in which case the institution’s certification would continue on a month-to-month basis.

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

DeVry Group’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If DeVry Group’s market capitalization remains below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of the DeVry Group reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. At March 31, 2016 intangible assets from business combinations totaled $371.0 million and goodwill totaled $565.0 million. Together, these assets equaled approximately 44% of total assets as of such date. If our or any of our subsidiaries’ business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $371.0 million of intangible assets and up to $565.0 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2016	110,364	$22.21	110,364	$97,549,232
February 2016	143,295	$18.00	253,659	$94,969,456
March 2016	147,153	$19.28	400,812	$92,131,684
Total	400,812	$19.63	400,812	$92,131,684

(1) On December 15, 2015, the Board of Directors of DeVry Group authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2017. The total remaining authorization under this share repurchase program was $92,131,684 as of March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	-	$-	NA	NA
February 2016	5,389	$17.92	NA	NA
March 2016	-	$-	NA	NA
Total	5,389	$17.92	NA	NA

(1)	Represents shares delivered back to DeVry Group for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of DeVry Group's incentive plans.

ITEM 6 – EXHIBITS

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Education Group Inc.

Date: May 5, 2016
	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Chief Accounting Officer and Treasurer (Principal Accounting Officer)