Form 10-K
period 2016-06-30
DEVRY EDUCATION GROUP INC.
filed 2016-08-25
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

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

December 31, 2015 - $1,577,843,185

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

August 18, 2016 — 62,354,000 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 2016, are incorporated into Part III of this Form 10-K to the extent stated herein.

DEVRY EDUCATION GROUP INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2016

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including those that affect DeVry Education Group’s (“DeVry Group”) expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Group or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “plans,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry Group’s results are described more fully in “Item 1A – Risk Factors,” in the subsections of “Item 1 – Business” entitled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Career Services,” “Seasonality,” and “Employees,” and in the subsection of “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations,” entitled “Liquidity and Capital Resources.” The forward-looking statements should be considered in the context of the risk factors referred to above and discussed elsewhere in this Form 10-K. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission (“SEC”), we are not under any obligation to update any forward-looking information—whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

PART I

ITEM 1 – BUSINESS

OVERVIEW OF DEVRY EDUCATION GROUP INC.

 DeVry Group is incorporated under the laws of the State of Delaware. DeVry Group’s executive offices are located at 3005 Highland Parkway, Downers Grove, Illinois, 60515, and the telephone number is (630) 515-7700. “DeVry Group” refers to DeVry Education Group Inc. alone or with its subsidiaries, as the context requires. When this report uses the words “we,” “us” or “our,” it refers to DeVry Group and its subsidiaries unless the context otherwise requires.

DeVry Group is a global provider of educational services. DeVry Group's purpose is to empower its students to achieve their educational and career goals. DeVry Group’s institutions offer a wide array of programs in healthcare, technology, business, accounting, finance and law.

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

To attain this vision, DeVry Group will continue to strive to achieve superior student outcomes by providing quality education and student services; grow and diversify into new program areas, levels and geographies; and build quality brands and the infrastructure necessary to compete in an increasingly competitive market.

DeVry Group operates three reporting segments. Financial and descriptive information about DeVry Group’s operating segments is presented in “Note 15: Segment Information,” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Unless indicated, or the context requires otherwise, references to years refer to DeVry Group’s fiscal years then ended. These segments are highlighted below.

Medical and Healthcare

DeVry Medical International (“DMI”) operates three institutions:

•	American University of the Caribbean School of Medicine (“AUC”) confers the Doctor of Medicine (“M.D.”) degree;
•	Ross University School of Medicine (“RUSM”) confers the M.D. degree; and
•	Ross University School of Veterinary Medicine (“RUSVM”) confers the Doctor of Veterinary Medicine (“D.V.M.”) degree.

Together, the three schools along with the Medical Education Readiness Program (“MERP”) and the Veterinary Preparation Program (“Vet Prep”) had 5,850 students enrolled in the May 2016 semester.

AUC was founded in 1978 and acquired by DeVry Group in August 2011. AUC is located in the country of St. Maarten and has graduated over 6,000 physicians now licensed and practicing medicine throughout the world. The mission of AUC is to provide an excellent medical education to qualified students of diverse backgrounds. This is to be accomplished within an atmosphere of academic integrity and scholarship, which fosters the highest standards in professional ethics and competence.

RUSM, which was founded in 1978, and acquired by DeVry Group in May 2003, is one of the world’s largest providers of medical education. RUSM is located in the Caribbean country of Dominica with the Internal Medicine Foundation program residing in Miramar, Florida. RUSM has graduated more than 12,000 physicians who practice medicine in the U.S., Canada and Puerto Rico. The mission of RUSM is to prepare highly dedicated students to become effective, successful physicians. RUSM accomplishes this by focusing on imparting the knowledge, skills and values required for its students to establish a successful and satisfying career as a physician.

AUC’s and RUSM’s respective medical education programs are comparable to the educational programs offered at U.S. medical schools. AUC’s and RUSM’s programs consist of three academic semesters per year — beginning in January, May and September — which allows students to complete their basic science instruction in less time than they would at a U.S. medical school. The programs prepare students for general medical practice and provide the foundation for postgraduate specialty training, which is primarily received in the U.S.

Initially, AUC and RUSM students complete a program of concentrated study of medical sciences in modern classrooms and laboratories at campuses located in St. Maarten and Dominica, respectively. AUC’s program runs five semesters and RUSM’s runs either four or five-semesters (depending on the designated curriculum track). After students sit for Step 1 of the U.S. Medical Licensing Examinationtm (“USMLE”), which assesses whether medical school students understand and can apply scientific concepts that are basic to the practice of medicine, they complete the remainder of their program by participating in clinical rotations under AUC and RUSM direction, and conducted at approximately 50 affiliated teaching hospitals or medical centers affiliated with accredited medical education programs in the U.S., Canada and the United Kingdom.

MERP assists prospective RUSM and AUC students in building the academic foundation they need to be successful in medical school and to achieve their goals of becoming physicians.

RUSVM, which was founded in 1982 and acquired by DeVry Group in May 2003, is one of the largest providers of veterinary education. RUSVM is located in the country of St. Kitts and has graduated more than 4,000 veterinarians who practice principally in the U.S.

The RUSVM program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. RUSVM students complete a seven-semester pre-clinical curriculum at a campus in St. Kitts. After completing their pre-clinical curriculum, RUSVM students enter a clinical clerkship lasting approximately 48 weeks under RUSVM direction at one of more than 20 affiliated U.S. Colleges of Veterinary Medicine as well as international affiliates in Canada, Australia, Ireland, New Zealand and the United Kingdom.

The RUSVM Vet Prep Program is designed to enhance the preclinical science knowledge and study skills that are critical to success in veterinary school. It is structured to prepare students for success at RUSVM.

Chamberlain College of Nursing (“Chamberlain”), formerly Deaconess College of Nursing, was founded in 1889 and acquired by DeVry Group in 2005. Chamberlain offers programs in nursing education leading to one of four degrees: Associate Degree in Nursing (“ADN”) (no longer accepting new enrollment and available only at the Columbus, Ohio campus), Bachelor of Science in Nursing (“BSN”) degree (including both the onsite three-year BSN and the online Registered Nurse (“RN”) to BSN Degree Completion Option (“RN to BSN”)), Master of Science in Nursing (“MSN”) degree, including Family Nurse Practitioner (“FNP”), which is offered online, or the Doctor of Nursing Practice (“DNP”) degree which is also offered online. Eleven of Chamberlain’s 20 campuses are co-located with DeVry University locations, which allows for efficiencies in shared resources. Chamberlain had 25,229 students enrolled in the July 2016 term, an increase of 15.9% over the prior year.

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

Chamberlain’s pre-licensure BSN degree is an onsite baccalaureate program. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to typical four-year BSN programs containing summer breaks. Students who already have achieved RN designation through a diploma or associate degree can complete their BSN degree online through Chamberlain’s RN to BSN completion program in three semesters of full-time study. The ADN program, which is currently in teach-out and is no longer accepting new students, is a six-semester year-round program offered onsite at the Columbus, Ohio, campus only.

The online master’s degree program offers four non direct-care specialty tracks: Educator Specialty track, Executive Specialty track, Informatics Specialty track and Healthcare Policy Specialty track. These programs require 36 credit hours and are designed to be completed in approximately two years of part-time study. In September 2013, Chamberlain launched a direct-care master’s degree FNP program. This program requires 45 credit hours along with 650 lab and clinical hours and is designed to be completed in 2-1/2 years of part-time study.

The online DNP degree program is based on the eight essentials of doctoral education outlined by the American Association of Colleges of Nursing (“AACN”). The DNP is designed for nurses seeking a terminal degree in nursing and offers an alternative to research-focused PhD programs. Chamberlain offers two DNP specialty tracks: Advanced Practice Leadership (no longer accepting new students) and Healthcare Systems Leadership (launched in January 2014). The programs require 30 to 40 credit hours along with 500 to 1,000 clinical practicum hours. The programs can be completed in five to six semesters of study.

During calendar year 2015, Chamberlain students that completed the National Council Licensure Examination (NCLEX) had an overall pass rate of 82 percent, which was 5 percentage points lower than the national BSN average pass rate.

In June 2016, Chamberlain received approval from the Illinois Board of Higher Education to offer a Masters of Public Health (“MPH”) degree. The MPH degree is designed to prepare students (nurses and non-nurses) to become public health practitioners to work with communities and populations throughout the world to promote healthy communities, and to prevent community health problems such as disease, poverty, health access disparities and violence. The coursework is interdisciplinary and draws on systems thinking knowledge and skills from a variety of disciplines. The purpose of the MPH program is to prepare graduates to become leadership change agents in working with communities to improve health outcomes at the population and community level. Pending approval from the Higher Learning Commission, Chamberlain plans to launch this program in 2017.

Carrington College (“Carrington”), headquartered in Sacramento, California and formerly comprised of Apollo College, founded in 1976, and Western Career College, founded in 1967, prepares students for careers primarily in healthcare through certificate and associate degree programs at 21 locations. DeVry Group acquired the parent organization of Carrington College in September 2008. Carrington currently serves more than 6,400 students.

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
Dental
Dental Assisting
Dental Hygiene

International and Professional Education

DeVry Brasil was established in 2001 and is based in the city of Fortaleza, State of Ceará, in the Northeast region of Brazil. DeVry Group completed its acquisition of a majority stake in DeVry Brasil in April 2009. As part of DeVry Group’s diversification strategy, ten acquisitions have since been completed in Brazil. DeVry Brasil is currently comprised of 13 institutions:

•	Faculdades Nordeste (“Fanor”),
•	Faculdade Ruy Barbosa (“Ruy Barbosa”),
•	Faculdade ÁREA1 (“ÁREA1”),
•	Faculdade Boa Viagem (“FBV”),
•	Centro Universitário Vale do Ipojuca (“UniFavip”),
•	Faculdade Diferencial Integral (“Facid”),
•	Faculdade DeVry São Luis (“Sao Luis”),
•	Faculdade DeVry Joao Pessoa (“Joao Pessoa”),
•	Faculdade Martha Falcão (“FMF”),
•	Faculdade Ideal (“Faci”),
•	Damásio Educacional (“Damasio”),
•	Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) and
•	Faculdade de Imperatriz (“Facimp”).

DeVry Brasil’s institutions offer undergraduate and graduate programs mainly focused in business, management, medical, healthcare, law and engineering. In addition, Damasio offers legal bar exam review courses and review courses for tests required for diplomatic careers in Brazil. These institutions operate 22 academic sites located in 12 states in Northeast, North and Southeast Brazil. Damasio also has franchise agreements with approximately 220 distance learning centers throughout Brazil. DeVry Brasil serves more than 79,000 students in undergraduate and graduate programs and also serves more than 30,000 test preparation students.

The vision of DeVry Brasil is to become one of the leading Brazilian educational groups, recognized for high quality and innovation, offering international academic standards and focused on professional success of its students.

Becker Professional Education (“Becker”), founded in 1957 as Becker CPA Review and acquired by DeVry Group in 1996, is a global leader in professional education serving the accounting, finance, project management and healthcare professions. Becker prepares candidates for the Certified Public Accountant (“CPA”), Association of Chartered Certified Accountants (“ACCA”), Project Management Professional (“PMP”), and USMLE certification examinations and offers continuing professional education programs and seminars. Classes are taught in more than 300 locations, including sites in 55 foreign countries, directly by Becker and through licensed affiliates and DeVry University teaching sites. Nearly one million candidates have prepared for the Uniform CPA Examination (“CPA exam”) using Becker’s CPA exam review course.

Through its CPA exam review courses, Becker served over 45,000 students in fiscal year 2016. Becker is the industry leader in providing CPA exam review services and has been preparing candidates to pass the CPA exam for over 50 years. For calendar year 2015, 68 of the 75 Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker. For 2014, 53 of 59 Elijah Watt Sells Award winners prepared with Becker. Since 2005, when the American Institute of Certified Public Accountants (“AICPA”) began to share national results, 90 percent or more of the exam’s top scorers have prepared with Becker.

To better meet the demands of today’s busy professionals, Becker’s classes are offered in two formats: live and online. The online product is interactive, and offers the same instructor-led lectures and materials available in the live classroom courses. Becker provides access to online academic support with highly targeted answers to specific questions.

Based on surveys of Becker CPA exam review course students who took the CPA exam, and published exam pass rate statistics supplied by the AICPA, Becker CPA Review students pass at twice the rate of all CPA exam candidates who did not take a Becker review course.

Becker also offers continuing professional education and training programs in the fields of accounting, finance and project management to help individuals and organizations achieve superior performance through professional development. In addition, Becker Healthcare provides comprehensive review programs for today’s physicians in training.

CPA Exam Review

The CPA exam is prepared and administered by the AICPA. The CPA exam is offered only in a computer-based, on-demand, four-part format for eight months of the year. In addition to successfully passing the four-part exam, CPA candidates must also meet educational, work experience, and other requirements specific to the state or jurisdiction in which they intend to be licensed to practice.

Association of Certified Anti-Money Laundering Specialists (“ACAMS”)

In July 2016, Becker acquired ACAMS, further expanding its professional education offerings into anti-money laundering and financial crimes prevention training, conferences, consulting and certification.

Business, Technology and Management

DeVry University and its Keller Graduate School of Management (“Keller”), which comprise this segment’s operations were founded by Dr. Herman DeVry in 1931. DeVry University provides quality, career-oriented master’s, bachelor’s and associate degree programs and certificate programs in technology, science, business and the arts. DeVry University is one of the largest private, degree-granting, regionally accredited higher education systems in the U.S. with undergraduate and graduate degree programs offered on campus and online. Graduate degree programs in management are offered through Keller.

The mission of DeVry University is to foster student learning through high-quality, career-oriented education integrating technology, science, business and the arts. DeVry University strives to produce successful student learning outcomes while providing exceptional student care and attention. The university delivers degrees with speed and flexibility by offering career-oriented undergraduate and graduate programs onsite and online to meet the needs of a diverse and geographically dispersed student population.

DeVry University’s academic structure is organized within five colleges. This structure provides flexibility for future curricula. Degree programs and concentrations are offered in the following areas:

College of Liberal Arts & Sciences	College of Health Sciences	College of Media Arts & Technology
Bachelor’s Degree	Associate Degree	Associate Degree
Communications	Neurodiagnostic Technology	Web Graphic Design
Justice Administration	Health Information Technology	Bachelor’s Degree
Master’s Degree (School of Education)	Bachelor’s Degree	Multimedia Design & Development
Education	Clinical Laboratory Science
Healthcare Administration

College of Business & Management	College of Engineering & Information Sciences
Associate Degree	Associate Degree
Accounting Bachelor’s Degree	Electronics & Computer Technology Network & Communications Mgt.
Accounting	Network Systems Administration
Business Administration	Bachelor’s Degree
Management	Biomedical Engineering Technology
Technical Management	Computer Engineering Technology
Computer Information Systems
Keller Graduate School of Management	Electronics Engineering Technology
Master’s Degree	Game & Simulation Programming
Accounting	Network and Communications
Accounting & Financial Management	Management
Business Administration	Master’s Degree
Human Resource Management	Electrical Engineering
Information Systems Management
Network and Communications Management
Project Management
Public Administration

Students access these programs through a system of 60 locations in the U.S., as of June 30, 2016, as well as through DeVry University’s online delivery platform. DeVry University’s campus footprint has been reduced by 21 locations since June 30, 2015. To facilitate transfers from one DeVry University location to another without disrupting studies, our graduate and undergraduate curricula generally are consistent at all locations (with some content variations to meet local employment market and/or regulatory or accreditation requirements).

DeVry University offers all of its graduate programs and nearly all of its undergraduate programs online, making these programs available to qualified students in most states and internationally without regard to their location or daily schedule. The majority of DeVry University’s students are non-traditional learners and/or working adults attracted by the quality, inherent flexibility and convenience of the program delivery format. Non-traditional learners are considered to be those other than recent high-school graduates. We also have many students who “mix and match” onsite and online courses to best meet their individual needs and schedules.

DeVry University operates on a uniform academic calendar for both the undergraduate and graduate degree programs across both the onsite and online methods of educational delivery. The calendar consists of three 16-week semesters comprised of two 8-week sessions.

Laboratory courses throughout many curricula prepare students for the workplace by integrating classroom learning with a practical, hands-on experience and applied learning activities that enhance technical skills. For some courses, laboratory activities are delivered in a specialized classroom featuring specialized equipment and software. In addition, some laboratory activities take place in a lecture-lab classroom, using computers and various software packages.

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

Keller has a continued and sustained focus on excellence in teaching, student mastery of practical management skills and service to working adults. The curricula, like the undergraduate curricula, are subject to regular review for relevance to both students and employers. Keller offers classes in the evening, on weekends and online, which enables students to complete their degrees using whatever combination of online and onsite coursework suits their needs. To broaden the scope and appeal of its master’s degree programs, Keller has developed concentrations and graduate certificates. Many faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their critical competencies in areas such as business communications, electronic commerce, technology, ethics, quality and international matters are woven throughout the curricula.

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

DEGREE AND PROGRAM ENROLLMENTS

The following tables provide the percentage of enrollment by degree and program for DeVry Group’s postsecondary educational institutions.

	Percent of Enrollment by Degree			Percent of Enrollment by Program
	Fall	Fall		Fall	Fall
	2015	2014		2015	2014
Doctoral	8.0%	7.0%	Medical and Healthcare	54.3%	45.3%
Master's	21.0%	19.5%	Business	28.9%	33.6%
Bachelor's	53.1%	54.9%	Technology	15.0%	18.8%
Associate	10.0%	12.1%	Other	1.8%	2.3%
Certificate	8.0%	6.5%

MARKET TRENDS AND COMPETITION

Medical and Healthcare

DeVry Medical International

AUC and RUSM compete with 145 accredited U.S. schools of medicine, 33 U.S. colleges of osteopathic medicine and approximately 40 Caribbean medical schools as well as with international medical schools recruiting U.S. students who may be eligible to receive funding from U.S. Department of Education (“ED”) Title IV programs. RUSVM competes with American Veterinary Medical Association (“AVMA”) accredited schools, of which 30 are U.S.-based, 5 are Canadian and 13 are other international veterinary schools.

DMI’s educational institutions attract potential students for several reasons. Some applied to U.S.-based medical or veterinary schools but were not admitted or were wait-listed. Some students elected not to apply to U.S. schools because of self-perceived chances of gaining acceptance. For some students, DMI’s education institutions are their first or only choice of schools because of their commitment to and focus on quality and on practitioner-oriented teaching.

For the 2015-2016 academic year, the Association of American Medical Colleges (“AAMC”) reported 52,550 U.S. medical school applicants, a 9.4% increase over the prior year. Of these applicants, 20,631 enrolled, a 2.9% increase over the prior year.

For the 2015-2016 academic year, the American Association of Colleges of Osteopathic Medicine Application Service (“AACOMAS”) reported 20,447 applicants to U.S. colleges of osteopathic medicine, a 13.9% increase over the prior year. The number of Commission on Osteopathic College Accreditation approved seats of 6,392 increased only 3.2% over the prior year.

For the 2015-2016 academic year, the Association of American Veterinary Medicine Colleges (“AAVMC”) received 6,667 applicants, a 1% increase over the prior year, for the 4,227 seats available at AAVMC institutional members (U.S. and international). The number of available seats increased less than 1% over the prior year.

Medical and veterinary school applicants who were denied admission or wait-listed at U.S. schools constitute a large segment of prospective students for DMI’s educational institutions. Based upon the number of Medical College Admission Test (“MCAT”) attempts, which increased to approximately 95,000 in 2013, up from approximately 89,000 in 2012, management believes the potential market for medical school students is much larger than the denied applicant pool alone.

According to the AAMC Center for Workforce Studies, in a June 2010 analysis, the demand for physicians will outpace supply by approximately 12% in 2020 and by almost 17% by 2025. There has been some recent expansion in the U.S. medical education enrollment capacity because of the growing supply/demand imbalance for medical doctors. According to an AAMC March 2014 study, medical school first-year enrollment as of the 2013-2014 academic year increased by 22% over the 2002 level. The current 145 accredited U.S. schools are projected to produce a 30% increase in enrollment by 2018-19 (over 2002 levels). Despite these increases, management believes the imbalance will continue to spur demand for medical education. Management also believes the veterinary medical education market is subject to some of the same forces.

AUC, RUSM and RUSVM competitive strengths include:

AUC

•	International focus
•	State of the art basic science campus on a developed island
•	Wide range of options for clinical rotations in different types of health care systems

RUSM

•	Integrated, systems-based curriculum that is comparable to many top U.S. medical schools
•	Students are able to complete all core rotations in a single geographical area

RUSVM

•	Large alumni network provides strong brand recognition and opportunities for mentorship
•	Clinical network, including international clinical rotations
•	Training relevant to both developing and developed countries
•	Research program emphasizing tropical region study

Moreover, management believes that in the last five years, RUSM graduates obtained more first-year residency positions at U.S. teaching hospitals than graduates from any other medical school in the world, including those schools in the U.S. This data is based on an internal study of the maximum possible U.S. residencies with the largest medical schools in the world. RUSM’s residency appointments have been in virtually every medical specialty and subspecialty.

Chamberlain College of Nursing

Nationally, Chamberlain competes in the nursing education market which has more than 1,800 programs leading to RN licensure. These include both four-year educational institutions and two-year community colleges. For pre-licensure, Chamberlain has an advantage over many of its competitors because it offers a three-year, year-round BSN program as opposed to typical four-year BSN programs where students take the summer off. Chamberlain also has the ability to add capacity to meet demand due to its standardized program and operational efficiency. In post-licensure nursing education, there are over 600 programs offering RN to BSN programs and over 500 programs offering master’s degrees in nursing. Chamberlain has an advantage in the post-licensure market over many of its competitors because it offers eight-week sessions, with multiple start dates per year; there are no onsite coursework requirements and the programs have a shorter time to completion. Chamberlain’s FNP program is approved in 41 states and can be completed almost entirely online.

Nursing constitutes the largest occupation in healthcare in the U.S., with 2.7 million RNs in 2015, according to the Bureau of Labor Statistics. The Bureau of Labor Statistics reports that employment of RNs is expected to grow 16% from 2014 to 2024, faster than the average employment growth rate for all occupations.

Despite the long-term need for nurses, demand has not yet produced a sufficient increase in educational capacity. According to ACCN’s report on 2015-2016 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing, U.S. nursing schools turned away 47,341 qualified applicants from baccalaureate nursing programs in 2015 due to an insufficient number of faculty, clinical sites, classroom space, clinical preceptors and budget constraints. In addition, demand for BSN degrees is expected to be impacted by certain hospital accreditation standards of the percentage of nurses requiring this degree or higher.

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

A prospective career college student in most markets will have a choice of institutions offering similar programs. Carrington distinguishes itself by focusing primarily on healthcare programs. Carrington campuses offer students:

•	A wide range of healthcare program offerings;
•	Attractive and conveniently located facilities;
•	Learning methodologies that blend didactic instruction with experiential laboratory exercises;
•	Faculty that have relevant work experience;
•	Small class sizes;
•	High levels of service to students; and
•	Accelerated programs with a choice of class schedules.

International and Professional Education

DeVry Brasil

The Brazilian private postsecondary education market grew by 88% between 2003 and 2014 (online and onsite students), reaching approximately US$15 billion in revenue and enrollment of 7.8 million students in 2014, according to Hoper Educational Consulting and Ministry of Education (“MEC”). In addition, the goals defined by the Nacional Plan of Education (“NPE”) for the period from 2011 to 2020, indicate a continuing favorable scenario for the expansion of higher education in Brazil. NPE expects to increase enrollments by 50%, which would represent almost five million more higher education students in the next seven to eight years.

Brazil has the largest private higher education market in Latin America, which until recently, was highly fragmented. Within the last several years, private equity firms and international educational groups have been investing in the country’s education institutions resulting in consolidation of the market. Private higher education institutions can be divided into three different segments:

•	Mass market: fastest growing segment, with the highest regulatory risk;
•	Superior quality market: growth is driven by gaining market share from competitors; increasing the accessibility of student financing should accelerate growth in this market; and
•	Niche market: highly specialized, has limited growth potential.

Most DeVry Brasil institutions compete in the superior quality market. DeVry Brasil faces local competition at each location in which it operates. Nationwide there are also competitors such as: Laureate, Kroton Educacional, Anima, SER and UNIP.

Private institutions play an important role in the Brazilian education market. According to MEC, of the 7.8 million students who were enrolled in higher education in Brazil, 75% were enrolled in private institutions. Enrollment of new students in private institutions grew by 4.5% from 2012 to 2014, compared to 1.9% growth of new students at public institutions.

According to the Brazilian Association of Distance Learning Education, the number of jobs requiring successful completion of a competency exam grew by 45% from 2013 to 2015. There are currently approximately 12 million applicants for these positions. The number of Order of Attorneys of Brazil Exam (the equivalent of the U.S. Bar Exam) applicants has been steady at approximately 115,000 for the past two years.

Becker Professional Education

Becker competes with other purveyors of exam preparation, including courses offered by colleges and universities, and courses offered by other public and private training companies. As a trusted brand, Becker typically charges more for exam preparation than its competitors.

With its 50-plus year history and exceptional track record of preparing students to pass the CPA exam, Becker differentiates itself from competitors by providing:

•	Extensive, continuously updated and fully integrated review and practice test materials;
•	Experienced, highly qualified instructors for each of the areas of specialty included in the exam;
•	Courses available in two formats, live class and online, to meet candidate needs for flexibility and control;
•	Global presence with over 300 locations worldwide and over 1,500 partner accounting firms, societies and universities;
•	Practice simulations and software functionality, similar to those used in the actual exam; and
•	Newly introduced mobile apps enabling students to study anywhere.

Becker’s live and online courses provide a wider range of study alternatives than other course providers. Becker students have a high success rate on the CPA exam, passing at double the rate of non-Becker students. Some Becker students enroll after taking other review courses or studying independently without success.

CPA exam candidates can take advantage of Becker’s CPA exam review learning approach and materials in conjunction with their DeVry University MBA, Master of Accounting and Financial Management or Master of Science in Accounting programs, earning full academic credit. These credits also may be used to fulfill the 150-hour educational requirement that most states have made a prerequisite to becoming licensed as a CPA. Extending the marketing and administrative benefits of joint operation, Becker offers classes at DeVry University locations or through online learning.

Business, Technology and Management

DeVry University

In every market in which DeVry University operates, there are numerous state institutions, community colleges and independent universities. In particular, there is growing competitive pressure from online programs by private-sector, publicly-funded and independent institutions. Due to increased competition and the overall postsecondary student population decline over the last several years, DeVry University is experiencing significantly higher declines in enrollment.

The postsecondary education market is highly fragmented and competitive. No single institution has a significant market share. According to the National Center for Education Statistics (“NCES”), there were 7,162 Title IV eligible postsecondary institutions in the U.S. as of the 2015-16 academic year, including 3,265 private, for-profit (“private-sector”) schools; 1,990 public schools (e.g. state institutions and community colleges); and 1,909 private, not-for-profit (“independent”) schools. According to NCES, in the 2014-15 academic year, there were 27.4 million students attending institutions that participate in the various financial aid programs under Title IV.

While tuition at independent institutions is, on average, higher than tuition at DeVry University, the net price (Cost of Attendance less scholarships and grants) for the demographic served by DeVry University is often less. Publicly-supported colleges often offer similar programs at a lower tuition level because of government subsidies, tax-deductible contributions, and other financial sources not available to private-sector schools. In fact, many local community colleges offer programs similar in content to DeVry University’s associate degree programs, but at a much lower tuition. While community colleges may be viewed as competitors, they also provide DeVry University an opportunity. DeVry University has a number of articulation and transfer agreements in place with community colleges that make it easier for community college graduates to continue their education to earn a bachelor’s degree at DeVry University.

Undergraduate Programs

Management believes that DeVry University’s competitive strengths in the market for undergraduate programs include:

•	Career-oriented curricula developed with employer input;
•	Faculty with relevant industry experience;
•	Well-developed and professionally staffed undergraduate career service programs;
•	Dedicated student service assistance throughout their programs (DeVry Care);
•	National name recognition and market presence;
•	Regional accreditation;

•	Modern facilities and well-equipped laboratories;
•	Flexibility and convenience with classes offered at many locations nationwide and online, utilizing connected classroom technology;
•	Evening, weekend, and online class schedules;
•	Year-round academic schedules that permit more flexible attendance and earlier graduation;
•	Bachelor’s degree programs that can be completed in three years; and
•	Small class sizes.

DeVry University has increased its competitiveness by offering many programs online and providing flexible class schedules and learning formats. Undergraduate classes at DeVry University centers generally are offered in the evening for the convenience of working adult students, but daytime classes are offered at centers in markets where there is deemed to be sufficient demand.

Graduate Programs

Management believes that DeVry University’s competitive strengths in the market for graduate programs include:

•	A practitioner oriented approach to education that stresses skills that employers value;
•	A high level of service to the adult student, including flexible schedules and locations that are convenient to where many students work;
•	The convenience of onsite teaching locations in major metropolitan areas nationwide and online; and
•	Flexible schedules with six sessions each year that enable new students to start their program at any of the six sessions and continuing students to take a session off, if necessary, to accommodate their schedules.

Demographic information based on DeVry University’s fall term enrollment follows.

Total Population	Fall 2015	Fall 2014
Undergraduate	73.5%	74.5%
Graduate	26.5%	25.5%

Age	Fall 2015	Fall 2014
24 and Under	18.4%	20.5%
25 - 39	57.8%	56.3%
40 and Over	23.8%	23.2%

Gender	Fall 2015	Fall 2014
Male	49.5%	51.4%
Female	50.5%	48.6%

Race/Ethnicity	Fall 2015	Fall 2014
White	39.0%	37.8%
Black or African American	24.2%	24.5%
Hispanic (of any race)	16.3%	15.9%
Asian	5.5%	5.2%
American Indian or Alaska Native	0.5%	0.5%
Non-resident Alien	2.8%	2.7%
Two or More Races	1.1%	1.1%
Native Hawaiian or Other Pacific Islander	0.7%	0.7%
Race/Ethnicity Unknown	10.0%	11.6%

STUDENT ADMISSIONS

Medical and Healthcare

DeVry Medical International

Marketing and Outreach

AUC, RUSM and RUSVM focus their marketing efforts on attracting qualified, primarily U.S. and Canadian, applicants, with the motivation and requisite academic ability to complete their educational programs and pass the USMLE and the North American Veterinary Licensure Examination, respectively. Each institution’s marketing effort includes visits to undergraduate campuses to meet students and their pre-med/pre-vet advisors, direct e-mail marketing, webinars, targeted direct mail campaigns, information seminars in major markets throughout the U.S., Canada, and Puerto Rico, alumni referrals, a national undergraduate poster campaign, radio advertisements in select markets, internet media and print ads in major magazines and newspapers.

Student Admissions and Admissions Standards

AUC, RUSM and RUSVM each employ regional admissions representatives in locations throughout the U.S. and in Ontario, Canada, who seek out students interested in its programs. Senior Associate Directors of Admission and Associate Directors of Admission recruit, interview, admit and enroll all new students to each of the three entering cohorts. The successful applicant must have completed prerequisite science (with labs), mathematics and English courses. Candidates for admission must interview with an admissions representative and all admission decisions are made by the admissions committees of the medical and veterinary schools.

Chamberlain College of Nursing

Marketing and Outreach

Chamberlain utilizes varied marketing approaches to inform potential students interested in entering or advancing their nursing careers. Chamberlain recruiters visit high schools, cultivate alumni referrals and participate in information seminars and career fairs. Chamberlain holds open house events to attract local prospective students, and advertises on television, on the internet, in healthcare career publications, in newspapers and on the radio.

Post-licensure programs rely primarily on internet advertising, word of mouth from current students and alumni, and healthcare partnerships to reach prospective students. A team of healthcare development specialists has been built over the past several years that establishes partnerships with healthcare institutions, large employers of nurses and community colleges.

Student Admissions and Admissions Standards

Chamberlain campuses employ regional admissions representatives who arrange for student interviews and campus tours. Pre-licensure program admission requirements include a high school diploma or General Education Development (“GED”), with minimum cumulative grade point average requirements. Applicants to the pre-licensure programs must pass the Chamberlain standard pre-admission exam to be eligible for admission. Admissions decisions are made by faculty admissions committees.

Carrington College

Marketing and Outreach

Carrington utilizes varied marketing approaches to generate interest from potential students. Admissions advisors visit high schools. Carrington also conducts local advertising campaigns using broadcast media, print media, targeted direct mail and the internet. In addition, Carrington campuses hold open house events for prospective students, cultivate alumni referrals and participate in information seminars and career fairs.

International and Professional Education

DeVry Brasil

Marketing and Outreach

DeVry Brasil advertises on various internet sites, at special events, on television and radio and utilizes a variety of methods to reach prospective students. Each DeVry Brasil institution and campus has a specific media plan based on the local market.

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

Student Admissions and Admission Standards

DeVry Brasil provides admissions services, and employs salaried, full-time admissions advisors at each DeVry Brasil institution to support those candidates interested in enrolling in any of DeVry Brasil’s institutions. Applicants to DeVry Brasil undergraduate programs are required to take an entrance examination or “Vestibular” at each institution during one of the two enrollment sessions per year, in January and July.

DeVry Brasil offers the “CASA” program (Student Support) which aims to help students achieve better academic results through educational and psychological support and monitoring. CASA program advisors provide professional guidance to current students and alumni. The main objective of this support is to facilitate access to labor markets and to help students in planning their professional careers.

Becker Professional Education

Marketing and Outreach

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

Becker has relationships with more than 2,500 public accounting firms, corporations, government agencies and universities. Becker delivers its CPA review courses on more than 100 college campuses, recruiting students attending those institutions. Becker also is the preferred provider of CPA review for most of the country’s largest public accounting firms, having relationships with all of the top 100 public accounting firms, including each of the Big 4 public accounting firms.

Business, Technology and Management

DeVry University

Marketing and Outreach

DeVry University advertises on various internet sites, on television and radio and utilizes a variety of methods to reach prospective students. DeVry University’s highly integrated brand initiative focuses on DeVry University as an accredited, quality academic institution. Its campaigns are grounded in ongoing in-depth consumer marketplace research, and leverage multiple channels, including broadcast, print and internet advertising, public relations, content marketing and social media, as well as local marketing efforts.

DeVry University serves high school students in several unique ways. Since July 2004, we have worked with the Chicago Public School system to create the DeVry University Advantage Academy. A second Advantage Academy was later started in Columbus, Ohio, followed by additional Advantage Academies with two different city school districts in Atlanta, Georgia. Students enter DeVry University’s Advantage Academy at the start of their junior year, and complete two academic years and one summer term. At the conclusion of the program, students can earn their high school diploma and an associate degree in either Network Systems Administration or Web Graphic Design. Most students go on to bachelor’s degree programs, either at DeVry University or other public or private universities. These programs have consistently reported high combined high school graduation and associate degree completion rates.

Student Admissions and Admissions Standards

DeVry University employs enrollment advisors who visit high schools, community colleges and military bases while conducting presentations on career choices, particularly in business and technology related fields, and on the importance of a college education.

Many of DeVry University’s applicants are working adults who want to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills, and students transferring to a DeVry University undergraduate program from other colleges and universities. Because a large portion of our new undergraduate students have some prior college experience, DeVry University has articulation agreements with many community colleges to facilitate the enrollment of their students seeking to transfer course credits to DeVry University.

DeVry University’s “DeVry Works” initiative is designed to meet the education needs of corporate clients and their employees with DeVry University program offerings. A national network of account managers directs its student recruiting efforts primarily at Fortune 1000 companies, leveraging relationships with these clients through DeVry University’s career services organization.

To be admitted to a DeVry University undergraduate program, a U.S. applicant must be a high school graduate from a DeVry University recognized institution, have a GED certificate, or hold a degree from a DeVry University approved postsecondary institution. Applicants for general admission must be at least 17 years old and complete an interview with an admissions representative. International applicants must provide documentation demonstrating the required level of prior education, satisfy the English-language proficiency requirement and meet all other admission requirements.

All applicants must meet prescribed admission qualifications and be evaluated by DeVry University to determine admissibility and placement. Admissibility and placement criteria vary by degree program. During the admission process, applicants are required to take the DeVry University administered placement exams, which assess achievement levels and transitional study needs. ACT or SAT scores deemed appropriate for the desired program, or acceptable grades in qualifying college-level work completed at an approved postsecondary institution, may also be used to evidence admissibility and determine placement.

After prospective students complete an application, an admissions representative contacts them through phone calls, text messages, emails, and/or invitations to location-based workshops or other events to improve the rate at which qualified applicants begin their program of study.

To be admitted to a graduate program, applicants must hold a bachelor’s degree from a U.S. institution that is accredited by or is in candidacy status with a U.S. regional accrediting agency or selected national accrediting agencies or international institutions recognized as the equivalent, and complete an interview with an admissions representative. International applicants must hold a degree recognized to be equivalent to a U.S. baccalaureate degree, satisfy the English-language proficiency requirement and meet all other admission requirements. Applicants whose undergraduate cumulative grade point average is 2.70 or higher are eligible for admission. Applicants with a cumulative grade point average below 2.70 must achieve acceptable scores on the Graduate Management Admission Test (“GMAT”), the Graduate Record Examination (“GRE”) or the DeVry University administered placement exams. Admissions decisions are based on evaluation of a candidate’s academic credentials, entrance test scores and a personal interview.

ACCREDITATION

Educational institutions and their individual programs are awarded accreditation by achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. Accredited institutions are subject to periodic review by accrediting bodies to ensure continued high performance, institutional and program improvement and integrity, and to confirm that accreditation requirements continue to be satisfied. College and university administrators depend on the accredited status of an institution when evaluating transfer credit and applicants to their schools; employers rely on the accredited status of an institution when evaluating a candidate’s credentials; and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, in the U.S., accreditation is necessary for students to qualify for federal financial assistance, and most scholarship commissions restrict their awards to students attending accredited institutions.

Medical and Healthcare

DeVry Medical International

The Government of St. Maarten authorizes AUC to confer the M.D. degree. AUC is accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries which do not have a national medical school accreditation body. The National Committee on Foreign Medical Education and Accreditation of ED (“NCFMEA”) has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education (“LCME”). In addition, AUC is approved by California, Florida and New York, where processes are in place to evaluate and accredit an international medical school’s programs, allowing AUC students to participate in clinical rotations and residency training programs in those states.

The Commonwealth of Dominica authorizes RUSM to confer the M.D. degree. RUSM is recognized and accredited by the Dominica Medical Board (“DMB”), which is authorized to accredit medical programs by the government of Dominica. The NCFMEA has affirmed that the country of Dominica has established and enforces standards of educational accreditation that are comparable to those promulgated by the LCME. RUSM has also received four-year accreditation by the Caribbean Accreditation Authority for Education in Medicine and other Health Professions. In addition, RUSM is approved by the four U.S. states — California, Florida, New Jersey and New York — that have processes in place to evaluate an international medical school’s program, allowing RUSM students to participate in clinical and residency training programs in those states.

RUSVM has been recognized and accredited by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the D.V.M. degree. RUSVM has received programmatic accreditation by the AVMA. RUSVM has affiliations with more than 20 AVMA-accredited U.S. and international colleges of veterinary medicine so that RUSVM students can complete their final three semesters of study in the U.S. or abroad. RUSVM has received full accreditation for its Postgraduate Studies program from the St. Christopher & Nevis Accreditation Board. The Postgraduate Studies program offers Master of Science and Doctoral (“Ph.D.”) degrees in all research areas supported by RUSVM. Areas of emphasis are guided by RUSVM's themed Research Centers.

Chamberlain College of Nursing

Chamberlain is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) which is one of the eight regional agencies that accredit U.S. colleges and universities at the institutional level. The baccalaureate, master’s and doctorate degree nursing programs are accredited by the Commission on Collegiate Nursing Education (“CCNE”).

Carrington College

Carrington is regionally accredited by the Accrediting Commission of Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC/WASC”). In addition to the institutional accreditation, various individual campus locations hold a number of programmatic accreditations and approvals by the following programmatic accreditors:

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

International and Professional Education

DeVry Brasil

The Brazilian MEC controls and regulates postsecondary education at all levels in Brazil. The MEC also controls the issuance of licenses and permits.

The MEC licensing process occurs in two levels: institutional and programmatic. Each institution is required to obtain a license which must be renewed every three to five years. Such licenses can be automatically renewed if the institution presents an Indice Geral de Curso or “General Course Index” (“IGC”) score above 2, within a range of 1 to 5 (with 5 being the maximum grade possible). Among the DeVry Brasil institutions, the current licensing status and IGC scores are as follows:

•	ÁREA1:	License renewal in final phase, IGC score of 3
•	Damasio:	License renewed in 2013, IGC score of 3
•	Faci:	License renewed in 2011, IGC score of 3
•	Facid:	License renewed in 2012, IGC score of 3
•	Facimp:	License renewal in final phase, IGC score of 3
•	Fanor:	License renewal in final phase, IGC score of 3
•	FBV:	License renewal in final phase, IGC score of 3
•	FMF:	License renewal in final phase, IGC score of 3
•	IBMEC – BH	License renewal in final phase, IGC score of 4
•	IBMEC – RJ	License renewed in 2015, IGC score of 4
•	Joao Pessoa:	First license granted in 2013, no IGC score yet
•	Metrocamp:	License renewed in 2011, IGC score of 3
•	Ruy Barbosa:	License renewal in final phase, IGC score of 3
•	Sao Luis:	First license granted in 2014, no IGC score yet
•	UniFavip:	License renewed in 2014, IGC score of 3

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

MEC also licenses programs at each institution. The regulations are different for undergraduate and graduate programs. For undergraduate programs, MEC must grant “authorization” status before classes may commence. After a program is 50% to 75% complete, MEC auditors visit the program to grant the “permit” status, which can be automatically renewed every three years, unless the program presents a CPC below 3 within a range of 1 to 5 (with 5 being the maximum grade). Currently, DeVry Brasil has 339 authorized undergraduate programs, 68 of which possess a valid permit.

Only programs leading to Master of Science and Doctorate degrees are regulated at the graduate level in Brazil. DeVry Brasil has one Master of Science program at FBV and that program’s permit was renewed in 2013.

Becker Professional Education

Becker’s accreditation from the Accrediting Council for Continuing Education & Training (“ACCET”) assists to extend its programs to organizations, such as governmental agencies, armed forces and international students.

Business, Technology and Management

DeVry University

DeVry University is accredited by the HLC. In September 2008, DeVry University was accepted into the Academic Quality Improvement Program (“AQIP”) of the HLC, a seven-year accreditation reaffirmation process based on creating a culture of continuous improvement, one of DeVry University’s key values. In 2013, the HLC conducted a comprehensive evaluation of DeVry University through the AQIP process and granted reaffirmation of accreditation. The next comprehensive evaluation is scheduled for 2019-2020 (subject to changes in HLC requirements).

In addition to regional accreditation for the overall university, several of DeVry University’s programs hold programmatic accreditation. The baccalaureate electronics engineering technology, biomedical engineering technology and computer engineering technology programs at many of DeVry University’s U.S. locations are accredited by the Electronics Technology Accreditation Commission of the Accreditation Board for Engineering and Technology, an accreditation board for applied science, computing, engineering and technical education.

The associate degree program in health information technology is offered online and at DeVry University locations in Atlanta (Decatur), Georgia, Chicago, Illinois, Columbus, Ohio, Dallas (Irving), Texas, Ft. Washington, Pennsylvania, Houston, Texas, North Brunswick, New Jersey, and Pomona, California. These programs, and the bachelor’s degree program in technical management with health information management specialty, are accredited by the Commission on Accreditation for Health Informatics and Information Management Education (“CAHIIM”). Due to decreasing enrollments, onsite delivery of Health Information Technology (“HIT”) courses will be discontinued following the spring 2017 term. These locations remain programmatically accredited until the courses are no longer offered onsite. The online offering of HIT will continue to be a programmatically accredited going forward.

The clinical laboratory science program at DeVry University’s Phoenix, Arizona campus is accredited by the National Accrediting Agency for Clinical Laboratory Sciences (“NAACLS”).

The Project Management Institute’s Global Accreditation Center accredits DeVry University’s baccalaureate business administration and technical management programs when completed with project management emphasis.

DeVry University undergraduate and graduate degree programs in business and accounting were granted initial accreditation by the Accreditation Council for Business Programs and Schools (“ACBSP”) in May 2013. DeVry University became only the ninth institution to achieve separate accounting accreditation from the ACBSP at the time of initial accreditations. This is an important milestone in recognition of DeVry University’s quality programs and its commitment to continuous improvement.

TUITION AND FEES

Medical and Healthcare

DeVry Medical International

Effective September 2016, preliminary tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program will be $20,960 and $23,450, respectively, per semester. These tuition rates represent a 3.5% increase over the prior academic year. In addition to tuition, students attending AUC are subject to a $250 per semester educational resource fee while attending semesters 1 through 10, a $35 per semester student government fee while attending semesters 1 through 5, and a $300 per semester fee for professional liability insurance while performing clerkships in semesters 6 through 10. These amounts do not include the cost of transportation, living expenses and health insurance.

Effective September 2016, preliminary tuition rates for the beginning basic sciences and Internal Medicine Foundations/final clinical portion of the programs at RUSM will be $21,325 and $23,530, respectively, per semester. These tuition rates represent a 3.6% increase over the prior academic year. In addition to tuition, students attending RUSM are subject to a $400 per semester educational resource fee while attending semesters 1 through 10 and a $50 per semester student government fee while attending semesters 1 through 4. These amounts do not include the cost of transportation, living expenses and health insurance.

Effective September 2016, preliminary tuition rates for the basic sciences and final clinical portion of the programs at RUSVM will be $18,310 and $22,985, respectively, per semester. These tuition rates will not have increased over the prior academic year; however, effective September 2016, new incoming students will be subject to a one-time $780 technology fee to cover introduction of new “paw pad” technology. These amounts do not include the cost of transportation, living expenses and health insurance.

Chamberlain College of Nursing

Effective May 2016, tuition is $675 per credit hour for students enrolling in the BSN (onsite) and LPN-to-RN programs. This rate represents a 1.5% increase over the prior year. This amount includes the cost of electronic books but does not include hard copy books, supplies, transportation and living expenses.

Effective May 2016, tuition is $590 per credit hour for students enrolled in the RN-to-BSN online degree program. This tuition rate has not increased since July 2011. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged since July 2010. For students enrolled in the FNP track, tuition is $665 per credit hour for the ten FNP specialty courses. Tuition for the online DNP program is $750 per credit hour, which is unchanged from the prior two years.

Carrington College

On a per credit hour basis, tuition for Carrington programs range from $302 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $335 to $371 per credit hour. General education and most program tuition rates have not increased from the prior year. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $30 to $150 is charged as well, depending on the program. Total program tuition ranges from approximately $12,000 for certificate programs to over $60,000 for some advanced programs. Tuition for programs offered by Carrington is based on the cost to provide the education as well as market conditions affecting the programs and the locations in which they are offered.

International and Professional Education

DeVry Brasil

DeVry Brasil operates through 22 academic sites in 12 states in Brazil and more than 220 Damasio franchisees located throughout Brazil. Each of these cities has different competitive markets and therefore tuition differs from one city to another.

All DeVry Brasil institutions have tuition levels that are competitive with other top ranked institutions in their local markets. Due to the nature and wide range of programs, 339 different programs across DeVry Brasil institutions, tuition varies from approximately US$151 per month for an Associate Degree up to approximately US$1,800 per month for a Medical Degree. Damasio provides test preparation, undergraduate and graduate courses which vary in price from approximately US$74 for a test preparation course up to approximately US$657 for a graduate course. This pricing structure is consistent with DeVry Brasil’s positioning as a quality education provider offering a high level of service to its students.

Becker Professional Education

Effective July 1, 2016, the price of Becker’s complete classroom CPA review course is $3,393. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $1,131 per section. These prices represent no increase from the prior year. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses, state CPA societies and participating accounting firms.

Business, Technology and Management

DeVry University

DeVry University’s Fixed Tuition Promise (“FTP”) is a cohort tuition policy for matriculating students enrolled in the July 2014 through May 2017 sessions, whereby tuition rates are locked in until students graduate as long as they remain enrolled. To maintain eligibility, students may not miss more than five consecutive sessions. The FTP applies to students in all programs and all levels of study.

Effective September 2015, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for new students and the special savings when a student took seven or more credits was eliminated. If a student was enrolled before September 2015, they will still pay $365 for each credit hour in excess of seven as they are covered under the FTP. These amounts do not include the cost of books, supplies, transportation and living expenses. Based upon current tuition rates, a full-time student enrolling in the five semester undergraduate network systems administration associate degree program will pay total tuition of $39,585. A student enrolled in the eight semester undergraduate business administration bachelor’s degree program will pay total tuition of $75,516. Each semester is comprised of two eight-week sessions.

Among four-year institutions, DeVry University’s undergraduate tuition during the 2014-2015 academic year was lower than the average tuition of independent schools and the average out-of-state (unsubsidized) tuition of public schools, but it was higher than the average in-state (taxpayer subsidized) tuition of publicly-supported institutions, according to data published in the Annual Survey of Colleges by the College Board. At four-year private schools, the average annual undergraduate tuition and fees for the 2014-2015 academic year was $31,231 at independent schools (a 3.7% increase from the prior year) and $15,230 at private-sector schools (a 1.3% increase from the previous year). The average annual undergraduate tuition and fees at four-year public schools was $9,139 for in-state (a 2.9% increase from the previous year) and $22,958 for out-of-state tuition (a 3.3% increase from the previous year).

Effective July 2016, Keller program tuition per course is $2,298. This rate has not increased since July 2012.

Under the Career Catalyst Scholarship, DeVry University provides scholarship awards to qualifying students. The scholarships are valued at up to a total of $20,000 per student, depending on the degree and transfer credits brought in by a student. Students qualifying for DeVry University’s Career Catalyst Scholarship are eligible to receive scholarship awards of progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award may increase up to $7,000. For the third year, the award can increase up to $8,000.

The Career Catalyst Scholarship discussed above and other scholarship offerings were consolidated into a new DeVry University Scholarship and Grant which was announced in February 2016 (effective for the March 2016 session). This offering is for new and readmitted undergraduate students. The merit-based award is designed to give qualified students an opportunity to be rewarded for their academic performance as they progress in their studies to graduation. Initial awards are based on a student’s incoming grade point average, with subsequent awards determined annually based on the student’s cumulative GPA. Eligible students can receive up to $25,000 in lifetime award funding for bachelor’s degree students, and up to a $12,500 lifetime award for associate degree students. Award amounts range from $1,000 to $2,500 per semester for full-time enrollment.

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

FINANCIAL AID AND FINANCING STUDENT EDUCATION

Students attending AUC, RUSM, RUSVM, Chamberlain, Carrington, DeVry Brasil and DeVry University pay for their education through a variety of sources. These sources include government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments. Students attending Becker review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. In addition, Becker’s CPA Review course can be financed through Becker under an 18-month term loan program.

The following table summarizes DeVry Group’s cash receipts from tuition payments by fund source as a percentage of total revenue for the fiscal years 2015 and 2014, respectively. Final data for fiscal year 2016 is not yet available.

	Fiscal Year
	2015	2014
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	59%	60%
Brazil FIES Public Loan Program	2%	3%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	37%	35%
Total	100%	100%

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (as reauthorized, “HEA”) guides the federal government’s support of postsecondary education. The HEA was last reauthorized by the U.S. Congress in July 2008, and was signed into law in August 2008. The reauthorization of the HEA automatic one year extension is scheduled to expire on September 30, 2016. Committee leadership of both the U.S. House of Representatives and Senate have begun reauthorization activities with hearings and introduction of several related bills. Existing programs and participation requirements are subject to change in this process. Among the issues that management believes may be included in the final reauthorization bill are affordability and college costs; access, persistence and completion; better information for consumers; student loan programs; accreditation and oversight; innovation; and the burden of federal regulations. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

Information about Particular U.S. Government Financial Aid Programs

AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

United States Federal Financial Aid Programs

Students in the U.S. rely on three types of ED student financial aid programs under Title IV of the HEA.

1. Grants. Chamberlain Carrington and DeVry University undergraduate students may participate in the Federal Pell Grant and Federal Supplemental Education Opportunity Grant programs.

•	Federal Pell Grants: These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2015-2016 school year, eligible students could receive Federal Pell Grants ranging from $588 to $5,775.

•	Federal Supplemental Educational Opportunity Grant (“FSEOG”): This is a supplement to the Federal Pell Grant, and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement federal funds with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below) or by externally provided scholarship grants.

2. Loans. AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University students may participate in the Direct Subsidized, Unsubsidized and PLUS programs within the Federal Direct Loan Program. Carrington and DeVry University students may also participate in the Federal Perkins Student Loan Program.

•	Direct Subsidized Loan: Awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) available to undergraduate students with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis (the student is responsible for paying the interest charges during the six months after no longer attending school on at least a half-time basis for those loans with a first disbursement between July 1, 2012 and July 1, 2014). First time borrowers after July 1, 2013 are eligible for Direct Subsidized Loans only for 150% of the published length of their academic program. Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher undergraduate academic year.

•	Direct Unsubsidized Loan: Awarded to students who do not meet the needs test or as an additional supplement to the Direct Subsidized Loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized Loan limits per academic year range from $6,000 for students in their first and second academic year to $7,000 in later years and increasing to $20,500 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional amount of Unsubsidized Loans up to the limit of the Direct Subsidized Loan at their respective academic grade level. The total Direct Loan aggregate borrowing limit for undergraduate students is $57,500 and $138,500 for graduate students, which is inclusive of Direct Subsidized Loan amounts borrowed as an undergraduate.

•	PLUS and Grad PLUS Loans: Enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed, but may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance which includes allowances for tuition, fees and living expenses. Both PLUS and Grad PLUS are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

•	Federal Perkins Loan: A low-interest loan available only to those students who demonstrate exceptional financial need with interest and principal repayment deferred until nine months after a student no longer attends school on at least a half-time basis. The maximum Federal Perkins Loan amount is established by the institution, but cannot exceed $5,500 per award year. Ongoing funding for this program is provided from collections on loans issued in previous years. When students repay principal and interest on these loans, that money goes to the pool of funds available for future loans to students at the same institution. The authorization of the Federal Perkins Loan Program is made separate in the HEA from the Direct Loan Programs and is scheduled to expire on September 30, 2017.

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

Canadian Government Financial Aid Programs

Canadian citizens or permanent residents of Canada (other than students from the Northwest Territories, Nunavet or Quebec) are eligible for loans under the Canada Student Loans Program, which is financed by the Canadian government. Eligibility and amount of funding vary by province. Students attending AUC, RUSM, RUSVM or DeVry University online in the U.S. may be eligible for the Canada Student Loan Program. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions and interest relief on loans.

Information about Other Financial Aid Programs

Private Loan Programs

Some AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University students rely on private (non-federal) loan programs for financial assistance. These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards. The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards. DeVry Group estimates that approximately one-half of the borrowings under private loan programs are used by students to pay for non-educational expenses, such as room and board.

Most private loans are approved using the student’s or a co-borrower’s credit history. The cost of these loans varies, but in almost all cases will be more costly than the federal programs. The application process is separate from the traditional financial aid process. Student finance personnel at DeVry Group’s degree-granting institutions coordinate these processes so that students generally receive assistance from the federal and state programs before utilizing private loans.

DeVry Group does not maintain a preferred lender list, but does list all of the lenders that made private loans to DeVry Group students in the previous year and still offer loans to DeVry Group students.

Tax-favored Programs

The U.S. has a number of tax-favored programs aimed at promoting savings for future college expenses. These include state-sponsored “529” college savings plans, state-sponsored prepaid tuition plans, education savings accounts (formerly known as education IRAs), custodial accounts for minors, Hope and Lifetime Learning credits and tax deductions for interest on student loans.

Brazilian Government Financial Aid Programs

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program (“Fundo de Financiamento Estudantil” or “Students Financing Fund”), which is financed by the Brazilian government. DeVry Brasil also participates in PROUNI (“Programa Universidade para Todos” or “University for All Program”), a Brazilian governmental program which provides federal tax incentives to educational institutions in exchange for providing scholarships to lower income undergraduate students.

FIES targets students from low socio-economic backgrounds enrolled at private postsecondary institutions. Eligible students receive loans with below market interest rates that are required to be repaid after an 18-month grace period upon graduation. FIES pays participating educational institutions tax credits which can be used to pay certain federal taxes and social contributions. FIES repurchases excess credits for cash. FIES deducts from periodic payments to DeVry Brasil an average amount of 5.81% to cover administrative expenses (5.63%) and student defaults (0.18%). There is no additional cost to DeVry Brasil if students fail to pay their loans under the applicable rules. In fiscal year 2016, approximately 31% of DeVry Brasil’s degree-seeking students were financing their education under the FIES program, and approximately 29% of DeVry Brasil revenue was associated with the program.

PROUNI promotes the offering of tuition discounts in private postsecondary education schools by granting federal tax incentives for the participating institutions. Discounts reduce tuition by either 50% or 100%. The percentage is driven by rules defined by the Brazilian government based on family monthly earnings. Neither DeVry Brasil nor its students receive direct funding from the federal government for the tuition discounts granted. Instead, DeVry Brasil reduces its income tax expense and its income tax liability for the amount of the discounts issued. As of June 30, 2016, approximately 11% of DeVry Brasil’s students have obtained scholarships under the PROUNI program.

Specialized staff at DeVry Brasil review, interpret and establish procedures for compliance with regulations related to FIES and PROUNI. Both programs are required to be managed in accordance with government standards. Any regulatory violation can be the basis for disciplinary action, including suspension, limitation or termination of rights under the financial assistance program.

In addition to the requirements that educational institutions must meet, student recipients of FIES and PROUNI must maintain satisfactory academic progress towards completion of their programs of study and an appropriate grade point average every semester.

During fiscal year 2015, the Brazilian postsecondary education sector experienced significant funding changes. Government financial aid initiatives have impacted enrollment growth trends. The Brazilian government has stated that it is supportive of the FIES program, which is important in helping achieve the national goal of increasing the number of college graduates; however, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to disburse funding to participating institutions. These changes include reducing the number of new FIES contracts, decreasing the monthly maximum family income limits that students’ families must not exceed to qualify for a FIES loan, and adding minimum required entrance test scores in order to qualify for a FIES loan. Many educational groups and private institutions have experienced a decline in new student enrollment as a result of the new FIES regulations. In addition, the annual interest rate borrowers are charged increased from 3.4% to 6.5%. In 2016, the Brazilian government increased the maximum family income limits that students´ families must not exceed to qualify for loans from 2.5 to 3 times the minimum wage. This increased the population that qualifies for these FIES loans.

DeVry Group-Provided Financial Assistance

DeVry University undergraduate students are eligible for numerous DeVry Group-sponsored scholarships. Scholarship programs generally are designed to attract recent high school graduates and students enrolled at community colleges, with awards that range from $500 to $2,667 per term. DeVry University has also provided funds in the form of institutional grants to help those students most in need of financial assistance.

DeVry Group’s institutional loan programs are available to students at its AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University institutions. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Interest charges accrue each month on the unpaid balance. Chamberlain, Carrington and DeVry University require that students begin repaying loans while they are still in school with a minimum payment level designed to prove their capability to repay and reduce the possibility of over borrowing and targeted to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Review Course can be financed through Becker with an 18-month term loan program.

The institutional loans do not impose any origination fees, in general have a fixed rate of interest and most carry annual and aggregate maximums that ensure that they are only a supplemental source of funding and not relied on as the main source. Borrowers must be current in their payments in order to be eligible for subsequent disbursements. Borrowers are advised about the terms of the loans and counseled to utilize all federal funding options.

DeVry Group institutional loans are carried on our balance sheet and there are no relationships with external parties that shift the risk away from DeVry Group.

Employer-Provided Tuition Assistance

Chamberlain and DeVry University students who receive employer tuition assistance may choose from several deferred tuition payment plans. Students eligible for tuition reimbursement plans may have their tuition billed directly to their employers or payment may be deferred until after the end of the session. Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee’s income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250.

Becker Professional Education

Students taking the Becker Review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. Private loans are also available to students to help meet the program costs. In addition, Becker’s CPA Review course can be financed through Becker under an 18-month term loan program.

LEGISLATIVE AND REGULATORY REQUIREMENTS

Extensive and complex regulations govern all government grant, loan and work study programs in which AUC, RUSM, RUSVM, Chamberlain, Carrington, DeVry Brasil, DeVry University and their respective students participate. DeVry Group must comply with many rules and standards. Like all other educational institutions, DeVry Group’s administration of these programs is regularly reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including the suspension, limitation or termination of an institution’s eligibility to participate in financial aid programs.

U.S. Federal Regulations

Our domestic postsecondary institutions are subject to extensive federal and state regulations. The HEA and the related ED regulations govern all higher education institutions participating in Title IV programs, and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

•	The federal government through ED;
•	The accrediting agencies recognized by ED; and
•	State higher education regulatory bodies.

To be eligible to participate in Title IV programs, a postsecondary institution must be accredited by an accrediting body recognized by ED, must comply with the HEA and all applicable regulations thereunder, and must be authorized to operate by the appropriate postsecondary regulatory authority in each state in which the institution operates, as applicable.

In addition to governance by the regulatory triad, there has been substantial and continuing increased focus in recent years by members of the U.S. Congress and federal agencies, including ED, the Consumer Financial Protection Bureau and the Federal Trade Commission (“FTC”), on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the HEA. In addition, in October 2014, ED formed an inter-agency task force involving multiple federal agencies and departments including the FTC, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the SEC, and numerous state attorneys general, to coordinate activities and share information to protect students from unfair, deceptive and abusive acts and practices. In February 2016, ED established a Student Aid Enforcement Unit with four divisions. The Investigations Group will work to identify misconduct by schools. The Borrower Defense Group will provide legal analysis, support and advice on borrower defense claims. According to an ED press call on February 8, 2016, the Borrower Defense Group will also analyze claims to make determinations of injury, investigate institutions in connection with borrower defense claims and coordinate with federal and state agencies regarding those claims. The Administrative Actions and Appeals Service Group (AAASG) will impose administrative actions against schools. The Clery Group will oversee institutional compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Statistics Act. We expect that this challenging regulatory environment will continue for the foreseeable future.

Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility to participate in Title IV programs, accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. ED regulations regarding financial responsibility provide that, if any one of our Title IV-eligible institutions is unable to pay its obligations under its program participation agreement as a result of operational issues and/or an enforcement action, our other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. As a result, even though DeVry Group’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations and cash flows of DeVry Group’s other institutions and DeVry Group as a whole and could result in the imposition of significant restrictions on the ability for DeVry Group’s other institutions and for DeVry Group as a whole to operate. For further information, see “A bankruptcy filing by us or by any of our Title IV institutions, or a closure of one of our Title IV institutions, would lead to an immediate loss of eligibility to participate in Title IV programs” under subsection “Risks Related to DeVry Group’s Highly Regulated Industry” in Part I, “Item 1A – Risk Factors” of this Form 10-K.

We have summarized the most significant regulatory requirements applicable to our domestic postsecondary operations. DeVry Group and DeVry University have been significantly impacted by these regulations and enforcement efforts and are currently facing multiple and related investigations and lawsuits arising from the enhanced scrutiny facing the proprietary education sector. For information regarding such pending investigations and litigation, and the potential impact such matters could have on our institutions or on DeVry Group, see in this Form 10-K: (1) “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8, (2) the subsection of “Item 1A – Risk Factors” entitled “Risks Related to DeVry Group’s Highly Regulated Industry,” and (3) the subsection of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” entitled “Liquidity and Capital Resources.”

Eligibility and Certification Procedures

The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution participating in the Title IV programs must be certified to participate and is required to periodically renew this certification. Institutions that violate certain ED Title IV regulations, including its financial responsibility and administrative capability regulations, may lose their eligibility to participate in Title IV programs or may only continue participation under provisional certification. Schools that do not meet financial responsibility requirements are required to submit a letter of credit equal to at least 10 percent of its prior fiscal year Title IV disbursements and submit to ED’s heightened cash monitoring process. Provisional certification status carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified.

Defense to Repayment Regulations

Under the HEA, ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program. On June 16, 2016, ED published a Notice of Proposed Rulemaking concerning these defenses and other matters, including certain circumstances under which ED may impose a fine, or limit, suspend, or terminate an institution’s participation in Title IV programs (“Defense to Repayment Regulations”). ED’s current regulations permit a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. The proposed regulations create a new federal standard for borrower defenses to repayment of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. Under the proposed regulations, for Direct Loans first disbursed prior to July 1, 2017, ED would consider a borrower defense claim in accordance with the existing provisions, i.e., whether the institution’s acts or omissions give rise to a cause of action against the institution under state law. For Direct Loans first disbursed on or after July 1, 2017, a borrower could assert a defense to repayment based on one of three types of claims:

•	Breach of contract, if the institution failed to perform its obligations under the terms of a contract with the student;
•	Substantial misrepresentation, if the institution or its agents made a substantial misrepresentation on which the borrower reasonably relied when the borrower decided to attend or to continue attending the institution; or
•	Judgment against the institution, if a governmental agency or the borrower as an individual or a member of a class obtained a non-default favorable judgment against the institution before a court or administrative agency for matters related to the making of a loan.

The proposed regulations would amend the definition of “misrepresentation” to include omissions of information and to include statements with a likelihood or tendency to mislead under the circumstances. This definition would be adopted for purposes of the borrower defenses under the new regulation and for purposes of ED’s substantial misrepresentation regulations for which ED may impose a fine, or limit, suspend, or terminate an institution’s participation in Title IV programs.

Under the proposed rules, a borrower asserting breach of contract would be able to assert a defense to repayment of amounts owed to the government at any time after the institution’s breach and would be able to assert a right to recover amounts the government previously collected for a period not later than six years after the breach. A borrower asserting substantial misrepresentation would be able to assert a defense to repayment of amounts owed to the government at any time and would be able to assert a right to recover amounts the government previously collected not later than six years after the borrower discovers, or reasonably could have discovered, the information constituting the substantial misrepresentation. A borrower would be able to assert a defense to repayment or right to recover previously collected amounts based on a judgment against the institution at any time.

The proposed regulations would set forth two sets of procedures for borrower defense claims, one for individual borrowers and one for groups of borrowers identified by ED. For claims filed by individual borrowers, at the conclusion of a fact-finding process, ED would issue a final decision as to the merit of the claims and any relief granted to the borrower. ED would be able to initiate a separate proceeding to collect from the institution the amount of relief granted to the borrower. The group process would allow ED to identify a group of borrowers with common borrower defense claims based on individual claims filed or other sources. After a hearing concerning a group claim, ED would collect from the institution any liability assessed against the institution for relief granted to the borrowers.

The proposed regulations would also modify ED’s financial responsibility standards to provide that an institution (other than a public institution) is not able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events, in some cases during specified periods of time (e.g., during the current award year or during any of the three most recently completed award years), including if the institution:

•	Is a defendant in certain lawsuits and other actions that have resulted in or could result in liability or monetary damages above a certain amount;
•	Is required to pay a liability to or settles certain suits brought by a state, federal, or other oversight agency;
•	Is required to repay ED for losses from borrower defense claims in an amount that exceeds a certain threshold;
•	Is required by its accrediting agency to submit a teach-out plan based on a location or school closure and for certain reasons or was placed on probation, issued a show-cause order, or placed on similar accreditation status;
•	Violates a provision in or defaults on a loan agreement with its creditor with the largest secured extension of credit to the institution;
•	Fails in the previous fiscal year the 90/10 non-Title IV revenue requirement;
•	Receives certain warnings from the SEC, discloses or is required to disclose certain judicial or administrative proceedings, or fails to file timely required reports;
•	Enrolls in gainful employment programs deemed “failing” or “in the zone” greater than 50% of all Title IV recipients enrolled in gainful employment programs at the institution;
•	Has a composite score of less than 1.5 and has a withdrawal of owner’s equity by any means, including by declaring a dividend, with certain exceptions; or
•	Has a cohort default rate of 30% or greater for each of the two most recent official calculations.

In addition, under the proposed regulations, ED may determine that other events or conditions are reasonably likely to have a material adverse effect on the institution and may at its discretion determine that an institution is not financially responsible on the basis of such “discretionary trigger” events, which include:

•	Significant fluctuation in the amount of Title IV funds received by the institution;
•	Citation by a state agency or authorizing agency for failing requirements;
•	Failure of a financial stress test developed by ED;
•	A non-investment grade bond or credit rating for the institution or its corporate parent;
•	High annual dropout rates, as calculated by ED; and
•	Any adverse event reported by the institution on a Form 8-K.

If ED determines that an institution is not financially responsible because of one or more triggering events, the institution would be required to provide an irrevocable letter of credit in connection with each triggering event equal to, in most cases, at least 10 percent of the amount of federal student financial aid funds received by the institution for the past year. An institution with multiple triggering events would be required to post cumulative letters of credit. An institution that is required to provide a letter of credit would also be required to disclose to students information about the letter of credit. While the scope of the final regulations remains unclear, given the significant uncertainties in the regulations and the latitude provided to ED, it is possible that the final regulations may create significant liability or cause us to have to post a significant letter of credit that could have a material adverse effect on our business.

In addition to the disclosure to students about the institution’s letter of credit obligations, the proposed regulations include a loan repayment warning requirement applicable solely to proprietary institutions. If a proprietary institution has a loan repayment rate that is less than or equal to zero during any fiscal year, it would be required to deliver a warning to prospective and enrolled students and also to place a warning on its website, its promotional materials, and its advertisements. Under the proposed regulations, an institution will have a loan repayment rate less than or equal to zero if the median in the population of borrowers has not paid down any of his or her loan balance within five years after leaving school.

The proposed regulations also would require schools to provide additional information to students regarding their right to obtain a closed school discharge in the circumstance of a closing school or location, and would provide for automatic discharges in certain situations. The disclosure provided to students would explain the benefits and consequences of obtaining a discharge if the school or location they are attending is scheduled to close, as compared to completing the program through a teach-out arrangement with another school. Under the proposed regulations, ED would also automatically grant a closed school discharge to borrowers attending a closed school or location who did not subsequently re-enroll in any Title IV eligible institution within three years after the date the school or location closed. DeVry Group’s institutions regularly provide for the initiation and orderly closure of locations consistent with student demand.

Lastly, the HEA currently provides for the discharge of a borrower’s loan if the student’s eligibility to borrow was falsely certified by the school. The proposed regulations update the rules regarding false certification and the procedures for applying for a false certification discharge.

We have submitted a comment letter on the regulations to ED.

The effective date of any final regulations cannot be determined at this time, but final regulations promulgated by November 1, 2016 would likely become effective July 1, 2017. We are unable to predict what such final regulations may contain, the result of any other current or future rulemakings, or the impact of such rulemakings on our business. In addition to the outcome from any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits or the outcome of any pending or future governmental inquiry, lawsuit or enforcement action described in this Form 10-K in (1) “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements within “Item 8 – Financial Statements and Supplementary Data” and (2) the subsection of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” entitled “Liquidity and Capital Resources” could serve as the basis for individual borrowers or by ED on behalf of a group of borrowers under the Defense to Repayment Regulations, the posting of substantial letters of credit, or the termination of eligibility of one of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, which could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Gainful Employment

To be eligible for Title IV funding, most academic programs offered by private-sector institutions of higher education must prepare students for gainful employment (“GE”) in a recognized occupation, as determined in accordance with new regulations that became effective on July 1, 2015.

The new GE regulations establish a framework with three components:

Certification: Institutions must certify that each of their GE programs meet state licensure and accreditation requirements and satisfy applicable educational prerequisites for professional licensure and certification.

Accountability Measures: To maintain Title IV eligibility, GE programs must meet minimum standards for limiting the debt burden versus the earnings of their graduates. GE programs will be considered passing, in the zone, or failing for each year in which the accountability measures are calculated, described as follows:

Pass: Programs whose graduates have an assumed annual loan repayment burden of 8% or less of total earnings or 20% or less of discretionary income.

Zone: Programs that are not passing and whose graduates have an assumed annual loan repayment burden greater than 8% and less than or equal to 12% of total earnings or greater than 20% and less than or equal to 30% of discretionary income.

Fail: Programs whose graduates have an assumed annual loan repayment burden greater than 12% of total earnings and greater than 30% of discretionary income.

Programs that fail in two out of any three consecutive years or do not pass in any four consecutive years will be disqualified from participation in the Title IV programs for a period of three years, and an institution is prohibited from establishing Title IV eligibility for any substantially similar program during that period.

Transparency: Institutions are required to make public disclosures regarding the performance and outcomes of their GE programs. The disclosures include information regarding program costs, median debt of all graduates and completion and placement rates and may include additional disclosure items beginning in 2017.

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year against the mean or median earnings of these graduates during the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year (the first measurement year under these regulations), the cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014. Graduate earnings data will be obtained by ED directly from the Social Security Administration and are not available to us at this time. Debt burdens for students enrolled in programs that require an internship or residency prior to licensure, such as the medical doctor degrees offered by AUC and RUSM, are calculated from cohorts who completed their studies six and seven years prior to the measuring academic year. Management expects draft measures for the 2014-2015 academic year to be released to the institutions in late 2016 or early 2017 and final measures to be released publicly in early 2017.

Because the information necessary to determine how our programs will fare under the accountability measures is not available at this time, we are unable to fully predict accurately the impact of the GE regulations’ accountability measures. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We are using currently-available data to evaluate whether certain of our programs are at risk to fail the new requirements, or fall into the zone, and concurrently evaluating available options to bring at-risk programs into compliance.

Under this framework, we believe that less than 10% of the 2015-2016 academic year programs across Carrington and DeVry University are at risk of falling into the failing category. In addition, there are a number of programs that are at risk of falling into the zone category, including the RUSVM’s veterinary medicine program. Institutions will be required to provide warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility. Management expects that certain programs will be able to avoid falling into the zone or failing categories through adjustments to program price, including through scholarships, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or seek to establish relationships with third-party lenders to support student tuition and other expenses. These adjustments, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

“90/10 Rule”

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs for each of DeVry Group’s Title IV eligible institutions for fiscal years 2015 and 2014, respectively. Final data for fiscal year 2016 is not yet available.

	Fiscal Year
	2015	2014
American University of the Caribbean School of Medicine	80%	81%
Ross University School of Medicine	80%	80%
Ross University School of Veterinary Medicine	84%	85%
Chamberlain College of Nursing	65%	65%
Carrington College:
California	76%	77%
Boise	70%	72%
Portland	76%	74%
Phoenix	80%	80%
DeVry University:
Undergraduate	(1)	68%
Graduate	(1)	67%
Total	66%	68%

(1)	During fiscal year 2015, DeVry University undergraduate and Keller Graduate School of Management began reporting under one Office of Postsecondary Education identification number (OPEID). As a result, there is no Undergraduate and Graduate breakout for DeVry University for fiscal year 2015 data.

Incentive Compensation

An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement never established clear criteria for compliance in all circumstances, but, prior to 2011, there were 12 safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. The new rules effective in 2011 eliminated the 12 safe harbors. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes limit DeVry Group’s ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. Management believes that DeVry Group has not been, nor is currently, involved in any activities that violate the restrictions on commissions, bonuses or other incentive payments to recruiters.

Standards of Financial Responsibility

A separate financial responsibility test for continued participation by an institution’s students in U.S. federal financial assistance programs, which pre-dates the program integrity regulations, is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to cash monitoring and other participation requirements. An institution with a score less than 1.0 is considered not financially responsible. However, a school with a score less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to cash monitoring requirements and post a letter of credit (equal to a minimum of 10 percent of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, DeVry Group’s composite score has exceeded the required minimum of 1.5. Management believes it will continue to demonstrate the required level of financial stability. If DeVry Group were unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then DeVry Group could be subject to heightened cash monitoring or required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs under provisional certification.

Administrative Capability

The HEA directs ED to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause ED to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny eligibility for Title IV programs.

State Authorization

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Chamberlain, Carrington and DeVry University are specifically authorized to operate in all of the domestic jurisdictions that require such authorizations. Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. Chamberlain, Carrington and DeVry University have obtained licensure in states which require such licensure and where their students are enrolled.

On July 25, 2016, ED published a Notice of Proposed Rulemaking concerning requirements for institutional eligibility to participate in Title IV programs. The proposed regulations would require an institution offering distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the State. If an institution offers postsecondary education through distance education or correspondence courses in a state that participates in a state authorization reciprocity agreement, and the institution offering the program is located in a state where it is also covered by such an agreement, the institution would be considered legally authorized to offer postsecondary distance or correspondence education in the state where courses are offered via distance education, subject to any limitations in that agreement. The proposed regulations would also require an institution to document the state processes for resolving complaints from students enrolled in programs offered through distance education or correspondence courses. With regard to additional locations or branch campuses located in foreign countries, the proposed regulations would require that such campuses be authorized by an appropriate government agency of the country where the additional location or branch campus is located and, if at least half of an educational program can be completed at the location or branch campus, be approved by the institution's accrediting agency and be reported to the State where the institution's main campus is located. Lastly, the proposed regulations would require that an institution provide certain disclosures to enrolled and prospective students regarding its programs offered solely through distance education or correspondence courses.

The effective date of any final regulations cannot be determined at this time, but final regulations promulgated by November 1, 2016 would likely become effective July 1, 2017. We are unable to predict what such final regulations may contain or the result of any other current or future rulemakings. However, management believes DeVry Group’s institutions are currently appropriately licensed and will determine, once the new rules are issued, whether additional licensure is required.

Cohort Default Rates

ED has instituted strict regulations that penalize institutions whose students have high default rates on federal student loans. Depending on the type of loan, a loan is considered in default after the borrower becomes at least 270 or 360 days past due. For a variety of reasons, higher default rates are often found in private-sector institutions and community colleges — many of which tend to have a higher percentage of low-income students enrolled than do four-year publicly supported and independent colleges and universities.

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

According to ED, the three-year cohort default rate for all colleges and universities eligible for federal financial aid decreased to 11.8% in fiscal year 2012 (the latest period for which data are available) from 13.7% in fiscal year 2011.

Default rates for AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University students follow. The latest period for which final three-year data is available is 2012.

	Cohort Default Rate
	2012	2011
American University of the Caribbean School of Medicine	0.0%	1.5%
Ross University School of Medicine	0.4%	0.8%
Ross University School of Veterinary Medicine	0.6%	0.3%
Chamberlain College of Nursing	3.8%	5.8%
Carrington College:
California	15.1%	23.2%
Boise	10.3%	12.3%
Portland	15.7%	16.5%
Phoenix	17.5%	21.3%
DeVry University (1)	12.6%	18.5%
DeVry University: Federal Perkins Loan Program	20.4%	21.0%

(1)	Beginning with the 3-year period ended September 30, 2011, all DeVry University programs are reported under the same Office of Postsecondary Education Identification code.

The three-year cohort default rates for Carrington College-California, Carrington College-Portland and Carrington College-Phoenix were in excess of 15.0% for the most recent year (2012). In accordance with ED regulations, disbursement of Title IV Stafford loans for new students is delayed for a thirty day period for any institution with a cohort default rate in excess of 15.0%. Management believes that the delay in the related cash receipts for this DeVry Group institution will not materially affect its operations or cash flow.

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

Student-Right-to-Know-Act

Institutions that participate in U.S. federal financial aid programs must disclose information upon request about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students who enter the fall term. Completion rates calculated in accordance with the statute for each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges serving low-income students in the areas in which its campuses are located. However, its overall completion rate for full-time students (not limited to first-time students, who comprise only approximately 20% of DeVry University’s students) is more representative of DeVry University’s student population and is higher than reported in these statistics. Many DeVry University students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry University has enhanced its student support services. For 2008 freshman students (the latest period for which final completion statistics are available), the first-time, full-time degree-seeking graduation rate for DeVry University U.S. undergraduates was 32.0% as compared to the 2007 rate of 31.0%.

Satisfactory Academic Progress

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Change of Ownership or Control

Any change of ownership or control of DeVry Group, depending on the type of change, may have significant regulatory consequences for each of DeVry Group’s Title-IV eligible institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by our institutions accreditors and/or reauthorization by state licensing agencies. If we experience a change of ownership or control, then AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University may cease to be eligible to participate in Title IV programs until recertified by ED. There is no assurance that such recertification would be obtained on a timely basis. After a change in ownership or control, most institutions will participate in Title IV programs on a provisional basis for a period of cone to three years.

In addition, most institutions would be required to report any material change in stock ownership to their principal institutional accrediting body, including in the case of Chamberlain and DeVry University, the HLC, and would be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, the applicable accreditor may undertake an evaluation of the effect of the change on the continuing operations of the affected institution for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review.

In addition, some states in which our institutions are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.

Refer to Part I, “Item 1A – Risk Factors” subsection “Risks Related to DeVry Group’s Highly Regulated Industry” of this Form 10-K. If regulators do not approve or delay their approval of transactions involving a change of control of our company, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditation and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business.

Brazil Regulations

Governmental regulations in foreign countries significantly affect our international operations. New or revised interpretations of regulatory requirements could have a material adverse effect on us. Changes in existing or new interpretations of applicable laws, rules, or regulations in the foreign jurisdictions in which we operate could have a material adverse effect on our accreditation, authorization to operate, permissible activities, and costs of doing business outside of the U.S. The failure to maintain or renew any required regulatory approvals could have a material adverse effect on our international operations.

State Approvals and Licensing

DeVry Group institutions require authorizations from many state higher education authorities or Canadian ministries to recruit students, operate schools, conduct exam preparation courses and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the U.S., each Chamberlain, Carrington and DeVry University location is approved to grant certificates, diplomas, associate, bachelor’s and/or master’s and doctorate degrees by the respective state in which it is located. Additionally, many states require approval for out-of-state institutions to recruit within their state or offer instruction through online modalities to residents of their states. DeVry Group believes it is in compliance with all state requirements as an out-of-state institution. AUC and RUSM clinical programs are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so and are posted with ED.

Many states and Canadian provinces require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., DeVry Group has posted approximately $7.9 million of surety bonds with regulatory authorities on behalf of Chamberlain, Carrington, Becker and DeVry University.

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

Compliance Program Overview

Specialized staff at DeVry Group’s home office and DeVry Brasil review, interpret and establish procedures for compliance with regulations governing financial assistance programs and processing financial aid applications. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation can be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding.

In the U.S., AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University have completed and submitted all required audits of compliance with federal financial assistance programs for fiscal year 2015. DeVry Group’s independent public accountants are currently conducting the required audits of the one-year period ended June 30, 2016.

DeVry Group’s efforts to ensure compliance with all of these regulatory requirements are extensive and include:

•	A corporate Ombudsman’s’ office comprised of eight employees that respond to student concerns.
•	An internal audit function reporting directly to the Audit and Finance Committee of the Board of Directors that continuously audits aspects of DeVry Group’s operations, including compliance with regulations.
•	A six-person Regulatory Quality Assurance function that assists with the development and implementation of procedures and process controls and monitors execution to assure compliance with federal and state regulations.
•	A sixteen-person Regulatory Compliance and Affairs team that is responsible for the review and required approval of all student and public-facing communications and media representing student outcomes, program costs or the delivery of educational services, scripted enrollment and financial advising, and monitoring of federal and state regulatory developments.
•	Quality Assurance functions and the use of peer reviews within the operational units.
•	Continuous monitoring of recorded phone calls in order to ensure that misrepresentations are not made.
•	Strict adherence to compliance-approved scripting by colleagues when speaking to potential and current students.
•	Required annual Ethics and Responsible Communications training that every employee must complete.
•	Career Services processes that provide for redundant review of the accuracy of employment statistics.

CAREER SERVICES

Medical and Healthcare

Chamberlain College of Nursing

Career services professionals work with Chamberlain students to develop resumes, prepare for job interviews and target employment opportunities. The staff also maintains contact with local and national employers to proactively identify employment opportunities and arrange interviews. In addition, Chamberlain career services personnel gather data regarding employment and compensation as well as alumni perception of educational preparation for the workplace.

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

International and Professional Education

DeVry Brasil

DeVry Brasil institutions maintain a career services function inside a department named “CASA,” a Portuguese acronym for the “Student Support Center.” It is an integral part of DeVry Brasil student service solutions, providing academic support, advising on international programs and providing career advice. The service helps students to develop resumes and prepares for job interviews. The staff also searches for jobs and internship opportunities for DeVry Brasil students. All those activities are embedded in a program called “PDPE,” which translates to “Student Professional Development Program.” This program assists students to prepare an individual plan with a coach and such plan is followed up every 6 to 12 months.

Business, Technology and Management

DeVry University

DeVry University believes that the employment of its graduates is a component of its mission. Career Services professionals across the DeVry University system work diligently to partner with graduates to attain positions in their career fields. Although DeVry University cannot guarantee employment, it is dedicated to helping guide and motivate its students and graduates through their career planning and search. DeVry University representatives work with students and graduates on career planning, job interviewing and resume preparation. Students’ career efforts are also supported by an employer database containing information on national and local companies. Students can log into one site to view, apply for, and learn more about job opportunities appropriate to their experience and education level. DeVry University students and graduates have, in addition, access to robust online, self-service career preparation tools through My Compass To My Career. The capabilities of this system include a self-assessment application, networking tools, video tutorials, resume writing software, video mock interview software, links to resources and feeds for events and job leads relevant to DeVry University’s degree programs.

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

SEASONALITY

DeVry Group’s quarterly revenue and net income fluctuate primarily as a result of the pattern of student enrollments. Generally, the schools’ highest enrollment and revenue typically occur in the fall, which corresponds to the second and third quarters of DeVry Group’s fiscal year. Enrollment is slightly lower in the spring, and the lowest enrollment generally occurs during the summer months. DeVry Group’s operating costs do not fluctuate as significantly on a quarterly basis.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, operating income and net income by quarter for each of the past two fiscal years are included in “Note 16: Quarterly Financial Data” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

EMPLOYEES

As of June 30, 2016, DeVry Group had the following number of employees:

	Faculty and Staff		Temporary
	Full-	Part-	and Student
	time	time	Employees	Total
DeVry Medical International	1,244	7	27	1,278
Chamberlain College of Nursing	1,191	10	291	1,492
Carrington College	763	127	61	951
DeVry Brasil	3,557	2,268	199	6,024
Becker Professional Education	217	5	123	345
DeVry University	1,258	11	456	1,725
DeVry Online Services	1,115	10	2	1,127
Home Office	717	7	38	762
Total	10,062	2,445	1,197	13,704

DeVry Group also utilizes approximately 4,700 independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. Approximately 272 administrative and support employees of RUSM’s medical school campus in Dominica and approximately 6,024 employees at DeVry Brasil are covered by respective collective bargaining agreements with local unions. During fiscal year 2016, DeVry Group implemented involuntary reductions in force (RIF) that reduced its workforce by approximately 761 positions, primarily at DeVry University, Carrington and DeVry Group’s home office.

Medical and Healthcare

DeVry Medical International

AUC is managed by a dean with appropriate department chairs and course directors to oversee the educational programs and clinical rotations. In addition, the school has student services staff to assist with student financial aid, housing and other student-related matters. The St. Maarten campus is supported by administrative staff located in Coral Gables, Florida and by the DMI central administrative staff located in Iselin, New Jersey.

RUSM and RUSVM are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing and other student-related matters. The RUSM Dominica campus is supported by administrative staff located in Miramar, Florida. Both RUSM and RUSVM campuses are also supported by the DMI central administrative staff located in Iselin, New Jersey.

Faculty members at AUC and RUSM have either a Ph.D. or an M.D. degree or both. Full-time faculty are supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects. Each veterinary faculty member has either a Ph.D. or D.V.M. degree or both. Faculty members at AUC, RUSM and RUSVM are not tenured.

Chamberlain College of Nursing

Chamberlain campuses are managed by campus presidents who are doctorally-prepared nurses. Campus presidents report to a home office regional director of campus operations and are supported by the senior director of the baccalaureate nursing program who is responsible for standardized delivery of curricula on each campus. Student services staff is available to assist campus and online students with admissions, financial aid and other aspects of student life. The campuses and online program offerings are supported by a central administrative and management staff located in Downers Grove, Illinois.

In general, Chamberlain faculty members have a Master of Science in Nursing degree and many have additional advanced degrees. Those few faculty without a master’s degree who are working in a non-teaching role are enrolled in a graduate program in nursing. Liberal arts and sciences courses are taught by DeVry University or Chamberlain faculty. Chamberlain faculty members are not tenured.

Carrington College

Carrington campuses are managed by campus executive directors. These campus executive directors are supported by campus-based, director level support staff in the functional areas of admissions, career services, student finance, student records and academics. Further support and oversight in the areas of academics, student finance, admissions, human resources and information technology are provided by administrative staff located in Phoenix, Arizona and Sacramento, California. Support functions in accounting, finance, marketing, information technology and human resources are also maintained at these offices.

All Carrington faculty members must meet the minimum academic credentialing requirements as set forth by their respective institutional and programmatic accreditation bodies and state authorizing agencies, as applicable.

International and Professional Education

DeVry Brasil

Most of DeVry Brasil’s campuses are led by a General Director with some smaller center locations led by a General Manager. Damasio operations are led by a President. Most DeVry Brasil faculty members work part-time (less than 40 hours weekly). Because part-time faculty teach, pursuant to a contract with their institution, they are accorded the same rights and benefits as full-time employees in accordance with Brazilian employment laws. DeVry Brasil’s management team along with support service functions including academics, curriculum development, regulatory compliance, marketing and recruiting management, legal, licensing and accreditation, financial aid processing, finance, information technology and human resources are based in Fortaleza, Brazil. More than 80% of DeVry Brasil faculty members hold Master and/or Doctorate degrees.

Becker Professional Education

Becker’s faculty consists primarily of practicing professionals and university professors who teach the review courses on a part-time, course-by-course basis. Becker is managed by a staff based primarily at DeVry Group’s Downers Grove, Illinois home office that supports its operations. Certain regional operations, as well as some other functions such as curriculum development, are managed and located throughout the U.S., the United Kingdom and Hong Kong.

Business, Technology and Management

DeVry University

Each DeVry University campus and center is managed by a campus president or center dean and has a staff of academic deans and faculty, as well as academic support staff, admissions advisors, career service and student service personnel and other professionals. A group president oversees a number of the campuses and centers in defined areas.

DeVry University hires academic deans and faculty members in accordance with internal criteria, accrediting standards and applicable state law. All of DeVry University’s full-time faculty members hold advanced academic degrees, and most faculty members teaching in technical areas have related industry experience. Over 50% of DeVry University’s full-time faculty hold doctorate degrees. DeVry University offers sabbatical and other leave programs to allow faculty to engage in developmental projects or consulting opportunities so they can maintain and enhance their teaching skills. In addition to its regular faculty, DeVry University engages visiting faculty who teach on a part-time basis while continuing to work in their technical field or specialty. Faculty members are evaluated based on student comments and observations by an academic dean. DeVry University faculty members are not tenured.

Home Office

DeVry Group’s home office staff is located at offices in Downers Grove and Oak Brook, Illinois. The home office staff supports the employees for all of DeVry Group’s educational programs and locations by providing a broad range of services. Among the centrally provided support services are licensing and accreditation, marketing, information technology, financial aid processing, regulatory compliance, audit and compliance services, legal, tax, payroll, finance and accounting. Also, several of the institution’s home offices are located at the Downers Grove home office. Among the centrally located services each institution’s home office staff provides are curriculum development, academic management, marketing and recruiting management. Additionally, DeVry Group’s online operations are located in offices in Addison and Naperville, Illinois. Student finance administrative staff are also located in the Naperville facility.

TRADEMARKS AND SERVICE MARKS

DeVry Group owns and uses numerous trademarks and service marks, such as “DeVry,” “DeVry University,” “DeVry Shield Design,” “Keller Graduate School of Management,” “Becker Professional Education,” “Becker CPA Review,” “ATC International,” “Ross University,” “Chamberlain College of Nursing,” “Carrington College,” “Carrington College California,” “American University of the Caribbean” and others. All trademarks, service marks and copyrights associated with its businesses are owned in the name of DeVry Education Group Inc. or a subsidiary of DeVry Education Group Inc. DeVry Group vigorously defends against infringements of its trademarks, service marks and copyrights.

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

Due to the highly regulated nature of proprietary postsecondary institutions, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us or one or more of our institutions, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. U.S. Department of Education (“ED”) regulations regarding financial responsibility provide that, if any of one of our Title IV-eligible institutions is unable to pay its obligations under its program participation agreement as a result of operational issues and/or an enforcement action, our other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. As a result, even though DeVry Group’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations and cash flows of DeVry Group’s other institutions and DeVry Group as a whole and could result in the imposition of significant restrictions on the ability for DeVry Group’s other institutions and for DeVry Group as a whole to operate.

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

The proprietary sector is experiencing broad-based, intensifying scrutiny in the form of coordinated investigations and enforcement actions. In October 2014, ED announced it would lead an interagency task force (the “Task Force”), formalizing a task force that had been operating for over a year in connection with several investigations. The Task Force is comprised of ED, the Federal Trade Commission (“FTC”), the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Department of Defense (“DoD”), the Veterans Administration (“VA”) and numerous state attorneys general. The stated purpose of the Task Force is to “coordinate … activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices.” Various federal agencies, including the CFPB, the SEC, and the FTC, are actively investigating or suing members of the sector, and at least 30 state attorneys general have joined an examination of potential abuses within the proprietary postsecondary education industry.

As described in “Note 14: Commitments and Contingencies,” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, state attorneys general from Illinois, New York and Massachusetts have initiated inquiries into the practices of our institutions. In related actions, the FTC has filed a civil complaint against DeVry Group and entities related to DeVry University and ED has notified us of its intention to impose certain limitations on DeVry University regarding disclosures of certain post-graduate employment outcomes and impose other restrictions and requirements. Additionally, as described in the subsection of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” entitled “Liquidity and Capital Resources,” each of Carrington College-Phoenix, RUSM and Carrington College-California are also undergoing comprehensive program reviews by ED and, separately, DeVry University received a preliminary program review report from ED that identified findings relating to its fiscal administration, student eligibility and administrative capability. The coordinated scrutiny facing the industry and us could directly or indirectly influence the disposition of these existing inquiries, administrative actions and claims or lead to the initiation of other inquiries, administrative actions or claims, which could, directly or indirectly, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

As described in “Note 14: Commitments and Contingencies,” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, state attorneys general from Illinois, New York and Massachusetts have initiated inquiries into the practices of our institutions and, in related actions, the FTC has filed a civil complaint against DeVry Group and entities related to DeVry University and ED has notified DeVry University of its intention to impose certain limitations on DeVry University regarding disclosures of certain post-graduate employment outcomes and impose other restrictions and requirements. Additionally, as described in the subsection of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” entitled “Liquidity and Capital Resources,” each of Carrington College-Phoenix, RUSM, and Carrington College-California are also undergoing comprehensive program reviews by ED and, separately, DeVry University received a preliminary program review report from ED that identified findings relating to its fiscal administration, student eligibility and administrative capability. Due to the coordinated regulatory and enforcement efforts directed at us and other proprietary postsecondary higher education institutions and adverse publicity arising from such efforts, we may face additional government and regulatory investigations and actions, lawsuits from private plaintiffs and shareholder derivative claims. We may incur significant costs and other expenses in connection with our response to, and defense, resolution or settlement of, investigations, claims or actions, or group of related investigations, claims or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain injunctive relief, including altering certain business practices, or pay substantial damages, settlement costs, fines and/or penalties. In addition, findings or claims or settlements thereof could serve as a basis for additional lawsuits or governmental inquiries or enforcement actions, including actions under ED’s Defense to Repayment Regulations. Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV, DoD and VA programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us under ED’s proposed Defense to Repayment Regulations, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED has proposed regulations setting forth new standards and procedures related to borrower defenses to repayment of Title IV loan obligations, ED’s right of recoveries against institutions following a successful borrower defense, and institutional financial responsibility. While the ultimate scope of these regulations remains unclear, it is possible that a finding or allegation arising from current or future legal proceedings or governmental administrative actions, may create significant liability under the proposed regulations, which could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

On June 16, 2016, ED, published a Notice of Proposed Rulemaking concerning which acts or omissions of an institution of higher education a student borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program, or a Direct Loan, and certain other matters. The proposed regulations create a new federal standard for borrower defenses, new limitation periods for borrower defense claims, and new processes for resolution of such claims. Under the proposed regulations, ED may initiate a separate proceeding to collect from the institution the amount of relief resulting from a borrower defense brought by an individual borrower ED would also collect from an open institution any liability for amounts discharged or reimbursed to borrowers under the group process. The proposed regulations would also modify ED’s financial responsibility standards to provide that an institution, other than a public institution, is not able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more triggering events. If ED determines that an institution is not financially responsible because of one or more triggering events, to continue participating in Title IV programs, the institution would be required to provide an irrevocable letter of credit in connection with each triggering event equal to, in most cases, at least 10 percent of the amount of federal student financial aid funds received by the institution during the past fiscal year. An institution that is required to provide a letter of credit would also be required to disclose to students information about the letter of credit. For more information about the proposed regulations, see Part I, “Item 1 – Business” subsection “Legislative and Regulatory Requirements” of this Form 10-K.

The effective date of any final regulations cannot be determined at this time, but final regulations promulgated by November 1, 2016 would likely be effective July 1, 2017. We are unable to predict what such final regulations may contain, the result of any other current or future rulemakings, or the impact of such rulemakings on our business. In addition to the outcome from any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits or the outcome of any pending or future governmental inquiry, lawsuit or enforcement action, including matters described in described in Part II, “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements within “Item 8 – Financial Statements and Supplementary Data” and in the subsection of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” entitled “Liquidity and Capital Resources,” could serve as the basis for claim by ED under the Defense to Repayment Regulations, the posting of substantial letters of credit, or the termination of eligibility of one of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, which could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

While the final Defense to Repayment regulations remain uncertain, certain constituencies are advocating for standards and processes that would afford holders of federal student loans the broadest relief, potentially arising from certain findings, in pending or future governmental inquiries, lawsuits or enforcement actions against us. Despite the merits of our actions and defense, we may settle certain matters for strategic reasons, as a part of a resolution of other matters, or in order to avoid potentially worse consequences in inherently uncertain judicial or administrative processes. The terms of such settlement could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, although inconsistent with its usual practices, ED has broad discretion to impose significant limitations on us arising from acts it determines are in violation of their regulations, including potentially through the new Defense to Repayment Regulations. As a result, foreseeable and unforeseen consequences of prior and prospective adjudicated or settled legal proceedings and regulatory matters could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If proposed Defense to Repayment Regulations are ultimately adopted by ED, pending or future lawsuits, investigations, program reviews and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other security that, in the aggregate, could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Proposed Defense to Repayment Regulations, if ultimately adopted by ED, could require DeVry Group to post multiple and substantial letters of credit or other security in connection with, among other things, certain pending and future claims, investigations and program reviews, regardless of our compliance, the merits of our defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures to sustain, grow and diversify our operations, fund our operations and make dividend payments to shareholders. DeVry Group’s credit agreement allows DeVry Group to post up to $50 million in letters of credit. In the event DeVry Group is required to post letters of credit in excess of the $50 million limit, DeVry Group would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required under by ED. DeVry Group may not be able to obtain the excess letters of credit or security or may only be able to obtain such excess letters of credit or security at significant cost.

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

In particular, in the U.S., the HEA subjects our U.S. degree-granting institutions (Chamberlain, Carrington and DeVry University) and all other higher education institutions, including our AUC, RUSM and RUSVM schools, that participate in the various federal student financial aid programs under Title IV of the HEA (“Title IV”) to significant regulatory scrutiny. DeVry Group’s Title IV participating institutions collectively receive 59% of their revenue from students under Title IV-based federal grant and loan programs. As a result, the suspension, limitation or termination of any of the eligibility of any of our institutions to participate in Title IV financial aid programs could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

To participate in Title IV financial aid programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED, and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a Program Participation Agreement (“PPA”).

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

As described in ”Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, on January 27, 2016, DeVry University received a Notice of Intent to Limit from ED (the “January 2016 Notice”) informing DeVry University of ED’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. DeVry University has requested a hearing on ED’s decision, and will collaborate closely with ED to demonstrate DeVry University’s compliance and resolve this matter satisfactorily. In the event DeVry University is unable to demonstrate its compliance or otherwise resolve this matter satisfactorily, the January 2016 Notice would become effective, thus requiring, in addition to certain specified actions related to the alleged violations, DeVry University (1) to file a letter of credit with ED in an amount equal to at least 10% of the Title IV funds disbursed by DeVry University for its most recently completed fiscal year, which would reduce DeVry Group’s available credit under our revolving credit facility and/or cash balances by an amount equal to the letter of credit, and (2) to disburse funds under either ED’s cash monitoring or reimbursement payment method, the latter of which could result in delayed, potentially substantial, disbursements of Title IV funds. DeVry University would also be placed on provisional certification for Title IV eligibility, during which time it would be required to obtain prior ED approval to open a new location, add an educational program, or make certain substantive changes. Provisional certification status carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

On October 31, 2014, ED published new gainful employment (“GE”) regulations impacting programs required to prepare graduates for GE in a recognized occupation. Almost all academic programs offered by Title IV-participating private-sector institutions of higher education must prepare students for GE in a recognized occupation, as determined in accordance with new regulations that became effective on July 1, 2015.

The new GE regulations established a framework with three components:

Certification: Institutions must certify that each of their GE programs meet applicable state licensure and accreditation requirements and satisfy applicable educational prerequisites for professional licensure and certification.

Accountability Measures: To maintain Title IV eligibility, GE programs must meet minimum standards for limiting the debt burden versus the earnings of their graduates. GE programs will be considered passing, in the zone, or failing for each year in which the accountability measures are calculated, described as follows:

Pass: Programs whose graduates have an assumed annual loan repayment burden of 8% or less of total earnings or 20% or less of discretionary income.

Zone: Programs that are not passing and whose graduates have an assumed annual loan repayment burden greater than 8% and less than or equal to 12% of total earnings or greater than 20% and less than or equal to 30% of discretionary income.

Fail: Programs whose graduates have an assumed annual loan repayment burden greater than 12% of total earnings and greater than 30% of discretionary income.

Programs that fail in two out of any three consecutive years or do not pass in any four consecutive years will be disqualified from participation in the Title IV programs for a period of three years, and an institution is prohibited from establishing Title IV eligibility for any substantially similar program during that period.

Transparency: Institutions are required to make annual public disclosures regarding the performance and outcomes of their GE programs. The disclosures include information regarding program costs, median debt of all graduates and completion and placement rates and may include additional disclosure items beginning in 2017.

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year against the mean or median earnings of these graduates during the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year (the first measurement year under these regulations), the cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014. Graduate earnings data will be obtained by ED directly from the Social Security Administration and are not available to us at this time. Debt burdens for students enrolled in programs that require an internship or residency prior to licensure, such as the medical doctor degrees offered by AUC and RUSM, are calculated from cohorts who completed their studies six and seven years prior to the measuring academic year. Management expects draft measures for the 2014-2015 academic year to be released to the institutions in late 2016 or early 2017 and final measures to be released publicly in early 2017.

Because the information necessary to determine how our programs will fare under the accountability measures is not available at this time, we are unable to fully predict accurately the impact of the GE regulations’ accountability measures. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We are using currently-available data to evaluate whether certain of our programs are at risk to fail the new requirements, or fall into the zone, and concurrently evaluating available options to bring at-risk programs into compliance.

Under this framework, we believe that less than 10% of the 2015-2016 academic year programs across Carrington and DeVry University are at risk of falling into the failing category. In addition, there are a number of programs that are at risk of falling into the zone category, including the RUSVM’s veterinary medicine program. Institutions will be required to provide warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility. Management expects that certain programs will be able to avoid falling into the zone or failing categories through adjustments to program price, including through scholarships, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or seek to establish relationships with third-party lenders to support student tuition and other expenses. These adjustments, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

The U.S. Congress may change laws governing federal financial aid programs in ways that could materially impact our financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce DeVry Group’s student enrollments and/or increase its costs of operation. Political and budgetary concerns significantly affect Title IV programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA made significant changes to the requirements governing the Title IV programs, including changes that, among other things:

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

The reauthorization of the HEA is scheduled to expire at the end of September 2016. Committee leadership of both the U.S. House of Representatives and Senate have begun reauthorization hearings. Existing programs and participation requirements are subject to change in this process. Additionally, funding for the student financial assistance programs may be impacted during appropriations and budget actions.

The U.S. Congress can change the laws affecting Title IV programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. At this time, DeVry Group cannot predict all of the changes that the U.S. Congress will ultimately make. Since a significant percentage of DeVry Group’s revenue is indirectly derived from Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of DeVry Group’s degree-granting institutions or students to participate in Title IV programs could have a material adverse effect on DeVry Group’s financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Recently proposed legislation that, if enacted, could have a material adverse effect on our business includes:

•	Limitations on the enrollment of U.S. citizens in foreign medical schools;
•	Sharing of cost of defaulted federal student loans; and
•	Extending Title IV eligibility to low-cost, non-traditional, non-accredited programs.

Our ability to comply with some of regulations of ED is affected by economic forces affecting our students and graduates that are not entirely within our control.

Our ability to comply with several regulations of ED is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain GE, and to pay for a portion of their education with private funds. These measurements are heavily influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study and the availability of private financing sources. An economic downturn, or a worsening economic outlook, could impact these measurements, which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.

ED rules and internal guidance impose liability for "substantial misrepresentation" that, among other things, subject us to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on us for the conduct of others, and expose us to liability even when no actual harm occurs. It is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at any of our U.S. degree-granting schools, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties, including potential Defense to Repayment liabilities, and increased risk of private qui tam actions under the Federal False Claims Act. Further, our historically disclosed graduate employment statistics, or advertising regarding such statistics, which ED is investigating, could be found to be in violation of ED regulations. If ED determines that an institution has engaged in substantial misrepresentation, ED may i) fine the institution; ii) discharge students’ debt and hold the institution liable for the discharged debt under the HEA or pursuant to the Defense to Repayment Regulations; or iii) suspend or terminate an institution’s agreement to participate in Title IV programs. ED may also impose limitations on the institution’s participation in Title IV programs, which could include the denial of applications from the institution for approval of new programs or locations, requiring the filing of a substantial letter of credit, or the imposition of one of ED’s heightened cash monitoring processes. Further, if the proposed Defense to Repayment rules are promulgated, student borrowers may seek forgiveness of their loans and based on claims of substantial misrepresentation. Any of the forgoing actions could have a material adverse effect on our financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Regulations governing the eligibility of our U.S. degree-granting institutions to participate in Title IV programs preclude us from compensating any employee or third-party involved in student recruitment, admissions or awarding of financial aid based on their success in those areas. These regulations could limit our ability to attract and retain highly-qualified employees, to sustain and grow our business, or to develop or acquire businesses that would not otherwise be subject to such regulations.

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

ED certification to participate in the Title IV programs lasts a maximum of six years, and institutions are thus required to seek recertification from ED on a regular basis in order to continue their participation in the Title IV programs. An institution must also apply for recertification by ED if it undergoes a change in control, as defined by ED regulations.

Each of our institutions operates under a PPA with full certification from ED. There can be no assurance that ED will recertify after the PPA for each institution expires or that it will not limit the period of participation to less than six years, place the institutions on provisional certification, or impose conditions or other restrictions on our institutions as a condition of approving our application with respect to any future recertification. If ED does not renew or withdraws the certification to participate in the Title IV programs for one or more of our institutions at any time, students at such institution would no longer be able to receive Title IV program funds. Alternatively, ED could renew the certifications for our institution, but restrict or delay receipt of Title IV funds, limit the number of students to whom an institution could disburse such funds, or place other restrictions on that institution, or it could delay recertification after an institution PPA expires, in which case the institution’s certification would continue on a month-to-month basis.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by ED, we would lose our ability to participate in Title IV programs.

The loss of institutional accreditation by any of our schools would leave the affected school ineligible to participate in Title IV programs and would have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. In addition, an adverse action by any of our institutional accreditors, other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with ED’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

If regulators do not approve or delay their approval of transactions involving a change of control of our company, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditation and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business.

A change of ownership or control of DeVry Group, depending on the type of change, may have significant regulatory consequences for AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors and/or reauthorization by each institutions’ state licensing agencies. If we experience a change of ownership or control, then AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University may cease to be eligible to participate in Title IV programs until recertified by ED. The continuing participation of each of AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University in Title IV programs is critical to our business. Any disruption in its eligibility to participate in Title IV programs would materially and adversely impact our business and financial condition.

In addition, our Title IV eligible institutions are required to report any material change in stock ownership to their principal institutional accrediting body and would generally be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, each of our institution’s accreditors may undertake an evaluation of the effect of the change on the continuing operations of our institution for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. If our accreditors determine that the change is such that prior approval was required, but was not obtained, many of our accreditors’ policies require it to consider withdrawal of accreditation. If accreditation is suspended or withdrawn with respect to any of our institutions, they would not be eligible to participate in Title IV programs until the accreditation is reinstated or is obtained from another appropriate accrediting body. There is no assurance that reinstatement of accreditation could be obtained on a timely basis, if at all, and accreditation from a different qualified accrediting authority, if available, would require a significant amount of time. Any material disruption in accreditation would materially and adversely impact our business and financial condition.

In addition, some states in which AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.

As of June 30, 2016, a substantial portion of our outstanding capital stock is owned by a small group of institutional shareholders. We cannot prevent a change of ownership or control that would arise from a transfer of voting stock by any those shareholders.

A bankruptcy filing by us or by any of our Title IV institutions, or a closure of one of our Title IV institutions, would lead to an immediate loss of eligibility to participate in Title IV programs.

In the event of a bankruptcy filing by DeVry Group, all of our Title IV participating institutions (our “Title IV Institutions”) would lose their eligibility to participate in Title IV programs, pursuant to statutory provisions of the HEA, notwithstanding the automatic stay provisions of federal bankruptcy law, which would make any reorganization difficult to implement. Similarly, in the event of a bankruptcy filing by any of DeVry Group’s subsidiaries that own a Title IV Institution, such institution would lose its eligibility to participate in Title IV programs. In the event of any bankruptcy affecting one or more of our Title IV Institutions, ED could hold our other Title IV Institutions jointly liable for any Title IV program liabilities, whether asserted or unasserted at the time of such bankruptcy, of the institution whose Title IV program eligibility was terminated.

Further, in the event that an institution closes and fails to pay liabilities or other amounts owed to ED, ED can attribute the liabilities of that institution to other institutions under common ownership. If any one of our Title IV Institutions were to close or have unpaid ED liabilities, ED could seek to have those liabilities repaid by one of our other Title IV Institutions.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

Our U.S. degree-granting institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If any of our U.S. degree-granting institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our schools could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenue derived from those programs were too high.

Our U.S. degree-granting institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90%. If any of our U.S. degree-granting institutions lose eligibility to participate in Title IV programs because it is unable to comply with ED’s 90/10 Rule, it could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our failure to comply with ED’s credit hour rule could result in sanctions and other liability.

In 2009 and 2010, ED’s Office of Inspector General criticized three accreditors, including the Higher Learning Commission, which is the accreditor for Chamberlain and DeVry University, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010 the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The 2010 Program Integrity Regulations defined the term “credit hour” for the first time and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by ED could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If ED determines that an institution is out of compliance with the credit hour definition, ED could impose liabilities or other sanctions which could have a material adverse effect on our financial conditions, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution is located. Campuses of our U.S. degree-granting institutions are authorized to operate and to grant degrees, diplomas or certificates by the applicable education agency of the state where each such campus is located. We are in a time period where many states are reevaluating and revising their authorization regulations, especially as applied to distance education. The loss of state authorization would, among other things, render the affected school ineligible to participate in Title IV programs at least at those state campus locations and otherwise limit that school’s ability to operate in that state. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree-granting authority in other states in which we operate, which would further impact our business. If these pressures and uncertainty continue in the future, or if one or more of our institutions are unable to offer programs in one or more states, it could have a material adverse impact on our enrollments, revenue, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our ability to place our medical schools students in hospitals in the U.S. may be limited by efforts of certain state government regulatory bodies, which may limit the growth potential of our medical schools, put our medical schools at a competitive disadvantage to other medical schools, or force our medical schools to substantially reduce their class sizes.

Each of AUC and RUSM enter into affiliation agreements with hospitals across the U.S. to place their third and fourth year students in clinical programs at such hospitals. Certain states with regulatory programs that require state approval of clinical education programs have in recent years precluded, limited or imposed onerous requirements on DeVry Group’s entry into affiliation agreements with hospitals in their states. If these or other states continue to limit access to affiliation arrangements, our medical schools may be at a competitive disadvantage to other medical schools and our medical schools may be required to substantially restrict their enrollments due to limited clinical opportunities for enrolled students. The impact on enrollment, and the potential for enrollment growth, of such restrictions on our medical schools’ clinical placements could have a material adverse effect on our prospects, financial conditions, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.

Some states are experiencing budget deficits and constraints. Some of these states have reduced or eliminated various student financial assistance programs or established minimum performance measures as a condition of participation, and additional states may do so in the future. If our students who receive this type of assistance cannot secure alternate sources of funding, they may be forced to withdraw, reduce the rate at which they seek to complete their education, or replace the source with more expensive forms of funding such as private loans which will have a negative impact on debt measurements such as the GE disclosures and the cohort default rate. Other students who would otherwise have been eligible for state financial assistance may not be able to enroll without such aid. This reduced funding could decrease our enrollment and adversely affect our financial condition, results of operations and cash flows.

In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 measurement.

We are subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The HEA and ED regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program. If refunds are not properly calculated or timely paid, we may be required to post a letter of credit with ED or be subject to sanctions or other adverse actions by ED, which could have a material adverse effect on our financial condition, results of operation and cash flows.

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

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program (“Fundo de Financiamento Estudantil” or “Students Financing Fund”), which is financed by the Brazilian government. DeVry Brasil also participates in PROUNI (“Programa Universidade para Todos” or “University for All Program”), a Brazilian governmental program which provides scholarships to a portion of its undergraduate students under certain conditions. As of June 30, 2016, approximately 23% of DeVry Brasil’s students financed their education under the FIES program while approximately 11% have obtained scholarships under the PROUNI program. Without prior notice, during fiscal year 2015, the Brazilian government enacted changes to the FIES regulations limiting student eligibility for FIES funding and extending the government’s time to disburse funding to participating institutions. Restrictions or limitations on the FIES public loan program or student scholarships under PROUNI program, could have a material and adverse impact on DeVry Brasil’s ability to attract and retain students and execute its plans for organic and inorganic growth, which could have a material adverse effect on our financial condition, results of operation and cash flows.

Risks Related to DeVry Group’s Business

Student enrollment at our schools is affected by legislative, regulatory and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollments effectively.

DeVry Group’s future revenue and growth depends on a number of factors, including many of the regulatory risks discussed above and business risks discussed above. Carrington and DeVry University have experienced reduced new student enrollments in recent periods. Despite ongoing efforts to provide more scholarships to prospective students, and to increase quality and build our reputation, negative perceptions of the value of a college degree, increased reluctance to take on debt and the resulting lower student consumer confidence may continue to impact enrollment in the future. In addition, technological innovations in the delivery of low-cost education alternatives and increased competition continue to negatively affect enrollments. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent there is an impact on our long-term revenue and growth prospects.

DeVry Group is subject to risks relating to enrollment of students. If DeVry Group is not able to continue to successfully recruit and retain its students, it will not be able to sustain or grow revenue.

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

Natural disasters or other extraordinary events or political disruptions outside the U.S. may cause us to close some of our schools.

DeVry Group may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, political disruptions or other events in one or more of the geographic areas in which it operates, particularly in the West Coast and Gulf States of the U.S., in the Caribbean and in Brazil. These events could cause DeVry Group to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline.

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

DeVry Group may be unable to attract, retain and develop key employees with appropriate educational qualifications and experience. In addition, DeVry Group may be unable to effectively plan and prepare for changes in key employees. Such matters may cause DeVry Group to incur higher wage expense and/or provide less student support and customer service which could adversely affect enrollment, revenue and expense. A significant amount of our compensation for key employees is tied to our financial performance. Recent financial results have resulted in lower compensation payments under our Management Incentive Plan and lower returns on grants under our Long Term Incentive Plan for many of our key employees, which may make it more difficult for DeVry Group to retain such employees. We may require new employees in order to execute some of our strategic plans. Uncertainty regarding our future financial performance may limit our ability to attract new employees with competitive compensation or increase our cost of recruiting and retaining such new employees.

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

Our effective tax rate could be subject to volatility or adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. DeVry Group’s effective income tax rate reflects benefits derived from operations outside the U.S. Earnings of DeVry Group’s international operations are not subject to U.S. federal income taxes as described in “Note 11: Income Taxes” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. If such federal tax laws were changed and some of DeVry Group’s international earnings were subject to federal income tax, or if certain of DeVry Group’s U.S. expenses were not deductible for U.S. income tax purposes, DeVry Group’s effective income tax rate would increase and its earnings and cash flows would be adversely impacted. In addition, DeVry Group has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, which expires in fiscal year 2020, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents and royalties. If this law is not extended, or a similar law adopted, our consolidated tax provision, beginning in our fiscal year 2021, would be impacted and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in various tax provisions; by tax effects of stock-based compensation; by costs related to intercompany or other restructurings; or by changes in tax rates, laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we have accrued tax and related interest for potential adjustments to tax liabilities for prior years, there can be no assurance that the outcomes from these continuous examinations will not have a material effect, either positive or negative, on our business, financial condition and results of operation.

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

As part of its strategy, DeVry Group has acquired and intends to acquire or establish additional educational operations outside of the U.S. To the extent that DeVry Group expands internationally, DeVry Group will face risks that are inherent in international operations including:

•	Compliance with foreign regulatory environments;
•	Management of internal operations;
•	Currency exchange rate fluctuations;
•	Monetary policy risks, such as inflation, hyperinflation and deflation;
•	Price controls or restrictions on exchange of foreign currencies;
•	Political and economic instability in the countries in which DeVry Group operates;
•	Potential unionization of employees under local labor laws;
•	Multiple and possibly overlapping and conflicting tax laws;
•	Inability to repatriate cash balances; and
•	Compliance with U.S. regulations such as the Foreign Corrupt Practices Act.

DeVry Group’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties.

DeVry Group’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If DeVry Group’s market capitalization remains below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of the DeVry Group reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. At June 30, 2016, intangible assets from business combinations totaled $342.9 million, and goodwill totaled $588.0 million. Together, these assets equaled approximately 44% of total assets as of such date. If DeVry Group’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $342.9 million of intangible assets and up to $588.0 million of goodwill.

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2 – PROPERTIES

 Medical and Healthcare

American University of the Caribbean School of Medicine

AUC’s nine-acre campus is located in the country of St. Maarten. The campus is owned and includes approximately 218,500 square feet of academic, student-life and student residence facilities. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, recreational space and student residence facilities. Classrooms and laboratories are furnished with modern audio-visual equipment.

Ross University School of Medicine

RUSM’s foundations of medicine facilities of approximately 273,000 total square feet are located on an approximately 33-acre campus in the Caribbean country of Dominica, of which approximately 22-acres are occupied under lease and 11 acres are owned. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, recreational space and student residence facilities. Classrooms and laboratories are furnished with modern audio-visual equipment.

Ross University School of Veterinary Medicine

RUSVM’s pre-clinical instructional facilities of approximately 205,000 total square feet are located on a 50-acre site in St. Kitts which is owned. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary and livestock barns. Student-life and student residence facilities are also located on the campus.

DeVry Medical International

DMI’s administrative office is located in Iselin, New Jersey. In addition, DMI has a clinical and administrative center in Miramar, Florida, which is co-located with Chamberlain and DeVry University, as well as an administrative office in Coral Gables, Florida supporting AUC. These three facilities total approximately 70,000 total square feet.

Chamberlain College of Nursing

Chamberlain’s home office is located within DeVry Group’s home office in Downers Grove, Illinois. Chamberlain currently operates 20 campuses, of which 11 are co-located with DeVry University in owned and leased facilities. The others are located in leased facilities. Chamberlain’s total portfolio of academic and administrative operations comprise approximately 791,000 square feet.

Carrington College

Carrington operates 21 academic sites which includes campuses, satellites and learning centers, six of which are co-located with other DeVry Group institutions. In addition, the parent organization of Carrington leases office space in Phoenix, Arizona and Sacramento, California for its administrative offices and leases one location which houses academic support services. Carrington’s total portfolio of academic and administrative office operations comprise approximately 613,000 square feet.

International and Professional Education

DeVry Brasil

 DeVry Brasil operates 22 academic sites in Brazil. DeVry Brasil’s administrative operations are located within campuses located in Fortaleza and São Paulo as well as in two additional non-campus locations in Salvador and Rio de Janeiro. All these locations comprise approximately 2.54 million total square feet of space, of which approximately 2.02 million square feet are under lease agreements and 519,000 square feet are owned real estate.

Becker Professional Education

Becker is headquartered within DeVry Group’s home office in Downers Grove, Illinois. In addition to this main administrative center, Becker leases approximately 12,000 square feet of space in Chatsworth, California for staff devoted to curriculum and other development efforts. Becker also leases space in fewer than 10 locations globally for sales and administrative staff.

CPA review classes are conducted in leased facilities, fewer than 10 of which are leased on a full-time basis. The remaining classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered at several DeVry University locations.

Business, Technology and Management

DeVry University

DeVry University is headquartered within DeVry Group’s home office in Downers Grove, Illinois. DeVry University academic sites are located in suburban communities or urban neighborhoods. They are easily accessible to major thoroughfares, have available parking areas and many are served by public transportation. Campus includes teaching facilities and administrative offices.

As of June 30, 2016, there were 60 DeVry University academic sites in operation. These locations comprised approximately 1.4 million in total square feet, of which, approximately 1.02 million square feet were under lease and approximately 380,000 square feet were owned. DeVry Group plans to consolidate additional DeVry University locations in fiscal year 2017. Consolidations of DeVry University locations may be necessary beyond fiscal year 2017 should enrollments continue to decline.

Home Office

 DeVry Group’s home office staff is located in two leased facilities in the Chicago suburbs of Downers Grove and Oak Brook, Illinois. DeVry Group leases approximately 254,000 square feet of total office space for these two locations.

In addition, DeVry Group leases approximately 55,000 square feet of office space in the Chicago suburb of Addison, Illinois and owns a 108,000 square foot building in the Chicago suburb of Naperville, Illinois. These two sites house DeVry Group’s online operations and student finance administrative staff.

DeVry Group’s leased facilities are occupied under leases whose remaining terms range from 1 to 10 years. A majority of these leases contain provisions giving DeVry Group the right to early terminate or renew its lease for additional periods at various rental rates, although generally at rates higher than are currently being paid. DeVry Group’s owned facilities total approximately 1.95 million square feet world-wide. No facility that is owned by DeVry Group is subject to a mortgage or other indebtedness.

ITEM 3 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

SUPPLEMENTARY ITEM-EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of DeVry Group are:

Name, Age and Office		Business Experience

Lisa W. Wardell President and Chief Executive Officer, DeVry Education Group	46	Ms. Wardell joined DeVry Group in May 2016 as President and Chief Executive Officer. Previously, Ms. Wardell served on the DeVry Group Board of Directors since 2008 and also chaired the audit and finance committee. Prior to joining DeVry Group, Ms. Wardell was Executive Vice President and Chief Operating Officer of The RLJ Companies from 2004 through 2016.

Robert A. Paul President, DeVry University	48	Mr. Paul joined DeVry Group in July 2007 as Vice President of Metro Operations at DeVry University. On July 1, 2011, Mr. Paul was promoted to President, Carrington Colleges. On July 1, 2014, Mr. Paul was promoted to President, DeVry University. Prior to joining DeVry Group, Mr. Paul served in a variety of leadership roles at the University of Phoenix from 1993 through 2007.

Steven P. Riehs President, Medical, Professional and Online Education	56	Mr. Riehs joined DeVry Group in 2004 as Vice President and General Manager of all online operations, including enrollment growth, program development and student services. In October 2010, Mr. Riehs was promoted to President, International, K-12 and Professional Education, a new organizational structure within DeVry Group that included DeVry Brasil, Advanced Academics and Becker Professional Education. In April 2013, Mr. Riehs was appointed President of DeVry Medical International. In June 2016, Mr. Riehs assumed leadership responsibility over DeVry Online Services and Carrington. In addition, Mr. Riehs maintains leadership responsibility for DeVry’s Professional institutions.

Carlos Degas Filgueiras President, International	42	Mr. Filgueiras joined the DeVry Group in 2009, as President of DeVry Brasil, upon the acquisition of Fanor, where he had been a partner and President since 2004. In June 2016, Mr. Filgueiras was promoted to President, International to oversee additional international operations, in addition to DeVry Brasil. Prior to joining DeVry Group, Mr. Filgueiras was co-founder and CEO of InterCouriers.

John P. Roselli President, Becker Professional Education	52	Mr. Roselli joined DeVry Group in May 2003 as its Director of Business Development and General Manager of Corporate Continuing Education. In 2006, Mr. Roselli was appointed Vice President, Business Development and Planning. Effective October 1, 2010, Mr. Roselli was promoted to President of Becker Professional Education.

Name, Age and Office		Business Experience

Susan L. Groenwald President, Chamberlain College of Nursing	67	Ms. Groenwald joined DeVry Group in January 2006 as President of Chamberlain College of Nursing. Prior to joining DeVry Group, Ms. Groenwald served as the director of operations for Focused Health Solutions, Inc., a disease management services firm for large self-insured employers.

Donna Loraine President, Carrington College	63	Ms. Loraine joined DeVry Group in 1993. Ms. Loraine held positions of increasing responsibility at DeVry University. Since 2007, Ms. Loraine served as Chief Academic Officer at DeVry University. In May 2016, Ms. Loraine was appointed President of Carrington College.

Patrick J. Unzicker Senior Vice President, Chief Financial Officer and Treasurer, DeVry Education Group	45	Mr. Unzicker joined DeVry Group in March 2006 as its Controller. In March 2012, Mr. Unzicker was appointed Vice President, Finance and Chief Accounting Officer and in March 2015, Mr. Unzicker assumed the Treasurer role. In June 2016, Mr. Unzicker was appointed Senior Vice President and Chief Financial Officer and maintains the Treasurer role. Prior to joining DeVry Group, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc., a mall-based retail jeweler, from July 2003 to March 2006.

Lisa M. Sodeika Senior Vice President, External Relations and Regulatory Affairs, DeVry Education Group	52	Ms. Sodeika joined DeVry Group in March 2015 as Senior Vice President, External Relations and Regulatory Affairs. Prior to joining DeVry Group, Ms. Sodeika served as Executive Vice President of Corporate Affairs at HSBC North America Holdings, Inc.

Gregory S. Davis Senior Vice President, General Counsel and Secretary, DeVry Education Group	54	Mr. Davis joined DeVry Group in July 2007 as Vice President, General Counsel and Secretary. Prior to joining DeVry Group, Mr. Davis was Vice President, General Counsel and Secretary of LaPetite Academy, Inc., from 2003 to 2007, which operated nearly 650 schools offering education and care to children ages 6 months to 12 years.

Donna N. Jennings Senior Vice President, Human Resources, DeVry Education Group	54	Ms. Jennings joined DeVry Group in October 2006 as Senior Vice President of Human Resources. Prior to joining DeVry Group, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Eric P. Dirst President, DeVry Online Services	49	Mr. Dirst joined DeVry Group in May 2008 as Vice President and Chief Information Officer. On May, 1 2013, Mr. Dirst was promoted to President of DeVry Online Services. Prior to joining the DeVry Group, Mr. Dirst was the Chief Information Officer at SIRVA, a relocation and moving service provider, from 2001 to 2008.

Name, Age and Office		Business Experience

Christopher C. Nash Senior Vice President, Chief Information Officer, DeVry Education Group	49	Mr. Nash joined DeVry Group in 2010 as Chief Technology Officer and was promoted to Senior Vice President, Chief Information Officer in 2013. Prior to joining DeVry Group, Mr. Nash was Chief Technology Officer at Millward Brown Group, a global market research organization and division of Kantar Group. Previously, Mr. Nash held technical leadership roles at Kraft Foods, Inc., Greenbrier & Russel, and Rand McNally.

Kathleen Carroll Vice President, Controller, DeVry Education Group	57	Ms. Carroll joined DeVry Group in 2014 as Controller and was promoted to Vice President, Controller in July, 2016. Prior to joining DeVry Group, Ms. Carroll served in a number of finance leadership roles for PepsiCo Beverages and Foods (formerly The Quaker Oats Company), most recently as Vice President, Finance for PepsiCo’s U.S. Foods division.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

DeVry Group’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “DV.” The stock transfer agent and registrar is Computershare Investor Services, L.L.C.

The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two years.

	Fiscal Year 2016			Fiscal Year 2015
	Dividends			Dividends
	Paid	High	Low	Paid	High	Low
First Quarter	$-	$32.18	$24.00	$-	$44.89	$38.36
Second Quarter	0.18	29.88	22.29	0.18	49.61	40.77
Third Quarter	-	25.16	15.81	-	47.63	32.87
Fourth Quarter	0.18	20.44	15.36	0.18	37.79	29.32

Approximate Number of Security Holders

There were 472 holders of record of DeVry Group’s common stock as of August 1, 2016. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry Group’s 401(k) and profit sharing plan and its Colleague Stock Purchase Plan. DeVry Group believes that there are more than 10,000 beneficial holders of its common stock including colleagues who own stock through the exercise of stock options, who own stock through participation in the Colleague Stock Purchase Plan or who own stock through their investment election in DeVry Group’s 401(k) and profit sharing plan.

Dividends

DeVry Group is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry Group’s subsidiaries may be restricted by law. Cash flow is also subject to some restrictions by covenants in DeVry Group’s debt agreement, including maintaining fixed charge coverage and leverage at or above specified levels. DeVry Group generated sufficient cash flow in fiscal year 2016 to fund its current operations, reinvest in capital equipment as appropriate and remain in full compliance with the covenants in its debt agreement. The DeVry Group Board of Directors declared annual dividends of $0.36 per share, payable semi-annually in each of fiscal years 2016 and 2015. The latest dividend of $0.18 per share was declared in May 2016 and paid in June 2016. DeVry Group's Board of Directors has stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.36 per share. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry Group and other factors as the Board of Directors deems relevant. See “Note 7: Dividends and Stock Repurchase Programs” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for historical dividend declaration information.

Recent Sales of Unregistered Securities - None

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters” in Part III of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2016	157,246	$17.23	558,058	$89,422,969
May 2016	146,020	$18.55	704,078	$86,714,164
June 2016	165,224	$17.18	869,302	$83,876,343
Total	468,490	$17.62	869,302	$83,876,343

(1) On December 15, 2015, the Board of Directors of DeVry Group authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2017. The total remaining authorization under this share repurchase program was $83,876,343 as of June 30, 2016.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
April 2016	-	$-	NA	NA
May 2016	2,624	$19.13	NA	NA
June 2016	15,705	$17.37	NA	NA
Total	18,329	$17.62	NA	NA

(1) Represents shares delivered back to DeVry Group for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of DeVry Group's incentive plans.

Performance Graph

The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on DeVry Group’s common stock during the period from June 30, 2011, through June 30, 2016, with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and an industry group index.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2011

AMONG DEVRY GROUP, NYSE MARKET INDEX, AND INDUSTRY GROUP INDEX

	June 30
	2011	2012	2013	2014	2015	2016
DeVry Group	100.0	52.9	53.6	73.9	52.8	32.0
NYSE Market Index – U.S. Companies	100.0	96.5	115.9	143.2	144.4	144.2
Industry Group Index (1)	100.0	78.8	48.8	67.3	43.8	39.2

Data for this graph were provided by Zacks Investment Research.

Assumes $100 was invested on June 30, 2011 in DeVry Education Group common stock, the NYSE Stock Market Index (U.S. Companies) and the Industry Group, and that all dividends were reinvested.

(1) The Industry Group consists of the following companies selected on the basis of similarity in nature of their businesses: Apollo Education Group, Inc., Bridgepoint Education, Inc., Capella Education Co., Career Education Corp., Grand Canyon Education, Inc., ITT Educational Services, Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute, Inc. DeVry Group believes that, including itself, these companies represent the majority of the market value of publicly traded companies whose primary business is education.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data for DeVry Group for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data,” on page 141 of this Form 10-K.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of DeVry Education Group’s (“DeVry Group”) results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this report.

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

OVERVIEW

DeVry Group’s financial results for the fiscal year 2016 reflect continued revenue decline within DeVry University, which resulted in decreased earnings from continuing operations as compared to the prior fiscal year. This decline was partially offset by continued growth from the Medical and Healthcare and International and Professional Education segments. Operational and financial highlights for the fiscal year include:

•	DeVry Group continued its diversification strategy by completing two acquisitions in Brazil, Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) and Faculdade de Imperatriz (“Facimp”). These acquisitions continue the process of expanding DeVry Brasil’s presence in the country as well as expanding DeVry Brasil’s programmatic offerings.

•	DeVry Brasil revenue grew by approximately 51% in fiscal year 2016 compared to the prior year, excluding the effect of the decline in value of the Brazilian Real as compared to the U.S. dollar. About 20% of this increase was from organic enrollment growth and program expansion at existing institutions with the remaining 80% resulting from acquisitions.

•	Chamberlain College of Nursing (“Chamberlain”) revenue grew by 20.5% in fiscal year 2016 compared to the prior year. Chamberlain continues to invest in its programs, student services and campus locations. Chamberlain began offering nursing programs at its new campuses in Irving, Texas in September 2015, Charlotte, North Carolina in January 2016 and Sacramento, California in May 2016.

•	For the May 2016 session, total student enrollments at Chamberlain increased 18.9% to 27,406 students as compared to the same term last fiscal year. For fiscal year 2016, total new student enrollments increased 17.1% as compared to fiscal year 2015.

•	The American Institute of Certified Public Accountants (AICPA) released its 2015 Elijah Watt Sells Award winners, honoring the candidates with the highest scores on the CPA exam. Over 90% of the recipients prepared for the exam using Becker Professional Education’s (“Becker”) industry-leading CPA review materials.

•	DeVry Group completed the sale of the DeVry University Kansas City, Missouri campus. Proceeds from the sale were $5.8 million, which resulted in a pre-tax gain of $3.2 million. Also, DeVry Group completed the sale of the DeVry University Fremont, California, campus and student housing facility. Proceeds from the sale were $24.8 million, which resulted in a pre-tax gain of $3.8 million.

•	DeVry Group recorded pre-tax restructuring charges of $74.2 million. These restructuring actions were taken primarily at DeVry University, Carrington College (“Carrington”) and the DeVry Group home office to align our cost structure with enrollments. For the full year, DeVry University reduced expense by $181.1 million. We expect to incur additional restructuring charges in fiscal year 2017 as we continue to right-size operations at both DeVry University and Carrington to better align with current enrollment levels.

•	During the second and fourth quarters of fiscal year 2016, management recorded non-cash, pre-tax impairment charges totaling $147.7 million related to the write-down of identified intangible assets and goodwill at Carrington.

•	DeVry Group continued its ninth share repurchase program by repurchasing a total of 468,490 shares of its common stock at an average cost of $17.62 per share during the fourth quarter of fiscal year 2016. The DeVry Group Board of Directors approved the ninth share repurchase program in December 2015 authorizing DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017.

•	DeVry Group’s financial position remained strong, generating $231.6 million of operating cash flow during fiscal year 2016. As of June 30, 2016, cash and cash equivalents totaled $308.2 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

DeVry Group recorded restructuring expense related to workforce reductions and real estate consolidations to align its cost structure with enrollments at the Medical and Healthcare segment, the Business, Technology and Management segment and the DeVry Group home office in fiscal years 2016, 2015 and 2014. During fiscal year 2016, DeVry Group recorded impairment charges related to its Carrington reporting unit. During fiscal years 2016 and 2015, DeVry Group also recorded asset impairment charges at the International and Professional Education segment related to write-downs of intangible and other assets at Becker Europe. In fiscal years 2016 and 2014, DeVry Group recorded gains from the sales of DeVry University campuses. Additionally, in fiscal years 2015 and 2014, DeVry Group recorded the operating results of its Advanced Academics Inc. reporting unit as discontinued operations. The fiscal year 2015 income from discontinued operations was a tax benefit adjustment related to the correction of an error to properly record the income tax benefit on an impairment charge taken in the first quarter of fiscal year 2014.

The following table illustrates the effects of the restructuring expense, asset impairment charges, gain on sale of assets and discontinued operations on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the restructuring expense, impairment charges, gain on the sale of assets and discontinued operations. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	Fiscal Year
	2016	2015	2014
Net (Loss) Income	$(3,166)	$139,899	$134,032
(Loss) Earnings per Share (basic-2016, diluted-2015 and 2014)	$(0.05)	$2.14	$2.07
Discontinued Operations	$-	$(4,565)	$18,802
Effect on Earnings per Share (diluted)	$-	$(0.07)	$0.29
Restructuring Expense	$74,225	$42,913	$32,715
Effect on Earnings per Share (diluted)	$1.15	$0.66	$0.50
Asset Impairment Charge	$147,660	$1,780	$-
Effect on Earnings per Share (diluted)	$2.30	$0.03	$-
Gain on Sale of Assets	$(7,032)	$-	$(1,918)
Effect on Earnings per Share (diluted)	$(0.11)	$-	$(0.03)
Income Tax Impact on Non-GAAP Adjustments (1)	$(56,432)	$(17,599)	$(13,649)
Effect on Earnings per Share (diluted)	$(0.88)	$(0.27)	$(0.21)
Net Income from Continuing Operations Excluding Restructuring Expense, Asset Impairment Charge and Gain on Sale of Assets, net of tax	$155,255	$162,428	$169,982
Earnings per Share from Continuing Operations Excluding Restructuring Expense, Asset Impairment Charge and Gain on Sale of Assets, net of tax (diluted)	$2.41	$2.49	$2.62
Shares used in EPS calculation
Basic	64,036	NA	NA
Diluted	64,371	65,277	64,853

(1)	Income tax impact of non-GAAP adjustments represents the adjustment needed to reflect tax expense on an estimated annual effective tax rate basis in non-GAAP net income from continuing operations for the relevant period.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income (Loss) for the current and prior two fiscal years. Percentages may not add because of rounding.

	Fiscal Year
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of Educational Services	53.5%	52.4%	51.1%
Student Services and Administrative Expense	35.5%	37.1%	37.8%
Restructuring Expense	4.0%	2.2%	1.7%
Asset Impairment Charge	8.0%	0.1%	0.0%
Gain on Sale of Assets	(0.4)%	0.0%	(0.1)%
Total Operating Cost and Expense	100.7%	91.8%	90.6%
Operating (Loss) Income from Continuing Operations	(0.7)%	8.2%	9.4%
Net Interest Expense	(0.3)%	(0.2)%	(0.1)%
(Loss) Income From Continuing Operations Before Income Taxes	(0.9)%	8.0%	9.3%
Income Tax Benefit (Provision)	0.8%	(1.0)%	(1.4)%
(Loss) Income From Continuing Operations	(0.1)%	7.1%	7.9%
Income (Loss) on Discontinued Operations, Net of Tax	0.0%	0.3%	(0.9)%
Net (Loss) Income	(0.1)%	7.4%	7.0%
Net Income Attributable to Noncontrolling Interest	0.0%	0.0%	0.0%
Net (Loss) Income Attributable to DeVry Education Group	(0.2)%	7.3%	7.0%

FISCAL YEAR ENDED JUNE 30, 2016 VS. FISCAL YEAR ENDED JUNE 30, 2015

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI”) which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

REVENUE

Total consolidated revenue for fiscal year 2016 of $1,843.5 million decreased $66.4 million, or 3.5%, as compared to fiscal year 2015. Excluding the effect of the decline in the value of the Brazilian Real as compared to the U.S. dollar, total consolidated revenue decreased approximately 1.2%, as compared to fiscal year 2015. Revenue decreased 23.0% within the Business, Technology and Management segment primarily as a result of a decline in student enrollment. In addition, revenue at Carrington, which is included in the Medical and Healthcare segment, decreased 3.8% compared to fiscal year 2015, primarily driven by a decline in student enrollments. Partially offsetting these revenue declines was a 20.5% increase in revenue at Chamberlain, which is included in the Medical and Healthcare segment, primarily driven by growth in total student enrollment. Also, revenue at DeVry Brasil, which is included in the International and Professional Education segment, rose 23.2% as a result of both organic growth and acquisitions. Revenue at DeVry Medical International (“DMI”), which is included in the Medical and Healthcare segment, and Becker, which is included in the International and Professional Education segment, increased 2.5% and 3.3%, respectively, from fiscal year 2015.

Management expects that total revenue will increase about one to two percent in the first quarter of fiscal year 2017, as compared to the first quarter of fiscal year 2016, which is expected to be driven by continued growth in the International and Professional Education and Medical and Healthcare segments and to be partially offset by continuing revenue declines at DeVry University.

For full fiscal year 2017, management expects revenue to approximate that of fiscal year 2016 and earnings, before special items, to increase in the mid-single digits over the prior year.

Medical and Healthcare

Medical and Healthcare segment revenue increased 8.9% to $936.3 million in fiscal year 2016 as compared to the prior year. Higher total student enrollment at Chamberlain was the key driver of revenue growth. Key trends for DMI, Chamberlain and Carrington are set forth below. See the discussion following enrollment information for explanation of the trends.

DeVry Medical International

DeVry Medical International Student Enrollment:

	Fiscal Year 2016			Fiscal Year 2015
Term	Sept. 2015	Jan. 2016	May 2016	Sept. 2014	Jan. 2015	May 2015
New Students	991	518	535	842	560	617
% Change from Prior Year	17.7%	(7.5)%	(13.3)%	(13.9)%	(3.8)%	11.2%
Total Students	6,546	6,374	5,850	6,406	6,146	5,978
% Change from Prior Year	2.2%	3.7%	(2.1)%	(0.8)%	(7.9)%	0.9%

DMI revenue increased 2.5% in fiscal year 2016 compared to the prior year, driven primarily by tuition price increases. Although retention improved, new student enrollment declined in the last two semesters of fiscal year 2016 compared to the prior year and total student enrollment declined in the May semester from the prior year as well. The new student enrollment declines were primarily the result of increased competition. Management is reviewing alternatives for differentiating DMI from the competition and improving the effectiveness of marketing strategies, including shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year.

Management believes the demand for medical education remains strong and can support management’s longer term growth expectations to grow new enrollments in the low-single digit range; however, heightened competition may adversely affect DMI’s ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences and clinical rotation portions of American University of the Caribbean School of Medicine’s (“AUC”) medical program were $20,250 and $22,650, respectively, per semester. These tuition rates represent an increase from the September 2014 rates of approximately 3%.

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences portion of the programs at Ross University School of Medicine (“RUSM”) were $20,580 per semester. Tuition and fees for the clinical portion of the program were $22,710 per semester. These tuition rates represent an increase from the September 2014 rates of approximately 4%.

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences portion of the programs at Ross University School of Veterinary Medicine (“RUSVM”) were $18,310 per semester. Tuition and fees for the clinical portion of the program were $22,985 per semester. These tuition rates represent an increase from the September 2014 rates of approximately 3%.

•	The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses and health insurance.

Chamberlain College of Nursing

Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	2,180	4,942	2,577	4,316	2,429	3,635
% Change from Prior Year	5.5%	27.9%	20.6%	16.6%	12.1%	13.4%
Total Students	21,760	25,802	25,654	27,938	27,694	27,406
% Change from Prior Year	23.6%	23.3%	23.3%	21.2%	19.8%	18.9%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
New Students	2,066	3,864	2,137	3,702	2,166	3,205
% Change from Prior Year	60.8%	14.3%	9.5%	5.7%	3.5%	2.0%
Total Students	17,603	20,920	20,807	23,055	23,108	23,044
% Change from Prior Year	39.2%	33.3%	32.3%	27.1%	27.1%	21.7%

Continued demand for nurses positively influenced career decisions of new students towards this field of study. The historical trend of increases in new student enrollments is attributable to increased demand for Chamberlain’s pre-licensure Bachelor of Science in Nursing (“BSN”), Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree option, Master of Science in Nursing (“MSN”) and Doctor of Nursing Practice (“DNP”) degree programs, the addition of several new campus locations, campus expansion and organic growth at existing locations.

Three new campuses were opened in fiscal year 2016, and four campuses opened in fiscal year 2015. There are currently 20 campuses operating in 14 states. During fiscal year 2017, three new Chamberlain campuses are under construction which, pending regulatory approval, will begin offering classes in fiscal year 2018. Chamberlain will focus on further strengthening programs and resources in a competitive environment. Management believes Chamberlain remains well-positioned to support demand for nursing well into the future.

Tuition Rates:

•	Effective for sessions beginning in July 2015, tuition is $665 per credit hour for students enrolling one to six credit hours per session in the BSN and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate is unchanged as compared to the prior year. Tuition is $400 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2015, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree option. This tuition rate is unchanged from the July 2014 tuition rate. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year. The online DNP program was offered at $750 per credit hour. This tuition rate is unchanged from the July 2014 tuition rate.

 Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2016
Term	Sept. 2015	Dec. 2015	Mar. 2016	June 2016	Total
New Students	2,584	1,858	2,058	1,681	8,181
% Change from Prior Year	(1.5)%	(4.8)%	(5.9)%	(39.3)%	(14.2)%
Total Students	7,560	7,211	7,181	6,466
% Change from Prior Year	(1.0)%	(3.1)%	(6.0)%	(13.9)%

	Fiscal Year 2015
Term	Sept. 2014	Dec. 2014	Mar. 2015	June 2015	Total
New Students	2,623	1,951	2,187	2,771	9,532
% Change from Prior Year	(4.0)%	14.4%	(2.7)%	56.9%	12.8%
Total Students	7,634	7,444	7,639	7,508
% Change from Prior Year	(0.9)%	1.2%	(1.5)%	2.1%

New student enrollment as of June 2016 compared to the prior year, was negatively impacted by two intake sessions in the quarter compared to three intake sessions in the same quarter in the prior fiscal year. Combined new student enrollment over the 12 month period ended June 30, 2016 decreased 14.2% and average total enrollment decreased 6.0% compared to the year-ago 12 month period. Enrollment declines are the result of increased competition. To improve enrollment results, management is focused on bringing relevant programs to serve areas of the workforce where supply and demand imbalances exist.

Tuition rates:

•	On a per credit hour basis, tuition for Carrington programs ranged from $302 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses were charged at $335 to $371 per credit hour. Students were charged a non-refundable registration fee of $100, and they were also charged separately for books and program-specific supplies and/or testing. A student services fee ranging from $75 to $150, depending on the program, was charged as well. Total program tuition ranged from approximately $12,000 to $15,000 for most certificate programs up to approximately $60,000 for a few advanced programs.

International and Professional Education

International and Professional Education segment revenue rose 15.5% to $299.0 million in fiscal year 2016 as compared to the prior year. DeVry Brasil was the driver of revenue growth in this segment. Revenue at DeVry Brasil increased 23.2% in fiscal year 2016 as compared to the prior year. The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported revenue for the fiscal year by approximately $44 million. Without this currency effect, revenue at DeVry Brasil would have risen approximately 51% in fiscal year 2016 as compared to the prior year. In addition to 11% revenue growth within existing institutions, the recent acquisitions of Grupo Ibmec and Facimp, which were acquired during fiscal year 2016, as well as the full year effect of fiscal year 2015 acquisitions, contributed revenue growth of 40%. In addition, revenue at Becker increased by 3.3% compared to the prior year, which was driven by an increase in the number of CPA exam review students along with growth at Becker Healthcare. Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil Student Enrollment:

	Fiscal Year 2016		Fiscal Year 2015
Term	Sept. 2015	Mar. 2016	Sept. 2014	Mar. 2015
New Students	14,399	24,768	5,217	19,589
% Change over Prior Year	176.0%	26.4%	37.8%	121.5%
Total Students	57,819	79,280	33,591	58,724
% Change over Prior Year	72.1%	35.0%	14.5%	77.9%

The number of new students reported in the March 2015 semester has been revised to 19,589 students versus 18,173 students as previously reported. Several DeVry Brasil institutions improved their data collection methods to more accurately count students. This error had no effect on reported revenue or results of operations.

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damasio. The acquisition of Grupo Ibmec, which occurred in the second quarter of fiscal year 2016, added 4,364 new student enrollments and 16,348 total student enrollments to the March 2016 semester totals. Excluding the effect of this recent acquisition, new enrollment increased 4.2% and total enrollment increased 7.2% in the March 2016 semester compared to the year-ago semester.

As of the September 2015 semester, DeVry Brasil enrolled 233 new students and 1,362 total students in Pronatec, a federal government-sponsored certificate program that aims to increase the number of technical and vocational students in Brazil. These students are not included in the reported enrollment figures for the semester.

DeVry Brasil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”) which may impose limits on the number of students who can be enrolled in its programs. Previous restrictions at Faculdade Área1 (“ÁREA1”) were removed in September 2015. There are currently no restrictions on any DeVry Brasil institution or program.

DeVry Brasil students are eligible for loans under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program, which is financed by the Brazilian government. As of June 30, 2016, approximately 31% of DeVry Brasil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 29% of DeVry Brasil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping to increase the number of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts, decreasing the monthly maximum family income limits that students’ families must not exceed in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%. In 2016, the MEC increased the maximum family income limit that students´ families must not exceed to qualify for loans from 2.5 to 3 times the minimum wage.

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

Brazil’s economy continues to present challenges to growth as well as create pricing pressures in the education sector. DeVry Brasil’s new student enrollment has been negatively impacted by these conditions as well as the changes to the FIES program. Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, DeVry Brasil’s ability to grow its student enrollment may be further impacted.

Business, Technology and Management

Revenue in the Business, Technology and Management segment, which is composed solely of DeVry University, decreased 23.0% to $611.1 million in fiscal year 2016 as compared to the prior year as a result of a decline in student enrollment as DeVry University repositions itself to stabilize enrollment. Enrollment declines are expected to continue through fiscal year 2017, which will result in lower revenue. Key trends in enrollment and tuition pricing are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	4,000	4,006	2,883	3,036	2,970	2,982
% Change over Prior Year	(18.6)%	(24.0)%	(31.4)%	(29.1)%	(28.5)%	(21.9)%
Total Students	31,293	31,843	30,132	29,313	28,069	26,492
% Change over Prior Year	(15.9)%	(20.1)%	(21.2)%	(22.7)%	(22.4)%	(23.3)%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
New Students	4,915	5,268	4,201	4,282	4,156	3,817
% Change over Prior Year	(13.4)%	(20.0)%	(12.9)%	(12.8)%	(17.2)%	(13.0)%
Total Students	37,210	39,857	38,235	37,922	36,188	34,524
% Change over Prior Year	(12.2)%	(15.1)%	(12.6)%	(15.9)%	(15.0)%	(17.8)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
Total Coursetakers	12,084	12,937	12,463	12,368	11,699	10,810
% Change from Prior Year	(12.7)%	(16.7)%	(17.7)%	(18.1)%	(20.1)%	(21.7)%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
Total Coursetakers	13,845	15,532	15,136	15,108	14,651	13,798
% Change from Prior Year	(14.0)%	(13.4)%	(9.8)%	(12.8)%	(9.5)%	(13.0)%

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

To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy which includes both near-term actions to stabilize enrollments and sustain positive economics and longer-term investments to increase competitiveness and differentiation. Over the long-term, management’s goal is to transform DeVry University by improving the student experience and programs, addressing affordability and improving awareness of the university’s programs. Management expects to accomplish this with strategic use of marketing, launching new, flexible programs, creating shorter programs, creating certificate programs, deploying a new student-centric scheduling system, optimizing the pricing structure and the use of scholarships, and increasing focus on corporate relationships.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past several years, DeVry University has reduced costs through staffing adjustments, management structure adjustments, managing open positions, consolidating locations, managing advertising expenditures, optimizing course scheduling to better utilize classrooms and simplifying program offerings. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 39 campus locations and completed several campus size reductions. As of the commencement of the July 2016 session, DeVry University operates 60 campus locations. Management believes that additional consolidations and closures of DeVry University locations are likely to occur in fiscal year 2017.

Tuition rates:

•	For the past several years, DeVry University has frozen both undergraduate and graduate tuition. Beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate was increased from seven to eight credit hours.

•	For fiscal year 2016, DeVry University’s U.S. undergraduate tuition is $609 per credit hour. DeVry University’s certificate program tuition is $450 per credit hour. These per credit hour rates are often higher than students are actually charged due to the use of scholarships and discounting. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Keller program tuition per course is $2,298, which is unchanged from the prior year.

•	Any tuition rate increases after July 2015 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, course and other educational materials, student education-related support activities and the provision for uncollectible student accounts.

DeVry Group’s Cost of Educational Services decreased 1.3%, or $13.3 million, to $986.8 million during fiscal year 2016 as compared to the prior year. This decrease is the result of cost reduction measures at DeVry University and the effect of the decline in the value of the Brazilian Real as compared to the year-ago period. These reductions were partially offset by increased costs that were incurred to support a higher number of total student enrollments for Chamberlain and DeVry Brasil as compared to the prior year and academic quality investments at DMI. Cost of Educational Services within DeVry University decreased by 22.1%, or $90.5 million, in fiscal year 2016 as compared to the prior year. The costs at DeVry Brasil for fiscal year 2016 increased 28.5%, or $30.5 million, and include the expenses of Grupo Ibmec and Facimp which were acquired in fiscal year 2016, as well as the full-year effect of the fiscal year 2015 acquisitions (combined effect of $49.4 million increase in Cost of Educational Services). These increases as well as increases to support the existing businesses were partially offset by the effect of the decline in the value of the Brazilian Real as compared to the year-ago period (effect is a decrease to Cost of Educational Services of $31.0 million for fiscal year 2016).

As a percentage of revenue, Cost of Educational Services increased to 53.5% in fiscal year 2016 from 52.4% in the prior year. The increase was primarily the result of costs that were incurred for Chamberlain’s new campuses, DeVry Brasil’s expansion and decreased operating leverage within Carrington.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 7.7%, or $54.2 million, to $654.0 million during fiscal year 2016 as compared to the prior year. The decrease was primarily the result of cost reduction measures and the effect of the decline in the value of the Brazilian Real as compared to the year-ago period. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University where Student Services and Administrative Expense decreased by 24.5%, or $90.7 million. Also, management is finding ways to be more efficient in marketing and recruiting efforts. These reductions were partially offset by the expense growth necessary to support the operations of DeVry Group’s other institutions (DMI, Chamberlain, DeVry Brasil, and Becker) as well as other costs, including severance and other transition costs associated with the change in the organization’s former Chief Executive Officer and the Chief Financial Officer and an increase in legal fees related to an ongoing Federal Trade Commission (“FTC”) inquiry as described in “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The costs at DeVry Brasil for fiscal year 2016 include the expenses of Grupo Ibmec and Facimp which were acquired during fiscal year 2016, as well as the full-year effect of the fiscal year 2015 acquisitions (combined effect of $9.3 million increase in Student Services and Administrative Expense). These increases at DeVry Brasil were partially offset by the effect of the decline in the value of the Brazilian Real as compared to the year-ago period (effect is a decrease to Student Services and Administrative Expense of $8.5 million for fiscal year 2016).

Amortization of finite-lived intangible assets in connection with acquisitions of institutions increased by $1.4 million during fiscal year 2016 as compared to the prior year. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 35.5% in fiscal year 2016 from 37.1% during the prior year. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that total operating costs will decrease approximately one percent in fiscal year 2017 as compared to fiscal year 2016, driven by the savings from DeVry Group’s continued cost reduction measures and partially offset by increased costs from the impact of acquisitions at DeVry Brasil and Becker.

Restructuring Expense

During fiscal year 2016, DeVry Group recorded pre-tax charges related to real estate consolidations of $50.1 million. Also during fiscal year 2016, DeVry Group implemented several reductions in force (“RIF”) which reduced DeVry Group’s workforce by 761 total positions and resulted in pre-tax charges of $24.1 million during fiscal year 2016. These charges represented severance pay and benefits for these employees. These restructuring charges were charged to segment costs in fiscal year 2016 as follows: $5.6 million to Medical and Healthcare, $1.2 million to International and Professional Education, $66.9 million to Business, Technology and Management and $0.5 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

During fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $23.5 million. Also during fiscal year 2015, DeVry University implemented a voluntary separation plan (“VSP”) and a RIF. DeVry Group home office and Becker also experienced workforce reductions in fiscal year 2015. These actions reduced DeVry Group’s workforce by 668 total positions and resulted in pre-tax charges of $19.4 million during fiscal year 2015. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in fiscal year 2015 as follows: $6.9 million to Medical and Healthcare, $0.1 million to International and Professional Education, $32.6 million to Business, Technology and Management and $3.3 million to the DeVry Group home office.

Cash payments for the fiscal year 2016 and 2015 charges were approximately $46.3 million for fiscal year 2016. The remaining accrual for these charges is $48.2 million as of June 30, 2016. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to 8 years. Additional restructuring expenses are expected to be recorded in fiscal year 2017 as DeVry Group continues to reduce costs where enrollment levels necessitate such realignment of expenses.

Currently, management expects fiscal year 2017 charges for real estate consolidations and severance pay and benefits for workforce reductions to be in the range of $15-25 million. Most of these charges will occur in the Business, Technology and Management segment and at Carrington in the Medical and Healthcare segment.

Asset Impairment Charge

During the second quarter of fiscal year 2016, revenue and operating income for DeVry Group’s Carrington reporting unit were significantly below management’s expectations primarily driven by lower student enrollments. Carrington’s revenue, although increased from the year-ago period, was 12% below plan during the second quarter which contributed to an operating loss in the period as compared to planned operating income. This plan was used in DeVry Group’s intangible asset impairment testing as of May 31, 2015,which indicated a fair value of the Carrington reporting unit that was approximately 8% above carrying value. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an interim impairment analysis during the second quarter of fiscal year 2016. As a result, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible asset and the goodwill balance were considered to be impaired and DeVry Group recorded non-cash, pre-tax impairment charges of $6.5 million and $93.0 million, respectively, in the second quarter of fiscal year 2016.

During DeVry Group’s annual intangible asset and goodwill impairment analysis completed as of May 31, 2016, it was determined that the Carrington reporting unit again indicated a fair value that was below its carrying value. During the second half of fiscal year 2016, Carrington’s revenue was approximately 8% below the revised forecast used in the second quarter impairment analysis, which contributed to an operating loss in the period as compared to forecasted operating income. The financial projections used in the second quarter valuation assumed enrollment levels that could not ultimately be achieved on the original timeline due to slower than anticipated opening of new learning centers and slower expansion of programs to existing centers. Accordingly, in conjunction with DeVry Group’s fiscal year 2017 annual plan which was approved by the Board of Directors in June 2016, Carrington’s previous fiscal year 2017 operating plan was revised downward as were future cash flow projections. As a result, Carrington intangible assets, consisting principally of the Accreditation and Title IV Eligibility asset, and the goodwill balance were considered to be impaired and were written down by $42.4 million and $5.8 million, respectively, in the fourth quarter of fiscal year 2016.

Although management believes its planned business and operational strategies, which include new teaching locations and adding high demand programs to current locations in order to leverage existing facilities, will reverse the negative revenue and operating income trend, there is uncertainty as to the timing of this reversal. See “Note 9: Intangible Assets” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, for additional disclosure on the impairment analyses.

During the fourth quarter of fiscal year 2015, Becker management made the decision to write-off an intangible asset related to operations in Eastern Europe and Russia which was determined to have no future value. This resulted in a pre-tax charge of $1.8 million. Becker is classified within the International and Professional Education segment.

Gain on the Sale of Assets

In the fourth quarter of fiscal year 2016, DeVry Group completed the sale of the DeVry University Kansas City, Missouri campus. Proceeds from the sale were $5.8 million, which resulted in a pre-tax gain of $3.2 million. In the third quarter of fiscal year 2016, DeVry Group completed the sale of the DeVry University Fremont, California, campus and student housing facility. Proceeds from the sale were $24.8 million, which resulted in a pre-tax gain of $3.8 million.

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, Georgia, which was vacated a number of years ago. The net proceeds on this sale were approximately $6.7 million, which resulted in the recording of a pre-tax gain of $1.9 million.

OPERATING (LOSS) INCOME

Total consolidated operating loss from continuing operations for fiscal year 2016 was $12.1 million, a decrease of $169.0 million as compared to operating income from continuing operations of $156.9 million in the prior year. The primary drivers of the decrease in operating income from continuing operations were the increases in impairment charges of $145.9 million and restructuring charges of $31.3 million. Excluding the effect of the impairment charge, restructuring charges and the gain on sale of assets, consolidated operating income from continuing operations increased 0.5% or $1.1 million in fiscal year 2016 as compared to the prior year. The positive effect on operating income from continuing operations, excluding the effect of the impairment charge, restructuring charges and the gain on sale of assets, of the increases in revenue at the Medical and Healthcare segment and DeVry Brasil were mostly offset by increases in expenses to support these growing operations.

Medical and Healthcare

Medical and Healthcare segment operating income decreased 90.2% to $14.3 million during fiscal year 2016, as compared to the prior year. Excluding the effect of the impairment charges of $147.7 million and restructuring charges of $5.6 million, segment operating income increased 9.2% during fiscal year 2016 as compared to the prior year. Revenue increases at DMI and Chamberlain more than offset the increase in the operating loss at Carrington and the increase in expenses to support growth.

International and Professional Education

International and Professional Education segment operating income increased 13.2% to $41.7 million during fiscal year 2016, as compared to the prior year. The increase in operating income was primarily driven by revenue growth at Becker resulting from an increase in the number of CPA exam candidates and growth at Becker Healthcare. This increase at Becker was partially offset by a decrease in operating income at DeVry Brasil of approximately $1.1 million during fiscal year 2016 resulting from a decline in the value of the Brazilian Real as compared to the U.S. dollar.

The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported operating income by approximately $4.4 million in fiscal year 2016. Without this currency effect, operating income at DeVry Brasil would have increased approximately $3.3 million in fiscal year 2016, as compared to the prior year, driven by both acquisitions and organic growth. The acquisitions of Grupo Ibmec and Facimp in fiscal year 2016 and the full-year effect of FMF, Faci and Damasio, which were acquired during fiscal year 2015, constituted all of this DeVry Brasil operating income growth in fiscal year 2016.

Business, Technology and Management

Business, Technology and Management segment operating loss was $46.9 million for fiscal year 2016, an increase from the operating loss of $17.7 million in the prior year. The increased operating loss in fiscal year 2016 was primarily the result of an increase of $34.4 million in restructuring charges recorded in fiscal year 2016, as compared to the prior year (as discussed earlier). Excluding the effect of the restructuring charges and the gain on sale of assets, operating income decreased 12.7% or $1.9 million in fiscal year 2016, as compared to the prior year. This decrease was the result of a decline in revenue resulting from the impact of lower new and total student enrollments and the higher use of scholarships and discounts almost fully offset by savings from cost reduction measures, which offset 99% of the lower revenue for the year. Total segment expenses for fiscal year 2016, excluding the restructuring charges, decreased $181.1 million or 23.2% as compared to the prior year. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management believes further cost control measures will be necessary in fiscal year 2017, and also believes that additional consolidations and closures of DeVry University locations are likely to occur.

NET INTEREST EXPENSE

Net interest expense for fiscal year 2016 of $5.2 million was $1.9 million higher than the prior year. The increase is the result of changes in the value of the Brazilian Real as compared to the U.S. dollar. Interest expense on the deferred purchase price agreement balances at DeVry Brasil include a factor which fluctuates with the changes in the exchange rate.

INCOME TAXES

Effective income tax rates on income from continuing operations were 84.1% in fiscal year 2016, compared to 12.1% in fiscal year 2015. The tax rate for the fiscal year 2016 was impacted by the Carrington impairment charges, which were only partially deductible for tax purposes, as well as additional domestic restructuring charges. In fiscal year 2016, DeVry Group’s effective income tax rate was favorably impacted by enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a five year period for tax years beginning after January 1, 2015 through December 31, 2019. DeVry Group’s effective income tax rate also reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and DeVry Brasil, and pursue other business opportunities outside the U.S. Accordingly, DeVry Group has not recorded a provision for the payment of U.S. income taxes on these earnings.

DISCONTINUED OPERATIONS

In December 2013, the assets of Advanced Academics Inc. (“AAI”) were sold for $2.0 million. The results of operations of AAI for the fiscal years 2015 and 2014 are classified in the Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows as discontinued operations.

The reported income on discontinued operations in fiscal year 2015 is comprised of $0.6 million in after-tax operating income due from a net settlement of service agreements, and a tax benefit adjustment of $5.0 million related to the correction of an error to properly record the income tax benefit on the impairment charge taken in the first quarter of fiscal year 2014. The reported loss on discontinued operations in the fiscal year 2014 is comprised of $5.3 million in after-tax operating losses and an impairment charge of $13.5 million for the net fair market write-down of AAI’s net assets.

See “Note 2: Discontinued Operations” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional disclosures.

FISCAL YEAR ENDED JUNE 30, 2015 VS. FISCAL YEAR ENDED JUNE 30, 2014

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI”) which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

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

Medical and Healthcare

Medical and Healthcare segment revenue increased 11.7% to $859.5 million in fiscal year 2015 as compared to the prior year. Higher total student enrollment at Chamberlain was the key driver of revenue growth. Key trends for DMI, Chamberlain and Carrington in fiscal years 2015 and 2014 are set forth below. See the discussion following enrollment information for explanation of the trends.

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

Tuition Rates:

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences and clinical rotation portions of AUC’s medical program were $19,550 and $21,875, respectively, per semester. These tuition rates represent an increase from the September 2013 rates of approximately 3.0%.

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences portion of the programs at RUSM were $19,675 per semester. Tuition and fees for the clinical portion of the program were $21,710 per semester. These tuition rates represent an increase from the September 2013 rates of approximately 4.5%.

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences portion of the programs at RUSVM were $17,725 per semester. Tuition and fees for the clinical portion of the program were $22,250 per semester. These tuition rates did not increase from the September 2013 rates.

•	The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses and health insurance.

Chamberlain College of Nursing

Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
New Students	2,066	3,864	2,137	3,702	2,166	3,205
% Change from Prior Year	60.8%	14.3%	9.5%	5.7%	3.5%	2.0%
Total Students	17,603	20,920	20,807	23,055	23,108	23,044
% Change from Prior Year	39.2%	33.3%	32.3%	27.1%	27.1%	21.7%

	Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	Mar. 2014	May 2014
New Students	1,285	3,380	1,952	3,501	2,092	3,142
% Change from Prior Year	(34.9)%	108.0%	(8.0)%	65.1%	55.0%	37.6%
Total Students	12,648	15,690	15,732	18,136	18,185	18,929
% Change from Prior Year	16.5%	30.2%	28.5%	32.2%	37.4%	35.7%

Continued demand for nurses positively influenced career decisions of new students towards this field of study in fiscal year 2015. The historical trend of increases in new student enrollments is attributable to increased demand for Chamberlain’s RN-to-BSN online degree option, MSN and DNP degree programs, the addition of several new campus locations, campus expansion and organic growth at existing locations.

Tuition Rates:

•	Effective for sessions beginning in July 2014, tuition was $665 per credit hour for students enrolling one to six credit hours per session in the Chamberlain BSN, ADN and LPN-to-RN programs. This rate was unchanged as compared to the prior year. Tuition was $300 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2014, tuition was $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree option. This tuition rate was unchanged from the July 2013 tuition rate. Tuition for students enrolled in the online MSN program is $650 per credit hour, which was unchanged from the prior year. The online DNP program was offered at $750 per credit hour. This tuition rate was unchanged from the July 2013 tuition rate.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2015
Term	Sept. 2014	Dec. 2014	Mar. 2015	June 2015	Total
New Students	2,623	1,951	2,187	2,771	9,532
% Change from Prior Year	(4.0)%	14.4%	(2.7)%	56.9%	12.8%
Total Students	7,634	7,444	7,639	7,508
% Change from Prior Year	(0.9)%	1.2%	(1.5)%	2.1%

	Fiscal Year 2014
Term	Sept. 2013	Dec. 2013	Mar. 2014	June 2014	Total
New Students	2,733	1,706	2,247	1,766	8,452
% Change from Prior Year	(19.5)%	(3.2)%	(6.0)%	9.9%	(7.7)%
Total Students	7,706	7,358	7,758	7,353
% Change from Prior Year	1.0%	(0.6)%	(2.4)%	3.4%

New student enrollment as of June 2015 was positively impacted by three new intake sessions in the period compared to two intake sessions in the prior fiscal year. Combined new student enrollment over the 12 month period ended June 30, 2015 increased 12.8% and total enrollment increased 0.2% compared to the year-ago 12 month period. Carrington continued to make targeted investments in enhancing its students’ academic experience and adding programs while keeping tuition increases minimal. These initiatives contributed to the growth in new student enrollment for fiscal year 2015 compared to the prior fiscal year, which resulted in an increase in total student enrollment for the same period.

Tuition rates:

•	On a per credit hour basis, tuition for Carrington programs ranged from $302 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses were charged at $335 to $371 per credit hour. Students were charged a non-refundable registration fee of $100, and they were also charged separately for books and program-specific supplies and/or testing. A student services fee ranging from $75 to $150, depending on the program, was charged as well. Total program tuition ranged from approximately $12,000 to $15,000 for most certificate programs up to approximately $60,000 for a few advanced programs.

International and Professional Education

International and Professional Education segment revenues rose 13.5% to $258.8 million in fiscal year 2015 as compared to the prior year. DeVry Brasil was the driver of revenue growth in this segment. Revenue at DeVry Brasil increased 26.9% in fiscal year 2015 as compared to the prior year. The decline in value of the Brazilian Real as compared to the U.S. dollar reduced reported revenue for the fiscal year by approximately $34 million. Without this currency effect, revenue at DeVry Brasil would have risen approximately 54% in fiscal year 2015 as compared to the prior year. In addition to revenue growth within existing institutions of 32%, the acquisitions of FMF, Faci and Damasio, which were acquired during fiscal year 2015, contributed revenue growth of 22%. Partially offsetting this revenue increase was a decline in revenue at Becker of 2.9% compared to the prior year, which was driven by a decline in the number of CPA exam candidates as well as weak demand in Becker’s Russian and Eastern European operations primarily the result of currency weakness and turbulence in local economies. Key enrollment trends for DeVry Brasil in fiscal years 2015 and 2014 are set forth below.

DeVry Brasil Student Enrollment:

	Fiscal Year 2015		Fiscal Year 2014
Term	Sept. 2014	Mar. 2015	Sept. 2013	Mar. 2014
New Students	5,217	19,589	3,785	8,845
% Change over Prior Year	37.8%	121.5%	(4.8)%	19.7%
Total Students	33,591	58,724	29,340	33,013
% Change over Prior Year	14.5%	77.9%	39.5%	13.5%

The number of new students reported in the March 2015 semester has been revised to 19,589 students versus 18,173 students as previously reported. Several DeVry Brasil institutions improved their data collection methods to more accurately count students. This error had no effect on reported revenue or results of operations.

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damasio. The acquisitions of FMF, Faci and Damasio, which all occurred in fiscal year 2015, added 8,155 new student enrollments and 20,858 total student enrollments to the March 2015 semester totals. Excluding the effect of these recent acquisitions, new and total enrollment grew 13% and 15%, respectively, in the March 2015 semester.

In addition, in fiscal year 2015, DeVry Brasil enrolled 1,852 students in Pronatec, a federal government-sponsored certificate program that aims to increase the number of technical and vocational students in Brazil. No new students were enrolled in Pronatec in the March 2015 semester as the federal government deferred entrance of new students until the second session of calendar year 2015.

DeVry Brasil’s institutions and program offerings are subject to regulation by Brazil’s MEC which may impose limits on the number of students who can be enrolled in the programs.

DeVry Brasil students are eligible for loans under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program, which is financed by the Brazilian government. As of June 30, 2015, approximately 40% of DeVry Brasil’s degree-seeking students are financed under the FIES program. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping achieve the national goal of college graduates; however, recently enacted changes to the FIES regulations have served to add restrictions limiting student eligibility for FIES funding and extend the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts from 732,000 in 2014 to 300,000 in 2015, decreasing the monthly minimum family income thresholds that cannot be exceeded in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition FIES changed the number of annual payments to participating institutions from 12 to 8 installments and increased the annual interest rate borrowers are charged from 3.4% to 6.5%. The DeVry Brasil institutions have increased efforts to attract more non-FIES students in order to reduce dependency on this program. Also, DeVry Brasil is working with private lenders to increase funding sources for prospective students. DeVry Brasil institutions offer programs of study and in areas of the country that the Brazilian government favors in issuing FIES loans. However, the changes in the FIES program resulted in fewer students qualifying for the FIES program and adversely impacted DeVry Brasil’s liquidity by lengthening the reimbursement period from the Brazilian government. As a result of this change, the FIES accounts receivable balance increased from $16 million to $30 million as of June 30, 2015.

Business, Technology and Management

Revenue in the Business, Technology and Management segment, which is composed solely of DeVry University, decreased 14.6% to $794.2 million in fiscal year 2015 as compared to the prior year as a result of a decline in student enrollment and a decrease in revenue per student as compared to the year-ago period. Enrollment declines are expected to continue for the first quarter of fiscal year 2016, which will result in lower revenue. Key trends in enrollment and tuition pricing in fiscal years 2015 and 2014 are set forth below.

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

The term “coursetaker” refers to the number of courses take by a student. Thus, one student taking two courses is counted as two coursetakers.

Management believes the decreases in undergraduate and graduate enrollment were due to lower demand from DeVry University’s target student segment driven by heightened competition from both public-sector and private-sector education providers, the availability of lower cost degrees, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. Management believes heightened competition at the local level had increased, as local colleges started targeting adult students to a much greater extent; local public-sector and independent colleges are taking share from national competitors. Pricing pressure was increasing, and while students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than many of its public and private-sector competitors.

During fiscal year 2015, DeVry University reduced costs through staffing adjustments, managing open positions, consolidating locations, optimizing course scheduling to better utilize classrooms, simplifying program offerings and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 18 campus locations and completed 13 campus size reductions. As of the commencement of the July 2015 session, DeVry University operated 81 campus locations.

Tuition rates:

•	In July 2014, DeVry University froze both undergraduate and graduate tuition rates for the school year which ended in June 2015. This tuition freeze remained in effect in fiscal year 2015. Beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate was increased from seven to eight credit hours.

•	For fiscal year 2015, DeVry University’s undergraduate tuition was $609 per credit hour for students enrolling in one to seven credit hours per session. This rate was unchanged from the prior year. Tuition was $365 per credit hour for each credit hour in excess of seven credit hours. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Keller program tuition per course was $2,298, which was unchanged from the prior year.

•	Any tuition rate increases instituted after July 2015 applied only to newly enrolled students. Existing students paid the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, course and other educational materials, student education-related support activities and the provision for uncollectible student accounts.

DeVry Group’s Cost of Educational Services increased 1.7% to $1,000.1 million during fiscal year 2015 as compared to the prior year. This increase includes costs that were incurred to support a higher number of total student enrollments for Chamberlain and DeVry Brasil as compared to the year-ago period and the need to support continued growth at DMI. Cost of Educational Services within DeVry University and Carrington were lower by 12.0% and 6.1%, respectively, in fiscal year 2015 as compared to the prior year. The decreases at both institutions were primarily a result of savings from cost reduction measures. The costs at DeVry Brasil for fiscal year 2015 include the expenses of FMF, Faci and Damasio which were all acquired during fiscal year 2015 (combined effect of $22.4 million increase in Cost of Educational Services).

As a percentage of revenue, Cost of Educational Services increased to 52.4% in fiscal year 2015 from 51.1% in the prior year. The increase was primarily the result of costs that were incurred for Chamberlain’s new campuses and decreased operating leverage within DeVry University.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 2.7% to $708.3 million during fiscal year 2015 as compared to the prior year. The decrease was primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and DeVry Group home office. Also, management is finding ways to be more efficient in marketing and recruiting efforts. These reductions were partially offset by the expense growth necessary to support the operations of DeVry Group’s other institutions (DMI, Chamberlain, DeVry Brasil, and Becker) as well as an increase in legal fees related to an ongoing Federal Trade Commission (“FTC”) inquiry as described in “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The costs at DeVry Brasil for fiscal year 2015 include the expenses of FMF, Faci and Damasio which were all acquired during fiscal year 2015. Amortization of finite-lived intangible assets in connection with acquisitions of institutions decreased by $2.3 million during fiscal year 2015 as compared to the prior year. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 37.1% in fiscal year 2015 from 37.8% during the prior year. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Restructuring Expense

During fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $23.5 million. Also during fiscal year 2015, DeVry University implemented a voluntary separation plan (“VSP”) and a reduction in force (“RIF”). DeVry Group home office and Becker also experienced workforce reductions in fiscal year 2015. These actions reduced DeVry Group’s workforce by 668 total positions and resulted in pre-tax charges of $19.4 million during fiscal year 2015. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in fiscal year 2015 as follows: $6.9 million to Medical and Healthcare, $0.1 million to International and Professional Education, $32.6 million to Business, Technology and Management and $3.3 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

For fiscal year 2014, DeVry Group recorded pre-tax charges related to real estate consolidations of $18.7 million. Also, DeVry Group implemented RIFs that resulted in a pre-tax charge of $14.0 million in fiscal year 2014 that represented severance pay and benefits for these employees. These restructuring costs were allocated to the segments in fiscal year 2014 as follows: $7.9 million to Medical and Healthcare, $0.2 million to International and Professional Education, $21.7 million to Business, Technology and Management and $2.9 million to the DeVry Group home office.

Cash payments for the fiscal year 2015 and 2014 charges were approximately $32.1 million for fiscal year 2015. The remaining accrual for these charges was $27.0 million as of June 30, 2015. The balance was paid within 12 months except for rent charges which will be paid out for periods of up to nine years.

Asset Impairment Charge

During the fourth quarter of fiscal year 2015, Becker management made the decision to write-off an intangible asset related to operations in Eastern Europe and Russia which was determined to have no future value. This resulted in an after-tax charge of $1.8 million. Becker is classified within the International and Professional Education segment.

Gain on the Sale of Assets

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, Georgia, which was vacated a number of years ago. The net proceeds on this sale were approximately $6.7 million, which resulted in the recording of a pre-tax gain of $1.9 million.

OPERATING INCOME

Total consolidated operating income from continuing operations for fiscal year 2015 of $156.9 million decreased 13.4% as compared to the prior year. The primary drivers of the decrease in operating income were an increase in the restructuring charge, the revenue decline at DeVry University and decreased revenue at Becker. Excluding the effect of the restructuring charges, consolidated operating income from continuing operations decreased 6.6% in fiscal year 2015 as compared to the prior year. The effect on operating income before restructuring charges of the revenue declines at DeVry University was partially offset by cost reduction measures in this segment. Also partially offsetting the reduced operating income from DeVry University were the effects of the revenue increases in the Medical and Healthcare segment and at DeVry Brasil, compared to fiscal year 2014.

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

International and Professional Education

International and Professional Education segment operating income decreased 13.9% to $36.8 million during fiscal year 2015, as compared to the prior year. The decreased operating income was primarily driven by decreased revenue at Becker resulting from a decline in the number of CPA exam candidates, as well as weak demand in Becker’s Russian and Eastern European operations primarily the result of currency weakness and turbulence in local economies, along with the $1.8 million asset impairment charge. This decrease at Becker was partially offset by an increase in operating income at DeVry Brasil of approximately $2.5 million during fiscal year 2015 (approximately 40% of which is attributable to the acquisitions of FMF, Faci and Damasio).

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

INCOME TAXES

Taxes on income from continuing operations were 12.1% in fiscal year 2015, compared to 15.4% in fiscal year 2014. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

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

DISCONTINUED OPERATIONS

In December 2013, the assets of Advanced Academics Inc. (“AAI”) were sold for $2.0 million. The results of operations of AAI for the fiscal years 2015 and 2014 were classified in the Consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations.

The reported income on discontinued operations in fiscal year 2015 was comprised of $0.6 million in after-tax operating income due from net settlement of service agreements, and a tax benefit adjustment of $5.0 million related to the correction of an error to properly record the income tax benefit on the impairment charge taken in the first quarter of fiscal year 2014. The reported loss on discontinued operations in the fiscal year 2014 was comprised of $5.3 million in after-tax operating losses and an impairment charge of $13.5 million for the net fair market write-down of AAI’s net assets.

See “Note 2: Discontinued Operations” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional disclosures.

CRITICAL ACCOUNTING POLICIES

“Note 3: Summary of Significant Accounting Policies," to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, describes the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

Chamberlain, Carrington, DeVry Brasil higher education and DeVry University tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of primarily U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker and DeVry Brasil’s test preparation live classroom and DeVry Brasil’s online tuition revenue is recognized on a straight-line basis over the applicable delivery period.

Sales of textbooks, electronic course materials and other educational products, including training services and the Becker self-study sales, are included in Other Educational Revenue in the Consolidated Statements of Income (Loss). Textbook, electronic course materials and other educational product revenue is recognized when the sale occurs. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenue and recognized when confirmation of course delivery is received.

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

The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income (Loss), is recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $46.5 million, $42.3 million and $36.1 million for the years ended June 30, 2016, 2015 and 2014, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student leaves school prior to completing an academic term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $64.5 million and $65.0 million at June 30, 2016 and 2015, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income (Loss), for years ended June 30, 2016, 2015 and 2014 were $35.4 million, $47.6 million and $52.4 million, respectively. The decrease in the provision was the result of lower revenue and better collection experience at DeVry University compared to the prior year.

Expense Recognition

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

Impairment of Goodwill and Other Intangible Assets

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. Authoritative guidance provides for a three step approach to evaluating potential impairment of goodwill and a quantitative or qualitative review of indefinite-lived intangible assets in order to determine if it is more likely than not that these assets have been impaired. Step 0 is a qualitative assessment used to determine whether it is necessary to perform the succeeding two-steps in evaluating impairment of goodwill.

DeVry Group had seven reporting units which contained goodwill as of the fourth quarter of fiscal year 2016. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill. In analyzing the results of operations and business conditions of all seven reporting units (Step 0), it was determined that for five of the reporting units, a Step 1 impairment analysis was not necessary to determine if the carrying values of the reporting unit exceeded their fair values as of the May 31, 2016, annual impairment review date. For the other two reporting units (DeVry University and Carrington) the results of operations as compared to plan and the prior year as well as forecasted results and the general business environment surrounding their operations required a Step 1 analysis and, in the case of Carrington, a Step 2 analysis.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the Step 1 analysis, the estimate of the fair value of each reporting unit is based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and future plans and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 14.8% and 13.8% were utilized for the DeVry University and Carrington reporting units, respectively. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both institution specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of goodwill.

For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of all seven reporting units, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In calculating fair value, DeVry Group uses various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV eligibility and a discounted cash flow model for accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. In qualitatively assessing the indefinite-lived assets of all seven reporting units, it was determined that for all intangibles except those in the DeVry University and Carrington reporting units, it was more likely than not that these assets’ fair values exceeded their carrying values as of the May 31, 2016, annual impairment review date. For two reporting units (DeVry University and Carrington) the qualitative assessment required further quantitative analysis. In fiscal year 2016, in determining fair values of intangible assets, discount rates of 14.8% and 13.8% were utilized for those assets at the DeVry University and Carrington reporting units, respectively. The discount rate utilized takes into account management’s assumptions on growth rates and risk, both institution specific and macroeconomic, inherent in that reporting unit. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Management believes the decline in the market capitalization of DeVry Group in fiscal year 2016 is indicative of the reaction to the news of regulatory inquires, in particular the Federal Trade Commission (FTC) civil complaint filed against DeVry University in January 2016 (see “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8 of this form 10-K), as well as continuing declining enrollment and financial results of DeVry University. DeVry University’s contributions to the operating results of DeVry Group have been diminishing for several years as DeVry University diminishes in size and the other DeVry Group institutions continue to grow; however, the market continues to react unfavorably as if DeVry University was a much larger contributor to DeVry Group. Management concluded that the decline in market capitalization during fiscal year 2016 was not indicative that the fair values of the DeVry Group reporting units had more likely than not declined below their carrying values and was not cause for an interim impairment review. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment, increased competition, innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others.

During the second quarter of fiscal year 2016, revenue and operating income for the Carrington reporting unit were significantly below management’s operating plan. Carrington had invested in faculty and program costs based on planned growth in enrollment; however, new student enrollment did not meet plan and costs could not be reduced commensurate with these enrollment shortfalls. This plan was utilized in the annual impairment review completed as of May 31, 2015. In this review, the Carrington fair value exceeded its carrying value by 8%. Carrington’s second quarter revenue was 12% below plan. As a result of this revenue shortfall, Carrington generated a fully allocated operating loss in the second quarter as compared to planned operating income.

Based upon these facts and circumstances, management performed an interim impairment review as of November 30, 2015 for the Carrington indefinite-lived intangible asset and the Carrington reporting unit. As a result of the revenue shortfall experienced in the second quarter of fiscal year 2016, management revised its fiscal year 2016 forecast and future cash flow projections for Carrington. To determine the fair value of the Carrington indefinite-lived intangible asset and Carrington reporting unit in our interim step one impairment analysis, a discounted cash flow valuation method was utilized incorporating assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. Management used significant unobservable inputs (Level 3) in our discounted cash flow valuation including future cash flow projections and discount rate assumptions. A discount rate of 14% was utilized in the Carrington valuation which takes into account management’s assumptions on growth rates and risk, both institution specific and macro-economic, inherent in the reporting unit. This rate was higher than the 13% used in the fiscal year 2015 valuation due to the addition of an institution specific premium necessitated by an increased risk of meeting future operating plans. This intangible asset is closely tied to the overall risk of the reporting unit in which it is recorded so management would expect the discount rate to approximate that used for valuing this reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.

Management’s interim step two impairment analysis in the second quarter of fiscal year 2016 resulted in an estimated fair value for the Carrington Accreditation and Title IV Eligibility intangible asset of $60.7 million which was $6.5 million less than its carrying value at November 30, 2015. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $5.8 million. This was $93.0 million less than the carrying value of this reporting unit. Accordingly, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $6.5 million and $93.0 million, respectively, in the second quarter of fiscal year 2016.

An interim triggering event analysis was limited to Carrington during fiscal year 2016 because only Carrington had a small enough margin between estimated fair value and carrying value as of May 31, 2015 where the actual results in any quarter deviated from plan by an amount sufficient to result in a possible impairment. The estimated fair values of DeVry Group’s indefinite-lived intangible assets exceeded their carrying values by no less than 56% as of the end of fiscal year 2015, except the AUC accreditation where the excess was 7%. Operating income at all reporting units except Carrington, as discussed above, during fiscal year 2016 were not materially different from the budgeted operating income that was used in the impairment analysis as of May 31, 2015; thus, management did not believe the fair values of any reporting unit would have declined enough to fall below the carrying values prior to the May 31, 2016 annual impairment review.

The May 31, 2016 annual impairment review, using inputs and techniques mentioned above, indicated further impairment of the Carrington reporting unit. Revenue and operating income for the second half of fiscal year 2016 were significantly below management’s revised financial projections used in the second quarter interim impairment analysis. Second half revenue was approximately 8% below the revised forecast which contributed to an operating loss in the period as compared to forecast operating income. Carrington’s planned growth in enrollment did not materialize as total student enrollment declined 10% in the March and June quarters compared to the prior year and 8% sequentially from the first half of fiscal year 2016 and costs could not be reduced commensurate with enrollment shortfalls. The financial projections used in the second quarter valuation assumed enrollment levels that could not ultimately be achieved on the original timeline due to slower than anticipated opening of new learning centers and slower expansion of programs to existing centers. Accordingly, in conjunction with DeVry Group’s fiscal year 2017 annual plan which was approved by the Board of Directors in June 2016, Carrington’s fiscal year 2017 previous operating plan was revised downward as were future cash flow projections.

At May 31, 2016, management performed an impairment analysis and calculated fair value estimates for the Carrington intangible assets, primarily for the Accreditation and Title IV Eligibility intangible asset, of $20.2 million which was $42.4 million less than the carrying values at May 31, 2016. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have no implied goodwill. This was $5.8 million less than the carrying value of this reporting unit. As a result, Carrington intangible assets, consisting principally of the Accreditation and Title IV Eligibility asset, and the goodwill balance were considered to be impaired and were written down by $42.4 million and $5.8 million, respectively, in the fourth quarter of fiscal year 2016.

The May 31, 2016 annual impairment review did not indicate impairment of any other reporting unit. For fiscal year 2016, the DeVry University reporting unit experienced a 23.0% decline in revenue and a decline in operating income, before restructuring charges and a gain on the sale of assets, of 12.7% from the prior year. Based on the May 31, 2016 impairment review, DeVry University’s current and forecasted profitability is sufficient to maintain a fair value greater than its carrying value. The fair value of this reporting unit exceeded its carrying value by 6% as of the May 31, 2016 valuation date. An increase of 100 basis points in the discount rate used in the fourth quarter impairment analysis would result in a fair value less than the carrying value for DeVry University. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry Group’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized. DeVry University has been able to adjust operating expenses to offset in excess of 90% of the revenue declines experienced over the last two years. This has resulted in positive cash flows sufficient to produce a fair value in excess of the carrying value of this reporting unit. Management monitors enrollment and financial performance of the reporting unit. Should management not be able to adjust costs to offset future declines in student enrollment and revenue, resulting in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value, and goodwill and intangible assets could be impaired. Also, regulatory changes and the outcome of legal or regulatory actions could have a material adverse effect on the financial condition, results of operations and cash flows of DeVry University and impose significant restrictions on the ability of DeVry University to operate. These scenarios could require a write-off of up to $23.8 million of intangible assets and goodwill.

At June 30, 2016, intangible assets from business combinations totaled $342.9 million and goodwill totaled $588.0 million. Together, these assets equaled approximately 44% of total assets as of such date, and any impairment could significantly affect future results of operations.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In fiscal years 2016 and 2015, management consolidated operations at several DeVry University and Carrington locations. These decisions resulted in the pre-tax accelerated depreciation and write-offs on leasehold improvements and equipment of $13.7 million and $4.3 million during the fiscal years ended June 30, 2016 and 2015, respectively. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss) (see “Note 10: Restructuring Charges” to the Consolidated Financial Statements in Part II, Item 8 of this Form-10K). For a discussion of the impairment of goodwill and intangible assets see “Note 9: Intangible Assets” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K as well as the section above.

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

Estimates and Assumptions

DeVry Group’s financial statements include estimates and assumptions about the reported amounts of assets, liabilities, revenue, and expenses whose exact amounts will not be known until future periods. Management has discussed with the Audit and Finance Committee of the Board of Directors the critical accounting policies discussed above and the significant estimates included in the Consolidated Financial Statements of this Form 10-K. Although management believes its assumptions and estimates are reasonable, actual amounts may differ from the estimates included in the Consolidated Financial Statements thereby materially affecting results in the future.

DeVry Group’s Consolidated Financial Statements reflect the following significant estimates and assumptions:

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

Restructuring and Other Charges

DeVry Group’s Consolidated Financial Statements include charges related to the reduced enrollments at several of its institutions. Management is reducing DeVry Group’s cost structure to align with these reduced enrollments. Such charges include severance and related benefits for reductions in staff and voluntary separation plans and real estate consolidation charges for early lease termination or cease-of-use costs and losses on disposals of property and equipment.

CONTINGENCIES

For a discussion of legal proceedings, see “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

The following table summarizes DeVry Group’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2015 and 2014, respectively. Final data for fiscal year 2016 is not yet available.

	Fiscal Year
Funding Source:	2015	2014
Federal Assistance (Title IV) Program Funding (Grants and Loans)	59%	60%
Brazil FIES Public Loan Program	2%	3%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	37%	35%
Total	100%	100%

The pattern of cash receipts during the year is seasonal. DeVry Group’s accounts receivable peak immediately after bills are issued each semester/session. Accounts receivable reach their lowest level at the end of each semester/session, dropping to their lowest point during the year at the end of December.

At June 30, 2016, total accounts receivable, net of related reserves, was $162.4 million compared to $139.2 million at June 30, 2015. The main drivers of the increase in net accounts receivable were the impact of additional receivables attributable to the DeVry Brasil acquisition of Grupo Ibmec and the delayed FIES funding on the DeVry Brasil accounts receivable. DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program which is financed by the Brazilian government. The Brazilian government announced changes to this program which include extending the payment period from the government to the participating institutions. This change resulted in a higher level of accounts receivable at DeVry Brasil. Higher receivable levels also were recorded at Chamberlain as the result of increased revenue.

The FIES accounts receivable balance at June 30, 2016 was approximately $67.1 million compared to a balance of approximately $30.3 million at June 30, 2015. Of this amount, approximately $54.1 million is recorded as Accounts Receivable, Net and approximately $13.0 million is recorded as non-current Other Assets at June 30, 2016. The increase in total FIES accounts receivable was caused by a delay in the receipt of funds from the Brazilian government. The government has implemented a payment plan for all outstanding calendar year 2015 FIES amounts. The amount receivable for calendar year 2015 FIES loans is $29.9 million as of June 30, 2016. DeVry Brasil received the first installment payment on this balance under a deferred payment plan of $7.2 million on July 1, 2016, which represented 25 percent of this 2015 FIES amount plus an inflation adjustment. DeVry Brasil expects to receive additional deferred payments on the remaining balances equal to 25 percent of the original balance by June 30, 2017 and 50 percent by June 30, 2018. Each payment will include an adjustment based on the Brazilian inflation rate. In addition, the Brazilian government has paid participating institutions timely installments for all calendar year 2016 FIES loans.

Financial Aid

Like other higher education institutions, DeVry Group is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry Group’s financial condition and cash flows could be materially and adversely affected. Please see “Item 1A – Risk Factors” in Part I of this Form 10-K, for a discussion of student financial aid related risks.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. and Brazil. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Comprehensive program reviews of Carrington College-Phoenix, RUSM, Carrington College-California and DeVry University were initiated in April, May, June and August 2014, respectively, and remain open and ongoing. On January 27, 2016, DeVry University received a preliminary program review report from the U.S. Department of Education (“ED”), which identified findings relating to its fiscal administration, student eligibility and administrative capability and provides DeVry University an opportunity to respond to the preliminary findings. If ED determines that we have failed to demonstrate either financial responsibility or administrative capability in any pending program review, or otherwise determines that an institution has violated the terms of its program participation agreement, we could be subject to sanctions including; fines, penalties, reimbursement for discharged loan obligations, a requirement to post a letter of credit, suspension or termination of our eligibility to participate in the Title IV programs. ED regulations regarding financial responsibility provide that, if any one of DeVry Group’s Title IV-eligible institutions is unable to pay its obligations under its program participation agreement as a result of operational issues and/or an enforcement action, DeVry Group’s other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. As a result, even though DeVry Group’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the business, financial condition, results of operations and cash flows of DeVry Group’s other institutions and for DeVry Group as a whole, and could result in the imposition of significant restrictions on the ability for DeVry Group’s other institutions and for DeVry Group to operate. The timing or final outcome of the DeVry University program review, or its possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time.

In conjunction with its program review of RUSM, ED issued a cease and desist letter for funding students enrolled in a fifth semester course offered at two U.S. sites. The order has the potential to impact the continued Title IV eligibility for anyone who took the course during the period from July 2011 through September 2014. RUSM provided a response to ED, clarifying the nature of the fifth semester course and resumed Title IV funding for all of its students. ED subsequently issued a Program Review Report containing a single finding which relates to the fifth semester course offered at two U.S. sites. RUSM has not responded to the report and intends to continue to dispute the allegations in the finding. Should ED assess liabilities related to this finding, management estimates its maximum liability would not materially adversely affect its business, financial conditions and/or operation results.

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of ED (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”) based on a portion of its pending August 28, 2015 inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations relate to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). DeVry University has requested a hearing on ED’s decision, and will collaborate closely with ED to demonstrate DeVry University’s compliance and resolve this matter satisfactorily. In the event DeVry University is unable to demonstrate its compliance or otherwise resolve this matter satisfactorily, the January 2016 Notice would become effective, thus requiring, among other things, DeVry University to cease its Since 1975 Representation, notify enrolled and prospective students that such representations were unsubstantiated under ED regulations, and take certain steps to substantiate future representations related to post-graduation employment outcomes. Additionally, DeVry University would be required to file a letter of credit with ED in an amount at least equal to 10% of the Title IV funds disbursed by DeVry University for its most recently completed fiscal year, which would reduce DeVry Group’s available credit under our revolving credit facility and/or unrestricted cash balances by an amount equal to the letter of credit. In such circumstances, DeVry University would also be required to disburse funds under either ED FSA’s cash monitoring or reimbursement payment method, the latter of which could result in delayed, potentially substantial, disbursement of Title IV funds. DeVry University also would be required to participate in the Title IV programs under provisional certification during which time it would be required to obtain prior ED approval to open a new location, add an educational program, or make any other substantive changes. Provisional certification status carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. The timing or outcome of this matter, or its possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time. The defense, resolution, or settlement of this matter, or any matter potentially under review arising from the August 28, 2015 inquiry, could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs for each of DeVry Group’s Title IV eligible institutions for fiscal years 2015 and 2014, respectively. Final data for fiscal year 2016 is not yet available.

	Fiscal Year
	2015	2014
American University of the Caribbean School of Medicine	80%	81%
Ross University School of Medicine	80%	80%
Ross University School of Veterinary Medicine	84%	85%
Chamberlain College of Nursing	65%	65%
Carrington College:
California	76%	77%
Boise	70%	72%
Portland	76%	74%
Phoenix	80%	80%
DeVry University:
Undergraduate	(1)	68%
Graduate	(1)	67%
Total	66%	68%

(1) During fiscal year 2015, DeVry University undergraduate and Keller Graduate School of Management began reporting under one Office of Postsecondary Education identification number (OPEID). As a result, there is no Undergraduate and Graduate breakout for DeVry University for fiscal year 2015 data.

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At June 30, 2016, cash in the amount of $7.2 million was held in restricted bank accounts, compared to $10.7 million at June 30, 2015.

A separate financial responsibility test for continued participation by an institution’s students in U.S. federal financial assistance programs, which pre-dates the program integrity regulations, is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to cash monitoring and other participation requirements. An institution with a score less than 1.0 is considered not financially responsible. However, a school with a score less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to cash monitoring requirements and post a letter of credit (equal to a minimum of 10 percent of the Title IV aid it received in the institution's most recent fiscal year).

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from continuing operations during the fiscal years ended June 30, 2016 and 2015 (in thousands):

	For the Year Ended June 30,
	2016	2015
Net (Loss) Income from Continuing Operations	$(2,756)	$135,123
Non-cash Items	303,071	209,999
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components	(68,746)	(141,855)
Total Net Cash Provided by Operating Activities-Continuing Operations	$231,569	$203,267

Cash generated from continuing operations in fiscal year 2016 was $231.6 million, compared to $203.3 million in the prior year. The increase in cash provided by operating activities-continuing operations was partially driven by an increase of $8.0 million in net income from continuing operations before non-cash asset impairment charges in fiscal year 2016, compared to the prior year. The decrease in non-cash items besides the asset impairment charges in fiscal year 2016 as compared to the prior year was primarily the result of a decrease in deferred income tax expense. In addition, depreciation expense was lower in fiscal year 2016 due to the cumulative effect of lower levels of capital investment activity in previous years along with the cumulative effect of restructuring asset write-offs over the past several years.

Changes from June 30, 2015, in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Businesses consisted of the following:

•	The increase in cash flows in fiscal year 2016 due to changes in net prepaid expenses, accounts payable and accrued expenses was $44.1 million more than the year-ago period driven by overall cost reductions and the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The increase in cash flows in fiscal year 2016 due to changes in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $29.0 million more than the year-ago period. The main driver of this change was a decrease in restricted cash and an increase in deferred revenue.

Cash Used in Investing Activities

Capital expenditures in fiscal year 2016 were $69.4 million compared to $88.7 million in the prior year. DeVry Group continues to invest capital for the new Chamberlain and DeVry Brasil campuses and improving and expanding existing facilities within DMI, along with spending on facility consolidations at DeVry University.

Capital spending for fiscal year 2017 will support continued investment at RUSM and RUSVM; and facility improvements for Chamberlain and DeVry Brasil. Management anticipates full year fiscal year 2017 capital spending to be in the $80 million range.

During the fourth quarter of fiscal year 2016, DeVry Group sold the DeVry University Kansas City, Missouri campus. Net proceeds from this sale were $5.8 million which resulted in a $3.2 gain on the sale.

During the third quarter of fiscal year 2016, DeVry Group sold the DeVry University Fremont, California campus and student housing facilities. Net proceeds from this sale were $24.8 million which resulted in a $3.8 gain on the sale. DeVry University currently leases a small portion of the campus facility where it may continue to operate until June 2017. The student housing facility was leased by DeVry University until June 30, 2016.

On June 1, 2016, DeVry Brasil completed the acquisition of Facimp. Facimp is headquartered in Imperatriz, Maranhao. Facimp currently serves nearly 2,000 undergraduate students in 11 programs including business, law, nursing, pharmacy and dentistry. This acquisition continues the process of expanding DeVry Group’s presence in Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $6.3 million in cash, in exchange for the stock of Facimp. Approximately $3.5 million was paid in the fourth quarter of fiscal year 2016, with remaining amounts to be paid over the succeeding four years.

On December 15, 2015, DeVry Brasil completed the acquisition of Grupo Ibmec. Grupo Ibmec is headquartered in São Paulo and operates campuses located in Rio de Janeiro, Brasilia and Belo Horizonte, and operates under the name Metrocamp in Campinas. A nationally recognized educational institution, Grupo Ibmec has been widely-known for its academic excellence for more than 40 years and currently serves nearly 15,000 undergraduate and graduate students onsite and online throughout Brazil. This acquisition continues the process of expanding DeVry Group’s presence in Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $191.0 million in cash, in exchange for the stock of Grupo Ibmec. The majority of payments were made in the second quarter of fiscal year 2016, with payments of approximately $10.5 million required over the succeeding six years.

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

Cash Used in Financing Activities

DeVry Group’s consolidated cash balances of $308.2 million at June 30, 2016, included approximately $95.3 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the U.S. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded to $550 million subject to bank approval. For fiscal year 2016, cash flows from domestic operating activities were approximately $168.3 million which when added to DeVry Group’s beginning of the year domestic cash balances, was sufficient to fund $38.5 million of domestic capital investment, repurchase $32.6 million in common stock and pay dividends of $23.0 million in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $0.1 million as of each of June 30, 2016 and 2015. As of June 30, 2016, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of June 30, 2016. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

As of June 30, 2016, there were no borrowings under this agreement; however, on July 1, 2016, DeVry Group borrowed $175 million under its revolving credit facility to fund the acquisition of Association of Certified Anti-Money Laundering Specialists (“ACAMS”) (see “Note 17: Subsequent Event” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. DeVry Group was in compliance with the debt covenants as of June 30, 2016.

DeVry Education Group Inc.
Borrowing Limit	$400 million, with options to increase to $550 million
Interest Rate	At DeVry Group's discretion, either the Base Rate rate plus 1.0% - 2.0%, or a LIBOR or LIBOR-Equivalent Eurocurrency rate plus 2.0% - 3.0%, depending upon the achievement of certain financial ratios.
Maturity	March 31, 2020
Outstanding Borrowings at June 30, 2016	$0
Interest Rate at June 30, 2016	N/A
Outstanding Letters of Credit at June 30, 2016	$0.1 million

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Facid, FMF, Faci, Damasio, Grupo Ibmec and Facimp (see “Note 8: Business Combinations” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a discussion of the FMF, Faci, Damasio, Grupo Ibmec and Facimp acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2016. DeVry Group had no open derivative positions at June 30, 2016.

		Due In
		Less Than			After	All
	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
	(in thousands)
Operating Leases	$627,609	$101,107	$174,356	$147,185	$204,961	$-
Deferred Purchase Price Agreements	32,121	7,655	15,138	4,295	5,033	-
Employment Agreements	1,640	367	632	641	-	-
Uncertain Tax Positions	7,497	1,253	-	-	-	6,244
Total Cash Obligation	$668,867	$110,382	$190,126	$152,121	$209,994	$6,244

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see “Note 3: Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute approximately 27.8% of DeVry Group’s overall assets, and its Brazilian liabilities constitute approximately 16.4% of overall liabilities. The Brazilian Real has been volatile in relation to the U.S. dollar over the past 12 months, declining as much as 22% by December 2015, and recovering most of that loss by the end of fiscal year 2016. DeVry Group made investments in Brazil during the fiscal year, the largest of which was the purchase of Grupo Ibmec in December 2015 at one of the lowest exchange rates experienced during the year. Thus, although the value of the Brazilian Real was little changed in relation to the U.S. dollar at June 30, 2016, compared to the prior year, Accumulated Other Comprehensive Loss declined by $34.6 million because of a translation adjustment gain experienced on the Grupo Ibmec investment. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $15.8 million. The volatility in value of the Brazilian Real has also resulted in lower than expected U.S. translated revenue and operating income.

The interest rate on DeVry Group’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At June 30, 2016, DeVry Group had no outstanding borrowings under this facility.

DeVry Group’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, as discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in subsection “Liquidity and Capital Resources” of this Form 10-K, the DeVry Brasil FIES accounts receivable balance has increased to $67.1 million as of June 30, 2016. The FIES funding for calendar year 2015, accounts for $29.9 million of the total outstanding FIES balance. In January 2016, DeVry Brasil entered into a repayment agreement with the Brazilian government pursuant to which these 2015 funds will paid in annual installments over three years. The first annual installment of $7.2 million was received by DeVry Brasil on July 1, 2016.

DeVry Group’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, DeVry Group has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of DeVry Group and its subsidiaries are included below on pages 96 through 138 of this report:

1 Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown on the financial statements or notes thereto.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Principal Executive and Principal Financial Officer Certificates

The required compliance certificates signed by the DeVry Group’s Chief Executive Officer and Chief Financial Officer are included as Exhibits 31 and 32 of this Annual Report on Form 10-K.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in DeVry Group’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the applicable rules and forms.

DeVry Group’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that DeVry Group’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed in the reports that DeVry Group files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to DeVry Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of DeVry Group is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2016, DeVry Group’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, DeVry Group concluded that as of June 30, 2016, its internal control over financial reporting was effective based upon these criteria.

The effectiveness of DeVry Group’s internal control over financial reporting as of June 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2016 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	2015
	(in thousands, except share
	and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$308,164	$353,022
Marketable Securities and Investments	3,609	3,579
Restricted Cash	7,183	10,743
Accounts Receivable, Net	162,389	139,163
Prepaid Expenses and Other	36,760	53,092
Total Current Assets	518,105	559,599
Land, Building and Equipment:
Land	55,690	59,691
Building	488,347	485,288
Equipment	521,209	521,361
Construction in Progress	22,560	26,664
	1,087,806	1,093,004
Accumulated Depreciation	(566,043)	(547,130)
Land, Building and Equipment, Net	521,763	545,874
Other Assets:
Deferred Income Taxes, Net	52,608	7,097
Intangible Assets, Net	342,856	323,731
Goodwill	588,007	552,329
Perkins Program Fund, Net	13,450	13,450
Other Assets	60,207	37,752
Total Other Assets	1,057,128	934,359
TOTAL ASSETS	$2,096,996	$2,039,832

LIABILITIES:
Current Liabilities:
Accounts Payable	$64,687	$63,083
Accrued Salaries, Wages and Benefits	93,328	83,491
Accrued Expenses	103,379	85,103
Deferred Revenue	100,442	90,232
Total Current Liabilities	361,836	321,909
Other Liabilities:
Deferred Income Taxes, Net	29,936	21,731
Deferred Rent and Other	118,025	101,762
Total Other Liabilities	147,961	123,493
TOTAL LIABILITIES	509,797	445,402
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NONCONTROLLING INTEREST	5,112	9,620
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 62,549,000 and 63,623,000 Shares Outstanding at June 30, 2016 and June 30, 2015, respectively	765	760
Additional Paid-in Capital	372,175	350,256
Retained Earnings	1,771,068	1,796,361
Accumulated Other Comprehensive Loss	(42,467)	(77,114)
Treasury Stock, at Cost, 13,990,000 and 12,414,000 Shares, respectively	(519,454)	(485,453)
TOTAL SHAREHOLDERS' EQUITY	1,582,087	1,584,810
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,096,996	$2,039,832

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Year Ended June 30,
	2016	2015	2014
	(in thousands, except per share amounts)
REVENUE:
Tuition	$1,673,381	$1,755,981	$1,784,638
Other Educational	170,156	153,962	138,733
Total Revenue	1,843,537	1,909,943	1,923,371
OPERATING COST AND EXPENSE:
Cost of Educational Services	986,778	1,000,055	983,436
Student Services and Administrative Expense	654,049	708,285	727,870
Restructuring Expense	74,225	42,913	32,715
Asset Impairment Charge	147,660	1,780	-
Gain on Sale of Assets	(7,032)	-	(1,918)
Total Operating Cost and Expense	1,855,680	1,753,033	1,742,103
Operating (Loss) Income from Continuing Operations	(12,143)	156,910	181,268
INTEREST:
Interest Income	779	2,063	1,731
Interest Expense	(5,934)	(5,313)	(3,632)
Net Interest Expense	(5,155)	(3,250)	(1,901)
(Loss) Income from Continuing Operations Before Income Taxes	(17,298)	153,660	179,367
Income Tax Benefit (Provision)	14,542	(18,537)	(27,699)
(Loss) Income from Continuing Operations	(2,756)	135,123	151,668
DISCONTINUED OPERATIONS (NOTE 2):
Income (Loss) from Operations of Divested Component	-	1,011	(18,802)
Income Tax Benefit	-	4,565	1,845
Income (Loss) on Discontinued Operations	-	5,576	(16,957)
NET (LOSS) INCOME	(2,756)	140,699	134,711
Net Income Attributable to Noncontrolling Interest	(410)	(800)	(679)
NET (LOSS) INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$(3,166)	$139,899	$134,032

AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATON GROUP:
(Loss) Income from Continuing Operations, Net of Income Taxes	$(3,166)	$134,323	$150,989
Income (Loss) from Discontinued Operations, Net of Income Taxes	-	5,576	(16,957)
NET (LOSS) INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$(3,166)	$139,899	$134,032

(LOSS) EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS:
Basic:
Continuing Operations	$(0.05)	$2.08	$2.35
Discontinued Operations	-	0.09	(0.26)
	$(0.05)	$2.17	$2.09
Diluted:
Continuing Operations	$(0.05)	$2.06	$2.33
Discontinued Operations	-	0.08	(0.26)
	$(0.05)	$2.14	$2.07

Cash Dividends Declared per Common Share	$0.36	$0.36	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended June 30,
	2016	2015	2014
	(in thousands)
NET (LOSS) INCOME	$(2,756)	$140,699	$134,711
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Gain (Loss)	34,821	(61,703)	1,369
Change in Fair Value of Available-For-Sale Securities	(174)	(17)	338
COMPREHENSIVE INCOME	31,891	78,979	136,418
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,150)	1,509	(647)
COMPREHENSIVE INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$30,741	$80,488	$135,771

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2016	2015	2014
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,756)	$140,699	$134,711
(Income) Loss from Discontinued Operations	-	(5,576)	16,957
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	22,368	17,440	17,685
Depreciation	79,400	85,008	82,739
Amortization	6,151	5,548	7,078
Impairment of Goodwill and Intangible Assets	147,660	1,780	-
Provision for Refunds and Uncollectible Accounts	82,016	89,886	88,506
Deferred Income Taxes	(41,648)	3,563	(18,115)
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	14,156	6,774	9,150
Unrealized Loss on Assets Held for Sale	-	-	244
Realized Gain on Sale of Assets	(7,032)	-	(1,918)
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components:
Restricted Cash	3,560	(2,396)	(1,328)
Accounts Receivable	(91,649)	(96,534)	(82,262)
Prepaid Expenses and Other	8,038	(19,716)	18,148
Accounts Payable	(9,612)	10,830	(2,883)
Accrued Salaries, Wages, Benefits and Expenses	12,055	(24,725)	(2,943)
Deferred Revenue	8,862	(9,314)	301
Net Cash Provided by Operating Activities-Continuing Operations	231,569	203,267	266,070
Net Cash Used in Operating Activities-Discontinued Operations	-	(160)	(509)
NET CASH PROVIDED BY OPERATING ACTIVITIES	231,569	203,107	265,561
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(69,396)	(88,707)	(79,355)
Payment for Purchase of Businesses, Net of Cash Acquired	(173,864)	(73,117)	(13,570)
Marketable Securities Purchased	(105)	(158)	(135)
Cash Received on Sale of Assets	31,072	6,100	8,727
Purchase of Noncontrolling Interest of Subsidiary	(3,114)	-	-
NET CASH USED IN INVESTING ACTIVITIES	(215,407)	(155,882)	(84,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	337	8,828	10,482
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	1,153	1,204	1,372
Repurchase of Common Stock for Treasury	(32,634)	(25,918)	-
Cash Dividends Paid	(22,977)	(23,230)	(21,903)
Payments of Seller Financed Obligations	(11,500)	(5,978)	(9,095)
Payment of Debt Refinancing Fees	-	(3,519)	-
NET CASH USED IN FINANCING ACTIVITIES	(65,621)	(48,613)	(19,144)
Effects of Exchange Rate Differences	4,601	(3,778)	(1,040)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,858)	(5,166)	161,044
Cash and Cash Equivalents at Beginning of Year	353,022	358,188	197,144
Cash and Cash Equivalents at End of Year	$308,164	$353,022	$358,188
Cash Paid During the Year For:
Interest	$3,510	$1,800	$1,741
Income Taxes, Net	1,420	23,943	27,864
Non-cash Investing and Financing Activity:
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Option	(1,804)	2,427	4,860

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended June 30, 2016, 2015 and 2014

	Common Stock			Accumulated
	Amount $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total
	(in thousands, except per share amounts)
Balance at June 30, 2013	$745	$291,269	$1,575,009	$(17,101)	$(452,766)	$1,397,156
Net income			134,032			134,032
Foreign currency translation				1,369		1,369
Unrealized investment gains, net of tax				338		338
Change in noncontrolling interest put option			(4,860)			(4,860)
Stock-based compensation		17,685				17,685
Cash dividends of $0.34 per common share			(21,903)			(21,903)
Net activity from stock-based compensation awards	8	10,473			(3,553)	6,928
Tax benefit from exercise of stock-based compensation awards		1,276				1,276
Proceeds from stock issued under Colleague Stock Purchase Plan			(207)		1,579	1,372
Balance at June 30, 2014	753	320,703	1,682,071	(15,394)	(454,740)	1,533,393
Net income			139,899			139,899
Foreign currency translation				(61,703)		(61,703)
Unrealized investment losses, net of tax				(17)		(17)
Change in noncontrolling interest put option			(2,427)			(2,427)
Stock-based compensation		17,440				17,440
Cash dividends of $0.36 per common share			(23,230)			(23,230)
Net activity from stock-based compensation awards	7	9,533			(6,082)	3,458
Tax benefit from exercise of stock-based compensation awards		2,580				2,580
Proceeds from stock issued under Colleague Stock Purchase Plan			48		1,287	1,335
Repurchase of common shares for treasury					(25,918)	(25,918)
Balance at June 30, 2015	760	350,256	1,796,361	(77,114)	(485,453)	1,584,810
Net loss			(3,166)			(3,166)
Foreign currency translation				34,821		34,821
Unrealized investment losses, net of tax				(174)		(174)
Change in noncontrolling interest put option			1,804			1,804
Stock-based compensation		22,368				22,368
Cash dividends of $0.36 per common share			(22,977)			(22,977)
Net activity from stock-based compensation awards	5	332			(3,474)	(3,137)
Tax cost from exercise of stock-based compensation awards		(781)				(781)
Proceeds from stock issued under Colleague Stock Purchase Plan			(954)		2,107	1,153
Repurchase of common shares for treasury					(32,634)	(32,634)
Balance at June 30, 2016	$765	$372,175	$1,771,068	$(42,467)	$(519,454)	$1,582,087

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

Notes to Consolidated Financial Statements

NOTE 1: NATURE OF OPERATIONS

DeVry Education Group Inc. (“DeVry Group”) is a global provider of educational services and one of the largest publicly-held educational organizations in the world. DeVry Group’s wholly owned subsidiaries include:

American University of the Caribbean School of Medicine (“AUC”)	B Carrington College (“Carrington”)
Ross University School of Medicine (“RUSM”)	R Becker Professional Education (“Becker”)
Ross University School of Veterinary Medicine (“RUSVM”)	DeVry University
Chamberlain College of Nursing (“Chamberlain”)

In addition, DeVry Group maintains a 97.9% ownership interest in DeVry Brasil; a Brazilian postsecondary education organization. These institutions offer degree and non-degree programs in business, healthcare and technology and serve students in postsecondary education as well as accounting, finance and legal professionals.

AUC operates a campus in the Caribbean country of St. Maarten. Students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in the U.S., Canadian and United Kingdom teaching hospitals and veterinary schools under affiliation with AUC.

RUSM operates a campus in the Caribbean country of Dominica. RUSM students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in the U.S. and Canadian teaching hospitals under affiliation with RUSM.

RUSVM operates a campus in the Caribbean country of St. Kitts. RUSVM students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in the U.S. and international veterinary schools under affiliation with RUSVM.

Chamberlain offers pre-licensure associate and bachelor’s degree programs in nursing at 20 campus locations and post-licensure bachelor’s, master’s and doctorate degree programs in nursing through its online platform. Non-clinical coursework is offered both on campus and online.

Carrington operates 21 academic sites in 8 western states. Carrington offers degree and diploma programs primarily in health care, dental and veterinary career fields.

Becker prepares candidates for the Certified Public Accountant (“CPA”), Association of Chartered Certified Accountants (“ACCA”) and Chartered Institute of Management Accountants (“CIMA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in nearly 300 locations, including sites in 55 foreign countries and some DeVry University teaching sites. Becker’s physicians review offers comprehensive review programs for physicians preparing for the United States Medical Licensing Examination (“USMLE”).

DeVry Brasil is based in the city of Fortaleza, State of Ceará, in the Northeast region of Brazil and is currently comprised of 13 institutions: Faculdades Nordeste (“Fanor”), Faculdade Ruy Barbosa (“Ruy Barbosa”) Faculdade ÁREA1 (“ÁREA1”), Faculdade Boa Viagem (“FBV”), Centro Universitário Vale do Ipojuca (“UniFavip”), Faculdade Diferencial Integral (“Facid”), Faculdade DeVry São Luis (“DeVry Sao Luis”), Faculdade DeVry Joao Pessoa (“DeVry Joao Pessoa”), Faculdade Martha Falcão (“FMF”), Faculdade Ideal (“Faci”), Damásio Educacional (“Damasio”), Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) and Faculdade de Imperatriz (“Facimp”). These schools operate 22 academic sites located in 12 States in Northeast, North and Southeast Brazil. DeVry Brasil also operates approximately 220 distance learning centers throughout Brazil under Damasio’s franchise agreements. DeVry Brasil’s institutions offer undergraduate and graduate programs mainly focused in business, management, medical, healthcare, law and engineering. In addition, Damasio offers legal bar exam review courses.

DeVry University is one of the largest regionally accredited higher education systems in North America, offering associate, bachelor’s and master’s degree programs in technology, healthcare technology, business and management. At June 30, 2016, DeVry University programs were offered at 60 locations in the U.S. and through DeVry University’s online platform.

NOTE 2: DISCONTINUED OPERATIONS

In December 2013, the assets of DeVry Group’s Advanced Academics Inc. (“AAI”) subsidiary, which had previously been disclosed as “held for sale” were divested. These assets were sold for $2.0 million, which approximated the recorded net book value of the assets on the date of sale. The operating results of AAI are separately disclosed in the Consolidated Statements of Income (Loss) as “Discontinued Operations – Income (Loss) from Operations of Divested Component.” The following is a summary of operating results of the discontinued operations for the years ended June 30, 2015 and 2014 (in thousands). The reported Income from Operations of Divested Component in fiscal year 2015 is comprised of $1.0 million in pre-tax income from the net settlement of service agreements and an adjustment of $5.0 million related to correction of an error to properly record the income tax benefit of the impairment charge taken in the first quarter of fiscal year 2014.

	For the Year Ended June 30,
	2016	2015	2014

Income (Loss) from Operations of Divested Component	$-	$1,011	$(4,992)
Asset Impairment Charge and Gain on Sale	-	-	(13,105)
Restructuring Expense	-	-	(705)
Income Tax Benefit	-	4,565	1,845
Income (Loss) from Discontinued Operations, Net of Income Taxes	$-	$5,576	$(16,957)

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

Marketable securities and investments consist of investments in mutual funds which are classified as available-for-sale securities. The following is a summary of our available-for-sale marketable securities at June 30, 2016 (in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$1,085	$-	$92	$1,177
Stock Mutual Funds	2,382	-	50	2,432
Total Marketable Securities	$3,467	$-	$142	$3,609

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At June 30, 2016, all of the bond and stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry Group’s non-qualified deferred compensation plan.

Realized gains and losses are computed on the basis of specific identification and are included in Interest in the Consolidated Statements of Income (Loss). DeVry Group has not recorded any realized gains or realized losses for fiscal year 2016. See “Note 5: Fair Value Measurements” for further disclosures on the Fair Value of Financial Instruments.

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

Revenue Recognition

Chamberlain, Carrington, DeVry Brasil higher education and DeVry University tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of primarily U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker and DeVry Brasil’s test preparation live classroom and DeVry Brasil’s online tuition revenue is recognized on a straight-line basis over the applicable delivery period.

Sales of textbooks, electronic course materials and other educational products, including training services and the Becker self-study sales, are included in Other Educational Revenue in the Consolidated Statements of Income (Loss). Textbook, electronic course materials and other educational product revenue is recognized when the sale occurs. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenue and recognized when confirmation of course delivery is received.

Estimates of DeVry Group’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms. Inputs to this analysis include refunds issued, withdrawal rates and historical amounts owed by students for that portion of a term that was completed. Management reassesses collectability throughout the period revenue is recognized by the DeVry Group institutions, on a student-by-student basis. This reassessment is based upon new information and changes in facts and circumstances relevant to a student's ability to pay. Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis. This cash basis accounting, which was adopted beginning in the third quarter of fiscal year 2015, did not have a material effect on the Consolidated Financial Statements.

The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income (Loss), is recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $46.5 million, $42.3 million and $36.1 million for the years ended June 30, 2016, 2015 and 2014, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student leaves school prior to completing an academic term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $64.5 million and $65.0 million at June 30, 2016 and 2015, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income (Loss), for years ended June 30, 2016, 2015 and 2014 were $35.5 million, $47.6 million and $52.4 million, respectively. The decrease in the provision was the result of lower revenue and better collection experience at DeVry University compared to the prior year.

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of June 30, 2016 and 2015, the net balance of capitalized software development costs was $18.3 million and $31.6 million, respectively.

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

Depreciation is computed using the straight-line method over estimated service lives. These lives range from 5 to 40 years for buildings and leasehold improvements, and from 3 to 8 years for computers, furniture and equipment.

Business Combinations, Intangible Assets and Goodwill

Intangible assets relate mainly to acquired business operations (see “Note 8: Business Combinations”). These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

In accordance with U.S. GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2016. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. See “Note 9: Intangible Assets” for results of DeVry Group’s required impairment analysis of its intangible assets and goodwill.

Intangible assets with finite lives are amortized over their expected economic lives, generally 2 to 15 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

DeVry Group expenses advertising, curriculum development, new school opening and student recruiting costs as incurred.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In fiscal years 2016 and 2015, management consolidated operations at several DeVry University and Carrington locations. These decisions resulted in the pre-tax accelerated depreciation and write-offs on leasehold improvements and equipment of $13.7 million, $4.3 million and $3.9 million during the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss) (see “Note 10: Restructuring Charges”). For a discussion of the impairment of goodwill and intangible assets see “Note 9: Intangible Assets.”

Perkins Program Fund

Carrington and DeVry University are required under U.S. federal aid program regulations to make contributions to the Federal Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal contributions were received in fiscal years 2016, 2015 and 2014. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at each of June 30, 2016 and 2015. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by Carrington or DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and Carrington or DeVry University to satisfy their respective cumulative contributions to the fund. Authorization of the Federal Perkins Student Loan Program expired on September 30, 2015. On December 17, 2015, Congress extended the authorization of the Perkins Loan Program to September 30, 2017.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Marketable Securities and Investments (see “Note 5: Fair Value Measurements”), Restricted Cash, Accounts Receivable, Net, Accounts Payable, Accrued Expenses and Deferred Revenue payments approximate fair value because of the immediate or short-term maturity of these financial instruments. DeVry Group’s current maturities and long-term debt, if any, (see “Note 12: Debt”) bear interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of DeVry Group’s long-term debt, if any, approximates fair value.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil’s operations, DeVry University’s Canadian operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during the years June 30, 2016, 2015 and 2014 were not material.

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

DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM which operates in St. Kitts, and DeVry Brasil which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

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

The DeVry Brasil management put option is being accreted to its redemption value in accordance with the stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded in retained earnings in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The adjustment to increase or decrease the DeVry Brasil noncontrolling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the Consolidated Statements of Income (Loss) based on DeVry Group's noncontrolling interest accounting policy.

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Year Ended June 30,
	2016	2015
Balance at Beginning of Period	$9,620	$6,393
Net Income Attributable to Noncontrolling Interest	410	800
Payment for Purchase of Noncontrolling Interest of Subsidiary	(3,114)	-
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Option	(1,804)	2,427
Balance at End of Period	$5,112	$9,620

Earnings per Common Share

Basic earnings per share is computed by dividing net loss or income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. As fiscal year 2016 resulted in a net loss, diluted earnings per share is computed by dividing the net loss attributable to DeVry Group by the weighted average of basic shares outstanding. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 2,803,000, 1,189,000 and 2,017,000 shares of common stock for the fiscal years 2016, 2015 and 2014, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	As of June 30,
	2016	2015	2014
Weighted Average Shares Outstanding	63,254	63,772	63,319
Unvested Participating RSUs	782	774	889
Basic Shares	64,036	64,546	64,208
Effect of Dilutive Stock Options	335	731	645
Diluted Shares	64,371	65,277	64,853

Treasury Stock

DeVry Group’s Board of Directors (the “Board”) has authorized stock repurchase programs on nine occasions (see “Note 7: Dividends and Share Repurchase Programs”). The ninth share repurchase program was approved on December 15, 2015 and commenced in January 2016. Shares that are repurchased by DeVry Group are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry Group under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Group Stock Incentive Plans (see “Note 4: Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

The Accumulated Other Comprehensive Loss balance at June 30, 2016, consists of $42.6 million of cumulative translation losses ($41.7 million attributable to DeVry Group and $0.9 million attributable to noncontrolling interests) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group. At June 30, 2015, this balance consisted of $77.4 million of cumulative translation losses ($74.5 million attributable to DeVry Group and $2.9 million attributable to noncontrolling interests) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $227.2 million, $264.2 million and $259.0 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Restructuring Charges

DeVry Group’s financial statements include charges related to severance and related benefits for reductions in staff and voluntary separation plans. These charges also include early lease termination or cease-of-use costs and accelerated depreciation and gains and losses on disposals of property and equipment related to campus consolidations (see “Note 10: Restructuring Charges”).

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09: “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This guidance was issued to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842).” This guidance was issued to increase transparency and comparability among organizations by recognizing right-to-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01: “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The guidance eliminates the classification of equity securities into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. This guidance will require DeVry Group to record the changes in the fair value of its available-for-sale investments through net income. Management anticipates the adoption will not have a significant impact on DeVry Group’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17: “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This guidance was issued to simplify the accounting for classification of deferred taxes on the balance sheet. The guidance eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In the fourth quarter of fiscal year 2016, we retrospectively adopted this guidance.

In September 2015, the FASB issued ASU No. 2015-16: “Business Combinations (Topic 805): Simplifying Accounting for Measurement-Period Adjustments.” This guidance was issued to simplify the accounting for provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and where the provisional amounts have been adjusted during the measurement period. The amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. This guidance will require DeVry Group to record and disclose measurement-period adjustments for future business combinations as a period adjustment as opposed to a retroactive adjustment to the opening balance sheet of the acquired entity.

In April 2015, the FASB issued ASU No. 2015-03: “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance was issued to simplify the presentation of debt issuance costs. The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. DeVry Group’s debt includes a revolving credit facility (see “Note 12: Debt”). This update did not provide guidance specifically addressing debt issuance costs involving revolving credit facilities. As a result, it was announced that the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This is DeVry Group’s current accounting policy for debt issuance costs. As a result, this update will have no effect on DeVry Group’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements as well as the transition methodology.

In April 2014, the FASB issued ASU No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This guidance requires that only disposals representing a strategic shift in operations be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The guidance was effective as of July 1, 2015, and had no effect on DeVry Group’s Consolidated Financial Statements as no discontinued operations are presented in the current period.

In July 2013, the FASB issued ASU No. 2013-11: “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance was effective for the first quarter of fiscal year 2015 and its adoption did not have a significant impact on DeVry Group’s Consolidated Financial Statements.

Reclassification

In the fourth quarter of fiscal year 2016, we retrospectively adopted ASU No. 2015-17: “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” Therefore, we decreased current deferred income tax assets by $41.5 million, increased noncurrent deferred income tax assets by $7.1 million and decreased noncurrent deferred income tax liabilities by $34.4 million on the June 30, 2015 Consolidated Balance Sheet. This reclassification had no effect on reported net income (loss).

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

At June 30, 2016, 7,796,846 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock-based incentive plans.

The following is a summary of options activity for the fiscal year ended June 30, 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2015	3,148,087	$34.86
Options Granted	683,025	22.83
Options Exercised	(23,304)	20.03
Options Forfeited	(125,209)	29.12
Options Expired	(108,263)	36.85
Outstanding at June 30, 2016	3,574,336	32.79	5.44	$80
Exercisable at June 30, 2016	2,670,742	$35.51	4.17	$-

The following is a summary of stock appreciation rights activity for the fiscal year ended June 30, 2016:

Weighted
	Stock	Weighted	Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic
	Rights	Exercise	Contractual	Value
	Outstanding	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2015	118,065	$42.74
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at June 30, 2016	118,065	42.74	1.40	$-
Exercisable at June 30, 2016	118,065	$42.74	1.40	$-

The total intrinsic value of options exercised for the fiscal years ended 2016, 2015 and 2014 was $0.1 million, $5.4 million and $7.2 million, respectively.

The fair value of DeVry Group’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry Group’s stock-based incentive plans during fiscal years 2016, 2015 and 2014 were $8.85, $17.94 and $11.68, per share, respectively. The fair value of DeVry Group’s stock option grants were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2016	2015	2014
Expected Life (in Years)	6.78	6.73	6.58
Expected Volatility	41.35%	42.04%	43.76%
Risk-free Interest Rate	1.85%	2.03%	2.16%
Dividend Yield	1.01%	1.03%	0.90%
Pre-vesting Forfeiture Rate	3.00%	3.00%	3.00%

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

During the fiscal year 2016, DeVry Group granted 724,450 RSUs to selected employees and directors. Of these, 237,520 are performance-based RSUs which are earned by the recipients over a three-year period based on achievement of certain academic goals when a minimum level of DeVry Group return on invested capital is attained. The remaining 486,930 RSUs and all other previously granted non-performance based RSUs are subject to restrictions which lapse ratably over one, three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board or employment with DeVry Group or upon retirement. During the restriction period, the recipient of the non-performance based RSUs shall have the right to receive dividend equivalents. This right does not pertain to the performance-based RSUs. RSUs are settled upon vesting in shares of common stock on a one-for-one basis. The following is a summary of RSUs activity for the year ended June 30, 2016:

		Weighted
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2015	1,013,140	$30.42
RSUs Granted	724,450	24.41
RSUs Vested	(432,456)	28.26
RSUs Forfeited	(165,784)	27.91
Nonvested at June 30, 2016	1,139,350	$27.78

The weighted average estimated grant date fair values for RSUs granted at market price under DeVry Group’s stock-based incentive plans during fiscal years 2016, 2015 and 2014 were $24.41, $42.99 and $29.30, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	For the Year Ended June 30,
	2016	2015	2014
Cost of Educational Services	$5,617	$5,581	$5,659
Student Services and Administrative Expense	16,751	11,859	12,026
	22,368	17,440	17,685
Income Tax Benefit	(8,564)	(6,307)	(6,052)
Net Stock-Based Compensation Expense	$13,804	$11,133	$11,633

As of June 30, 2016, $21.7 million of total pre-tax unrecognized compensation costs related to non-vested grants is expected to be recognized over a weighted average period of 2.5 years. The total fair value of options and RSUs vested during the years ended June 30, 2016, 2015 and 2014 was approximately $21.7 million, $18.3 million and $16.8 million, respectively.

There were no capitalized stock-based compensation costs at June 30, 2016 and 2015.

DeVry Group has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry Group also may issue treasury shares to satisfy option exercises under certain of its stock-based incentive plans.

NOTE 5: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis include goodwill, intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of June 30, 2016.

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

Assets measured at fair value on a non-recurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed in May of fiscal year 2016. See “Note 9: Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

During the first quarter of fiscal year 2014, it was determined that net assets of the AAI reporting unit had been impaired. This determination was made after review of third-party offers to purchase the assets of the business. To determine the fair value of the AAI assets, management incorporated assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our analysis including third-party offers received to acquire the assets of AAI along with estimated costs to dispose of the assets. Based on this analysis, the fair market value of the AAI assets less the costs to sell was determined to be approximately $2.0 million which was approximately $13.5 million less than the carrying value. As a result, management recorded a pre-tax $13.5 million asset impairment charge in the first quarter of fiscal year 2014. The assets of this business were sold in December 2013 for $2.0 million. See “Note 2: Discontinued Operations” for further discussions on AAI.

The following table presents DeVry Group's assets and liabilities at June 30, 2016, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$308,164	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,609	-	-
Institutional Loans Receivable, Net	-	49,025	-
Deferred Acquisition Obligations	-	32,121	-
FIES Long-Term Receivable	-	13,057	-
Total Financial Assets at Fair Value	$311,773	$94,203	$-

The following table presents DeVry Group's assets and liabilities at June 30, 2015, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$353,022	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,579	-	-
Institutional Loans Receivable, Net	-	49,715	-
Deferred Acquisition Obligations		26,827
Total Financial Assets at Fair Value	$356,601	$76,542	$-

Cash and Cash Equivalents and Investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheets as of June 30, 2016 and 2015 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 6: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $7.7 million and $8.2 million were classified as Accrued Expenses in the Consolidated Balance Sheets at June 30, 2016 and 2015, respectively, and $24.4 million and $18.6 million were classified as Deferred Rent and Other Liabilities in the Consolidated Balance Sheets at June 30, 2016 and 2015, respectively.

The fair value of the FIES receivable included in Other Assets on the Consolidated Balance Sheet as of June 30, 2016 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of and for the years ended June 30, 2016 and 2015, there were no assets or liabilities measured at fair value using Level 3 inputs. Below is a roll-forward of accrued contingent liabilities measured at fair value using Level 3 inputs for the year ended 2014 (in thousands). During the third quarter of fiscal year 2014, UniFavip, a DeVry Brasil institution, was officially granted Centro Universitario status by the Brazilian Ministry of Education (“MEC”). As a result, the institution’s name was changed from Favip to UniFavip and the UniFavip Contingent Consideration liability, which was owed upon achieving this status, of approximately $2.6 million was paid. The amount recorded as foreign currency translation loss for the fiscal years ended 2015 and 2014 is classified as Student Services and Administrative Expense in the Consolidated Statements of Income (Loss).

For the Year
Ended
June 30, 2014
Balance at Beginning of Period	$2,509
Total Unrealized Gains Included in AOCI:
Foreign Currency Translation Changes	65
UniFavip Contingent Consideration Payment	(2,574)
Balance at End of Period	$-

NOTE 6: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University institutions. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain, Carrington and DeVry University require that students begin repaying loans while they are still in school with a minimum payment level designed to prove their capability to repay and reduce the possibility of over borrowing and targeted to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Review Course can be financed through Becker with an 18-month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of June 30,2016 and 2015 (in thousands).

	As of June 30,
	2016		2015
Gross Institutional Student Loans		$69,825		$70,345

Allowance for Credit Losses

Balance at Beginning of Period	$(20,630)		$(19,868)
Charge-offs and Adjustments	7,388		10,061
Recoveries	(461)		(1,125)
Additional Provision	(7,097)		(9,698)
Balance at End of Period		(20,800)		(20,630)

Net Institutional Student Loans		$49,025		$49,715

Of the net balances above, $21.7 million and $24.7 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at June 30, 2016 and 2015, respectively, and $27.3 million and $25.0 million, representing amounts due beyond one year, were classified as Other Assets in the Consolidated Balance Sheets at June 30, 2016 and 2015, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of June 30, 2016 and 2015 (in thousands).

	As of June 30,
	2016	2015
Institutional Student Loans:
Performing	$50,045	$51,855
Nonperforming	19,780	18,490
Total Institutional Student Loans	$69,825	$70,345

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
June 30, 2016	$8,038	$1,512	$924	$19,780	$30,254	$39,571	$69,825
June 30, 2015	$6,163	$1,761	$1,527	$18,490	$27,941	$42,404	$70,345

Loans are considered nonperforming if they are more than 120 days past due. At June 30, 2016, nonperforming loans totaled $19.8 million, of which $19.7 million had a specific allowance for credit losses. At June 30, 2015 nonperforming loans totaled $18.5 million, of which $15.9 million had a specific allowance for credit losses.

NOTE 7: DIVIDENDS AND STOCK REPURCHASE PROGRAMS

During fiscal years 2016 and 2015, DeVry Group’s Board of Directors declared the following cash dividends:

				Total Dividend
			Dividend	Amount
Declaration Date	Record Date	Payment Date	Per Share	(in thousands)
November 6, 2014	December 5, 2014	December 26, 2014	$0.18	$11,641
May 14, 2015	June 5, 2015	June 26, 2015	$0.18	$11,589
November 5, 2015	December 4, 2015	December 23, 2015	$0.18	$11,563
May 11, 2016	June 3, 2016	June 24, 2016	$0.18	$11,414

Future dividends will be at the discretion of the Board of Directors.

DeVry Group has repurchased shares under the following programs as of June 30, 2016:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	869,302	16.1
Totals	13,728,815	$513.8

DeVry Group’s eighth share repurchase program ended on December 31, 2015. A total of 622,688 shares were repurchased under the eighth share repurchase plan during the year ended June 30, 2016 for $16.5 million. On December 15, 2015, the Board authorized a ninth share repurchase program, which allows DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017. A total of 869,302 shares were repurchased under the ninth share repurchase plan during the year ended June 30, 2016 for $16.1 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 8: BUSINESS COMBINATIONS

Faculdade de Imperatriz

On June 1, 2016, DeVry Brasil completed the acquisition of Faculdade de Imperatriz (“Facimp”). Under the terms of the agreement, DeVry Brasil agreed to pay approximately $6.3 million in cash, in exchange for 100% of the stock of Facimp. Approximately $3.5 million of payments were made in the fourth quarter of fiscal year 2016, with additional aggregate payments of approximately $2.8 million required over the succeeding four years. Facimp serves approximately 2,000 students in the city of Imperatriz, and offers undergraduate programs such as a business, accounting, economics, law, nursing, pharmacy, dentistry, pedagogy, systems information and marketing. The acquisition of Facimp further expands DeVry Brasil’s presence in the northeast areas of the country.

The operations of Facimp are included in DeVry Group’s International and Professional Education segment. The results of Facimp’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At June 1, 2016
Current Assets	$1,057
Property and Equipment	291
Intangible Assets	2,652
Goodwill	4,997
Total Assets Acquired	8,997
Liabilities Assumed	2,704
Net Assets Acquired	$6,293

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Facimp’s strategic fit into DeVry Group’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $2.7 million of acquired intangible assets, $2.1 million was assigned to Accreditations and $0.5 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. None of the acquired intangible assets were determined to be subject to amortization.

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Grupo Ibmec Educacional S.A.

On December 15, 2015, DeVry Brasil completed the acquisition of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”). Under the terms of the agreement, DeVry Brasil agreed to pay approximately $191.0 million in cash, in exchange for 100% of the stock of Grupo Ibmec. Approximately $180.5 million of payments were made in the second quarter of fiscal year 2016, with additional aggregate payments of approximately $10.5 million required over the succeeding six years. Grupo Ibmec is a nationally recognized educational institution and has been widely-known for its academic excellence for more than 40 years. Grupo Ibmec serves more than 15,000 undergraduate and graduate students onsite and online throughout Brazil. The acquisition of Grupo Ibmec continues the process of expanding DeVry Group’s presence in Brazil.

The operations of Grupo Ibmec are included in DeVry Group’s International and Professional Education segment. The results of Grupo Ibmec’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At December 15, 2015
Current Assets	$27,615
Property and Equipment	13,487
Other Long-term Assets	2,639
Intangible Assets	60,634
Goodwill	111,010
Total Assets Acquired	215,385
Liabilities Assumed	24,423
Net Assets Acquired	$190,962

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. The goodwill balance changed from that reported at March 31, 2016 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include Grupo Ibmec’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $60.6 million of acquired intangible assets, $34.7 million was assigned to Accreditations and $18.4 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The Accreditations intangible asset changed from that reported at March 31, 2016 after an adjustment to purchase accounting. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately five years. The preliminary values and estimated useful lives by asset type are as follows (in thousands):

	At December 15, 2015
	Value Assigned	Estimated Useful Life
Student Relationships	$5,720	5 years
Curriculum	1,821	5 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Damásio Educacional

On February 2, 2015, DeVry Brasil completed the acquisition of Damásio Educacional (“Damasio”). Under the terms of the agreement, DeVry Brasil agreed to pay approximately $81.3 million in cash, in exchange for the stock of Damasio. Approximately $66.0 million of payments were made in the third quarter of fiscal year 2015, with additional aggregate payments of approximately $15.4 million required over the succeeding five years. Damasio is a leader in bar exam test preparation and operates a law school. Damasio has a 44-year history in Brazil and serves more than 50,000 students through a network of approximately 220 learning centers located in many major cities throughout Brazil and through distance learning. The law school has three locations in São Paulo. The acquisition of Damasio establishes DeVry Brasil’s presence in São Paulo and the southeast of Brazil.

The operations of Damasio are included in DeVry Group’s International and Professional Education segment. The results of Damasio’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At February 2, 2015
Current Assets	$8,015
Property and Equipment	3,154
Other Long-term Assets	2,246
Intangible Assets	47,011
Goodwill	48,637
Total Assets Acquired	109,063
Liabilities Assumed	27,721
Net Assets Acquired	$81,342

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. A purchase accounting adjustment was made during the third quarter of fiscal year 2016, within the one year measurement period, to the Consolidated Financial Statements that was not previously disclosed and updated in the table above. Factors that contributed to a purchase price resulting in the recognition of goodwill include Damasio’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $47.0 million of acquired intangible assets, $19.3 million was assigned to Accreditations and $8.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately eight years. The values and estimated useful lives by asset type are as follows (in thousands):

	At February 2, 2015
	Value Assigned	Estimated Useful Life
Franchise Contracts	$13,085	18 years
Student Relationships	5,294	6 years
Test Preparation Relationships	1,342	1 year

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

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Faci’s strategic fit into DeVry Group’s expanding presence in northern Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $6.8 million of acquired intangible assets, $5.8 million was assigned to Accreditations and $1.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. None of the acquired intangible assets were determined to be subject to amortization.

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade Martha Falcão

On October 1, 2014, DeVry Brasil completed the acquisition of Faculdade Martha Falcão (“FMF”) which is located in the city of Manaus in the state of Amazonas in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $11.5 million in cash, in exchange for the stock of FMF. The majority of payments were made in the second quarter of fiscal year 2015, with additional aggregate payments of approximately $1.6 million required over the succeeding two years. FMF offers undergraduate and graduate programs in business, accounting, law, information technology and engineering. The FMF acquisition further expands DeVry Brasil’s presence in the northeast and now the northern areas of the country.

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

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include FMF’s strategic fit into DeVry Group’s expanding presence in north and northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $5.2 million of acquired intangible assets, $4.1 million was assigned to Accreditations and $1.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with an average useful life of approximately two years. Its value and estimated useful life by asset type is as follows (in thousands):

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

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Facid’s strategic fit into DeVry Group’s expanding presence in north and northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $17.7 million of acquired intangible assets, $15.2 million was assigned to Accreditations and $1.9 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with an average useful life of approximately 15 years. Its value and estimated useful life by asset type is as follows (in thousands):

	At July 1, 2013
	Value Assigned	Estimated Useful Life
Clinical Agreement	$583	15 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

NOTE 9: INTANGIBLE ASSETS

Intangible assets relate mainly to acquired business operations. These assets consist of the acquisition fair value of certain identifiable intangible assets acquired and goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Intangible assets consist of the following (in thousands):

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$14,530	$(7,150)	(a)
Customer Relationships	400	(170)	10 Years
Non-compete Agreements	940	(799)	5 Years
Curriculum/Software	4,038	(1,914)	5 Years
Franchise Contracts	10,968	(863)	18 Years
Clinical Agreements	406	(81)	15 Years
Trade Names	1,183	(858)	10 Years
Total	$32,465	$(11,835)
Indefinite-lived Intangible Assets:
Trade Names	$70,731
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	100,410
Total	$322,226

(a)	The total weighted average estimated amortization period for Student Relationships is 6 years for Faculdade Boa Viagem ("FBV"), 5 years for Centro Universitario Vale do Ipojuca ("UniFavip"), 6 years for Damasio and 5 years for Grupo Ibmec.

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$83,036	$(78,906)
Customer Relationships	400	(130)
Test Prep Relationships	1,029	(429)
Non-compete Agreements	2,290	(1,961)
Curriculum/Software	3,092	(2,615)
Outplacement Relationships	3,900	(1,764)
Franchise Contracts	11,287	(261)
Clinical Agreements	418	0
Trade Names	5,007	(4,550)
Total	$110,459	$(90,616)
Indefinite-lived Intangible Assets:
Trade Names	$48,134
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	57,669
Total	$303,888

Amortization expense for amortized intangible assets was $5.4 million, $4.1 million and $6.4 million for the years ended June 30, 2016, 2015 and 2014, respectively. Estimated amortization expense for amortizable intangible assets by reporting unit for the next five fiscal years ending June 30, and in the aggregate, is as follows (in thousands). These amounts do not include future amortization related to the July 1, 2016, acquisition of Association of Certified Anti-Money Laundering Specialists (“ACAMS”) (See “Note 17: Subsequent Event”).

Fiscal Year	DeVry Brasil	Becker	Total
2017	$4,769	$312	$5,081
2018	3,326	40	3,366
2019	2,290	40	2,330
2020	1,550	40	1,590
2021	945	40	985
Thereafter	7,248	30	7,278

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

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. Authoritative guidance provides for a three step approach to evaluating potential impairment of goodwill and a quantitative or qualitative review of indefinite-lived intangible assets in order to determine if it is more likely than not that these assets have been impaired. Step 0 is a qualitative assessment used to determine whether it is necessary to perform the succeeding two-steps in evaluating impairment of goodwill.

DeVry Group had seven reporting units which contained goodwill as of the fourth quarter of fiscal year 2016. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill. In analyzing the results of operations and business conditions of all seven reporting units (Step 0), it was determined that for five of the reporting units, a Step 1 impairment analysis was not necessary to determine if the carrying values of the reporting unit exceeded their fair values as of the May 31, 2016, annual impairment review date. For the other two reporting units (DeVry University and Carrington) the results of operations as compared to plan and the prior year as well as forecasted results and the general business environment surrounding their operations required a Step 1 analysis and, in the case of Carrington, a Step 2 analysis.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the Step 1 analysis, the estimate of the fair value of each reporting unit is based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and future plans and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 14.8% and 13.8% were utilized for the DeVry University and Carrington reporting units, respectively. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both institution specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of goodwill.

For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of all seven reporting units, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In calculating fair value, DeVry Group uses various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV eligibility and a discounted cash flow model for accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. In qualitatively assessing the indefinite-lived assets of all seven reporting units, it was determined that for all intangibles except those in the DeVry University and Carrington reporting units, it was more likely than not that these assets’ fair values exceeded their carrying values as of the May 31, 2016, annual impairment review date. For two reporting units (DeVry University and Carrington) the qualitative assessment required further quantitative analysis. In fiscal year 2016, in determining fair values of intangible assets, discount rates of 14.8% and 13.8% were utilized for those assets at the DeVry University and Carrington reporting units, respectively. The discount rate utilized takes into account management’s assumptions on growth rates and risk, both institution specific and macroeconomic, inherent in that reporting unit. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Management believes the decline in the market capitalization of DeVry Group in fiscal year 2016 is indicative of the reaction to the news of regulatory inquires, in particular the Federal Trade Commission civil complaint filed against DeVry University in January 2016 (see “Note 14: Commitments and Contingencies”), as well as continuing declining enrollment and financial results of DeVry University. DeVry University’s contributions to the operating results of DeVry Group have been diminishing for several years as DeVry University diminishes in size and the other DeVry Group institutions continue to grow; however, the market continues to react unfavorably as if DeVry University was a much larger contributor to DeVry Group. Management concluded that the decline in market capitalization during fiscal year 2016 was not indicative that the fair values of the DeVry Group reporting units had more likely than not declined below their carrying values and was not cause for an interim impairment review. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment, increased competition, innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others.

During the second quarter of fiscal year 2016, revenue and operating income for the Carrington reporting unit were significantly below management’s operating plan. Carrington had invested in faculty and program costs based on planned growth in enrollment; however, new student enrollment did not meet plan and costs could not be reduced commensurate with these enrollment shortfalls. This plan was utilized in the annual impairment review completed as of May 31, 2015. In this review, the Carrington fair value exceeded its carrying value by 8%. Carrington’s second quarter revenue was 12% below plan. As a result of this revenue shortfall, Carrington generated a fully allocated operating loss in the second quarter as compared to planned operating income.

Based upon these facts and circumstances, management performed an interim impairment review as of November 30, 2015 for the Carrington indefinite-lived intangible asset and the Carrington reporting unit. As a result of the revenue shortfall experienced in the second quarter of fiscal year 2016, management revised its fiscal year 2016 forecast and future cash flow projections for Carrington. To determine the fair value of the Carrington indefinite-lived intangible asset and Carrington reporting unit in our interim step one impairment analysis, a discounted cash flow valuation method was utilized incorporating assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. Management used significant unobservable inputs (Level 3) in our discounted cash flow valuation including future cash flow projections and discount rate assumptions. A discount rate of 14% was utilized in the Carrington valuation which takes into account management’s assumptions on growth rates and risk, both institution specific and macro-economic, inherent in the reporting unit. This rate was higher than the 13% used in the fiscal year 2015 valuation due to the addition of an institution specific premium necessitated by an increased risk of meeting future operating plans. This intangible asset is closely tied to the overall risk of the reporting unit in which it is recorded so management would expect the discount rate to approximate that used for valuing this reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.

Management’s interim step two impairment analysis in the second quarter of fiscal year 2016 resulted in an estimated fair value for the Carrington Accreditation and Title IV Eligibility intangible asset of $60.7 million which was $6.5 million less than its carrying value at November 30, 2015. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $5.8 million. This was $93.0 million less than the carrying value of this reporting unit. Accordingly, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $6.5 million and $93.0 million, respectively, in the second quarter of fiscal year 2016.

An interim triggering event analysis was limited to Carrington during fiscal year 2016 because only Carrington had a small enough margin between estimated fair value and carrying value as of May 31, 2015 where the actual results in any quarter deviated from plan by an amount sufficient to result in a possible impairment. The estimated fair values of DeVry Group’s indefinite-lived intangible assets exceeded their carrying values by no less than 56% as of the end of fiscal year 2015, except the AUC accreditation where the excess was 7%. Operating income at all reporting units except Carrington, as discussed above, during fiscal year 2016 were not materially different from the budgeted operating income that was used in the impairment analysis as of May 31, 2015; thus, management did not believe the fair values of any reporting unit would have declined enough to fall below the carrying values prior to the May 31, 2016 annual impairment review.

The May 31, 2016 annual impairment review, using inputs and techniques mentioned above, indicated further impairment of the Carrington reporting unit. Revenue and operating income for the second half of fiscal year 2016 were significantly below management’s revised financial projections used in the second quarter interim impairment analysis. Second half revenue was approximately 8% below the revised forecast which contributed to an operating loss in the period as compared to forecast operating income. Carrington’s planned growth in enrollment did not materialize as total student enrollment declined 10% in the March and June quarters compared to the prior year and 8% sequentially from the first half of fiscal year 2016 and costs could not be reduced commensurate with enrollment shortfalls. The financial projections used in the second quarter valuation assumed enrollment levels that could not ultimately be achieved on the original timeline due to slower than anticipated opening of new learning centers and slower expansion of programs to existing centers. Accordingly, in conjunction with DeVry Group’s fiscal year 2017 annual plan which was approved by the Board of Directors in June 2016, Carrington’s fiscal year 2017 previous operating plan was revised downward as were future cash flow projections.

At May 31, 2016, management performed an impairment analysis and calculated fair value estimates for the Carrington intangible assets, primarily for the Accreditation and Title IV Eligibility intangible asset, of $20.2 million which was $42.4 million less than the carrying values at May 31, 2016. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have no implied goodwill. This was $5.8 million less than the carrying value of this reporting unit. As a result, Carrington intangible assets, consisting principally of the Accreditation and Title IV Eligibility asset, and the goodwill balance were considered to be impaired and were written down by $42.4 million and $5.8 million, respectively, in the fourth quarter of fiscal year 2016.

Management also evaluated Carrington’s remaining long-lived assets, including leasehold improvements and equipment and finite-lived intangible assets, for recoverability and determined there was no impairment at either the interim or year-end reporting periods. Therefore, in fiscal year 2016, Carrington’s goodwill and other intangibles impairment charges in the aggregate were $147.7 million, with an income tax benefit of $30.4 million resulting in an after-tax impairment charge of $117.3 million.

The May 31, 2016 annual impairment review did not indicate impairment of any other reporting unit. For fiscal year 2016, the DeVry University reporting unit experienced a 23.0% decline in revenue and a decline in operating income, before restructuring charges and a gain on the sale of assets, of 12.7% from the prior year. Based on the May 31, 2016 impairment review, DeVry University’s current and forecasted profitability is sufficient to maintain a fair value greater than its carrying value. The fair value of this reporting unit exceeded its carrying value by 6% as of the May 31, 2016 valuation date. An increase of 100 basis points in the discount rate used in the fourth quarter impairment analysis would result in a fair value less than the carrying value for DeVry University. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry Group’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized. DeVry University has been able to adjust operating expenses to offset in excess of 90% of the revenue declines experienced over the last two years. This has resulted in positive cash flows sufficient to produce a fair value in excess of the carrying value of this reporting unit. Management monitors enrollment and financial performance of the reporting unit. Should management not be able to adjust costs to offset future declines in student enrollment and revenue, resulting in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value, and goodwill and intangible assets could be impaired. Also, regulatory changes and the outcome of legal or regulatory actions could have a material adverse effect on the financial condition, results of operations and cash flows of DeVry University and impose significant restrictions on the ability of DeVry University to operate. These scenarios could require a write-off of up to $23.8 million of intangible assets and goodwill.

At June 30, 2016, intangible assets from business combinations totaled $342.9 million and goodwill totaled $588.0 million. Together, these assets equaled approximately 44% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit as of June 30, 2016 (in thousands):

Reporting Unit	As of June 30, 2016
American University of the Caribbean School of Medicine	$68,321
Ross University School of Medicine and Ross University School of Veterinary Medicine	237,173
Chamberlain College of Nursing	4,716
DeVry Brasil	223,558
Becker Professional Education	32,043
DeVry University	22,196
Total	$588,007

The table below summarizes goodwill balances by reporting segment as of June 30, 2016 (in thousands):

Reporting Segment:	As of June 30, 2016
Medical and Healthcare	$310,210
International and Professional Education	255,601
Business, Technology and Management	22,196
Total	$588,007

The table below summarizes the changes in the carrying amount of goodwill, by segment as of June 30, 2016 (in thousands):

	Medical and Healthcare		International	Business,
		Accumulated	and	Technology
		Impairment	Professional	and
	Gross	Losses	Education	Management	Total
Balance at June 30, 2013	$495,927	$(86,933)	$77,747	$22,196	$508,937
Acquisitions	-	-	9,675	-	9,675
Foreign currency exchange rate changes	-	-	1,267	-	1,267
Balance at June 30, 2014	495,927	(86,933)	88,689	22,196	519,879
Acquisitions	-	-	55,915	-	55,915
Foreign currency exchange rate changes	-	-	(23,465)	-	(23,465)
Balance at June 30, 2015	495,927	(86,933)	121,139	22,196	552,329
Purchase Accounting Adjustment	-	-	4,575	-	4,575
Acquisitions	-	-	116,007	-	116,007
Impairments	-	(98,784)	-	-	(98,784)
Foreign currency exchange rate changes	-	-	13,880	-	13,880
Balance at June 30, 2016	$495,927	$(185,717)	$255,601	$22,196	$588,007

The increase in the goodwill balance from June 30, 2015 in the International and Professional Education segment is the result of the addition of $116.0 million with the acquisition of Grupo Ibmec and Facimp. The increase was also impacted by a change in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil operation’s goodwill is recorded in local currency, fluctuations in the respective local currency’s value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment as of June 30, 2016 (in thousands):

Reporting Segment	As of June 30, 2016
Medical and Healthcare	$157,700
International and Professional Educational	162,881
Business, Technology and Management	1,645
Total	$322,226

Total indefinite-lived intangible assets increased by $18.3 million from June 30, 2015. The increase is the result of the addition of $55.7 million with the acquisition of Grupo Ibmec and Facimp and by a change in the value of the Brazilian Real as compared to the U.S. dollar. This increase was partially offset by the Carrington impairment charge of $47.0 million. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10: RESTRUCTURING CHARGES

During fiscal year 2016, DeVry Group recorded pre-tax charges, including accelerated depreciation, related to real estate consolidations of $50.1 million. Also during fiscal year 2016, DeVry Group implemented several reductions in force (“RIF”) which reduced DeVry Group’s workforce by 761 total positions and resulted in pre-tax charges of $24.1 million during fiscal year 2016. These charges represented severance pay and benefits for these employees. These restructuring charges were charged to segment costs in fiscal year 2016 as follows: $5.6 million to Medical and Healthcare, $1.2 million to International and Professional Education, $66.9 million to Business, Technology and Management and $0.5 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15: Segment Information.”

During fiscal year 2015, DeVry Group recorded pre-tax charges, including accelerated depreciation, related to real estate consolidations of $23.5 million. Also during fiscal year 2015, DeVry University implemented a voluntary separation plan (“VSP”) and a RIF. DeVry Group home office and Becker also experienced workforce reductions in fiscal year 2015. These actions reduced DeVry Group’s workforce by 668 total positions and resulted in pre-tax charges of $19.4 million during fiscal year 2015. These charges represented severance pay and benefits for these employees. These restructuring charges were charged to segment costs in fiscal year 2015 as follows: $6.9 million to Medical and Healthcare, $0.1 million to International and Professional Education, $32.6 million to Business, Technology and Management and $3.3 million to the DeVry Group home office.

The following table summarizes the separation and restructuring plan activity for the fiscal years 2016 and 2015, for which cash payments are required (in millions):

Liability balance at June 30, 2014	$15.4
Increase in liability (separation and other charges)	42.0
Reduction in liability (payments and adjustments)	(30.4)
Liability balance at June 30, 2015	27.0
Increase in liability (separation and other charges)	67.5
Reduction in liability (payments and adjustments)	(46.3)
Liability balance at June 30, 2016	$48.2

Of this liability balance, $26.7 million is recorded as Accrued Expenses and $21.5 million is recorded as Deferred Rent and Other Liabilities in the Consolidated Balance Sheet at June 30, 2016. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to 8 years.

NOTE 11: INCOME TAXES

The components of (loss) income from continuing operations before income taxes are as follows (in thousands):

	For the Year Ended June 30,
	2016	2015	2014
U.S.	$(131,615)	$33,693	$58,539
Foreign	114,317	119,967	120,828
Total	$(17,298)	$153,660	$179,367

The income tax (benefits) provisions related to the above results are as follows (in thousands):

	For the Year Ended June 30,
	2016	2015	2014
Income Tax (Benefit) Provision:
Current Tax Provision
U.S. Federal	$20,226	$10,146	$32,660
State and Local	4,295	2,756	5,133
Foreign	2,685	2,602	1,240
Total Current	27,206	15,504	39,033
Deferred Tax (Benefit) Provision:
U.S. Federal	(40,457)	(45)	(9,545)
State and Local	(5,441)	(486)	(4,447)
Foreign	4,150	3,564	2,658
Total Deferred	(41,748)	3,033	(11,334)
Income Tax (Benefit) Provision	$(14,542)	$18,537	$27,699

The income tax (benefit) provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (in thousands):

	For the Year Ended June 30,
	2016		2015		2014
Income Tax at Statutory Rate	$(6,054)	35.0%	$53,787	35.0%	$62,778	35.0%
Lower Rates on Foreign Operations	(33,213)	192.0%	(36,428)	(23.7)%	(36,675)	(20.4)%
State Income Taxes	(1,012)	5.9%	2,320	1.5%	3,405	1.9%
Nondeductible Tax Items	2,080	(12.0)%	953	0.6%	(1,037)	(0.6)%
Nondeductible Goodwill	23,957	(138.5)%	-	0.0%	-	0.0%
Other	(300)	1.7%	(2,095)	(1.3)%	(772)	(0.5)%
Income Tax (Benefit) Provision	$(14,542)	84.1%	$18,537	12.1%	$27,699	15.4%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. These assets and liabilities are composed of the following (in thousands):

	For the Year Ended June 30,
	2016	2015	2014
Loss and Credit Carryforwards, Net	$24,213	$21,544	$13,371
Employee Benefits	17,820	17,852	21,853
Stock-Based Payments	21,239	17,136	16,606
Deferred Rent	22,135	24,102	22,145
Receivable Reserve	20,158	20,043	23,036
Restructuring Reserve	18,820	8,903	8,618
Other Reserves	3,978	3,519	3,068
Less: Valuation Allowance	(8,624)	(10,552)	(9,002)
Gross Deferred Tax Assets	119,739	102,547	99,695
Depreciation	(24,217)	(25,860)	(34,398)
Amortization of Intangible Assets	(72,850)	(91,321)	(73,539)
Gross Deferred Tax Liability	(97,067)	(117,181)	(107,937)
Net Deferred Taxes	$22,672	$(14,634)	$(8,242)

DeVry Group has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2036. DeVry Group has state credit carryforwards that expire between the years ending June 30, 2018 and June 30, 2021.

DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was approximately $8.6 million as of June 30, 2016 and $10.6 million as of June 30, 2015 for other foreign and state net operating loss and state tax credit carryforwards.

Based on DeVry Group’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the U.S. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of June 30, 2016 and 2015, cumulative undistributed earnings attributable to international operations were approximately $891.3 million and $773.1 million, respectively. Although our current expectation is to not repatriate the aforementioned amount, the estimated income tax liability at current exchange rates and net of available foreign tax credits that would arise if these earnings were distributed to the U.S. is in the range of approximately $290 million to $310 million. This estimate is based on the assumptions that we would be required to distribute the entire amount of earnings as of June 30, 2016 and there are no local country tax restrictions on making such distributions.

The effective tax rate was 84.1% for fiscal year 2016, compared to 12.1% for the prior year. The higher effective tax rate for fiscal year 2016 resulted primarily due to the Carrington impairment charges, which were only partially deductible for tax purposes.

As of June 30, 2016 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $7.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5.7 million. As of June 30, 2015, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $8.5 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.7 million as of June 30, 2015.

We expect that our unrecognized tax benefits will decrease during the next 12 months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to be approximately $2.0 million. DeVry Group classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2016, 2015, and 2014 was $1.6 million, $1.5 million and $1.4 million, respectively. Interest and penalties recognized during the fiscal years ended June 30, 2016, 2015, and 2014 were $0.2 million, $0.1 million and $0.1 million, respectively. The changes in our unrecognized tax benefits were (in millions):

	For the Year Ended June 30,
	2016	2015	2014
Beginning Balance, July 1	$8.5	$9.1	$9.0
Increases from Positions Taken During Prior Periods	0.3	3.2	0.6
Decreases from Positions Taken During Prior Periods	(1.7)	(4.4)	(1.3)
Increases from Positions Taken During the Current Period	0.4	0.6	0.8
Ending Balance, June 30	$7.5	$8.5	$9.1

DeVry Group files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. DeVry Group remains generally subject to examination in the U.S. for years beginning on or after July 1, 2012; in various states for years beginning on or after July 1, 2011; and in our significant foreign jurisdictions for years beginning on or after July 1, 2010. DeVry Group is currently under audit by the States of Indiana, Missouri, New Jersey, Oregon and South Carolina for various tax years between 2010 and 2014. The U.S. federal tax returns for the years ending June 30, 2013 and 2014 are currently under audit by the Internal Revenue Service (“IRS”) which began in the first quarter of fiscal year 2017. Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment, either positive or negative, will not result when the audits are concluded.

NOTE 12: DEBT

DeVry Group had no outstanding borrowings under its revolving credit facility at each of June 30, 2016 and 2015. DeVry Group does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of Facid, FMF, Faci, Damasio, Grupo Ibmec and Facimp (see “Note 8: Business Combinations” for discussion of the FMF, Faci, Damasio, Grupo Ibmec and Facimp acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

On July 1, 2016, DeVry Group borrowed $175 million under its revolving credit facility to fund the acquisition of ACAMS (see “Note 17: Subsequent Event”).

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $0.1 million as of each of June 30, 2016 and 2015. As of June 30, 2016, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of June 30, 2016. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

DeVry Group recorded deferred financing fees of $3.5 million in relation to the revolving credit facility entered into on March 31, 2015.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. DeVry Group was in compliance with the debt covenants as of June 30, 2016.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

NOTE 13: EMPLOYEE BENEFIT PLANS

Success Sharing Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in DeVry Group’s 401(k) Success Sharing Retirement Plan. DeVry Group contributes to the plan an amount up to 4.0% of the total eligible compensation of colleagues who make contributions under the plan. In addition, DeVry Group may also make discretionary contributions for the benefit of all eligible colleagues. Expenses for the matching and discretionary contributions under the plan were $26.2 million, $26.6 million and $33.7 million in fiscal years 2016, 2015 and 2014, respectively.

Colleague Stock Purchase Plan

Under provisions of DeVry Group’s Colleague Stock Purchase Plan, any eligible colleague (employee) may authorize DeVry Group to withhold up to $25,000 of annual wages to purchase common stock of DeVry Group at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry Group subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2016, 2015 and 2014. Total shares issued to the Plan were 55,162, 32,987 and 40,468 in fiscal years 2016, 2015 and 2014, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, DeVry Group is re-issuing treasury shares to satisfy colleague share purchases under this plan.

NOTE 14: COMMITMENTS AND CONTINGENCIES

DeVry Group and its subsidiaries lease certain equipment and facilities under noncancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

Future minimum rental commitments for all noncancelable operating leases having a remaining term in excess of one year at June 30, 2016, are as follows (in thousands):

Fiscal Year	Amount
2017	$101,107
2018	91,668
2019	82,688
2020	77,523
2021	69,662
Thereafter	204,961

DeVry Group recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term. Rent expense for the years ended June 30, 2016, 2015 and 2014 was $80.0 million, $90.1 million and $87.1 million, respectively.

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. The timing or outcome of the following matters, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time. The continued defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

In April 2013, DeVry Group received a Civil Investigative Demand (a “CID”) issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The CID was issued in connection with an investigation into whether DeVry Group caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry Group’s Massachusetts students and required DeVry Group to answer interrogatories and to provide documents relating to periods on or after January 1, 2007. DeVry Group responded to the CID in May 2013. In July 2016, DeVry Group received a second CID from the Office requesting information regarding advertising, admissions materials, placement rates, and credit/transferability agreements. DeVry Group is in the process of responding to the second CID.

On July 15, 2014, DeVry Group received a letter dated July 9, 2014 from the New York Office of the Attorney General (“NYOAG”). The letter requested cooperation with the NYOAG’s inquiry into whether recent television advertisements and website marketing regarding DeVry University may have violated federal and state laws prohibiting false advertising and deceptive practices. The letter requested relevant information from January 1, 2011, to the date of the aforementioned letter request to enable NYOAG to make a determination of what action, if any, is warranted. DeVry Group has produced, and continues to produce, responsive information in cooperation with the NYOAG’s inquiry, and presently is in discussions with the NYOAG Staff to address certain concerns the Staff has raised that could form the basis for potential claims by the NYOAG if not addressed to the Staff’s satisfaction.

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”), based on a portion of its pending August 28, 2015 inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations relate to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). DeVry University has requested a hearing on ED’s decision, and has and will continue to collaborate closely with ED to demonstrate DeVry University’s compliance and resolve this matter satisfactorily. In the event DeVry University is unable to demonstrate its compliance or otherwise resolve this matter satisfactorily, the January 2016 Notice would become effective, thus requiring, among other things, DeVry University to cease its Since 1975 Representation, notify enrolled and prospective students that such representations were unsubstantiated under ED regulations, and take certain steps to substantiate future representations related to post-graduation employment outcomes. Additionally, DeVry University would be required to post a letter of credit with ED in an amount at least equal to 10% of the Title IV funds disbursed by DeVry University for its most recently completed fiscal year, which would reduce DeVry Group’s available credit under our revolving credit facility and/or cash balances by an amount equal to the letter of credit. In such circumstances, DeVry University would also be required to disburse funds under either ED FSA’s cash monitoring or reimbursement payment method, the latter of which could result in delayed, potentially substantial, disbursements of Title IV funds. DeVry University also would be required to participate in the Title IV programs under provisional certification during which time it would be required obtain prior ED approval to open a new location, add an educational program, or make any other substantive changes. Provisional certification status carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

On January 27, 2016, the Federal Trade Commission (“FTC”) filed a civil complaint (the “FTC lawsuit”) against DeVry Group, DeVry University, Inc., and DeVry/New York Inc. in the United States District Court for the Central District of California alleging that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a), as amended (the “FTC Act”). The advertising claims at issue relate to DeVry University graduates’ employment rates and earnings relative to graduates of other colleges and universities. The lawsuit seeks permanent injunctive relief against future alleged violations of the FTC Act, reimbursement of FTC costs, and such other relief as the court deems necessary to redress any consumer injury from the alleged violations, including rescission or reformation of contracts, restitution, the refund of monies paid, and the disgorgement of ill-gotten monies. The lawsuit followed the previously reported receipt of a CID from the FTC dated January 28, 2014. Since the filing of FTC’s lawsuit, the DeVry Group Defendants answered the FTC’s complaint, denying all allegations of wrongdoing and asserting certain defenses to the FTC’s claims. They filed a motion to dismiss the lawsuit on March 10, 2016, which was not granted. The court thereafter entered a scheduling order that includes key litigation deadlines culminating in a trial beginning March 13, 2018.

On January 29, 2016, a putative class action lawsuit was filed by Alex Rayter and Ryan Herendeen, individually and on behalf of others similarly situated, against DeVry Group and DeVry University, Inc. in the United States District Court for the Northern District of California claiming breaches of implied contract and the implied covenant of good faith and fair dealing, violations of the California Unfair Trade Practices Act, the California False Advertising Act and the California Consumer Legal Remedies Act, and negligent misrepresentations. An agreement in principle has been reached to settle the litigation with the named plaintiffs as a means of resolving disputed claims without the cost, disruption, uncertainty and expense of further litigation. Pursuant to a confidential settlement agreement that is being documented, the lawsuit will be dismissed in its entirety.

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operation Engineers, individually and on behalf of others similarly situated, against DeVry Group, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased DeVry Group common stock between February 4, 2011 and January 27, 2016. Citing the FTC lawsuit and ED’s January 2016 Notice, the plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these false or misleading statements about DeVry University graduate outcomes, plaintiff alleges, defendants overstated DeVry Group’s growth, revenue and earnings potential and made false or misleading statements about DeVry Group’s business, operations and prospects. Plaintiffs allege direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act. Plaintiff seeks monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System moved for appointment as lead plaintiff and approval of its selection of counsel. On July 26, 2016, the Pension Trust Fund for Operation Engineers filed a notice of its non-opposition to the appointment of Utah Retirement System as lead plaintiff.

On or about June 21, 2016, T’Lani Robinson and Robby Brown filed an arbitration demand with the American Arbitration Association in Chicago, seeking to represent a putative class of students who received a DeVry University education from January 1, 2008 until April 8, 2016. The Demand is predicated on the same core allegations as the FTC case and asserts causes of action for breach of contract, negligence, violation of the Illinois Uniform Deceptive Trade Practices Act, conversion, and unjust enrichment. The Demand seeks a declaratory judgment, unspecified damages, and an injunction. On July 21, 2016, DeVry Group filed a statement in the arbitration objecting to the jurisdiction of an arbitrator to determine whether the enrollment agreements allow for arbitration on a class-wide basis. On the same day, DeVry Group filed a declaratory judgment action in the United States District Court for the Northern District of Illinois seeking (1) an order declaring that the federal court – not an arbitrator – is to determine whether the enrollment agreements allow for arbitration on a class-wide basis, (2) an order declaring that the enrollment agreements do not authorize arbitration on a class-wide basis, and (3) an order preventing any arbitrator from purporting to conduct any class-wide arbitration. These matters are in their initial stages and no definitive scheduling deadlines have yet been set.

NOTE 15: SEGMENT INFORMATION

DeVry Group’s principal business is providing postsecondary education. DeVry Group presents three reportable segments: “Medical and Healthcare,” which includes the operations of AUC, RUSM, RUSVM, Chamberlain and Carrington; “International and Professional Education,” which includes the operations of DeVry Brasil and Becker; and “Business, Technology and Management,” which is comprised solely of DeVry University.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry Group’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating (loss) income from continuing operations, which is defined as income before special charges, noncontrolling interest, income taxes and interest. Interest and certain home office related expenses are reconciling items in arriving at consolidated (loss) income from continuing operations before income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable Home Office and Other assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as Home Office and Other assets. The accounting policies of the segments are the same as those described in “Note 3: Summary of Significant Accounting Policies.”

Following is a tabulation of business segment information based on the segmentation for each of the years ended June 30, 2016, 2015 and 2014. Home Office and Other information is included where it is needed to reconcile segment data to the Consolidated Financial Statements (in thousands).

	For the Year Ended June 30,
	2016	2015	2014
Revenue:
Medical and Healthcare	$936,332	$859,477	$769,126
International and Professional Education	299,018	258,839	228,057
Business, Technology and Management	611,132	794,162	929,948
Intersegment Revenue and Other	(2,945)	(2,535)	(3,760)
Total Consolidated Revenue	$1,843,537	$1,909,943	$1,923,371
Operating Income (Loss) from Continuing Operations:
Medical and Healthcare	$14,337	$146,503	$136,035
International and Professional Education	41,665	36,796	42,744
Business, Technology and Management	(46,897)	(17,658)	10,777
Home Office and Other	(21,248)	(8,731)	(8,288)
Total Consolidated Operating (Loss) Income from Continuing Operations	$(12,143)	$156,910	$181,268
Interest Income (Expense):
Interest Income	$779	$2,063	$1,731
Interest Expense	(5,934)	(5,313)	(3,632)
Net Interest Expense	$(5,155)	$(3,250)	$(1,901)
Total Consolidated (Loss) Income from Continuing Operations Before Income Taxes	$(17,298)	$153,660	$179,367
Segment Assets:
Medical and Healthcare	$892,758	$1,164,914	$1,149,244
International and Professional Education	678,260	398,857	296,996
Business, Technology and Management	261,251	400,536	433,833
Home Office and Other	264,727	109,886	117,563
Total Consolidated Assets	$2,096,996	$2,074,193	$1,997,636
Additions to Long-Lived Assets:
Medical and Healthcare	$32,924	$60,029	$51,023
International and Professional Education	208,075	139,474	39,862
Business, Technology and Management	10,662	4,944	12,791
Home Office and Other	10,806	9,704	6,064
Total Consolidated Additions to Long-Lived Assets	$262,467	$214,151	$109,740
Reconciliation to Consolidated Financial Statements
Capital Expenditures	$69,396	$88,707	$79,355
Increase in Capital Assets from Acquisitions	13,778	10,921	2,257
Increase in Intangible Assets and Goodwill	179,293	114,523	28,128
Total Increase in Consolidated Long-Lived Assets	$262,467	$214,151	$109,740
Depreciation Expense:
Medical and Healthcare	$33,620	$27,304	$24,831
International and Professional Education	5,910	6,164	3,900
Business, Technology and Management	27,075	37,267	43,713
Home Office and Other	12,795	14,273	10,295
Total Consolidated Depreciation	$79,400	$85,008	$82,739
Intangible Asset Amortization Expense:
Medical and Healthcare	$255	$647	$3,647
International and Professional Education	5,192	3,442	2,772
Total Consolidated Amortization	$5,447	$4,089	$6,419

Certain amounts reported for Segment Assets in fiscal year 2015 and 2014 have been revised from Home Office and Other to the Medical and Healthcare and Business, Technology and Management segments. The revision aligns the reporting in this table of intangible assets and goodwill to the appropriate segments. The revision consists of a decrease to Home Office and Other Segment Assets of $27.5 million for the fiscal years ended 2014 and 2015 and an increase to Medical and Healthcare and Business, Technology and Management Segment Assets of $3.7 million and $23.8 million, respectively, for the fiscal years ended 2014 and 2015.

DeVry Group conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India and the Pacific Rim. Other international revenue, which is derived principally from Canada, Europe and the Pacific Rim, was less than 5% of total revenue for the years ended June 30, 2016, 2015 and 2014. Revenue and long-lived assets by geographic area are as follows (in thousands):

	For the Year Ended June 30,
	2016	2015	2014
Revenue from Unaffiliated Customers:
Domestic Operations	$1,294,487	$1,401,301	$1,457,430
International Operations:
Dominica, St. Kitts and St. Maarten	346,235	337,782	328,218
Brazil	196,097	159,231	125,511
Other	6,718	11,629	12,212
Total International	549,050	508,642	465,941
Consolidated	$1,843,537	$1,909,943	$1,923,371
Long-Lived Assets:
Domestic Operations	$294,641	$356,183	$387,081
International Operations:
Dominica, St. Kitts and St. Maarten	190,513	186,258	169,542
Brazil	106,878	54,517	48,927
Other	3,388	118	184
Total International	300,779	240,893	218,653
Consolidated	$595,420	$597,076	$605,734

No one customer accounted for more than 10% of DeVry Group's consolidated revenue.

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2016 and 2015, are as follows:

	Quarter
	First	Second	Third	Fourth	Total Year
	(in thousands, except per share amounts)
2016
Revenue	$441,413	$456,203	$474,221	$471,700	$1,843,537
Operating Income (Loss)	8,247	(56,377)	60,847	(24,860)	(12,143)
Net Income (Loss) Attributable to DeVry Education Group	$5,465	$(50,587)	$51,925	$(9,969)	$(3,166)
Earnings (Loss) per Common Share Attributable to
DeVry Education Group Shareholders:
Basic	$0.08	$(0.79)	$0.81	$(0.16)	$(0.05)
Diluted	$0.08	$(0.79)	$0.81	$(0.16)	$(0.05)

Cash Dividend Declared per Common Share	$-	$0.18	$-	$0.18	$0.36

	Quarter
	First	Second	Third	Fourth	Total Year
	(in thousands, except per share amounts)
2015
Revenue	$462,044	$484,880	$489,830	$473,189	$1,909,943
Operating Income from Continuing Operations	24,643	48,970	49,450	33,847	156,910
AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATION GROUP:
Income from Continuing Operations	20,440	42,413	41,544	29,926	134,323
Income from Discontinued Operations	-	-	5,576	-	5,576
Net Income Attributable to DeVry Education Group	$20,440	$42,413	$47,120	$29,926	$139,899
Earnings per Common Share Attributable to DeVry Education Group Shareholders:
Basic:
Continuing Operations	$0.32	$0.66	$0.65	$0.46	$2.08
Discontinued Operations	-	-	0.08	-	0.09
	$0.32	$0.66	$0.73	$0.46	$2.17
Diluted:
Continuing Operations	$0.31	$0.65	$0.64	$0.46	$2.06
Discontinued Operations	-	-	0.08	-	0.08
	$0.31	$0.65	$0.72	$0.46	$2.14

Cash Dividend Declared per Common Share	$-	$0.18	$-	$0.18	$0.36

NOTE 17: SUBSEQUENT EVENT

On July 1, 2016, Becker acquired ACAMS, located in Miami, Florida, for approximately $330 million, net of cash acquired. DeVry Group funded the purchases with available domestic cash balances and $175 million in borrowings under its revolving credit facility (see “Note 12: Debt”). ACAMS is the largest international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Becker’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals. ACAMS financial results will be reported within Becker Professional Education as part of DeVry Group’s International and Professional Education segment.

DEVRY EDUCATION GROUP INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended June 30, 2016, 2015 and 2014

Description of Allowances and Reserves	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
FY2016
Deducted from accounts receivable for refunds	$5,766	$46,525	(c)	$-		$50,504	(b)	$1,787
Deducted from accounts receivable for uncollectible accounts	59,206	35,496		(217	)(a)(f)	31,771	(b)	62,714
Deducted from long-term notes receivable for uncollectible notes	2,368	(1,217)		(475	)(f)	-		676
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	10,552	-		-		1,928	(h)	8,624
Restructuring expense reserve	26,992	67,495		-		46,264	(e)	48,223
FY2015
Deducted from accounts receivable for refunds	$1,488	$42,316	(c)	$-		$38,038	(b)	$5,766
Deducted from accounts receivable for uncollectible accounts	60,996	47,587		673	(a)(f)	50,050	(b)	59,206
Deducted from long-term notes receivable for uncollectible notes	4,980	(19)		(2,562	)(f)	31	(b)	2,368
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	9,002	1,550	(h)	-		-		10,552
Restructuring expense reserve	15,392	41,950		-		30,350	(e)	26,992
FY2014
Deducted from accounts receivable for refunds	$1,240	$36,070	(c)	$559	(d)	$36,381	(b)	$1,488
Deducted from accounts receivable for uncollectible accounts (1)	54,103	50,600		2,696	(f)(g)	46,403	(b)	60,996
Deducted from long-term notes receivable for uncollectible notes (1)	10,759	1,781		(7,248	)(f)	312	(b)	4,980
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	6,538	2,464	(h)	-		-		9,002
Restructuring expense reserve (1)	13,168	30,034		-		27,810	(e)	15,392

(1)	Fiscal year 2014 amounts for Deducted from accounts receivable for uncollectible accounts, Deducted from long-term notes receivable for uncollectible notes and Restructuring expense reserve have been changed from the fiscal year 2014 10-K presentation for correction of errors.

(a)	Effects of foreign currency translation charged to Accumulated Other Comprehensive Income (Loss).
(b)	Write-offs of uncollectable amounts and cash refunds.
(c)	Amounts recorded as a reduction of revenue, including adjustment for withdrawn students.
(d)	Charged to deferred revenue accounts.
(e)	Payments and/or adjustments of liabilities for restructuring reserve.
(f)	Reclassifications between accounts.
(g)	AAI's balance charged to discontinued operations.
(h)	Adjustments to valuation allowance include an increase of $2.9 million and a decrease of $4.9 million in fiscal year 2016, an increase of $1.6 million in fiscal year 2015, and an increase of $2.5 million in fiscal year 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DeVry Education Group Inc.:

In our opinion, the accompanying consolidated Balance Sheets and the related consolidated Statements of Income (Loss), Comprehensive Income, Shareholders’ Equity and Cash Flows present fairly, in all material respects, the financial position of DeVry Education Group Inc. and its subsidiaries at June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

 /s/ PricewaterhouseCoopers LLP

 Chicago, Illinois

 August 25, 2016

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to DeVry Group’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 10, 2016 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Proxy Statement (as defined in Item 10).

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated by reference to the Proxy Statement (as defined in Item 10).

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Proxy Statement (as defined in Item 10).

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Proxy Statement (as defined in Item 10).

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of DeVry Group and its subsidiaries are included in Part II, Item 8, on pages 96 through 138 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of DeVry Group and its subsidiaries is included in Part II, Item 8 on page 137 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 142 through 146 of this Annual Report on Form 10-K.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

The operating results presented below (except for Loss from Discontinued Operations, Net Income and EPS) exclude the results of Advanced Academics, Inc. (“AAI”) which are included in discontinued operations. Cash and Cash Equivalents and Capital Expenditures exclude the balances of AAI which was divested in December 2013. Operating results for business combinations are included since the date of each respective acquisition. See “Note 8: Business Combinations” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of acquisitions.

	For the Year Ended June 30,
	2016	2015 (2)	2014 (2)	2013 (2)	2012 (2)
	(in thousands, except per share amounts)
OPERATING:
Revenue	$1,843,537	$1,909,943	$1,923,371	$1,964,375	$2,071,783
Depreciation	79,400	85,008	82,739	83,111	74,472
Amortization of Intangible Assets and Other	6,151	5,548	7,078	10,139	10,002
Interest Income	779	2,063	1,731	1,652	817
Interest Expense	5,934	5,313	3,632	3,611	2,612
(Loss) Income from Continuing Operations, Net of Tax	(3,166)	134,323	150,989	123,688	169,106
Income (Loss) from Discontinued Operations, Net of Tax	-	5,576	(16,957)	(16,902)	(27,541)
Net (Loss) Income Attributable to DeVry Education Group	(3,166)	139,899	134,032	106,786	141,565
Diluted (Loss) Earnings per Common Share (EPS)	(0.05)	2.14	2.07	1.65	2.09
Shares Used in Calculating Diluted EPS (in thousands)	64,036	65,277	64,853	64,611	67,705
Cash Dividend Declared per Common Share	0.36	0.36	0.34	0.34	0.30
FINANCIAL POSITION:
Cash and Cash Equivalents	308,164	353,022	358,188	196,576	173,984
Total Assets	2,096,996	2,039,832	1,964,790	1,821,901	1,811,379
Total Shareholders' Equity	1,582,087	1,584,810	1,533,393	1,397,156	1,356,393
OTHER SELECTED DATA:
Cash Provided by Operating Activities	231,569	203,107	265,561	261,505	277,422
Capital Expenditures	69,396	88,707	79,355	111,775	125,298
Shares Outstanding at Year-end (in thousands)	62,549	63,623	63,624	62,946	64,722
Closing Price of Common Stock at Year-end	17.84	29.98	42.34	31.02	30.97
Price Earnings Ratio on Common Stock (1)	NM	14	20	19	15

(1)	Computed on trailing four quarters of earnings per common share.
(2)	Includes reclassifications of deferred tax assets and liabilities related to adoption of ASU No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes."

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
2(a)	Agreement and Plan of Merger, dated May 18, 2016, by and among DeVry/Becker Education Development Corp., AGM Acquisition Corp., Cardinal Acquisition Merger Sub, Inc., Alert Global Media Holdings, LLC, and Registrant		Exhibit 2.1 to the Registrant’s Form 8-K filed June 23, 2016

3(a)	Restated Certificate of Incorporation of the Registrant, as amended		Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended December 31, 2013

3(b)	Amended and Restated By-Laws of the Registrant, as amended as of August 20, 2014		Exhibit 3.2 to the Registrant’s Form 8-K dated August 20, 2014

4(a)	Credit Agreement dated March 31, 2015, among DeVry Education Group Inc. and Certain Subsidiaries of DeVry Education Group Inc. Identified Therein, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith as Sole Lead Arranger and Sole Bookrunner, PNC Bank, National Association, as Syndication Agent, Bank of Montreal and The Northern Trust Company, as Co-Documentation Agents, and The Other Lenders Party Thereto (the “Credit Agreement”)		Exhibit 4.1 to the Registrant’s Form 8-K filed April 6, 2015

4(b)	Offshore Subsidiary Guaranty, dated March 31, 2015, regarding the Credit Agreement		Exhibit 4.3 to the Registrant’s Form 8-K filed April 6, 2015

4(c)	U.S. Subsidiary Guaranty, dated March 31, 2015, regarding the Credit Agreement		Exhibit 4.3 to the Registrant’s Form 8-K filed April 6, 2015

4(d)	Pledge Agreement, dated March 31, 2015, by and among DeVry Education Group Inc. and Global Education International, Inc. and Certain of Their Subsidiaries as the Grantors and Bank of America, N.A., as Administrative Agent		Exhibit 4.3 to the Registrant’s Form 8-K filed April 6, 2015

4(e)	Deed of Disclosed Pledge Over Registered Shares, dated as of March 31, 2015, regarding the Credit Agreement (filed herewith)		Exhibit 4(e) to the Registrant’s Form 10-K for the year ended June 30, 2015

4(f)	Quota Pledge Agreement, dated as of March 31, 2015, regarding the Credit Agreement (filed herewith)		Exhibit 4(f) to the Registrant’s Form 10-K for the year ended June 30, 2015

4(g)	Share Pledge Agreement (DeVry Brasil), dated as of March 31,2015, regarding the Credit Agreement (filed herewith)		Exhibit 4(g) to the Registrant’s Form 10-K for the year ended June 30, 2015

4(h)	Share Pledge Agreement (DeVry Brasil Subsidiaries), dated as of March 31,2015, regarding the Credit Agreement (filed herewith)		Exhibit 4(h) to the Registrant’s Form 10-K for the year ended June 30, 2015

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
10(a)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Registrant’s Form S-3, File No. 333-22457 dated February 27, 1997

10(b)	Registrant’s Amended and Restated 1999 Stock Incentive Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2002

10(c)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003

10(d)	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010

10(e)	Registrant’s Second Amended and Restated DeVry Education Group Inc. Incentive Plan of 2013		Exhibit 4.4 to the Registrant’s Form S-8 dated December 23, 2013

10(f)	Form of Nonqualified Stock Option Agreement for Executive Officers under DeVry Inc. Amended and Restated Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(g)	Form of Nonqualified Stock Option Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(h)	Form of Incentive Stock Option Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(i)	Form of Incentive Stock Option Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(j)	Form of Full Value Share Award Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10.2 to the Registrant’s Form 8-K dated February 20, 2013

10(k)	Form of Full Value Share Award Agreement for Directors under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(j) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(l)	Form of Full Value Share Award Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(k) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(m)	Form of Performance Share Award Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(l) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(n)	Form of Stock Appreciation Rights Agreement under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated February 20, 2013

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
10(o)	Form of Nonqualified Stock Option Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(p)	Form of Nonqualified Stock Option Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(q)	Form of Incentive Stock Option Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(r)	Form of Incentive Stock Option Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(s)	Form of Full Value Share Award Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 8, 2014

10(t)	Form of Full Value Share Award Agreement for Directors under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(t) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(u)	Form of Full Value Share Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(u) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(v)	Form of Performance Share Award Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(v) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(w)	Form of Performance Share Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)		Exhibit 10(w) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(x)	Form of Restricted Cash Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(x) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(y)	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
10(z)	Registrant’s Success Sharing Retirement Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014
10(aa)	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010

10(bb)	Employment Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

10(cc)	Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

10(dd)	First Amendment to Senior Advisor Agreement between the Registrant and Ronald L. Taylor (filed herewith)		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(ee)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Registrant’s Form 8-K dated August 16, 2006

10(ff)	Employment Agreement between the Registrant and Daniel M. Hamburger		Exhibit 10.1 to the Registrant’s Form 8-K dated November 21, 2006

10(gg)	Separation Agreement between the Registrant and Daniel M. Hamburger dated June 8, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated June 14, 2016

10(hh)	Employment Agreement between the Registrant and Lisa W. Wardell dated May 24, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated May 27, 2016

10(ii)	Executive Employment Agreement between the Registrant and Robert Paul dated March 16, 2014 (filed herewith)		Exhibit 10(gg) to the Registrant’s Form 10-K for the year ended June 30, 2015

10(kk)	Executive Employment Agreement between the Registrant and Patrick J. Unzicker dated May 31, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated June 1, 2016

10(ll)	Executive Employment Agreement between the Registrant and Timothy J. Wiggins dated December 14, 2011		Exhibit 10.1 to the Registrant’s Form 8-K dated December 14, 2011

10(mm)	Executive Employment Agreement between the Registrant and Steven Riehs dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013

10(nn)	Executive Employment Agreement between the Registrant and Susan Groenwald dated September 1, 2011		Exhibit 10(ii) to the Registrant’s Form 10-K for the year ended June 30, 2014

21	Subsidiaries of the Registrant	148

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	150

31	Rule 13a-14(a)/15d-14(a) Certifications	151

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
32	Section 1350 Certifications	153

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Education Group Inc.

Date: August 25, 2016
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial
Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher B. Begley	Board Chair and Director	August 25, 2016
Christopher B. Begley

/s/ Lisa W. Wardell	Chief Executive Officer and Director	August 25, 2016
Lisa W. Wardell

/s/ David S. Brown	Director	August 25, 2016
David S. Brown

/s/ Ann Weaver Hart	Director	August 25, 2016
Ann Weaver Hart

/s/ Lyle Logan	Director	August 25, 2016
Lyle Logan

/s/ Michael W. Malafronte	Director	August 25, 2016
Michael W. Malafronte

/s/ Alan G. Merten	Director	August 25, 2016
Alan G. Merten

/s/ Fernando Ruiz	Director	August 25, 2016
Fernando Ruiz

/s/ Ronald L. Taylor	Director	August 25, 2016
Ronald L. Taylor

/s/ James D. White	Director	August 25, 2016
James D. White

