Form 10-Q
period 2016-09-30
DEVRY EDUCATION GROUP INC.
filed 2016-11-02
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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

October 27, 2016 — 62,623,000 shares of Common Stock, $0.01 par value

DEVRY EDUCATION GROUP INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,	September 30,
	2016	2016	2015
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$189,017	$308,164	$436,453
Marketable Securities and Investments	3,738	3,609	3,398
Restricted Cash	5,795	7,183	7,917
Accounts Receivable, Net	184,294	162,389	185,956
Prepaid Expenses and Other	40,814	36,760	47,939
Total Current Assets	423,658	518,105	681,663
Land, Building and Equipment:
Land	54,967	55,690	59,091
Building	484,104	488,347	490,022
Equipment	523,492	521,209	522,735
Construction in Progress	24,201	22,560	16,716
	1,086,764	1,087,806	1,088,564
Accumulated Depreciation	(572,320)	(566,043)	(558,228)
Land, Building and Equipment, Net	514,444	521,763	530,336
Other Assets:
Deferred Income Taxes, Net	32,037	52,608	6,318
Intangible Assets, Net	426,089	342,856	304,141
Goodwill	854,188	588,007	533,179
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	60,490	60,207	37,522
Total Other Assets	1,386,254	1,057,128	894,610
TOTAL ASSETS	$2,324,356	$2,096,996	$2,106,609

LIABILITIES:
Current Liabilities:
Accounts Payable	$57,423	$64,687	$59,777
Accrued Salaries, Wages and Benefits	65,841	93,328	74,214
Accrued Expenses	96,863	103,379	82,066
Deferred Revenue	224,713	100,442	223,343
Total Current Liabilities	444,840	361,836	439,400
Other Liabilities:
Revolving Loan	130,000	-	-
Deferred Income Taxes, Net	30,769	29,936	21,103
Deferred Rent and Other	112,026	118,025	99,085
Total Other Liabilities	272,795	147,961	120,188
TOTAL LIABILITIES	717,635	509,797	559,588
COMMITMENTS AND CONTINGENCIES (NOTE 12)
NONCONTROLLING INTEREST	5,043	5,112	3,652
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 62,728,000, 62,549,000 and 63,573,000 Shares Outstanding at September 30, 2016, June 30, 2016 and September 30, 2015, respectively	772	765	766
Additional Paid-in Capital	383,815	372,175	356,487
Retained Earnings	1,796,099	1,771,068	1,804,482
Accumulated Other Comprehensive Loss	(49,223)	(42,467)	(122,154)
Treasury Stock, at Cost, 14,454,000, 13,990,000 and 12,803,000 Shares at September 30, 2016, June 30, 2016 and September 30, 2015, respectively	(529,785)	(519,454)	(496,212)
TOTAL SHAREHOLDERS' EQUITY	1,601,678	1,582,087	1,543,369
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,324,356	$2,096,996	$2,106,609

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
	(in thousands, except per share amounts)
REVENUE:
Tuition	$399,027	$396,056
Other Educational	50,865	45,357
Total Revenue	449,892	441,413
OPERATING COST AND EXPENSE:
Cost of Educational Services	250,673	245,077
Student Services and Administrative Expense	161,065	164,016
Restructuring Expense	5,047	24,073
Total Operating Cost and Expense	416,785	433,166
Operating Income	33,107	8,247
INTEREST:
Interest Income	1,058	127
Interest Expense	(2,115)	(2,326)
Net Interest Expense	(1,057)	(2,199)
Income Before Income Taxes	32,050	6,048
Income Tax Provision	(6,901)	(662)
NET INCOME	25,149	5,386
Net Loss Attributable to Noncontrolling Interest	3	79
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$25,152	$5,465

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS:
Basic	$0.40	$0.08
Diluted	$0.39	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
	(in thousands)
NET INCOME	$25,149	$5,386
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Loss	(6,830)	(44,920)
Change in Fair Value of Available-For-Sale Securities	74	(120)
COMPREHENSIVE INCOME (LOSS)	18,393	(39,654)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	148	1,050
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$18,541	$(38,604)

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$25,149	$5,386
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	5,750	6,238
Depreciation	17,476	19,677
Amortization	3,439	1,348
Provision for Refunds and Uncollectible Accounts	22,481	20,594
Deferred Income Taxes	3,328	(16)
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	418	7,952
Changes in Assets and Liabilities, Net of Effects from Acquisition Components:
Restricted Cash	1,388	2,826
Accounts Receivable	(45,280)	(76,472)
Prepaid Expenses and Other	(6,017)	8,894
Accounts Payable	(3,717)	(3,303)
Accrued Salaries, Wages, Benefits and Expenses	(35,995)	(10,363)
Deferred Revenue	109,348	133,820
NET CASH PROVIDED BY OPERATING ACTIVITIES	97,768	116,581
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(11,318)	(22,753)
Payment for Purchase of Businesses, Net of Cash Acquired	(331,070)	-
Marketable Securities Purchased	(10)	(13)
Purchase of Noncontrolling Interest of Subsidiary	-	(3,114)
NET CASH USED IN INVESTING ACTIVITIES	(342,398)	(25,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	6,350	240
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	211	279
Repurchase of Common Stock for Treasury	(8,255)	(8,255)
Payments of Seller Financed Obligations	(3,518)	(2,931)
Borrowings Under Revolving Credit Facility	240,000	-
Repayments Under Revolving Credit Facility	(110,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	124,788	(10,667)
Effects of Exchange Rate Differences	695	3,397
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(119,147)	83,431
Cash and Cash Equivalents at Beginning of Period	308,164	353,022
Cash and Cash Equivalents at End of Period	$189,017	$436,453
Non-cash Investing and Financing Activity:
Decrease in Redemption Value of Noncontrolling Interest Put Option	$(66)	$(2,775)

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

Notes to Consolidated Financial Statements

NOTE 1: INTERIM FINANCIAL STATEMENTS

The interim Consolidated Financial Statements include accounts of DeVry Education Group Inc. (“DeVry Group”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of DeVry Group. The June 30, 2016 data that is presented is derived from audited financial statements.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in DeVry Group's Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three months ended September 30, 2016, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of DeVry Group and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported on our Consolidated Balance Sheets. The noncontrolling ownership interest in our earnings is classified as “Net Loss Attributable to Noncontrolling Interest” in our Consolidated Statements of Income. Unless indicated, or the context requires otherwise, references to years refer to DeVry Group’s fiscal years.

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

Revenue Recognition

Tuition

Chamberlain College of Nursing (“Chamberlain”), Carrington College (“Carrington”), DeVry Educacional do Brasil (“DeVry Brasil”) higher education and DeVry University tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”) basic science curriculum revenue is recognized on a straight-line basis over the academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of primarily U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker Professional Education (“Becker”) and DeVry Brasil’s test preparation live classroom and DeVry Brasil’s online tuition revenue is recognized on a straight-line basis over the applicable delivery period. Revenue from Becker conferences and training services, which are generally short-term in duration, is recognized when the conference or training service is provided.

Other Educational

Sales of Becker subscriptions, membership dues and certifications, along with sales of textbooks, electronic books, other educational products, including Becker self-study sales, are included in Other Educational Revenue in the Consolidated Statements of Income. Revenue from Becker subscriptions and membership dues is recognized on a straight-line basis over the applicable subscription or membership period. Revenue from Becker certifications is recognized when the certification process is complete. Textbook, electronic book and other educational product revenue is recognized when the sale occurs. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenue and recognized when confirmation of course delivery is received.

Refunds and Provisions

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

The provisions for refunds, which are reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $12.3 million and $11.1 million for the three months ended September 30, 2016 and 2015, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student leaves school prior to completing an academic term, federal and/or state regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $69.1 million and $63.5 million at September 30, 2016 and 2015, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income, were $10.1 million and $9.4 million for the three months ended September 30, 2016 and 2015, respectively.

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of September 30, 2016 and 2015, the net balance of capitalized internal-use software development costs was $16.6 million and $28.7 million, respectively.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In the first three months of fiscal year 2017 and in fiscal year 2016, management consolidated operations at DeVry University, Carrington and DeVry Group’s home office. These decisions resulted in pre-tax accelerated depreciation and write-offs of $1.3 million and $7.4 million on leasehold improvements and equipment during the three months ended September 30, 2016 and 2015, respectively. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (see “Note 9: Restructuring Charges”). For a discussion of the impairment review of goodwill and intangible assets see “Note 8: Intangible Assets.”

Perkins Program Fund

DeVry University is required under U.S. federal aid program regulations to make contributions to the Federal Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal government contributions were received in the first three months of fiscal year 2017 or in fiscal year 2016. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at each of September 30, 2016 and 2015. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal government contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and DeVry University to satisfy their respective cumulative contributions to the fund. Authorization of the Federal Perkins Student Loan Program expired on September 30, 2015. On December 17, 2015, Congress extended the authorization of the Federal Perkins Student Loan Program to September 30, 2017.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil’s operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three month periods ended September 30, 2016 and 2015 were not material.

Noncontrolling Interest

DeVry Group currently maintains a 97.9% ownership interest in DeVry Brasil with the remaining 2.1% owned by members of the current DeVry Brasil senior management group. Prior to DeVry Group’s July 2015 purchase of additional DeVry Brasil stock, DeVry Group’s ownership percentage was 96.3%. Since July 1, 2015, DeVry Group has had the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, since July 1, 2015, DeVry Brasil management has had the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry Group. Since the put option is out of the control of DeVry Group, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the Consolidated Balance Sheets.

The DeVry Brasil management put option is being accreted to its redemption value in accordance with the terms of the stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded in retained earnings in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The adjustment to increase or decrease the DeVry Brasil noncontrolling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the Consolidated Statements of Income based on DeVry Group's noncontrolling interest accounting policy.

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended September 30,
	2016	2015
Balance at Beginning of Period	$5,112	$9,620
Net Loss Attributable to Noncontrolling Interest	(3)	(79)
Payment for Purchase of Noncontrolling Interest of Subsidiary	-	(3,114)
Decrease in Redemption Value of Noncontrolling Interest Put Option	(66)	(2,775)
Balance at End of Period	$5,043	$3,652

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 2,755,000 and 2,644,000 shares of common stock for the three months ended September 30, 2016 and 2015, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended September 30,
	2016	2015
Weighted Average Shares Outstanding	62,592	63,583
Unvested Participating RSUs	827	763
Basic Shares	63,419	64,346
Effect of Dilutive Stock Options	477	383
Diluted Shares	63,896	64,729

Treasury Stock

DeVry Group’s Board of Directors (the “Board”) has authorized share repurchase programs on nine occasions (see “Note 6: Share Repurchase Programs”). The ninth share repurchase program was approved on December 15, 2015 and commenced in January 2016. Shares that are repurchased by DeVry Group are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenue and expense reported during the period. Actual results could differ from those estimates.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment, primarily at DeVry Brasil, and unrealized gains on available-for-sale marketable securities, net of the effects of income taxes.

The Accumulated Other Comprehensive Loss balance at September 30, 2016 consists of $49.4 million of cumulative translation losses ($48.3 million attributable to DeVry Group and $1.1 million attributable to noncontrolling interests) and $0.2 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group. At September 30, 2015, this balance consisted of $122.3 million of cumulative translation losses ($119.7 million attributable to DeVry Group and $2.6 million attributable to noncontrolling interests) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $57.6 million and $59.3 million for the three months ended September 30, 2016 and 2015, respectively.

Restructuring Charges

DeVry Group’s financial statements include charges related to severance and related benefits for reductions in staff. These charges also include early lease termination or cease-of-use costs and accelerated depreciation and gains and losses on disposals of property and equipment related to campus consolidations (see “Note 9: Restructuring Charges”).

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15: “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This guidance was issued to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for the financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Management has determined that our current accounting policies align with this guidance. Therefore, this guidance will have no impact on the Consolidated Financial Statements.

In March 2016, FASB issued ASU No. 2016-09: “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This guidance was issued to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements.

In February 2016, FASB issued ASU No. 2016-02: “Leases (Topic 842).” This guidance was issued to increase transparency and comparability among organizations by recognizing right-to-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements.

In January 2016, FASB issued ASU No. 2016-01: “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The guidance eliminates the classification of equity securities into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. This guidance will require DeVry Group to record the changes in the fair value of its available-for-sale equity investments through net income. Management anticipates the adoption will not have a significant impact on DeVry Group’s Consolidated Financial Statements.

In September 2015, FASB issued ASU No. 2015-16: “Business Combinations (Topic 805): Simplifying Accounting for Measurement-Period Adjustments.” This guidance was issued to simplify the accounting for provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and where the provisional amounts have been adjusted during the measurement period. The amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015 and is applicable to DeVry Group’s current fiscal year. This guidance requires DeVry Group to record and disclose measurement-period adjustments for future business combinations as a period adjustment as opposed to a retroactive adjustment to the opening balance sheet of the acquired entity.

In April 2015, FASB issued ASU No. 2015-03: “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance was issued to simplify the presentation of debt issuance costs. The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2015. DeVry Group’s debt includes a revolving credit facility (see “Note 11: Debt”). This update did not provide guidance specifically addressing debt issuance costs involving revolving credit facilities. As a result, it was announced that the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This is DeVry Group’s current accounting policy for debt issuance costs.

In May 2014, FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements as well as the transition methodology.

Reclassifications

In the fourth quarter of fiscal year 2016, we retrospectively adopted ASU No. 2015-17: “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This guidance was issued to simplify the accounting for classification of deferred taxes on the balance sheet. The guidance eliminates the previous requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. As a result, we decreased current deferred income tax assets by $36.5 million, increased noncurrent deferred income tax assets by $6.3 million and decreased noncurrent deferred income tax liabilities by $30.1 million on the September 30, 2015 Consolidated Balance Sheet. This reclassification had no effect on reported net income.

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

Stock-based compensation expense is measured at the grant date based on the fair value of the award. DeVry Group accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized over the employee requisite service period, reduced by an estimated forfeiture rate.

At September 30, 2016, 7,172,419 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock-based incentive plans.

The following is a summary of options activity for the three months ended September 30, 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2016	3,574,336	$32.79
Options Granted	397,700	23.78
Options Exercised	(331,493)	20.11
Options Forfeited	(10,407)	30.07
Options Expired	(15,223)	34.60
Outstanding at September 30, 2016	3,614,913	32.97	5.91	$3,358
Exercisable at September 30, 2016	2,615,391	$36.37	4.52	$1,884

The following is a summary of stock appreciation rights activity for the three months ended September 30, 2016:

Weighted
	Number of	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2016	118,065	$42.74
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at September 30, 2016	118,065	42.74	1.17	$-
Exercisable at September 30, 2016	118,065	$42.74	1.17	$-

The total intrinsic value of options exercised for the three months ended September 30, 2016 and 2015 was $1.3 million and $0.1 million, respectively.

The fair value of DeVry Group’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under DeVry Group’s stock-based incentive plans during the first three months of fiscal years 2017 and 2016 was $9.09 and $10.17, per share, respectively. The fair value of DeVry Group’s stock option grants was estimated assuming the following weighted average assumptions:

	Fiscal Year
	2017	2016
Expected Life (in Years)	6.88	6.78
Expected Volatility	42.41%	41.35%
Risk-free Interest Rate	1.41%	1.85%
Dividend Yield	1.19%	1.01%
Pre-vesting Forfeiture Rate	10.00%	3.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. DeVry Group’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant and DeVry Group’s long-term historical volatility. The pre-vesting stock option forfeiture rate is based on DeVry Group’s historical stock option forfeiture experience. The main driver for the increased pre-vesting forfeiture rate is the change in the business environment at DeVry Group and its institutions, which has resulted in increased turnover in executive management.

If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that DeVry Group records may differ significantly from what was recorded in previous periods.

During the first three months of fiscal year 2017, DeVry Group granted 621,350 RSUs to selected employees. Of these, 221,710 are performance-based RSUs which are earned by the recipients over a three-year period based on achievement of certain mission-based, academic goals, when a minimum level of DeVry Group earnings before interest, taxes, depreciation and amortization (“EBITDA”) or return on invested capital (“ROIC”) is attained. The remaining 399,640 non-performance based RSUs are subject to restrictions which lapse over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board or employment with DeVry Group or upon retirement. During the restriction period, the recipient of the non-performance based RSUs shall have the right to receive dividend equivalents. This right does not pertain to the performance-based RSUs. The following is a summary of RSUs activity for the three months ended September 30, 2016:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Nonvested at July 1, 2016	1,139,350	$27.78
RSUs Granted	621,350	23.70
RSUs Vested	(324,091)	27.29
RSUs Forfeited	(30,886)	29.10
Nonvested at September 30, 2016	1,405,723	$26.06

The weighted average estimated grant date fair value for RSUs granted at market price under DeVry Group’s stock-based incentive plans during the first three months of fiscal years 2017 and 2016 was $23.70 and $26.16, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended September 30,
	2016	2015
Cost of Educational Services	$1,840	$1,996
Student Services and Administrative Expense	3,910	4,242
	5,750	6,238
Income Tax Benefit	(2,072)	(2,204)
Net Stock-Based Compensation Expense	$3,678	$4,034

As of September 30, 2016, $28.7 million of total pre-tax unrecognized compensation expense related to nonvested grants is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options and RSUs vested during the three months ended September 30, 2016 and 2015 was approximately $11.8 million and $14.0 million, respectively.

There was no capitalized stock-based compensation expense at September 30, 2016 and 2015.

DeVry Group has an established practice of issuing new shares of common stock to satisfy stock-based grant exercises. However, DeVry Group also may issue treasury shares to satisfy stock-based grant exercises under certain of its stock-based incentive plans.

NOTE 4: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a nonrecurring basis include goodwill, intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of September 30, 2016.

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

The following table presents DeVry Group's assets and liabilities at September 30, 2016, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$189,017	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,738	-	-
Institutional Loans Receivable, Net	-	50,212	-
Deferred Acquisition Obligations	-	28,559	-
FIES Long-Term Receivable	-	13,032	-
Total Financial Assets at Fair Value	$192,755	$91,803	$-

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

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$436,453	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,398	-	-
Institutional Loans Receivable, Net	-	48,742	-
Deferred Acquisition Obligations	-	19,732	-
Total Financial Assets at Fair Value	$439,851	$68,474	$-

Cash and Cash Equivalents and Investments in short-term Marketable Securities are valued using a market approach based on quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheets as of September 30, 2016, June 30, 2016 and September 30, 2015 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 5: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $10.9 million, $7.7 million and $7.4 million was classified as Accrued Expenses in the Consolidated Balance Sheets at September 30, 2016, June 30, 2016 and September 30, 2015, respectively, and $17.7 million, $24.4 million and $12.3 million was classified as Deferred Rent and Other Liabilities in the Consolidated Balance Sheets at September 30, 2016, June 30, 2016 and September 30, 2015, respectively.

The fair value of DeVry Brasil’s receivable under Brazil’s FIES public loan program included in Other Assets on the Consolidated Balance Sheets as of September 30, 2016 and June 30,2016 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of September 30, 2016, June 30, 2016 and September 30, 2015, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 5: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University institutions. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain, Carrington and DeVry University require that students begin repaying loans while they are still in school with a minimum payment level designed to prove their capability to repay and reduce the possibility of over borrowing and targeted to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Review Course can be financed through Becker with an 18-month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of September 30, 2016 and 2015 (in thousands).

	As of September 30,
	2016		2015
Gross Institutional Loans		$71,669		$71,774
Allowance for Credit Losses:
Balance at July 1	$(20,800)		$(20,630)
Charge-offs and Adjustments	2,513		1,726
Recoveries	(316)		(189)
Additional Provision	(2,854)		(3,939)
Balance at End of Period		(21,457)		(23,032)
Net Institutional Loans		$50,212		$48,742

Of the net balances above, $23.0 million and $25.7 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at September 30, 2016 and 2015, respectively, and $27.2 million and $23.0 million, representing amounts due beyond one year, were classified as Other Assets in the Consolidated Balance Sheets at September 30, 2016 and 2015, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and provide an aging analysis of past due institutional loans as of September 30, 2016 and 2015 (in thousands).

	As of September 30,
	2016	2015
Institutional Loans:
Performing	$51,234	$55,467
Nonperforming	20,435	16,307
Total Institutional Loans	$71,669	$71,774

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Loans:
September 30, 2016	$7,892	$2,680	$1,782	$20,435	$32,789	$38,880	$71,669
September 30, 2015	$5,193	$2,602	$2,503	$16,307	$26,605	$45,169	$71,774

Loans are considered nonperforming if they are more than 120 days past due. At September 30, 2016, nonperforming loans totaled $20.4 million, of which $20.2 million had a specific allowance for credit losses. At September 30, 2015 nonperforming loans totaled $16.3 million, of which $15.9 million had a specific allowance for credit losses.

NOTE 6: SHARE REPURCHASE PROGRAMS

DeVry Group has repurchased shares under the following programs as of September 30, 2016:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,240,010	24.4
Totals	14,099,523	$522.1

On December 15, 2015, the Board authorized DeVry Group’s ninth share repurchase program, which allows DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017. A total of 370,708 shares were repurchased during the three months ended September 30, 2016 for an aggregate of $8.3 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 7: BUSINESS COMBINATIONS

Association of Certified Anti-Money Laundering Specialists

On July 1, 2016, Becker completed the acquisition of 100% of the stock of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”) for $331.1 million, net of cash of $24.2 million. The payment for this purchase was made in the first quarter of fiscal year 2017, and was funded with available domestic cash balances and $175 million in borrowings under DeVry Group’s revolving credit facility. ACAMS is the largest international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Becker’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

The operations of ACAMS are included in DeVry Group’s International and Professional Education segment. The results of ACAMS’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At July 1, 2016
Current Assets	$25,562
Property and Equipment	432
Other Long-term Assets	3,318
Intangible Assets	88,600
Goodwill	274,672
Total Assets Acquired	392,584
Liabilities Assumed	37,326
Net Assets Acquired	$355,258

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Becker reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include ACAMS’s strategic fit into Becker’s expanding presence in professional education, the reputation of the ACAMS brand as a leader in the industry and potential future growth opportunity. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $88.6 million of acquired intangible assets, $39.9 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The preliminary values and estimated useful lives by asset type are as follows (in thousands):

	At July 1, 2016
	Value Assigned	Estimated Useful Life
Customer Relationships	$42,500	10 years
Curriculum	5,000	3 years
Non-compete Agreements	700	1 year
Proprietary Technology	500	4 years

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

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Facimp’s strategic fit into DeVry Group’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $2.7 million of acquired intangible assets, $2.1 million was assigned to Accreditations and $0.5 million was assigned to Trade Names. None of the acquired intangible assets were determined to be subject to amortization.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At December 15, 2015
Current Assets	$27,615
Property and Equipment	17,968
Other Long-term Assets	2,639
Intangible Assets	60,634
Goodwill	106,529
Total Assets Acquired	215,385
Liabilities Assumed	24,423
Net Assets Acquired	$190,962

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. The goodwill balance changed from that reported at June 30, 2016 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include Grupo Ibmec’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $60.6 million of acquired intangible assets, $34.7 million was assigned to Accreditations and $18.4 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of five years. The preliminary values and estimated useful lives by asset type are as follows (in thousands):

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

Intangible assets consist of the following (in thousands):

	As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$14,333	$(8,107)	5 Years
Customer Relationships	42,900	(1,367)	10 Years
Non-compete Agreements	1,640	(1,012)	3 Years
Curriculum/Software	8,151	(1,635)	4 Years
Franchise Contracts	10,818	(1,002)	18 Years
Clinical Agreements	401	(87)	15 Years
Trade Names	1,167	(875)	10 Years
Proprietary Technology	500	(31)	4 Years
Total	$79,910	$(14,116)
Indefinite-lived Intangible Assets:
Trade Names	$110,162
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	99,048
Total	$360,295
21

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$6,111	$(3,360)
Customer Relationships	400	(140)
Test Prep Relationships	808	(539)
Non-compete Agreements	940	(658)
Curriculum/Software	1,922	(1,506)
Outplacement Relationships	3,900	(1,829)
Franchise Contracts	8,864	(328)
Clinical Agreements	328	(49)
Trade Names	957	(622)
Total	$24,230	$(9,031)
Indefinite-lived Intangible Assets:
Trade Names	$45,566
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	45,291
Total	$288,942

Amortization expense for amortized intangible assets was $3.3 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

Fiscal Year	DeVry Brasil	Becker	Total
2017	$4,704	$7,482	$12,186
2018	3,281	6,501	9,782
2019	2,259	6,422	8,681
2020	1,529	4,671	6,200
2021	933	4,440	5,373
Thereafter	7,149	19,686	26,835

All amortizable intangible assets except student relationships and customer relationships are being amortized on a straight-line basis. The amount being amortized for student relationships is based on the estimated progression of the students through the respective Faculdade Boa Viagem (“FBV”), Centro Universitário Vale do Ipojuca (“Unifavip”), Damásio Educacional (“Damasio”) and Grupo Ibmec programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. The amount being amortized for customer relationships related to ACAMS is based on the estimated retention of the customers, giving consideration to the revenue and cash flow associated with these existing customers.

Indefinite-lived intangible assets related to trademarks, trade names, Title IV eligibility, accreditations and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. DeVry Group’s annual impairment review was most recently completed during the fourth quarter of fiscal year 2016, at which time there were impairment losses recorded related to Carrington goodwill and the Carrington Accreditation and Title IV Eligibility indefinite-lived intangible asset totaling $48.2 million. No impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any other reporting unit was realized as estimated fair values exceeded carrying amounts.

DeVry Group had six reporting units which contained goodwill as of the first quarter of fiscal year 2017. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill. In analyzing the results of operations and business conditions of all six reporting units as of September 30, 2016, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the seven reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. Based on its analysis, management has determined that, as of September 2016, no triggering event had occurred that would indicate the carrying value of an indefinite-lived intangible asset had exceeded its fair value.

These interim triggering event conclusions were based on the fact that the qualitative analysis of DeVry Group’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2016, except at the Carrington and DeVry University reporting units, and that no interim events or deviations from planned operating results occurred as of September 30, 2016, that would cause management to reassess these conclusions.

In regards to Carrington, first quarter of fiscal year 2017 revenue and operating income was better than those projected in the fiscal year 2017 operating plan which was used in the May 31, 2016 impairment analysis; thus, management believes that no indicator of further impairment currently exists with this reporting unit. Should declines in student enrollment at Carrington result in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value and indefinite-lived intangible assets could be impaired. This could require a write-off of up to $20.2 million.

Although the DeVry University reporting unit experienced a 24.2% decline in revenue as compared to the year-ago quarter and generated an operating loss (as planned) in the first quarter of fiscal year 2017, this reporting unit is expected to meet planned positive operating results for fiscal year 2017. As a result, management did not believe business conditions had deteriorated such that it was more likely than not that the fair value of DeVry University was below carrying value for this reporting unit or its associated indefinite-lived intangible assets as of September 30, 2016. Based on the May 31, 2016 impairment review, DeVry University’s current and forecasted profitability is sufficient to maintain a fair value greater than its carrying value. The fair value of this reporting unit exceeded its carrying value by 6% as of the May 31, 2016 valuation date. DeVry University has been able to adjust operating expenses to offset in excess of 90% of the revenue declines experienced over the last two years. This has resulted in positive cash flows sufficient to produce a fair value in excess of the carrying value of this reporting unit. Management monitors enrollment and financial performance of the reporting unit. Should management not be able to adjust costs to offset future declines in student enrollment and revenue, resulting in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value, and goodwill and indefinite-lived intangible assets could be impaired. Also, regulatory changes and the outcome of legal or regulatory actions could have a material adverse effect on the financial condition, results of operations and cash flows of DeVry University and impose significant restrictions on the ability of DeVry University to operate. These scenarios could require a write-off of up to $23.8 million of indefinite-lived intangible assets and goodwill.

Operating income and cash flows at all other reporting units in the first quarter of fiscal year 2017 was not materially different from the budgeted amounts used in the impairment analysis as of May 31, 2016; thus, management does not believe any of the reporting units or their associated indefinite-lived intangible assets fair values would have declined enough to fall below the carrying values as of September 30, 2016.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At September 30, 2016, intangible assets from business combinations totaled $426.1 million and goodwill totaled $854.2 million. Together, these assets equaled approximately 55% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit as of September 30, 2016 (in thousands):

Reporting Unit	As of September 30, 2016
American University of the Caribbean School of Medicine	$68,321
Ross University School of Medicine and Ross University School of Veterinary Medicine	237,173
Chamberlain College of Nursing	4,716
DeVry Brasil	215,140
Becker Professional Education	306,642
DeVry University	22,196
Total	$854,188

The table below summarizes goodwill balances by reporting segment as of September 30, 2016 (in thousands):

Reporting Segment	As of September 30, 2016
Medical and Healthcare	$310,210
International and Professional Education	521,782
Business, Technology and Management	22,196
Total	$854,188

The table below summarizes the changes in the carrying amount of goodwill by segment as of September 30, 2016 (in thousands):

	Medical and Healthcare		International	Business,
		Accumulated	and	Technology
		Impairment	Professional	and
	Gross	Losses	Education	Management	Total
Balance at June 30, 2014	$495,927	$(86,933)	$88,689	$22,196	$519,879
Acquisitions	-	-	55,915	-	55,915
Foreign currency exchange rate changes	-	-	(23,465)	-	(23,465)
Balance at June 30, 2015	495,927	(86,933)	121,139	22,196	552,329
Foreign currency exchange rate changes	-	-	(19,150)	-	(19,150)
Balance at September 30, 2015	495,927	(86,933)	101,989	22,196	533,179
Purchase Accounting Adjustment	-	-	4,575	-	4,575
Acquisitions	-	-	116,007	-	116,007
Impairments	-	(98,784)	-	-	(98,784)
Foreign currency exchange rate changes	-	-	33,030	-	33,030
Balance at June 30, 2016	495,927	(185,717)	255,601	22,196	588,007
Purchase Accounting Adjustment	-	-	(4,481)	-	(4,481)
Acquisitions	-	-	274,672	-	274,672
Foreign currency exchange rate changes	-	-	(4,010)	-	(4,010)
Balance at September 30, 2016	$495,927	$(185,717)	$521,782	$22,196	$854,188

The increase in the goodwill balance from June 30, 2016 in the International and Professional Education segment is the result of the addition of $274.7 million with the acquisition of ACAMS. The increase was partially offset by a change in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil goodwill is recorded in local currency, fluctuations in the respective local currency’s value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment as of September 30, 2016 (in thousands):

Reporting Segment	As of September 30, 2016
Medical and Healthcare	$157,700
International and Professional Educational	200,950
Business, Technology and Management	1,645
Total	$360,295

Total indefinite-lived intangible assets increased by $38.1 million from June 30, 2016. The increase is the result of the addition of $39.9 million with the acquisition of ACAMS. This increase was partially offset by a change in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9: RESTRUCTURING CHARGES

During the first quarter of fiscal year 2017, DeVry Group recorded pre-tax charges, including accelerated depreciation, primarily related to real estate consolidations of $5.0 million. These restructuring charges were charged to segment expense in the first quarter of fiscal year 2017 as follows: $1.3 million to Medical and Healthcare, $1.7 million to Business, Technology and Management and $2.0 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 13: Segment Information.”

During the first quarter of fiscal year 2016, DeVry Group recorded pre-tax charges, including accelerated depreciation, related to real estate consolidations of $18.8 million. Also during the first quarter of fiscal year 2016, DeVry University implemented a reduction in force (“RIF”) which reduced DeVry University’s workforce by 104 total positions and resulted in pre-tax charges of $5.3 million during the first quarter of fiscal year 2016. These charges represented severance pay and benefits for these employees. These restructuring charges were charged to segment expense in the first quarter of fiscal year 2016 as follows: $0.4 million to Medical and Healthcare and $23.7 million to Business, Technology and Management.

The following table summarizes the separation and restructuring plan activity for the fiscal years 2017 and 2016, for which cash payments are required (in millions):

Liability balance at June 30, 2015	$27.0
Increase in liability (separation and other charges)	67.5
Reduction in liability (payments and adjustments)	(46.3)
Liability balance at June 30, 2016	48.2
Increase in liability (separation and other charges)	4.1
Reduction in liability (payments and adjustments)	(11.9)
Liability balance at September 30, 2016	$40.4

Of this liability balance, $17.1 million is recorded as Accrued Expenses and $23.3 million is recorded as Deferred Rent and Other Liabilities in the Consolidated Balance Sheet at September 30, 2016. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to 8 years.

NOTE 10: INCOME TAXES

The effective tax rate on income was 21.5% for the first quarter of fiscal year 2017, compared to 10.9% for the first quarter of fiscal year 2016. The tax rate increased due to an increase in earnings from U.S. operations, which are taxed at a higher rate than income from foreign operations. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the U.S. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of September 30, 2016 and 2015, cumulative undistributed earnings attributable to international operations were approximately $918 million and $797 million, respectively.

NOTE 11: DEBT

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. On October 4, 2016, DeVry Group entered into a First Amendment to Credit Agreement (the “Credit Agreement Amendment”), which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. This increase was requested to accommodate the requirements of the negotiated settlement agreement with the Department of Education which requires DeVry University to post a letter of credit for $68.4 million (see “Note 12: Commitments and Contingencies” for additional explanation on this settlement agreement). DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of September 30, 2016, DeVry Group borrowings under this agreement were $130 million with a weighted average interest rate of 2.53%. There were no outstanding borrowings under the revolving credit facility at September 30, 2015. Borrowings were made in the first quarter of fiscal year 2017 to fund the acquisition of ACAMS as discussed in “Note 7: Business Combinations.” There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. DeVry Group letters of credit outstanding under this agreement were $0.1 million as of each of September 30, 2016 and 2015. As of September 30, 2016, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of September 30, 2016. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. DeVry Group was in compliance with the debt covenants as of September 30, 2016.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

DeVry Group also has liabilities recorded for deferred purchase price agreements with sellers related to the purchases of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec and Facimp (see “Note 7: Business Combinations” for discussion of the Grupo Ibmec and Facimp acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

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

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”), based on a portion of its pending August 28, 2015 inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations relate to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). DeVry University requested a hearing regarding ED’s proposed limitations and, on October 13, 2016, reached a negotiated settlement agreement with ED regarding the January 2016 Notice (the “ED Settlement”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University (1) may no longer make representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980, including advertising regarding the cumulative graduate employment outcomes since 1975, (2) will maintain or undertake certain recordkeeping and compliance practices to support future representations regarding graduate employment rates and (3) will post a notice on its website and in its enrollment agreements regarding the Since 1975 Representation. The ED Settlement also provides that, except for Heightened Cash Monitoring 1 status, ED will not impose conditions on the timing of, or documentation requirements for, disbursement of aid due to matters relating to lack of substantiation for the Since 1975 Representation. As a result of the ED Settlement, DeVry University’s participation in the Title IV programs will be subject to provisional certification for five years and DeVry University will be required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Institutions under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

On January 27, 2016, the Federal Trade Commission (“FTC”) filed a civil complaint (the “FTC lawsuit”) against DeVry Group, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “DeVry Group Defendants”) in the United States District Court for the Central District of California alleging that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a), as amended (the “FTC Act”). The advertising claims at issue relate to DeVry University graduates’ employment rates and earnings relative to graduates of other colleges and universities. The lawsuit seeks permanent injunctive relief against future alleged violations of the FTC Act, reimbursement of FTC costs, and such other relief as the court deems necessary to redress any consumer injury from the alleged violations, including rescission or reformation of contracts, restitution, the refund of monies paid, and the disgorgement of ill-gotten monies. The lawsuit followed the previously reported receipt of a CID from the FTC dated January 28, 2014. Since the filing of FTC’s lawsuit, the DeVry Group Defendants answered the FTC’s complaint, denying all allegations of wrongdoing and asserting certain defenses to the FTC’s claims. The court has entered a scheduling order that includes key litigation deadlines culminating in a trial beginning March 13, 2018.

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operation Engineers, individually and on behalf of others similarly situated, against DeVry Group, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased DeVry Group common stock between February 4, 2011 and January 27, 2016. Citing the FTC lawsuit and the U.S. Department of Education’s (“ED”) January 2016 Notice, the plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these false or misleading statements about DeVry University graduate outcomes, plaintiffs allege, defendants overstated DeVry Group’s growth, revenue and earnings potential and made false or misleading statements about DeVry Group’s business, operations and prospects. The plaintiffs allege direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act. The plaintiffs seek monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operation Engineers and was approved on August 24, 2016. The Utah Retirement System has until November 8, 2016 to submit an amended compliant as lead plaintiff.

 On or about June 21, 2016, T’Lani Robinson and Robby Brown filed an arbitration demand with the American Arbitration Association in Chicago, seeking to represent a putative class of students who received a DeVry University education from January 1, 2008 until April 8, 2016. Following DeVry Group’s filing of a declaratory judgment action in the United States District Court for the Northern District of Illinois seeking, among other things, an order declaring that federal court is the appropriate venue for this putative class action, on September 12, 2016, T’Lani Robinson and Robby Brown voluntarily withdrew their demand for arbitration. On September 20, 2016, Robinson and Brown answered the declaratory judgement action and filed a putative class action counterclaim (the “Robinson Complaint”), individually and on behalf of others similarly situated, against DeVry Group Inc., DeVry University, Inc., and DeVry/New York, Inc. in the United States District Court for the Northern District of Illinois. The counterclaim, which, following a stipulated dismissal of the arbitration demand and the declaratory action was realigned by the court as a claim, is predicated on the same core allegations as the FTC lawsuit, and asserts causes of action for breach of contract, misrepresentation, concealment, negligence, violations of the Illinois Uniform Deceptive Trade Practices Act, the Illinois Consumer Fraud and Deceptive Trade Practices Act, and the Illinois Private Business and Vocational Schools Act, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief.

On October 14, 2016, a putative class action lawsuit was filed by six former DeVry University students, Debbie Petrizzo, Renee Heather Polly, Brandy Van Buren, Melissa Lotzman, Jamison Purry and Cheryl Costello, individually and on behalf of others similarly situated, against the DeVry Group Defendants in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons consisting of those who enrolled in and/or attended classes at DeVry University from at least 2002 through the present and who were unable to find employment within their chosen field of study within six months of graduation. Citing the FTC lawsuit, the plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims for unjust enrichment and violations of six different states’ consumer fraud, unlawful trade practices, and consumer protection laws. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief.

On October 28, 2016, a putative class action lawsuit was filed by twelve individuals, Jairo Jara, Elijah Morgan, Steven Nickens, Julie Ramroop, Jorge Rivas, David Viglielmo, Jennifer Wallace, Suzane Apodaca, Jorge Munoz, Alex Haberer, Annette Pearson, and Thomas Pearson, individually and on behalf of others similarly situated, against the DeVry Group Defendants in the United States District Court for the Northern District of Illinois. The individual plaintiffs claim to have graduated from DeVry University in 2001 or later and seek to proceed on behalf of a putative class of persons consisting of those who obtained a degree from DeVry University and who were unable to find employment within their chosen field of study within six months of graduation. Citing the FTC lawsuit, the plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims for unjust enrichment and violations of ten different states’ consumer fraud, unlawful trade practices, and consumer protection laws. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief.

NOTE 13: SEGMENT INFORMATION

DeVry Group’s principal business is providing postsecondary education. DeVry Group presents three reportable segments: “Medical and Healthcare,” which includes the operations of AUC, RUSM, RUSVM (under the DeVry Medical International reporting unit), Chamberlain and Carrington; “International and Professional Education,” which includes the operations of DeVry Brasil and Becker; and “Business, Technology and Management,” which is comprised solely of DeVry University.

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

Following is a tabulation of business segment information based on the segmentation for the three months ended September 30, 2016 and 2015. Home Office and Other information is included where it is needed to reconcile segment data to the Consolidated Financial Statements (in thousands).

	For the Three Months Ended September 30,
	2016	2015
Revenue:
Medical and Healthcare	$236,754	$223,984
International and Professional Education	92,970	58,673
Business, Technology and Management	120,890	159,466
Intersegment Revenue and Other	(722)	(710)
Total Consolidated Revenue	$449,892	$441,413
Operating Income (Loss):
Medical and Healthcare	$41,842	$34,252
International and Professional Education	4,081	2,038
Business, Technology and Management	(7,985)	(25,249)
Home Office and Other	(4,831)	(2,794)
Total Consolidated Operating Income	$33,107	$8,247
Interest:
Interest Income	$1,058	$127
Interest Expense	(2,115)	(2,326)
Net Interest Expense	(1,057)	(2,199)
Total Consolidated Income Before Income Taxes	$32,050	$6,048
Segment Assets:
Medical and Healthcare	$961,809	$1,231,104
International and Professional Education	1,037,249	337,036
Business, Technology and Management	244,279	471,571
Home Office and Other	81,019	66,898
Total Consolidated Assets	$2,324,356	$2,106,609
Additions to Long-Lived Assets:
Medical and Healthcare	$4,510	$10,668
International and Professional Education	368,495	5,661
Business, Technology and Management	790	3,183
Home Office and Other	1,227	3,241
Total Consolidated Additions to Long-Lived Assets	$375,022	$22,753
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$11,318	$22,753
Increase in Capital Assets from Acquisitions	4,913	-
Increase in Intangible Assets and Goodwill	358,791	-
Total Increase in Consolidated Long-Lived Assets	$375,022	$22,753
Depreciation Expense:
Medical and Healthcare	$7,669	$7,934
International and Professional Education	2,108	1,434
Business, Technology and Management	4,763	7,309
Home Office and Other	2,936	3,000
Total Consolidated Depreciation	$17,476	$19,677
Intangible Asset Amortization Expense:
Medical and Healthcare	$-	$60
International and Professional Education	3,263	1,112
Total Consolidated Amortization	$3,263	$1,172

Home Office and Other Segment Assets in fiscal year 2016 have been revised to reflect the reclassification of deferred tax assets and liabilities related to adoption of ASU No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes."

DeVry Group conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the three month periods ended September 30, 2016 and 2015. Revenue and long-lived assets by geographic area are as follows (in thousands):

	For the Three Months Ended September 30,
	2016	2015
Revenue from Unaffiliated Customers:
Domestic Operations	$302,046	$323,998
International Operations:
Dominica, St. Kitts and St. Maarten	88,304	82,849
Brazil	58,240	33,252
Other	1,302	1,314
Total International	147,846	117,415
Total Consolidated Revenue	$449,892	$441,413
Long-Lived Assets:
Domestic Operations	$284,961	$347,188
International Operations:
Dominica, St. Kitts and St. Maarten	189,235	184,731
Brazil	110,772	49,322
Other	3,416	67
Total International	303,423	234,120
Total Consolidated Long-Lived Assets	$588,384	$581,308

No one customer accounted for more than 10% of DeVry Group's consolidated revenue.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, DeVry Education Group Inc. (“DeVry Group”) offers its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the Securities and Exchange Commission (“SEC”). DeVry Group’s website is http://www.devryeducationgroup.com.

The following discussion of DeVry Group’s results of operations and financial condition should be read in conjunction with DeVry Group’s Consolidated Financial Statements and the related Notes thereto in “Item 1 – Financial Statements” in this Quarterly Report on Form 10-Q and DeVry Group’s Consolidated Financial Statements and related Notes thereto in “Item 8 – Financial Statements and Supplementary Data” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. DeVry Group’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry Group’s financial statements. These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internal-use developed software; land, building and equipment; stock-based compensation; valuation of goodwill and other intangible assets; valuation of long-lived assets; and income taxes.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry Group’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Group or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry Group’s results are described throughout this report, including those in Part I, “Note 12: Commitments and Contingencies” to the Consolidated Financial Statements, in Part II, “Item 1 – Legal Proceedings,” in Part II, “Item 1A – Risk Factors,” and in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on August 25, 2016, including, without limitation, in Part I, “Item 1A – Risk Factors” and in the subsections of “Item 1 – Business” entitled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Career Services,” “Seasonality” and “Employees.”

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

OVERVIEW

During the first quarter of fiscal year 2017, DeVry Group’s revenue and net income increased as compared to the year-ago quarter. Revenue growth in the Medical and Healthcare and International and Professional Education segments more than offset the revenue decline in the Business, Technology and Management segment. Operational and financial highlights for the first quarter of fiscal year 2017 include:

•	Chamberlain College of Nursing (“Chamberlain”) grew its revenue by more than 10% as compared to the year-ago quarter. For the September 2016 session, total student enrollment at Chamberlain increased 11.5% to 28,781 students as compared to the same term last year. In the session, Chamberlain started its largest Bachelor of Science in Nursing Degree Completion Option new student class ever, with 2,079 students. Chamberlain continues to invest in its programs, student services and campus locations.

•	On July 1, 2016, Becker Professional Education (“Becker”) acquired the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), located in Miami, Florida, for approximately $331 million, net of cash acquired. DeVry Group funded the purchase with available domestic cash balances and $175 million in borrowings under its revolving credit facility. ACAMS is the largest international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Becker’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals. The acquisition is expected to be neutral to earnings per share in fiscal year 2017 and is expected to be accretive in fiscal year 2018 and beyond.

•	DeVry University received a published Cohort Default Rate (“CDR”) for its federal student loans for 2013 (the most recent three-year period published) of 10.6% which is down from 12.6% in the three-year period published in the prior year. By achieving this lower rate, DeVry University is allowed to participate in the State of California state grant program.

•	DeVry Group recorded pre-tax restructuring charges of $5.0 million in the first quarter of fiscal year 2017 primarily related to real estate consolidations. During the remainder of fiscal year 2017, DeVry Group expects to continue cost reduction efforts which would result in additional restructuring charges.

•	DeVry Group continued its ninth share repurchase program by repurchasing a total of 370,708 shares of its common stock at an average cost of $22.27 per share during the first quarter of fiscal year 2017. The DeVry Group Board of Directors approved the ninth share repurchase program in December 2015, authorizing DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017.

•	DeVry Group’s financial position remained strong, generating $97.8 million of operating cash flow during the first three months of fiscal year 2017. As of September 30, 2016, cash and cash equivalents totaled $189.0 million and outstanding borrowings totaled $130.0 million.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the first quarter of fiscal year 2017, DeVry Group recorded restructuring charges primarily related to real estate consolidations at DeVry University, Carrington College (“Carrington”) and DeVry Group’s Home Office in order to align its cost structure with enrollments. During the first quarter of fiscal year 2016, DeVry Group recorded restructuring charges related to workforce reductions and real estate consolidations at DeVry University and real estate consolidations at Carrington in order to align its cost structure with enrollments. The following table illustrates the effects of restructuring charges on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these special items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the special nature of the restructuring charges. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2016	2015
Net Income	$25,152	$5,465
Earnings per Share (diluted)	$0.39	$0.08
Restructuring Expense	$5,047	$24,073
Effect on Earnings per Share (diluted)	$0.08	$0.38
Income Tax Impact on Non-GAAP Adjustments (1)	$(1,434)	$(5,061)
Effect on Earnings per Share (diluted)	$(0.02)	$(0.08)
Net Income Excluding Restructuring Expense, net of tax	$28,765	$24,477
Earnings per Share Excluding Restructuring Expense (diluted)	$0.45	$0.38
Shares used in diluted EPS calculation	63,896	64,729

(1) Represents the income tax impact of non-GAAP adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first three months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended September 30,
	2016	2015
Revenue	100.0%	100.0%
Cost of Educational Services	55.7%	55.5%
Student Services and Administrative Expense	35.8%	37.2%
Restructuring Expense	1.1%	5.5%
Total Operating Cost and Expense	92.6%	98.1%
Operating Income	7.4%	1.9%
Net Interest Expense	(0.2)%	(0.5)%
Income Before Income Taxes	7.1%	1.4%
Income Tax Provision	(1.5)%	(0.1)%
Net Income	5.6%	1.2%
Net Loss Attributable to Noncontrolling Interest	0.0%	0.0%
Net Income Attributable to DeVry Education Group	5.6%	1.2%

REVENUE

Total consolidated revenue for the first quarter of fiscal year 2017 of $449.9 million increased $8.5 million, or 1.9%, as compared to the year-ago quarter. Included in current year revenue is $29.5 million related to the fiscal year 2017 acquisition of ACAMS and the fiscal year 2016 acquisitions at DeVry Educacional do Brasil (“DeVry Brasil”), which occurred after the first quarter of fiscal year 2016. Excluding the effect of the increase in the value of the Brazilian Real as compared to the U.S. dollar of $4.5 million, total consolidated revenue increased approximately 0.9%, as compared to the year-ago quarter. Constant currency calculations assume conversion of local currency amounts at exchange rates in effect in the year ago period as compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis, first quarter revenue growth was driven by the International and Professional Education segment, including the acquisitions noted above. Also, revenue within the Medical and Healthcare segment rose 5.7% as compared to the year-ago quarter, driven by growth in total student enrollment at Chamberlain and tuition price increases at DeVry Medical International (“DMI”). The increase in first quarter revenue was partially offset by a 24.2% revenue decline at DeVry University compared to the year-ago quarter, driven by a decline in student enrollment.

Management expects that for the second quarter of fiscal year 2017, revenue will be flat to up 1 percent as compared to the second quarter of fiscal year 2016. Organic growth within the International and Professional Education and Medical and Healthcare segments along with the revenue increases from acquisitions, and the expected higher value compared to the prior year of the Brazilian Real as compared to the U.S. dollar are expected to be offset by DeVry University’s continuing planned revenue declines resulting from the impact of lower new and total student enrollments and the redesigned program offerings.

Medical and Healthcare

Medical and Healthcare segment revenue increased 5.7% to $236.8 million in the first quarter of fiscal year 2017 as compared to the year-ago quarter. Higher total student enrollment for the quarter at Chamberlain and tuition price increases at DMI were the drivers of revenue growth. These increases were partially offset by revenue declines at Carrington, primarily the result of lower enrollment. Key trends for DMI, Chamberlain and Carrington are set forth below. See the discussion following the enrollment information for explanations of the trends.

DeVry Medical International

DeVry Medical International Student Enrollment:

	Fiscal Year 2017	Fiscal Year 2016
Term	Sept. 2016	Sept. 2015	Jan. 2016	May 2016
New Students	806	991	518	535
% Change from Prior Year	(18.7)%	17.7%	(7.5)%	(13.3)%
Total Students	6,168	6,546	6,374	5,850
% Change from Prior Year	(5.8)%	2.2%	3.7%	(2.1)%

DMI revenue increased 6.6% for the first quarter of fiscal year 2017, compared to the year-ago quarter, driven primarily by tuition price increases and enrollment increases at Ross University School of Veterinary Medicine (“RUSVM”) and an increase in clinical weeks delivered at American University of the Caribbean School of Medicine (“AUC”). These increases were partially offset by lower enrollment at Ross University School of Medicine (“RUSM”) and AUC. Consolidated DMI new and total student enrollment in the May 2016 semester, which contributed revenue for the first two months of fiscal year 2017, decreased 13.3% and 2.1%, respectively, from the May 2015 semester. In the September 2016 semester, new student enrollment decreased 18.7% and total student enrollment decreased 5.8% from the September 2015 semester. The enrollment declines were primarily the result of increased competition. Management is reviewing alternatives for differentiating DMI from the competition and improving the effectiveness of marketing strategies, including restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year.

Management believes the demand for medical education remains strong and can support management’s longer-term growth expectations to grow new enrollments in the low-single digit range; however, heightened competition may adversely affect DMI’s ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective September 2016, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $20,960 and $23,450, respectively, per semester. These tuition rates represent a 3.5% increase over the prior academic year.

•	Effective September 2016, tuition rates for the beginning basic sciences and Internal Medicine Foundations/final clinical portion of the programs at RUSM are $21,325 and $23,530, respectively, per semester. These tuition rates represent a 3.6% increase over the prior academic year.

•	Effective September 2016, tuition rates for the basic sciences and final clinical portion of the programs at RUSVM are $18,310 and $22,985, respectively, per semester. These tuition rates have not increased over the prior academic year.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses and health insurance.

Chamberlain College of Nursing

Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016
New Students	2,144	5,003
% Change from Prior Year	(1.7)%	1.2%
Total Students	25,229	28,781
% Change from Prior Year	15.9%	11.5%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	2,180	4,942	2,577	4,316	2,429	3,635
% Change from Prior Year	5.5%	27.9%	20.6%	16.6%	12.1%	13.4%
Total Students	21,760	25,802	25,654	27,938	27,694	27,406
% Change from Prior Year	23.6%	23.3%	23.3%	21.2%	19.8%	18.9%

Chamberlain revenue increased 10.4% for the first quarter of fiscal year 2017, as compared to the year-ago quarter, driven primarily by enrollment increases. The recent session new student enrollment trend is the result of increased competition, enrollment caps at some newer Chamberlain locations and management’s continuation of enrollment limits in the Family Nurse Practitioner (“FNP”) program.

Chamberlain has been notified by the Texas Board of Nursing (“TBN”) that effective January 19, 2017, the Chamberlain campus in Houston, Texas will be placed on conditional approval as a result of falling below the state required first time pass rate of Chamberlain Houston graduates on the National Council of Nursing Licensure Exam (“NCLEX”). Conditional status prohibits the campus from admitting new students to its program through September of 2017. Management is confident that it will be able to increase and maintain NCLEX scores above the threshold by September 30, 2017, and that the TBN will allow Chamberlain to return to full approval in October 2017. This change in status does not affect the other two Chamberlain campuses in Texas.

Chamberlain currently operates 20 campuses in 14 states. Chamberlain will focus on further strengthening programs and resources in a competitive environment. Management believes Chamberlain remains well-positioned to support the high demand for nursing well into the future.

Tuition Rates:

•	Effective for sessions beginning in May 2016, tuition is $675 per credit hour for students enrolling in the Chamberlain Bachelor of Science in Nursing (“BSN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate represents a 1.5% increase over the prior year. This amount does not include the cost of supplies, transportation and living expenses; books are included.

•	Effective for sessions beginning in May 2016, tuition is $590 per credit hour for students enrolled in the Chamberlain Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree option. Tuition for students enrolled in the online Master of Science in Nursing (“MSN”) program is $650 per credit hour. For students enrolled in the FNP track, tuition is $665 per credit hour for the ten FNP specialty courses. The online Doctor of Nursing Practice (“DNP”) program is offered at $750 per credit hour. All of these tuition rates are unchanged from the prior year.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2017	Fiscal Year 2016
Term	Sept. 2016	Sept. 2015	Dec. 2015	Mar. 2016	June 2016
New Students	2,338	2,584	1,858	2,058	1,681
% Change from Prior Year	(9.5)%	(1.5)%	(4.8)%	(5.9)%	(39.3)%
Total Students	6,638	7,560	7,211	7,181	6,466
% Change from Prior Year	(12.2)%	(1.0)%	(3.1)%	(6.0)%	(13.9)%

Carrington revenue decreased 7.9% to $37.0 million in the first quarter of fiscal year 2017, as compared to the year-ago quarter, driven by declining enrollment. Enrollment declines are the result of changing demand for career education given low unemployment and rising wages. To improve enrollment results, management is focused on bringing relevant programs to serve areas of the workforce where supply and demand imbalances exist.

Tuition rates:

•	On a per credit hour basis, tuition for Carrington programs ranges from $302 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $335 to $371 per credit hour. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books, program-specific supplies and/or testing. A student services fee ranging from $30 to $150, depending on the program, is charged as well. Total program tuition ranges from approximately $12,000 to $15,000 for most certificate programs up to approximately $60,000 for a few advanced programs.

International and Professional Education

International and Professional Education segment revenue increased 58.5% to $93.0 million in the first quarter of fiscal year 2017, as compared to the year-ago quarter. Included in current year revenue is $29.5 million related to the fiscal year 2017 acquisition of ACAMS and the fiscal year 2016 acquisitions at DeVry Brasil, which occurred after the first quarter of fiscal year 2016. The increase in value of the Brazilian Real as compared to the U.S. dollar increased reported revenue for the first quarter by approximately $4.5 million. Excluding this currency effect, total segment revenue increased approximately 50.9%, as compared to the year-ago quarter. DeVry Brasil revenue increased 75.1% compared to the year-ago quarter and, on a constant currency basis, increased by approximately 62% in the first quarter as compared to the year-ago quarter. In addition to revenue growth within existing institutions, the fiscal year 2016 acquisitions of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) and Faculdade de Imperatriz (“Facimp”) contributed 90% of the revenue growth at DeVry Brasil. Revenue at Becker increased 36.6% in the first quarter of fiscal year 2017 as compared to the year-ago quarter. The first quarter of fiscal year 2017 acquisition of ACAMS accounted for all of the revenue growth at Becker.

Brazil’s economy continues to present challenges to enrollment growth as well as create pricing pressures in the education sector. DeVry Brasil’s new student enrollment has been negatively impacted by these conditions as well as reductions in the “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) program. Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, DeVry Brasil’s ability to grow its student enrollment may be further impacted.

Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil Student Enrollment:

	Fiscal Year 2017	Fiscal Year 2016
Term	Sept. 2016	Sept. 2015	Mar. 2016
New Students	15,892	14,399	24,768
% Change over Prior Year	10.4%	176.0%	26.4%
Total Students	76,862	57,819	79,280
% Change over Prior Year	32.9%	72.1%	35.0%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damásio Educacional (“Damasio”). The acquisitions of Grupo Ibmec and Facimp, which occurred in the second and fourth quarters of fiscal year 2016, respectively, added 3,322 new student enrollments and 16,688 total student enrollment to the September 2016 semester totals. Excluding the effect of these acquisitions, new enrollment decreased 12.7% and total enrollment increased 4.1% in the September 2016 semester compared to the year-ago semester. The acquisition of Grupo Ibmec added 4,364 new student enrollments and 16,348 total student enrollments to the March 2016 semester totals. Excluding the effect of this acquisition, new enrollment increased 4.2% and total enrollment increased 7.2% in the March 2016 semester compared to the year-ago semester.

DeVry Brasil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”) which may impose limits on the number of students who can be enrolled in its programs. Previous restrictions at Faculdade Área1 (“ÁREA1”) were removed in September 2015. There are currently no restrictions on any DeVry Brasil institutions or programs.

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As of June 30, 2016, approximately 31% of DeVry Brasil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 29% of DeVry Brasil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts, decreasing the monthly maximum family income limits that students’ families must not exceed in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%. In calendar year 2016, MEC increased the maximum family income limit that students´ families must not exceed to qualify for loans from 2.5 to 3 times the minimum wage.

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

Business, Technology and Management

Revenue in the Business, Technology and Management segment, which is composed solely of DeVry University, decreased 24.2% to $120.9 million in the first quarter of fiscal year 2017, as compared to the year-ago quarter, as a result of a decline in student enrollment as DeVry University repositions itself to stabilize enrollment. Enrollment declines are expected to continue for the remainder of fiscal year 2017, which will result in lower revenue. Key trends in enrollment and tuition pricing are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016
New Students	2,953	3,432
% Change over Prior Year	(26.2)%	(14.3)%
Total Students	24,213	24,540
% Change over Prior Year	(22.6)%	(22.9)%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	4,000	4,006	2,883	3,036	2,970	2,982
% Change over Prior Year	(18.6)%	(24.0)%	(31.4)%	(29.1)%	(28.5)%	(21.9)%
Total Students	31,293	31,843	30,132	29,313	28,069	26,492
% Change over Prior Year	(15.9)%	(20.1)%	(21.2)%	(22.7)%	(22.4)%	(23.3)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016
Total Coursetakers	9,742	10,146
% Change from Prior Year	(19.4)%	(21.6)%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
Total Coursetakers	12,084	12,937	12,463	12,368	11,699	10,810
% Change from Prior Year	(12.7)%	(16.7)%	(17.7)%	(18.1)%	(20.1)%	(21.7)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Management believes the decreases in undergraduate and graduate enrollment have been due to lower demand from DeVry University’s target student segment driven by heightened competition from both public and private-sector education providers and the availability of lower cost degrees. This has resulted in a reduction in interest from potential students. Management believes heightened competition at the local level has increased, as traditional four-year colleges have started targeting adult students to a much greater extent. In addition, public-sector and independent colleges are taking share from national competitors. Pricing pressure is increasing, and while students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than many of its public and private-sector competitors.

To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy, which includes both near-term actions to stabilize enrollments and sustain positive economics and longer-term investments to increase competitiveness and differentiation. Over the long-term, management’s goal is to transform DeVry University by improving the student experience and programs, addressing affordability and improving awareness of the university’s programs. Management expects to accomplish this with strategic use of marketing, launching new, flexible programs, creating shorter programs, creating certificate programs, deploying a new student-centric scheduling system, optimizing the pricing structure and the use of scholarships, and increasing focus on corporate and employer relationships.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past several years, DeVry University has reduced costs through staffing adjustments, management structure adjustments, consolidating locations, managing advertising expenditures, optimizing course scheduling to better utilize classrooms and simplifying program offerings. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 39 campus locations and completed additional campus size reductions. As of the commencement of the September 2016 session, DeVry University operates 60 campus locations. Management believes that additional consolidations and closures of DeVry University locations are likely to occur in fiscal year 2017.

Tuition rates:

•	For fiscal year 2017, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for new students. If a student was enrolled before September 2015, they will continue to pay $609 per credit hour for up to seven credit hours and $365 for each credit hour in excess of seven credit hours as they are covered under DeVry University’s Fixed Tuition Promise (“FTP”). DeVry University has frozen both undergraduate and graduate tuition for the past several years. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	For fiscal year 2017, Keller Graduate School of Management (“Keller”) program tuition per course is $2,298. This rate is unchanged from the prior year.

•	Any tuition rate increases after July 2017 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its FTP or, if later, at the time of their enrollment. To remain eligible for the FTP students may not miss more than five consecutive sessions.

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

Cost of Educational Services increased 2.3% to $250.7 million during the first quarter of fiscal year 2017, as compared to the year-ago quarter. Excluding the effect of the increase in the value of the Brazilian Real as compared to the U.S. dollar, total consolidated Cost of Educational Services increased approximately 1.3%, as compared to the year-ago quarter. This increase is primarily the result of costs added as a result of the acquisitions of ACAMS in fiscal year 2017 and Grupo Ibmec and Facimp in fiscal year 2016, totaling $20.9 million, and costs associated with enrollment growth at Chamberlain, which were partially offset with cost reduction measures at DeVry University. Cost of Educational Services within DeVry University was lower by 28.5% in the first quarter of fiscal year 2017, as compared to the year-ago quarter.

As a percentage of revenue, Cost of Educational Services increased to 55.7% in the first quarter of fiscal year 2017 compared to 55.5% during the year-ago quarter.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 1.8% to $161.1 million during the first quarter of fiscal year 2017, as compared to the year-ago quarter. Excluding the effect of the increase in the value of the Brazilian Real as compared to the U.S. dollar, total consolidated Student Services and Administrative Expense decreased approximately 2.1%, as compared to the year-ago quarter. The decrease was primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and the DeVry Group home office. Also, management is finding ways to be more efficient in marketing and recruiting efforts. In October 2016, DeVry Group hired a Chief Marketing Officer responsible for streamlining marketing efficiencies across all DeVry Group institutions while maintaining marketing and recruiting efforts that assist students with successful outcomes. Student Services and Administrative Expense within DeVry University was lower by 12.0% in the first quarter of fiscal year 2017, as compared to the year-ago quarter. This reduction was partially offset by costs added as a result of the acquisitions of ACAMS in fiscal year 2017 and Grupo Ibmec and Facimp in fiscal year 2016, totaling $9.0 million. Amortization of finite-lived intangible assets increased by $2.1 million during the first quarter of fiscal year 2017, as compared to the year-ago quarter, as a result of the intangible assets added with the acquisitions of ACAMS and Grupo Ibmec. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 35.8% in the first quarter of fiscal year 2017 compared to 37.2% during the year-ago quarter. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that for the second quarter of fiscal year 2017, total operating costs will decrease 1 to 2 percent, as compared to the second quarter of fiscal year 2016, driven by the impact of savings from DeVry Group’s continued cost reduction measures which will be partially offset by increases related to the acquisitions of ACAMS, Grupo Ibmec and Facimp.

Restructuring Expense

During the first quarter of fiscal year 2017, DeVry Group recorded pre-tax charges, including accelerated depreciation, primarily related to real estate consolidations of $5.0 million. These restructuring charges were charged to segment expense in the first quarter of fiscal year 2017 as follows: $1.3 million to Medical and Healthcare, $1.7 million to Business, Technology and Management and $2.0 million to DeVry Group home office which is classified as “Home Office and Other” in “Note 13: Segment Information” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

During the first quarter of fiscal year 2016, DeVry Group recorded pre-tax charges, including accelerated depreciation, related to real estate consolidations of $18.8 million. Also during the first quarter of fiscal year 2016, DeVry University implemented a reduction in force (“RIF”) which reduced DeVry University’s workforce by 104 total positions and resulted in pre-tax charges of $5.3 million during the first quarter of fiscal year 2016. These charges represented severance pay and benefits for these employees. These restructuring charges were charged to segment expense in the first quarter of fiscal year 2016 as follows: $0.4 million to Medical and Healthcare and $23.7 million to Business, Technology and Management.

Cash payments for the fiscal year 2017 and 2016 charges were approximately $11.9 million in the first quarter of fiscal year 2017. The remaining accrual for these charges is $40.4 million as of September 30, 2016. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to 8 years. Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2017 as DeVry Group continues to reduce cost where enrollment levels necessitate such realignment of expense.

Management expects charges for real estate consolidations and severance pay and benefits for workforce reductions to be in the range of $10-15 million for the remainder of fiscal year 2017. Most of these charges are expected to occur in the Business, Technology and Management segment.

OPERATING INCOME

Total consolidated operating income for the first quarter of fiscal year 2017 of $33.1 million increased 301.4%, as compared to the year-ago quarter. A primary driver of the increase in operating income was a $19.0 million decrease in restructuring expense. Excluding the effect of the decrease in restructuring expense, and the effect of a $1.6 million increase from the change in exchange rates, consolidated operating income increased 13.2% in the first quarter of fiscal year 2017, as compared to the year-ago quarter. Revenue growth in the Medical and Healthcare segment more than offset the effect on operating income of the revenue decline at DeVry University.

Medical and Healthcare

Medical and Healthcare segment operating income increased 22.2% to $41.8 million in the first quarter of fiscal year 2017, as compared to the year-ago quarter. Excluding $1.4 million of restructuring expense which increased from $0.4 million in the year-ago quarter, segment operating income increased 24.8% for the first quarter of fiscal year 2017, as compared to the year-ago quarter. Revenue increases at DMI and Chamberlain and cost reductions at Carrington more than offset the increase in expenses to support growth.

International and Professional Education

International and Professional Education segment operating income increased 100.2% to $4.1 million in the first quarter of fiscal year 2017, as compared to the year-ago quarter. Excluding the effect of a of $1.6 million increase from the change in exchange rates, operating income would have increased 23.0% in the first quarter of fiscal year 2017, as compared to the year-ago quarter. The increased operating income was primarily driven by cost reductions and the addition of ACAMS.

Business, Technology and Management

Business, Technology and Management segment operating loss was $8.0 million for the first quarter of fiscal year 2017, compared to an operating loss of $25.2 million in the year-ago quarter. Excluding $1.7 million of restructuring expense, which decreased from $23.6 million in the year-ago quarter, the segment operating loss was $6.3 million for the first quarter of fiscal year 2017, as compared to a loss of $1.6 million in the year-ago quarter. This increase was the result of a decline in revenue, resulting from the impact of lower new and total student enrollments and the higher use of scholarships, and discounts partially offset by savings from cost reduction measures, which offset 88% of the lower revenue for the period. Total segment expenses for the first quarter of fiscal year 2017, excluding the restructuring charges, decreased $33.8 million or 21.0%, as compared to the year-ago quarter. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management believes further cost control measures will be necessary in fiscal year 2017, and also believes additional consolidations and closures of DeVry University locations are likely to occur.

NET INTEREST EXPENSE

Net interest expense for the first quarter of fiscal year 2017 of $1.1 million was $1.1 million lower than the year-ago quarter. The reduction was primarily the result of increased interest income due to higher invested cash balances at DeVry Brasil.

INCOME TAXES

The effective income tax rate on income was 21.5% for the first quarter of fiscal year 2017, compared to 10.9% for the first quarter of fiscal year 2016. The tax rate increased due to an increase in earnings from U.S. operations, which are taxed at a higher rate than income from foreign operations. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

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

The following table summarizes DeVry Group’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for fiscal years 2015 and 2014, respectively. Final data for fiscal year 2016 is not yet available.

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

At September 30, 2016, total accounts receivable, net of related reserves, was $184.3 million compared to $186.0 million at September 30, 2015. The main driver of the decrease in net accounts receivable was the impact of the decline in revenue at DeVry University and Carrington. These decreases were partially offset by additional receivables attributable to the DeVry Brasil acquisition of Grupo Ibmec and delayed FIES funding on the DeVry Brasil accounts receivable. DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program which is financed by the Brazilian government. The Brazilian government announced changes to this program which include extending the payment period from the government to the participating institutions. This change resulted in a higher level of accounts receivable at DeVry Brasil. Higher receivable levels also were recorded at Chamberlain as the result of increased revenue.

Financial Aid

Like other higher education institutions, DeVry Group is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry Group’s financial condition and cash flows could be materially and adversely affected. Please see “Item 1A – Risk Factors” in Part I of DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on August 25, 2016, for a discussion of student financial aid related risks. Certain of these risks are updated in Part II, “Item 1A – Risk Factors” of this form 10-Q.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. and Brazil. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Comprehensive program reviews of Carrington College-Phoenix, RUSM, Carrington College-California and DeVry University were initiated in April, May, June and August 2014, respectively, and remain open and ongoing. On January 27, 2016, DeVry University received a preliminary program review report from the U.S. Department of Education (“ED”), which identified findings relating to its fiscal administration, student eligibility and administrative capability and provides DeVry University an opportunity to respond to the preliminary findings. DeVry University provided a comprehensive response to the report on October 11, 2016 disputing most of the findings. The timing or final outcome of the DeVry University program review, or its possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time.

In conjunction with its program review of RUSM, ED issued a cease and desist letter for funding students enrolled in a fifth semester course offered at two U.S. sites. The order has the potential to impact the continued Title IV eligibility for anyone who took the course during the period from July 2011 through September 2014. RUSM provided a response to ED, clarifying the nature of the fifth semester course and resumed Title IV funding for all of its students. ED subsequently issued a Program Review Report containing a single finding which relates to the fifth semester course offered at two U.S. sites. RUSM provided a response to ED on September 16, 2016 disputing the finding. Should ED assess liabilities related to this finding, management estimates its maximum liability would not materially adversely affect its business, financial conditions and/or operating results.

If ED determines that we have failed to demonstrate either financial responsibility or administrative capability in any pending program review, or otherwise determines that an institution has violated the terms of its program participation agreement, we could be subject to sanctions including; fines, penalties, reimbursement for discharged loan obligations, a requirement to post a letter of credit, suspension or termination of our eligibility to participate in the Title IV programs. ED regulations regarding financial responsibility provide that, if any one of DeVry Group’s Title IV-eligible institutions is unable to pay its obligations under its program participation agreement as a result of operational issues and/or an enforcement action, DeVry Group’s other Title IV-eligible institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. Additionally, as a result of the ED Settlement discussed below, DeVry Group has agreed to be jointly and severally liable with DeVry University under the terms of the Provisional Program Participation Agreement governing DeVry University’s participation in ED’s Title IV programs. As a result, even though DeVry Group’s Title IV-eligible institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the business, financial condition, results of operations and cash flows of DeVry Group’s other institutions and for DeVry Group as a whole, and could result in the imposition of significant restrictions on the ability for DeVry Group’s other institutions and for DeVry Group to operate.

On August 28, 2015, DeVry University received a request for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of ED (“ED FSA”). The stated purpose of the request was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”) based on a portion of its pending August 28, 2015 inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations relate to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). DeVry University requested a hearing regarding ED’s proposed limitations and, on October 13, 2016, reached a negotiated settlement agreement with ED regarding the January 2016 Notice (the “ED Settlement”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University (1) may no longer make representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980, including advertising regarding the cumulative graduate employment outcomes since 1975, (2) will maintain or undertake certain recordkeeping and compliance practices to support future representations regarding graduate employment rates and (3) will post a notice on its website and in its enrollment agreements regarding the Since 1975 Representation. The ED Settlement also provides that, except for Heightened Cash Monitoring 1 status, ED will not impose conditions on the timing of, or documentation requirements for, disbursement of aid due to matters relating to lack of substantiation for the Since 1975 Representation. As a result of the ED Settlement, DeVry University’s participation in the Title IV programs will be subject to provisional certification for five years and DeVry University will be required to post a letter of credit equal to the greater of 10% of DeVry’s annual Title IV disbursements or $68.4 million for a five-year period. Institutions under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. The timing or outcome of unresolved matters from the August 28, 2015 inquiry, or their possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time. The defense, resolution, or settlement of any matter potentially under review arising from the August 28, 2015 inquiry, could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding Department of Veterans Affairs (“VA”) and military tuition assistance benefits) for each of DeVry Group’s Title IV-eligible institutions for fiscal years 2015 and 2014, respectively. Final data for fiscal year 2016 is not yet available.

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

In September 2016, DeVry Group committed to voluntarily limit the amount of revenue that each of its six Title IV institutions derive from federal funding to 85 percent, including VA and military tuition assistance benefits. Management plans to have its institutions meet the lower threshold by July 2017 and will publicly report the results.

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $5.8 million and $7.9 million was held in restricted bank accounts at September 30, 2016 and 2015, respectively.

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

For the past several years, DeVry Group’s composite score has exceeded the required minimum of 1.5. If DeVry Group was unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then DeVry Group could be subject to heightened cash monitoring or be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations during each of the three month periods ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,
	2016	2015
Net Income	$25,149	$5,386
Non-cash Items	52,892	55,793
Changes in Assets and Liabilities, Net of Effects from Acquisition Components	19,727	55,402
Net Cash Provided by Operating Activities	$97,768	$116,581

Cash generated from operations in the first three months of fiscal year 2017 was $97.8 million, compared to $116.6 million in the year-ago three month period. Net income increased by $19.8 million in the first three months of fiscal year 2017, as compared to the year-ago three month period. The decrease in non-cash items in the first three months of fiscal year 2017 as compared to the year-ago three month period was primarily the result of a decrease in depreciation and write-offs of leasehold improvements and equipment. This was the result of a decrease in real estate consolidations and the associated asset disposals at DeVry University in the first three months of fiscal year 2017, as compared to the year-ago three month period. This was partially offset by an increase in amortization expense of intangible assets related to the acquisitions of ACAMS in the first quarter of fiscal year 2017 and Grupo Ibmec in the second quarter of fiscal year 2016.

Changes from June 30, 2016, in Assets and Liabilities, Net of Effects from Acquisition of Businesses consisted of the following:

•	The decrease in combined net prepaid expenses, accounts payable and accrued expenses was $45.7 million, which is $41.0 million more than the combined change in the year-ago period driven by overall cost reductions and the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The increase in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $65.5 million, which is $5.3 million more than the combined change in the year-ago period. The main driver of this change was better collections on accounts receivable relative to the amount of deferred revenue recorded.

Cash Used in Investing Activities

Capital expenditures in the first three months of fiscal year 2017 were $11.3 million, compared to $22.8 million in the year-ago three month period. The lower spending in the quarter reflects less spending on new campuses at Chamberlain and lower spending at DeVry University.

Capital spending for the remainder of fiscal year 2017 is expected to support continued investment at DMI and facility improvements at DeVry Brasil. Management anticipates full fiscal year 2017 capital spending to be in the range of $70-$75 million.

On July 1, 2016, Becker acquired ACAMS, located in Miami, Florida, for approximately $331 million, net of cash acquired. DeVry Group funded the purchase with available domestic cash balances and $175 million in borrowings under its revolving credit facility. ACAMS is the largest international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Becker’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

Cash Provided by (Used in) Financing Activities

DeVry Group’s consolidated cash balances of $189.0 million at September 30, 2016 included approximately $162.6 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash, subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the U.S. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded to $550 million subject to bank approval. For the first quarter of fiscal year 2017, cash flows from domestic operating activities were approximately $43 million, which when added to DeVry Group’s beginning of the year domestic cash balances, were sufficient to fund $7.4 million of domestic capital investment and repurchase $8.3 million in common stock, in addition to funding other investment and financing activities.

Management believes current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. On October 4, 2016, DeVry Group entered into a First Amendment to Credit Agreement (the “Credit Agreement Amendment”), which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. This increase was requested to accommodate the requirements of the negotiated settlement agreement with the U.S. Department of Education which requires DeVry University to post a letter of credit for $68.4 million (see “Note 12: Commitments and Contingencies” to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional explanation on this settlement agreement). DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of September 30, 2016, DeVry Group borrowings under this agreement were $130 million with a weighted average interest rate of 2.53%. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. DeVry Group letters of credit outstanding under this agreement were $0.1 million as of each of September 30, 2016 and 2015. As of September 30, 2016, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of September 30, 2016. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. DeVry Group was in compliance with the debt covenants as of September 30, 2016.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec and Facimp (see “Note 7: Business Combinations” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the Grupo Ibmec and Facimp acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first three months of fiscal year 2017. DeVry Group had no open derivative positions at September 30, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see “Note 2: Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The financial position and results of operations of AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all of these financial transactions are denominated in the U.S. dollar.

The financial position and results of operations of DeVry Brasil operations are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 24.7% of DeVry Group’s overall assets, and its Brazilian liabilities constitute 11.5% of overall liabilities. The value of Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. Since June 2015, the Brazilian Real’s value has declined by as much as 22% at December 2015, but recovered most of that loss by June 30, 2016. Over the first three months of fiscal year 2017, the value has remained fairly steady. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $15.8 million. For the first three months of fiscal year 2017, the volatility in value of the Brazilian Real has also resulted in higher U.S. translated revenue and operating income, as compared to the year-ago three month period.

The interest rate on DeVry Group’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in $0.5 million of additional annual interest expense. At September 30, 2016, DeVry Group had $130 million in outstanding borrowings under this facility with a weighted average interest rate of 2.53%.

DeVry Group’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, as discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in subsection “Liquidity and Capital Resources” of this Form 10-Q, the DeVry Brasil FIES accounts receivable balance has remained elevated due to changes in government funding of the program. As of September 30, 2016, the FIES accounts receivable balance is $44.3 million. The FIES funding for calendar year 2015 accounts for $22.7 million of the total outstanding FIES balance. In January 2016, DeVry Brasil entered into a repayment agreement with the Brazilian government pursuant to which these 2015 funds will paid in annual installments over three years. The first annual installment of $7.2 million was received by DeVry Brasil on July 1, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first three months of fiscal year 2017 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 12: Commitments and Contingencies” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A – RISK FACTORS

Risks Related to DeVry Group’s Highly Regulated Industry

In addition to the other information set forth in this report, and the update to the risk factors described below, the factors discussed in Part I, “Item 1A – Risk Factors” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which could materially affect DeVry Group’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing DeVry Group. Additional risks and uncertainties not currently known to DeVry Group or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

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

In particular, in the U.S., the HEA subjects our U.S. degree-granting institutions (Chamberlain, Carrington and DeVry University) and all other higher education institutions, including our AUC, RUSM and RUSVM schools that participate in the various federal student financial aid programs under Title IV of the HEA (“Title IV”) to significant regulatory scrutiny. DeVry Group’s Title IV participating institutions collectively receive 59% of their revenue from students under Title IV-based federal grant and loan programs. As a result, the suspension, limitation or termination of any of the eligibility of any of our institutions to participate in Title IV financial aid programs could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

As described in “Note 12: Commitments and Contingencies” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, DeVry University received a Notice of Intent to Limit from ED (the “January 2016 Notice”) informing DeVry University of ED’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. DeVry University requested a hearing regarding ED’s proposed limitations and, on October 13, 2016, reached a negotiated settlement agreement with ED regarding the January 2016 Notice (the “ED Settlement”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University (1) may no longer make representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980, including advertising regarding the cumulative graduate employment outcomes since 1975, (2) will maintain or undertake certain recordkeeping and compliance practices to support future representations regarding graduate employment rates and (3) will post a notice on its website and in its enrollment agreements regarding the Since 1975 Representation. The ED Settlement also provides that, except for Heightened Cash Monitoring 1 status, ED will not impose conditions on the timing of, or documentation requirements for, disbursement of aid due to matters relating to lack of substantiation for the Since 1975 Representation. As a result of the ED Settlement, DeVry University’s participation in the Title IV programs will be subject to provisional certification for five years and DeVry University will be required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Institutions under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

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

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year against the mean or median earnings of these graduates during the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year (the first measurement year under these regulations), the cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014. Graduate earnings data will be obtained by ED directly from the Social Security Administration and are not available to us at this time. Debt burdens for students enrolled in programs that require an internship or residency prior to licensure, such as the medical doctor degrees offered by AUC and RUSM, are calculated from cohorts who completed their studies six and seven years prior to the measuring academic year. Draft measures for the 2014-2015 academic year were recently released to institutions and management expects final measures to be released publicly in early 2017.

Under this framework, based on recently released draft rates, we expect that less than 10% of the 2015-2016 academic year programs across Carrington and DeVry University will fall into the failing category. In addition, approximately 10% of DeVry Group’s programs are expected to fall into the zone category, including the RUSVM’s veterinary medicine program. Institutions will be required to provide warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility. Management expects that certain programs will be able to avoid falling into the zone or failing categories through adjustments to program price, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or seek to establish relationships with third-party lenders to support student tuition and other expenses. These adjustments, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

 Further, in the event that an institution closes and fails to pay liabilities or other amounts owed to ED, ED can attribute the liabilities of that institution to other institutions under common ownership. If any one of our Title IV Institutions were to close or have unpaid ED liabilities, ED could seek to have those liabilities repaid by one of our other Title IV Institutions. DeVry Group is also jointly and severally liable for claims asserted by ED with respect to DeVry University’s participation under Title IV programs under a Provisional Program Participation Agreement entered into in connection with the ED Settlement.

Our goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties.

DeVry Group’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If DeVry Group’s market capitalization remains below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of the DeVry Group reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. At September 30, 2016, intangible assets from business combinations totaled $426.1 million, and goodwill totaled $854.2 million. Together, these assets equaled approximately 55% of total assets as of such date. If DeVry Group’s business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring possible write-off of up to $426.1 million of intangible assets and up to $854.2 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2016	122,678	$21.03	122,678	$81,296,602
August 2016	129,172	$22.97	129,172	$78,329,913
September 2016	118,858	$22.79	118,858	$75,621,198
Total	370,708	$22.27	370,708	$75,621,198

(1) On December 15, 2015, the Board of Directors (the "Board") authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2017. The total remaining authorization under this share repurchase program was $75,621,198 as of September 30, 2016.

Other Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2016	-	$-	NA	NA
August 2016	100,194	$23.73	NA	NA
September 2016	4,252	$22.66	NA	NA
Total	104,446	$23.69	NA	NA

(1) Represents shares delivered back to DeVry Group for payment of withholding taxes from employees for vesting restricted stock units ("RSUs") and shares swapped for payment on exercise of incentive stock options pursuant to the terms of DeVry Group's stock incentive plans.

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

Date: November 2, 2016
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

