Form 10-Q
period 2016-12-31
DEVRY EDUCATION GROUP INC.
filed 2017-02-02
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2016
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

January 26, 2017 — 62,885,000 shares of Common Stock, $0.01 par value

DEVRY EDUCATION GROUP INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,	December 31,
	2016	2016	2015
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$199,945	$308,164	$178,193
Marketable Securities and Investments	3,844	3,609	3,493
Restricted Cash	11,092	7,183	13,973
Accounts Receivable, Net	150,237	162,389	121,817
Prepaid Expenses and Other	62,315	36,760	41,551
Total Current Assets	427,433	518,105	359,027
Land, Building and Equipment:
Land	48,595	55,690	59,677
Building	471,272	488,347	489,145
Equipment	529,221	521,209	500,274
Construction in Progress	15,628	22,560	32,166
	1,064,716	1,087,806	1,081,262
Accumulated Depreciation	(575,470)	(566,043)	(545,711)
Land, Building and Equipment Held for Sale, Net	11,280	-	-
Land, Building and Equipment, Net	500,526	521,763	535,551
Other Assets:
Deferred Income Taxes, Net	26,618	52,608	24,889
Intangible Assets, Net	421,528	342,856	357,901
Goodwill	854,838	588,007	542,994
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	57,040	60,207	58,728
Total Other Assets	1,373,474	1,057,128	997,962
TOTAL ASSETS	$2,301,433	$2,096,996	$1,892,540

LIABILITIES:
Current Liabilities:
Accounts Payable	$47,889	$64,687	$56,762
Accrued Salaries, Wages and Benefits	78,864	93,328	73,506
Accrued Expenses	102,154	103,379	83,763
Deferred Revenue	96,649	100,442	77,778
Total Current Liabilities	325,556	361,836	291,809
Other Liabilities:
Revolving Loan	225,000	-	-
Deferred Income Taxes, Net	32,452	29,936	21,380
Deferred Rent and Other	106,792	118,025	109,701
Total Other Liabilities	364,244	147,961	131,081
TOTAL LIABILITIES	689,800	509,797	422,890
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NONCONTROLLING INTEREST	6,720	5,112	2,813
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 62,776,000, 62,549,000 and 63,284,000 Shares Outstanding at December 31, 2016, June 30, 2016 and December 31, 2015, respectively	775	765	764
Additional Paid-in Capital	395,155	372,175	360,333
Retained Earnings	1,797,634	1,771,068	1,743,105
Accumulated Other Comprehensive Loss	(50,828)	(42,467)	(133,207)
Treasury Stock, at Cost, 14,762,000, 13,990,000 and 13,131,000 Shares at December 31, 2016, June 30, 2016 and December 31, 2015, respectively	(537,823)	(519,454)	(504,158)
TOTAL SHAREHOLDERS' EQUITY	1,604,913	1,582,087	1,466,837
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,301,433	$2,096,996	$1,892,540

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
REVENUE:
Tuition	$419,264	$421,602	$818,291	$817,658
Other Educational	37,086	34,601	87,951	79,957
Total Revenue	456,350	456,203	906,242	897,615
OPERATING COST AND EXPENSE:
Cost of Educational Services	239,787	241,021	490,460	486,098
Student Services and Administrative Expense	145,651	159,163	306,716	323,179
Restructuring Expense	5,050	12,923	10,097	36,997
Regulatory Settlements	56,252	-	56,252	-
Loss on Assets Held for Sale	4,764	-	4,764	-
Asset Impairment Charge	-	99,473	-	99,473
Total Operating Cost and Expense	451,504	512,580	868,289	945,747
Operating Income (Loss)	4,846	(56,377)	37,953	(48,132)
INTEREST:
Interest Income	993	240	2,051	367
Interest Expense	(2,300)	(1,847)	(4,415)	(4,173)
Net Interest Expense	(1,307)	(1,607)	(2,364)	(3,806)
Income (Loss) Before Income Taxes	3,539	(57,984)	35,589	(51,938)
Income Tax Benefit	11,216	7,514	4,315	6,853
NET INCOME (LOSS)	14,755	(50,470)	39,904	(45,085)
Net Income Attributable to Noncontrolling Interest	(342)	(117)	(339)	(37)
NET INCOME (LOSS) ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$14,413	$(50,587)	$39,565	$(45,122)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS:
Basic	$0.23	$(0.79)	$0.62	$(0.70)
Diluted	$0.23	$(0.79)	$0.62	$(0.70)

Cash Dividends Declared per Common Share	$0.18	$0.18	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
NET INCOME (LOSS)	$14,755	$(50,470)	$39,904	$(45,085)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Loss	(1,632)	(11,066)	(8,462)	(55,986)
Change in Fair Value of Available-For-Sale Securities	27	13	101	(107)
COMPREHENSIVE INCOME (LOSS)	13,150	(61,523)	31,543	(101,178)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(313)	112	(166)	1,162
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$12,837	$(61,411)	$31,377	$(100,016)

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2016	2015
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$39,904	$(45,085)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	9,333	10,212
Depreciation	35,567	39,370
Amortization	6,047	2,902
Impairment of Goodwill and Intangible Assets	-	99,473
Provision for Refunds and Uncollectible Accounts	44,713	40,601
Deferred Income Taxes	10,730	(16,993)
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	3,969	15,263
Unrealized Loss on Assets Held for Sale	4,764	-
Changes in Assets and Liabilities, Net of Effects from Acquisition Components:
Restricted Cash	(3,909)	(3,230)
Accounts Receivable	(33,132)	(18,218)
Prepaid Expenses and Other	(33,264)	(5,134)
Accounts Payable	(13,175)	(9,257)
Accrued Salaries, Wages, Benefits and Expenses	(17,930)	(20,199)
Deferred Revenue	(18,698)	(13,186)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,919	76,519
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(20,406)	(41,048)
Payment for Purchase of Businesses, Net of Cash Acquired	(330,567)	(170,577)
Marketable Securities Purchased	(73)	(86)
Purchase of Noncontrolling Interest of Subsidiary	-	(3,114)
NET CASH USED IN INVESTING ACTIVITIES	(351,046)	(214,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	13,784	271
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	439	558
Repurchase of Common Stock for Treasury	(16,381)	(16,510)
Cash Dividends Paid	(11,412)	(11,563)
Payments of Seller Financed Obligations	(3,518)	(3,476)
Borrowings Under Revolving Credit Facility	405,000	-
Repayments Under Revolving Credit Facility	(180,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	207,912	(30,720)
Effects of Exchange Rate Differences	(4)	(5,803)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(108,219)	(174,829)
Cash and Cash Equivalents at Beginning of Period	308,164	353,022
Cash and Cash Equivalents at End of Period	$199,945	$178,193
Non-cash Investing and Financing Activity:
Increase (Decrease) in Redemption Value of Noncontrolling Interest Put Option	$1,269	$(3,730)

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

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in DeVry Group's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and DeVry Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, each as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three and six months ended December 31, 2016, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2: ASSETS HELD FOR SALE

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington College (“Carrington”) co-located campus in Pomona, California, which met criteria to be classified as an asset held for sale. This required a write-down of the assets to fair market value less costs to sell. The building is being marketed to prospective buyers and is available for immediate sale which is likely to occur within one year. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. As a result, Land, Building and Equipment Held for Sale, Net of $11.3 million was recorded on the Consolidated Balance Sheet at December 31, 2016 and a $4.8 million pre-tax Loss on Assets Held for Sale was recorded in the Consolidated Statements of Income (Loss) for the three and six months ended December 31, 2016. The assets being held for sale are classified within the Business, Technology and Management segment.

NOTE 3: REGULATORY SETTLEMENTS

In the second quarter of fiscal year 2017, DeVry Group, DeVry University Inc., and DeVry/New York Inc. (collectively, the “DeVry Parties”) and the Federal Trade Commission (“FTC”) agreed to a Stipulation as to Entry of an Order for Permanent Injunction and Monetary Judgment (the “Agreement”) resolving litigation brought by the FTC regarding DeVry University’s use of employment statistics in former advertising. Under the terms of the Agreement, the DeVry Parties agreed to pay $49.4 million to be distributed at the sole discretion of the FTC, to forgive $30.4 million of institutional loans issued before September 30, 2015, and to forgive outstanding DeVry University accounts receivable balances by $20.2 million for former students. In addition, the DeVry Parties agreed that DeVry Group institutions marketing to U.S. consumers will maintain specific substantiation to support any future advertising regarding graduate outcomes and educational benefits, and will implement training and other agreed-upon compliance measures. DeVry Group chose to settle the FTC litigation after filing an answer denying all allegations of wrongdoing.

In the second quarter of fiscal year 2017, DeVry Group also recorded charges related to the resolution of an inquiry made by the Office of the Attorney General of the State of New York (“NYAG”) to the DeVry Parties regarding DeVry University’s use of employment and salary statistics in former advertising. The DeVry Parties chose to resolve the NYAG inquiry by entering into an Assurance of Discontinuance (the “Assurance”) with the NYAG on January 27, 2017, without admitting or denying the allegations therein. Pursuant to the Assurance, the DeVry Parties agreed to pay $2.25 million for consumer restitution and $0.5 million in penalties, fees and costs. In addition, the DeVry Parties agreed that DeVry Group institutions marketing to New York consumers will maintain specific substantiation and present certain statistics as prescribed to support any future advertising regarding graduate outcomes and educational benefits, and will implement other agreed-upon compliance measures.

Student services and access to federal student loans are not impacted by the Agreement or the Assurance and at no time has the academic quality of a DeVry University education been questioned. See “Note 14: Commitments and Contingencies” for further discussion.

The regulatory settlements expense of $56.3 million recorded during the second quarter of fiscal year 2017 consists of the $49.4 million cash payment to the FTC, the $4.1 million unreserved and expensed institutional loans and the $2.75 million accrued settlement to the NYAG. Of these regulatory settlement charges, $4.1 million was allocated to the Business, Technology and Management segment and $52.2 million was allocated to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15: Segment Information.”

In the second quarter of fiscal year 2017, DeVry University reached a settlement agreement with the U.S. Department of Education (“ED”) regarding its January 27, 2016 Notice of Intent to Limit (“Notice”). The Notice related narrowly to a specific graduate employment statistic previously used by DeVry University, calculated since 1975. The settlement includes, among other things, an agreement to no longer use the statistic in question or to make any other representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980. DeVry University will also refrain from making any future graduate employment representations without possessing graduate-specific information, and, for five years after the effective date of the settlement, to post a letter of credit with ED equal to 10% of DeVry University’s annual Title IV disbursement. A $68.4 million letter of credit was posted in the second quarter of fiscal year 2017 in relation to this requirement. Also, as a result of the settlement agreement, DeVry University’s participation in Title IV programs will be under provisional certification. The settlement in no way hinders DeVry University’s ability to serve current or future students. DeVry University resolved the Notice in full cooperation with ED. The settlement allows DeVry University to continue communicating its strong student outcomes, while providing assurances regarding the extent of its graduate employment data. See “Note 13: Debt” and “Note 14: Commitments and Contingencies” for further discussion.

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of DeVry Group and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interest is reported on our Consolidated Balance Sheets. The noncontrolling ownership interest earnings portion is classified as “Net Income Attributable to Noncontrolling Interest” in our Consolidated Statements of Income (Loss). Unless indicated, or the context requires otherwise, references to years refer to DeVry Group’s fiscal years.

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

Restricted cash represents amounts received from federal and state governments under various student aid grant and loan programs and such restricted funds are held in separate bank accounts. Once the financial aid authorization and disbursement process for the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in DeVry Group’s operations. This authorization and disbursement process that precedes the transfer of funds generally occurs within the period of the academic term for which such funds were authorized.

As a requirement of continuing operations in Pennsylvania, DeVry Group is required to maintain a “minimum protective endowment” of at least $500,000. These funds are required as long as DeVry Group operates campuses in the state. DeVry Group accounts for these funds as restricted cash.

Revenue Recognition

Tuition

Chamberlain College of Nursing (“Chamberlain”), Carrington, DeVry Educacional do Brasil (“DeVry Brasil”) higher education and DeVry University tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”) basic science curriculum revenue is recognized on a straight-line basis over the applicable academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of primarily U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker Professional Education (“Becker”) and DeVry Brasil’s live classroom test preparation, and DeVry Brasil’s online tuition revenue is recognized on a straight-line basis over the applicable delivery period. Revenue from Becker conferences and training services, which are generally short-term in duration, is recognized when the conference or training service is provided.

Other Educational

Sales of Becker subscriptions, membership dues, certifications, textbooks, electronic books and other educational products, including Becker self-study sales, are included in Other Educational Revenue in the Consolidated Statements of Income (Loss). Revenue from Becker subscriptions and membership dues is recognized on a straight-line basis over the applicable subscription or membership period. Revenue from Becker certifications is recognized when the certification process is complete. Textbooks, electronic books and other educational products revenue is recognized when the sale occurs. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenue and recognized when confirmation of course delivery is received.

Refunds and Provisions

Estimates of DeVry Group’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms. Inputs to this analysis include refunds issued, withdrawal rates and historical amounts owed by students for that portion of a term that was completed. Management reassesses collectability throughout the period revenue is recognized by the DeVry Group institutions, on a student-by-student basis. This reassessment is based upon new information and changes in facts and circumstances relevant to a student's ability to pay. Management also reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis.

The provisions for refunds, which are reported as a reduction to Tuition Revenue in the Consolidated Statements of Income (Loss), are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $12.2 million and $24.6 million for the three and six months ended December 31, 2016, respectively, and $12.0 million and $23.2 million for the three and six months ended December 31, 2015, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $48.4 million, $64.5 million and $63.6 million at December 31, 2016, June 30, 2016 and December 31, 2015, respectively. During the second quarter of fiscal year 2017, certain student accounts were forgiven as part of the FTC settlement as discussed in “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies.” These write-offs resulted in a $24.2 million reduction in the reserve balance.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income (Loss), were $10.0 million and $20.2 million for the three and six months ended December 31, 2016, respectively, and $8.0 million and $17.4 million for the three and six months ended December 31, 2015, respectively.

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of December 31, 2016, June 30, 2016 and December 31, 2015, the net balance of capitalized internal-use software development costs was $15.0 million, $18.3 million and $25.2 million, respectively.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In the first six months of fiscal year 2017 and in fiscal year 2016, management consolidated operations at DeVry University, Carrington and DeVry Group’s home office. These decisions resulted in pre-tax accelerated depreciation and write-offs on leasehold improvements and equipment of $2.8 million and $4.1 million during the three and six months ended December 31, 2016, respectively, and $4.8 million and $12.2 million during the three and six months ended December 31, 2015, respectively. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss) (see “Note 11: Restructuring Charges”). For a discussion of the impairment review of goodwill and intangible assets see “Note 10: Intangible Assets.”

Perkins Program Fund

DeVry University is required under U.S. federal aid program regulations to make contributions to the Federal Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal government contributions were received in the first six months of fiscal year 2017 or in fiscal year 2016. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at each of December 31, 2016, June 30, 2016 and December 31, 2015. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal government contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and DeVry University to satisfy their respective cumulative contributions to the fund. Authorization of the Federal Perkins Student Loan Program expired on September 30, 2015. On December 17, 2015, Congress extended the authorization of the Federal Perkins Student Loan Program to September 30, 2017.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil’s operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three-month and six-month periods ended December 31, 2016 and 2015 were not material.

Noncontrolling Interest

DeVry Group currently maintains a 97.9% ownership interest in DeVry Brasil with the remaining 2.1% owned by members of the current DeVry Brasil senior management group. The adjustment to increase or decrease the DeVry Brasil noncontrolling interest each reporting period for its proportionate share of DeVry Brasil’s profit (loss) flows through the Consolidated Statements of Income (Loss) based on DeVry Group's noncontrolling interest accounting policy.

In July 2015, DeVry Group purchased additional DeVry Brasil stock from the DeVry Brasil management group. Beginning July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has had the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry Group. Since the put option is out of the control of DeVry Group, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the Consolidated Balance Sheets.

The DeVry Brasil management put option is being accreted to its redemption value in accordance with the terms of the related stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded in retained earnings in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Balance at Beginning of Period	$5,043	$3,652	$5,112	$9,620
Net Income Attributable to Noncontrolling Interest	342	117	339	37
Payment for Purchase of Noncontrolling Interest of Subsidiary	-	-	-	(3,114)
Increase (Decrease) in Redemption Value of Noncontrolling Interest Put Option	1,335	(956)	1,269	(3,730)
Balance at End of Period	$6,720	$2,813	$6,720	$2,813

Earnings per Common Share

Basic earnings per share is computed by dividing net income or loss attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. As required by GAAP, because each of the three and six months ended December 31, 2015 resulted in a net loss, diluted earnings per share was computed by dividing the net loss attributable to DeVry Group by the weighted average number of basic shares. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 2,643,000 and 2,808,000 shares of common stock for the three and six months ended December 31, 2016, respectively, and 2,861,000 and 2,836,000 shares of common stock for the three and six months ended December 31, 2015, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Weighted Average Shares Outstanding	62,685	63,433	62,639	63,509
Unvested Participating RSUs	884	819	855	763
Basic Shares	63,569	64,252	63,494	64,272
Effect of Dilutive Stock Options	459	402	377	345
Diluted Shares	64,028	64,654	63,871	64,617

Treasury Stock

DeVry Group’s Board of Directors (the “Board”) has authorized share repurchase programs on nine occasions (see “Note 8: Dividends and Share Repurchase Programs”). The ninth share repurchase program was approved on December 15, 2015 and commenced in January 2016. Shares that are repurchased by DeVry Group are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry Group under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Group Stock Incentive Plans (see “Note 5: Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

The Accumulated Other Comprehensive Loss balance at December 31, 2016, consists of $51.1 million of cumulative translation losses ($50.0 million attributable to DeVry Group and $1.1 million attributable to noncontrolling interest) and $0.2 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group. At June 30, 2016, this balance consisted of $42.6 million of cumulative translation losses ($41.7 million attributable to DeVry Group and $0.9 million attributable to noncontrolling interest) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group. At December 31, 2015, this balance consisted of $133.2 million of cumulative translation losses ($130.4 million attributable to DeVry Group and $2.8 million attributable to noncontrolling interest) and $0.2 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $46.5 million and $104.0 million for the three and six months ended December 31, 2016, respectively, and $56.3 million and $115.6 million for the three and six months ended December 31, 2015, respectively.

Restructuring Charges

DeVry Group’s financial statements include charges related to severance and related benefits for reductions in staff. These charges also include early lease termination or cease-of-use costs and accelerated depreciation and gains and losses on disposals of property and equipment related to campus consolidations (see “Note 11: Restructuring Charges”).

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance was issued to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments will require that the statement of cash flows explain the change during the period in total cash, cash equivalents and restricted cash. The amendments are effective for the financial statements issued for fiscal years after December 15, 2017, and interim periods within those fiscal years. The amendments will be applied using a retrospective transition method to each period presented. Management anticipates the adoption will not have a significant impact on DeVry Group’s Consolidated Financial Statements. We expect to early adopt ASU 2016-18 during the fourth quarter of fiscal year 2017.

In August 2016, FASB issued ASU No. 2016-15: “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This guidance was issued to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for the financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management has determined that our current accounting policies align with this guidance. Therefore, this guidance will have no impact on the Consolidated Financial Statements.

In June 2016, FASB issued ASU No. 2016-13: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance was issued to provide financial statement users with more decision-useful information about the expected losses on financial instruments by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses by requiring a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements when adopted.

In March 2016, FASB issued ASU No. 2016-09: “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This guidance was issued to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We will adopt ASU No. 2016-09 in the first quarter of fiscal year 2018. Excess tax benefits and tax deficiencies will no longer be recorded to additional paid-in capital, but rather to income tax expense or benefit in the income statement, which may increase volatility in the income statement. Also, adoption will require changes to classification of certain stock-based compensation transactions on the statement of cash flows. These changes are not expected to have a significant impact on DeVry Group’s Consolidated Financial Statements.

In February 2016, FASB issued ASU No. 2016-02: “Leases (Topic 842).” This guidance was issued to increase transparency and comparability among organizations by recognizing right-to-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements and believes the adoption will impact the Consolidated Balance Sheet with significant increases in assets and liabilities.

In January 2016, FASB issued ASU No. 2016-01: “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The guidance eliminates the classification of equity securities into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance will require DeVry Group to record the changes in the fair value of its available-for-sale equity investments through net income. Management anticipates the adoption will not have a significant impact on DeVry Group’s Consolidated Financial Statements.

In September 2015, FASB issued ASU No. 2015-16: “Business Combinations (Topic 805): Simplifying Accounting for Measurement-Period Adjustments.” This guidance was issued to simplify the accounting for provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and where the provisional amounts have been adjusted during the measurement period. The amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance requires DeVry Group to record and disclose measurement-period adjustments for business combinations as a period adjustment as opposed to a retroactive adjustment to the opening balance sheet of the acquired entity. The guidance is effective for DeVry Group’s current fiscal year and has had no impact on current year financial reporting.

In May 2014, FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. DeVry Group will implement this guidance effective July 1, 2018 using the retrospective approach. Management is evaluating the impact the guidance will have on DeVry Group’s Consolidated Financial Statements when adopted.

Reclassifications

In the fourth quarter of fiscal year 2016, we retrospectively adopted ASU No. 2015-17: “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This guidance was issued to simplify the accounting for classification of deferred taxes on the balance sheet. The guidance eliminates the previous requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. As a result, we decreased current deferred income tax assets by $41.3 million, increased noncurrent deferred income tax assets by $24.9 million and decreased noncurrent deferred income tax liabilities by $16.4 million on the December 31, 2015 Consolidated Balance Sheet. This reclassification had no effect on reported net income.

NOTE 5: STOCK-BASED COMPENSATION

DeVry Group maintains four stock-based incentive plans: the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan, the Amended and Restated Incentive Plan of 2005 and the Second Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry Group’s common stock. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the granting of stock appreciation rights, RSUs, performance-based RSUs and other stock and cash-based compensation. Although options remain outstanding under the 1999, 2003 and 2005 incentive plans, no further stock-based grants will be issued from these plans. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board. Options are granted for terms of up to ten years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

Stock-based compensation expense is measured at the grant date based on the fair value of the award. DeVry Group accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

At December 31, 2016, 6,814,851 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock-based incentive plans.

The following is a summary of options activity for the six months ended December 31, 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2016	3,574,336	$32.79
Options Granted	397,700	23.78
Options Exercised	(649,678)	21.61
Options Forfeited	(7,720)	31.01
Options Expired	(23,081)	31.01
Outstanding at December 31, 2016	3,291,557	33.93	5.66	$12,461
Exercisable at December 31, 2016	2,293,387	$38.07	4.16	$4,715

The following is a summary of stock appreciation rights activity for the six months ended December 31, 2016:

Weighted
	Number of	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2016	118,065	$42.74
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at December 31, 2016	118,065	42.74	0.92	$15
Exercisable at December 31, 2016	118,065	$42.74	0.92	$15

The total intrinsic value of options exercised for the six months ended December 31, 2016 and 2015 was $3.6 million and $0.1 million, respectively.

The fair value of DeVry Group’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under DeVry Group’s stock-based incentive plans during the first six months of fiscal years 2017 and 2016 was $9.09 and $10.17, per share, respectively. The fair value of DeVry Group’s stock option grants was estimated assuming the following weighted average assumptions:

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

During the first six months of fiscal year 2017, DeVry Group granted 644,340 RSUs to selected employees and directors. Of these, 221,710 were performance-based RSUs and 422,630 were non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based, academic goals, when a minimum level of DeVry Group earnings before interest, taxes, depreciation and amortization (“EBITDA”) or return on invested capital (“ROIC”) is attained. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board or employment with DeVry Group or upon retirement. During the restriction period, the recipient of the non-performance based RSUs shall have the right to receive dividend equivalents. This right does not pertain to the performance-based RSUs. The following is a summary of RSUs activity for the six months ended December 31, 2016:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Nonvested at July 1, 2016	1,139,350	$27.78
RSUs Granted	644,340	23.84
RSUs Vested	(361,964)	27.18
RSUs Forfeited	(43,671)	28.14
Nonvested at December 31, 2016	1,378,055	$26.09

The weighted average estimated grant date fair value for RSUs granted at market price under DeVry Group’s stock-based incentive plans during the first six months of fiscal years 2017 and 2016 was $23.84 and $26.04, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Cost of Educational Services	$1,147	$1,272	$2,987	$3,268
Student Services and Administrative Expense	2,436	2,702	6,346	6,944
Stock-Based Compensation Expense	3,583	3,974	9,333	10,212
Income Tax Benefit	(1,251)	(1,514)	(3,283)	(3,718)
Net Stock-Based Compensation Expense	$2,332	$2,460	$6,050	$6,494

As of December 31, 2016, $25.8 million of total pre-tax unrecognized compensation expense related to nonvested grants is expected to be recognized over a weighted average period of 2.5 years. The total fair value of options and RSUs vested during the six months ended December 31, 2016 and 2015 was approximately $12.8 million and $13.9 million, respectively.

There was no capitalized stock-based compensation expense at each of December 31, 2016, June 30, 2016 and December 31, 2015.

DeVry Group has an established practice of issuing new shares of common stock to satisfy stock-based grant exercises. However, DeVry Group also may issue treasury shares to satisfy stock-based grant exercises under certain of its stock-based incentive plans.

NOTE 6: FAIR VALUE MEASUREMENTS

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

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2016. See “Note 10: Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington co-located campus in Pomona, California, which met criteria to be classified as an asset held for sale. This required a write-down of the assets to fair market value less costs to sell. The building is being marketed to prospective buyers and is available for immediate sale which is likely to occur within one year. We used significant unobservable inputs (Level 3) in our analysis, including third party offers received to acquire the building. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. As a result, Land, Building and Equipment Held for Sale, Net of $11.3 million was recorded on the Consolidated Balance Sheet at December 31, 2016 and a $4.8 million pre-tax Loss on Assets Held for Sale was recorded in the Consolidated Statements of Income (Loss) for the three and six months ended December 31, 2016. See “Note 2: Assets Held for Sale” for further discussion.

The following table presents DeVry Group's assets and liabilities at December 31, 2016, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$199,945	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,844	-	-
Institutional Loans Receivable, Net	-	45,982	-
Deferred Acquisition Obligations	-	29,499	-
FIES Long-Term Receivable	-	13,151	-
Total Financial Assets at Fair Value	$203,789	$88,632	$-

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

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$178,193	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,493	-	-
Institutional Loans Receivable, Net	-	49,547	-
Deferred Acquisition Obligations	-	31,656	-
Total Financial Assets at Fair Value	$181,686	$81,203	$-

Cash and Cash Equivalents and Investments in short-term Marketable Securities are valued using a market approach based on quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheets as of December 31, 2016, June 30, 2016 and December 31, 2015 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 7: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $15.1 million, $7.7 million and $10.9 million was classified as Accrued Expenses on the Consolidated Balance Sheets at December 31, 2016, June 30, 2016 and December 31, 2015, respectively, and $14.4 million, $24.4 million and $20.7 million was classified as Deferred Rent and Other Liabilities on the Consolidated Balance Sheets at December 31, 2016, June 30, 2016 and December 31, 2015, respectively.

The fair value of DeVry Brasil’s receivable under Brazil’s FIES public loan program included in Other Assets on the Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of June 30, 2016 and December 31, 2015, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 7: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University institutions. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain, Carrington and DeVry University require that students begin repaying loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay and reduce the possibility of over borrowing and targeted to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Review Course can be financed through Becker with an 18-month term loan program.

Reserves for uncollectible loans are determined by analyzing the current aging of accounts receivable and historical loss rates of loans at each institution. Management performs this analysis periodically throughout the year. Since all of DeVry Group’s financing receivables are generated through the extension of credit to fund educational costs, all such receivables are considered part of the same loan portfolio.

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands).

	December 31, 2016		June 30, 2016		December 31, 2015
Gross Institutional Loans		$55,782		$69,825		$71,712
Allowance for Credit Losses:
Balance at July 1	$(20,800)		$(20,630)		$(20,630)
Charge-offs and Adjustments	16,281		7,388		4,856
Recoveries	(438)		(461)		(434)
Additional Provision	(4,843)		(7,097)		(5,957)
Balance at End of Period		(9,800)		(20,800)		(22,165)
Net Institutional Loans		$45,982		$49,025		$49,547

During the second quarter of fiscal year 2017, certain institutional loan balances were forgiven as part of the FTC settlement as discussed in “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies.” The amounts related to this settlement were $17.5 million in active outstanding balances which carried related allowance for credit loss reserves of $13.4 million. Also forgiven were $12.9 million of inactive loan balances and accrued interest which had previously been removed from the Net Institutional Loans balance.

Of the net balances above, $18.8 million, $21.7 million and $23.6 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at December 31, 2016, June 30, 2016 and December 31, 2015, respectively, and $27.2 million, $27.3 million and $25.9 million, representing amounts due beyond one year, was classified as Other Assets on the Consolidated Balance Sheets at December 31, 2016, June 30, 2016 and December 31, 2015, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging analysis of past due institutional loans (in thousands).

	December 31,	June 30,	December 31,
	2016	2016	2015
Institutional Loans:
Performing	$48,010	$50,045	$52,669
Nonperforming	7,772	19,780	19,043
Total Institutional Loans	$55,782	$69,825	$71,712

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Loans
Institutional Loans:
December 31, 2016	$5,863	$2,998	$1,917	$7,772	$18,550	$37,232	$55,782
June 30, 2016	$8,038	$1,512	$924	$19,780	$30,254	$39,571	$69,825
December 31, 2015	$6,303	$2,004	$1,623	$19,043	$28,973	$42,739	$71,712

Loans are considered nonperforming if they are more than 120 days past due. At December 31, 2016, nonperforming loans totaled $7.8 million, of which $7.7 million had a specific allowance for credit losses. At June 30, 2016, nonperforming loans totaled $19.8 million, of which $19.7 million had a specific allowance for credit losses. At December 31, 2015, nonperforming loans totaled $19.0 million, of which $17.2 million had a specific allowance for credit losses.

NOTE 8: DIVIDENDS AND SHARE REPURCHASE PROGRAMS

DeVry Group paid dividends of $11.4 million, $11.6 million and $11.6 million on December 22, 2016, June 24, 2016 and December 23, 2015, respectively. Future dividends will be at the discretion of the Board.

DeVry Group has repurchased shares under the following programs as of December 31, 2016:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,546,116	32.5
Totals	14,405,629	$530.2

On December 15, 2015, the Board authorized DeVry Group’s ninth share repurchase program, which allows DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017. A total of 676,814 shares were repurchased during the six months ended December 31, 2016 for an aggregate of $16.4 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 9: BUSINESS COMBINATIONS

Association of Certified Anti-Money Laundering Specialists

On July 1, 2016, Becker completed the acquisition of 100% of the stock of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”) for $330.6 million, net of cash of $23.5 million. The payment for this purchase was made in the first quarter of fiscal year 2017, and was funded with available domestic cash balances and $175 million in borrowings under DeVry Group’s revolving credit facility. ACAMS is the largest international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Becker’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

The operations of ACAMS are included in DeVry Group’s International and Professional Education segment. The results of ACAMS’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

July 1, 2016
Current Assets	$24,895
Property and Equipment	432
Other Long-term Assets	3,200
Intangible Assets	88,600
Goodwill	274,620
Total Assets Acquired	391,747
Liabilities Assumed	37,619
Net Assets Acquired	$354,128

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Becker reporting unit which is classified within the International and Professional Education segment. The amounts in the table above changed from that reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include ACAMS’s strategic fit into Becker’s expanding presence in professional education, the reputation of the ACAMS brand as a leader in the industry and potential future growth opportunity. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $88.6 million of acquired intangible assets, $39.9 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The preliminary values and estimated useful lives by asset type are as follows (in thousands):

	July 1, 2016
	Value Assigned	Estimated Useful Life
Customer Relationships	$42,500	10 years
Curriculum	5,000	3 years
Non-compete Agreements	700	1 year
Proprietary Technology	500	4 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade de Imperatriz

On June 1, 2016, DeVry Brasil completed the acquisition of Faculdade de Imperatriz (“Facimp”). Under the terms of the agreement, DeVry Brasil agreed to pay approximately $6.8 million in cash, in exchange for 100% of the stock of Facimp. Approximately $3.5 million of payments were made in the fourth quarter of fiscal year 2016, with additional aggregate payments of approximately $3.3 million required over the succeeding four years. Facimp serves approximately 2,000 students in the city of Imperatriz, and offers undergraduate programs such as a business, accounting, economics, law, nursing, pharmacy, dentistry, pedagogy, systems information and marketing. The acquisition of Facimp further expands DeVry Brasil’s presence in the northeast areas of the country.

The operations of Facimp are included in DeVry Group’s International and Professional Education segment. The results of Facimp’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

June 1, 2016
Current Assets	$1,626
Property and Equipment	291
Intangible Assets	2,652
Goodwill	4,997
Total Assets Acquired	9,566
Liabilities Assumed	2,756
Net Assets Acquired	$6,810

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. The amounts in the table above changed from that reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include Facimp’s strategic fit into DeVry Group’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $2.7 million of acquired intangible assets, $2.1 million was assigned to Accreditations and $0.5 million was assigned to Trade Names. None of the acquired intangible assets were determined to be subject to amortization.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

December 15, 2015
Current Assets	$27,615
Property and Equipment	17,968
Other Long-term Assets	2,639
Intangible Assets	59,275
Goodwill	107,888
Total Assets Acquired	215,385
Liabilities Assumed	24,423
Net Assets Acquired	$190,962

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. The intangible assets and goodwill balances changed from that reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include Grupo Ibmec’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $59.3 million of acquired intangible assets, $34.7 million was assigned to Accreditations and $18.4 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of five years. The values and estimated useful lives by asset type are as follows (in thousands):

	December 15, 2015
	Value Assigned	Estimated Useful Life
Student Relationships	$4,360	5 years
Curriculum	1,821	5 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

NOTE 10: INTANGIBLE ASSETS

Intangible assets relate mainly to acquired business operations. These assets consist of the acquisition fair value of certain identifiable intangible assets acquired and goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Intangible assets consist of the following (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$12,657	$(8,324)	5 Years
Customer Relationships	42,900	(2,547)	10 Years
Non-compete Agreements	1,640	(1,226)	3 Years
Curriculum/Software	8,143	(2,206)	4 Years
Franchise Contracts	10,783	(1,148)	18 Years
Clinical Agreements	399	(93)	15 Years
Trade Names	1,163	(901)	10 Years
Proprietary Technology	500	(63)	4 Years
Total	$78,185	$(16,508)
Indefinite-lived Intangible Assets:
Trade Names	$110,048
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	98,718
Total	$359,851

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$14,530	$(7,150)
Customer Relationships	400	(170)
Non-compete Agreements	940	(799)
Curriculum/Software	4,038	(1,914)
Franchise Contracts	10,968	(863)
Clinical Agreements	406	(81)
Trade Names	1,183	(858)
Total	$32,465	$(11,835)
Indefinite-lived Intangible Assets:
Trade Names	$70,731
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	100,410
Total	$322,226

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$11,739	$(4,128)
Customer Relationships	400	(150)
Test Prep Relationships	808	(741)
Non-compete Agreements	940	(705)
Curriculum/Software	3,692	(1,587)
Outplacement Relationships	3,900	(1,894)
Franchise Contracts	8,861	(451)
Clinical Agreements	328	(55)
Trade Names	957	(645)
Total	$31,625	$(10,356)
Indefinite-lived Intangible Assets:
Trade Names	$63,667
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	60,700
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	81,380
Total	$336,632

Amortization expense for amortized intangible assets was $2.4 million and $5.7 million for the three and six months ended December 31, 2016, respectively, and $1.4 million and $2.6 million for the three and six months ended December 31, 2015, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

Fiscal Year	DeVry Brasil	Becker	Total
2017	$3,635	$7,482	$11,117
2018	2,912	6,501	9,413
2019	2,093	6,422	8,515
2020	1,474	4,671	6,145
2021	923	4,440	5,363
Thereafter	7,125	19,686	26,811

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

DeVry Group had six reporting units which contained goodwill as of the second quarter of fiscal year 2017. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill. In analyzing the results of operations and business conditions of all six reporting units as of December 31, 2016, it was determined that no triggering event had occurred during the first six months of fiscal year 2017 that would indicate the carrying value of a reporting unit had exceeded its fair value.

For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the seven reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. Based on its analysis, management has determined that, as of December 31, 2016, no triggering event had occurred during the first six months of fiscal year 2017 that would indicate the carrying value of an indefinite-lived intangible asset had exceeded its fair value.

These interim triggering event conclusions were based on the fact that the qualitative analysis of DeVry Group’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2016, except at the Carrington and DeVry University reporting units, and that no interim events or deviations from planned operating results occurred as of December 31, 2016, that would cause management to reassess these conclusions.

In regards to Carrington, the first six months of fiscal year 2017 revenue was in-line with and operating income was better than the fiscal year 2017 operating plan which was used in the May 31, 2016 impairment analysis; thus, management believes that no indicator of further impairment currently exists with this reporting unit. Should declines in student enrollment at Carrington result in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value and indefinite-lived intangible assets could be impaired. This could require a write-off of up to $20.2 million.

Although the DeVry University reporting unit experienced a 23.9% decline in revenue in the first six months of fiscal year 2017 as compared to the year-ago period, operating income was in-line with the operating plan which was used in the May 31, 2016 impairment analysis. This reporting unit is expected to meet planned positive operating results for fiscal year 2017. As a result, management did not believe business conditions had deteriorated such that it was more likely than not that the fair value of DeVry University was below carrying value for this reporting unit or its associated indefinite-lived intangible assets as of December 31, 2016. Based on the May 31, 2016 impairment review, DeVry University’s current and forecasted profitability is sufficient to maintain a fair value greater than its carrying value. The fair value of this reporting unit exceeded its carrying value by 6% as of the May 31, 2016 valuation date. DeVry University has been able to adjust operating expenses to offset in excess of 90% of the revenue declines experienced over the last two years. This has resulted in positive cash flows sufficient to produce a fair value in excess of the carrying value of this reporting unit. Management monitors enrollment and financial performance of the reporting unit. Should management not be able to adjust costs to offset future declines in student enrollment and revenue, resulting in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value, and goodwill and indefinite-lived intangible assets could be impaired. Also, regulatory changes and the outcome of legal or regulatory actions could have a material adverse effect on the financial condition, results of operations and cash flows of DeVry University and impose significant restrictions on the ability of DeVry University to operate. These scenarios could require a write-off of up to $23.8 million of indefinite-lived intangible assets and goodwill.

Operating income and cash flows at all other reporting units for the first six months of fiscal year 2017 were not materially different from the budgeted amounts used in the impairment analysis as of May 31, 2016. Full year operating results are also forecast to not materially differ from the full year operating plan. Thus, management does not believe any of the reporting units or their associated indefinite-lived intangible assets fair values would have declined enough to fall below the carrying values as of December 31, 2016.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At December 31, 2016, intangible assets from business combinations totaled $421.5 million and goodwill totaled $854.8 million. Together, these assets equaled approximately 55% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

	December 31,	June 30	December 31,
Reporting Unit	2016	2016	2015
AUC	$68,321	$68,321	$68,321
RUSM and RUSVM	237,173	237,173	237,173
Chamberlain	4,716	4,716	4,716
Carrington	-	-	5,811
DeVry Brasil	216,050	223,558	172,274
Becker	306,382	32,043	32,503
DeVry University	22,196	22,196	22,196
Total	$854,838	$588,007	$542,994

The table below summarizes goodwill balances by reporting segment (in thousands):

	December 31,	June 30,	December 31,
Reporting Segment	2016	2016	2015
Medical and Healthcare	$310,210	$310,210	$316,021
International and Professional Education	522,432	255,601	204,777
Business, Technology and Management	22,196	22,196	22,196
Total	$854,838	$588,007	$542,994

The table below summarizes the changes in the carrying amount of goodwill by segment (in thousands):

	Medical and Healthcare		International	Business,
		Accumulated	and	Technology
		Impairment	Professional	and
	Gross	Losses	Education	Management	Total
Balance at June 30, 2014	$495,927	$(86,933)	$88,689	$22,196	$519,879
Acquisitions	-	-	55,915	-	55,915
Foreign currency exchange rate changes	-	-	(23,465)	-	(23,465)
Balance at June 30, 2015	495,927	(86,933)	121,139	22,196	552,329
Acquisitions	-	-	104,613	-	104,613
Impairments	-	(92,973)	-	-	(92,973)
Foreign currency exchange rate changes	-	-	(20,975)	-	(20,975)
Balance at December 31, 2015	495,927	(179,906)	204,777	22,196	542,994
Purchase Accounting Adjustments	-	-	4,575	-	4,575
Acquisitions	-	-	11,394	-	11,394
Impairments	-	(5,811)	-	-	(5,811)
Foreign currency exchange rate changes	-	-	34,855	-	34,855
Balance at June 30, 2016	495,927	(185,717)	255,601	22,196	588,007
Purchase Accounting Adjustments	-	-	(3,122)	-	(3,122)
Acquisitions	-	-	274,620	-	274,620
Foreign currency exchange rate changes	-	-	(4,667)	-	(4,667)
Balance at December 31, 2016	$495,927	$(185,717)	$522,432	$22,196	$854,838

The increase in the goodwill balance from June 30, 2016 in the International and Professional Education segment is the result of the addition of $274.6 million with the acquisition of ACAMS. The increase was partially offset by a change in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil goodwill is recorded in local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

	December 31,	June 30,	December 31,
Reporting Segment	2016	2016	2015
Medical and Healthcare	$157,700	$157,700	$198,200
International and Professional Education	200,506	162,881	136,787
Business, Technology and Management	1,645	1,645	1,645
Total	$359,851	$322,226	$336,632

Total indefinite-lived intangible assets increased by $37.6 million from June 30, 2016. The increase is the result of the addition of $39.9 million with the acquisition of ACAMS. The increase was partially offset by a change in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 11: RESTRUCTURING CHARGES

During the second quarter and first six months of fiscal year 2017, DeVry Group recorded pre-tax restructuring charges primarily related to real estate consolidations of $5.1 million and $10.1 million, respectively. These restructuring charges were allocated to segment expense in the first six months of fiscal year 2017 as follows: $3.7 million to Medical and Healthcare, $4.0 million to Business, Technology and Management and $2.4 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15: Segment Information.”

During the second quarter and first six months of fiscal year 2016, DeVry Group recorded pre-tax restructuring charges related to real estate consolidations of $12.4 million and $31.2 million, respectively. Also during the first six months of fiscal year 2016, DeVry University implemented a reduction in force (“RIF”) which reduced DeVry University’s workforce by 187 total positions and resulted in pre-tax restructuring charges of $0.5 million and $5.8 million during the second quarter and first six months of fiscal year 2016, respectively. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment expense in the first six months of fiscal year 2016 as follows: $0.1 million to Medical and Healthcare and $36.9 million to Business, Technology and Management.

The following table summarizes the separation and restructuring plan activity for the fiscal years 2017 and 2016, for which cash payments are required (in millions):

Liability balance at June 30, 2015	$27.0
Increase in liability (separation and other charges)	67.5
Reduction in liability (payments and adjustments)	(46.3)
Liability balance at June 30, 2016	48.2
Increase in liability (separation and other charges)	5.8
Reduction in liability (payments and adjustments)	(16.0)
Liability balance at December 31, 2016	$38.0

Of this liability balance, $15.3 million is recorded as Accrued Expenses and $22.7 million is recorded as Deferred Rent and Other Liabilities on the Consolidated Balance Sheet at December 31, 2016. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to 8 years.

NOTE 12: INCOME TAXES

A tax benefit of $11.2 million was recorded in the second quarter of fiscal year 2017. This tax benefit was driven primarily from settlement costs of various regulatory authority litigation, and generated effective tax rates on income of -316.8% and -12.1% for the second quarter and first six months of fiscal year 2017, respectively. The effective tax rates excluding the settlement costs were 18.2% and 19.4% for the second quarter and first six months of fiscal year 2017, respectively, compared to 13.0% and 13.2% for the second quarter and first six months of fiscal year 2016, respectively. The tax rate increased due to an increase in earnings from U.S. operations, which are taxed at a higher rate than income from foreign operations, partially offset by an increase in earnings from foreign operations, which are taxed at lower rates than income from U.S. operations. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the U.S. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes, and under current laws, will not be subject to U.S. taxation. As of December 31, 2016, June 30, 2016 and December 31, 2015, cumulative undistributed earnings attributable to international operations were approximately $962 million, $891 million and $829 million, respectively.

NOTE 13: DEBT

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. On October 4, 2016, DeVry Group entered into a First Amendment to Credit Agreement (the “Credit Agreement Amendment”), which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. This increase was requested to accommodate the requirements of the negotiated settlement agreement with the U.S. Department of Education which requires DeVry University to post a letter of credit for $68.4 million (see “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies” for additional information regarding this settlement agreement). DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of December 31, 2016, DeVry Group borrowings under this agreement were $225 million with a weighted average interest rate of 2.73%. There were no outstanding borrowings under the revolving credit facility as of June 30, 2016 or December 31, 2015. Borrowings were made in the first quarter of fiscal year 2017 to fund the acquisition of ACAMS as discussed in “Note 9: Business Combinations.” Additional borrowings were made in the second quarter of fiscal year 2017 to fund the FTC settlement discussed in “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies.” There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. DeVry Group letters of credit outstanding under this agreement were $68.5 million as of December 31, 2016 and $0.1 million as of each of June 30, 2016 and December 31, 2015. As of December 31, 2016, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of December 31, 2016. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. DeVry Group was in compliance with the debt covenants as of December 31, 2016.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

DeVry Group also has liabilities recorded for deferred purchase price agreements with sellers related to the purchases of Faculdade Diferencial Integral (“Facid”), Faculdade Idea (“Faci”), Damasio, Grupo Ibmec and Facimp (see “Note 9: Business Combinations” for discussion of the Grupo Ibmec and Facimp acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

In April 2013, DeVry Group received a Civil Investigative Demand (a “CID”) issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The CID was issued in connection with an investigation into whether DeVry Group caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry Group’s Massachusetts students and required DeVry Group to answer interrogatories and to provide documents relating to periods on or after January 1, 2007. DeVry Group responded to the CID in May 2013. In July 2016, DeVry Group received a second CID from the Office requesting information regarding DeVry University advertising, admissions materials, placement rates, and credit/transferability agreements. DeVry Group is in the process of responding to the second CID.

On July 15, 2014, DeVry Group received a letter dated July 9, 2014, from the Office of the Attorney General of the State of New York (“NYAG”). The letter requested cooperation with the NYAG’s inquiry into whether recent television advertisements and website marketing regarding DeVry University may have violated federal and state laws prohibiting false advertising and deceptive practices. DeVry Group, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “DeVry Parties”) chose to resolve the NYAG inquiry by entering into an Assurance of Discontinuance (the “Assurance”) with the NYAG on January 27, 2017, without admitting or denying the allegations therein. Pursuant to the Assurance, the DeVry Parties agreed to pay $2.25 million for consumer restitution and $0.5 million in penalties, fees and costs. In addition, the DeVry Parties agreed that DeVry Group institutions marketing to New York consumers will maintain specific substantiation and present certain statistics as prescribed to support any future advertising regarding graduate outcomes and educational benefits, and will implement other agreed-upon compliance measures.

On August 28, 2015, DeVry University received a request from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”) for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates (the “Inquiry”). The stated purpose of the Inquiry was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”), based on a portion of the Inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations related to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). On October 13, 2016, DeVry University and the U.S. Department of Education (“ED”) reached a negotiated agreement to settle the January 2016 Notice (the “ED Settlement”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University (1) may no longer make representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980, including advertising regarding the cumulative graduate employment outcomes since 1975, (2) will maintain or undertake certain recordkeeping and compliance practices to support future representations regarding graduate employment rates and (3) will post a notice on its website and in its enrollment agreements regarding the Since 1975 Representation. The ED Settlement also provides that, except for Heightened Cash Monitoring 1 status, ED will not impose conditions on the timing of, or documentation requirements for, disbursement of aid due to matters relating to lack of substantiation for the Since 1975 Representation. As a result of the ED Settlement, DeVry University’s participation in the Title IV programs will be subject to provisional certification for five years and DeVry University will be required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Institutions under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

On January 27, 2016, the Federal Trade Commission (“FTC”) filed a civil complaint (the “FTC lawsuit”) against the DeVry Parties in the United States District Court for the Central District of California alleging that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act. The parties settled the FTC lawsuit by stipulation, which was entered by the district court as a Stipulated Order for Permanent Injunction and Monetary Judgment (the “Order”) on December 19, 2016. Pursuant to the Order, the DeVry Parties paid $49.4 million to the FTC to be distributed at the sole discretion of the FTC; forgave $30.4 million of institutional loans issued before September 30, 2015; and forgave outstanding DeVry University accounts receivable balances of $20.2 million for former students. The Order also requires DeVry Group institutions marketing to U.S. consumers to maintain specific substantiation to support any future advertising regarding graduate outcomes and educational benefits, and to implement training and other agreed-upon compliance measures.

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against DeVry Group, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased DeVry Group common stock between February 4, 2011 and January 27, 2016. Citing the FTC lawsuit and the ED January 2016 Notice, the plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these false or misleading statements about DeVry University graduate outcomes, plaintiff alleges, defendants overstated DeVry Group’s growth, revenue and earnings potential and made false or misleading statements about DeVry Group’s business, operations and prospects. The plaintiff alleges direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act. The plaintiff seeks monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers and URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC seeks to represent a putative class of persons who purchased DeVry Group common stock between August 26, 2011 and January 27, 2016 and names an additional individual defendant, Patrick J. Unzicker. Like the original complaint, the SAC asserts claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC.

On or about June 21, 2016, T’Lani Robinson and Robby Brown filed an arbitration demand with the American Arbitration Association in Chicago, seeking to represent a putative class of students who received a DeVry University education from January 1, 2008 until April 8, 2016 (“Putative Class Period”). Following DeVry Group’s filing of a declaratory judgment action in the United States District Court for the Northern District of Illinois seeking, among other things, an order declaring that federal court is the appropriate venue for this putative class action, on September 12, 2016, Robinson and Brown voluntarily withdrew their demand for arbitration. On September 20, 2016, Robinson and Brown answered the declaratory judgement action and filed a putative class action counterclaim, individually and on behalf of others similarly situated, against DeVry Group Inc., DeVry University, Inc., and DeVry/New York, Inc. in the United States District Court for the Northern District of Illinois. The counterclaim asserted causes of action for breach of contract, misrepresentation, concealment, negligence, violations of the Illinois Uniform Deceptive Trade Practices Act, the Illinois Consumer Fraud and Deceptive Trade Practices Act, and the Illinois Private Business and Vocational Schools Act, conversion, unjust enrichment, and declaratory relief. The plaintiffs sought monetary, declaratory, injunctive, and other unspecified relief. On November 4, 2016, following a stipulated dismissal of the declaratory action, the DeVry Parties moved to dismiss the counterclaim after which plaintiffs voluntarily withdrew it. On December 2, 2016, Robinson and Brown filed an amended complaint adding two additional named plaintiffs. The amended complaint purports to assert nationwide class claims under the above-referenced Illinois statutes and common law theories on behalf of those who, during the Putative Class Period, (i) enrolled in DeVry University; (ii) financed their education with DeVry University with direct loans administered by ED; or (iii) entered into an enrollment agreement with DeVry University and otherwise paid for a DeVry University education. The amended complaint also seeks to represent a fourth class of individuals residing in, or enrolled in a DeVry University campus located in, California during the Putative Class Period bringing claims under the California Business and Profession Code. In addition to the claims previously asserted as described above, the amended complaint adds a claim for breach of fiduciary duty owed students in administering Title IV funds. The DeVry Parties moved to dismiss the amended complaint on January 13, 2017.

On October 14, 2016, a putative class action lawsuit was filed by Debbie Petrizzo and five other former DeVry University students, individually and on behalf of others similarly situated, against the DeVry Parties in the United States District Court for the Northern District of Illinois (the “Petrizzo Case”). The complaint was filed on behalf of a putative class of persons consisting of those who enrolled in and/or attended classes at DeVry University from at least 2002 through the present and who were unable to find employment within their chosen field of study within six months of graduation. Citing the FTC lawsuit, the plaintiffs claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserted claims for unjust enrichment and violations of six different states’ consumer fraud, unlawful trade practices, and consumer protection laws. The plaintiffs sought monetary, declaratory, injunctive, and other unspecified relief.

On October 28, 2016, a putative class action lawsuit was filed by Jairo Jara and eleven others, individually and on behalf of others similarly situated, against the DeVry Parties in the United States District Court for the Northern District of Illinois (the “Jara Case”). The individual plaintiffs claim to have graduated from DeVry University in 2001 or later and sought to proceed on behalf of a putative class of persons consisting of those who obtained a degree from DeVry University and who were unable to find employment within their chosen field of study within six months of graduation. Citing the FTC lawsuit, the plaintiffs claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserted claims for unjust enrichment and violations of ten different states’ consumer fraud, unlawful trade practices, and consumer protection laws. The plaintiffs sought monetary, declaratory, injunctive, and other unspecified relief.

By Order dated November 28, 2016, the district court ordered the Petrizzo and Jara Cases be consolidated under the Petrizzo caption for all further purposes. On December 5, 2016, plaintiffs filed an amended consolidated complaint on behalf of 38 individual plaintiffs and others similarly situated. The amended consolidated complaint seeks to bring claims on behalf of the named individuals and a putative nationwide class of individuals for unjust enrichment and alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Private Businesses and Vocational Schools Act of 2012. In additional, it purports to assert causes of action on behalf of certain of the named individuals and 15 individual state-specific putative classes for alleged violations of 15 different states’ consumer fraud, unlawful trade practices, and consumer protection laws. Finally, it seeks to bring individual claims under Georgia state law on behalf of certain named plaintiffs. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief.

On January 17, 2017, Harriet Myers filed a complaint derivatively on behalf of DeVry Education Group Inc. in the United States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Timothy J. Wiggins, Richard M. Gunst, Patrick J. Unzicker, Christopher B. Begley, David S. Brown, Lisa W. Wardell, Ann Weaver Hart, Lyle Logan, Alan G. Merten, Fernando Ruiz, Ronald L. Taylor and James D. White. DeVry Education Group Inc. was named as a nominal defendant only. Citing the FTC lawsuit and settlement, the January 2016 Notice and ED settlement, and the allegations in the lawsuit filed by the Pension Trust Fund for Operating Engineers, each referenced above, the plaintiff alleges that the individual defendants have breached their fiduciary duties and violated federal securities law since at least 2011. The plaintiff asserts that the individual defendants permitted DeVry Education Group Inc. to engage in unlawful conduct, failed to correct misconduct or prevent its recurrence, and failed to ensure the accurate dissemination of information to shareholders. The complaint attempts to state three claims: (i) breach of fiduciary duty by all named defendants for allegedly allowing the illegal conduct to occur, (ii) unjust enrichment by all individual defendants in the receipt of compensation, and (iii) violation of Section 14(a) by failing to disclose the alleged illegal scheme in proxy statements and falsely stating that compensation was based on “pay for performance” where those performance results were allegedly false. Plaintiff seeks on behalf of DeVry Education Group Inc. monetary, injunctive and other unspecified relief.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry Group’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before special charges, noncontrolling interest, income taxes and interest. Interest and certain home office related expenses are reconciling items in arriving at consolidated income (loss) before income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable Home Office and Other assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as Home Office and Other assets. The accounting policies of the segments are the same as those described in “Note 4: Summary of Significant Accounting Policies.”

Following is a tabulation of business segment information based on the segmentation for the three and six months ended December 31, 2016 and 2015. Home Office and Other information is included where it is needed to reconcile segment data to the Consolidated Financial Statements (in thousands).

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Medical and Healthcare	$233,855	$234,374	$470,609	$458,358
International and Professional Education	100,752	62,403	193,722	121,076
Business, Technology and Management	122,395	160,212	243,285	319,678
Intersegment Revenue and Other	(652)	(786)	(1,374)	(1,497)
Total Consolidated Revenue	$456,350	$456,203	$906,242	$897,615
Operating Income (Loss):
Medical and Healthcare	$45,872	$(56,941)	$87,714	$(22,688)
International and Professional Education	13,616	7,846	17,697	9,884
Business, Technology and Management (1)	600	(4,362)	(7,385)	(29,611)
Home Office and Other (1)	(55,242)	(2,920)	(60,073)	(5,717)
Total Consolidated Operating Income (Loss)	$4,846	$(56,377)	$37,953	$(48,132)
Interest:
Interest Income	$993	$240	$2,051	$367
Interest Expense	(2,300)	(1,847)	(4,415)	(4,173)
Net Interest Expense	(1,307)	(1,607)	(2,364)	(3,806)
Total Consolidated Income (Loss) Before Income
Taxes	$3,539	$(57,984)	$35,589	$(51,938)
Segment Assets:
Medical and Healthcare	$932,085	$914,206	$932,085	$914,206
International and Professional Education	1,041,764	537,397	1,041,764	537,397
Business, Technology and Management	213,431	355,113	213,431	355,113
Home Office and Other (2)	114,153	85,824	114,153	85,824
Total Consolidated Assets	$2,301,433	$1,892,540	$2,301,433	$1,892,540
Additions to Long-Lived Assets:
Medical and Healthcare	$4,100	$7,813	$8,610	$18,481
International and Professional Education	2,828	183,499	371,271	189,160
Business, Technology and Management	845	3,346	1,635	6,529
Home Office and Other	1,315	4,346	2,542	7,587
Total Consolidated Additions to Long-Lived Assets	$9,088	$199,004	$384,058	$221,757
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$9,088	$18,295	$20,406	$41,048
Increase in Capital Assets from Acquisitions	-	13,487	4,913	13,487
Increase in Intangible Assets and Goodwill	-	167,222	358,739	167,222
Total Increase in Consolidated Long-Lived Assets	$9,088	$199,004	$384,058	$221,757
Depreciation Expense:
Medical and Healthcare	$7,921	$8,046	$15,590	$15,980
International and Professional Education	2,349	1,312	4,457	2,746
Business, Technology and Management	4,761	7,156	9,524	14,465
Home Office and Other	3,060	3,179	5,996	6,179
Total Consolidated Depreciation	$18,091	$19,693	$35,567	$39,370
Intangible Asset Amortization Expense:
Medical and Healthcare	$-	$65	$-	$125
International and Professional Education	2,432	1,313	5,695	2,425
Total Consolidated Amortization	$2,432	$1,378	$5,695	$2,550

(1) Business, Technology and Management and Home Office and Other Operating Income (Loss) includes $4.1 million and $52.2 million in charges, respectively, in the three and six months ended December 31, 2016 for regulatory settlements as described in "Note 3: Regulatory Settlements."

(2) Home Office and Other Segment Assets in fiscal year 2016 have been revised to reflect the reclassification of deferred tax assets and liabilities related to adoption of ASU No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes."

DeVry Group conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the three-month and six-month periods ended December 31, 2016 and 2015. Revenue and long-lived assets by geographic area are as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Revenue from Unaffiliated Customers:
Domestic Operations	$293,588	$321,729	$595,620	$645,725
International Operations:
Dominica, St. Kitts and St. Maarten	88,542	91,851	176,846	174,700
Brazil	73,387	40,089	131,627	73,342
Other	833	2,534	2,149	3,848
Total International	162,762	134,474	310,622	251,890
Total Consolidated Revenue	$456,350	$456,203	$906,242	$897,615
Long-Lived Assets:
Domestic Operations	$265,549	$338,048	$265,549	$338,048
International Operations:
Dominica, St. Kitts and St. Maarten	190,796	185,605	190,796	185,605
Brazil	111,096	84,019	111,096	84,019
Other	3,575	57	3,575	57
Total International	305,467	269,681	305,467	269,681
Total Consolidated Long-Lived Assets	$571,016	$607,729	$571,016	$607,729

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry Group’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Group or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry Group’s results are described throughout this report, including those in Part I, “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements, in Part II, “Item 1 – Legal Proceedings,” in Part II, “Item 1A – Risk Factors,” and in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on August 25, 2016, including, without limitation, in Part I, “Item 1A – Risk Factors” and in the subsections of “Item 1 – Business” entitled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Career Services,” “Seasonality” and “Employees.”

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

OVERVIEW

During the second quarter of fiscal year 2017, DeVry Group’s revenue was flat and net income increased as compared to the year-ago quarter. Revenue in the Business, Technology and Management segment declined in the second quarter, which was offset by revenue growth in the International and Professional Education segment. Operational and financial highlights for the second quarter and first six months of fiscal year 2017 include:

•	Chamberlain College of Nursing (“Chamberlain”) revenue grew by 7.8% as compared to the year-ago quarter. For the November 2016 session, total student enrollment at Chamberlain increased 10.2% to 28,268 students as compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations.

•	In the second quarter of fiscal year 2017, DeVry University reached a settlement agreement with the U.S. Department of Education (“ED”) regarding its January 27, 2016 Notice of Intent to Limit (“Notice”). The Notice related narrowly to a specific graduate employment statistic previously used by DeVry University, calculated since 1975. The settlement includes, among other things, an agreement to no longer use the statistic in question or to make any other representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980. DeVry University will also refrain from making any future graduate employment representations without possessing graduate-specific information, and, for five years after the effective date of the settlement, to post a letter of credit with ED equal to 10% of DeVry University’s annual Title IV disbursement. A $68.4 million letter of credit was posted in the second quarter of fiscal year 2017 in relation to this requirement. Also, as a result of the settlement agreement, DeVry University’s participation in Title IV programs will be under provisional certification. The settlement in no way hinders DeVry University’s ability to serve current or future students. DeVry University resolved the Notice in full cooperation with ED. The settlement allows DeVry University to continue communicating its strong student outcomes, while providing assurances regarding the extent of its graduate employment data.

•	DeVry Group recorded pre-tax charges of $56.3 million in the second quarter of fiscal year 2017 related to the settlement of litigation brought by the Federal Trade Commission (“FTC”) and an inquiry made by the Office of the Attorney General of the State of New York (“NYAG”) regarding DeVry University’s use of employment statistics in former advertising and potential violation of federal and state laws prohibiting false advertising and deceptive practices. DeVry Group chose to settle the FTC and NYAG claims without admitting or denying the allegations therein. Student services and access to federal student loans are not impacted by the settlement agreements, and at no time has the academic quality of a DeVry University education been questioned in these matters.

•	DeVry Group recorded the DeVry University and Carrington College (“Carrington”) shared campus in Pomona, California as “Assets Held for Sale” on the Consolidated Balance Sheet as of December 31, 2016. A pre-tax loss of $4.8 million was recorded in the second quarter of fiscal year 2017 related to the write-down of the Pomona campus to its fair market value.

•	DeVry Group recorded pre-tax restructuring charges of $5.1 million in the second quarter of fiscal year 2017 primarily related to real estate consolidations. During the remainder of fiscal year 2017, DeVry Group expects to continue cost reduction efforts which would result in additional restructuring charges.

•	DeVry Group continued its ninth share repurchase program by repurchasing a total of 306,106 shares of its common stock at an average cost of $26.55 per share during the second quarter of fiscal year 2017. The DeVry Group Board of Directors approved the ninth share repurchase program in December 2015, authorizing DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017.

•	DeVry Group generated $34.9 million of operating cash flow during the first six months of fiscal year 2017. As of December 31, 2016, cash and cash equivalents totaled $199.9 million and outstanding borrowings totaled $225 million.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the second quarter and first six months of fiscal year 2017, DeVry Group recorded special charges related to the following:

•	Restructuring charges primarily related to real estate consolidations at DeVry University, Carrington and DeVry Group’s home office in order to align its cost structure with enrollments.
•	Charges arising from the settlement agreements with the FTC and NYAG.
•	A charge related to an asset fair value write-down of its Pomona, California campus.

During the second quarter and first six months of fiscal year 2016, DeVry Group recorded special charges related to the following:

•	Restructuring charges related to workforce reductions and real estate consolidations at DeVry University and real estate consolidations at Carrington in order to align its cost structure with enrollments.
•	An asset impairment charge related to the write-down of Carrington's intangible assets and goodwill.

The following table illustrates the effects of the special charges on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these special items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the special nature of the restructuring charges, regulatory settlements, loss on assets held for sale and an asset impairment charge. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share amounts):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Net Income (Loss)	$14,413	$(50,587)	$39,565	$(45,122)
Earnings (Loss) per Share (diluted-2016, basic-2015)	$0.23	$(0.79)	$0.62	$(0.70)
Restructuring Expense	$5,050	$12,923	$10,097	$36,997
Effect on Earnings per Share (diluted)	$0.08	$0.20	$0.16	$0.57
Regulatory Settlements	$56,252	$-	$56,252	$-
Effect on Earnings per Share (diluted)	$0.88	$-	$0.88	$-
Loss on Assets Held for Sale	$4,764	$-	$4,764	$-
Effect on Earnings per Share (diluted)	$0.07	$-	$0.08	$-
Asset Impairment Charge	$-	$99,473	$-	$99,473
Effect on Earnings per Share (diluted)	$-	$1.54	$-	$1.54
Income Tax Impact on Non-GAAP Adjustments (1)	$(25,823)	$(17,832)	$(27,258)	$(22,894)
Effect on Earnings per Share (diluted)	$(0.41)	$(0.27)	$(0.43)	$(0.35)
Net Income Excluding Restructuring Expense, Regulatory
Settlements, Loss on Assets Held for Sale and Asset
Impairment Charge, net of tax	$54,656	$43,977	$83,420	$68,454
Earnings per Share Excluding Restructuring Expense,
Regulatory Settlements, Loss on Assets Held for Sale and Asset Impairment Charge (diluted)	$0.85	$0.68	$1.31	$1.06
Shares used in EPS calculation
Basic	NA	64,252	NA	64,272
Diluted	64,028	64,654	63,871	64,617

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	52.5%	52.8%	54.1%	54.2%
Student Services and Administrative Expense	31.9%	34.9%	33.8%	36.0%
Restructuring Expense	1.1%	2.8%	1.1%	4.1%
Regulatory Settlements	12.3%	0.0%	6.2%	0.0%
Loss on Assets Held for Sale	1.0%	0.0%	0.5%	0.0%
Asset Impairment Charge	0.0%	21.8%	0.0%	11.1%
Total Operating Cost and Expense	98.9%	112.4%	95.8%	105.4%
Operating Income (Loss)	1.1%	(12.4)%	4.2%	(5.4)%
Net Interest Expense	(0.3)%	(0.4)%	(0.3)%	(0.4)%
Income (Loss) Before Income Taxes	0.8%	(12.7)%	3.9%	(5.8)%
Income Tax Benefit	2.5%	1.6%	0.5%	0.8%
Net Income (Loss)	3.2%	(11.1)%	4.4%	(5.0)%
Net Income Attributable to Noncontrolling Interest	(0.1)%	(0.0)%	(0.0)%	(0.0)%
Net Income (Loss) Attributable to DeVry Education Group	3.2%	(11.1)%	4.4%	(5.0)%

REVENUE

Total consolidated revenue for the second quarter of fiscal year 2017 of $456.4 million increased $0.1 million as compared to the year-ago quarter. For the first six months of fiscal year 2017, total consolidated revenue increased $8.6 million or 1.0% to $906.2 million, as compared to the year-ago period. Included in the second quarter and first six months of fiscal year 2017 revenue is $31.0 million and $60.5 million, respectively, related to the fiscal year 2017 acquisition of Association of Anti-Money Laundering Specialists (“ACAMS”) and acquisitions at DeVry Educacional do Brasil (“DeVry Brasil”) of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) which occurred late in the second quarter of fiscal year 2016 and Faculdade de Imperatriz (“Facimp”) which occurred in the fourth quarter of fiscal year 2016. Excluding the effect of the increase in value of the Brazilian Real as compared to the U.S dollar of $7.2 million and $11.7 million, total consolidated revenue decreased 1.5% and 0.3%, as compared to the year-ago quarter and six-month period, respectively. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period as compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis, revenue declines in the second quarter and first six months of fiscal year 2017 were driven by revenue declines at DeVry University of 23.6% and 23.9%, as compared to the year-ago quarter and six-month period, respectively, driven by a decline in total student enrollment. Within the Medical and Healthcare segment, revenue declined 0.2% in the second quarter of fiscal year 2017, as compared to the year-ago quarter, driven by declines in student enrollment at Carrington and DeVry Medical International (“DMI”), which offset enrollment increases at Chamberlain, but revenue rose by 2.7% for the first six months of fiscal year 2017, as compared to the year-ago period, driven by growth in total student enrollment at Chamberlain and tuition price increases at DMI. Revenue also rose within the International and Professional Education segment on a constant currency basis, including the acquisitions noted above, by 49.9% and 50.4%, as compared to the year-ago quarter and six-month period, respectively, which partially offset the revenue declines in the other segments. Revenue results by segment are discussed in more detail in the sections below.

Management expects that for the third quarter of fiscal year 2017, revenue will be down 3 to 4 percent as compared to the third quarter of fiscal year 2016. For the full fiscal year 2017, revenue is expected to be flat to down approximately 1 percent compared to the prior fiscal year. Revenue growth within the International and Professional Education and Medical and Healthcare segments along with the expected higher value compared to the prior year of the Brazilian Real as compared to the U.S. dollar are expected to be offset by DeVry University’s continuing planned revenue declines resulting from the impact of lower new and total student enrollments.

Medical and Healthcare

Medical and Healthcare segment revenue decreased 0.2% to $233.9 million in the second quarter and increased 2.7% to $470.6 million for the first six months of fiscal year 2017, as compared to the year-ago periods. Revenue at Carrington declined by 14.1% and 10.9% in the second quarter and first six months of fiscal year 2017, respectively, as compared to the year-ago periods, primarily the result of lower enrollment. Revenue also declined by 3.6% at DMI in the second quarter, compared to the year-ago quarter, primarily as the result of lower enrollment, but increased 1.2% for the first six months of fiscal year 2017, compared to the year-ago period, primarily as the result of tuition price increases. Higher student enrollment was the primary driver of revenue increases at Chamberlain of 7.8% and 9.1% for the second quarter and first six months, respectively, as compared to the year-ago periods. Key trends for DMI, Chamberlain and Carrington enrollment are set forth below. See the discussion following enrollment information for explanation of the trends.

DeVry Medical International

DeVry Medical International Student Enrollment:

	Fiscal Year 2017		Fiscal Year 2016
Term	Sept. 2016	Jan. 2017	Sept. 2015	Jan. 2016	May 2016
New Students	806	462	991	518	535
% Change from Prior Year	(18.7)%	(10.8)%	17.7%	(7.5)%	(13.3)%
Total Students	6,168	5,863	6,546	6,374	5,850
% Change from Prior Year	(5.8)%	(8.0)%	2.2%	3.7%	(2.1)%

DMI revenue decreased 3.6% for the second quarter of fiscal year 2017, as compared to the year-ago quarter, driven primarily by enrollment declines at American University of the Caribbean (“AUC”) and Ross University of School Medicine (“RUSM”), partially offset by tuition price increases at AUC and RUSM, and enrollment increases at Ross University School of Veterinary Medicine (“RUSVM”). DMI revenue for the first six months of fiscal year 2017 increased 1.2%, as compared to the year-ago period, driven primarily by tuition price increases and enrollment increases at RUSVM and an increase in clinical weeks delivered at AUC, partially offset by lower enrollment at AUC and RUSM. Consolidated DMI new and total student enrollment in the May 2016 semester, which contributed revenue for the first two months of fiscal year 2017, decreased 13.3% and 2.1%, respectively, from the May 2015 semester. In the September 2016 semester, new student enrollment decreased 18.7% and total student enrollment decreased 5.8% from the September 2015 semester. The enrollment declines were primarily the result of increased competition. Management is reviewing alternatives for differentiating DMI from the competition and improving the effectiveness of marketing strategies, including restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year.

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

Chamberlain College of Nursing

Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017
New Students	2,144	5,003	2,660	4,185
% Change from Prior Year	(1.7)%	1.2%	3.2%	(3.0)%
Total Students	25,229	28,781	28,268	29,789
% Change from Prior Year	15.9%	11.5%	10.2%	6.6%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	2,180	4,942	2,577	4,316	2,429	3,635
% Change from Prior Year	5.5%	27.9%	20.6%	16.6%	12.1%	13.4%
Total Students	21,760	25,802	25,654	27,938	27,694	27,406
% Change from Prior Year	23.6%	23.3%	23.3%	21.2%	19.8%	18.9%

Chamberlain revenue increased 7.8% and 9.1% for the second quarter and first six months of fiscal year 2017, respectively, as compared to the year-ago periods, driven primarily by enrollment increases. The recent session new student enrollment trend is the result of increased competition, enrollment caps at some newer Chamberlain locations and management’s continuation of enrollment limits in the Family Nurse Practitioner (“FNP”) program. Beginning with the January 2017 session, Chamberlain is lifting these self-imposed enrollment limits on the FNP program which is expected to have a positive impact on new student enrollment. Also negatively impacting revenue growth in the current fiscal year was a change in the BSN curriculum which reduced the number of credit hours students are required for graduation. This was done to align with requirements in several states.

Chamberlain has been notified by the Texas Board of Nursing (“TBN”) that effective January 19, 2017, the Chamberlain campus in Houston, Texas will be placed on conditional approval as a result of falling below the state required first time pass rate of Chamberlain Houston graduates on the National Council of Nursing Licensure Exam (“NCLEX”). Conditional status prohibits the campus from admitting new students to its program through September 2017. Management is confident that it will be able to increase and maintain NCLEX scores above the threshold by September 30, 2017, and that the TBN will allow Chamberlain to return to full approval in October 2017. Average total enrollment at this campus in fiscal year 2017 is 412 students which represents less than 5 percent of total Chamberlain campus-based enrollment for fiscal year 2017. This change in status does not affect the other two Chamberlain campuses in Texas.

Chamberlain currently operates 20 campuses in 14 states and was recently granted initial approval to construct a campus in New Orleans, Louisiana. After obtaining site approval, we anticipate a campus opening in September 2018. Chamberlain will focus on further strengthening programs and resources in a competitive environment. Management believes Chamberlain remains well-positioned to support the high demand for nursing well into the future.

Tuition Rates:

•	Effective for sessions beginning in May 2016, tuition is $675 per credit hour for students enrolling in the Chamberlain Bachelor of Science in Nursing (“BSN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate represents a 1.5% increase over the prior year. This amount does not include the cost of supplies, transportation and living expenses; books are included.

•	Effective for sessions beginning in May 2016, tuition is $590 per credit hour for students enrolled in the Chamberlain Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree option. Tuition for students enrolled in the online Master of Science in Nursing (“MSN”) program is $650 per credit hour. The online Doctor of Nursing Practice (“DNP”) program is offered at $750 per credit hour. All of these tuition rates are unchanged from the prior year.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2017
Term	Sept. 2016	Dec. 2016
New Students	2,338	1,437
% Change from Prior Year	(9.5)%	(22.7)%
Total Students	6,638	5,910
% Change from Prior Year	(12.2)%	(18.0)%

	Fiscal Year 2016
Term	Sept. 2015	Dec. 2015	Mar. 2016	June 2016
New Students	2,584	1,858	2,058	1,681
% Change from Prior Year	(1.5)%	(4.8)%	(5.9)%	(39.3)%
Total Students	7,560	7,211	7,181	6,466
% Change from Prior Year	(1.0)%	(3.1)%	(6.0)%	(13.9)%

Carrington revenue decreased 14.1% and 10.9% for the second quarter and first six months of fiscal year 2017, respectively, as compared to the year-ago periods, driven by declining enrollment. Enrollment declines are the result of changing demand for career education given low unemployment and rising wages. To improve enrollment results, management is focused on bringing relevant programs to serve areas of the workforce where supply and demand imbalances exist.

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

International and Professional Education

International and Professional Education segment revenue increased 61.5% to $100.8 million in the second quarter and increased 60.0% to $193.7 million for the first six months of fiscal year 2017, as compared to the year-ago periods. Included in the second quarter and first six months of fiscal year 2017 revenue is $31.0 million and $60.5 million, respectively, related to the fiscal year 2017 acquisition of ACAMS, the late second quarter of fiscal year 2016 acquisition of Grupo Ibmec and the fourth quarter of fiscal year 2016 acquisition of Facimp. The increase in value of the Brazilian Real as compared to the U.S. dollar increased reported revenue for the second quarter and first six months of fiscal year 2017 by $7.2 million and $11.7 million, respectively, as compared to the year-ago periods. DeVry Brasil revenue increased 83.1% and 79.5% for the second quarter and first six months of fiscal year 2017, respectively, as compared to the year-ago periods, and on a constant currency basis, increased by 65.1% and 63.6% in the second quarter and first six months of fiscal year 2017, respectively, as compared to the year-ago periods. The fiscal year 2016 acquisitions of Grupo Ibmec and Facimp contributed approximately 90% of the revenue growth at DeVry Brasil in the second quarter and first six months of fiscal year 2017, as compared to the year-ago periods. Revenue at Becker Professional Education (“Becker”) increased 22.6% and 30.1% in the second quarter and first six months of fiscal year 2017, respectively, as compared to the year-ago periods. The first quarter of fiscal year 2017 acquisition of ACAMS accounted for all of the revenue growth at Becker. Excluding ACAMS, revenue at Becker decreased 11.6% and 9.0% in the second quarter and first six months of fiscal year 2017, respectively, as compared to the year-ago periods. The decrease is driven by a decline in the number of CPA Exam candidates taking the Becker review course compared to the prior year.

Brazil’s economy continues to present challenges for enrollment growth and is creating pricing pressures in the education sector. DeVry Brasil’s new student enrollment has been negatively impacted by these conditions as well as reductions in the “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) program. Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, DeVry Brasil’s ability to grow its student enrollment may be further impacted.

Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil Student Enrollment:

	Fiscal Year 2017	Fiscal Year 2016
Term	Sept. 2016	Sept. 2015	Mar. 2016
New Students	15,892	14,399	24,768
% Change over Prior Year	10.4%	176.0%	26.4%
Total Students	76,862	57,819	79,280
% Change over Prior Year	32.9%	72.1%	35.0%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damásio Educacional (“Damasio”). The acquisitions of Grupo Ibmec and Facimp, which occurred in the second and fourth quarters of fiscal year 2016, respectively, added 3,322 new student enrollments and 16,688 total student enrollment to the September 2016 semester totals. Excluding the effect of these acquisitions, new enrollment decreased 12.7% and total enrollment increased 4.1% in the September 2016 semester, as compared to the year-ago semester. The acquisition of Grupo Ibmec added 4,364 new student enrollments and 16,348 total student enrollments to the March 2016 semester totals. Excluding the effect of this acquisition, new enrollment increased 4.2% and total enrollment increased 7.2% in the March 2016 semester, as compared to the year-ago semester. Acquisitions occurring after the first quarter of fiscal year 2015, added 9,444 new student enrollments and 22,249 total student enrollments to the September 2015 semester totals. Excluding the effect of these acquisitions, new enrollment decreased 5.0% and total enrollment increased 5.9% in the September 2015 semester, as compared to the September 2014 semester.

DeVry Brasil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”) which may impose limits on the number of students who can be enrolled in its programs. Previous restrictions at Faculdade Área1 (“ÁREA1”) were removed in September 2015. There are currently no restrictions on any DeVry Brasil institutions or programs.

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As of June 30, 2016, approximately 31% of DeVry Brasil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 29% of DeVry Brasil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts, decreasing the monthly maximum family income limits that students’ families must not exceed in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%. In calendar year 2016, MEC increased the maximum family income limit that students’ families must not exceed to qualify for loans from 2.5 to 3 times the minimum wage.

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

Business, Technology and Management

Revenue in the Business, Technology and Management segment, which is composed solely of DeVry University, decreased 23.6% to $122.4 million in the second quarter and decreased 23.9% to $243.3 million for the first six months of fiscal year 2017, as compared to the year-ago periods, as a result of a decline in student enrollment as DeVry University repositions itself to stabilize enrollment. Enrollment declines are expected to continue for the remainder of fiscal year 2017, which will result in lower revenue. Increased discounting and use of scholarships have also contributed to the decline in revenue. Key trends in revenue, enrollment and tuition pricing are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017
New Students	2,953	3,432	3,092	2,528
% Change over Prior Year	(26.2)%	(14.3)%	7.2%	(16.7)%
Total Students	24,213	24,540	24,015	22,994
% Change over Prior Year	(22.6)%	(22.9)%	(20.3)%	(21.6)%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	4,000	4,006	2,883	3,036	2,970	2,982
% Change over Prior Year	(18.6)%	(24.0)%	(31.4)%	(29.1)%	(28.5)%	(21.9)%
Total Students	31,293	31,843	30,132	29,313	28,069	26,492
% Change over Prior Year	(15.9)%	(20.1)%	(21.2)%	(22.7)%	(22.4)%	(23.3)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017
Total Coursetakers	9,742	10,146	9,589	9,553
% Change from Prior Year	(19.4)%	(21.6)%	(23.1)%	(22.8)%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
Total Coursetakers	12,084	12,937	12,463	12,368	11,699	10,810
% Change from Prior Year	(12.7)%	(16.7)%	(17.7)%	(18.1)%	(20.1)%	(21.7)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

DeVry University new undergraduate student enrollment increased 7.2% for the November 2016 session as compared to the same session last year. This increase was principally the result of former students of ITT Educational Services enrolling in DeVry University programs after it ceased operations. For the January 2017 session, new undergraduate student enrollment declined 16.7% as compared to the same session last year.

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

Management believes the decreases in undergraduate and graduate enrollment and the resulting continued decline in revenue have been due to several factors which have resulted in a reduction in interest and lower demand for DeVry University’s programs, including the following:

•	Heightened competition from both public and private-sector education providers. Management believes heightened competition at the local level has increased, as traditional four-year colleges are targeting adult students, DeVry University’s largest student segment, to a much greater extent. In addition, public-sector and independent colleges are taking share from national competitors.

•	Our competitors offer programs and degrees at a lower price than DeVry University. While students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than many of its public and private-sector competitors. This has resulted in increasing pricing pressure which hinders revenue growth. DeVry University has not raised it’s per credit hour tuition since July 2012 and does not anticipate having the ability to raise prices in the near-term.

•	Regulatory and other legal actions and the claims contained in these actions may have diminished DeVry University’s reputation in the education sector. These actions and the resulting negative publicity may have decreased interest by potential students. Management believes the settlement of the FTC litigation and our denying of all wrongdoing should enable DeVry University to alleviate potential student concerns; however, we cannot quantify how this may affect future enrollment.

•	The regulatory environment in which DeVry University currently operates and the national attention on the for-profit education industry, including the failure of several high profile competitors, hinders our ability to attract new students which is expected to continue into the foreseeable future.

•	The state of the general economic environment has had an impact on price sensitivity and the ability and willingness of students to incur debt to finance their education. Also, during periods when unemployment rates decline or remain stable, as in recent years, prospective students have more employment options and may forgo or delay obtaining a postsecondary education.

New student enrollment declines will continue to drive down total student enrollment which will result in revenue declines on the magnitude of the percentage declines in total students. To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy, which includes both near-term actions to stabilize enrollments and sustain positive economics and longer-term investments to increase competitiveness and differentiation. Management’s plans include attracting additional new students and improving the persistence of existing students. Over the long-term, management’s goal is to transform DeVry University by improving the student experience and programs, addressing affordability and improving awareness of the university’s programs. Management expects to accomplish this with more efficient marketing, launching new, flexible programs, creating shorter programs, creating certificate programs, deploying a new student-centric scheduling system, optimizing the pricing structure and the use of scholarships, and increasing focus on corporate and employer relationships. Indicative of our efforts to improve enrollment is the launch of the “DeVry Tech” initiative in January 2017. This initiative infuses a foundation of technology skills, or “Tech Path,” into all of DeVry University program offerings. Whether a student is taking a healthcare program, a business program or a technology program, they will graduate with not only an expertise in their chosen major, but also a strong foundation of technology skills that will help them bring together people, processes, data and devices to help solve business problems for their employer. Management believes this approach will further establish a reputation for DeVry University graduates as highly valued employees recognized for using technology to solve problems.

DeVry University enrollment declines have reduced revenue by almost 50% since fiscal year 2014. In response, management has focused on increasing cost efficiencies and has reduced costs by approximately 48% over this time period through the following methods:

•	Analyzing facility usage requirements and rightsizing the DeVry University footprint in each market in which it operates. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 39 campus locations and completed additional campus size reductions. This is expected to result in full fiscal year 2017 facility costs that are approximately $34 million, or 45%, lower compared to fiscal year 2014. As of the commencement of the January 2017 session, DeVry University operates 60 campus locations. No further campus closures are currently anticipated; however, management has made the decision to sell the DeVry University owned facility in Pomona, California and is intending to remain in this market in a smaller leased space. Management is also currently renegotiating leases in several other markets to reduce space and lower future operating costs.

•	Optimizing course scheduling to better utilize classrooms and faculty and simplifying program offerings. The average class size at DeVry University has increased from historical levels of 17 students to 20.5 students in fiscal year 2017.

•	Adjusting staffing and management structure within DeVry University. Total full-time faculty and administrative headcount at DeVry University has decreased from 2,595 in fiscal year 2014 to 1,270 in fiscal year 2017. Direct cost of instruction labor costs are expected to be approximately 58% lower in fiscal year 2017 as compared to fiscal year 2014. This process of adjusting staffing costs will continue into the near-term as management continually evaluates needs based on enrollment trends. This may result in future staff reductions as well as management realignment. DeVry Group home office administration costs have also been reduced and will continue to be evaluated based on the need to support a smaller DeVry University organization. Home office costs allocated to DeVry University have declined approximately 29% for the first six months of fiscal year 2017, compared to the year-ago six-month period.

•	Managing advertising expenditures. In the second quarter of fiscal year 2017, management reduced advertising expense by $10 million as compared to the second quarter of fiscal year 2016. Advertising expense in the second half of fiscal year 2017 is expected to decline as well, but at a lower rate.

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

Cost of Educational Services decreased 0.5% to $239.8 million during the second quarter and increased 0.9% to $490.5 million in the first six months of fiscal year 2017, as compared to the year-ago periods. Excluding the effect of the increase in the value of the Brazilian Real as compared to the U.S. dollar, total consolidated Cost of Educational Services decreased approximately 2.4% and 0.5% during the second quarter and first six months of fiscal year 2017, as compared to the year-ago periods. This decrease is primarily the result of cost reduction measures at DeVry University. Cost of Educational Services within DeVry University was lower by 26.2% and 27.4% in the second quarter and first six months of fiscal year 2017, respectively, as compared to the year-ago periods. This was partially offset by costs added as a result of the acquisitions of ACAMS in fiscal year 2017 and Grupo Ibmec and Facimp in fiscal year 2016, totaling $19.1 million and $40.0 million during the second quarter and first six months of fiscal year 2017, respectively, as well as costs associated with enrollment growth at Chamberlain.

As a percentage of revenue, Cost of Educational Services decreased to 52.5% and 54.1% in the second quarter and first six months of fiscal year 2017, respectively, compared to 52.8% and 54.2%, respectively, during the year-ago periods. The decrease was primarily the result of increased operating leverage within DeVry University and Chamberlain.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 8.5% to $145.7 million during the second quarter and decreased 5.1% to $306.7 million during the first six months of fiscal year 2017, as compared to the year-ago periods. Excluding the effect of the increase in the value of the Brazilian Real as compared to the U.S. dollar, total consolidated Student Services and Administrative Expense decreased 9.1% and 5.5% during the second quarter and first six months of fiscal year 2017, respectively, as compared to the year-ago periods. The decrease was primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and DeVry Group home office. Also, management is finding ways to be more efficient in marketing and recruiting efforts. In October 2016, DeVry Group hired a Chief Marketing Officer responsible for streamlining marketing efficiencies across all DeVry Group institutions while maintaining services that assist students with successful outcomes. Student Services and Administrative Expense within DeVry University was lower by 27.4% in the second quarter and lower by 19.5% in the first six months of fiscal year 2017, as compared to the year-ago periods. Fiscal year second quarter and year to date Student Services and Administrative Expense include the costs added for the acquisitions of ACAMS in fiscal year 2017 and Grupo Ibmec and Facimp in fiscal year 2016, totaling $9.1 million and $18.1 million in the second quarter and first six months of fiscal year 2017, respectively. Amortization of finite-lived intangible assets increased by $1.1 million and $3.1 million during the second quarter and first six months of fiscal year 2017, as compared to the year-ago periods, as a result of the intangible assets added with the acquisitions of ACAMS and Grupo Ibmec. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 31.9% and 33.8% in the second quarter and first six months of fiscal year 2017, respectively, compared to 34.9% and 36.0%, respectively, during the year-ago periods. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that for the third quarter of fiscal year 2017, total operating costs will decrease 1 to 2 percent, as compared to the third quarter of fiscal year 2016, driven by the impact of savings from DeVry Group’s continued cost reduction measures which will be partially offset by increases related to the acquisitions of ACAMS and Facimp.

Restructuring Expense

During the second quarter and first six months of fiscal year 2017, DeVry Group recorded pre-tax restructuring charges primarily related to real estate consolidations of $5.1 million and $10.1 million, respectively. These restructuring charges were allocated to segment expense in the first six months of fiscal year 2017 as follows: $3.7 million to Medical and Healthcare, $4.0 million to Business, Technology and Management and $2.4 million to DeVry Group home office which is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

During the second quarter and first six months of fiscal year 2016, DeVry Group recorded pre-tax restructuring charges related to real estate consolidations of $12.4 million and $31.2 million, respectively. Also during the first six months of fiscal year 2016, DeVry University implemented a reduction in force (“RIF”) which reduced DeVry University’s workforce by 187 total positions and resulted in pre-tax restructuring charges of $0.5 million and $5.8 million during the second quarter and first six months of fiscal year 2016, respectively. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in the first six months of fiscal year 2016 as follows: $0.1 million to Medical and Healthcare and $36.9 million to Business, Technology and Management.

Cash payments for the fiscal year 2017 and 2016 charges were $16.0 million in the first six months of fiscal year 2017. The remaining accrual for these charges is $38.0 million as of December 31, 2016. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to 8 years. Additional restructuring expense of $5 million to $10 million is expected to be recorded in the remainder of fiscal year 2017 as DeVry Group continues to reduce cost where enrollment levels necessitate such realignment of expense.

Regulatory Settlements

In the second quarter of fiscal year 2017, DeVry Group, DeVry University, Inc. and DeVry/New York Inc. (collectively, the “DeVry Parties”) and the FTC agreed to a Stipulation as to Entry of an Order for Permanent Injunction and Monetary Judgment (the “Agreement”) resolving litigation brought by the FTC regarding DeVry University’s use of employment statistics in former advertising. Under the terms of the Agreement, the DeVry Parties agreed to pay $49.4 million to be distributed at the sole discretion of the FTC, to forgive $30.4 million of institutional loans issued before September 30, 2015, and to forgive outstanding DeVry University accounts receivable balances by $20.2 million for former students. In addition, the DeVry Parties agreed that DeVry Group institutions marketing to U.S. consumers will maintain specific substantiation to support any future advertising regarding graduate outcomes and educational benefits, and will implement training and other agreed-upon compliance measures. DeVry Group chose to settle the FTC litigation after filing an answer denying all allegations of wrongdoing.

In the second quarter of fiscal year 2017, DeVry Group also recorded charges related to the resolution of an inquiry made by the NYAG to the DeVry Parties regarding DeVry University’s use of employment and salary statistics in former advertising. The DeVry Parties chose to resolve the NYAG inquiry by entering into an Assurance of Discontinuance (the “Assurance”) with the NYAG on January 27, 2017, without admitting or denying the allegations therein. Pursuant to the Assurance, the DeVry Parties agreed to pay $2.25 million for consumer restitution and $0.5 million in penalties, fees and costs. In addition, the DeVry Parties agreed that DeVry Group institutions marketing to New York consumers will maintain specific substantiation and present certain statistics as prescribed to support any future advertising regarding graduate outcomes and educational benefits, and will implement other agreed-upon compliance measures.

Student services and access to federal student loans are not impacted by the Agreement or the Assurance, and at no time has the academic quality of a DeVry University education been questioned. See “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.

The regulatory settlements expense of $56.3 million recorded during the second quarter of fiscal year 2017 consists of the $49.4 million cash payment to the FTC, the $4.1 million unreserved and expensed institutional loans and the $2.75 million accrued settlement to the NYAG. Of these regulatory settlement charges, $4.1 million was allocated to the Business, Technology and Management segment and $52.2 million was allocated to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Loss on Assets Held for Sale

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington co-located campus in Pomona, California, which met the criteria to be classified as an asset held for sale. This required a write-down of the assets’ to fair market value less costs to sell. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. As a result, management recorded a pre-tax $4.8 million Loss on Assets Held for Sale in the Consolidated Statements of Income (Loss) for the three and six months ended December 31, 2016. The loss was classified within the Business, Technology and Management segment. See “Note 2: Assets Held for Sale” to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for further discussion on the loss on assets held for sale.

Asset Impairment Charge

During the second quarter of fiscal year 2016, revenue and operating income for DeVry Group’s Carrington reporting unit were significantly below management’s expectations primarily driven by lower student enrollments. Carrington’s revenue, though increased from the second quarter of fiscal year 2015, was 12% below plan during the second quarter of fiscal year 2016, which contributed to an operating loss in the period as compared to planned operating income. This plan was used in DeVry Group’s intangible asset impairment testing as of May 31, 2015. This testing indicated a fair value of the Carrington reporting unit that was approximately 8% above carrying value. Although management believed its planned business and operational strategies, which included new teaching locations and adding high demand programs to current locations in order to leverage existing facilities, would reverse the negative revenue and operating income trend, there was uncertainty as to the timing of this reversal. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an interim impairment analysis in the second quarter of fiscal year 2016. As a result, during the second quarter of fiscal year 2016, DeVry recorded a non-cash, pre-tax impairment charge of $99.5 million related to its Carrington reporting unit. See “Note 10: Intangible Assets” to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, for additional disclosure on the impairment analyses.

OPERATING INCOME (LOSS)

DeVry Group generated operating income of $4.8 million and $38.0 million in the second quarter and first six months of fiscal year 2017, respectively. Total consolidated operating income increased $61.2 million for the second quarter and $86.1 million for the first six months of fiscal year 2017, as compared to the year-ago periods. The primary drivers of the increase in operating income were a $99.5 million decrease in asset impairment charge and a $26.9 million decrease in restructuring expense for the first six months of fiscal year 2017. These were partially offset by the regulatory settlements and loss on assets held for sale charges of $56.3 million and $4.8 million in the second quarter of fiscal year 2017. Excluding the effect of these special charges, consolidated operating income increased 26.6% in the second quarter and 23.5% in the first six months of fiscal year 2017, as compared to the year-ago periods. Cost reduction efforts across DeVry Group and revenue growth in the International and Professional Education segment more than offset the effect on operating income of the revenue decline at DeVry University.

Medical and Healthcare

Medical and Healthcare segment generated operating income of $45.9 million and $87.7 million in the second quarter and first six months of fiscal year 2017, respectively, as compared to operating losses of $56.9 million and $22.7 million in the year-ago quarter and six-month periods, respectively. Excluding the effect of the asset impairment charge and restructuring expense, segment operating income increased 14.2% for the second quarter and 18.9% for the first six months of fiscal year 2017, as compared to the year-ago periods. Revenue increases at Chamberlain in the first six months of fiscal year 2017, and cost reductions throughout the segment more than offset the increase in expenses to support growth.

International and Professional Education

International and Professional Education segment operating income increased 73.5% to $13.6 million in the second quarter and increased 79.0% to $17.7 million for the first six months of fiscal year 2017, as compared to the year-ago periods. Excluding the effects from the change in exchange rates on operating income of $1.8 million and $3.4 million in the second quarter and the first six months of fiscal year 2017, respectively, operating income would have increased 50.4% and 44.9% in the second quarter and first six months of fiscal year 2017, respectively, as compared to the year-ago periods. The increased operating income was primarily driven by the acquisitions of Grupo Ibmec and Facimp and cost reductions at DeVry Brasil.

Business, Technology and Management

Business, Technology and Management segment operating income was $0.6 million in the second quarter of fiscal year 2017, compared to a $4.4 million operating loss during the year-ago quarter. This segment’s operating loss in the first six months of fiscal year 2017 decreased to $7.4 million from $29.6 million in the year-ago period. Excluding $2.1 million of restructuring expense, which decreased from $13.3 million in the year-ago quarter, regulatory settlements of $4.1 million and $4.8 million in loss on assets held for sale, the segment generated operating income of $11.6 million for the second quarter of fiscal year 2017, as compared to $8.9 million in the year-ago quarter. Excluding $3.8 million of restructuring expense, which decreased from $37.0 million in the year-ago first six months, regulatory settlements of $4.1 million and $4.8 million in loss on assets held for sale, the segment generated operating income of $5.3 million for the first six months of fiscal year 2017, as compared to $7.3 million in the year-ago period. Revenue continued to decline in both the second quarter and first six months of fiscal year 2017, at approximately the same rate as in the year-ago periods, resulting from the impact of lower new and total student enrollments and the higher use of scholarships and discounts. Partially offsetting the revenue declines were savings from cost reduction measures, which offset 107% and 97% of the lower revenue for the second quarter and first six months of fiscal year 2017, respectively. Total segment expenses for the second quarter and first six months of fiscal year 2017, excluding special charges, decreased $40.5 million and $74.3 million or 26.7% and 23.8%, as compared to the year-ago periods. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management believes further cost control measures will be necessary for the remainder of fiscal year 2017, and also believes additional consolidations and closures of DeVry University locations are likely to occur.

NET INTEREST EXPENSE

Net interest expense for the second quarter and first six months of fiscal year 2017 of $1.3 million and $2.4 million, respectively, was $0.3 million and $1.4 million lower than the year-ago periods. The reduction was primarily the result of increased interest income due to higher invested cash balances at DeVry Brasil, partially offset by increased interest expense related to borrowings and outstanding letters of credit under the revolving credit facility during the first six months of fiscal year 2017 (see “Note 13: Debt” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further details).

INCOME TAXES

A tax benefit of $11.2 million was recorded in the second quarter of fiscal year 2017. This tax benefit was driven primarily from settlement costs of various regulatory authority litigation, and generated effective tax rates on income of -316.8% and -12.1% for the second quarter and first six months of fiscal year 2017, respectively. The effective tax rates excluding the settlement costs were 18.2% and 19.4% for the second quarter and first six months of fiscal year 2017, respectively, compared to 13.0% and 13.2% for the second quarter and first six months of fiscal year 2016, respectively. The tax rate increased due to an increase in earnings from U.S. operations, which are taxed at a higher rate than income from foreign operations, partially offset by an increase in earnings from foreign operations, which are taxed at lower rates. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brasil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

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

The following table summarizes DeVry Group’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for fiscal years 2016 and 2015, respectively.

	Fiscal Year
	2016	2015
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	58%	59%
Brazil FIES Public Loan Program	4%	2%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	36%	37%
Total	100%	100%

The pattern of cash receipts during the year is seasonal. DeVry Group’s accounts receivable balances peak immediately after tuition bills are issued each semester/session. Accounts receivable reaches its lowest level at the end of each semester/session, dropping to its lowest point during the year at the end of December.

At December 31, 2016, total accounts receivable, net of related reserves, was $150.2 million compared to $121.8 million at December 31, 2015. Excluding the effect of the increase in the value of the Brazilian Real as compared to the U.S. dollar, total accounts receivable, net of related reserves, increased $21.3 million. The main drivers of the increase were higher receivable levels at the following institutions: DMI resulting from timing of the application of cash receipts, Chamberlain resulting from increased enrollment and revenue, and DeVry Brasil resulting from higher FIES loan balances classified as short-term compared to the prior year. The increase was partially offset by lower receivable levels at DeVry University as a result of forgiving unreserved balances of institutional loans as part of the FTC settlement (See “Note 3: Regulatory Settlements” to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q) and at Carrington resulting from lower enrollment and revenue.

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

If ED determines that we have failed to demonstrate either financial responsibility or administrative capability in any pending program review, or otherwise determines that an institution has violated the terms of its Program Participation Agreement (“PPA”), we could be subject to sanctions including: fines, penalties, reimbursement for discharged loan obligations, a requirement to post a letter of credit, suspension or termination of our eligibility to participate in the Title IV programs. ED regulations regarding financial responsibility provide that, if any one of DeVry Group’s Title IV-eligible institutions is unable to pay its obligations under its PPA as a result of operational issues and/or an enforcement action, DeVry Group’s other Title IV-eligible institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. Additionally, as a result of the ED Settlement discussed below, DeVry Group has agreed to be jointly and severally liable with DeVry University under the terms of the Provisional PPA governing DeVry University’s participation in ED’s Title IV programs. As a result, even though DeVry Group’s Title IV-eligible institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the business, financial condition, results of operations and cash flows of DeVry Group’s other institutions and for DeVry Group as a whole, and could result in the imposition of significant restrictions on the ability for DeVry Group’s other institutions and for DeVry Group to operate.

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

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding Department of Veterans Affairs (“VA”) and military tuition assistance benefits) for each of DeVry Group’s Title IV-eligible institutions for fiscal years 2016 and 2015, respectively.

	Fiscal Year
	2016	2015
American University of the Caribbean School of Medicine	79%	80%
Ross University School of Medicine	82%	80%
Ross University School of Veterinary Medicine	83%	84%
Chamberlain College of Nursing	64%	65%
Carrington College:
California	78%	76%
Boise	69%	70%
Portland	77%	76%
Phoenix	80%	80%
DeVry University	63%	66%

In September 2016, DeVry Group committed to voluntarily limit the amount of revenue that each of its six Title IV institutions derive from federal funding to 85 percent, including VA and military tuition assistance benefits. Management plans to have its institutions meet this lower threshold by July 2017 and will publicly report the results.

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $11.1 million, 7.2 million and $14.0 million was held in restricted bank accounts at December 31, 2016, June 30, 2016 and December 31, 2015, respectively.

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

For the past several years, DeVry Group’s composite score has exceeded the required minimum of 1.5. If DeVry Group becomes unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then DeVry Group could be subject to heightened cash monitoring or be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	For the Six Months Ended December 31,
	2016	2015
Net Income (Loss)	$39,904	$(45,085)
Non-cash Items	115,123	190,828
Changes in Assets and Liabilities, Net of Effects from Acquisition Components	(120,108)	(69,224)
Net Cash Provided by Operating Activities	$34,919	$76,519

Cash generated from operations in the first six months of fiscal year 2017 was $34.9 million, compared to $76.5 million in the year-ago six-month period. Net income increased by $85.0 million in the first six months of fiscal year 2017, as compared to the year-ago six-month period. The decrease in non-cash items in the first six months of fiscal year 2017, as compared to the year-ago six-month period, was primarily the result of the $99.5 million asset impairment charge related to the Carrington reporting unit in fiscal year 2016 and a decrease in depreciation and write-offs of leasehold improvements and equipment. This was the result of a decrease in real estate consolidations and the associated asset disposals at DeVry University in the first six months of fiscal year 2017, as compared to the year-ago six-month period. This was partially offset by an increase in amortization expense of intangible assets related to the acquisitions of ACAMS in the first quarter of fiscal year 2017 and Grupo Ibmec late in the second quarter of fiscal year 2016.

Changes from June 30, 2016, in Assets and Liabilities, Net of Effects from Acquisition of Businesses consisted of the following:

•	The decrease in combined net prepaid expenses, accounts payable and accrued expenses was $64.4 million, which is $29.8 million more than the combined change in the year-ago period driven by overall cost reductions and the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The decrease in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $55.7 million, which is $21.1 million more than the combined change in the year-ago period. The main driver of this change was better collections on accounts receivable relative to the amount of deferred revenue recorded including the collection of FIES funds by DeVry Brasil.

Cash Used in Investing Activities

Capital expenditures in the first six months of fiscal year 2017 were $20.4 million, compared to $41.0 million in the year-ago six-month period. The decrease in capital expenditures reflects less spending on new campuses at Chamberlain and lower spending at DeVry University.

Capital spending for the remainder of fiscal year 2017 is expected to support continued investment at DMI and facility improvements at DeVry Brasil. Management anticipates full fiscal year 2017 capital spending to be in the range of $65 million to $70 million.

On July 1, 2016, Becker acquired ACAMS, located in Miami, Florida, for $330.6 million, net of cash acquired. DeVry Group funded the purchase with available domestic cash balances and $175 million in borrowings under its revolving credit facility. ACAMS is the largest international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Becker’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

Cash Provided by (Used in) Financing Activities

DeVry Group’s consolidated cash balances of $199.9 million at December 31, 2016 included approximately $158.8 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash, subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the U.S. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded to $550 million subject to bank approval. For the first six months of fiscal year 2017, negative cash flows from domestic operating activities were approximately $3.6 million, which was principally the result of the $49.4 million cash settlement paid to the FTC. DeVry Group’s domestic cash balances along with $225 million borrowed under the revolving credit facility, were sufficient to fund $6.7 million of domestic capital investment, repurchase $16.4 million in common stock, pay dividends of $11.4 million, and provide funds for the acquisition of ACAMS and the FTC settlement payment.

Management believes current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. Up to $50 million of the Aggregate Commitment is available for letters of credit. On October 4, 2016, DeVry Group entered into a First Amendment to Credit Agreement (the “Credit Agreement Amendment”), which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. This increase was requested to accommodate the requirements of the negotiated settlement agreement with the U.S. Department of Education which requires DeVry University to post a letter of credit for $68.4 million (see “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information regarding this settlement agreement). DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on the DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of December 31, 2016, DeVry Group borrowings under this agreement were $225 million with a weighted average interest rate of 2.73%. There were no outstanding borrowings under the revolving credit facility as of June 30, 2016 or December 31, 2015. Borrowings were made in the first quarter of fiscal year 2017 to fund the acquisition of ACAMS as discussed in “Note 9: Business Combinations” to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q. Additional borrowings were made in the second quarter of fiscal year 2017 to pay the FTC settlement discussed in “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. DeVry Group letters of credit outstanding under this agreement were $68.5 million as of December 31, 2016 and $0.1 million as of each of June 30, 2016 and December 31, 2015. As of December 31, 2016, DeVry Group is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of December 31, 2016. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. DeVry Group was in compliance with the debt covenants as of December 31, 2016.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec and Facimp (see “Note 9: Business Combinations” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the Grupo Ibmec and Facimp acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first six months of fiscal year 2017. DeVry Group had no open derivative positions at December 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see “Note 4: Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The financial position and results of operations of DeVry Brasil operations are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 25.3% of DeVry Group’s overall assets, and its Brazilian liabilities constitute 10.8% of overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. Since June 2015, the Brazilian Real’s value has declined by as much as 22% at December 2015, but recovered most of that loss by June 30, 2016. Over the first six months of fiscal year 2017, the value has remained fairly steady. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $16.3 million. For the first six months of fiscal year 2017, the volatility in the value of the Brazilian Real also resulted in higher U.S. translated revenue and operating income, as compared to the year-ago six-month period.

The interest rate on DeVry Group’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. At December 31, 2016, DeVry Group had $225 million in outstanding borrowings under this facility with a weighted average interest rate of 2.73%. Based upon borrowings of $225 million, a 100 basis point increase in short-term interest rates would result in $2.25 million of additional annual interest expense.

DeVry Group’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, as discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in subsection “Liquidity and Capital Resources” of this Form 10-Q, the DeVry Brasil FIES accounts receivable balance has remained elevated due to changes in government funding of the program. As of December 31, 2016, the FIES accounts receivable balance is $38.0 million. The FIES funding for calendar year 2015 accounts for $22.9 million of the total outstanding FIES balance. In January 2016, Brasil entered into a repayment agreement with the Brazilian government pursuant to which these 2015 funds will be paid in annual installments over three years. The first installment of $7.2 million was received by DeVry Brasil on July 1, 2016.

DeVry Group’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, DeVry Group has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

ITEM 4 – CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first six months of fiscal year 2017 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

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

In particular, in the U.S., the HEA subjects our U.S. degree-granting institutions (Chamberlain, Carrington and DeVry University) and all other higher education institutions, including our AUC, RUSM and RUSVM schools that participate in the various federal student financial aid programs under Title IV of the HEA (“Title IV”) to significant regulatory scrutiny. DeVry Group’s Title IV participating institutions collectively receive 58% of their revenue from students under Title IV-based federal grant and loan programs. As a result, the suspension, limitation or termination of any of the eligibility of any of our institutions to participate in Title IV financial aid programs could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

To participate in Title IV financial aid programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the U.S Department of Education (“ED”), and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a Program Participation Agreement (“PPA”).

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

On October 31, 2014, ED published new GE regulations impacting programs required to prepare graduates for GE in a recognized occupation. Almost all academic programs offered by Title IV-participating private-sector institutions of higher education must prepare students for GE in a recognized occupation, as determined in accordance with new regulations that became effective on July 1, 2015.

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

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year against the mean or median earnings of these graduates during the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year (the first measurement year under these regulations), the cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014. Graduate earnings data will be obtained by ED directly from the Social Security Administration. Debt burdens for students enrolled in programs that require an internship or residency prior to licensure, such as the medical doctor degrees offered by AUC and RUSM, are calculated from cohorts who completed their studies six and seven years prior to the measuring academic year. Final measures for the 2014-2015 academic year were released to institutions on January 8, 2017.

Under this framework, less than 11% of DeVry Group’s 2014-2015 academic year programs fell into the failing category, and DeVry Group’s institutions are no longer enrolling students in such programs. In addition, less than 15% of DeVry Group’s programs fell into the zone category, including the RUSVM’s veterinary medicine program. Required warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility will be provided no later than February 7, 2017. Management expects that certain programs will be able to avoid falling into the zone or failing categories in future years through adjustments to program price, or, if appropriate and consistent with programmatic standards, the duration of programs. Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2017-2018 academic years. For programs where such adjustments or initiatives are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or direct students to third-party lenders for financial support of student tuition and other expenses. These adjustments or initiatives, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties.

DeVry Group’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If DeVry Group’s market capitalization remains below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of the DeVry Group reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. At December 31, 2016, intangible assets from business combinations totaled $421.5 million, and goodwill totaled $854.8 million. Together, these assets equaled approximately 55% of total assets as of such date. If DeVry Group’s business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring possible write-off of up to $421.5 million of intangible assets and up to $854.8 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2016	117,759	$23.00	117,759	$72,912,456
November 2016	101,955	$26.57	101,955	$70,203,967
December 2016	86,392	$31.35	86,392	$67,495,356
Total	306,106	$26.55	306,106	$67,495,356

(1) On December 15, 2015, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2017. The total remaining authorization under this share repurchase program was $67,495,356 as of December 31, 2016.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2016	-	$-	NA	NA
November 2016	11,606	$23.24	NA	NA
December 2016	67	$29.45	NA	NA
Total	11,673	$23.28	NA	NA

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

Date: February 2, 2017
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

