Form 10-Q
period 2017-03-31
DEVRY EDUCATION GROUP INC.
filed 2017-05-04
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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

(630) 515-7700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

April 27, 2017 — 62,626,000 shares of Common Stock, $0.01 par value

DEVRY EDUCATION GROUP INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,	March 31,
	2017	2016	2016
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$209,879	$308,164	$330,214
Marketable Securities and Investments	3,950	3,609	3,528
Restricted Cash	4,798	7,183	10,995
Accounts Receivable, Net	165,691	162,389	170,035
Prepaid Expenses and Other	44,274	36,760	36,754
Total Current Assets	428,592	518,105	551,526
Land, Building and Equipment:
Land	49,085	55,690	50,001
Building	477,200	488,347	478,253
Equipment	537,257	521,209	512,825
Construction in Progress	17,067	22,560	20,241
	1,080,609	1,087,806	1,061,320
Accumulated Depreciation	(593,627)	(566,043)	(548,980)
Land, Building and Equipment Held for Sale, Net	11,280	-	-
Land, Building and Equipment, Net	498,262	521,763	512,340
Other Assets:
Deferred Income Taxes, Net	35,497	52,608	24,242
Intangible Assets, Net	422,949	342,856	371,046
Goodwill	861,001	588,007	565,012
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets, Net	58,058	60,207	59,443
Total Other Assets	1,390,955	1,057,128	1,033,193
TOTAL ASSETS	$2,317,809	$2,096,996	$2,097,059

LIABILITIES:
Current Liabilities:
Accounts Payable	$46,521	$64,687	$54,222
Accrued Salaries, Wages and Benefits	80,965	93,328	88,472
Accrued Expenses	96,015	103,379	88,754
Deferred Revenue	178,664	100,442	170,106
Total Current Liabilities	402,165	361,836	401,554
Other Liabilities:
Revolving Loan	120,000	-	-
Deferred Income Taxes, Net	30,228	29,936	27,692
Deferred Rent and Other	104,492	118,025	108,349
Total Other Liabilities	254,720	147,961	136,041
TOTAL LIABILITIES	656,885	509,797	537,595
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NONCONTROLLING INTEREST	6,600	5,112	3,529
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 62,618,000, 62,549,000 and 62,909,000 Shares Outstanding at March 31, 2017, June 30, 2016 and March 31, 2016, respectively	778	765	764
Additional Paid-in Capital	404,800	372,175	364,006
Retained Earnings	1,837,738	1,771,068	1,794,012
Accumulated Other Comprehensive Loss	(37,013)	(42,467)	(91,348)
Treasury Stock, at Cost, 15,208,000, 13,990,000 and 13,521,000 Shares at March 31, 2017, June 30, 2016 and March 31, 2016, respectively	(551,979)	(519,454)	(511,499)
TOTAL SHAREHOLDERS' EQUITY	1,654,324	1,582,087	1,555,935
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,317,809	$2,096,996	$2,097,059

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
REVENUE:
Tuition	$399,322	$425,966	$1,217,613	$1,243,624
Other Educational	52,767	48,255	140,718	128,212
Total Revenue	452,089	474,221	1,358,331	1,371,836
OPERATING COST AND EXPENSE:
Cost of Educational Services	239,244	252,867	729,704	738,965
Student Services and Administrative Expense	157,781	161,483	464,497	484,662
Restructuring Expense	7,771	2,873	17,868	39,870
Regulatory Settlements	-	-	56,252	-
Loss on Assets Held for Sale	-	-	4,764	-
Asset Impairment Charge	-	-	-	99,473
Gain on Sale of Assets	-	(3,849)	-	(3,849)
Total Operating Cost and Expense	404,796	413,374	1,273,085	1,359,121
Operating Income	47,293	60,847	85,246	12,715
INTEREST:
Interest Income	1,690	27	3,741	394
Interest Expense	(1,995)	(1,408)	(6,410)	(5,581)
Net Interest Expense	(305)	(1,381)	(2,669)	(5,187)
Income Before Income Taxes	46,988	59,466	82,577	7,528
Income Tax Provision	(6,966)	(7,536)	(2,651)	(683)
NET INCOME	40,022	51,930	79,926	6,845
Net Income Attributable to Noncontrolling Interest	(163)	(5)	(502)	(42)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$39,859	$51,925	$79,424	$6,803

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS:
Basic	$0.63	$0.81	$1.25	$0.11
Diluted	$0.62	$0.81	$1.24	$0.11

Cash Dividends Declared per Common Share	$-	$-	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)
NET INCOME	$40,022	$51,930	$79,926	$6,845
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Gain (Loss)	13,755	41,842	5,293	(14,144)
Change in Fair Value of Available-For-Sale Securities	60	17	161	(90)
COMPREHENSIVE INCOME (LOSS)	53,837	93,789	85,380	(7,389)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(451)	(901)	(617)	262
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$53,386	$92,888	$84,763	$(7,127)

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$79,926	$6,845
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	13,292	13,989
Depreciation	53,928	59,349
Amortization	9,015	4,490
Impairment of Goodwill and Intangible Assets	-	99,473
Provision for Refunds and Uncollectible Accounts	67,210	61,710
Deferred Income Taxes	(1,388)	(13,793)
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	3,369	12,810
Unrealized Loss on Assets Held for Sale	4,764	-
Realized Gain on Sale of Assets	-	(3,849)
Changes in Assets and Liabilities, Net of Effects from Acquisition Components:
Restricted Cash	2,385	(252)
Accounts Receivable	(69,155)	(83,744)
Prepaid Expenses and Other	(18,336)	(1,590)
Accounts Payable	(15,955)	(12,131)
Accrued Salaries, Wages, Benefits and Expenses	(22,781)	(2,461)
Deferred Revenue	63,179	78,843
NET CASH PROVIDED BY OPERATING ACTIVITIES	169,453	219,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(32,529)	(51,004)
Payment for Purchase of Businesses, Net of Cash Acquired	(330,567)	(170,577)
Marketable Securities Purchased	(82)	(94)
Cash Received on Sale of Assets	-	24,788
Purchase of Noncontrolling Interest of Subsidiary	-	(3,114)
NET CASH USED IN INVESTING ACTIVITIES	(363,178)	(200,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	20,390	271
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	635	875
Repurchase of Common Stock for Treasury	(30,552)	(24,378)
Cash Dividends Paid	(11,414)	(11,563)
Payments of Seller Financed Obligations	(3,943)	(5,890)
Borrowings Under Revolving Credit Facility	465,000	-
Repayments Under Revolving Credit Facility	(345,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	95,116	(40,685)
Effects of Exchange Rate Differences	324	(1,811)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(98,285)	(22,808)
Cash and Cash Equivalents at Beginning of Period	308,164	353,022
Cash and Cash Equivalents at End of Period	$209,879	$330,214
Non-cash Investing and Financing Activity:
Increase (Decrease) in Redemption Value of Noncontrolling Interest Put Option	$986	$(3,019)

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

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in DeVry Group's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and DeVry Group’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2016 and December 31, 2016, each as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three and nine months ended March 31, 2017, are not necessarily indicative of results to be expected for the entire fiscal year.

Following changes in strategic priorities that were implemented in the third quarter of fiscal year 2017, DeVry Group is reporting its financial performance based on four reporting segments (Medical and Healthcare, Professional Education, Technology and Business, and U.S. Traditional Postsecondary) beginning with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Prior periods are presented in accordance with these changes. Management has determined that these reporting segments align with DeVry Group’s current strategic priorities and resource allocation. DeVry Group’s Chief Operating Decision Maker, its President and Chief Executive Officer, regularly reviews financial information and evaluates operating and management performance based on these new segments. See “Note 15: Segment Information” for further discussion.

NOTE 2: ASSETS HELD FOR SALE

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington College (“Carrington”) co-located campus in Pomona, California, which met criteria to be classified as an asset held for sale. This required a write-down of the assets to fair market value less costs to sell. The building is being marketed to prospective buyers and is available for immediate sale which is likely to occur within one year. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. As a result, Land, Building and Equipment Held for Sale, Net of $11.3 million was recorded on the Consolidated Balance Sheet at March 31, 2017 and a $4.8 million pre-tax Loss on Assets Held for Sale was recorded in the Consolidated Statements of Income for the nine months ended March 31, 2017. The assets being held for sale are classified within the U.S. Traditional Postsecondary segment.

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

The regulatory settlements expense of $56.3 million recorded during the first nine months of fiscal year 2017 consists of the $49.4 million cash payment to the FTC, the $4.1 million unreserved and expensed institutional loans and the $2.75 million cash payment to the NYAG. Of these regulatory settlement charges, $4.1 million was allocated to the U.S. Traditional Postsecondary segment and $52.2 million was allocated to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15: Segment Information.”

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

Revenue Recognition

Tuition

Chamberlain University (“Chamberlain”), DeVry Education of Brazil (“DeVry Brazil”) higher education, DeVry University and Carrington tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”) basic science curriculum revenue is recognized on a straight-line basis over the applicable academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of primarily U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker Professional Education (“Becker”) and DeVry Brazil’s live classroom test preparation, and DeVry Brazil’s online tuition revenue is recognized on a straight-line basis over the applicable delivery period. Revenue from Becker conferences and training services, which are generally short-term in duration, is recognized when the conference or training service is provided.

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

The provisions for refunds, which are reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $10.9 million and $35.4 million for the three and nine months ended March 31, 2017, respectively, and $11.5 million and $34.7 million for the three and nine months ended March 31, 2016, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $51.2 million, $64.5 million and $65.9 million at March 31, 2017, June 30, 2016 and March 31, 2016, respectively. During the second quarter of fiscal year 2017, certain student accounts were forgiven as part of the FTC settlement as discussed in “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies.” These write-offs resulted in a $24.2 million reduction in the reserve balance.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income, were $11.6 million and $31.8 million for the three and nine months ended March 31, 2017, respectively, and $9.6 million and $27.0 million for the three and nine months ended March 31, 2016, respectively.

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of March 31, 2017, June 30, 2016 and March 31, 2016, the net balance of capitalized internal-use software development costs was $13.3 million, $18.3 million and $21.7 million, respectively.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In the first nine months of fiscal year 2017 and in fiscal year 2016, management consolidated operations at DeVry University, Carrington and DeVry Group’s home office. These decisions resulted in pre-tax accelerated depreciation and write-offs on leasehold improvements and equipment of $3.6 million and $12.2 million during the nine months ended March 31, 2017 and 2016, respectively. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (see “Note 11: Restructuring Charges”). For a discussion of the impairment review of goodwill and intangible assets see “Note 10: Intangible Assets.”

Perkins Program Fund

DeVry University is required under U.S. federal aid program regulations to make contributions to the Federal Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal government contributions were received in the first nine months of fiscal year 2017 or in fiscal year 2016. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections of $2.6 million at each of March 31, 2017, June 30, 2016 and March 31, 2016. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal government contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and DeVry University to satisfy their respective cumulative contributions to the fund. Authorization of the Federal Perkins Student Loan Program expired on September 30, 2015. On December 17, 2015, Congress extended the authorization of the Federal Perkins Student Loan Program to September 30, 2017.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brazil’s operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three-month and nine-month periods ended March 31, 2017 and 2016 were not material.

Noncontrolling Interest

DeVry Group currently maintains a 97.9% ownership interest in DeVry Brazil with the remaining 2.1% owned by members of the current DeVry Brazil senior management group. The adjustment to increase or decrease the DeVry Brazil noncontrolling interest each reporting period for its proportionate share of DeVry Brazil’s profit (loss) flows through the Consolidated Statements of Income based on DeVry Group’s noncontrolling interest accounting policy.

In July 2015, DeVry Group purchased additional DeVry Brazil stock from the DeVry Brazil management group. Beginning July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brazil stock from DeVry Brazil management. Likewise, DeVry Brazil management has had the right to exercise a put option and sell its remaining ownership interest in DeVry Brazil to DeVry Group. Since the put option is out of the control of DeVry Group, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the Consolidated Balance Sheets.

The DeVry Brazil management put option is being accreted to its redemption value in accordance with the terms of the related stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded in retained earnings in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Balance at Beginning of Period	$6,720	$2,813	$5,112	$9,620
Net Income Attributable to Noncontrolling Interest	163	5	502	42
Payment for Purchase of Noncontrolling Interest of Subsidiary	-	-	-	(3,114)
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Option	(283)	711	986	(3,019)
Balance at End of Period	$6,600	$3,529	$6,600	$3,529

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 1,670,000 and 2,514,000 shares of common stock for the three and nine months ended March 31, 2017, respectively, and 2,828,000 and 2,765,000 shares of common stock for the three and nine months ended March 31, 2016, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Weighted Average Shares Outstanding	62,811	63,107	62,695	63,378
Unvested Participating RSUs	855	815	855	781
Basic Shares	63,666	63,922	63,550	64,159
Effect of Dilutive Stock Options	600	431	441	318
Diluted Shares	64,266	64,353	63,991	64,477

Treasury Stock

DeVry Group’s Board of Directors (the “Board”) has authorized share repurchase programs on ten occasions (see “Note 8: Dividends and Share Repurchase Programs”). The tenth share repurchase program was approved on February 16, 2017 and commenced in February 2017. Shares that are repurchased by DeVry Group are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry Group under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Group Stock Incentive Plans (see “Note 5: Stock-Based Compensation”). In addition, shares of its common stock are delivered back to DeVry Group for payment of withholding taxes from employees for vesting RSUs. These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment, primarily at DeVry Brazil, and unrealized gains on available-for-sale marketable securities, net of the effects of income taxes.

The Accumulated Other Comprehensive Loss balance at March 31, 2017, consists of $37.3 million of cumulative translation losses ($36.5 million attributable to DeVry Group and $0.8 million attributable to noncontrolling interest) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Group. At June 30, 2016, this balance consisted of $42.6 million of cumulative translation losses ($41.7 million attributable to DeVry Group and $0.9 million attributable to noncontrolling interest) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group. At March 31, 2016, this balance consisted of $91.5 million of cumulative translation losses ($89.6 million attributable to DeVry Group and $1.9 million attributable to noncontrolling interest) and $0.2 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $56.2 million and $160.2 million for the three and nine months ended March 31, 2017, respectively, and $57.3 million and $173.0 million for the three and nine months ended March 31, 2016, respectively.

Restructuring Charges

DeVry Group’s financial statements include charges related to severance and related benefits for reductions in staff. These charges also include early lease termination or cease-of-use costs and accelerated depreciation and gains and losses on disposals of property and equipment related to campus and administrative office consolidations (see “Note 11: Restructuring Charges”).

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04: “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This guidance was issued to simplify the goodwill impairment test by eliminating Step 2. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments should be adopted for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management anticipates the adoption will not have a significant impact on DeVry Group’s Consolidated Financial Statements. We expect to early adopt ASU 2017-04 during the fourth quarter of fiscal year 2017.

In November 2016, FASB issued ASU No. 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance was issued to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments will require that the statement of cash flows explain the change during the period in total cash, cash equivalents and restricted cash. The amendments are effective for the financial statements issued for fiscal years after December 15, 2017, and interim periods within those fiscal years. The amendments will be applied using a retrospective transition method to each period presented. Management anticipates the adoption will not have a significant impact on DeVry Group’s Consolidated Financial Statements. Changes in the restricted cash balance will no longer be included as cash provided by or used in operating activities since these balances will now be included in the beginning and ending balances of cash in the statement of cash flows. We expect to early adopt ASU 2016-18 during the fourth quarter of fiscal year 2017.

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

In March 2016, FASB issued ASU No. 2016-09: “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This guidance was issued to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We will adopt ASU No. 2016-09 in the first quarter of fiscal year 2018. Excess tax benefits and tax deficiencies will no longer be recorded to additional paid-in capital, but rather to income tax expense or benefit in the income statement, which may increase volatility in the income statement. An accounting policy election exists to account for forfeitures as they occur. Also, adoption will require changes to classification of certain stock-based compensation transactions on the statement of cash flows. The cash outflow from employee taxes paid when shares are withheld by the employer will be reclassified from operating activities to financing activities on the statement of cash flows. These changes are not expected to have a significant impact on DeVry Group’s Consolidated Financial Statements.

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

Reclassifications

In the fourth quarter of fiscal year 2016, we retrospectively adopted ASU No. 2015-17: “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This guidance was issued to simplify the accounting for classification of deferred taxes on the balance sheet. The guidance eliminates the previous requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. As a result, we decreased current deferred income tax assets by $43.1 million, increased noncurrent deferred income tax assets by $24.2 million and decreased noncurrent deferred income tax liabilities by $18.8 million on the March 31, 2016 Consolidated Balance Sheet. This reclassification had no effect on reported net income.

Beginning in the third quarter of fiscal year 2017, we changed our reportable segments as described in “Note 15: Segment Information.” Prior period amounts have been reclassified to conform to the current reportable segment presentation within the Notes to Consolidated Financial Statements.

NOTE 5: STOCK-BASED COMPENSATION

DeVry Group maintains three stock-based incentive plans: the 2003 Stock Incentive Plan, the Amended and Restated Incentive Plan of 2005 and the Second Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry Group’s common stock. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the granting of stock appreciation rights, RSUs, performance-based RSUs and other stock and cash-based compensation. Although options remain outstanding under the 2003 and 2005 incentive plans, no further stock-based grants will be issued from these plans. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board. Options are granted for terms of up to ten years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

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

At March 31, 2017, 6,518,677 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock-based incentive plans.

The following is a summary of options activity for the nine months ended March 31, 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2016	3,574,336	$32.79
Options Granted	397,700	23.78
Options Exercised	(912,734)	22.81
Options Forfeited	(12,409)	30.00
Options Expired	(24,081)	31.16
Outstanding at March 31, 2017	3,022,812	34.65	5.37	$16,948
Exercisable at March 31, 2017	2,029,550	$39.68	3.66	$5,285

The following is a summary of stock appreciation rights activity for the nine months ended March 31, 2017:

			Weighted
	Number of	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2016	118,065	$42.74
Rights Granted	-	-
Rights Exercised	(18,565)	30.41
Rights Canceled	-	-
Outstanding at March 31, 2017	99,500	45.04	0.67	$-
Exercisable at March 31, 2017	99,500	$45.04	0.67	$-

The total intrinsic value of options exercised for the nine months ended March 31, 2017 and 2016 was $5.5 million and $0.1 million, respectively.

The fair value of DeVry Group’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under DeVry Group’s stock-based incentive plans during the first nine months of fiscal years 2017 and 2016 was $9.09 and $10.17, per share, respectively. The fair value of DeVry Group’s stock option grants was estimated assuming the following weighted average assumptions:

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

During the first nine months of fiscal year 2017, DeVry Group granted 648,160 RSUs to selected employees and directors. Of these, 223,230 were performance-based RSUs and 424,930 were non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based, academic goals, when a minimum level of DeVry Group earnings before interest, taxes, depreciation and amortization (“EBITDA”) or return on invested capital (“ROIC”) is attained. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board or employment with DeVry Group or upon retirement. During the restriction period, the recipient of the non-performance based RSUs shall have the right to receive dividend equivalents. This right does not pertain to the performance-based RSUs. The following is a summary of RSUs activity for the nine months ended March 31, 2017:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Nonvested at July 1, 2016	1,139,350	$27.78
RSUs Granted	648,160	23.89
RSUs Vested	(367,839)	27.22
RSUs Forfeited	(100,555)	26.94
Nonvested at March 31, 2017	1,319,116	$26.09

The weighted average estimated grant date fair value of RSUs granted at market price under DeVry Group’s stock-based incentive plans during the first nine months of fiscal years 2017 and 2016 was $23.89 and $25.84, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Cost of Educational Services	$1,267	$1,209	$4,254	$4,477
Student Services and Administrative Expense	2,692	2,568	9,038	9,512
Stock-Based Compensation Expense	3,959	3,777	13,292	13,989
Income Tax Benefit	(1,383)	(1,439)	(4,653)	(5,157)
Net Stock-Based Compensation Expense	$2,576	$2,338	$8,639	$8,832

As of March 31, 2017, $21.8 million of total pre-tax unrecognized stock-based compensation expense related to nonvested grants is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options and RSUs vested during the nine months ended March 31, 2017 and 2016 was approximately $13.0 million and $15.9 million, respectively.

There was no capitalized stock-based compensation cost at each of March 31, 2017, June 30, 2016 and March 31, 2016.

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

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington co-located campus in Pomona, California, which met criteria to be classified as an asset held for sale. This required a write-down of the assets to fair market value less costs to sell. The building is being marketed to prospective buyers and is available for immediate sale which is likely to occur within one year. We used significant unobservable inputs (Level 3) in our analysis, including third party offers received to acquire the building. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. As a result, Land, Building and Equipment Held for Sale, Net of $11.3 million was recorded on the Consolidated Balance Sheet at March 31, 2017 and a $4.8 million pre-tax Loss on Assets Held for Sale was recorded in the Consolidated Statements of Income for the nine months ended March 31, 2017. See “Note 2: Assets Held for Sale” for further discussion.

The following table presents DeVry Group's assets and liabilities at March 31, 2017, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$209,879	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,950	-	-
Institutional Loans Receivable, Net	-	46,284	-
Deferred Acquisition Obligations	-	28,531	-
FIES Long-Term Receivable	-	13,633	-
Total Financial Assets at Fair Value	$213,829	$88,448	$-

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

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$330,214	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,528	-	-
Institutional Loans Receivable, Net	-	51,743	-
Deferred Acquisition Obligations	-	32,860	-
FIES Long-Term Receivable	-	17,593	-
Total Financial Assets at Fair Value	$333,742	$102,196	$-

Cash and Cash Equivalents and Investments in short-term Marketable Securities are valued using a market approach based on quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets, Net on the Consolidated Balance Sheets as of March 31, 2017, June 30, 2016 and March 31, 2016 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 7: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $15.8 million, $7.7 million and $12.2 million was classified as Accrued Expenses on the Consolidated Balance Sheets at March 31, 2017, June 30, 2016 and March 31, 2016, respectively, and $12.8 million, $24.4 million and $20.7 million was classified as Deferred Rent and Other Liabilities on the Consolidated Balance Sheets at March 31, 2017, June 30, 2016 and March 31, 2016, respectively.

The fair value of DeVry Brazil’s receivable under Brazil’s FIES public loan program included in Other Assets, Net on the Consolidated Balance Sheets as of March 31, 2017, June 30, 2016 and March 31, 2016 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of June 30, 2016 and March 31, 2016, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 7: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington institutions. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain, DeVry University and Carrington require that students begin repaying loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay and reduce the possibility of over borrowing and targeted to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Review Course can be financed through Becker with an 18-month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands).

	March 31, 2017		June 30, 2016		March 31, 2016
Gross Institutional Loans		$57,947		$69,825		$71,915
Allowance for Credit Losses:
Balance at July 1	$(20,800)		$(20,630)		$(20,630)
Charge-offs and Adjustments	16,820		7,388		6,290
Recoveries	(497)		(461)		(141)
Additional Provision	(7,186)		(7,097)		(5,691)
Balance at End of Period		(11,663)		(20,800)		(20,172)
Net Institutional Loans		$46,284		$49,025		$51,743

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

Of the net balances above, $18.6 million, $21.7 million and $25.9 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at March 31, 2017, June 30, 2016 and March 31, 2016, respectively, and $27.7 million, $27.3 million and $25.8 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at March 31, 2017, June 30, 2016 and March 31, 2016, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging analysis of past due institutional loans (in thousands).

	March 31,	June 30,	March 31,
	2017	2016	2016
Institutional Loans:
Performing	$47,536	$50,045	$52,775
Nonperforming	10,411	19,780	19,140
Total Institutional Loans	$57,947	$69,825	$71,915

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Loans
Institutional Loans:
March 31, 2017	$5,784	$1,318	$829	$10,411	$18,342	$39,605	$57,947
June 30, 2016	$8,038	$1,512	$924	$19,780	$30,254	$39,571	$69,825
March 31, 2016	$5,882	$2,896	$1,130	$19,140	$29,048	$42,867	$71,915

Loans are considered nonperforming if they are more than 120 days past due. At March 31, 2017, nonperforming loans totaled $10.4 million, of which $10.2 million had a specific allowance for credit losses. At June 30, 2016, nonperforming loans totaled $19.8 million, of which $19.7 million had a specific allowance for credit losses. At March 31, 2016, nonperforming loans totaled $19.1 million, of which $18.8 million had a specific allowance for credit losses.

NOTE 8: DIVIDENDS AND SHARE REPURCHASE PROGRAMS

DeVry Group paid dividends of $11.4 million, $11.6 million and $11.6 million on December 22, 2016, June 24, 2016 and December 23, 2015, respectively. On February 16, 2017, the Board determined to discontinue cash dividend payments. Future dividends will be at the discretion of the Board.

DeVry Group has repurchased shares under the following programs as of March 31, 2017:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,672,250	36.6
February 16, 2017	302,214	10.0
Totals	14,833,977	$544.3

On December 15, 2015, the Board authorized DeVry Group’s ninth share repurchase program, which allowed DeVry Group to repurchase up to $100 million of its common stock through December 31, 2017. A total of 802,948 shares were repurchased during the nine months ended March 31, 2017 under the ninth share repurchase program for an aggregate of $20.5 million. On February 16, 2017, the Board terminated the ninth share repurchase program and authorized DeVry Group’s tenth share repurchase program, which allows DeVry Group to repurchase up to $300 million of its common stock through December 31, 2020. A total of 302,214 shares were repurchased during the nine months ended March 31, 2017 under the tenth share repurchase program for an aggregate of $10.0 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

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

The operations of ACAMS are included in DeVry Group’s Professional Education segment. The results of ACAMS’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

July 1, 2016
Current Assets	$24,895
Property and Equipment	432
Other Long-term Assets	3,200
Intangible Assets	88,600
Goodwill	274,620
Total Assets Acquired	391,747
Liabilities Assumed	37,619
Net Assets Acquired	$354,128

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Becker reporting unit which is classified within the Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include ACAMS’s strategic fit into Becker’s expanding presence in professional education, the reputation of the ACAMS brand as a leader in the industry and potential future growth opportunity. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $88.6 million of acquired intangible assets, $39.9 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The preliminary values and estimated useful lives by asset type are as follows (in thousands):

	July 1, 2016
	Value Assigned	Estimated Useful Life
Customer Relationships	$42,500	10 years
Curriculum	5,000	3 years
Non-compete Agreements	700	1 year
Proprietary Technology	500	4 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade de Imperatriz

On June 1, 2016, DeVry Brazil completed the acquisition of Faculdade de Imperatriz (“Facimp”). Under the terms of the agreement, DeVry Brazil agreed to pay approximately $6.8 million in cash, in exchange for 100% of the stock of Facimp. Approximately $3.5 million of payments were made in the fourth quarter of fiscal year 2016, with additional aggregate payments of approximately $3.3 million required over the succeeding four years. Facimp serves approximately 2,000 students in the city of Imperatriz, and offers undergraduate programs such as a business, accounting, economics, law, nursing, pharmacy, dentistry, pedagogy, systems information and marketing. The acquisition of Facimp further expands DeVry Brazil’s presence in the northeast areas of the country.

The operations of Facimp are included in DeVry Group’s Technology and Business segment. The results of Facimp’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

June 1, 2016
Current Assets	$1,626
Property and Equipment	291
Intangible Assets	2,652
Goodwill	4,997
Total Assets Acquired	9,566
Liabilities Assumed	2,756
Net Assets Acquired	$6,810

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brazil reporting unit which is classified within the Technology and Business segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Facimp’s strategic fit into DeVry Group’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $2.7 million of acquired intangible assets, $2.1 million was assigned to Accreditations and $0.5 million was assigned to Trade Names. None of the acquired intangible assets were determined to be subject to amortization.

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Grupo Ibmec Educacional S.A.

On December 15, 2015, DeVry Brazil completed the acquisition of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”). Under the terms of the agreement, DeVry Brazil agreed to pay approximately $191.0 million in cash, in exchange for 100% of the stock of Grupo Ibmec. Approximately $180.5 million of payments were made in the second quarter of fiscal year 2016, with additional aggregate payments of approximately $10.5 million required over the succeeding six years. Grupo Ibmec is a nationally recognized educational institution and has been widely-known for its academic excellence for more than 40 years. Grupo Ibmec serves more than 15,000 undergraduate and graduate students onsite and online throughout Brazil. The acquisition of Grupo Ibmec continues the process of expanding DeVry Group’s presence in Brazil.

The operations of Grupo Ibmec are included in DeVry Group’s Technology and Business segment. The results of Grupo Ibmec’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

December 15, 2015
Current Assets	$27,615
Property and Equipment	17,968
Other Long-term Assets	2,639
Intangible Assets	59,275
Goodwill	107,888
Total Assets Acquired	215,385
Liabilities Assumed	24,423
Net Assets Acquired	$190,962

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brazil reporting unit which is classified within the Technology and Business segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Grupo Ibmec’s strategic fit into DeVry Group’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $59.3 million of acquired intangible assets, $34.7 million was assigned to Accreditations and $18.4 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of five years. The values and estimated useful lives by asset type are as follows (in thousands):

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

Intangible assets consist of the following (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$13,014	$(9,149)	5 Years
Customer Relationships	42,900	(3,735)	10 Years
Non-compete Agreements	1,640	(1,439)	3 Years
Curriculum/Software	8,113	(2,699)	4 Years
Franchise Contracts	11,087	(1,335)	18 Years
Clinical Agreements	411	(102)	15 Years
Trade Names	1,196	(957)	10 Years
Proprietary Technology	500	(94)	4 Years
Total	$78,861	$(19,510)
Indefinite-Lived Intangible Assets:
Trade Names	$111,008
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brazil Accreditation	101,505
Total	$363,598

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$14,530	$(7,150)
Customer Relationships	400	(170)
Non-compete Agreements	940	(799)
Curriculum/Software	4,038	(1,914)
Franchise Contracts	10,968	(863)
Clinical Agreements	406	(81)
Trade Names	1,183	(858)
Total	$32,465	$(11,835)
Indefinite-Lived Intangible Assets:
Trade Names	$70,731
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brazil Accreditation	100,410
Total	$322,226

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$13,082	$(5,430)
Customer Relationships	400	(160)
Test Prep Relationships	900	(900)
Non-compete Agreements	940	(752)
Curriculum/Software	3,881	(1,786)
Outplacement Relationships	3,900	(1,959)
Franchise Contracts	9,875	(640)
Clinical Agreements	366	(67)
Trade Names	1,064	(746)
Total	$34,408	$(12,440)
Indefinite-Lived Intangible Assets:
Trade Names	$66,808
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	60,700
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brazil Accreditation	90,685
Total	$349,078

Amortization expense for amortized intangible assets was $2.8 million and $8.5 million for the three and nine months ended March 31, 2017, respectively, and $1.4 million and $4.0 million for the three and nine months ended March 31, 2016, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

Fiscal Year	DeVry Brazil	Becker	Total
2017	$3,721	$7,482	$11,203
2018	2,994	6,501	9,495
2019	2,152	6,422	8,574
2020	1,515	4,671	6,186
2021	949	4,440	5,389
Thereafter	7,326	19,686	27,012

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

DeVry Group had six reporting units which contained goodwill as of the third quarter of fiscal year 2017. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill. In analyzing the results of operations and business conditions of all six reporting units as of March 31, 2017, it was determined that no triggering event had occurred during the first nine months of fiscal year 2017 that would indicate the carrying value of a reporting unit had exceeded its fair value.

For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the seven reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. Based on its analysis, management has determined that, as of March 31, 2017, no triggering event had occurred during the first nine months of fiscal year 2017 that would indicate the carrying value of an indefinite-lived intangible asset had exceeded its fair value.

These interim triggering event conclusions were based on the fact that the qualitative analysis of DeVry Group’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2016, except at the Carrington and DeVry University reporting units, and that no interim events or deviations from planned operating results occurred as of March 31, 2017, that would cause management to reassess these conclusions.

In regards to Carrington, although the revenue for the first nine months of fiscal year 2017 was below plan, operating income was better than the fiscal year 2017 operating plan which was used in the May 31, 2016 impairment analysis; thus, management believes that no indicator of further impairment currently exists with this reporting unit. Should declines in student enrollment at Carrington result in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value and indefinite-lived intangible assets could be impaired. This could require a write-off of up to $20.2 million.

The DeVry University reporting unit operating income for the first nine months of fiscal year 2017 was in-line with the operating plan that was used in the May 31, 2016 impairment analysis. This reporting unit is expected to meet planned positive operating results for fiscal year 2017. As a result, management did not believe business conditions had deteriorated such that it was more likely than not that the fair value of DeVry University was below carrying value for this reporting unit or its associated indefinite-lived intangible assets as of March 31, 2017. Based on the May 31, 2016 impairment review, DeVry University’s current and forecasted profitability is sufficient to maintain a fair value greater than its carrying value. The fair value of this reporting unit exceeded its carrying value by 6% as of the May 31, 2016 valuation date. DeVry University has been able to adjust operating expenses to offset in excess of 90% of the revenue declines experienced over the last two years. This has resulted in positive cash flows sufficient to produce a fair value in excess of the carrying value of this reporting unit. Management monitors enrollment and financial performance of the reporting unit. Should management not be able to adjust costs to offset future declines in student enrollment and revenue, resulting in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value, and goodwill and indefinite-lived intangible assets could be impaired. Also, regulatory changes and the outcome of legal or regulatory actions could have a material adverse effect on the financial condition, results of operations and cash flows of DeVry University and impose significant restrictions on the ability of DeVry University to operate. These scenarios could require a write-off of up to $23.8 million of indefinite-lived intangible assets and goodwill.

Operating income and cash flows at all other reporting units for the first nine months of fiscal year 2017 were not materially different from the budgeted amounts used in the impairment analysis as of May 31, 2016. Full year operating results are also forecast to not materially differ from the full year operating plan. Thus, management does not believe any of the reporting units or their associated indefinite-lived intangible assets fair values would have declined enough to fall below the carrying values as of March 31, 2017.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At March 31, 2017, intangible assets from business combinations totaled $422.9 million and goodwill totaled $861.0 million. Together, these assets equaled approximately 55% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

	March 31,	June 30	March 31,
Reporting Unit	2017	2016	2016
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Becker	306,444	32,043	32,386
DeVry Brazil	222,151	223,558	194,409
DeVry University	22,196	22,196	22,196
Carrington	-	-	5,811
Total	$861,001	$588,007	$565,012

The table below summarizes goodwill balances by reporting segment (in thousands):

	March 31,	June 30,	March 31,
Reporting Segment	2017	2016	2016
Medical and Healthcare	$310,210	$310,210	$310,210
Professional Education	306,444	32,043	32,386
Technology and Business	222,151	223,558	194,409
U.S. Traditional Postsecondary	22,196	22,196	28,007
Total	$861,001	$588,007	$565,012

The table below summarizes the changes in the carrying amount of goodwill by segment (in thousands):

				U.S. Traditional Postsecondary
	Medical		Technology		Accumulated
	and	Professional	and		Impairment
	Healthcare	Education	Business	Gross	Losses	Total
Balance at June 30, 2014	$310,210	$33,217	$55,472	$207,913	$(86,933)	$519,879
Acquisitions	-	-	55,915	-	-	55,915
Foreign exchange rate changes	-	(420)	(23,045)	-	-	(23,465)
Balance at June 30, 2015	310,210	32,797	88,342	207,913	(86,933)	552,329
Purchase Accounting Adjustments	-	-	4,575	-	-	4,575
Acquisitions	-	-	108,246	-	-	108,246
Impairments	-	-	-	-	(92,973)	(92,973)
Foreign exchange rate changes	-	(411)	(6,754)	-	-	(7,165)
Balance at March 31, 2016	310,210	32,386	194,409	207,913	(179,906)	565,012
Acquisitions	-	-	7,761	-	-	7,761
Impairments	-	-	-	-	(5,811)	(5,811)
Foreign exchange rate changes	-	(343)	21,388	-	-	21,045
Balance at June 30, 2016	310,210	32,043	223,558	207,913	(185,717)	588,007
Purchase Accounting Adjustments	-	-	(3,122)	-	-	(3,122)
Acquisitions	-	274,620	-	-	-	274,620
Foreign exchange rate changes	-	(219)	1,715	-	-	1,496
Balance at March 31, 2017	$310,210	$306,444	$222,151	$207,913	$(185,717)	$861,001

The increase in the goodwill balance from June 30, 2016 in the Professional Education segment is the result of the addition of $274.6 million with the acquisition of ACAMS.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

	March 31,	June 30,	March 31,
Reporting Segment	2017	2016	2016
Medical and Healthcare	$137,500	$137,500	$137,500
Professional Education	67,812	27,912	27,912
Technology and Business	136,441	134,969	121,321
U.S. Traditional Postsecondary	21,845	21,845	62,345
Total	$363,598	$322,226	$349,078

Total indefinite-lived intangible assets increased by $41.4 million from June 30, 2016. The increase is the result of the addition of $39.9 million with the acquisition of ACAMS and by a change in the value of the Brazilian Real compared to the U.S. dollar. Since DeVry Brazil intangible assets are recorded in the local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 11: RESTRUCTURING CHARGES

During the third quarter and first nine months of fiscal year 2017 and 2016, DeVry Group recorded restructuring charges related to real estate consolidations and reductions in force (“RIF”) at DeVry University, Carrington, the administrative support operations of the medical and veterinary schools and DeVry Group home office. DeVry Group home office is classified as “Home Office and Other” in “Note 15: Segment Information.” These RIF charges, which reduced the DeVry Group workforce by 207 and 303 total positions in the first nine months of fiscal years 2017 and 2016, respectively, represented severance pay and benefits for these employees. These pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2017			Nine Months Ended March 31, 2017
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$137	$530	$667	$137	$530	$667
U.S. Traditional Postsecondary	2,347	3,345	5,692	9,835	3,345	13,180
Home Office and Other	(222)	1,634	1,412	1,706	2,315	4,021
Total	$2,262	$5,509	$7,771	$11,678	$6,190	$17,868

	Three Months Ended March 31, 2016			Nine Months Ended March 31, 2016
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Professional Education	$300	$-	$300	$300	$-	$300
U.S. Traditional Postsecondary	729	1,844	2,573	31,901	7,669	39,570
Total	$1,029	$1,844	$2,873	$32,201	$7,669	$39,870

The following table summarizes the separation and restructuring plan activity for the fiscal years 2017 and 2016, for which cash payments are required (in thousands):

Liability balance at June 30, 2015	$26,992
Increase in liability (separation and other charges)	67,495
Reduction in liability (payments and adjustments)	(46,264)
Liability balance at June 30, 2016	48,223
Increase in liability (separation and other charges)	14,889
Reduction in liability (payments and adjustments)	(23,074)
Liability balance at March 31, 2017	$40,038

Of this liability balance, $17.7 million is recorded as Accrued Expenses and $22.3 million is recorded as Deferred Rent and Other Liabilities on the Consolidated Balance Sheet at March 31, 2017. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to 8 years.

NOTE 12: INCOME TAXES

The effective income tax rates on income were 14.8% and 3.2% for the third quarter and first nine months of fiscal year 2017, respectively, compared to 12.7% and 9.1% for the third quarter and first nine months of fiscal year 2016. A tax benefit of $22.1 million was recorded in the second quarter of fiscal year 2017 for settlement costs of various regulatory authority litigation. A tax benefit of $13.4 million was recorded in the second quarter of fiscal year 2016 for the impairment and write-down of intangible assets. The effective tax rate excluding the regulatory settlement and impairment costs were 17.8% and 13.2% for the first nine months of fiscal years 2017 and 2016, respectively. The tax rates increased in fiscal year 2017 compared to fiscal year 2016 due to an increase in earnings from U.S. operations, which are taxed at a higher rate than income from foreign operations. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the U.S. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes, and under current laws, will not be subject to U.S. taxation. As of March 31, 2017, June 30, 2016 and March 31, 2016, cumulative undistributed earnings attributable to international operations were approximately $994 million, $891 million and $861 million, respectively.

NOTE 13: DEBT

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. Up to $50 million of the Aggregate Commitment was available for letters of credit. On October 4, 2016, DeVry Group entered into a First Amendment to Credit Agreement (the “Credit Agreement Amendment”), which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. This increase was requested to accommodate the requirements of the negotiated settlement agreement with the U.S. Department of Education which requires DeVry University to post a letter of credit for $68.4 million (see “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies” for additional information regarding this settlement agreement). DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of March 31, 2017, DeVry Group borrowings under this agreement were $120 million with a weighted average interest rate of 3.45%. There were no outstanding borrowings under the revolving credit facility as of June 30, 2016 or March 31, 2016. Borrowings were made in the first quarter of fiscal year 2017 to fund the acquisition of ACAMS as discussed in “Note 9: Business Combinations.” Additional borrowings were made in the second quarter of fiscal year 2017 to fund the FTC settlement discussed in “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies.” There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. DeVry Group letters of credit outstanding under this agreement were $68.5 million as of March 31, 2017 and $0.1 million as of each of June 30, 2016 and March 31, 2016. As of March 31, 2017, DeVry Group is charged an annual fee equal to 2.5% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.4% of the undrawn portion of the credit facility as of March 31, 2017. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. DeVry Group was in compliance with the debt covenants as of March 31, 2017.

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

By Order dated November 28, 2016, the district court ordered the Petrizzo and Jara Cases be consolidated under the Petrizzo caption for all further purposes. On December 5, 2016, plaintiffs filed an amended consolidated complaint on behalf of 38 individual plaintiffs and others similarly situated. The amended consolidated complaint seeks to bring claims on behalf of the named individuals and a putative nationwide class of individuals for unjust enrichment and alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Private Businesses and Vocational Schools Act of 2012. In additional, it purports to assert causes of action on behalf of certain of the named individuals and 15 individual state-specific putative classes for alleged violations of 15 different states’ consumer fraud, unlawful trade practices, and consumer protection laws. Finally, it seeks to bring individual claims under Georgia state law on behalf of certain named plaintiffs. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief. The DeVry Parties moved to dismiss the complaint on February 3, 2017.

On January 17, 2017, Harriet Myers filed a complaint derivatively on behalf of DeVry Group in the United States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Timothy J. Wiggins, Richard M. Gunst, Patrick J. Unzicker, Christopher B. Begley, David S. Brown, Lisa W. Wardell, Ann Weaver Hart, Lyle Logan, Alan G. Merten, Fernando Ruiz, Ronald L. Taylor and James D. White. DeVry Group was named as a nominal defendant only. The plaintiffs have agreed to a stipulated order moving the case to United States District Court for the District of Delaware. Citing the FTC lawsuit and settlement, the January 2016 Notice and ED settlement, and the allegations in the lawsuit filed by the Pension Trust Fund for Operating Engineers, each referenced above, the plaintiff alleges that the individual defendants have breached their fiduciary duties and violated federal securities law since at least 2011. The plaintiff asserts that the individual defendants permitted DeVry Group to engage in unlawful conduct, failed to correct misconduct or prevent its recurrence, and failed to ensure the accurate dissemination of information to shareholders. The complaint attempts to state three claims: (i) breach of fiduciary duty by all named defendants for allegedly allowing the illegal conduct to occur, (ii) unjust enrichment by all individual defendants in the receipt of compensation, and (iii) violation of Section 14(a) by failing to disclose the alleged illegal scheme in proxy statements and falsely stating that compensation was based on “pay for performance” where those performance results were allegedly false. Plaintiff seeks on behalf of DeVry Group monetary, injunctive and other unspecified relief.

NOTE 15: SEGMENT INFORMATION

DeVry Group’s principal business is providing postsecondary education. During the third quarter of fiscal year 2017, DeVry Group affected a change to reportable segments to align with current strategic priorities and resource allocation. DeVry Group presents four reportable segments: “Medical and Healthcare,” which includes the operations of Chamberlain and the medical and veterinary schools (which includes AUC, RUSM and RUSVM); “Professional Education,” which includes the operations of Becker; “Technology and Business,” which includes the operations of DeVry Brazil; and “U.S. Traditional Postsecondary,” which includes the operations of DeVry University and Carrington.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry Group’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. “Home Office and Other” includes activity not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. The accounting policies of the segments are the same as those described in “Note 4: Summary of Significant Accounting Policies.”

Summary financial information by reporting segment is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue:
Medical and Healthcare	$208,153	$210,215	$609,331	$590,616
Professional Education	29,810	23,683	91,906	71,417
Technology and Business	61,810	48,062	193,437	121,405
U.S. Traditional Postsecondary	152,951	193,008	465,666	590,643
Intersegment Elimination and Other	(635)	(747)	(2,009)	(2,245)
Total Consolidated Revenue	$452,089	$474,221	$1,358,331	$1,371,836
Operating Income (Loss):
Medical and Healthcare	$50,150	$57,450	$146,166	$140,920
Professional Education	2,619	5,905	8,810	15,638
Technology and Business	5,358	(1,583)	16,864	(1,447)
U.S. Traditional Postsecondary (1)	(5,724)	2,942	(21,411)	(132,827)
Home Office and Other (1)	(5,110)	(3,867)	(65,183)	(9,569)
Total Consolidated Operating Income	$47,293	$60,847	$85,246	$12,715
Segment Assets:
Medical and Healthcare	$888,413	$830,493	$888,413	$830,493
Professional Education	450,769	109,478	450,769	109,478
Technology and Business	609,624	504,640	609,624	504,640
U.S. Traditional Postsecondary	258,810	570,976	258,810	570,976
Home Office and Other (2)	110,193	81,472	110,193	81,472
Total Consolidated Assets	$2,317,809	$2,097,059	$2,317,809	$2,097,059
Additions to Long-Lived Assets:
Medical and Healthcare	$3,574	$2,798	$10,418	$16,571
Professional Education	66	220	363,724	815
Technology and Business	4,882	5,557	12,495	194,111
U.S. Traditional Postsecondary	1,679	2,945	5,080	14,182
Home Office and Other	1,922	2,080	4,464	9,667
Total Consolidated Additions to Long-Lived Assets	$12,123	$13,600	$396,181	$235,346
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$12,123	$9,956	$32,529	$51,004
Increase in Capital Assets from Acquisitions	-	-	4,913	13,487
Increase in Intangible Assets and Goodwill	-	3,644	358,739	170,855
Total Increase in Consolidated Long-Lived Assets	$12,123	$13,600	$396,181	$235,346
Depreciation Expense:
Medical and Healthcare	$6,652	$7,526	$19,850	$21,057
Professional Education	119	66	466	549
Technology and Business	2,881	1,272	6,991	3,535
U.S. Traditional Postsecondary	5,773	7,805	17,689	24,719
Home Office and Other	2,936	3,310	8,932	9,489
Total Consolidated Depreciation Expense	$18,361	$19,979	$53,928	$59,349
Intangible Asset Amortization Expense:
Professional Education	$1,893	$147	$5,679	$447
Technology and Business	899	1,200	2,808	3,325
U.S. Traditional Postsecondary	-	65	-	190
Total Consolidated Amortization Expense	$2,792	$1,412	$8,487	$3,962

(1) U.S. Traditional Postsecondary and Home Office and Other Operating Income includes $4.1 million and $52.2 million in charges, respectively, in the nine months ended March 31, 2017 for regulatory settlements as described in "Note 3: Regulatory Settlements."

(2) In addition to the change in reportable segments, Home Office and Other Segment Assets and Total Consolidated Assets in fiscal year 2016 have been revised to reflect the reclassification of deferred tax assets and liabilities related to adoption of ASU No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes."

DeVry Group conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the three-month and nine-month periods ended March 31, 2017 and 2016. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue from Unaffiliated Customers:
Domestic Operations	$305,639	$336,927	$901,261	$982,656
International Operations:
Dominica, St. Kitts and St. Maarten	83,237	88,263	260,083	262,963
Brazil	61,810	48,063	193,437	121,405
Other	1,403	968	3,550	4,812
Total International	146,450	137,294	457,070	389,180
Total Consolidated Revenue	$452,089	$474,221	$1,358,331	$1,371,836
Long-Lived Assets:
Domestic Operations	$260,101	$309,281	$260,101	$309,281
International Operations:
Dominica, St. Kitts and St. Maarten	188,511	183,146	188,511	183,146
Brazil	117,412	92,779	117,412	92,779
Other	3,746	27	3,746	27
Total International	309,669	275,952	309,669	275,952
Total Consolidated Long-Lived Assets	$569,770	$585,233	$569,770	$585,233

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

The seasonal pattern of DeVry Group’s enrollments and its educational programs’ starting dates affect the results of operations and the timing of cash flows. Therefore, management believes that comparisons of its results of operations should primarily be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

Following changes in strategic priorities that were implemented in the third quarter of fiscal year 2017, DeVry Group is reporting its financial performance based on four reporting segments (Medical and Healthcare, Professional Education, Technology and Business, and U.S. Traditional Postsecondary) beginning with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Prior periods are presented in accordance with these changes. Management has determined that these reporting segments align with DeVry Group’s current strategic priorities and resource allocation. DeVry Group’s Chief Operating Decision Maker, its President and Chief Executive Officer, regularly reviews financial information and evaluates operating and management performance based on these new segments. See Item 1, “Note 15: Segment Information” to the Consolidated Financial Statements for further discussion.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry Group’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Group or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry Group’s results are described throughout this report, including those in Item 1, “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements, “Item 1 – Legal Proceedings,” “Item 1A – Risk Factors,” and in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on August 25, 2016, including, without limitation, in “Item 1A – Risk Factors” and in the subsections of “Item 1 – Business” entitled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Career Services,” “Seasonality” and “Employees.”

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

OVERVIEW

During the third quarter of fiscal year 2017, DeVry Group’s revenue and net income decreased compared to the year-ago quarter. Revenue in the Medical and Healthcare and U.S. Traditional Postsecondary segments declined in the third quarter, which was partially offset by revenue growth in the Professional Education and Technology and Business segments. Operational and financial highlights for the third quarter and first nine months of fiscal year 2017 include:

•	Chamberlain University (“Chamberlain”) revenue grew by 2.4% compared to the year-ago quarter. For the March 2017 session, total student enrollment at Chamberlain increased 7.3% to 29,726 students compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations. In the third quarter of fiscal year 2017, Chamberlain College of Nursing was approved to become Chamberlain University, and Chamberlain received approval to launch a Master of Public Health (“MPH”) degree program. MPH classes are expected to start in July 2017.

•	DeVry Education of Brazil (“DeVry Brazil”) revenue grew by 28.6% compared to the year-ago quarter (grew 5.3% excluding the effect of the increase in value of the Brazilian Real as compared to the U.S dollar). For the March 2017 session, total student enrollment at DeVry Brazil increased 0.4% to 79,564 students compared to the same term last year.

•	DeVry Group recorded pre-tax restructuring charges of $7.8 million in the third quarter of fiscal year 2017. Of these charges, $5.5 million related to severance for workforce reductions and $2.3 million related to real estate consolidations. During the remainder of fiscal year 2017, DeVry Group expects to continue cost reduction efforts which would result in additional restructuring charges.

•	The DeVry Group Board of Directors (“the Board”) approved its tenth share repurchase program in February 2017, authorizing DeVry Group to repurchase up to $300 million of its common stock through December 31, 2020 and determined to discontinue cash dividend payments. In connection with such action, the Board simultaneously terminated further stock repurchases under DeVry Group’s ninth share repurchase program and commenced its tenth, share repurchase program by repurchasing a total of 428,348 shares of its common stock at an average cost of $33.08 per share during the third quarter of fiscal year 2017.

•	DeVry Group generated $169.5 million of operating cash flow during the first nine months of fiscal year 2017. As of March 31, 2017, cash and cash equivalents totaled $209.9 million and outstanding borrowings totaled $120.0 million.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the third quarter and first nine months of fiscal year 2017, DeVry Group recorded special items related to the following:

•	Restructuring charges related to severance for workforce reductions and real estate consolidations at the medical and veterinary schools, DeVry University, Carrington College (“Carrington”) and DeVry Group’s home office in order to align its cost structure with enrollments.
•	Charges arising from the settlement agreements with the Federal Trade Commission (“FTC”) and Office of the Attorney General of the State of New York (“NYAG”).
•	A charge related to an asset fair value write-down of its Pomona, California campus.

During the third quarter and first nine months of fiscal year 2016, DeVry Group recorded special items related to the following:

•	Restructuring charges related to severance for workforce reductions and real estate consolidations at DeVry University and real estate consolidations at Carrington in order to align its cost structure with enrollments.
•	An asset impairment charge related to the write-down of Carrington's intangible assets and goodwill.
•	An asset fair value write-down at Becker Professional Education (“Becker”).
•	A gain on the sale of the DeVry University, Fremont, California campus and student housing facilities.

The following table illustrates the effects of the special items on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these special items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the special nature of the restructuring charges, regulatory settlements, loss on assets held for sale, asset impairment charges and gain on sale of assets. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net Income	$39,859	$51,925	$79,424	$6,803
Earnings per Share (diluted)	$0.62	$0.81	$1.24	$0.11
Restructuring Expense	$7,771	$2,873	$17,868	$39,870
Effect on Earnings per Share (diluted)	$0.12	$0.04	$0.28	$0.62
Regulatory Settlements	$-	$-	$56,252	$-
Effect on Earnings per Share (diluted)	$-	$-	$0.88	$-
Loss on Assets Held for Sale	$-	$-	$4,764	$-
Effect on Earnings per Share (diluted)	$-	$-	$0.07	$-
Asset Impairment Charge	$-	$-	$-	$99,473
Effect on Earnings per Share (diluted)	$-	$-	$-	$1.54
Gain on Sale of Assets	$-	$(3,849)	$-	$(3,849)
Effect on Earnings per Share (diluted)	$-	$(0.06)	$-	$(0.06)
Income Tax Impact on Non-GAAP Adjustments (1)	$(2,685)	$(5,356)	$(29,942)	$(28,250)
Effect on Earnings per Share (diluted)	$(0.04)	$(0.08)	$(0.46)	$(0.44)
Net Income Excluding Special Items, net of tax	$44,945	$45,593	$128,366	$114,047
Earnings per Share Excluding Special Items (diluted)	$0.70	$0.71	$2.01	$1.77
Diluted Shares used in EPS calculation	64,266	64,353	63,991	64,477

(1) Represents the income tax impact of non-GAAP adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first three and nine months of both the current and prior fiscal year. Percentages may not add because of rounding.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	52.9%	53.3%	53.7%	53.9%
Student Services and Administrative Expense	34.9%	34.1%	34.2%	35.3%
Restructuring Expense	1.7%	0.6%	1.3%	2.9%
Regulatory Settlements	0.0%	0.0%	4.1%	0.0%
Loss on Assets Held for Sale	0.0%	0.0%	0.4%	0.0%
Asset Impairment Charge	0.0%	0.0%	0.0%	7.3%
Gain on Sale of Assets	0.0%	(0.8)%	0.0%	(0.3)%
Total Operating Cost and Expense	89.5%	87.2%	93.7%	99.1%
Operating Income	10.5%	12.8%	6.3%	0.9%
Net Interest Expense	(0.1)%	(0.3)%	(0.2)%	(0.4)%
Income Before Income Taxes	10.4%	12.5%	6.1%	0.5%
Income Tax Provision	(1.5)%	(1.6)%	(0.2)%	(0.0)%
Net Income	8.9%	11.0%	5.9%	0.5%
Net Income Attributable to Noncontrolling Interest	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Net Income Attributable to DeVry Education Group	8.8%	10.9%	5.8%	0.5%

REVENUE

The following tables present revenue by reporting segment detailing the changes from the year-ago comparative periods including disclosures of the effect of acquisitions and changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for the third quarter of fiscal year 2017 of $452.1 million decreased $22.1 million or 4.7% compared to the year-ago quarter. For the first nine months of fiscal year 2017, total consolidated revenue decreased $13.5 million or 1.0% to $1,358.3 million compared to the year-ago period. Included in the third quarter and first nine months of fiscal year 2017 revenue are:

•	$8.5 million and $68.9 million, respectively, related to the fiscal year 2017 acquisition at Becker of Association of Anti-Money Laundering Specialists (“ACAMS”) and acquisitions at DeVry Education of Brazil (“DeVry Brazil”) of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) which occurred in the second quarter of fiscal year 2016 and Faculdade de Imperatriz (“Facimp”) which occurred in the fourth quarter of fiscal year 2016.

•	$11.2 million and $22.9 million related to the increase in value of the Brazilian Real compared to the U.S. dollar, respectively. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period.

Revenue results by segment are discussed in more detail in the sections below.

	Three Months Ended March 31, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Revenue:
Fiscal Year 2016 as Reported	$210,215	$23,683	$48,062	$193,008	$(747)	$474,221
Organic Growth (Decline)	(2,062)	(728)	938	(40,057)	112	(41,797)
Effect of Acquisitions	-	6,855	1,605	-	-	8,460
Effect of Currency Change	-	-	11,205	-	-	11,205
Fiscal Year 2017 as Reported	$208,153	$29,810	$61,810	$152,951	$(635)	$452,089

Fiscal Year 2017 % Change:
Organic Growth (Decline)	(1.0)%	(3.1)%	2.0%	(20.8)%	NM	(8.8)%
Effect of Acquisitions	-	28.9%	3.3%	-	NM	1.8%
Constant Currency Change	(1.0)%	25.9%	5.3%	(20.8)%	NM	(7.0)%
Effect of Currency Change	-	-	23.3%	-	NM	2.4%
Fiscal Year 2017 % Change as Reported	(1.0)%	25.9%	28.6%	(20.8)%	NM	(4.7)%

	Nine Months Ended March 31, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Revenue:
Fiscal Year 2016 as Reported	$590,616	$71,417	$121,405	$590,643	$(2,245)	$1,371,836
Organic Growth (Decline)	18,715	(5,010)	5,726	(124,977)	236	(105,310)
Effect of Acquisitions	-	25,499	43,439	-	-	68,938
Effect of Currency Change	-	-	22,867	-	-	22,867
Fiscal Year 2017 as Reported	$609,331	$91,906	$193,437	$465,666	$(2,009)	$1,358,331

Fiscal Year 2017 % Change:
Organic Growth (Decline)	3.2%	(7.0)%	4.7%	(21.2)%	NM	(7.7)%
Effect of Acquisitions	-	35.7%	35.8%	-	NM	5.0%
Constant Currency Change	3.2%	28.7%	40.5%	(21.2)%	NM	(2.7)%
Effect of Currency Change	-	-	18.8%	-	NM	1.7%
Fiscal Year 2017 % Change as Reported	3.2%	28.7%	59.3%	(21.2)%	NM	(1.0)%

NM - Not Meaningful

Management expects that for the fourth quarter of fiscal year 2017, revenue will decline 3 to 4 percent compared to the fourth quarter of fiscal year 2016. Revenue growth within the Medical and Healthcare, Technology and Business, and Professional Education segments are expected to be offset by U.S. Traditional Postsecondary’s continuing revenue declines resulting from the impact of lower new and total student enrollment.

Medical and Healthcare

Medical and Healthcare segment revenue decreased 1.0% to $208.2 million in the third quarter and increased 3.2% to $609.3 million for the first nine months of fiscal year 2017 compared to the year-ago periods. Revenue decreases at the medical and veterinary schools in both the third quarter and the first nine months of fiscal year 2017 were partially offset for the quarter, and fully offset for the first nine months, by revenue increases at Chamberlain. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain University

Chamberlain University Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017
New Students	2,144	5,003	2,660	4,185	2,713
% Change from Prior Year	(1.7)%	1.2%	3.2%	(3.0)%	11.7%
Total Students	25,229	28,781	28,268	29,789	29,726
% Change from Prior Year	15.9%	11.5%	10.2%	6.6%	7.3%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	2,180	4,942	2,577	4,316	2,429	3,635
% Change from Prior Year	5.5%	27.9%	20.6%	16.6%	12.1%	13.4%
Total Students	21,760	25,802	25,654	27,938	27,694	27,406
% Change from Prior Year	23.6%	23.3%	23.3%	21.2%	19.8%	18.9%

Chamberlain revenue increased 2.4% and 6.6% for the third quarter and first nine months of fiscal year 2017, respectively, compared to the year-ago periods, driven primarily by enrollment increases. Negatively impacting revenue growth in the current fiscal year was a change in the BSN curriculum which reduced the number of credit hours required for graduation to align with requirements in several states. The July through January 2017 session new student, year-over-year enrollment comparisons showing lower or negative growth were the result of increased competition. In addition, enrollment caps at some newer Chamberlain locations and, prior to the January 2017 session, management’s enrollment limits in the Family Nurse Practitioner (“FNP”) program contributed to lower new student enrollment. Beginning with the January 2017 session, Chamberlain lifted the self-imposed enrollment limits on the FNP program which had a positive impact on new student enrollment.

Chamberlain has been notified by the Texas Board of Nursing (“TBN”) that effective January 19, 2017, the Chamberlain campus in Houston, Texas was placed on conditional approval as a result of falling below the state required first time pass rate of Chamberlain Houston graduates on the National Council of Nursing Licensure Exam (“NCLEX”). Conditional status prohibits the campus from admitting new students to its program through September 2017. Management expects that it will be able to increase and maintain NCLEX scores above the threshold by September 30, 2017, and that the TBN will allow Chamberlain to return to full approval in October 2017. Average total enrollment at this campus in fiscal year 2017 is 403 students which represents less than 5 percent of total Chamberlain campus-based enrollment for fiscal year 2017. This change in status does not affect the other two Chamberlain campuses in Texas.

Chamberlain currently operates 20 campuses in 14 states and was recently granted initial approval to construct a campus in New Orleans, Louisiana. After obtaining appropriate regulatory approvals, we anticipate a campus opening in fiscal year 2019. Chamberlain will focus on further strengthening programs and resources in a competitive environment. Management believes Chamberlain remains well-positioned to support the high demand for nursing well into the future.

Tuition Rates:

•	Effective for sessions beginning in May 2016, tuition is $675 per credit hour for students enrolling in the Chamberlain Bachelor of Science in Nursing (“BSN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate represents a 1.5% increase over the prior year. This amount does not include the cost of supplies, transportation and living expenses; books are included.

•	Effective for sessions beginning in May 2016, tuition is $590 per credit hour for students enrolled in the Chamberlain Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree option. Tuition for students enrolled in the online Master of Science in Nursing (“MSN”) program is $650 per credit hour. The online Doctor of Nursing Practice (“DNP”) program is offered at $750 per credit hour. All of these tuition rates are unchanged from the prior year.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2017
Term	Sept. 2016	Jan. 2017
New Students	806	462
% Change from Prior Year	(18.7)%	(10.8)%
Total Students	6,168	5,863
% Change from Prior Year	(5.8)%	(8.0)%

	Fiscal Year 2016
Term	Sept. 2015	Jan. 2016	May 2016
New Students	991	518	535
% Change from Prior Year	17.7%	(7.5)%	(13.3)%
Total Students	6,546	6,374	5,850
% Change from Prior Year	2.2%	3.7%	(2.1)%

Medical and veterinary schools revenue decreased 5.7% and 1.1% for the third quarter and first nine months of fiscal year 2017, respectively, compared to the year-ago periods, driven primarily by enrollment declines at American University of the Caribbean (“AUC”) and Ross University School of Medicine (“RUSM”), partially offset by tuition price increases at AUC and RUSM, and enrollment increases at Ross University School of Veterinary Medicine (“RUSVM”). As displayed in the table above, consolidated medical and veterinary school new and total student enrollment declined in each of the last three semesters. The enrollment declines were primarily the result of increased competition. Management is reviewing alternatives for differentiating the medical and veterinary schools from the competition and improving the effectiveness of marketing strategies, including restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year.

Management believes the demand for medical education remains strong and can support management’s longer-term growth expectations to grow new enrollments in the low-single digit range; however, heightened competition may adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective September 2016, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $20,960 and $23,450, respectively, per semester. These tuition rates represent a 3.5% increase over the prior academic year.

•	Effective September 2016, tuition rates for the beginning basic sciences and final clinical rotation portions of the programs at RUSM are $21,325 and $23,530, respectively, per semester. These tuition rates represent a 3.6% increase over the prior academic year.

•	Effective September 2016, tuition rates for the basic sciences and final clinical portion of the programs at RUSVM are $18,310 and $22,985, respectively, per semester. These tuition rates have not increased over the prior academic year.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses and health insurance.

Professional Education

Revenue in the Professional Education segment, which is composed solely of Becker, increased 25.9% to $29.8 million in the third quarter and increased 28.7% to $91.9 million for the first nine months of fiscal year 2017 compared to the year-ago periods. Included in the third quarter and first nine months of fiscal year 2017 revenue is $6.9 million and $25.5 million, respectively, related to the fiscal year 2017 acquisition of ACAMS. The acquisition of ACAMS in the first quarter of fiscal year 2017 accounted for all of the revenue growth at Becker. Excluding ACAMS, Becker revenue decreased 3.1% and 7.0% in the third quarter and first nine months of fiscal year 2017, respectively, compared to the year-ago periods. The decrease is driven by a decline in the number of CPA exam candidates taking the Becker review course compared to the prior year.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of DeVry Brazil, increased 28.6% to $61.8 million in the third quarter and increased 59.3% to $193.4 million for the first nine months of fiscal year 2017 compared to the year-ago periods. Included in the third quarter and first nine months of fiscal year 2017 revenue is $1.6 million and $43.4 million, respectively, related to the second quarter of fiscal year 2016 acquisition of Grupo Ibmec and the fourth quarter of fiscal year 2016 acquisition of Facimp. The increase in value of the Brazilian Real compared to the U.S. dollar increased reported revenue for the third quarter and first nine months of fiscal year 2017 by $11.2 million and $22.9 million, respectively, compared to the year-ago periods. On a constant currency basis, revenue increased by 5.3% and 40.5% in the third quarter and first nine months of fiscal year 2017, respectively, compared to the year-ago periods. The fiscal year 2016 acquisitions of Grupo Ibmec and Facimp contributed approximately 63% and 88% of this revenue growth at DeVry Brazil in the third quarter and first nine months of fiscal year 2017, respectively, compared to the year-ago periods.

Brazil’s economy continues to present challenges for enrollment growth and is creating pricing pressures in the education sector. DeVry Brazil’s new student enrollment has been negatively impacted by these conditions as well as reductions in the “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) program. Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, DeVry Brazil’s ability to grow its student enrollment may be further impacted.

Key trends for DeVry Brazil are set forth below.

DeVry Brazil Student Enrollment:

	Fiscal Year 2017		Fiscal Year 2016
Term	Sept. 2016	Mar. 2017	Sept. 2015	Mar. 2016
New Students	15,892	22,531	14,399	24,768
% Change over Prior Year	10.4%	(9.0)%	176.0%	26.4%
Total Students	76,862	79,564	57,819	79,280
% Change over Prior Year	32.9%	0.4%	72.1%	35.0%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damásio Educacional (“Damasio”). The effect of acquisitions on the enrollment figures are as follows:

•	The acquisition of Facimp, which occurred in the fourth quarter of fiscal year 2016, added 622 new student enrollments and 2,050 total student enrollment to the March 2017 semester totals. Excluding the effect of this acquisition, new enrollment decreased 11.5% and total enrollment decreased 2.2% in the March 2017 semester compared to the year-ago semester.

•	The acquisitions of Grupo Ibmec, which occurred in the second quarter of fiscal year 2016, and Facimp added 3,322 new student enrollments and 16,688 total student enrollment to the September 2016 semester totals. Excluding the effect of these acquisitions, new enrollment decreased 12.7% and total enrollment increased 4.1% in the September 2016 semester compared to the year-ago semester.

•	The acquisition of Grupo Ibmec added 4,364 new student enrollments and 16,348 total student enrollments to the March 2016 semester totals. Excluding the effect of this acquisition, new enrollment increased 4.2% and total enrollment increased 7.2% in the March 2016 semester compared to the year-ago semester.

•	Acquisitions occurring after the first quarter of fiscal year 2015 added 9,444 new student enrollments and 22,249 total student enrollments to the September 2015 semester totals. Excluding the effect of these acquisitions, new enrollment decreased 5.0% and total enrollment increased 5.9% in the September 2015 semester compared to the year-ago semester.

DeVry Brazil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”) which may impose limits on the number of students who can be enrolled in its programs. Previous restrictions at Faculdade Área1 (“ÁREA1”) were removed in September 2015. There are currently no restrictions on any DeVry Brazil institutions or programs.

DeVry Brazil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As of June 30, 2016, approximately 31% of DeVry Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 29% of DeVry Brazil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts, decreasing the monthly maximum family income limits that students’ families must not exceed in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%.

DeVry Brazil institutions have increased efforts to attract more non-FIES students in order to diversify its payer mix. Also, DeVry Brazil is working with private lenders to increase funding sources for prospective students. Management believes DeVry Brazil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing FIES loans. However, the changes in the FIES program have impacted DeVry Brazil’s growth due to fewer students qualifying for the FIES program.

U.S. Traditional Postsecondary

U.S. Traditional Postsecondary segment revenue decreased 20.8% to $153.0 million in the third quarter and decreased 21.2% to $465.7 million for the first nine months of fiscal year 2017 compared to the year-ago periods, as a result of a decline in student enrollment as DeVry University repositions itself to stabilize enrollment. DeVry University revenue decreased 23.7% to $119.4 million in the third quarter and decreased 23.8% to $362.7 million for the first nine months of fiscal year 2017 compared to the year-ago periods. Increased discounting and use of scholarships have also contributed to the decline in revenue. In addition, revenue decreased at Carrington by 8.3% and 10.1%, compared to the year-ago quarter and nine-month period, respectively, also driven by a decline in total student enrollment. Enrollment declines are expected to continue at each institution for the remainder of fiscal year 2017, which will result in lower revenue. Key trends for DeVry University and Carrington are set forth below.

DeVry University

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017
New Students	2,953	3,432	3,092	2,528	2,545
% Change over Prior Year	(26.2)%	(14.3)%	7.2%	(16.7)%	(14.3)%
Total Students	24,213	24,540	24,015	22,994	22,192
% Change over Prior Year	(22.6)%	(22.9)%	(20.3)%	(21.6)%	(20.9)%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	4,000	4,006	2,883	3,036	2,970	2,982
% Change over Prior Year	(18.6)%	(24.0)%	(31.4)%	(29.1)%	(28.5)%	(21.9)%
Total Students	31,293	31,843	30,132	29,313	28,069	26,492
% Change over Prior Year	(15.9)%	(20.1)%	(21.2)%	(22.7)%	(22.4)%	(23.3)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017
Total Coursetakers	9,742	10,146	9,589	9,553	9,185
% Change from Prior Year	(19.4)%	(21.6)%	(23.1)%	(22.8)%	(21.5)%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
Total Coursetakers	12,084	12,937	12,463	12,368	11,699	10,810
% Change from Prior Year	(12.7)%	(16.7)%	(17.7)%	(18.1)%	(20.1)%	(21.7)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

DeVry University new undergraduate student enrollment increased 7.2% for the November 2016 session compared to the same session last year. This increase was principally the result of former students of ITT Educational Services enrolling in DeVry University programs after it ceased operations.

Tuition Rates:

•	For fiscal year 2017, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for new students. If a student was enrolled before September 2015, they will continue to pay $609 per credit hour for up to seven credit hours and $365 for each credit hour in excess of seven credit hours, as they are covered under DeVry University’s Fixed Tuition Promise (“FTP”). DeVry University has frozen both undergraduate and graduate tuition for the past several years. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	For fiscal year 2017, Keller Graduate School of Management (“Keller”) program tuition per course is $2,298. This rate is unchanged from the prior year.

•	Any tuition rate increases after July 2017 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its FTP or, if later, at the time of their enrollment. To remain eligible for the FTP students may not miss more than five consecutive sessions.

Management believes the decreases in undergraduate and graduate enrollment and the resulting continued decline in revenue have been due to several internal and external factors which have resulted in a reduction in interest and lower demand for DeVry University’s programs, including the following:

•	Heightened competition from both public and private-sector education providers. Management believes heightened competition at the local level has increased, as traditional four-year colleges are targeting adult students, DeVry University’s largest student segment, to a much greater extent. In addition, public-sector and independent colleges are taking share from national competitors.

•	Our competitors offer programs and degrees at a lower price than DeVry University. While students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than many of its public and private-sector competitors. This has resulted in increasing pricing pressure, which hinders revenue growth. DeVry University has not raised its per credit hour tuition since July 2012 and does not anticipate having the ability to raise prices in the near-term.

•	Management has purposefully reduced new student enrollments by discontinuing programs that do not differentiate DeVry University or support the “DeVry Tech” value proposition. This “DeVry Tech” initiative infuses a foundation of technology skills, or “Tech Path,” into all of DeVry University program offerings.

•	Regulatory and other legal actions and the claims contained in these actions may have diminished DeVry University’s reputation in the education sector. These actions and the resulting negative publicity may have decreased interest by potential students. Management believes the settlement of the FTC litigation and our denying of all wrongdoing should enable DeVry University to alleviate potential student concerns; however, we cannot quantify how this may affect future enrollment.

•	The regulatory environment in which DeVry University currently operates and the national attention on the for-profit education industry, including the failure of several high profile competitors, hinders our ability to attract new students, which is expected to continue into the foreseeable future.

•	The state of the general economic environment has had an impact on price sensitivity and the ability and willingness of students to incur debt to finance their education. Also, during periods when unemployment rates decline or remain stable, as in recent years, prospective students have more employment options and may forgo or delay obtaining a postsecondary education.

New student enrollment declines will continue to drive down total student enrollment, which will result in revenue declines on the magnitude of the percentage declines in total students. To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy, which includes both near-term actions to stabilize enrollments and maintain positive economics and longer-term investments to increase competitiveness and differentiation. Management’s plans include attracting additional new students and improving the persistence of existing students. Over the long-term, management’s goal is to transform DeVry University by improving the student experience and programs, addressing affordability and improving awareness of the university’s programs. Management expects to accomplish this with more effective marketing, launching new, flexible programs, creating shorter programs, creating certificate programs, deploying a new student-centric scheduling system, optimizing the pricing structure and the use of scholarships, and increasing focus on corporate and employer relationships. Indicative of our efforts to improve enrollment is the launch of the “DeVry Tech” initiative in January 2017. Whether a student is taking a healthcare program, a business program or a technology program, they will graduate with not only an expertise in their chosen major, but also a strong foundation of technology skills that will help them bring together people, processes, data and devices to help solve business problems for their employer. Management believes this approach will further establish a reputation for DeVry University graduates as highly valued employees recognized for using technology to solve problems.

DeVry University enrollment declines have reduced revenue by almost 50% since fiscal year 2014. In response, management has focused on increasing cost efficiencies and has reduced costs by approximately 48% over this time period through the following methods:

•	Analyzing facility usage requirements and rightsizing the DeVry University footprint in each market in which it operates. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 39 campus locations and completed additional campus size reductions. This is expected to result in full fiscal year 2017 facility costs that are approximately $34 million, or 45%, lower compared to fiscal year 2014. As of the commencement of the March 2017 session, DeVry University operates 60 campus locations, and management continues to evaluate campus performance. Management has made the decision to sell the DeVry University owned facility in Pomona, California and is intending to remain in this market in a smaller leased space. Management is also currently renegotiating leases in several other markets to reduce space and lower future operating costs.

•	Optimizing course scheduling to better utilize classrooms and faculty and simplifying program offerings. The average class size at DeVry University has increased from historical levels of 17 students to 20.5 students in fiscal year 2017.

•	Adjusting staffing and management structure within DeVry University. Total full-time faculty and administrative headcount at DeVry University has decreased from 2,595 in fiscal year 2014 to 1,270 in fiscal year 2017. Direct cost of instruction labor costs are expected to be approximately 58% lower in fiscal year 2017 compared to fiscal year 2014. This process of adjusting staffing costs will continue into the near-term as management continually evaluates needs based on enrollment trends. This may result in future staff reductions as well as management realignment. DeVry Group home office administration costs have also been reduced and will continue to be evaluated based on the need to support a smaller DeVry University organization. Home office costs allocated to DeVry University have declined approximately 29% for the first nine months of fiscal year 2017 compared to the year-ago nine-month period.

•	Managing advertising expenditures. In the first nine months of fiscal year 2017, management reduced advertising expense by $14 million compared to the year-ago period. Advertising expense in the fourth quarter of fiscal year 2017 is expected to decline as well, but at a lower rate.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2017
Term	Sept. 2016	Dec. 2016	Mar. 2017
New Students	2,338	1,437	1,892
% Change from Prior Year	(9.5)%	(22.7)%	(8.1)%
Total Students	6,638	5,910	6,026
% Change from Prior Year	(12.2)%	(18.0)%	(16.1)%

	Fiscal Year 2016
Term	Sept. 2015	Dec. 2015	Mar. 2016	June 2016
New Students	2,584	1,858	2,058	1,681
% Change from Prior Year	(1.5)%	(4.8)%	(5.9)%	(39.3)%
Total Students	7,560	7,211	7,181	6,466
% Change from Prior Year	(1.0)%	(3.1)%	(6.0)%	(13.9)%

Enrollment declines are the result of changing demand for career education given low unemployment and rising wages. To improve enrollment results, management is focused on bringing relevant programs to serve areas of the workforce where supply and demand imbalances continue to exist.

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

Cost of Educational Services decreased 5.4% to $239.2 million during the third quarter and decreased 1.3% to $729.7 million in the first nine months of fiscal year 2017 compared to the year-ago periods. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services decreased 8.6% and 3.3% during the third quarter and first nine months of fiscal year 2017, respectively, compared to the year-ago periods. This decrease is primarily the result of cost reduction measures at DeVry University. Cost of Educational Services within DeVry University was lower by 28.3% and 27.7% in the third quarter and first nine months of fiscal year 2017, respectively, compared to the year-ago periods. This was partially offset by costs added as a result of the acquisitions of ACAMS in fiscal year 2017 and Grupo Ibmec and Facimp in fiscal year 2016, totaling $3.8 million and $43.9 million during the third quarter and first nine months of fiscal year 2017, respectively, as well as costs associated with enrollment growth at Chamberlain.

As a percentage of revenue, Cost of Educational Services decreased to 52.9% and 53.7% in the third quarter and first nine months of fiscal year 2017, respectively, compared to 53.3% and 53.9%, respectively, during the year-ago periods.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 2.3% to $157.8 million during the third quarter and decreased 4.2% to $464.5 million during the first nine months of fiscal year 2017 compared to the year-ago periods. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense decreased 3.3% and 4.8% during the third quarter and first nine months of fiscal year 2017, respectively, compared to the year-ago periods. The decrease was primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and DeVry Group home office while maintaining services that assist students with successful outcomes. Also, management is finding ways to be more efficient in marketing and recruiting efforts. In October 2016, DeVry Group hired a Chief Marketing Officer responsible for streamlining marketing efficiencies across all DeVry Group institutions. Student Services and Administrative Expense within DeVry University was lower by 14.8% and 17.9% in the third quarter and first nine months of fiscal year 2017, respectively, compared to the year-ago periods. This was partially offset by costs added as a result of the acquisitions of ACAMS in fiscal year 2017 and Grupo Ibmec and Facimp in fiscal year 2016, totaling $5.7 million and $23.8 million during the third quarter and first nine months of fiscal year 2017, respectively. Amortization of finite-lived intangible assets increased by $1.4 million and $4.5 million during the third quarter and first nine months of fiscal year 2017 compared to the year-ago periods, as a result of the intangible assets added with the acquisitions of ACAMS and Grupo Ibmec. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense increased to 34.9% and decreased to 34.2% in the third quarter and first nine months of fiscal year 2017, respectively, compared to 34.1% and 35.3%, respectively, during the year-ago periods. The increase during the third quarter was primarily the result of the timing of advertising spending at DeVry University and an increase in amortization expense. The decrease during the first nine months of fiscal year 2017 was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that for the fourth quarter of fiscal year 2017, total operating costs will decrease 4 to 5 percent compared to the fourth quarter of fiscal year 2016, driven by the impact of savings from DeVry Group’s continued cost reduction measures which will be partially offset by increases related to the acquisitions of ACAMS and Facimp.

Restructuring Expense

During the third quarter and first nine months of fiscal year 2017 and 2016, DeVry Group recorded restructuring charges related to real estate consolidations and reductions in force (“RIF”) at DeVry University, Carrington, the administrative support operations of the medical and veterinary schools and DeVry Group home office. DeVry Group home office is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements in Item 1 of this Form 10-Q. These RIF charges, which reduced the DeVry Group workforce by 207 and 303 total positions in the first nine months of fiscal years 2017 and 2016, respectively, represented severance pay and benefits for these employees. These pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2017			Nine Months Ended March 31, 2017
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$137	$530	$667	$137	$530	$667
U.S. Traditional Postsecondary	2,347	3,345	5,692	9,835	3,345	13,180
Home Office and Other	(222)	1,634	1,412	1,706	2,315	4,021
Total	$2,262	$5,509	$7,771	$11,678	$6,190	$17,868

	Three Months Ended March 31, 2016			Nine Months Ended March 31, 2016
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Professional Education	$300	$-	$300	$300	$-	$300
U.S. Traditional Postsecondary	729	1,844	2,573	31,901	7,669	39,570
Total	$1,029	$1,844	$2,873	$32,201	$7,669	$39,870

Cash payments for the fiscal year 2017 and 2016 charges were $23.1 million in the first nine months of fiscal year 2017. The remaining accrual for these charges is $40.0 million as of March 31, 2017. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to 8 years. Additional restructuring expense of approximately $10-15 million is expected to be recorded in the remainder of fiscal year 2017 as DeVry Group continues to reduce cost where enrollment levels necessitate such realignment of expense.

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

Student services and access to federal student loans are not impacted by the Agreement or the Assurance, and at no time has the academic quality of a DeVry University education been questioned. See “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion.

The regulatory settlements expense of $56.3 million recorded during the first nine months of fiscal year 2017 consists of the $49.4 million cash payment to the FTC, the $4.1 million unreserved and expensed institutional loans and the $2.75 million cash payment to the NYAG. Of these regulatory settlement charges, $4.1 million was allocated to the U.S. Traditional Postsecondary segment and $52.2 million was allocated to the DeVry Group home office which is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements in Item 1 of this Form 10-Q.

Loss on Assets Held for Sale

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington co-located campus in Pomona, California, which met criteria to be classified as an asset held for sale. This required a write-down of the assets to fair market value less costs to sell. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. As a result, during the second quarter of fiscal year 2017, management recorded a pre-tax $4.8 million Loss on Assets Held for Sale in the Consolidated Statements of Income. The loss was classified within the U.S. Traditional Postsecondary segment. See “Note 2: Assets Held for Sale” to the Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion on the loss on assets held for sale.

Asset Impairment Charge

During the second quarter of fiscal year 2016, revenue and operating income for DeVry Group’s Carrington reporting unit were significantly below management’s expectations primarily driven by lower student enrollments. Carrington’s revenue, though increased from the second quarter of fiscal year 2015, was 12% below plan during the second quarter of fiscal year 2016, which contributed to an operating loss in the period compared to planned operating income. This plan was used in DeVry Group’s intangible asset impairment testing as of May 31, 2015. This testing indicated a fair value of the Carrington reporting unit that was approximately 8% above carrying value. Although management believed its planned business and operational strategies, which included new teaching locations and adding high demand programs to current locations in order to leverage existing facilities, would reverse the negative revenue and operating income trend, there was uncertainty as to the timing of this reversal. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an interim impairment analysis in the second quarter of fiscal year 2016. As a result, during the second quarter of fiscal year 2016, DeVry recorded a non-cash, pre-tax impairment charge of $99.5 million related to its Carrington reporting unit. See “Note 10: Intangible Assets” to the Consolidated Financial Statements in Item 1 of this Form 10-Q, for additional disclosure on the impairment analyses.

OPERATING INCOME

DeVry Group generated operating income of $47.3 million and $85.2 million in the third quarter and first nine months of fiscal year 2017, respectively. Total consolidated operating income decreased $13.6 million for the third quarter and increased $72.5 million for the first nine months of fiscal year 2017 compared to the year-ago periods. The primary drivers of the increase in operating income for the first nine months of fiscal year 2017 were a $99.5 million decrease in asset impairment charge and a $22.0 million decrease in restructuring expense. These were partially offset by the regulatory settlements and loss on assets held for sale charges of $56.3 million and $4.8 million for the first nine months of fiscal year 2017. Excluding the effect of these special charges, consolidated operating income decreased 8.0% in the third quarter and increased 10.7% in the first nine months of fiscal year 2017 compared to the year-ago periods. The decrease in operating income for the third quarter was a result of decreased revenue at the medical and veterinary schools and Becker, excluding ACAMS, and incremental costs at Chamberlain that could not be offset with the savings from cost reduction efforts across DeVry Group institutions. For the first nine months of fiscal year 2017, these cost reduction efforts and revenue growth in the Technology and Business segment more than offset the effect on operating income of the revenue decline at the medical and veterinary schools, DeVry University and Carrington.

Medical and Healthcare

Medical and Healthcare segment operating income decreased 12.7% to $50.2 million in the third quarter and increased 3.7% to $146.2 million for the first nine months of fiscal year 2017 compared to the year-ago periods. The decrease in operating income for the third quarter was a result of decreased revenue at the medical and veterinary schools that could not be offset with the savings from cost reduction efforts across the segment and expenses necessary to support growth. Revenue increases at Chamberlain in the first nine months of fiscal year 2017 and cost reductions throughout the segment more than offset the decreased revenue at the medical and veterinary schools and the increase in expenses to support growth.

Professional Education

Professional Education segment operating income decreased 55.6% to $2.6 million in the third quarter and decreased 43.7% to $8.8 million for the first nine months of fiscal year 2017 compared to the year-ago periods. The decreased operating income is the result of a decline in revenue in Becker’s CPA review business driven by a decline in the number of CPA exam candidates taking the Becker review course compared to the prior year. Also, contributing to the decline in operating income was ACAMS revenue seasonality.

Technology and Business

Technology and Business segment operating income of $5.4 million and $16.9 million in the third quarter and first nine months of fiscal year 2017, respectively, compared to operating losses of $1.6 million and $1.4 million during the year-ago periods. The effects from changes in exchange rates improved operating income by $1.3 million and $4.7 million in the third quarter and the first nine months of fiscal year 2017, respectively. Operating income was also improved due to cost reductions and the acquisitions of Grupo Ibmec and Facimp.

U.S. Traditional Postsecondary

U.S. Traditional Postsecondary segment operating losses were $5.7 million and $21.4 million in the third quarter and first nine months of fiscal year 2017, respectively, compared to operating income of $2.9 million and operating loss of $132.8 million in the year-ago quarter and nine-month periods, respectively. Excluding $5.7 million of restructuring expense, which increased from $2.6 million in the year-ago quarter, and a reduction of $3.8 million in gain on sale of assets, the segment operations broke even for the third quarter of fiscal year 2017 compared to $1.7 million in operating income in the year-ago quarter. Excluding $13.2 million of restructuring expense, which decreased from $39.6 million in the year-ago first nine months, regulatory settlements of $4.1 million, loss on assets held for sale of $4.8 million, a reduction of $99.5 million in asset impairment charges, and a reduction of $3.8 million in gain on sale of assets, the segment generated operating income of $0.6 million for the first nine months of fiscal year 2017 compared to $2.4 million in the year-ago period. Revenue at DeVry University and Carrington continued to decline in both the third quarter and first nine months of fiscal year 2017, resulting from the impact of lower new and total student enrollments at both institutions and the higher use of scholarships and discounts at DeVry University. Partially offsetting the revenue declines were savings from cost reduction measures, which offset 96% and 99% of the lower revenue for the third quarter and first nine months of fiscal year 2017, respectively, in the segment. Total segment expenses for the third quarter and first nine months of fiscal year 2017, excluding special charges, decreased $38.4 million and $123.2 million or 20.0% and 20.9%, respectively, compared to the year-ago periods. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management believes further cost control measures will be necessary.

NET INTEREST EXPENSE

Net interest expense for the third quarter and first nine months of fiscal year 2017 of $0.3 million and $2.7 million, respectively, was $1.1 million and $2.5 million lower than the year-ago periods. The reduction was primarily the result of increased interest income due to higher invested cash balances at DeVry Brazil, partially offset by increased interest expense related to borrowings and outstanding letters of credit under the revolving credit facility during the first nine months of fiscal year 2017 (see “Note 13: Debt” to the Consolidated Financial Statements in Item 1 of this Form 10-Q for further details).

INCOME TAXES

The effective income tax rates on income were 14.8% and 3.2% for the third quarter and first nine months of fiscal year 2017, respectively, compared to 12.7% and 9.1% for the third quarter and first nine months of fiscal year 2016. A tax benefit of $22.1 million was recorded in the second quarter of fiscal year 2017 for settlement costs of various regulatory authority litigation. A tax benefit of $13.4 million was recorded in the second quarter of fiscal year 2016 for the impairment and write-down of intangible assets. The effective tax rate excluding the regulatory settlement and impairment costs were 17.8% and 13.2% for the first nine months of fiscal years 2017 and 2016, respectively. The tax rates increased in fiscal year 2017 compared to fiscal year 2016 due to an increase in earnings from U.S. operations, which are taxed at a higher rate than income from foreign operations. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and DeVry Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and DeVry Brazil, and pursue other business opportunities outside the U.S. Accordingly, DeVry Group has not recorded a provision for the payment of U.S. income taxes on these earnings.

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

At March 31, 2017, total accounts receivable, net of related reserves, was $165.7 million compared to $170.0 million at March 31, 2016. Excluding the effect of the increase in the value of the Brazilian Real compared to the U.S. dollar, total accounts receivable, net of related reserves, decreased $10.6 million. The main drivers of the decrease were lower enrollment and revenue and the impact of forgiving unreserved balances of institutional loans as part of the FTC settlement (See “Note 3: Regulatory Settlements” to the Consolidated Financial Statements in Item 1 of this Form 10-Q).

Financial Aid

Like other higher education institutions, DeVry Group is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry Group’s financial condition and cash flows could be materially and adversely affected. Please see “Item 1A – Risk Factors” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on August 25, 2016, for a discussion of student financial aid related risks. Certain of these risks are updated in “Item 1A – Risk Factors” of this Form 10-Q.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. and Brazil. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Comprehensive program reviews of Carrington College-California and DeVry University were initiated in June and August 2014, respectively, and remain open and ongoing. On January 27, 2016, DeVry University received a preliminary program review report from the U.S. Department of Education (“ED”), which identified findings relating to its fiscal administration, student eligibility and administrative capability and provides DeVry University an opportunity to respond to the preliminary findings. DeVry University provided a comprehensive response to the report on October 11, 2016 disputing most of the findings. The timing or final outcome of the DeVry University program review, or its possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time.

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

On August 28, 2015, DeVry University received a request from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”) for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates (the “Inquiry”). The stated purpose of the Inquiry was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”), based on a portion of the Inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations related to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). On October 13, 2016, DeVry University and ED reached a negotiated agreement to settle the January 2016 Notice (the “ED Settlement”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University (1) may no longer make representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980, including advertising regarding the cumulative graduate employment outcomes since 1975, (2) will maintain or undertake certain recordkeeping and compliance practices to support future representations regarding graduate employment rates and (3) will post a notice on its website and in its enrollment agreements regarding the Since 1975 Representation. The ED Settlement also provides that, except for Heightened Cash Monitoring 1 status, ED will not impose conditions on the timing of, or documentation requirements for, disbursement of aid due to matters relating to lack of substantiation for the Since 1975 Representation. As a result of the ED Settlement, DeVry University’s participation in the Title IV programs will be subject to provisional certification for five years and DeVry University will be required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Institutions under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. The timing or outcome of unresolved matters from the Inquiry, or their possible impact on the business, financial condition or results of operations of DeVry University or DeVry Group cannot be predicted at this time. The defense, resolution, or settlement of any matter potentially under review arising from the Inquiry, could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Gainful Employment (“GE”) regulations became effective on July 1, 2015. Programs that fail GE accountability metrics in two out of any three consecutive years or do not pass in any four consecutive years will be disqualified from participation in the Title IV programs for a period of three years, and an institution is prohibited from establishing Title IV eligibility for any substantially similar program during that period.

Less than 11% of DeVry Group’s 2014-2015 academic year programs fell into the failing category, and less than 15% of DeVry Group’s programs fell into the zone category, including the RUSVM’s veterinary medicine program. Required warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility were provided in February 2017. Management expects that certain programs will be able to avoid falling into the zone or failing categories in future years through adjustments to program price, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments or initiatives are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or direct students to third-party lenders for financial support of student tuition and other expenses. These adjustments or initiatives, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years, as well as, if potential initiatives to improve graduate incomes are not executable, are not executed or are unsuccessful, the 2017-2018 academic year, notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.7% as of September 30, 2013, the latest 3-year cohort period for which official data is available). In March 2017, ED delayed implementation of some portions of the GE reporting regulations until July 1, 2017. While the delay does not affect RUSVM’s status, ED indicated in the delay announcement that its action was taken to allow ED to further review the GE regulations and their implementation. Nonetheless, management believes that, if the GE regulations and guidance are not changed prior to 2019 and RUSVM’s veterinary program is determined by ED to be the zone for the 2015-2016 and 2016-2017 academic years, RUSVM would be required to issue warnings to students as early as 2019 that Title IV funding may no longer continue and, if RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid as early as the beginning of 2020.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding Department of Veterans Affairs (“VA”) and military tuition assistance benefits) for each of DeVry Group’s Title IV-eligible institutions for fiscal years 2016 and 2015, respectively.

	Fiscal Year
	2016	2015
Chamberlain University	64%	65%
American University of the Caribbean School of Medicine	79%	80%
Ross University School of Medicine	82%	80%
Ross University School of Veterinary Medicine	83%	84%
DeVry University	63%	66%
Carrington College:
California	78%	76%
Boise	69%	70%
Portland	77%	76%
Phoenix	80%	80%

In September 2016, DeVry Group committed to voluntarily limit the amount of revenue that each of its six Title IV institutions derive from federal funding to 85%, including VA and military tuition assistance benefits. Management plans to have its institutions meet this lower threshold by July 2017 and will publicly report the results.

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $4.8 million, 7.2 million and $11.0 million was held in restricted bank accounts at March 31, 2017, June 30, 2016 and March 31, 2016, respectively.

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Nine Months Ended March 31,
	2017	2016
Net Income	$79,926	$6,845
Non-cash Items	150,190	234,179
Changes in Assets and Liabilities, Net of Effects from Acquisition Components	(60,663)	(21,335)
Net Cash Provided by Operating Activities	$169,453	$219,689

Cash generated from operations in the first nine months of fiscal year 2017 was $169.5 million compared to $219.7 million in the year-ago nine-month period. Net income increased by $73.1 million in the first nine months of fiscal year 2017 compared to the year-ago nine-month period. The decrease in non-cash items in the first nine months of fiscal year 2017 compared to the year-ago nine-month period, was primarily the result of the $99.5 million asset impairment charge related to the Carrington reporting unit in fiscal year 2016 and a decrease in depreciation and write-offs of leasehold improvements and equipment. This was the result of a decrease in real estate consolidations and the associated asset disposals at DeVry University in the first nine months of fiscal year 2017 compared to the year-ago nine-month period. This was partially offset by an increase in the provision for refunds and uncollectible accounts primarily at Chamberlain and an increase in amortization expense of intangible assets related to the acquisitions of ACAMS in the first quarter of fiscal year 2017 and Grupo Ibmec in the second quarter of fiscal year 2016.

Changes from June 30, 2016, in Assets and Liabilities, Net of Effects from Acquisition of Businesses consisted of the following:

•	The decrease in combined net prepaid expenses, accounts payable and accrued expenses was $57.1 million, which is $40.9 million more than the combined change in the year-ago period driven by overall cost reductions and the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The decrease in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $3.6 million, which is $1.6 million less than the combined change in the year-ago period. The main driver of this change was lower levels of accounts receivable and deferred revenue due to lower enrollment across various institutions.

Cash Used in Investing Activities

Capital expenditures in the first nine months of fiscal year 2017 were $32.5 million, compared to $51.0 million in the year-ago nine-month period. The decrease in capital expenditures reflects less spending on new campuses at Chamberlain and lower spending at DeVry University.

Capital spending for the remainder of fiscal year 2017 is expected to support continued investment at the medical and veterinary schools and facility improvements at DeVry Brazil. Management anticipates full fiscal year 2017 capital spending to be in the range of $55 million to $60 million.

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

During the third quarter of fiscal year 2016, DeVry Group sold the DeVry University Fremont, California, campus and student housing facilities. Net proceeds from this sale were $24.8 million which resulted in a $3.8 million gain on the sale. DeVry University leased back a portion of the campus facility where it may continue to operate until June 2017. The student housing facility was leased by DeVry University through June 30, 2016.

Cash Provided by (Used in) Financing Activities

DeVry Group’s consolidated cash balances of $209.9 million at March 31, 2017 included approximately $185.1 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash, subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the U.S. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded to $550 million subject to bank approval. For the first nine months of fiscal year 2017, cash flows from domestic operating activities were approximately $85.1 million, which, along with $120 million borrowed under the revolving credit facility, were sufficient to fund $11.5 million of domestic capital investment, repurchase $30.6 million in common stock, pay dividends of $11.4 million, and provide funds for the acquisition of ACAMS and the FTC settlement payment.

Management believes current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The Credit Agreement provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. Up to $50 million of the Aggregate Commitment was available for letters of credit. On October 4, 2016, DeVry Group entered into a First Amendment to Credit Agreement (the “Credit Agreement Amendment”), which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. This increase was requested to accommodate the requirements of the negotiated settlement agreement with the U.S. Department of Education which requires DeVry University to post a letter of credit for $68.4 million (see “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding this settlement agreement). DeVry Group may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on DeVry Group’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of March 31, 2017, DeVry Group borrowings under this agreement were $120 million with a weighted average interest rate of 3.45%. There were no outstanding borrowings under the revolving credit facility as of June 30, 2016 or March 31, 2016. Borrowings were made in the first quarter of fiscal year 2017 to fund the acquisition of ACAMS as discussed in “Note 9: Business Combinations” to the Consolidated Financial Statements in Item 1 of this Form 10-Q. Additional borrowings were made in the second quarter of fiscal year 2017 to fund the FTC settlement discussed in “Note 3: Regulatory Settlements” and “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Item 1 of this Form 10-Q. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. DeVry Group letters of credit outstanding under this agreement were $68.5 million as of March 31, 2017 and $0.1 million as of each of June 30, 2016 and March 31, 2016. As of March 31, 2017, DeVry Group is charged an annual fee equal to 2.5% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.4% of the undrawn portion of the credit facility as of March 31, 2017. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. DeVry Group was in compliance with the debt covenants as of March 31, 2017.

The stock of all U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec and Facimp (see “Note 9: Business Combinations” to the Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Grupo Ibmec and Facimp acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first nine months of fiscal year 2017. DeVry Group had no open derivative positions at March 31, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see “Note 4: Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

The financial position and results of operations of DeVry Brazil operations are measured using the Brazilian Real as the functional currency. DeVry Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 26.3% of DeVry Group’s overall assets, and its Brazilian liabilities constitute 12.2% of overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. Since June 2015, the Brazilian Real’s value has declined by as much as 22% at December 2015, but recovered most of that loss by June 30, 2016. Over the first nine months of fiscal year 2017, the value has remained fairly steady. Based upon the current value of the net assets in DeVry Brazil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $16.4 million. For the first nine months of fiscal year 2017, the volatility in the value of the Brazilian Real also resulted in higher U.S. translated revenue and operating income compared to the year-ago nine-month period.

The interest rate on DeVry Group’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. At March 31, 2017, DeVry Group had $120 million in outstanding borrowings under this facility with a weighted average interest rate of 3.45%. Based upon borrowings of $120 million, a 100 basis point increase in short-term interest rates would result in $1.2 million of additional annual interest expense.

DeVry Group’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, as discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in subsection “Liquidity and Capital Resources” of this Form 10-Q, the DeVry Brazil FIES accounts receivable balance has remained elevated due to changes in government funding of the program. As of March 31, 2017, the FIES accounts receivable balance is $43.4 million. The FIES funding for calendar year 2015 accounts for $23.7 million of the total outstanding FIES balance. In January 2016, DeVry Brazil entered into a repayment agreement with the Brazilian government pursuant to which these 2015 funds will be paid in annual installments over three years. The first installment of $7.2 million was received by DeVry Brazil on July 1, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first nine months of fiscal year 2017 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Item 1 of this Form 10-Q.

ITEM 1A – RISK FACTORS

Risks Related to DeVry Group’s Highly Regulated Industry

In addition to the other information set forth in this report, and the update to the risk factors described below, the factors discussed in “Item 1A – Risk Factors” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which could materially affect DeVry Group’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing DeVry Group. Additional risks and uncertainties not currently known to DeVry Group or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

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

In particular, in the U.S., the HEA subjects our U.S. degree-granting institutions (Chamberlain, DeVry University and Carrington) and all other higher education institutions, including our AUC, RUSM and RUSVM schools that participate in the various federal student financial aid programs under Title IV of the HEA (“Title IV”) to significant regulatory scrutiny. DeVry Group’s Title IV participating institutions collectively receive 58% of their revenue from students under Title IV-based federal grant and loan programs. As a result, the suspension, limitation or termination of any of the eligibility of any of our institutions to participate in Title IV financial aid programs could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

As described in “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Item 1 of this Form 10-Q, DeVry University received a Notice of Intent to Limit from ED (the “January 2016 Notice”) informing DeVry University of ED’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. DeVry University requested a hearing regarding ED’s proposed limitations and, on October 13, 2016, reached a negotiated settlement agreement with ED regarding the January 2016 Notice (the “ED Settlement”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University (1) may no longer make representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980, including advertising regarding the cumulative graduate employment outcomes since 1975, (2) will maintain or undertake certain recordkeeping and compliance practices to support future representations regarding graduate employment rates and (3) will post a notice on its website and in its enrollment agreements regarding the Since 1975 Representation. The ED Settlement also provides that, except for Heightened Cash Monitoring 1 status, ED will not impose conditions on the timing of, or documentation requirements for, disbursement of aid due to matters relating to lack of substantiation for the Since 1975 Representation. As a result of the ED Settlement, DeVry University’s participation in the Title IV programs will be subject to provisional certification for five years and DeVry University will be required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Institutions under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

GE regulations became effective on July 1, 2015. Programs that fail GE accountability metrics in two out of any three consecutive years or do not pass in any four consecutive years will be disqualified from participation in the Title IV programs for a period of three years, and an institution is prohibited from establishing Title IV eligibility for any substantially similar program during that period.

Less than 11% of DeVry Group’s 2014-2015 academic year programs fell into the failing category, and less than 15% of DeVry Group’s programs fell into the zone category, including the RUSVM’s veterinary medicine program. Required warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility were provided in February 2017. Management expects that certain programs will be able to avoid falling into the zone or failing categories in future years through adjustments to program price, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments or initiatives are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or direct students to third-party lenders for financial support of student tuition and other expenses. These adjustments or initiatives, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years, as well as, if potential initiatives to improve graduate incomes are not executable, are not executed or are unsuccessful, the 2017-2018 academic year, notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.7% as of September 30, 2013, the latest 3-year cohort period for which official data is available). In March 2017, ED delayed implementation of some portions of the GE reporting regulations until July 1, 2017. While the delay does not affect RUSVM’s status, ED indicated in the delay announcement that its action was taken to allow ED to further review the GE regulations and their implementation. Nonetheless, management believes that, if the GE regulations and guidance are not changed prior to 2019 and RUSVM’s veterinary program is determined by ED to be the zone for the 2015-2016 and 2016-2017 academic years, RUSVM would be required to issue warnings to students as early as 2019 that Title IV funding may no longer continue, and, if RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid as early as the beginning of 2020.

Our goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties.

DeVry Group’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If DeVry Group’s market capitalization remains below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of the DeVry Group reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. At March 31, 2017, intangible assets from business combinations totaled $442.9 million, and goodwill totaled $861.0 million. Together, these assets equaled approximately 55% of total assets as of such date. If DeVry Group’s business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring possible write-off of up to $422.9 million of intangible assets and up to $861.0 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2017	78,880	$32.70	78,880	$64,915,685
February 2017	119,719	$32.73	119,719	$297,629,206
March 2017	229,749	$33.40	229,749	$289,956,022
Total	428,348	$33.08	428,348	$289,956,022

(1) On December 15, 2015, the Board of Directors authorized the ninth share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2017. On February 16, 2017, the Board of Directors terminated the ninth share repurchase program and authorized the tenth share repurchase program to buy back up to $300 million of DeVry Group common stock through December 31, 2020. The total remaining authorization under the tenth share repurchase program was $289,956,022 as of March 31, 2017.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	468	$33.50	NA	NA
February 2017	6,129	$32.75	NA	NA
March 2017	-	$-	NA	NA
Total	6,597	$32.80	NA	NA

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

Date: May 4, 2017
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

