Form 10-K
period 2017-06-30
Adtalem Global Education Inc.
filed 2017-08-24
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number: 1-13988

ADTALEM GLOBAL EDUCATION INC.

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

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

December 31, 2016 - $1,929,518,906

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

August 17, 2017 - 62,076,000 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2017, are incorporated into Part III of this Form 10-K to the extent stated herein.

ADTALEM GLOBAL EDUCATION INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2017

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including those that affect Adtalem Global Education Inc.’s (“Adtalem”) expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as Adtalem or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “plans,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect Adtalem’s results are described more fully in “Item 1A – Risk Factors,” in the subsections of “Item 1 – Business” entitled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Seasonality,” and “Employees,” and in the subsection of “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations,” entitled “Liquidity and Capital Resources.” The forward-looking statements should be considered in the context of the risk factors referred to above and discussed elsewhere in this Form 10-K. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission (“SEC”), we are not under any obligation to update any forward-looking information—whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

PART I

ITEM 1 – BUSINESS

OVERVIEW OF ADTALEM GLOBAL EDUCATION INC.

 Adtalem is incorporated under the laws of the State of Delaware. Adtalem’s executive offices are located at 3005 Highland Parkway, Downers Grove, Illinois, 60515, and the telephone number is (630) 515-7700. “Adtalem” refers to Adtalem Global Education Inc. alone or with its subsidiaries, as the context requires. When this report uses the words “we,” “us” or “our,” it refers to Adtalem and its subsidiaries unless the context otherwise requires.

Adtalem is a global provider of educational services. The purpose of Adtalem is to empower students to achieve their goals, find success and make inspiring contributions to our global community. Adtalem’s institutions and companies offer a wide array of programs in healthcare, technology, business, accounting, finance and law.

 Adtalem’s vision is to become a leading global provider of career-oriented educational services. Adtalem will create value for society and all of its stakeholders by offering superior, responsive educational programs that are supported by exceptional services to its students, and delivered with integrity and accountability. Towards this vision, Adtalem is proud to play a vital role in expanding access to higher education along with other institutions in the public, independent and private sectors.

Adtalem will continue to strive to achieve superior student outcomes by providing quality education and student services; grow and diversify into new program areas and geographies; and build quality brands and the infrastructure necessary to compete in an increasingly competitive global market.

Beginning in the third quarter of fiscal year 2017, Adtalem changed its reportable segments to Medical and Healthcare, Professional Education, Technology and Business, and U.S. Traditional Postsecondary. These four reportable segments reflect changes in the way Adtalem evaluates its business performance and manages its operations. Prior periods are presented in accordance with these changes. See “Note 17: Segment Information” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding this change, and financial and descriptive information about Adtalem’s operating segments. These segments are highlighted below. Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years.

Medical and Healthcare

Chamberlain University (“Chamberlain”), formerly Deaconess College of Nursing, was founded in 1889 and acquired by Adtalem in 2005. In May 2017, Chamberlain College of Nursing broadened its reach in healthcare education through the establishment of Chamberlain University, and now offers its programs through its College of Nursing and College of Health Professions, which provide educational programs in nursing and health professions, respectively. Nursing degree offerings include a Bachelor of Science in Nursing (“BSN”) degree (including both the onsite three-year BSN and the online Registered Nurse (“RN”) to BSN Degree Completion Option (“RN to BSN”), an online Master of Science in Nursing (“MSN”) degree, including Family Nurse Practitioner (“FNP”), and the Doctor of Nursing Practice (“DNP”) degree, which is also offered online.

In fiscal year 2017, Chamberlain received approval to launch an online Master of Public Health (“MPH”) degree program through its College of Health Professions. MPH classes started in July 2017.

Eleven of Chamberlain’s 20 campuses are co-located with DeVry University. Chamberlain had 26,811 students enrolled in the July 2017 term, an increase of 6.3% over the prior year.

Chamberlain provides an education experience distinguished by a high level of care for students, academic excellence, innovation and integrity. Chamberlain is committed to graduating health professionals who are empowered to transform healthcare worldwide.

Chamberlain College of Nursing’s degree programs span the professional nursing spectrum, from the baccalaureate entry into nursing practice to the terminal practice doctorate. The baccalaureate program integrates theoretical knowledge of general education and nursing content, psychomotor skills development, and development of clinical judgment/reasoning to help students develop the education and skills necessary for a lifetime of personal and professional growth. Pre-licensure students apply theoretical knowledge through robust, hands-on instruction using sophisticated simulators and simulation scenarios along with clinical training at hospitals or other healthcare facilities. Post-licensure students develop advanced nursing practice knowledge and skills through classroom, simulation, project development and practicum experiences in a variety of healthcare settings. Chamberlain has developed numerous partnerships with hospitals and other healthcare facilities to insure that educational objectives can be met for its programs.

Chamberlain’s pre-licensure BSN degree is an onsite baccalaureate program. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to the typical four-year BSN program with summer breaks During calendar year 2016, Chamberlain pre-licensure BSN students who completed the National Council Licensure Examination (“NCLEX”) had an overall pass rate of 80%, which was eight percentage points lower than the national BSN average pass rate. NCLEX pass rates have been increasing each quarter since the third quarter of calendar 2016.

Students who already have achieved RN designation through a diploma or associate degree can complete their BSN degree online through Chamberlain’s RN to BSN completion program in three semesters of full-time study, although most students enroll part-time while they continue working as nurses.

The online MSN degree program offers four non direct-care specialty tracks: Educator, Executive, Informatics and Healthcare Policy. These programs require 36 credit hours and are designed to be completed in approximately two years of part-time study. Chamberlain also offers a direct-care Family Nurse Practitioner (“FNP”) track. This program requires 45 credit hours along with 625 lab and clinical hours and is designed to be completed in 2-1/2 years of part-time study.

The online DNP degree program is based on the eight essentials of doctoral education outlined by the American Association of Colleges of Nursing (“AACN”). The DNP program is designed for nurses seeking a terminal degree in nursing and offers an alternative to research-focused PhD programs. The Chamberlain DNP program offers a Healthcare Systems Leadership track. The program requires 30 to 40 credit hours along with 500 to 1,000 clinical practicum hours. The programs can be completed in five to six semesters of study.

Chamberlain College of Health Profession’s degree programs focus on preparing healthcare professionals to contribute to the health of individuals and populations by promoting healthy communities and preventing community health problems. The coursework is interdisciplinary and draws on systems thinking knowledge and skills from a variety of disciplines. The programs prepare graduates to become leadership change agents to improve health outcomes at the community level.

Chamberlain’s MPH degree is designed to prepare students (nurses and non-nurses) to become public health practitioners to work with communities and populations globally to promote healthy communities, and to prevent community health problems such as disease, poverty, health access disparities and violence through interdisciplinary coursework.

Medical and Veterinary Schools operates three institutions:

•	American University of the Caribbean School of Medicine (“AUC”) confers the Doctor of Medicine (“M.D.”) degree;
•	Ross University School of Medicine (“RUSM”) confers the M.D. degree; and
•	Ross University School of Veterinary Medicine (“RUSVM”) confers the Doctor of Veterinary Medicine (“D.V.M.”) degree. Through its Postgraduate Studies Program, RUSVM also offers Master of Science (MSc) and Doctoral (PhD) degrees.

Together, the three schools along with the Medical Education Readiness Program (“MERP”) and the Veterinary Preparation Program (“Vet Prep”) had 5,491 students enrolled in the May 2017 semester, a 6.1% decrease from the prior year.

AUC was founded in 1978 and acquired by Adtalem in August 2011. AUC is located in the country of St. Maarten and has graduated over 6,000 physicians now licensed and practicing medicine throughout the world. The mission of AUC is to provide an excellent medical education to qualified students of diverse backgrounds. This is to be accomplished within an atmosphere of academic integrity and scholarship, which fosters the highest standards in professional ethics and competence.

RUSM, which was founded in 1978, and acquired by Adtalem in May 2003, is one of the world’s largest providers of medical education. RUSM is located in the country of Dominica with the Internal Medicine Foundation program residing in Miramar, Florida. RUSM has graduated more than 13,000 physicians who practice medicine in the U.S., Canada and Puerto Rico. The mission of RUSM is to prepare highly dedicated students to become effective, successful physicians. RUSM accomplishes this by focusing on imparting the knowledge, skills and values required for its students to establish a successful and satisfying career as a physician.

AUC’s and RUSM’s respective medical education programs are comparable to the educational programs offered at U.S. medical schools. AUC’s and RUSM’s programs consist of three academic semesters per year — beginning in January, May and September — which allows students to complete their basic science instruction in less time than they would at a U.S. medical school. The programs provide a generalist medical education and the foundation for post graduate specialty training, which is primarily completed in the U.S.

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

MERP assists prospective AUC and RUSM students in building the academic foundation they need to be successful in medical school and to achieve their goals of becoming physicians.

RUSVM, which was founded in 1982 and acquired by Adtalem in May 2003, is one of the largest providers of veterinary education. RUSVM is located in the country of St. Kitts and has graduated more than 4,000 veterinarians who practice principally in the U.S. The mission of RUSVM is to provide the best learning environment to prepare students to become members and leaders of the worldwide public and professional healthcare team, advancing human and animal health (One Health) through research and knowledge exchange.

The RUSVM program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. RUSVM students complete a seven-semester pre-clinical curriculum at a campus in St. Kitts. After completing their pre-clinical curriculum, RUSVM students enter a clinical clerkship lasting approximately 45 weeks under RUSVM direction at one of more than 20 affiliated U.S. Colleges of Veterinary Medicine as well as international affiliates in Canada, Australia, Ireland, New Zealand and the United Kingdom.

The RUSVM Vet Prep Program is designed to enhance the preclinical science knowledge and study skills that are critical to success in veterinary school. It is structured to prepare students for success at RUSVM.

Professional Education

Becker Professional Education (“Becker”), founded in 1957 as Becker CPA Review and acquired by Adtalem in 1996, is a global leader in professional education serving the accounting, finance, project management and healthcare professions. Becker prepares candidates for the Certified Public Accountant (“CPA”), Association of Chartered Certified Accountants (“ACCA”), Certified Management Accountant (“CMA”), Project Management Professional (“PMP”), and USMLE certification examinations and offers continuing professional education programs and seminars. Classes are taught in approximately 300 locations, including sites in approximately 55 foreign countries and DeVry University teaching sites; classes are taught directly by Becker and through licensed affiliates. Nearly one million candidates have prepared for the Uniform CPA Examination (“CPA exam”) using Becker’s CPA Exam Review Course.

The CPA exam is prepared and administered by the American Institute of Certified Public Accountants (“AICPA”). The CPA exam is only offered in a computer-based, on-demand, four-part format for eight months of the year. In addition to successfully passing the four-part exam, CPA candidates must also meet educational, work experience, and other requirements specific to the state or jurisdiction in which they intend to be licensed to practice.

Through its CPA exam review courses, Becker served over 40,000 students in fiscal year 2017. Becker is the industry leader in providing CPA exam review services and has been preparing candidates to pass the CPA exam for over 50 years. For calendar year 2016, 51 of the 57 Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker. Since 2005, when the AICPA began to share national results, 90 percent or more of the exam’s top scorers have prepared with Becker.

To better meet the demands of today’s busy professionals, Becker’s classes are offered in two formats: live and self-study. The self-study product is interactive, and offers the same instructor-led lectures and materials available in the live classroom courses. Becker provides access to online academic support with highly targeted answers to specific questions.

Based on surveys of Becker CPA Exam Review students who took the CPA exam, and published exam pass rate statistics supplied by the AICPA, Becker CPA Exam Review students pass at twice the rate of all CPA exam candidates who did not take a Becker Exam Review Course.

Becker also offers continuing professional education and training programs in the fields of accounting, finance and project management to help individuals and organizations achieve superior performance through professional development. In addition, Becker Healthcare provides comprehensive review programs for today’s physicians in training.

In July 2016, Becker acquired the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), which was founded in 2001 and is headquartered in Miami, Florida. ACAMS has operations in the U.S., Europe and Asia. The acquisition further expands Becker’s professional education offerings into anti-money laundering (“AML”) and financial crimes prevention training, conferences, and certification. ACAMS is the largest international membership organization dedicated to enhancing the knowledge, skills and expertise of anti-money laundering and financial crime detection and prevention professionals. ACAMS has approximately 53,000 members in 175 countries. Our members include representatives from a wide range of financial institutions, regulatory bodies, law enforcement agencies and industry sectors.

ACAMS’ main products include membership service, Certified Anti-Money Laundering Specialist (“CAMS”) certification, conferences, risk assessment, training and publications. The CAMS credential and ACAMS Advanced Certifications like CAMS-Audit and CAMS-FCI (Financial Crimes Investigation) are recognized as “gold standards” in AML certifications worldwide.

Technology and Business

Adtalem Education of Brazil (“Adtalem Brazil”) was established in 2001 and is based in the cities of Fortaleza, and Sao Paulo. Adtalem completed its acquisition of a majority stake in Adtalem Brazil in April 2009. Adtalem Brazil is currently comprised of 13 institutions:

•	Faculdades Nordeste (“Fanor”),
•	Faculdade Ruy Barbosa (“Ruy Barbosa”),

•	Faculdade ÁREA1 (“AREA1”),
•	Faculdade Boa Viagem (“FBV”),
•	Centro Universitário Vale do Ipojuca (“UniFavip”),
•	Faculdade Diferencial Integral (“Facid”),
•	Faculdade DeVry São Luis (“Sao Luis”),
•	Faculdade DeVry Joao Pessoa (“Joao Pessoa”),
•	Faculdade Martha Falcão (“FMF”),
•	Faculdade Ideal (“Faci”),
•	Damásio Educacional (“Damasio”),
•	Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) and
•	Faculdade de Imperatriz (“Facimp”).

Adtalem Brazil’s institutions offer undergraduate and graduate programs primarily focused in technology, engineering, business, management, medical, healthcare and law. In addition, Damasio offers legal bar exam review courses and review courses for tests required for diplomatic careers in Brazil. These institutions operate 23 academic sites located in 12 states in Northeast, North and Southeast Brazil. Adtalem Brazil also operates approximately 220 distance learning centers throughout Brazil under Damasio’s franchise agreements. Adtalem Brazil serves more than 79,000 students in undergraduate and graduate programs and also serves more than 30,000 test preparation students.

The vision of Adtalem Brazil is to become one of the leading Brazilian educational groups, recognized for high quality and innovation, offering international academic standards and focused on the professional success of its students.

U.S. Traditional Postsecondary

DeVry University was formed in 2002 when DeVry Institute of Technology (“DeVry Institute”) and Keller Graduate School of Management, Inc. (“Keller”) were merged into a single accredited institution, which was approved by the Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools. DeVry Institute was founded in 1931 as DeForest Training School by Dr. Herman DeVry and renamed in 1968. Keller was founded in 1973 by Dennis Keller and Ronald Taylor and acquired DeVry Institute in 1987. DeVry University provides quality, career-oriented master’s, bachelor’s and associate degree programs and certificate programs in technology, science, business and the arts. DeVry University is one of the largest private, degree-granting, regionally accredited higher education systems in the U.S. Graduate degree programs in management are offered through Keller.

The vision of DeVry University is to ensure graduates are known for using technology to solve business problems through high-quality, career-oriented education integrating technology, science, business and the arts. DeVry University strives to produce successful student learning outcomes while providing exceptional student care and attention.

DeVry University’s academic structure is organized within five colleges. This structure provides flexibility for future curricula development. Degree programs and concentrations are offered in the following areas:

College of Liberal Arts & Sciences	College of Health Sciences	College of Media Arts & Technology

Bachelor’s Degree	Certificate	Certificate

Communications	Medical Billing and Coding	Website Design

Justice Administration	Associate Degree	Website Development

Master’s Degree (School of Education)	Health Information Technology	Bachelor’s Degree

Education	Bachelor’s Degree	Multimedia Design & Development

Educational Leadership	Healthcare Administration

College of Business & Management		College of Engineering & Information Sciences

Bachelor’s Degree		Associate Degree

Accounting		Electronics & Computer Technology

Business Administration		Network Systems Administration

Management		Bachelor’s Degree

Technical Management		Biomedical Engineering Technology

Keller Graduate School of Management		Computer Engineering Technology

Master’s Degree		Computer Information Systems

Accounting		Electronics Engineering Technology

Accounting & Financial Management		Network and Communications Mgt.

Business Administration

Human Resource Management

Information Systems Management

Network and Communications Mgt.

Project Management

Public Administration

Students access these programs through a system of 59 locations in the U.S., as of June 30, 2017, as well as through DeVry University’s online delivery platform. DeVry University’s campus footprint has been reduced by 22 locations since June 30, 2015. To facilitate transfers from one DeVry University location to another without disrupting studies, our graduate and undergraduate curricula generally are consistent at all locations (with some content variations to meet local employment market and/or regulatory or accreditation requirements).

DeVry University offers all of its graduate programs and nearly all of its undergraduate programs online, making these programs available to qualified students in most states and internationally without regard to their location or daily schedule. The majority of DeVry University’s students are working adults, many of whom are not recent high-school graduates, who are attracted to DeVry University by the quality, inherent flexibility and convenience of the program delivery format. We have many students who “mix and match” onsite and online courses to best meet their individual needs and schedules.

DeVry University operates on a uniform academic calendar for both the undergraduate and graduate degree programs across both the onsite and online methods of educational delivery. The calendar consists of three 16-week semesters comprised of two 8-week sessions.

DeVry Tech, DeVry University’s distinct technology based curriculum, infuses technology into the classroom and is designed to bring together people, processes, data and devices to develop business solutions. Laboratory courses throughout many curricula prepare students for the workplace by integrating classroom learning with a practical, hands-on experience and applied learning activities that enhance technical skills. For some courses, laboratory activities are delivered in a specialized classroom featuring specialized equipment and software. DeVry University, through its DeVry Works initiative, delivers tailored solutions to employers to help companies attract, retain and develop talent.

DeVry University also provides resources for libraries and academic support services that can assist students in any phase of their educational program. DeVry University offers undergraduate students an array of social and professional activities including student organizations closely linked to students’ professional aspirations.

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

Keller’s Master of Project Management program abides by the operational and educational criteria established by the Project Management Institute and has earned the highest level of accreditation and the elite designation of Global Accreditation Center. Coursework within Keller’s Master of Human Resource Management program is in alignment with the Human Resource Curriculum Guidelines and Templates established by the Society for Human Resource Management.

Carrington College (“Carrington”), headquartered in Sacramento, California and formerly comprised of Apollo College, founded in 1976, and Western Career College, founded in 1967, prepares students for careers primarily in healthcare through certificate and associate degree programs at 21 locations. More than 100,000 certificates and degrees have been earned by career-ready professionals at Carrington to date. Adtalem acquired the parent organization of Carrington College in September 2008. Carrington currently serves 5,362 students.

The mission of Carrington is to provide learning opportunities to individuals in the communities it serves through postsecondary programs of study, which include general studies and professional preparation in career-focused majors. Carrington currently offers career specific certificate or associate degree programs through campus-based courses in the following areas:

Medical	Health & Fitness/Massage
Medical Administrative Assistant	Massage Therapy
Medical Assisting	Physical Therapy Technology
Medical Billing and Coding	Physical Therapist Assistant
Medical Laboratory Technology	Veterinary
Veterinary Assisting
Medical Radiography	Veterinary Technology
Respiratory Care	Pharmacy
Surgical Technology	Pharmacy Technology
Nursing	Criminal Justice
Practical Nursing	Criminal Justice
Registered Nursing
Vocational Nursing
Dental
Dental Assisting
Dental Hygiene

DEGREE AND PROGRAM ENROLLMENTS

The following tables provide the percentage of enrollment by degree and program for Adtalem’s postsecondary educational institutions, excluding Adtalem Brazil.

	Percent of Enrollment by Degree			Percent of Enrollment by Program
	Fall	Fall		Fall	Fall
	2016	2015		2016	2015
Doctoral	8.4%	7.6%	Medical and Healthcare	62.2%	54.3%
Master's	21.5%	21.0%	Business	23.8%	28.9%
Bachelor's	51.3%	53.1%	Technology	12.4%	15.0%
Associate	8.3%	10.0%	Other	1.5%	1.8%
Certificate	10.5%	8.3%

MARKET TRENDS AND COMPETITION

Medical and Healthcare

Chamberlain University

Chamberlain competes in the U.S. nursing education market, which has more than 1,800 programs leading to RN licensure. These include four-year educational institutions, two-year community colleges, and diploma schools of nursing. The market consists of two distinct segments: pre-licensure nursing programs that prepare students to take the NCLEX-RN licensure exam and post-licensure nursing programs that allow existing RNs to advance their education. Nursing constitutes the largest occupation in healthcare in the U.S., with 2.8 million RNs in 2016, according to the Bureau of Labor Statistics. The Bureau of Labor Statistics reports that employment of RNs is expected to grow 16% from 2014 to 2024, faster than the average employment growth rate for all occupations.

In the pre-licensure nursing market, enrollment caps and limited new student enrollment periods are common among traditional four-year education institutions and community colleges. Despite the long-term need for nurses, institutions are not increasing educational capacity to keep up with demand. According to AACN’s report on 2016-2017 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing, U.S. nursing schools turned away 64,067 qualified applicants from baccalaureate nursing programs in 2016 due to budget constraints and an insufficient number of faculty, clinical sites, classroom space and clinical preceptors. In addition, demand for BSN degrees is impacted by the Institute of Medicine recommendation and the American Nurses Credentialing Center Magnet designation criteria that require hospitals to employ or have a plan to employ at least 80% BSN nurses.

Chamberlain management believes it has many advantages over its competition including:

•	Chamberlain Care culture that reinforces a commitment to student success;
•	Offering a three-year, year-round BSN program as opposed to typical four-year BSN programs where students take the summer off;
•	Ability to add capacity to meet demand due to a standardized program and operational efficiency;
•	Dedicated Centers for Academic Success at all campuses where students can obtain one-on-one or group support with professional nurse tutors, participate in workshops or hold study groups;
•	Small classes staffed with faculty possessing hands-on clinical experience;
•	High tech simulation labs that allow students to master techniques prior to entering the clinical environment; and
•	Diverse student body reflecting the communities in which they live.

In post-licensure nursing education, there are over 600 institutions offering RN to BSN programs and over 500 institutions offering master’s degrees in nursing.

Chamberlain has an advantage in the post-licensure market over many of its competitors because it offers:

•	Eight-week sessions, with six start dates per year;
•	With the exception of the MSN FNP immersion weekend, there are no onsite coursework requirements, providing the flexibility necessary for working healthcare professionals;
•	No GRE required for graduate program admissions;
•	Curricula focused on preparing competent professionals in the shortest time possible;
•	Rigorous faculty orientation and training programs resulting in caring and responsive faculty;
•	RN to BSN Option has received two Quality Matters Certifications for Online Learner Support and Online Teaching Support;

•	All post-licensure students have access to Student Success Strategies, which is an on-demand learning resource designed to support adult online learners; and
•	Chamberlain’s RN to BSN Option and MSN degree programs are approved in all 50 states and its FNP Specialty Track is approved in 44 states.
•	As of August 10, 2017, Chamberlain is approved to offer its MPH program in 39 states.

Medical and Veterinary Schools

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

The medical and veterinary schools educational institutions attract potential students for several reasons. Some applied to U.S.-based medical or veterinary schools but were not admitted or were wait-listed. Some students elected not to apply to U.S. schools because of self-perceived chances of gaining acceptance. For some students, the medical and veterinary schools education institutions are their first or only choice of schools because of their commitment to and focus on quality and on practitioner-oriented teaching.

For the 2016-2017 academic year, the Association of American Medical Colleges (“AAMC”) reported 53,042 U.S. medical school applicants, a 0.9% increase over the prior year. Of these applicants, 21,030 enrolled, a 1.9% increase over the prior year.

For the 2016-2017 academic year, the American Association of Colleges of Osteopathic Medicine Application Service (“AACOMAS”) reported 20,720 applicants to U.S. colleges of osteopathic medicine, a 1.3% increase over the prior year. The number of Commission on Osteopathic College Accreditation approved seats of 6,592 increased 3.1% over the prior year.

For the 2016-2017 academic year, the Association of American Veterinary Medicine Colleges (“AAVMC”) received 7,076 applicants, a 6.1% increase over the prior year, for the 4,120 seats available at AAVMC institutional members (U.S. and international). The number of available seats increased 2% over the prior year.

Medical and veterinary school applicants who were denied admission or wait-listed at U.S. schools constitute a large segment of prospective students for the Adtalem medical and veterinary schools.

According to the AAMC Center for Workforce Studies, in a February 2017 analysis, projected physician demand will continue to grow faster than supply, leading to a projected total physician shortfall of between 40,800 and 104,900 physicians by 2030. The shortfall ranges from 34,600 to 82,600 physicians in 2025, and it is projected to increase significantly by 2030.

There has been some recent expansion in the U.S. medical education and veterinary education enrollment capacities because of the growing supply/demand imbalance for medical doctors. Despite this expansion, management believes the imbalance will continue to spur demand for medical education.

AUC, RUSM and RUSVM competitive strengths include:

AUC

•	International focus
•	State of the art basic science campus on a developed island with extensive airlift
•	Wide range of options globally for clinical rotations in different types of health care systems

RUSM

•	Integrated, systems-based curriculum that is comparable to many top U.S. medical schools
•	Ability for students to complete all core rotations in a single geographical area
•	High level of student support through state of the art Center for Teaching and Learning

RUSVM

•	Large alumni network provides strong brand recognition and opportunities for mentorship
•	Clinical network, including international clinical rotations
•	Training relevant to both developing and developed countries
•	Research program emphasizing tropical region study

Professional Education

Becker CPA

Becker competes with other purveyors of exam preparation, including courses offered by colleges and universities, and courses offered by other public and private training companies. As a trusted brand, Becker typically charges more for exam preparation than its competitors.

With its 60-plus year history and exceptional track record of preparing students to pass the CPA exam, Becker differentiates itself from competitors by providing:

•	Extensive, continuously updated and fully integrated review and practice test materials;
•	Experienced, highly qualified instructors for each of the areas of specialty included in the exam;
•	Courses available in two formats, live and online, to meet candidate needs for flexibility and control;
•	Global presence with over 300 locations worldwide and over 1,500 partner accounting firms, societies and universities;
•	Practice simulations and software functionality, similar to those used in the actual exam; and
•	Newly introduced mobile apps providing students greater access to study materials.

Becker’s live and self-study courses provide a wider range of study alternatives than other course providers. Becker students have a high success rate on the CPA exam, passing at double the rate of non-Becker students. Some Becker students enroll after taking other review courses or studying independently without success.

Extending the marketing and administrative benefits of operating within Adtalem, Becker offers classes at DeVry University locations or through online learning in conjunction with DeVry University’s Keller School of Management MBA, Master of Accounting and Financial Management or Master of Science in Accounting programs. CPA exam candidates can take advantage of Becker’s CPA Exam Review learning approach and materials earning full academic credit. These credits also may be used to fulfill the 150-hour educational requirement that most states have made a prerequisite to becoming licensed as a CPA.

ACAMS

Money laundering and the financing of terrorism are financial crimes with significant economic effects. The United Nations Office on Drug and Crime estimates that in one year 2-5% of global GDP, or $800 billion - $2 trillion, is laundered globally. Money laundering can occur in various forms including corruption, drug trafficking, tax evasion and cybercrime. AML is the set of procedures, laws and regulations designed to combat the practice of generating income through illegal actions. Professionals who need effective AML procedures include financial institutions, insurers, asset managers, lawyers, broker-dealers, private equity firms, consultants, law enforcement and credit institutions. This training protects companies against various costs such as financial penalties from regulatory bodies, personal liability, financial action from shareholders or employees and reputational damage.

There are approximately 1.6 million AML industry individuals that can be addressed in the various market segments. Organizations training methods are met by third-party training, internally developed training or informal training. Regulators are pressuring companies to develop higher standards and to maintain these standards. Due to regulations changing frequently, internal training is losing credibility and causing regulators to place higher weight on the third-party developed training programs. Currently, 30% of training is reported to be outsourced to third parties. ACAMS is the largest AML certifier and is considered the “gold standard” in AML credentialing.

According to a survey completed by Dow Jones in 2015, the top three memberships with which professionals associate are ACAMS, American Bankers Association (“ABA”) and Association of Certified Fraud Examiners. Two of the top read industry publications are ACAMS Today and ACAMS moneylaundering.com. ACAMS is also a leader in the industry in conference attendance.

Technology and Business

Adtalem Brazil

The Brazilian private postsecondary education market grew by 47% between 2005 and 2015 (onsite students), reaching approximately $17 billion in revenue and enrollment of 6.1 million students in 2015, according to Hoper Educational Consulting and the Ministry of Education (“MEC”). In addition, the goals defined by the Nacional Plan of Education (“NPE”) for the period from 2011 to 2023, indicate a continuing favorable scenario for the expansion of higher education in Brazil. NPE expects to increase enrollments by 50%, which would represent almost five million more higher education students in the next seven to eight years.

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

Most Adtalem Brazil institutions compete in the superior quality market. Adtalem Brazil faces local competition at each location in which it operates. Nationwide there are also competitors such as: Laureate, Kroton Educacional, Anima, SER and UNIP.

Private institutions play an important role in the Brazilian education market. According to MEC, of the 8.0 million students who were enrolled in higher education in Brazil, 76% were enrolled in private institutions. Enrollment of new students in private institutions grew by 4.5% from 2012 to 2014, compared to 1.9% growth of new students at public institutions.

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

U.S. Traditional Postsecondary

DeVry University

In every market in which DeVry University operates, there are numerous state institutions, community colleges and independent universities. In particular, there continues to be competitive pressure from online programs by private-sector, publicly-funded and independent institutions. Due to increased competition and the overall postsecondary student population decline over the last several years, DeVry University is experiencing significantly higher declines in enrollment.

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

Undergraduate Programs

Management believes that DeVry University’s competitive strengths in the market for undergraduate programs include:

•	Current curricula offerings that address the growing importance of technology in business;
•	Faculty with relevant industry experience;
•	Dedicated student and career service assistance throughout their programs;
•	National name recognition and market presence;
•	Regional accreditation;
•	Quality programmatic accreditations;
•	Flexibility and convenience with classes offered at many locations nationwide and online, utilizing connected classroom technology;
•	Evening, weekend, and online class schedules;
•	Year-round academic schedules that permit more flexible attendance and earlier graduation;
•	Bachelor’s degree programs that can be completed in three years; and
•	Small class sizes.

Graduate Programs

Management believes that DeVry University’s competitive strengths in the market for graduate programs include:

•	A practitioner oriented approach to education that stresses skills that employers value;
•	A high level of service to the adult student, including flexible schedules and locations that are convenient to where many students work;
•	The convenience of onsite teaching locations in major metropolitan areas nationwide and online; and
•	Flexible schedules with six sessions each year that enable new students to start their program at any of the six sessions and continuing students to take a session off, if necessary, to accommodate their schedules.

Demographic information based on DeVry University’s fall term enrollment follows.

Student Level	Fall 2016	Fall 2015
Undergraduate	73.9%	73.5%
Graduate	26.1%	26.5%

Age	Fall 2016	Fall 2015
24 and Under	16.9%	18.4%
25 - 39	58.8%	57.8%
40 and Over	24.3%	23.8%

Gender	Fall 2016	Fall 2015
Male	48.4%	49.5%
Female	51.6%	50.5%

Race/Ethnicity	Fall 2016	Fall 2015
White	39.1%	39.0%
Black or African American	22.7%	24.2%
Hispanic (of any race)	16.9%	16.3%
Asian	5.8%	5.5%
Non-resident Alien	2.9%	2.8%
Two or More Races	1.2%	1.1%
Native Hawaiian or Other Pacific Islander	0.6%	0.7%
American Indian or Alaska Native	0.5%	0.5%
Race/Ethnicity Unknown	10.3%	9.9%

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

A prospective career college student in most markets will have a choice of institutions offering similar programs. Carrington distinguishes itself by focusing primarily on healthcare programs. Carrington campuses offer students:

•	A wide range of healthcare program offerings;
•	Attractive and conveniently located facilities;
•	Learning methodologies that blend didactic instruction with experiential laboratory exercises;
•	Faculty that have relevant work experience;
•	Small class sizes;
•	High levels of service to students; and
•	Accelerated programs with flexible class schedules.

STUDENT ADMISSIONS

Medical and Healthcare

Chamberlain University

Marketing and Outreach

Chamberlain advertises through a variety of marketing channels to inform prospective students interested in entering or advancing their nursing careers about the university and the programs it offers. A mix of local and national tactics are utilized, including online display, paid search, email, paid social, online video, and local radio advertising.

To inform students about the pre-licensure program offered at its 20 campus locations, Chamberlain representatives visit high schools, cultivate referrals and participate in career fairs. Chamberlain campuses hold open house events for prospective students and Experience Nursing Days for high school students to inform them about the requirements for nursing school.

Post-licensure programs rely primarily on internet advertising, word of mouth from current students and alumni, and healthcare partnerships to reach prospective students. A variety of highly targeted internet advertising tactics are used to reach registered nurses who are considering advancing their careers. A team of healthcare development specialists establishes partnerships with healthcare institutions, other large employers of nurses and community colleges.

Student Admissions and Admissions Standards

Pre-Licensure BSN Program

The Chamberlain undergraduate pre-licensure admission process is made up of two phases: Academic Eligibility and Clinical Clearance. Applicants must meet both sets of requirements to be eligible for admission. Academic eligibility requires proof of graduation with a minimum grade point average of 2.75 from a recognized high school or other college, along with a minimum custom score on the A2 Admission Assessment test. The admissions committee reviews each application and selects the most qualified candidates. Applicants who are deemed Academically Eligible must receive Clinical Clearance, which includes a background check, fingerprint screen and drug screen, in order for acceptance to be granted. Chamberlain enrolls students in its pre-licensure programs three times per year.

RN to BSN Option

Admission to the RN to BSN Option requires a nursing diploma or Associate Degree in Nursing from an accredited institution, a minimum grade point average of 2.0 and a current, active, unrestricted RN license in the U.S. or other jurisdiction that is an associate member of the National Council of State Boards of Nursing (“NCSBN”). Chamberlain enrolls students in its RN to BSN program six times per year.

Graduate Programs

To enroll in the MSN program, a prospective student must possess a degree in nursing at the bachelor’s level or higher from an accredited institution, a minimum grade point average of 3.0, and a current, active, unrestricted RN license in the U.S. or other jurisdiction that is an associate member of the NCSBN.

Enrollment in the MPH program requires a bachelor’s level degree or higher from an accredited institution and a minimum grade point average of 3.0.

The DNP program requires a degree at the master’s level or higher from an accredited institution, a minimum grade point average of 3.0, and a current, active, unrestricted RN license in the U.S. or other jurisdiction that is an associate member of the NCSBN.

Chamberlain enrolls students in its graduate programs six times per year.

Medical and Veterinary Schools

Marketing and Outreach

AUC, RUSM and RUSVM focus their marketing efforts on attracting qualified, primarily U.S. and Canadian, applicants, with the motivation and requisite academic ability to complete their educational programs and pass the USMLE and the North American Veterinary Licensure Examination (“NAVLE”), respectively. Each institution’s marketing effort includes visits to undergraduate campuses to meet students and their pre-med/pre-vet advisors, direct e-mail marketing, webinars, targeted direct mail campaigns, information seminars in major markets throughout the U.S., Canada, and Puerto Rico, alumni referrals, a national undergraduate poster campaign, radio advertisements in select markets, digital and social media and print ads in major magazines and newspapers.

Student Admissions and Admissions Standards

AUC, RUSM and RUSVM each employ regional admissions representatives in locations throughout the U.S. and in Ontario, Canada, who seek out students interested in its programs. The successful applicant must have received a bachelor’s degree and taken the Medical College Admission Test (“MCAT”). Candidates for admission must interview with an admissions representative and all admission decisions are made by the admissions committees of the medical and veterinary schools.

Professional Education

Becker CPA

Marketing and Outreach

Becker markets its courses directly to potential students and to selected employers, primarily the large global, national and regional public accounting firms. Alumni referrals, print advertising, e-mail, digital and social media advertising and a network of student representatives at colleges and universities across the country also generate new students for Becker’s review courses. The Becker website is another source of information for interested applicants.

Becker has relationships with more than 2,500 public accounting firms, corporations, government agencies and universities. Becker delivers its CPA Exam Review Courses on more than 100 college campuses, recruiting students attending those institutions. Becker also is the preferred provider of CPA review for most of the country’s largest public accounting firms, having relationships with all of the top 100 public accounting firms, including each of the Big 4 public accounting firms.

ACAMS

Marketing and Outreach

ACAMS markets its courses to selected employers, primarily large banks and payment processors. Direct mail, print advertising, e-mail, digital and social media advertising also generate new members and program participants. The ACAMS website is another source of information for interested applicants.

Technology and Business

Adtalem Brazil

Marketing and Outreach

Adtalem Brazil advertises on various internet sites, at special events, on television and radio, and utilizes a variety of methods to reach prospective students. Each Adtalem Brazil institution and campus has a specific media plan based on the local market.

Adtalem Brazil’s high school program representatives visit high schools throughout the Northeast, North and Southeast regions of Brazil, providing workshops on career choices, the importance of a college education and the international benefits offered by Adtalem Brazil.

Adtalem Brazil’s Corporate Training Services organization is designed to meet the educational needs of corporate clients and their employees with tailor-made program offerings. A national network of corporate account supervisors directs the student recruiting efforts primarily at the country’s more prominent companies, leveraging relationships with these clients and offering undergraduate, graduate and also customized educational programs.

Student Admissions and Admission Standards

Adtalem Brazil provides admissions services, and employs salaried, full-time admissions advisors at each Adtalem Brazil institution to support those candidates interested in enrolling in any of Adtalem Brazil’s institutions. Applicants to Adtalem Brazil undergraduate programs are required to take an entrance examination or “Vestibular” at each institution during one of the two enrollment sessions per year, in January or July.

Adtalem Brazil offers the “CASA” program (Student Support), which aims to help students achieve better academic results through educational and psychological support and monitoring. CASA program advisors provide professional guidance to current students and alumni. The main objective of this support is to facilitate access to labor markets and to help students in planning their professional careers.

U.S. Traditional Postsecondary

DeVry University

Marketing and Outreach

DeVry University advertises on various internet sites, television and radio, and utilizes a variety of digital advertising methods to reach prospective students. DeVry University’s highly integrated brand initiative focuses on DeVry University as an accredited, quality academic institution. Its campaigns are grounded in ongoing in-depth consumer marketplace research, and leverage multiple channels, including broadcast, print and internet advertising, public relations, content marketing and social media, as well as local marketing efforts.

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

Student Admissions and Admissions Standards

DeVry University employs admission representatives who assist with applicants interested in attending the university.

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

To be admitted to a graduate program, applicants must hold a bachelor’s degree from a U.S. institution that is accredited by a U.S. regional accrediting agency or selected national accrediting agencies or international institutions recognized as the equivalent, and complete an interview with an admissions representative. International applicants must hold a degree recognized as equivalent to a U.S. baccalaureate degree, satisfy the English-language proficiency requirement and meet all other admission requirements. Applicants whose undergraduate cumulative grade point average is 2.50 or higher are eligible for admission. Applicants with a cumulative grade point average below 2.50 must achieve acceptable scores on the Graduate Management Admission Test (“GMAT”), the Graduate Record Examination (“GRE”) or the DeVry University administered placement exams. Admissions decisions are based on evaluation of a candidate’s academic credentials, entrance test scores and a personal interview.

Carrington College

Marketing and Outreach

Carrington utilizes varied marketing approaches to generate interest from potential students. Carrington conducts advertising campaigns in the communities we serve using traditional, digital and social media. In addition, Carrington holds open house events for prospective students, cultivates alumni referrals and participates in various community outreach events.

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

Medical and Healthcare

Chamberlain University

Chamberlain is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”), which is one of the eight regional agencies that accredit U.S. colleges and universities at the institutional level. The baccalaureate, master’s and doctorate degree nursing programs are accredited by the Commission on Collegiate Nursing Education (“CCNE”).

Medical and Veterinary Schools

The Government of St. Maarten authorizes AUC to confer the M.D. degree. AUC is accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries, which do not have a national medical school accreditation body. The National Committee on Foreign Medical Education and Accreditation of ED (“NCFMEA”) has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education (“LCME”). In addition, AUC is approved to place students in clinical rotations in the majority of states, including California, Florida and New York, where robust processes are in place to evaluate and approve an international medical school’s programs. AUC students can join residency training programs in all 50 states.

The Commonwealth of Dominica authorizes RUSM to confer the M.D. degree. RUSM is recognized and accredited by the Dominica Medical Board (“DMB”), which is authorized to accredit medical programs by the government of Dominica. The NCFMEA has affirmed that the country of Dominica has established and enforces standards of educational accreditation that are comparable to those promulgated by the LCME. RUSM has also received four-year accreditation by the Caribbean Accreditation Authority for Education in Medicine and other Health Professions. In addition, RUSM is approved to place students in clinical rotations in the majority of states, including California, Florida, New Jersey and New York, where robust processes are in place to evaluate and accredit an international medical school’s programs. RUSM students can join residency training programs in all 50 states.

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

Professional Education

Becker CPA

Becker’s accreditation from the Accrediting Council for Continuing Education & Training (“ACCET”) allows it to extend its programs to organizations, such as governmental agencies, armed forces and international students.

Technology and Business

Adtalem Brazil

The Brazilian MEC controls and regulates postsecondary education at all levels in Brazil. The MEC also controls the issuance of licenses and permits.

The MEC licensing process occurs on two levels: institutional and programmatic. Each institution is required to obtain a license, which must be renewed every three to five years. An Indice Geral de Cursos (IGC) or “General Programs Index” score above 2, within a range of 1 to 5 (with 5 being the maximum grade possible) is considered satisfactory. The current ICG score of all Adtalem Brazil institutions, except Joao Pessoa and Sao Luis, is 3 or greater. Joao Pessoa and Sao Luis have not yet received a score.

The IGC score is calculated using the average of all the “Conceito Preliminar de Curso” or “Preliminary Program Grade” (“CPC”) of the institution, weighted by the number of students. The CPC is an academic quality metric composed of:

55%       Results of the ENADE - the national end-of-program exam organized by MEC;

30%       Faculty credentials and part or full-time faculty status; and

15%       Student satisfaction.

MEC also licenses programs at each institution. The regulations are different for undergraduate and graduate programs. For undergraduate programs, MEC must grant “authorization” status before classes may commence. After a program is 50% to 75% complete, MEC auditors visit the program to grant the definitive license, which can be automatically renewed every three years, unless the program presents an unsatisfactory CPC below 3 within a range of 1 to 5 (with 5 being the maximum grade). Currently, Adtalem Brazil has approximately 380 authorized undergraduate programs; 192 of them have been licensed and the remainder have not yet reached 75% of completion.

Programs leading to Master of Science and Doctorate degrees are strictly regulated at the graduate level in Brazil by MEC. Other types of graduate programs are loosely regulated and do not have licenses issued by MEC. Adtalem Brazil has one Master of Science program at FBV and two at IBMEC RJ. All three had their licenses renewed in 2015.

U.S. Traditional Postsecondary

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

In addition to regional accreditation for the overall university, several of DeVry University’s programs hold programmatic accreditation. The baccalaureate electronics engineering technology, biomedical engineering technology and computer engineering technology programs at many of DeVry University’s U.S. locations are accredited by the Electronics Technology Accreditation Commission of the Accreditation Board for Engineering and Technology (ETAC of ABET), an accreditation board for applied science, computing, engineering and technical education. DeVry University recently received reaffirmation of accreditation from ETAC of ABET for all of these programs until 2023. Additionally, for the first time the online ET programs are now also accredited by ABET, which has only been granted to a very limited number of universities.

The associate degree program in health information technology and the Medical Billing and Coding certificate are offered online. These programs, and the bachelor’s degree program in technical management with health information management specialty, are accredited by the Commission on Accreditation for Health Informatics and Information Management Education (“CAHIIM”).

The clinical laboratory science program at DeVry University’s Phoenix, Arizona campus is accredited by the National Accrediting Agency for Clinical Laboratory Sciences (“NAACLS”). This program is no longer accepting new applicants and students enrolled are being taught out through their graduation date.

The Project Management Institute’s Global Accreditation Center accredits DeVry University’s baccalaureate business administration and technical management programs when completed with a project management emphasis.

DeVry University undergraduate and graduate degree programs in business and accounting were granted initial accreditation by the Accreditation Council for Business Programs and Schools (“ACBSP”) in May 2013. DeVry University became only the ninth institution to achieve separate accounting accreditation from the ACBSP at the time of initial accreditation. This is an important milestone in recognition of DeVry University’s quality programs and its commitment to continuous improvement.

Carrington College

Carrington is regionally accredited by the Accrediting Commission of Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC/WASC”). In addition to the institutional accreditation, various individual campus locations hold a number of programmatic accreditations and approvals by the following programmatic accreditors:

•	Accrediting Bureau of Health Education Schools
•	Medical Assisting Education Review Board
•	Accrediting Commission for Education in Nursing (formerly NLNAC)

•	American Society of Health-System Pharmacists
•	American Veterinary Medical Association
•	Commission on Accreditation of Allied Health Education Programs
•	Commission on Accreditation for Respiratory Care
•	Commission on Dental Accreditation
•	Joint Review Committee on Education in Radiologic Technology
•	The Commission on Accreditation in Physical Therapy Education
•	Accreditation Review Council on Education in Surgical Technology and Surgical Assisting

TUITION AND FEES

Medical and Healthcare

Chamberlain University

Effective May 2017, tuition is $675 per credit hour for students enrolling in the BSN (onsite) program. This tuition rate is unchanged from the prior year. This amount does not include the cost of books, supplies, transportation or living expenses.

Effective May 2017, tuition is $590 per credit hour for students enrolled in the RN-to-BSN online degree program. Tuition for students enrolled in the online MSN program is $650 per credit hour. For students enrolled in the FNP track, tuition is $665 per credit hour for the ten FNP specialty courses. Tuition for the online DNP program is $750 per credit hour. All of these rates are unchanged from the prior year.

Effective July 2017, tuition for Chamberlain’s MPH program is $550 per credit hour.

Students who are associated with or employed by organizations who have entered into an institutional education partnership with Chamberlain receive a specified discount from these rates.

Medical and Veterinary Schools

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

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses or health insurance.

Professional Education

Becker CPA

The price of Becker’s complete classroom CPA Exam Review Course is $3,393 for all four sections of the exam. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $1,131 per section. These prices represent no increase from the prior year. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses, state CPA societies and participating accounting firms.

ACAMS

The price of ACAMS membership is $195 per year for public-sector employees and $295 per year for private-sector employees. Various levels of multi-year pricing is also available. The price of the CAMS course is $1,145 for public-sector employees and $1,495 for private-sector employees. The price of training, seminars and conferences vary with the content and duration of the programs.

Technology and Business

Adtalem Brazil

Adtalem Brazil operates 23 academic sites in 12 states in Northeast, North and Southeast Brazil. Adtalem Brazil also operates approximately 220 distance learnings centers throughout Brazil under Damasio’s franchise agreements. Each of these cities has different competitive markets and therefore we offer localized tuition rates.

All Adtalem Brazil institutions have tuition levels that are competitive with other top ranked institutions in their local markets. Due to the nature and wide range of programs, tuition varies from approximately $242 per month for an Associate Degree up to approximately $2,080 per month for a Medical Degree. Damasio provides test preparation, undergraduate and graduate courses, which vary in price from approximately $74 for a test preparation course up to approximately $938 for an undergraduate course. This pricing structure is consistent with Adtalem Brazil’s positioning as a quality education provider offering a high level of service to its students.

U.S. Traditional Postsecondary

DeVry University

DeVry University’s Fixed Tuition Promise (“FTP”) is a cohort tuition policy for matriculating students enrolled in the July 2014 through May 2017 sessions, whereby tuition rates are locked in until students graduate as long as they remain enrolled. To maintain eligibility, students may not miss more than five consecutive sessions. The FTP applies to students in all programs and all levels of study. The FTP was eliminated effective with the May 2017 session.

Since September 2015, DeVry University’s U.S. undergraduate tuition has been $609 per credit hour for new students. If a student was enrolled before September 2015, they will continue to pay $609 per credit hour for up to seven credit hours and $365 for each credit hour in excess of seven credit hours as they are covered under the FTP; however, this special savings is no longer available for students who first enrolled after September 2015. For students who apply after April 21, 2017 and enroll in the July 2017 session and forward to one of DeVry University’s Tech Path associate or bachelor’s degree programs, tuition has been reduced to $487 per credit hour. These amounts do not include the cost of books, supplies, fees, transportation and living expenses. Based upon current tuition rates, a full-time, newly enrolled student in the five semester undergraduate network systems administration associate degree program will pay total tuition of $32,629. A newly enrolled student in the eight semester undergraduate computer information systems bachelor’s degree program will pay total tuition of $60,388. Each semester is comprised of two eight-week sessions.

Effective July 2017, Keller program tuition per course is $2,298. This rate is unchanged from the prior year.

The DeVry University Scholarship and Grant program is a merit-based award designed to give qualified students an opportunity to be rewarded for their academic performance as they progress in their studies to graduation. Initial awards are based on a student’s incoming grade point average, with subsequent awards determined annually based on the student’s cumulative grade point average. Eligible students can receive up to $25,000 in lifetime award funding for bachelor’s degree students, and up to a $12,500 lifetime award for associate degree students. Award amounts range from $1,000 to $2,500 per semester for full-time enrollment. This program was eliminated for new students enrolling in the July 2017 session and forward. Current recipients in this program will continue to receive their scholarships as long as they maintain their eligibility.

If a student leaves school before completing an enrollment period, U.S. state and Canadian provincial regulations permit schools to retain a set percentage of the total tuition received. This amount varies, but generally equals or exceeds the percentage of the term the student completes. Excess amounts are refunded to the student or the appropriate financial aid funding source.

Carrington College

On a per credit hour basis, tuition for Carrington programs range from $306 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $335 to $371 per credit hour. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books, uniforms, program-specific supplies and/or testing. A student services fee ranging from $30 to $50, depending on the course, is charged as well. Total program tuition ranges from approximately $13,000 to $20,000 for most certificate programs and up to approximately $62,000 for a few advanced programs.

FINANCIAL AID AND FINANCING STUDENT EDUCATION

Students attending Chamberlain, AUC, RUSM, RUSVM, Adtalem Brazil, DeVry University and Carrington pay for their education through a variety of sources. These sources include government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments. Students attending Becker review courses and ACAMS programs are not eligible for federal or state financial aid, but many receive partial or full tuition or fee reimbursement from their employers. In addition, Becker’s CPA Review Course can be financed through Becker under an 18-month term loan program.

The following table summarizes Adtalem’s cash receipts from tuition payments by fund source as a percentage of total revenue for fiscal years 2016 and 2015, respectively. Final data for fiscal year 2017 is not yet available.

	Fiscal Year
	2016	2015
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	58%	59%
Brazil FIES Public Loan Program	4%	2%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	36%	37%
Total	100%	100%

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (as reauthorized, “HEA”) guides the federal government’s support of postsecondary education. The HEA was last reauthorized by the U.S. Congress in July 2008, and was signed into law in August 2008. Committee leadership of both the U.S. House of Representatives and Senate have begun HEA reauthorization activities with hearings and introduction of several related bills. Existing programs and participation requirements are subject to change in this process. Among the issues that management believes may be included in the final reauthorization bill are affordability and college costs; access, persistence and completion; more transparent information for consumers; student loan programs; accreditation and oversight; innovation; and the administrative burden of federal regulations. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

Information about Particular U.S. Government Financial Aid Programs

Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

United States Federal Financial Aid Programs

Students in the U.S. rely on three types of ED student financial aid programs under Title IV of the HEA.

1. Grants. Chamberlain, DeVry University and Carrington undergraduate students may participate in the Federal Pell Grant and Federal Supplemental Education Opportunity Grant programs.

•	Federal Pell Grants: These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2017-2018 school year, eligible students could receive Federal Pell Grants ranging from $900 to $8,800.

•	Federal Supplemental Educational Opportunity Grant (“FSEOG”): This is a supplement to the Federal Pell Grant, and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement federal funds with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below) or by externally provided scholarship grants.

2. Loans. Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington students may participate in the Direct Subsidized, Unsubsidized and PLUS programs within the Federal Direct Student Loan Program. DeVry University students may also participate in the Federal Perkins Student Loan Program.

•	Direct Subsidized Loan: Awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) available to undergraduate students with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis (the student is responsible for paying the interest charges during the six months after no longer attending school on at least a half-time basis for those loans with a first disbursement between July 1, 2012 and July 1, 2014). First time borrowers after July 1, 2013 are eligible for Direct Subsidized Loans only for 150% of the published length of their academic program. Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher undergraduate academic year.

•	Direct Unsubsidized Loan: Awarded to students who do not meet the needs test or as an additional supplement to the Direct Subsidized Loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized Loan limits per academic year range from $6,000 for students in their first and second academic year to $7,000 in later years and increasing to $20,500 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional amount of Unsubsidized Loans up to the limit of the Direct Subsidized Loan at their respective academic grade level. The total Direct Loan aggregate borrowing limit for undergraduate students is $57,500 and $138,500 for graduate students, which is inclusive of Direct Subsidized Loan amounts borrowed as an undergraduate.

•	PLUS and Grad PLUS Loans: Enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed, but may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance, which includes allowances for tuition, fees and living expenses. Both PLUS and Grad PLUS are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

•	Federal Perkins Loan: A low-interest loan available only to those students who demonstrate exceptional financial need with interest and principal repayment deferred until nine months after a student no longer attends school on at least a half-time basis. The maximum Federal Perkins Loan amount is established by the institution, but cannot exceed $5,500 per award year. Ongoing funding for this program is provided from collections on loans issued in previous years. When students repay principal and interest on these loans, that money goes to the pool of funds available for future loans to students at the same institution. The authorization of the Federal Perkins Loan Program is made separate in the HEA from the Direct Loan Programs and is scheduled to expire on September 30, 2017.

3. Federal Work-study. This program offers work opportunities, both on or off campus, on a part-time basis to students who demonstrate financial need. Federal Work-study wages are paid partly from federal funds and partly from qualified employer funds.

State Financial Aid Programs

Certain states, including Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Minnesota, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Vermont, offer state grant and loan assistance to eligible undergraduate students attending Adtalem institutions.

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

Information about Other Financial Aid Programs

Private Loan Programs

Some Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington students rely on private (non-federal) loan programs for financial assistance. These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards. The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards.

Most private loans are approved using the student’s or a co-borrower’s credit history. The cost of these loans varies, but in almost all cases will be more costly than the federal programs. The application process is separate from the traditional financial aid process. Student finance personnel at Adtalem’s degree-granting institutions coordinate these processes so that students generally receive assistance from the federal and state programs before utilizing private loans.

Adtalem does not maintain a preferred lender list, but does list all of the lenders that made private loans to Adtalem students in the previous year and still offer loans to Adtalem students.

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

Brazilian Government Financial Aid Programs

Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program (“Fundo de Financiamento Estudantil” or “Students Financing Fund”), which is financed by the Brazilian government. Adtalem Brazil also participates in PROUNI (“Programa Universidade para Todos” or “University for All Program”), a Brazilian governmental program, which provides federal tax incentives to educational institutions in exchange for providing scholarships to lower income undergraduate students.

FIES targets students from low socio-economic backgrounds enrolled at private postsecondary institutions. Eligible students receive loans with below market interest rates that are required to be repaid after an 18-month grace period upon graduation. FIES pays participating educational institutions tax credits, which can be used to pay certain federal taxes and social contributions. FIES repurchases excess credits for cash. FIES deducts from periodic payments to Adtalem Brazil an average amount of 5.81% to cover administrative expenses (5.63%) and student defaults (0.18%). There is no additional cost to Adtalem Brazil if students fail to pay their loans under the applicable rules. In fiscal year 2017, approximately 26% of Adtalem Brazil’s degree-seeking students were financing their education under the FIES program, and approximately 28% of Adtalem Brazil revenue was associated with the program.

PROUNI promotes the offering of tuition discounts in private postsecondary education schools by granting federal tax incentives for the participating institutions. Discounts reduce tuition by either 50% or 100%. The percentage is driven by rules defined by the Brazilian government based on family monthly earnings. Neither Adtalem Brazil nor its students receive direct funding from the federal government for the tuition discounts granted. Instead, Adtalem Brazil reduces its income tax expense and its income tax liability for the amount of the discounts issued. As of June 30, 2017, approximately 21% of Adtalem Brazil’s undergraduate students have obtained scholarships under the PROUNI program.

The FIES and PROUNI programs are required to be managed in accordance with government standards. Any regulatory violation can be the basis for disciplinary action, including suspension, limitation or termination of rights under the financial assistance program.

In addition to the requirements that educational institutions must meet, student recipients of FIES and PROUNI must maintain satisfactory academic progress towards completion of their programs of study and an appropriate grade point average every semester.

During fiscal year 2015, the Brazilian postsecondary education sector experienced significant funding changes. Government financial aid initiatives have impacted enrollment growth trends. The Brazilian government has stated that it is supportive of the FIES program, which is important in helping achieve the national goal of increasing the number of college graduates; however, changes enacted in calendar year 2015 to the FIES regulations added restrictions limiting student eligibility for FIES funding and extended the government’s time to disburse funding to participating institutions. These changes include reducing the number of new FIES contracts, decreasing the monthly maximum family income limits that students’ families must not exceed to qualify for a FIES loan, and adding minimum required entrance test scores in order to qualify for a FIES loan. Many educational groups and private institutions have experienced a decline in new student enrollment as a result of the new FIES regulations. In addition, the annual interest rate borrowers are charged increased from 3.4% to 6.5%. In 2016, the Brazilian government increased the maximum family income limits that students´ families must not exceed to qualify for loans from 2.5 to 3 times the minimum wage. This increased the population that qualifies for these FIES loans.

Adtalem-Provided Financial Assistance

Chamberlain students are eligible for numerous Adtalem-sponsored scholarships. Both merit and need based programs are offered, with awards ranging from $1,000 to $2,500 per semester.

Students at AUC may be eligible for an institutional scholarships. The scholarships range from $5,000 $ 47,500 to cover expenses incurred from tuition and fees. Students at RUSM may be eligible for an institutional scholarships. The scholarships range from $3,000 to up a full semester of tuition to cover expenses incurred from tuition and fees. Students at RUSVM may be eligible for an institutional scholarships. The scholarships range from $600 to $24,000 to cover expenses incurred from tuition and fees.

DeVry University undergraduate students are eligible for numerous Adtalem-sponsored scholarships, grants and tuition savings opportunities. Scholarship and grant programs generally are designed to help make the degree more affordable for students. Besides various scholarship offerings, DeVry University also provides tuition discounts for employer partners’ employees as well as military students and their spouses, which range from 10% to 60%.

Carrington students are eligible for numerous Adtalem-sponsored scholarships. Scholarship programs generally are designed to attract recent high school graduates, friends and family of current students and alumni, and to assist students’ access to key high demand fields. Awards can range from $1,500 to $2,000 for certificate programs.

Adtalem’s institutional loan programs are available to students at its Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington institutions. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain, DeVry University and Carrington require that students begin repaying loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay and reduce the possibility of over borrowing and to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker with an 18-month term loan program.

The institutional loans do not impose any origination fees, in general have a fixed rate of interest, and most carry annual and aggregate maximums that ensure that they are only a supplemental source of funding and not relied on as the main source. Borrowers must be current in their payments in order to be eligible for subsequent disbursements. Borrowers are advised about the terms of the loans and counseled to utilize all federal funding options. Credit scores of 620 and above are required for eligibility for institutional loans for DeVry University students.

Adtalem institutional loans are carried on our balance sheet, net of related reserves, and there are no relationships with external parties that shift the risk away from Adtalem.

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

Becker Professional Education

Students taking the Becker review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. Private loans are also available to students to help meet the program costs. In addition, Becker’s CPA Exam Review Course can be financed through Becker under an 18-month term loan program.

LEGISLATIVE AND REGULATORY REQUIREMENTS

Extensive and complex regulations govern all government grant, loan and work study programs in which Chamberlain, AUC, RUSM, RUSVM, Adtalem Brazil, DeVry University, Carrington and their respective students participate. Like all other educational institutions, Adtalem’s administration of these programs is regularly reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including the suspension, limitation or termination of an institution’s eligibility to participate in financial aid programs.

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

In addition to governance by the regulatory triad, there has been substantial and continuing increased focus in recent years by members of the U.S. Congress and federal agencies, including ED, the Consumer Financial Protection Bureau (“CFPB”) and the Federal Trade Commission (“FTC”), on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of proprietary institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the HEA. In addition, in October 2014, ED formed an inter-agency task force involving multiple federal agencies and departments including the FTC, the U.S. Departments of Justice, Treasury and Veterans Affairs, the CFPB, the SEC, and numerous state attorneys general, to coordinate activities and share information to protect students from unfair, deceptive and abusive acts and practices. We expect that this challenging regulatory environment will continue for the foreseeable future.

Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility to participate in Title IV programs, accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. ED regulations regarding financial responsibility provide that, if any one of our Title IV-eligible institutions is unable to pay its obligations under its program participation agreement as a result of operational issues and/or an enforcement action, our other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. As a result, even though Adtalem’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations and cash flows of Adtalem’s other institutions and Adtalem as a whole and could result in the imposition of significant restrictions on the ability of Adtalem’s other institutions and Adtalem as a whole to operate. For further information, see “A bankruptcy filing by us or by any of our Title IV institutions, or a closure of one of our Title IV institutions, would lead to an immediate loss of eligibility to participate in Title IV programs” under subsection “Risks Related to Adtalem’s Highly Regulated Industry” in “Item 1A – Risk Factors” of this Form 10-K.

We have summarized the most significant regulatory requirements applicable to our domestic postsecondary operations. Adtalem and DeVry University have been significantly impacted by these regulations and enforcement efforts and are currently facing multiple related lawsuits arising from the enhanced scrutiny facing the proprietary education sector. For information regarding such pending investigations and litigation, and the potential impact such matters could have on our institutions or on Adtalem, see in this Form 10-K: (1) “Note 16: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8, (2) the subsection of “Item 1A – Risk Factors” entitled “Risks Related to Adtalem’s Highly Regulated Industry,” and (3) the subsection of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” entitled “Liquidity and Capital Resources.”

Eligibility and Certification Procedures

The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution participating in the Title IV programs must be certified to participate and is required to periodically renew this certification. Institutions that violate certain ED Title IV regulations, including its financial responsibility and administrative capability regulations, may lose their eligibility to participate in Title IV programs or may only continue participation under provisional certification. Schools that do not meet financial responsibility requirements are required to submit a letter of credit equal to at least 10% their prior fiscal year Title IV disbursements and submit to ED’s heightened cash monitoring process. Provisional certification status carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified.

Defense to Repayment Regulations

Under the HEA, ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program. ED’s current Defense to Repayment Regulations permit a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law (“Defense to Repayment Regulations”). On October 28, 2016, ED published final regulations (the “2016 DtR Regulations”) expanding defenses and addressing other related matters, including certain circumstances under which ED may impose a fine, or limit, suspend, or terminate an institution’s participation in Title IV programs. The 2016 DtR Regulations create a new federal standard for borrower defenses to repayment of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. On June 14, 2017, ED announced that, due to pending litigation, it is indefinitely postponing implementing the majority of 2016 DtR Regulations, which were due to take effect on July 1, 2017. ED also announced its intention to re-evaluate the 2016 DtR Regulations. Management is unable to predict what any revised regulations may contain, the result of any other current or future rulemakings, or the impact of such rulemakings on our business. A summary of the key 2016 DtR Regulations is set forth below to provide an understanding of the potential scope of the new regulations and to summarize the 2016 DtR Regulations that will be effective if ED does not complete its rulemaking process.

Under the 2016 DtR Regulations, for Direct Loans first disbursed prior to July 1, 2017, ED would consider a borrower defense claim in accordance with the existing provisions, i.e., whether the institution’s acts or omissions give rise to a cause of action against the institution under state law. For Direct Loans first disbursed on or after July 1, 2017, a borrower could assert a defense to repayment based on one of three types of claims:

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

The 2016 DtR Regulations set forth two sets of procedures for borrower defense claims, one for individual borrowers and one for groups of borrowers identified by ED. For claims filed by individual borrowers, at the conclusion of a fact-finding process, ED would issue a final decision as to the merit of the claims and any relief granted to the borrower. ED would be able to initiate a separate proceeding to collect from the institution the amount of relief granted to the borrower. The group process would allow ED to identify a group of borrowers with common borrower defense claims based on individual claims filed or other sources. After a hearing concerning a group claim, ED would collect from the institution any liability assessed against the institution for relief granted to the borrowers.

The 2016 DtR Regulations also modified ED’s financial responsibility standards to provide that an institution (other than a public institution) is not able to meet its financial or administrative obligations, and is therefore not financially responsible, if it is subject to one or more automatic or discretionary triggering events.

If ED were to determine that an institution is not financially responsible because of the 2016 DtR Regulation triggering events, the institution would be required to provide an irrevocable letter of credit in connection with each triggering event equal to, in most cases, at least 10% of the amount of federal student financial aid funds received by the institution for the past year. An institution with multiple triggering events would be required to post cumulative letters of credit. An institution that is required to provide a letter of credit would also be required to disclose to students information about the letter of credit. Given the significant uncertainties in the regulations and the latitude provided to ED, it is possible that the new regulations may create significant liability or cause us to have to post a significant letter of credit that could have a material adverse effect on our business.

In addition to the disclosure to students about the institution’s letter of credit obligations, the 2016 DtR Regulations included a loan repayment warning requirement applicable solely to proprietary institutions. If a proprietary institution has a loan repayment rate that is less than or equal to zero during any fiscal year, it would be required to deliver a warning to prospective and enrolled students and also to place a warning on its website, its promotional materials, and its advertisements. An institution would have a loan repayment rate less than or equal to zero if the median in the population of borrowers has not paid down any of his or her loan balance within five years after leaving school.

In addition to the outcome from any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits or the outcome of any pending or future governmental inquiry, lawsuit or enforcement action described in this Form 10-K in (1) “Note 16: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 and (2) the subsection of Item 7 entitled “Liquidity and Capital Resources” could serve as the basis for individual borrowers or by ED on behalf of a group of borrowers under the Defense to Repayment Regulations, the posting of substantial letters of credit, or the termination of eligibility of one of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, which could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Approximately 11% of Adtalem’s 2014-2015 academic year programs fell into the failing category, and approximately 15% of Adtalem’s programs fell into the zone category, including the RUSVM’s veterinary medicine program. Adtalem provided required warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility in February 2017. Management expects that certain programs will be able to avoid falling into the zone or failing categories in future years through adjustments to program price, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments or initiatives are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or direct students to third-party lenders for financial support of student tuition and other expenses. These adjustments or initiatives, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years, as well as, if potential initiatives to improve graduate incomes are not executable, are not executed or are unsuccessful, the 2017-2018 academic year. This is possible notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.7% as of September 30, 2013, the latest 3-year cohort period for which official data is available). In March 2017, ED delayed implementation of some portions of the GE reporting regulations until July 1, 2017. While the delay does not affect RUSVM’s status, ED indicated in the delay announcement that its action was taken to allow ED to further review the GE regulations and their implementation, On June 16, 2017, ED then announced its intention to re-negotiate these rules. The timing and effective date of any future final regulations cannot be determined at this time. If the GE regulations and guidance are not changed prior to 2019 and RUSVM’s veterinary program is determined by ED to be the zone for the 2015-2016 and 2016-2017 academic years, RUSVM would be required to issue warnings to students as early as 2019 that Title IV funding may no longer be available to students attending RUSVM. Further, if RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid as early as the beginning of 2020, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.

“90/10 Rule”

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding Department of Veterans Affairs (“VA”) and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2016 and 2015, respectively. Final data for fiscal year 2017 is not yet available.

	Fiscal Year
	2016	2015
Chamberlain University	64%	65%
American University of the Caribbean School of Medicine	79%	80%
Ross University School of Medicine	82%	80%
Ross University School of Veterinary Medicine	83%	84%
DeVry University	63%	66%
Carrington College:
California	78%	76%
Boise	69%	70%
Portland	77%	76%
Phoenix	80%	80%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its six Title IV institutions derive from federal funding, including VA and military tuition assistance benefits. Management anticipates its institutions have met this lower threshold as of June 30, 2017, and will publicly report the results of the third party review verifying adherence to the voluntary limit.

Incentive Compensation

An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement never established clear criteria for compliance in all circumstances, but, prior to 2011, there were 12 safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. The new rules effective in 2011 eliminated the 12 safe harbors. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes limit Adtalem’s ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. Management believes that Adtalem has not been, nor is currently, involved in any activities that violate the restrictions on commissions, bonuses or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds.

Standards of Financial Responsibility

A separate financial responsibility test for continued participation by an institution’s students in U.S. federal financial assistance programs is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to heightened cash monitoring and other participation requirements. An institution with a score less than 1.0 is considered not financially responsible. However, a school with a score less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. If Adtalem becomes unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then Adtalem could be subject to heightened cash monitoring or be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Administrative Capability

The HEA directs ED to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause ED to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny its eligibility for Title IV programs.

State Authorization

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Chamberlain, DeVry University and Carrington are specifically authorized to operate in all of the domestic jurisdictions that require such authorizations. Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. Chamberlain, DeVry University and Carrington have obtained licensure in states which require such licensure and where their students are enrolled.

On December 19, 2016, ED published new rules concerning requirements for institutional eligibility to participate in Title IV programs. The regulations, which become effective beginning July 1, 2018, require an institution offering distance education or correspondence courses to be authorized by each state from which the institution enrolls students, if such authorization is required by the state. If an institution offers postsecondary education through distance education or correspondence courses in a state that participates in a state authorization reciprocity agreement, and the institution offering the program is located in a state where it is also covered by such an agreement, the institution would be considered legally authorized to offer postsecondary distance or correspondence education in the state where courses are offered via distance education, subject to any limitations in that agreement. The regulations also require an institution to document the state processes for resolving complaints from students enrolled in programs offered through distance education or correspondence courses. With regard to additional locations or branch campuses located in foreign countries, the regulations require that such campuses be authorized by an appropriate government agency of the country where the additional location or branch campus is located and, if at least half of an educational program can be completed at the location or branch campus, be approved by the institution's accrediting agency and be reported to the state where the institution's main campus is located. Lastly, the regulations require that an institution provide certain disclosures to enrolled and prospective students regarding its programs offered solely through distance education or correspondence courses.

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

Educational institutions are penalized to varying degrees under the Federal Direct Student Loan Program, depending on the default rate for the “cohort” defined in the statute. An institution with a cohort default rate that exceeds 20% for the year is required to develop a plan to reduce defaults, but the institution’s operations and its students’ ability to utilize student loans are not restricted. An institution with a cohort default rate of 30% or more for three consecutive years is ineligible to participate in these loan programs and cannot offer student loans administered by ED for the fiscal year in which the ineligibility determination is made and for the next two fiscal years. Students attending an institution whose cohort default rate has exceeded 30% for three consecutive years also are ineligible for Pell Grants. Any institution with a cohort default rate of 40% or more in any year is subject to immediate limitation, suspension or termination proceedings from all federal aid programs.

According to ED, the three-year cohort default rate for all colleges and universities eligible for federal financial aid decreased to 11.3% in fiscal year 2013 (the latest period for which data are available) from 11.8% in fiscal year 2012.

Default rates for Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington students follow. The latest period for which final three-year data is available is 2013.

	Cohort Default Rate
	2013	2012
Chamberlain University	3.6%	3.8%
American University of the Caribbean School of Medicine	0.5%	0.0%
Ross University School of Medicine	0.7%	0.4%
Ross University School of Veterinary Medicine	0.7%	0.6%
DeVry University	10.6%	12.6%
DeVry University: Federal Perkins Loan Program	15.3%	20.4%
Carrington College:
California	13.6%	15.1%
Boise	13.1%	10.3%
Portland	11.1%	15.7%
Phoenix	17.9%	17.5%

The three-year cohort default rates for Carrington College-Phoenix were in excess of 15% for the most recent year (2013). In accordance with ED regulations, disbursement of Title IV Stafford Loans for new students is delayed for a thirty day period for any institution with a cohort default rate in excess of 15%. Management believes that the delay in the related cash receipts for this Adtalem institution will not materially affect its operations or cash flow.

Under the Federal Perkins Loan Program, the institution is responsible for collecting outstanding loans. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan. Adtalem has worked to reduce the default rates for all loan programs by implementing financial awareness and student counseling programs and retaining outside loan servicing agencies to contact former students and inform them of their repayment options.

Carrington College has recently reassigned all outstanding Perkins loans to ED, and is no longer making new awards or disbursements. This action was taken based on the small size of the loan portfolio and in advance of the expiration of the authorization to award new loans, which will occur in September 2017.

Student-Right-to-Know-Act

Institutions that participate in U.S. federal financial aid programs must disclose information upon request about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students who enter the fall term. Completion rates calculated in accordance with the statute for each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges serving low-income students in the areas in which its campuses are located. However, DeVry University’s overall completion rate for full-time students (not limited to first-time, full-time-students, who comprise only approximately 19% of DeVry University’s entering class) is more representative of DeVry University’s student population and is higher than reported in these statistics. Many DeVry University students have previously attended other colleges, but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. Completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students. In an effort to improve our completion rates as defined by the statute, DeVry University has enhanced its student support services. For 2010 freshman students (the latest period for which final completion statistics are available), the first-time, full-time degree-seeking graduation rate for DeVry University U.S. undergraduates was 26.0%.

Satisfactory Academic Progress

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Change of Ownership or Control

Any change of ownership or control of Adtalem, depending on the type of change, may have significant regulatory consequences for each of Adtalem’s Title IV-eligible institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by our institutions’ accreditors and/or reauthorization by state licensing agencies. If we experience a change of ownership or control, then Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington may cease to be eligible to participate in Title IV programs until recertified by ED. There is no assurance that such recertification would be obtained on a timely basis. After a change in ownership or control, most institutions will participate in Title IV programs on a provisional basis for a period of one to three years.

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

Refer to “If regulators do not approve or delay their approval of transactions involving a change of control of our company, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditation and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business” under subsection “Risks Related to Adtalem’s Highly Regulated Industry” in “Item 1A – Risk Factors” of this Form 10-K.

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

State Approvals and Licensing

Adtalem institutions require authorizations from many state higher education authorities or Canadian ministries to recruit students, operate schools, conduct exam preparation courses and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the U.S., each Chamberlain, DeVry University and Carrington location is approved to grant certificates, diplomas, associate, bachelor’s, master’s and/or doctorate degrees by the respective state in which it is located. Additionally, many states require approval for out-of-state institutions to recruit within their state or offer instruction through online modalities to residents of their states. Adtalem believes it is in compliance with all state requirements as an out-of-state institution. AUC and RUSM clinical programs are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are reported to ED as required.

Many states and Canadian provinces require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted approximately $20.0 million of surety bonds with regulatory authorities on behalf of Chamberlain, Becker, DeVry University and Carrington.

Certain states have set standards of financial responsibility that differ from those prescribed by federal regulation. Adtalem believes it is in material compliance with state and Canadian provincial regulations. If Adtalem were unable to meet the tests of financial responsibility for a specific jurisdiction, and could not otherwise demonstrate financial responsibility, Adtalem could be required to cease operations in that state. To date, Adtalem has successfully demonstrated its financial responsibility where required.

SEASONALITY

Adtalem’s quarterly revenue and net income fluctuate primarily as a result of the pattern of student enrollments. Generally, the schools’ highest enrollment and revenue typically occur in the fall, which corresponds to the second and third quarters of Adtalem’s fiscal year. Enrollment is slightly lower in the spring, and the lowest enrollment generally occurs during the summer months. Adtalem’s operating costs do not fluctuate as significantly on a quarterly basis.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, operating income and net income by quarter for each of the past two fiscal years are included in “Note 18: Quarterly Financial Data” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

EMPLOYEES

As of June 30, 2017, Adtalem had the following number of employees:

			Temporary
	Faculty and Staff		and Student
	Full-time	Part-time	Employees	Total
Chamberlain University	1,174	13	239	1,426
Medical and Veterinary Schools	1,154	17	25	1,196
Becker Professional Education	305	5	84	394
Adtalem Brazil	2,810	21	130	2,961
DeVry University	1,101	12	246	1,359
Carrington College	639	91	66	796
Adtalem Shared Operations	1,085	10	-	1,095
Home Office	601	5	30	636
Total	8,869	174	820	9,863

Adtalem also utilizes approximately 6,500 independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. Approximately 300 administrative and support employees of RUSM’s medical school campus in Dominica and approximately 5,100 employees and adjunct faculty at Adtalem Brazil are covered by respective collective bargaining agreements with local unions. During fiscal year 2017, Adtalem implemented involuntary reductions in force (“RIF”) that reduced its workforce by 332 positions, primarily at DeVry University, Carrington and Adtalem’s home office.

Medical and Healthcare

Chamberlain University

Chamberlain campuses are led by campus presidents who are doctoral-prepared nurses. Campus presidents report to a regional director of campus operations and are supported by the director of the baccalaureate nursing program who is responsible for standardized delivery of curricula on each campus. Other campus staff include professional tutors, clinical coordinators, admissions advisors and student services.

Each of Chamberlain’s online programs is led by a dean or director who has a doctorate degree. All online students are supported by centralized admissions and student services teams. Additional administrative and management staff are located in Downers Grove, Illinois.

In general, Chamberlain’s faculty members have a master’s degree in nursing or other appropriate field and many have terminal degrees. Undergraduate liberal arts and sciences courses are taught by Chamberlain or DeVry University faculty. Chamberlain faculty members are not tenured.

Medical and Veterinary Schools

AUC is managed by a dean with appropriate department chairs and course directors to oversee the educational programs and clinical rotations. In addition, the school has student services staff to assist with student financial aid, housing and other student-related matters. The AUC campus is supported by administrative staff located in Coral Gables, Florida, Miramar, Florida and North Brunswick, New Jersey.

RUSM and RUSVM are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing and other student-related matters. Both the RUSM and RUSVM campuses are also supported by administrative staff located in Miramar, Florida and North Brunswick, New Jersey.

Faculty members at AUC and RUSM have either a Ph.D. or an M.D. degree or both. Full-time faculty are supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects. Each veterinary faculty member has either a Ph.D. or D.V.M. degree or both. Faculty members at AUC, RUSM and RUSVM are not tenured.

Professional Education

Becker CPA

Becker’s faculty consists primarily of practicing professionals and university professors who teach the review courses on a part-time, course-by-course basis. Becker is managed by a staff based primarily in Downers Grove, Illinois that supports its operations. Certain regional operations, as well as some other functions such as curriculum development, are managed and located throughout the U.S., the United Kingdom, Portugal and Hong Kong.

ACAMS

ACAMS’s instructors consist primarily of practicing professionals who teach the certification courses and seminars and present at conferences on a part-time basis. ACAMS is managed by a staff based primarily in Miami, Florida. Certain regional operations and other administrative functions are managed and located in New York, New York, the United Kingdom and Hong Kong.

Technology and Business

Adtalem Brazil

Most of Adtalem Brazil’s campuses are led by a General Director with some smaller center locations led by a General Manager. Damasio operations are led by a President. Most Adtalem Brazil faculty members work part-time (less than 40 hours weekly). Because part-time faculty teach pursuant to a contract with their institution, they are accorded the same rights and benefits as full-time employees in accordance with Brazilian employment laws. Adtalem Brazil’s management team along with support service functions including academics, curriculum development, regulatory compliance, marketing and recruiting management, legal, licensing and accreditation, financial aid processing, finance, information technology and human resources are based in Fortaleza and Sao Paulo, Brazil. More than 80% of Adtalem Brazil faculty members hold Master and/or Doctorate degrees.

U.S. Traditional Postsecondary

DeVry University

Each DeVry University campus and center is managed by a campus president or center dean and has a staff of academic deans and faculty, as well as academic support staff, admissions advisors, and student service personnel and other professionals. A group president oversees a number of the campuses and centers in a defined region.

DeVry University hires academic deans and faculty members in accordance with internal criteria, accrediting standards and applicable state law. All of DeVry University’s full-time faculty members hold advanced academic degrees, and most faculty members teaching in technical areas have related industry experience. Over 50% of DeVry University’s full-time faculty hold doctorate degrees. In addition to its regular faculty, DeVry University engages visiting professors who teach on a part-time basis while continuing to work in their technical field or specialty. Faculty members are evaluated based on student comments and observations by an academic dean. DeVry University faculty members are not tenured.

The DeVry University campuses and online program offerings are also supported by a central administrative and management staff based primarily in Downers Grove, Illinois.

Carrington College

Carrington campuses are managed by four regional management teams, which have oversight of operations, academics, enrollment services, student finance, career services and student records. These regional management teams are supported by campus-based support staff in the functional areas just described. Further support and oversight in the areas of academics, student finance, student and career services, enrollment services, human resources, marketing and information technology are provided by administrative staff located in Sacramento, California.

All Carrington faculty members must meet the minimum academic credentialing requirements as set forth by their respective institutional and programmatic accreditation bodies and state authorizing agencies, as applicable.

Home Office

Adtalem’s home office staff is located in Downers Grove, Illinois. The home office staff supports all of Adtalem’s educational programs and locations by providing a broad range of services. Among the centrally provided support services are licensing and accreditation, marketing, information technology, innovation, financial aid processing, regulatory compliance, audit and compliance services, legal, tax, payroll, finance and accounting. Also, several of the institution’s home offices are located at the Downers Grove home office. Among the centrally located services each institution’s home office staff provides are curriculum development, academic management, marketing and recruiting management. Additionally, Adtalem’s online operations and student finance administrative staff are located in offices in Naperville, Illinois.

TRADEMARKS AND SERVICE MARKS

Adtalem owns and uses numerous trademarks and service marks, such as “Adtalem Global Education,” “Adtalem,” “DeVry,” “DeVry University,” “DeVry Shield Design,” “Keller Graduate School of Management,” “Becker Professional Education,” “Becker CPA Review,” “ATC International,” “Ross University,” “Chamberlain College of Nursing,” “Chamberlain University,” “Carrington College,” “Carrington College California,” “American University of the Caribbean,” “Association of Anti-Money Laundering Specialists,” “ACAMS” and others. All trademarks, service marks and copyrights associated with its businesses are owned in the name of Adtalem Global Education Inc. or a subsidiary of Adtalem Global Education Inc. Adtalem vigorously defends against infringements of its trademarks, service marks and copyrights.

ADDITIONAL INFORMATION

Adtalem’s website address is http://www.adtalem.com.

Through its website, Adtalem offers its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) (the “Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. The website also includes copies of the following:

Adtalem Governance Principles

Policy for Shareholder Communication with Directors

Policy for Communicating Allegations Related to Accounting Complaints

Director Nominating Process

Adtalem Code of Conduct and Ethics

Academic Quality Committee Charter

Audit and Finance Committee Charter

Compensation Committee Charter

External Relations Committee Charter

Nominating and Governance Committee Charter

Information contained on the website is not incorporated by reference into this report.

Copies of the Adtalem’s filings with the SEC and the above-listed policies and charters also may be obtained by written request to Investor Relations at Adtalem’s executive offices. In addition, Adtalem’s filings with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Adtalem, that file electronically with the SEC; the website address is http://www.sec.gov.

ITEM 1A — RISK FACTORS

Adtalem’s business operations are subject to numerous risks and uncertainties. Investors should carefully consider the risk factors described below and all other information contained in this Annual Report on Form 10-K before making an investment decision with respect to Adtalem’s common stock. If any of the following risks are realized, Adtalem’s business, results of operations, financial condition and cash flows could be materially and adversely affected, and as a result, the price of Adtalem’s common stock could be materially and adversely impacted. Because of their very nature, management cannot predict all the possible risks and uncertainties that may arise. Risks and uncertainties that may affect Adtalem’s business include, but are not limited to:

Risks Related to Adtalem’s Highly Regulated Industry

If any regulatory audit, investigation or other proceeding finds us or one or more of our institutions in the Adtalem portfolio not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, the fines, limitations, restrictions, or obligations on our business could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Due to the highly regulated nature of proprietary postsecondary institutions, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us or one or more of our institutions, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. U.S. Department of Education (“ED”) regulations regarding financial responsibility provide that, if any one of our Title IV-eligible institutions is unable to pay its obligations under its program participation agreement as a result of operational issues and/or an enforcement action, our other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. As a result, even though Adtalem’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations and cash flows of Adtalem’s other institutions and Adtalem as a whole and could result in the imposition of significant restrictions on the ability for Adtalem’s other institutions and for Adtalem as a whole to operate.

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

As described in the subsection of Item 7 entitled “Liquidity and Capital Resources,” DeVry University received a preliminary program review report from ED that identified findings relating to its fiscal administration, student eligibility and administrative capability. An adverse disposition of these existing inquiries, administrative actions and claims or the initiation of other inquiries, administrative actions or claims, could, directly or indirectly, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Adverse publicity regarding any past, pending or future investigations, claims, settlements and/or actions against us or other proprietary institutions could negatively affect our reputation, business and/or the market price of our common stock. Unresolved investigations, claims and actions, or adverse resolutions or settlements thereof, could also result in additional inquiries, administrative actions or lawsuits, increased scrutiny, the withholding of authorizations and/or the imposition of other sanctions by state education and professional licensing authorities, taxing authorities, our accreditors and other regulatory agencies governing us, which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

As described in “Note 16: Commitments and Contingencies,” to the Consolidated Financial Statements in Item 8 of this Form 10-K, Adtalem, DeVry University Inc., and DeVry New York Inc. are the subject of numerous consumer lawsuits alleging facts similar to those alleged by the FTC and ED in previously resolved actions. Additionally, as described in the subsection of Item 7 entitled “Liquidity and Capital Resources,” DeVry University received a preliminary program review report from ED that identified findings relating to its fiscal administration, student eligibility and administrative capability. Due to the coordinated regulatory and enforcement efforts directed at us and other proprietary postsecondary higher education institutions and adverse publicity arising from such efforts, we may face additional government and regulatory investigations and actions, lawsuits from private plaintiffs and shareholder derivative claims. We may incur significant costs and other expenses in connection with our response to, and defense, resolution or settlement of, investigations, claims or actions, or group of related investigations, claims or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain injunctive relief, including altering certain business practices, or pay substantial damages, settlement costs, fines and/or penalties. In addition, findings or claims or settlements thereof could serve as a basis for additional lawsuits or governmental inquiries or enforcement actions, including actions under ED’s Defense to Repayment Regulations. Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV, DoD and VA programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us under future Defense to Repayment Regulations, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED has issued regulations setting forth new standards and procedures related to borrower defenses to repayment of Title IV loan obligations, ED’s right of recoveries against institutions following a successful borrower defense, and institutional financial responsibility. It is possible that a finding or allegation arising from current or future legal proceedings or governmental administrative actions, may create significant liability under the proposed regulations, which could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

On October 28, 2016, ED, published final rules concerning the acts or omissions of an institution of higher education that a student borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program, (“Direct Loan”), and certain other matters (“2016 DtR Regulations”). The 2016 DtR Regulations created a new federal standard for borrower defenses, new limitation periods for borrower defense claims, and new processes for resolution of such claims. On June 14, 2017, ED announced that, due to pending litigation, it is indefinitely postponing implementing the majority of new Defense to Repayment Regulations, which were due to take effect on July 1, 2017. ED also announced its intention to re-negotiate these rules. Management is unable to predict what any revised regulations may contain, the result of any current or future rulemakings, or the impact of such rulemakings on our business. If ED does not adopt the new rules that modify the Defense to Repayment Regulations, the outcome of any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits or the outcome of any future governmental inquiry, lawsuit or enforcement action, including matters described in described in “Note 16: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 and in the subsection of Item 7 entitled “Liquidity and Capital Resources,” could serve as the basis for claims by students or ED under the Defense to Repayment Regulations, the posting of substantial letters of credit, or the termination of eligibility of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, which could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

While the future of the Defense to Repayment regulations remain uncertain, certain constituencies are advocating to maintain standards and processes that would afford holders of federal student loans the broadest relief, potentially arising from certain findings, in pending or future governmental inquiries, lawsuits or enforcement actions against us. Despite the merits of our actions and defense, we may settle certain matters for strategic reasons, as a part of a resolution of other matters, or in order to avoid potentially worse consequences in inherently uncertain judicial or administrative processes. The terms of such settlement could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, although inconsistent with its usual practices, ED has broad discretion to impose significant limitations on us arising from acts it determines are in violation of their regulations, including potentially through the future re-negotiated Defense to Repayment Regulations. As a result, foreseeable and unforeseen consequences of prior and prospective adjudicated or settled legal proceedings and regulatory matters could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If Defense to Repayment Regulations are not significantly modified through upcoming rulemaking, pending or future lawsuits, investigations, program reviews and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other security that, in the aggregate, could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

The 2016 DtR regulations, if they are not significantly modified in connection with ED’s announced new rulemaking, could require Adtalem to post multiple and substantial letters of credit or other security in connection with, among other things, certain pending and future claims, investigations and program reviews, regardless of the merits of our actions or available defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures to grow and diversify our operations, sustain and fund our operations and make dividend payments to shareholders. Adtalem’s credit agreement allows Adtalem to post up to $100 million in letters of credit. In the event Adtalem is required to post letters of credit in excess of the $100 million limit, Adtalem would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required by ED. Adtalem may not be able to obtain the excess letters of credit or security or may only be able to obtain such excess letters of credit or security at significant cost.

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

In particular, in the U.S., the HEA subjects schools that participate in the various federal student financial aid programs under Title IV of the HEA (“Title IV”), which includes Chamberlain, DeVry University, Carrington AUC, RUSM and RUSVM, to significant regulatory scrutiny. Adtalem’s Title IV participating institutions collectively receive 69% of their revenue from students under Title IV programs. As a result, the suspension, limitation or termination of any of the eligibility of any of our institutions to participate in Title IV programs could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

To participate in Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED, and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a Program Participation Agreement (“PPA”).

Our institutions that participate in Title IV programs each do so pursuant to a PPA that, among other things, includes commitments to abide by all applicable laws and regulations, such as the Incentive Compensation, Substantial Misrepresentation, and GE regulations. Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to lawsuits brought by private plaintiffs on behalf of governments (qui tam actions), that have the potential to generate very significant damages linked to our receipt of Title IV funding from the government over a period of several years.

As described in “Note 16: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K, on January 27, 2016, DeVry University received a Notice of Intent to Limit from ED (the “January 2016 Notice”) informing DeVry University of ED’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. DeVry University requested a hearing regarding ED’s proposed limitations and, on October 13, 2016, reached a negotiated settlement agreement with ED regarding the January 2016 Notice (the “ED Settlement”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University (1) may no longer make representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980, including advertising regarding the cumulative graduate employment outcomes since 1975; (2) will maintain or undertake certain recordkeeping and compliance practices to support future representations regarding graduate employment rates; and (3) will post a notice on its website and in its enrollment agreements regarding the Since 1975 Representation. The ED Settlement also provides that, except for Heightened Cash Monitoring 1 status, ED will not impose conditions on the timing of, or documentation requirements for, disbursement of aid due to matters relating to lack of substantiation for the Since 1975 Representation. As a result of the ED Settlement, DeVry University’s participation in the Title IV programs will be subject to provisional certification for five years and DeVry University was required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. An institution under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

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

Approximately 11% of Adtalem’s 2014-2015 academic year programs fell into the failing category, and approximately 15% of Adtalem’s programs fell into the zone category, including the RUSVM’s veterinary medicine program. Adtalem provided required warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility in February 2017. Management expects that certain programs will be able to avoid falling into the zone or failing categories in future years through adjustments to program price, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments or initiatives are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or direct students to third-party lenders for financial support of student tuition and other expenses. These adjustments or initiatives, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years, as well as, if potential initiatives to improve graduate incomes are not executable, are not executed or are unsuccessful, the 2017-2018 academic year. This is possible notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.7% as of September 30, 2013, the latest 3-year cohort period for which official data is available). In March 2017, ED delayed implementation of some portions of the GE reporting regulations until July 1, 2017. While the delay does not affect RUSVM’s status, ED indicated in the delay announcement that its action was taken to allow ED to further review the GE regulations and their implementation. On June 16, 2017, ED then announced its intention to re-negotiate these rules. The timing and effective date of any future final regulations cannot be determined at this time. If the GE regulations and guidance are not changed prior to 2019 and RUSVM’s veterinary program is determined by ED to be the zone for the 2015-2016 and 2016-2017 academic years, RUSVM would be required to issue warnings to students in 2019 that Title IV funding may no longer be available to students attending RUSVM Further, if RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid as early as the beginning of 2020, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.

The U.S. Congress may change laws governing federal financial aid programs in ways that could materially impact our financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce Adtalem’s student enrollments and/or increase its costs of operation. Political and budgetary concerns significantly affect Title IV programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA made significant changes to the requirements governing the Title IV programs, including changes that, among other things:

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

Committee leadership of both the U.S. House of Representatives and Senate have begun HEA reauthorization hearings. Existing programs and participation requirements are subject to change in this process. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

The U.S. Congress can change the laws affecting Title IV programs in annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. At this time, Adtalem cannot predict any or all of the changes that the U.S. Congress may ultimately make. Since a significant percentage of Adtalem’s revenue is tied to Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of Adtalem’s degree-granting institutions or students to participate in Title IV programs could have a material adverse effect on Adtalem’s financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Recently proposed legislation that, if enacted, could have a material adverse effect on our business includes:

•	Limitations on the enrollment of U.S. citizens in foreign medical schools;
•	Institution sharing of cost of defaulted federal student loans; and
•	Extending Title IV eligibility to low-cost, non-traditional, non-accredited programs.

Our ability to comply with some ED regulations is affected by economic forces affecting our students and graduates that are not entirely within our control.

Our ability to comply with several ED regulations is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain employment, and pay for a portion of their education with private funds. These factors are heavily influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study and the availability of private financing sources. An economic downturn, or a worsening economic outlook, could impact these factors, which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.

ED regulations prohibit any "substantial misrepresentation", and these regulations may, among other things, subject us to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose liability on us for the conduct of others, and expose us to liability even when no actual harm occurs. It is possible that despite our efforts to prevent misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents in advertising and marketing, during the enrollment, admissions and financial aid process, and throughout attendance at any of our institutes that participate in Title IV programs, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties, including potential Defense to Repayment liabilities, and increased risk of private qui tam actions under the Federal False Claims Act. Further, our historically disclosed graduate employment statistics, or advertising regarding such statistics, which ED is investigating, could be found to be in violation of the misrepresentation regulations. If ED determines that an institution has engaged in substantial misrepresentation, ED may i) fine the institution; ii) discharge students’ debt and hold the institution liable for the discharged debt under the HEA and the Defense to Repayment Regulations; or iii) suspend or terminate an institution’s participation in Title IV programs. ED may instead impose certain other limitations on the institution’s participation in Title IV programs, which could include the denial of applications for approval of new programs or locations, requiring the filing of a substantial letter of credit, or the imposition of one of ED’s heightened cash monitoring processes. Any of the forgoing actions could have a material adverse effect on our financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. Our limited ability to compensate our employees based on their performance of their job responsibilities could make it more difficult for us to attract and retain highly-qualified employees. These regulations may also impair our ability to sustain and grow our business, which could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, guidance from ED indicates that these regulations would apply to services that we may provide to enable other educational institutions to offer online educational programs. These restrictions could materially restrict our ability to provide services competitive with other companies that provide, or will provide, online services to educational institutions without restrictions on incentive compensation.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All Title IV participating institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, periodic renewal of institutional program participation agreements, periodic program reviews and ad hoc events which may lead ED to evaluate an institution’s financial responsibility or administrative capability. If ED determines, in its judgment, that one of our institutions has failed to demonstrate either financial responsibility or administrative capability, we could be subject to sanctions, including, among other things, a requirement to post a letter of credit, fines, suspension or termination of our eligibility to participate in the Title IV programs, any of which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. ED has considerable discretion under the regulations to impose the foregoing sanctions and, in some cases, such sanctions could be imposed without advance notice or any prior right of review or appeal.

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

Each of our institutions operates under a PPA. There can be no assurance that ED will recertify and institution after its PPA expires or that ED will not limit the period of participation to less than six years, place the institutions on provisional certification, or impose conditions or other restrictions on our institutions as a condition of granting our application for future recertification. If ED does not renew or withdraws the certification to participate in the Title IV programs for one or more of our institutions at any time, students at such institution would no longer be able to receive Title IV program funds. Alternatively, ED could renew the certifications for our institution, but restrict or delay receipt of Title IV funds, limit the number of students to whom an institution could disburse such funds, or place other restrictions on that institution, or it could delay recertification after an institution PPA expires, in which case the institution’s certification would continue on a month-to-month basis, which could have a material adverse effect on the businesses, financial condition, results of operations and cash flows of the institution or Adtalem as a whole and could result in the imposition of significant restrictions on the ability to operate.

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

If regulators do not approve, or delay their approval of, transactions involving a change of control of our company, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditation and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business.

A change of ownership or control of Adtalem, depending on the type of change, may have significant regulatory consequences for Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors and/or reauthorization by each institutions’ state licensing agencies. If we experience a change of ownership or control, then Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington may cease to be eligible to participate in Title IV programs until recertified by ED. The continuing participation of each of Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington in Title IV programs is critical to our business. Any disruption in its eligibility to participate in Title IV programs would materially and adversely impact our business and financial condition.

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

In addition, some states in which Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.

As of June 30, 2017, a substantial portion of our outstanding capital stock is owned by a small group of institutional shareholders. We cannot prevent a change of ownership or control that could arise from a transfer of voting stock by any combination of those shareholders.

A bankruptcy filing by us or by any of our Title IV institutions, or a closure of one of our Title IV institutions, would lead to an immediate loss of eligibility to participate in Title IV programs.

In the event of a bankruptcy filing by Adtalem, all of our Title IV participating institutions (our “Title IV Institutions”) would lose their eligibility to participate in Title IV programs, pursuant to statutory provisions of the HEA, notwithstanding the automatic stay provisions of federal bankruptcy law, which would make any reorganization difficult to implement. Similarly, in the event of a bankruptcy filing by any of Adtalem’s subsidiaries that own a Title IV Institution, such institution would lose its eligibility to participate in Title IV programs. In the event of any bankruptcy affecting one or more of our Title IV Institutions, ED could hold our other Title IV Institutions jointly liable for any Title IV program liabilities, whether asserted or unasserted at the time of such bankruptcy, of the institution whose Title IV program eligibility was terminated.

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

Our U.S. degree-granting institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90%. If any of our U.S. degree-granting institutions lose eligibility to participate in Title IV programs because they are unable to comply with ED’s 90/10 Rule, it could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our failure to comply with ED’s credit hour rule could result in sanctions and other liability.

In 2009 and 2010, ED’s Office of Inspector General criticized three accreditors, including the Higher Learning Commission, which is the accreditor for Chamberlain and DeVry University, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010 the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The 2010 Program Integrity Regulations defined the term “credit hour” for the first time and required accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by ED could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If ED determines that an institution is out of compliance with the credit hour definition, ED could impose liabilities or other sanctions, which could have a material adverse effect on our financial conditions, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs in the state.

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution is located. Campuses of our U.S. degree-granting institutions are authorized to operate and to grant degrees, diplomas or certificates by the applicable education agency of the state where each such campus is located. Many states are currently reevaluating and revising their authorization regulations, especially as applied to distance education. The loss of state authorization would, among other things, render the affected school ineligible to participate in Title IV programs at least at those state campus locations and otherwise limit that school’s ability to operate in that state. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree-granting authority in other states in which we operate, which would further impact our business. If these pressures and uncertainty continue in the future, or if one or more of our institutions are unable to offer programs in one or more states, it could have a material adverse impact on our enrollments, revenue, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our ability to place our medical schools students in hospitals in the U.S. may be limited by efforts of certain state government regulatory bodies, which may limit the growth potential of our medical schools, put our medical schools at a competitive disadvantage to other medical schools, or force our medical schools to substantially reduce their class sizes.

Each of AUC and RUSM enter into affiliation agreements with hospitals across the U.S. to place their third and fourth year students in clinical programs at such hospitals. Certain states with regulatory programs that require state approval of clinical education programs have in recent years precluded, limited or imposed onerous requirements on Adtalem’s entry into affiliation agreements with hospitals in their states. If these or other states continue to limit access to affiliation arrangements, our medical schools may be at a competitive disadvantage to other medical schools and our medical schools may be required to substantially restrict their enrollments due to limited clinical opportunities for enrolled students. The impact on enrollment, and the potential for enrollment growth, of such restrictions on our medical schools’ clinical placements could have a material adverse effect on our prospects, financial conditions, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.

Some states are experiencing budget deficits and constraints. Some of these states have reduced or eliminated various student financial assistance programs or established minimum performance measures as a condition of participation, and additional states may do so in the future. If our students who receive this type of assistance cannot secure alternate sources of funding, they may be forced to withdraw, reduce the rate at which they seek to complete their education, or replace the source with more expensive forms of funding such as private loans, which will have a negative impact on debt measurements such as the GE disclosures and the cohort default rate. Other students who would otherwise have been eligible for state financial assistance may not be able to enroll without such aid. This reduced funding could decrease our enrollment and adversely affect our financial condition, results of operations and cash flows.

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

As an educational institution participating in federal and state student assistance programs and collecting financial receipts from enrollees or their sponsors, we collect and retain certain confidential information. Such information is subject to federal and state privacy and security rules, including the Family Education Right to Privacy Act, the Health Insurance Portability and Accountability Act and the Fair and Accurate Credit Transactions Act. Release or failure to secure confidential information or other non-compliance with these rules could subject us to fines, loss of our capacity to conduct electronic commerce and loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows

We are subject to sanctions if we fail to accurately and timely report sponsored students’ tuition, fees and enrollments to the sponsoring agency.

A significant portion of our enrollment is sponsored through various federal and state supported agencies and programs, including the U. S. Departments of Defense, and Labor and the VA. We are required to periodically report tuition, fees and enrollment to the sponsoring agencies. As a recipient of funds, we are subject to periodic reviews and audits. Inaccurate or untimely reporting could result in suspension or termination of our eligibility to participate in these federal and state programs and have a material adverse impact on enrollments and revenues, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Adtalem’s enrollment may be adversely affected by presentations of data that are not representative of actual educational costs for our prospective students.

ED and other public policy organizations are concerned with the affordability of higher education and have developed various tools and resources to help students find low-cost educational alternatives. These resources primarily rely on and present data for first-time, full-time residential students, which is not representative of most prospective Adtalem students. These presentations may influence some prospective students to exclude Adtalem institutions from their consideration, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions or limitations on the government-supported student loan and scholarship programs in Brazil could have a material and adverse impact on Adtalem Brazil’s ability to attract and retain students and execute its plans for organic and inorganic growth, which could have a material adverse effect on our financial condition, results of operation and cash flows.

Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program (“Fundo de Financiamento Estudantil” or “Students Financing Fund”), which is financed by the Brazilian government. Adtalem Brazil also participates in PROUNI (“Programa Universidade para Todos” or “University for All Program”), a Brazilian governmental program, which provides scholarships to a portion of its undergraduate students under certain conditions. As of June 30, 2017, approximately 26% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program while approximately 21% have obtained scholarships under the PROUNI program. Without prior notice, during fiscal year 2015, the Brazilian government enacted changes to the FIES regulations limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. Restrictions or limitations on the FIES public loan program or student scholarships under PROUNI program, could have a material and adverse impact on Adtalem Brazil’s ability to attract and retain students and execute its plans for organic and inorganic growth, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Adtalem’s Business

Student enrollment at our schools is affected by legislative, regulatory and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollments effectively.

Adtalem’s future revenue and growth depends on a number of factors, including many of the regulatory risks discussed above and business risks discussed below. DeVry University and Carrington have experienced reduced new student enrollments in recent periods. Despite ongoing efforts to provide more scholarships to prospective students, and to increase quality and build our reputation, negative perceptions of the value of a college degree, increased reluctance to take on debt and the resulting lower student consumer confidence may continue to impact enrollment in the future. In addition, technological innovations in the delivery of low-cost education alternatives and increased competition continue to negatively affect enrollments. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent on our long-term revenue and growth prospects may be impacted.

Adtalem is subject to risks relating to enrollment of students. If Adtalem is not able to continue to successfully recruit and retain its students, it will not be able to sustain or grow revenue.

Adtalem’s undergraduate and graduate educational programs are concentrated in selected areas of technology, healthcare, law and business. If applicant career interests shift away from these fields, and we do not anticipate or adequately respond to that trend, future enrollment and revenue may decline.

If our graduates are unable to find appropriate employment opportunities, we may not be able to recruit new students.

If employment opportunities for Adtalem graduates in fields related to their educational programs decline, future enrollment and revenue may decline as potential applicants choose to enroll at other educational institutions or providers offering different courses of study.

We face heightened competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our financial condition, results of operations and cash flows.

Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so. We compete with traditional public and private two-year and four-year colleges, other proprietary schools and alternatives to higher education. Some of our competitors, both public and private, have greater financial and nonfinancial resources than we have. Some of our competitors, both public and private, are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adults. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase. This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our new student enrollment levels and student persistence and put downward pressure on our tuition rates, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our colleagues in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of a school or in connection with system upgrades from time to time.

Due to the sensitive nature of the information contained on our networks, such as students’ financial information and grades, our networks may be targeted by hackers. Anyone who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by federal or state authorities and private litigants, any of which could have a material adverse effect on our business and result in the imposition of significant restrictions on us and our ability to operate.

System disruptions and vulnerability from security risks to our computer network or information systems could severely impact our ability to serve our existing students and attract new students.

The performance and reliability of our computer networks and system applications, especially online educational platforms and student operational and financial aid packaging applications, are critical to our reputation and ability to attract and retain students. System errors, disruptions or failures, including those arising from unauthorized access, computer hackers, computer viruses, denial of service attacks and other security threats, could adversely impact Adtalem’s delivery of educational content to its online students or result in delays and/or errors in processing student financial aid and related disbursements. Such events could have a material adverse effect on the reputation of our institutions, our financial conditions, results of operation and cash flows. We may be required to expend significant resources to protect against system errors, failures or disruptions, or the threat of security breaches, or to repair or otherwise mitigate problems caused by any actual errors, disruptions, failures or breaches. We cannot ensure that these efforts will protect our computer networks, or fully mitigate the resulting impact of interruptions or malfunctions in our operations, despite our regular monitoring of our technology infrastructure security and business continuity plans.

Government regulations relating to the internet could increase our cost of doing business and affect our ability to grow.

The use of the internet and other online services has led to and may lead to adoption of new laws and regulations in the U.S. or foreign countries and to new interpretations of existing laws and regulations. These new laws, regulations and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, value-added taxes, withholding taxes, cost of internet access and services, allocation and apportionment of income amongst various state, local and foreign jurisdictions, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the internet could increase our costs and materially and adversely affect our enrollments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Natural disasters or other extraordinary events or political disruptions may cause us to close some of our schools.

Adtalem may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, political disruptions or other events in one or more of the geographic areas in which it operates, particularly in the West Coast and Gulf States of the U.S., the Caribbean and Brazil. These events could cause Adtalem to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Adtalem’s ability to open new campuses, offer new programs, and add capacity is dependent on regulatory approvals and requires financial and human resources.

As part of its strategy, Adtalem intends to open new campuses, offer new educational programs and add capacity to some existing locations. Such actions require Adtalem to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations, programs and capacity may require significant financial investments and human resource capabilities. The failure to obtain appropriate approvals or not properly allocate financial and human capital would adversely impact Adtalem’s future growth.

Adtalem’s ability to consolidate and close campuses and reduce programs may be dependent on regulatory approvals and requires financial and human resources.

As part of its strategy, Adtalem may consolidate or close DeVry University campuses, or reduce educational programs at some of its campuses. Such actions may require Adtalem to obtain appropriate federal, state and accrediting agency approvals. In addition, consolidating locations and programs may require significant financial and human capital investments to teach out current students. The failure to obtain appropriate approvals or not properly allocate financial and human capital would adversely impact Adtalem’s ability to align its cost structure with enrollment levels.

We may not be able to attract, retain and develop key employees necessary for our operations and the successful execution of our strategic plans.

Adtalem may be unable to attract, retain and develop key employees with appropriate educational qualifications and experience. Regulatory and other legal actions and the claims contained in these actions may have diminished our reputation, and these actions and the resulting negative publicity may have decreased interest by potential employees. In addition, Adtalem may be unable to effectively plan and prepare for changes in key employees. Such matters may cause Adtalem to incur higher wage expense and/or provide less student support and customer service, which could adversely affect enrollment, revenue and expense. A significant amount of our compensation for key employees is tied to our financial performance. We may require new employees in order to execute some of our strategic plans. Uncertainty regarding our future financial performance may limit our ability to attract new employees with competitive compensation or increase our cost of recruiting and retaining such new employees.

Adtalem may not be able to successfully identify, pursue or integrate acquisitions.

As part of its strategy, Adtalem is actively considering acquisition opportunities in the U.S. and globally. Adtalem has acquired and expects to acquire additional education institutions or education related businesses that complement our strategic direction, some of which could be material to our operations. Any acquisition involves significant risks and uncertainties, including:

•	Inability to successfully integrate the acquired operations into our institutions and maintain uniform standards, controls, policies and procedures;
•	Issues not discovered in our due diligence process, including compliance issues, commitments and/or contingencies; and
•	Financial commitments, investments in foreign countries, and compliance with debt covenants and ED financial responsibility scores.

Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.

 Our effective tax rate could be subject to volatility or be adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. Adtalem’s effective income tax rate reflects benefits derived from operations outside the U.S. Earnings of Adtalem’s international operations are not subject to U.S. federal income taxes as described in “Note 13: Income Taxes” to the Consolidated Financial Statements in Item 8 of this Form 10-K. If such federal tax laws were changed and some of Adtalem’s international earnings were subject to federal income tax, or if certain of Adtalem’s U.S. expenses were not deductible for U.S. income tax purposes, Adtalem’s effective income tax rate would increase and its earnings and cash flows would be adversely impacted. In addition, Adtalem has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, which expires in fiscal year 2020, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents and royalties. If this law is not extended, or a similar law adopted, our consolidated tax provision would be impacted beginning in our fiscal year 2021, and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in various tax law provisions; by tax treatment of stock-based compensation; by costs related to intercompany or other restructurings; or by other changes in tax rates, laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we have accrued tax and related interest for potential adjustments to tax liabilities for prior years, there can be no assurance that the outcomes from these continuous examinations will not have a material effect, either positive or negative, on our business, financial condition and results of operation.

Adtalem may experience movements in foreign currency exchange rates which could adversely affect our operating results.

As Adtalem expands internationally, Adtalem will conduct more transactions in currencies other than the U.S. dollar. The volume of transactions in the various foreign currencies could continue to increase, thus increasing Adtalem’s exposure to foreign currency exchange rate fluctuations. The financial position and results of operations of Adtalem’s investment in Adtalem Brazil are measured using the Brazilian Real as the functional currency. Brazilian-based assets constitute a material portion of Adtalem’s overall assets, and its Brazilian liabilities constitute a material portion of our overall liabilities. Significant devaluations in the Brazilian Real will result in a significant devaluation in relation to the U.S. dollar. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Expansion into new international markets will subject Adtalem to risks inherent in international operations.

As part of its strategy, Adtalem has acquired and intends to acquire or establish additional educational operations outside of the U.S. To the extent that Adtalem expands internationally, Adtalem will face risks that are inherent in international operations including:

•	Compliance with foreign laws and regulations;
•	Management of internal operations;
•	Currency exchange rate fluctuations;
•	Ability to protect intellectual property;
•	Monetary policy risks, such as inflation, hyperinflation and deflation;
•	Price controls or restrictions on exchange of foreign currencies;
•	Political and economic instability in the countries in which Adtalem operates;
•	Potential unionization of employees under local labor laws;
•	Multiple and possibly overlapping and conflicting tax laws;
•	Inability to cost effectively repatriate cash balances; and
•	Compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act.

Adtalem’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by risks and uncertainties.

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If Adtalem’s market capitalization remains below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of the Adtalem reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. At June 30, 2017, our intangible assets from business combinations totaled $413.8 million, and our goodwill totaled $851.3 million. Together, these assets equaled approximately 55% of our total assets as of such date. If Adtalem’s business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring possible write-off of up to $413.8 million of intangible assets and up to $851.3 million of goodwill.

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2 – PROPERTIES

Medical and Healthcare

Chamberlain University

Chamberlain’s home office is located within Adtalem’s home office in Downers Grove, Illinois. Chamberlain currently operates 20 campuses, of which 11 are co-located with DeVry University in owned and leased facilities. The others are located in leased facilities. Chamberlain’s total portfolio of academic and administrative operations comprise approximately 0.9 million square feet.

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

Ross University School of Medicine

RUSM’s foundations of medicine facilities of approximately 273,000 total square feet are located on an approximately 33-acre campus in Dominica, of which approximately 22-acres are occupied under lease and 11-acres are owned. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, recreational space and student residence facilities. Classrooms and laboratories are furnished with modern audio-visual equipment.

Ross University School of Veterinary Medicine

RUSVM’s pre-clinical instructional facilities of approximately 205,000 total square feet are located on a 50-acre site in St. Kitts which is owned. Educational facilities include an anatomy/clinical building, pathology building, research building with state of the art necropsy lab, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. Animal care facilities include kennels, an aviary and livestock barns. Student-life and student residence facilities are also located on the campus.

Medical and Veterinary Schools

RUSM’s administrative office and clinical administrative center is located in Miramar, Florida, with a satellite operation in North Brunswick, New Jersey, both of which are co-located with Chamberlain and DeVry University. Also, an administrative office in Coral Gables, Florida supports AUC. These three facilities total approximately 50,000 total square feet.

Professional Education

Professional Education is headquartered within Adtalem’s home office in Downers Grove, Illinois. In addition to this main administrative center, Becker leases approximately 12,000 square feet of space in Chatsworth, California and 2,200 square feet in Porto, Portugal for staff devoted to curriculum and other development efforts. Becker also leases space in fewer than 10 locations globally for sales and administrative staff.

Becker classes are conducted in leased facilities, fewer than 10 of which are leased on a full-time basis. The remaining classes are conducted in facilities, which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered at several DeVry University, AUC and RUSM locations.

ACAMS leases approximately 13,500 square feet for its headquarters in Miami, Florida. In addition to this main administrative office, ACAMS leases approximately 3,500 square feet of space in New York, New York for executive administrative staff. ACAMS also leases space in fewer than 10 locations globally for sales and administrative staff.

Technology and Business

Adtalem Brazil

 Adtalem Brazil operates 23 academic sites in Brazil. Adtalem Brazil’s administrative operations are located within campuses located in Fortaleza and São Paulo as well as in two additional non-campus locations in Salvador and Rio de Janeiro. All these locations comprise approximately 2.5 million total square feet of space, of which approximately 2.0 million square feet are under lease agreements and approximately 0.5 million square feet are owned real estate.

U.S. Traditional Postsecondary

DeVry University

DeVry University is headquartered within Adtalem’s home office in Downers Grove, Illinois. DeVry University academic sites are located in suburban communities or urban neighborhoods. They are easily accessible to major thoroughfares, have available parking areas and many are served by public transportation. Campus includes teaching facilities and administrative offices.

As of June 30, 2017, there were 59 DeVry University academic sites in operation. These locations comprised approximately 1.3 million in total square feet, of which, approximately 0.9 million square feet were under lease and approximately 0.4 million square feet were owned. Adtalem plans to consolidate additional DeVry University locations in fiscal year 2018. Consolidations of DeVry University locations may be necessary beyond fiscal year 2018 should enrollments continue to decline.

Carrington College

Carrington operates 21 academic sites, which include campuses, satellites and learning centers, five of which are co-located with other Adtalem institutions. In addition, Carrington leases office space in Sacramento, California for its administrative offices and leases one location that houses academic support services. Carrington’s total portfolio of academic and administrative office operations comprise approximately 0.6 million square feet.

Home Office

 Adtalem’s home office staff is located in a leased facility in the Chicago suburb of Downers Grove, Illinois, with 169,000 square feet of office space.

In addition, Adtalem owns a 108,000 square foot building in the Chicago suburb of Naperville, Illinois. This site houses Adtalem’s online operations and student finance administrative staff as well as other home office staff.

Adtalem’s leased facilities are occupied under leases whose remaining terms range from 1 to 10 years. A majority of these leases contain provisions giving Adtalem the right to terminate early or renew its lease for additional periods at various rental rates, although generally at rates higher than are currently being paid. Adtalem’s owned facilities total approximately 1.95 million square feet world-wide. No facility that is owned by Adtalem is subject to a mortgage or other indebtedness.

ITEM 3 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 16: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

SUPPLEMENTARY ITEM-EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of Adtalem are:

Name, Age and Office		Business Experience

Lisa W. Wardell President and Chief Executive Officer, Adtalem Global Education	47	Ms. Wardell joined Adtalem in May 2016 as President and Chief Executive Officer. Previously, Ms. Wardell served on the Adtalem Board of Directors since 2008 and also chaired the audit and finance committee. Prior to joining Adtalem, Ms. Wardell was Executive Vice President and Chief Operating Officer of The RLJ Companies from 2004 through 2016.

Robert A. Paul President, DeVry University	49	Mr. Paul joined Adtalem in July 2007 as Vice President of Metro Operations at DeVry University. On July 1, 2011, Mr. Paul was promoted to President, Carrington Colleges. On July 1, 2014, Mr. Paul was promoted to President, DeVry University. Prior to joining Adtalem, Mr. Paul served in a variety of leadership roles at the University of Phoenix from 1993 through 2007.

Carlos Degas Filgueiras President, Technology and Business	43	Mr. Filgueiras joined Adtalem in 2009, as President of Adtalem Brazil, upon the acquisition of Fanor, where he had been a partner and President since 2004. In June 2016, Mr. Filgueiras was promoted to President, Technology and Business to oversee this vertical internationally, in addition to Adtalem Brazil. Prior to joining Adtalem, Mr. Filgueiras was co-founder and CEO of InterCouriers.

John P. Roselli President, Becker Professional Education	53	Mr. Roselli joined Adtalem in May 2003 as its Director of Business Development and General Manager of Corporate Continuing Education. In 2006, Mr. Roselli was appointed Vice President, Business Development and Planning. Effective October 1, 2010, Mr. Roselli was promoted to President of Becker Professional Education.

Susan L. Groenwald President, Chamberlain University	68	Dr. Groenwald joined Adtalem in January 2006 as President of Chamberlain College of Nursing. Prior to joining Adtalem, Dr. Groenwald served as the director of operations for Focused Health Solutions, Inc., a disease management services firm for large self-insured employers.

Donna Loraine President, Carrington College	64	Dr. Loraine joined Adtalem in 1993. Dr. Loraine held positions of increasing responsibility at DeVry University. Since 2007, Dr. Loraine served as Chief Academic Officer at DeVry University. In May 2016, Dr. Loraine was appointed President of Carrington College.

Name, Age and Office		Business Experience

Patrick J. Unzicker Senior Vice President, Chief Financial Officer and Treasurer, Adtalem Global Education	46	Mr. Unzicker joined Adtalem in March 2006 as its Controller. In March 2012, Mr. Unzicker was appointed Vice President, Finance and Chief Accounting Officer and in March 2015, Mr. Unzicker assumed the Treasurer role. In June 2016, Mr. Unzicker was appointed Senior Vice President and Chief Financial Officer and maintains the Treasurer role. Prior to joining Adtalem, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc., a mall-based retail jeweler, from July 2003 to March 2006.

Lisa M. Sodeika Senior Vice President, External Relations and Regulatory Affairs, Adtalem Global Education	53	Ms. Sodeika joined Adtalem in March 2015 as Senior Vice President, External Relations and Regulatory Affairs. Prior to joining Adtalem, Ms. Sodeika served as Executive Vice President of Corporate Affairs at HSBC North America Holdings, Inc.

Donna N. Jennings Senior Vice President, Human Resources, Adtalem Global Education	55	Ms. Jennings joined Adtalem in October 2006 as Senior Vice President of Human Resources. Prior to joining Adtalem, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Eric P. Dirst President, Adtalem Shared Operations	50	Mr. Dirst joined Adtalem in May 2008 as Vice President and Chief Information Officer. On May, 1 2013, Mr. Dirst was promoted to President of Adtalem Shared Operations. Prior to joining the Adtalem, Mr. Dirst was the Chief Information Officer at SIRVA, a relocation and moving service provider, from 2001 to 2008.

Christopher C. Nash Senior Vice President, Chief Information Officer, Adtalem Global Education	50	Mr. Nash joined Adtalem in 2010 as Chief Technology Officer and was promoted to Senior Vice President, Chief Information Officer in 2013. Prior to joining Adtalem, Mr. Nash was Chief Technology Officer at Millward Brown Group, a global market research organization and division of Kantar Group. Previously, Mr. Nash held technical leadership roles at Kraft Foods, Inc., Greenbrier & Russel, and Rand McNally.

Gena Ashe Senior Vice President, Chief Legal Officer and Corporate Secretary, Adtalem Global Education	55	Ms. Ashe joined Adtalem in 2017 as Senior Vice President, Chief Legal Officer and Corporate Secretary. Prior to joining Adtalem, Ms. Ashe was Executive Vice President, Chief Legal Officer and Corporate Secretary for BrightView Landscapes LLC from 2013 to 2017. Previously, Ms. Ashe served as Senior Vice President – Legal Affairs, at Catalina Marketing.

Name, Age and Office		Business Experience

Kathleen Carroll Vice President, Controller, Adtalem Global Education	58	Ms. Carroll joined Adtalem in 2014 as Controller and was promoted to Vice President, Controller in July, 2016. Prior to joining Adtalem, Ms. Carroll served in a number of finance leadership roles for PepsiCo Beverages and Foods (formerly The Quaker Oats Company), most recently as Vice President, Finance for PepsiCo’s U.S. Foods division.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Adtalem’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “ATGE.” The stock transfer agent and registrar is Computershare Investor Services, L.L.C.

The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two fiscal years.

	Fiscal Year 2017			Fiscal Year 2016
	Dividends			Dividends
	Paid	High	Low	Paid	High	Low
First Quarter	$-	26.38	17.76	$-	$32.18	$24.00
Second Quarter	0.18	32.85	21.97	0.18	29.88	22.29
Third Quarter	-	35.90	30.80	-	25.16	15.81
Fourth Quarter	-	40.70	33.85	0.18	20.44	15.36

Approximate Number of Security Holders

There were 437 holders of record of Adtalem’s common stock as of August 1, 2017. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, Adtalem’s 401(k) and profit sharing plan and its Colleague Stock Purchase Plan. Adtalem believes that there are more than 10,000 beneficial holders of its common stock including colleagues who own stock through the exercise of stock options, who own stock through participation in the Colleague Stock Purchase Plan or who own stock through their investment election in Adtalem’s 401(k) and profit sharing plan.

Dividends

Adtalem is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from Adtalem’s subsidiaries may be restricted by law. Cash flow is also subject to some restrictions by covenants in Adtalem’s debt agreement, including maintaining fixed charge coverage and leverage at or above specified levels. Adtalem generated sufficient cash flow in fiscal year 2017 to fund its current operations, reinvest in capital equipment as appropriate and remain in full compliance with the covenants in its debt agreement. The Adtalem Board of Directors (the “Board”) declared an annual dividend of $0.36 per share, payable semi-annually in fiscal year 2016. The Board declared a $0.18 per share dividend in fiscal year 2017. This dividend was declared in November 2016 and paid in December 2016. On February 16, 2017, the Board determined to discontinue cash dividend payments for the foreseeable future. Any future payment of dividends will be at the discretion of the Board and will be dependent on projections of future earnings, cash flow, financial requirements of Adtalem and other factors as the Board deems relevant. See “Note 9: Dividends and Stock Repurchase Programs” to the Consolidated Financial Statements in Item 8 of this Form 10-K for historical dividend declaration information.

Recent Sales of Unregistered Securities - None

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters” in Part III of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2017	158,981	$35.71	158,981	$284,279,049
May 2017	160,859	$37.99	160,859	$278,168,749
June 2017	163,242	$37.79	163,242	$272,000,316
Total	483,082	$37.17	483,082	$272,000,316

(1) On February 16, 2017, the Board of Directors of Adtalem authorized a share repurchase program to buy back up to $300 million of Adtalem common stock through December 31, 2020. The total remaining authorization under this share repurchase program was $272,000,316 as of June 30, 2017.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2017	139	$34.50	NA	NA
May 2017	6,154	$37.79	NA	NA
June 2017	-	$-	NA	NA
Total	6,293	$37.72	NA	NA

(1) Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's incentive plans.

Performance Graph

The following graph and chart compares the total cumulative return (assuming dividend reinvestment) on Adtalem’s common stock during the period from June 30, 2012, through June 30, 2017, with the cumulative return on the NYSE Composite Index (U.S. Companies) and the Peer Group.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2012

AMONG ADTALEM GLOBAL EDUCATION INC., NYSE COMPOSITE INDEX AND A PEER GROUP

	June 30,
	2012	2013	2014	2015	2016	2017
Adtalem Global Education Inc.	100.0	101.4	139.6	99.8	60.4	129.3
NYSE Composite Index (U.S. Companies)	100.0	120.1	148.4	149.7	149.5	172.0
Peer Group (1)	100.0	80.3	102.9	88.5	85.5	160.2

Data for this graph were provided by Zacks Investment Research.

Assumes $100 was invested on June 30, 2012 in Adtalem Global Education Inc. common stock, the NYSE Composite Index (U.S. Companies) and the Peer Group, and that all dividends were reinvested.

(1) The Peer Group consists of the following companies selected on the basis of similarity in nature of their businesses: Bridgepoint Education, Inc., Capella Education Co., Career Education Corp., Grand Canyon Education, Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute, Inc. Adtalem believes that, including itself, these companies represent the majority of the market value of publicly traded companies whose primary business is education. Our Peer Group changed from fiscal year 2016 as Apollo Education Group, Inc. and ITT Educational Services, Inc. are no longer publicly traded companies, resulting in their removal from our Peer Group.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data for Adtalem for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data,” on page 141 of this Form 10-K.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Adtalem Global Education Inc.’s (“Adtalem”) results of operations and financial condition should be read in conjunction with Adtalem’s Consolidated Financial Statements and the related Notes thereto in Item 8 in this Annual Report on Form 10-K.

The seasonal pattern of Adtalem’s enrollments and its educational programs’ starting dates affect the results of operations and the timing of cash flows. Therefore, management believes that comparisons of its results of operations should primarily be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

Following changes in strategic priorities that were implemented in the third quarter of fiscal year 2017, Adtalem is reporting its financial performance based on four reporting segments (Medical and Healthcare, Professional Education, Technology and Business, and U.S. Traditional Postsecondary). Prior periods are presented in accordance with these changes. Management has determined that these reporting segments align with Adtalem’s current strategic priorities and resource allocation. Adtalem’s Chief Operating Decision Maker, its President and Chief Executive Officer, regularly reviews financial information and evaluates operating and management performance based on these new segments. See Item 8, “Note 17: Segment Information” to the Consolidated Financial Statements for further discussion.

OVERVIEW

Adtalem’s financial results for the fiscal year 2017 reflect continued revenue decline within the U.S. Traditional Postsecondary segment, which was partially offset by continued revenue growth from the Medical and Healthcare, Professional Education, and Technology and Business segments. Income increased from the prior year primarily as a result of lower special charges in the current year and cost control measures implemented across all Adtalem institutions and home office. Operational and financial highlights for the fiscal year include:

•	Adtalem Education of Brazil (“Adtalem Brazil”) revenue grew by 40.9% in fiscal year 2017 compared to the prior year. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, revenue grew 25.7%. About 11% of this increase was from organic enrollment growth and program expansion at existing institutions with the remaining 89% resulting from acquisitions.

•	Chamberlain University (“Chamberlain”) revenue grew by 5.5% in fiscal year 2017 compared to the prior year. For the May 2017 session, total student enrollment at Chamberlain increased 5.7% to 28,961 students compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations. In May 2017, Chamberlain College of Nursing broadened its reach in healthcare education through the establishment of Chamberlain University, and now offers its programs through its College of Nursing and College of Health Professions. Chamberlain received approval to launch a Master of Public Health (“MPH”) degree program through its College of Health Professions. MPH classes started in July 2017.

•	Adtalem recorded pre-tax restructuring charges of $29.8 million in fiscal year 2017. Of these charges, $7.5 million related to severance for workforce reductions and $22.3 million related to real estate consolidations. These restructuring actions were taken at DeVry University, Carrington College (“Carrington”), the administrative support operations of the medical and veterinary schools and Adtalem’s home office to align our cost structure with enrollments. We expect to incur additional restructuring charges in fiscal year 2018 as we continue to right-size operations to better align with current enrollment levels.

•	The Board approved Adtalem’s tenth share repurchase program in February 2017, authorizing Adtalem to repurchase up to $300 million of its common stock through December 31, 2020 and elected to discontinue cash dividend payments. In connection with such action, the Board simultaneously terminated further stock repurchases under Adtalem’s ninth share repurchase program and commenced its tenth share repurchase program. A total of 1,588,244 shares of Adtalem’s common stock were repurchased under these programs during fiscal year 2017 at an average cost of $30.54 per share.

•	Adtalem’s financial position remained strong, generating $228.0 million of operating cash flow during fiscal year 2017. As of June 30, 2017, cash and cash equivalents totaled $242.0 million and outstanding borrowings totaled $125.0 million.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During fiscal year 2017, Adtalem recorded special items related to the following:

•	Restructuring charges related to real estate consolidations and reduction in force (“RIF”) at DeVry University, Carrington, the administrative support operations of the medical and veterinary schools and Adtalem’s home office in order to align its cost structure with enrollments.
•	Charges arising from the settlement agreements with the Federal Trade Commission (“FTC”) and the Office of the Attorney General of the State of New York (“NYAG”).
•	A charge related to an asset fair value write-down of its Pomona, California campus.

During fiscal year 2016, Adtalem recorded special items related to the following:

•	Restructuring charges related to workforce reductions and real estate consolidations at DeVry University and real estate consolidations at Carrington in order to align its cost structure with enrollments.
•	An asset impairment charge related to the write-down of Carrington’s intangible assets and goodwill.
•	An asset fair value write-down at Becker Professional Education (“Becker”).
•	A gain on the sale of the DeVry University, Fremont, California campus and student housing facilities.

During fiscal year 2015, Adtalem recorded special items related to the following:

•	Restructuring charges related to workforce reductions at DeVry University, Adtalem’s home office and Becker, and real estate consolidations at DeVry University and Carrington in order to align its cost structure with enrollments.
•	An asset impairment charge related to the write-down of Becker’s intangible assets.
•	Operating results of the Advanced Academics Inc. reporting unit are reported as discontinued operations. The fiscal year 2015 income from discontinued operations was a tax benefit adjustment related to the correction of an error to properly record the income tax benefit on an impairment charge taken in the first quarter of fiscal year 2014.

The following table illustrates the effects of the special items on Adtalem’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these special items provides investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations and is useful for period-over-period comparisons of such operations given the special nature of the restructuring charges, regulatory settlements, loss on assets held for sale, asset impairment charges, gain on the sale of assets and discontinued operations. Adtalem uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, Adtalem’s reported results prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share amounts):

	Fiscal Year
	2017	2016	2015
Net Income (Loss)	$122,283	$(3,166)	$139,899
Earnings (Loss) per Share (diluted-2017 and 2015, basic-2016)	$1.91	$(0.05)	$2.14
Discontinued Operations	$-	$-	$(4,565)
Effect on Earnings per Share (diluted)	$-	$-	$(0.07)
Restructuring Expense	$29,825	$74,225	$42,913
Effect on Earnings per Share (diluted)	$0.47	$1.15	$0.66
Regulatory Settlements	$56,252	$-	$-
Effect on Earnings per Share (diluted)	$0.88	$-	$-
Loss on Assets Held for Sale	$4,764	$-	$-
Effect on Earnings per Share (diluted)	$0.07	$-	$-
Asset Impairment Charge	$-	$147,660	$1,780
Effect on Earnings per Share (diluted)	$-	$2.30	$0.03
Gain on Sale of Assets	$-	$(7,032)	$-
Effect on Earnings per Share (diluted)	$-	$(0.11)	$-
Income Tax Impact on Non-GAAP Adjustments (1)	$(34,721)	$(56,432)	$(17,599)
Effect on Earnings per Share (diluted)	$(0.54)	$(0.88)	$(0.27)
Net Income from Continuing Operations Excluding Special Items	$178,403	$155,255	$162,428
Earnings per Share from Continuing Operations Excluding
Special Items (diluted)	$2.79	$2.41	$2.49
Shares used in EPS calculation
Basic	NA	64,036	NA
Diluted	64,019	64,371	65,277

(1) Represents the income tax impact of non-GAAP adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income (Loss) for the current and prior two fiscal years. Percentages may not add because of rounding.

	Fiscal Year
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of Educational Services	53.2%	53.5%	52.4%
Student Services and Administrative Expense	34.2%	35.5%	37.1%
Restructuring Expense	1.6%	4.0%	2.2%
Regulatory Settlements	3.1%	0.0%	0.0%
Loss on Assets Held for Sale	0.3%	0.0%	0.0%
Asset Impairment Charge	0.0%	8.0%	0.1%
Gain on Sale of Assets	0.0%	(0.4)%	0.0%
Total Operating Cost and Expense	92.3%	100.7%	91.8%
Operating Income (Loss) from Continuing Operations	7.7%	(0.7)%	8.2%
Net Interest Expense	(0.2)%	(0.3)%	(0.2)%
Income (Loss) From Continuing Operations Before Income Taxes	7.4%	(0.9)%	8.0%
Income Tax (Provision) Benefit	(0.6)%	0.8%	(1.0)%
Equity Method Investment Loss	(0.0)%	0.0%	0.0%
Income (Loss) From Continuing Operations	6.8%	(0.1)%	7.1%
Income on Discontinued Operations, Net of Tax	0.0%	0.0%	0.3%
Net Income (Loss)	6.8%	(0.1)%	7.4%
Net Income Attributable to Noncontrolling Interest	(0.1)%	(0.0)%	(0.0)%
Net Income (Loss) Attributable to Adtalem Global Education	6.8%	(0.2)%	7.3%

FISCAL YEAR ENDED JUNE 30, 2017 VS. FISCAL YEAR ENDED JUNE 30, 2016

REVENUE

The following table presents revenue by reporting segment detailing the changes from the year-ago comparative period including disclosures of the effect of acquisitions and changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for the year ended June 30, 2017 of $1,809.8 million decreased $33.7 million or 1.8% compared to the prior year. Included in fiscal year 2017 revenue is:

•	$84.6 million related to the fiscal year 2017 acquisition at Becker of Association of Anti-Money Laundering Specialists (“ACAMS”) and acquisitions at Adtalem Education of Brazil (“Adtalem Brazil”) of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”), which occurred in the second quarter of fiscal year 2016 and Faculdade de Imperatriz (“Facimp”), which occurred in the fourth quarter of fiscal year 2016.

•	$29.8 million related to the increase in value of the Brazilian Real compared to the U.S. dollar during fiscal 2017. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period.

Revenue results by segment are discussed in more detail in the sections below.

	Year Ended June 30, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Eliminations and Other	Consolidated
Revenue:
Fiscal Year 2016 as Reported	$783,655	$102,921	$196,097	$763,809	$(2,945)	$1,843,537
Organic Growth (Decline)	18,807	(10,705)	5,408	(161,890)	254	(148,126)
Effect of Acquisitions	-	39,553	45,027	-	-	84,580
Effect of Currency Change	-	-	29,809	-	-	29,809
Fiscal Year 2017 as Reported	$802,462	$131,769	$276,341	$601,919	$(2,691)	$1,809,800

Fiscal Year 2017 % Change:
Organic Growth (Decline)	2.4%	(10.4)%	2.8%	(21.2)%	NM	(8.0)%
Effect of Acquisitions	-	38.4%	23.0%	-	NM	4.6%
Constant Currency Change	2.4%	28.0%	25.7%	(21.2)%	NM	(3.4)%
Effect of Currency Change	-	-	15.2%	-	NM	1.6%
Fiscal Year 2017 % Change as Reported	2.4%	28.0%	40.9%	(21.2)%	NM	(1.8)%

Management expects that for the first quarter of fiscal year 2018, revenue will be flat to down about 4 to 45percent compared to the first quarter of fiscal year 2017. Revenue growth within Medical and Healthcare, Professional Education, and Technology and Business segments is expected to be offset by continuing planned revenue declines in the U.S. Traditional Postsecondary segment resulting from the impact of lower new and total student enrollments.

For full fiscal year 2018, management expects revenue to be flat to down 1 percent from fiscal year 2017, and earnings before special items to increase in the low-single digit range over fiscal year 2017.

Medical and Healthcare

Medical and Healthcare segment revenue increased 2.4% to $802.5 million in fiscal year 2017 compared to the prior year. Higher total student enrollment at Chamberlain was the key driver of revenue growth. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain University

Chamberlain University Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
New Students	2,144	5,003	2,660	4,185	2,713	3,779
% Change from Prior Year	(1.7)%	1.2%	3.2%	(3.0)%	11.7%	4.0%
Total Students	25,229	28,781	28,268	29,789	29,726	28,961
% Change from Prior Year	15.9%	11.5%	10.2%	6.6%	7.3%	5.7%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	2,180	4,942	2,577	4,316	2,429	3,635
% Change from Prior Year	5.5%	27.9%	20.6%	16.6%	12.1%	13.4%
Total Students	21,760	25,802	25,654	27,938	27,694	27,406
% Change from Prior Year	23.6%	23.3%	23.3%	21.2%	19.8%	18.9%

Chamberlain revenue increased 5.5% to $$461.6 million in fiscal year 2017 compared to the prior year, driven primarily by enrollment increases. Negatively impacting revenue growth in the current fiscal year was a reduction in the number of credit hours required for graduation from the BSN curriculum to align with requirements in several states. In fiscal year 2017, new student, year-over-year enrollment comparisons showing lower or negative growth were partially the result of increased competition. In addition, enrollment caps at some newer Chamberlain locations and, prior to the January 2017 session, management’s enrollment limits in the Family Nurse Practitioner (“FNP”) program contributed to lower new student enrollment. Beginning with the January 2017 session, Chamberlain increased the number of students admitted to the FNP program, which had a positive impact on new student enrollment.

The Chamberlain campus in Houston, Texas was placed on conditional status by the Texas Board of Nursing (“TBN”) as a result of falling below the state-required first time pass rate on the National Council of Nursing Licensure Exam (“NCLEX”). Conditional status prohibits the campus from admitting new students to its program through September 30, 2017. The Houston campus has improved its processes and is making progress on improving pass rates. If the campus achieves the required pass rate by September 30, 2017, the campus will return to full approval and be eligible to admit new students for the January 2018 session. In the event that the campus is unable to achieve the required pass rate by September 30, 2017, Chamberlain will voluntarily close the Houston program, teach out the current students, and reapply to the TBN for approval in October 2018. Students graduating from the program would graduate from an accredited, but closed, program. There is significant precedence for this approach, and the TBN has been supportive of this plan. Chamberlain’s other two campuses in Texas (Pearland and Irving) are not affected. Average total enrollment at this campus in fiscal year 2017 was 389 students, which represents less than 5% of total Chamberlain campus-based enrollment for fiscal year 2017.

Chamberlain currently operates 20 campuses in 14 states and was recently granted initial approval to construct a campus in New Orleans, Louisiana. After obtaining appropriate regulatory approvals, we anticipate a campus opening in May 2018.

Chamberlain will focus on further strengthening programs and resources in a competitive environment. Management believes Chamberlain remains well-positioned to support the high demand for nursing and other healthcare professions well into the future.

Tuition Rates:

•	Effective for sessions beginning in July 2016, tuition is $675 per credit hour for students enrolling in the Bachelor of Science in Nursing (“BSN”) (online) program. This rate represents a 1.5% increase over the prior year. This amount does not include the cost of books, supplies, transportation or living expenses.

•	Effective for sessions beginning in July 2016, tuition is $590 per credit hour for students enrolled in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program. Tuition for students enrolled in the online Master of Science in Nursing (“MSN”) program is $650 per credit hour. For students enrolled in the FNP track, tuition is $665 per credit hour for the ten FNP specialty courses. Tuition for the online Doctor of Nursing Practice (“DNP”) program is offered at $750 per credit hour. All of these tuition rates are unchanged from the prior year. Students who are associated with or employed by organizations who have entered into an institutional education partnership with Chamberlain receive a specified discount from these rates.

•	Tuition for Chamberlain’s MPH program is $550 per credit hour. This program was launched in July 2017.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2017
Term	Sept. 2016	Jan. 2017	May 2017
New Students	806	462	458
% Change from Prior Year	(18.7)%	(10.8)%	(14.4)%
Total Students	6,168	5,863	5,491
% Change from Prior Year	(5.8)%	(8.0)%	(6.1)%

	Fiscal Year 2016
Term	Sept. 2015	Jan. 2016	May 2016
New Students	991	518	535
% Change from Prior Year	17.7%	(7.5)%	(13.3)%
Total Students	6,546	6,374	5,850
% Change from Prior Year	2.2%	3.7%	(2.1)%

The medical and veterinary schools revenue decreased 1.6% to $340.9 million in fiscal year 2017 compared to the prior year, driven primarily by enrollment declines at American University of the Caribbean School of Medicine (“AUC”) and Ross University School of Medicine (“RUSM”), partially offset by tuition price increases at AUC and RUSM, and enrollment increases at Ross University School of Veterinary Medicine (“RUSVM”). As displayed in the table above, consolidated medical and veterinary schools new and total student enrollment declined in each of the last three semesters. The enrollment declines were primarily the result of increased competition. Management is reviewing alternatives for differentiating the medical and veterinary schools from the competition and improving the effectiveness of marketing strategies, including restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year.

Management believes the demand for medical education remains strong and can support management’s longer-term growth expectations to grow new enrollments in the low-single digit range; however, heightened competition may adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective for semesters beginning in September 2016, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $20,960 and $23,450, respectively, per semester. These tuition rates represent a 3.5% increase over the prior academic year.

•	Effective for semesters beginning in September 2016, tuition rates for the beginning basic sciences and final clinical rotation portions of the programs at RUSM are $21,325 and $23,530, respectively, per semester. These tuition rates represent a 3.6% increase over the prior academic year.

•	Effective for semesters beginning in September 2016, tuition rates for the basic sciences and final clinical portion of the programs at RUSVM are $18,310 and $22,985, respectively, per semester. These tuition rates have not increased over the prior academic year.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses or health insurance.

Professional Education

Revenue in the Professional Education segment, which is composed solely of Becker, increased 28.0% to $131.8 million in fiscal year 2017 compared to the prior year. Included in fiscal year 2017 revenue is $39.6 million related to the first quarter of fiscal year 2017 acquisition of ACAMS. Excluding ACAMS, revenue at Becker decreased 10.4% in fiscal year 2017 compared to the prior year. The decrease is driven by a decline in the number of CPA exam candidates taking the Becker Exam Review Course compared to the prior year.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of Adtalem Brazil, increased 40.9% to $276.3 million in fiscal year 2017 compared to the prior year. Included in the fiscal year 2017 revenue is an increase of $45.0 million related to the second quarter of fiscal year 2016 acquisition of Grupo Ibmec and the fourth quarter of fiscal year 2016 acquisition of Facimp. The increase in value of the Brazilian Real compared to the U.S. dollar increased reported revenue in fiscal year 2017 revenue by $29.8 million compared to the prior year. On a constant currency basis, revenue increased by 25.7% in fiscal year 2017 compared to the prior year.

Brazil’s economy continues to present challenges for enrollment growth and is creating pricing pressures in the education sector. Adtalem Brazil’s new student enrollment has been negatively impacted by these conditions as well as reductions in Brazil’s FIES public loan program (“Fundo de Financiamento Estudantil” or “Students Financing Fund”). Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, Adtalem Brazil’s ability to grow its student enrollment may be further impacted.

Key trends for Adtalem Brazil are set forth below.

Adtalem Brazil Student Enrollment:

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

Adtalem Brazil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”), which may impose limits on the number of students who can be enrolled in its programs. There are currently no restrictions on any Adtalem Brazil institutions or programs.

Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As of June 30, 2017, approximately 26% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 28% of Adtalem Brazil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes included reducing the number of new FIES contracts, decreasing the monthly maximum family income limits that students’ families must not exceed in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%.

Adtalem Brazil institutions have increased efforts to attract more non-FIES students in order to diversify their payer mix. Also, Adtalem Brazil is working with private lenders to increase funding sources for prospective students. Management believes Adtalem Brazil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing FIES loans. However, the changes in the FIES program have impacted Adtalem Brazil’s growth due to fewer students qualifying for the FIES program.

U.S. Traditional and Postsecondary

U.S. Traditional Postsecondary segment revenue decreased 21.2% to $601.9 million in fiscal year 2017 compared to the prior year as a result of a declines in student enrollment at DeVry University and Carrington as each repositions itself to stabilize enrollment. Increased discounting and use of scholarships have also contributed to the decline in revenue. Enrollment declines at DeVry University are expected to continue through fiscal year 2018, which will result in lower revenue. Key trends for DeVry University and Carrington are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
New Students	2,953	3,432	3,092	2,528	2,545	2,406
% Change over Prior Year	(26.2)%	(14.3)%	7.2%	(16.7)%	(14.3)%	(19.3)%
Total Students	24,213	24,540	24,015	22,994	22,192	20,691
% Change over Prior Year	(22.6)%	(22.9)%	(20.3)%	(21.6)%	(20.9)%	(21.9)%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	4,000	4,006	2,883	3,036	2,970	2,982
% Change over Prior Year	(18.6)%	(24.0)%	(31.4)%	(29.1)%	(28.5)%	(21.9)%
Total Students	31,293	31,843	30,132	29,313	28,069	26,492
% Change over Prior Year	(15.9)%	(20.1)%	(21.2)%	(22.7)%	(22.4)%	(23.3)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
Total Coursetakers	9,742	10,146	9,589	9,553	9,185	8,469
% Change from Prior Year	(19.4)%	(21.6)%	(23.1)%	(22.8)%	(21.5)%	(21.7)%

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
Total Coursetakers	12,084	12,937	12,463	12,368	11,699	10,810
% Change from Prior Year	(12.7)%	(16.7)%	(17.7)%	(18.1)%	(20.1)%	(21.7)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Tuition Rates:

•	For fiscal year 2017, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for new students, which is unchanged from the prior year. If a student was enrolled before September 2015, they will continue to pay $609 per credit hour for up to seven credit hours and $365 for each credit hour in excess of seven credit hours as they are covered under DeVry University’s Fixed Tuition Promise (“FTP”). DeVry University has frozen both undergraduate and graduate tuition for the past several years. DeVry University is offering new lower tuition rate, for students who apply after April 21, 2017 for the July 2017 session and forward to one of DeVry University’s “Tech Path” associate or bachelor’s degree programs. Tuition is $487 per credit hour as compared to the standard rate of $609 per credit hour. These amounts do not include the cost of books, fees, supplies, transportation or living expenses.

•	For fiscal year 2017, Keller Graduate School of Management (“Keller”) program tuition per course is $2,298. This rate is unchanged from the prior year.

•	Any tuition rate increases after July 2017 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its FTP or, if later, at the time of their enrollment. To remain eligible for the FTP students may not miss more than five consecutive sessions. The FTP was eliminated for both DeVry and Keller effective for new students enrolling in July 2017.

Revenue at DeVry University decreased 23.6% to $466.6 million in fiscal year 2017 compared to the prior year as a result of decreases in undergraduate and graduate enrollment. Management believes the decreases in enrollment and the resulting continued decline in revenue have been due to several internal and external factors, which have resulted in a reduction in interest and lower demand for DeVry University’s programs, including the following:

•	Heightened competition from both public and private-sector education providers. Management believes heightened competition at the local level has increased, as traditional four-year colleges are targeting adult students, DeVry University’s largest student segment, to a much greater extent. In addition, public-sector and independent colleges are taking share from national competitors.

•	Our competitors offer programs and degrees at a lower price than DeVry University. While students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than many of its public and private-sector competitors. This has resulted in increasing pricing pressure, which hinders revenue growth. DeVry University has not raised per credit hour tuition since July 2012 and does not anticipate having the ability to raise prices in the near-term. As noted above, DeVry University is offering a new lower tuition rate, for students who apply after April 21, 2017 for the July 2017 session and forward to one of DeVry University’s “Tech Path” associate or bachelor’s degree programs. Tuition is $487 per credit hour as compared to the standard rate of $609 per credit hour.

•	Management has purposefully reduced new student enrollments by discontinuing programs that do not differentiate DeVry University or support the “DeVry Tech” value proposition. This “DeVry Tech” initiative infuses a foundation of technology skills, or “Tech Path,” into all of DeVry University program offerings.

•	Regulatory and other legal actions and the claims contained in these actions may have diminished DeVry University’s reputation in the education sector. These actions and the resulting negative publicity may have decreased interest by potential students. Management believes the settlement of the FTC litigation and our denying of all wrongdoing should enable DeVry University to alleviate potential student concerns; however, we cannot quantify how this may affect future enrollment.

•	The regulatory environment in which DeVry University currently operates and the national attention on the for-profit education industry, including the failure of several high profile competitors, hinders our ability to attract new students, which is expected to continue into the foreseeable future.

•	The general economic environment has impacted price sensitivity and the ability and willingness of students to incur debt to finance their education. Also, during periods when unemployment rates decline or remain stable, as in recent years, prospective students have more employment options and may forgo or delay obtaining a postsecondary education.

New student enrollment declines will continue to drive down total student enrollment, which will result in revenue declines on the magnitude of the percentage declines in total students. To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy, which includes both near-term actions to stabilize enrollments and maintain positive economics and longer-term investments to increase competitiveness and differentiation. Management’s plans include attracting additional new students and improving the persistence of existing students. Over the long-term, management’s goal is to transform DeVry University by improving the student experience and programs, addressing affordability and improving awareness of the university’s programs. Management expects to accomplish this with more effective marketing, launching new, flexible programs, creating shorter programs, including certificate programs, and increasing focus on corporate and employer relationships. Indicative of our efforts to improve enrollment is the launch of the “DeVry Tech” initiative in January 2017, and the announcement of a 20% tuition reduction for new students applying after April 21, 2017 to one of the “Tech Path” associate or bachelor’s degree programs. Whether a student is taking a healthcare program, a business program or a technology program, they will graduate with not only an expertise in their chosen major, but also a strong foundation of technology skills that will help them bring together people, processes, data and devices to help solve business problems for their employer. Management believes this approach will further establish a reputation for DeVry University graduates as highly valued employees recognized for using technology to solve problems.

DeVry University enrollment declines have reduced revenue by approximately 50% since fiscal year 2014. In response, management has focused on increasing cost efficiencies and has reduced costs by approximately 50% over this time period through the following methods:

•	Analyzing facility usage requirements and rightsizing the DeVry University footprint in each market in which it operates. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 40 campus locations and completed additional campus size reductions. This resulted in fiscal year 2017 facility costs that are approximately $34 million, which is 46% lower compared to fiscal year 2014. As of the commencement of the July 2017 session, DeVry University operates 59 locations and management continues to evaluate campus performance. Management has made the decision to sell the DeVry University owned facility in Pomona, California, and is intending to remain in this market in a smaller leased space. Management is also currently renegotiating leases in several other markets to reduce space and lower future operating costs.

•	Optimizing course scheduling to better utilize classrooms and faculty and simplifying program offerings. The average class size at DeVry University has increased from historical levels of 17 students to 21.3 students in the May 2017 session.

•	Adjusting staffing and management structure within DeVry University. Total full-time faculty and administrative headcount at DeVry University has decreased from 2,595 in fiscal year 2014 to 1,101 in fiscal year 2017. Direct cost of instruction labor costs are approximately $160 million, or 61% lower in fiscal year 2017 compared to fiscal year 2014. This process of adjusting staffing costs will continue in the near-term as management continually evaluates staffing needs based on enrollment trends. This may result in future staff reductions as well as management realignment. Adtalem home office administration costs have also been reduced and will continue to be evaluated based on the need to support a smaller DeVry University organization. Home office costs allocated to DeVry University have declined approximately 31% in fiscal year 2017 compared to the prior year.

•	Managing advertising expenditures. In fiscal year 2017, management reduced advertising expense by approximately $19 million, or 15% compared to the prior year. Advertising expense in fiscal year 2018 is expected to continue to decline.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2017
Term	Sept. 2016	Dec. 2016	Mar. 2017	June 2017	Total
New Students	2,338	1,437	1,892	1,384	7,051
% Change from Prior Year	(9.5)%	(22.7)%	(8.1)%	(17.7)%	(13.8)%
Total Students	6,638	5,910	6,026	5,362
% Change from Prior Year	(12.2)%	(18.0)%	(16.1)%	(17.1)%

	Fiscal Year 2016
Term	Sept. 2015	Dec. 2015	Mar. 2016	June 2016	Total
New Students	2,584	1,858	2,058	1,681	8,181
% Change from Prior Year	(1.5)%	(4.8)%	(5.9)%	(39.3)%	(14.2)%
Total Students	7,560	7,211	7,181	6,466
% Change from Prior Year	(1.0)%	(3.1)%	(6.0)%	(13.9)%

Carrington revenue decreased 11.4% to $135.3 million in fiscal year 2017 compared to the prior year driven by declining enrollment. Enrollment declines are the result of changing demand for career education given low unemployment and rising wages. Combined new student enrollment over the 12 month period ended June 30, 2017 decreased 13.8% and average total enrollment decreased 15.8% compared to the year-ago 12 month period. Enrollment declines are the result of increased competition. To improve enrollment results, management is focused on bringing relevant programs to serve areas of the workforce where supply and demand imbalances continue to exist.

Tuition Rates:

On a per credit hour basis, tuition for Carrington programs range from $306 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $335 to $371 per credit hour. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books, uniforms, program-specific supplies and/or testing. A student services fee ranging from $30 to $50, depending on the program, is charged as well. Total program tuition ranges from approximately $13,000 to $20,000 for most certificate programs and up to approximately $62,000 for a few advanced programs. Tuition for programs offered by Carrington is based on the cost to provide the education as well as market conditions affecting the programs and the locations in which they are offered.

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

Cost of Educational Services decreased 2.5% to $962.2 million during fiscal year 2017 compared to the prior year. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services decreased 4.4% during fiscal year 2017 compared to the prior year. This decrease was primarily the result of cost reduction measures at DeVry University. Cost of Educational Services within DeVry University was lower by 27.0% in fiscal year 2017 compared to the prior year. This was partially offset by costs added as a result of the acquisitions of ACAMS in fiscal year 2017 and Grupo Ibmec and Facimp in fiscal year 2016, totaling $48.2 million during fiscal year 2017 as well as costs associated with enrollment growth at Chamberlain.

As a percentage of revenue, Cost of Educational Services decreased to 53.2% in fiscal year 2017 from 53.5% in the prior year. The decrease was primarily the result of cost efficiencies at DeVry University and Adtalem Brazil.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 5.5% to $618.2 million during fiscal year 2017 compared to the prior year. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense decreased 6.1% during fiscal year 2017 compared to the prior year. The decrease was primarily the result of cost reduction measures. Over the past several years, Adtalem has reduced costs through staffing adjustments primarily at DeVry University, Carrington and Adtalem home office while maintaining services that drive successful outcomes. Also, management is finding ways to be more efficient in marketing and recruiting efforts. In October 2016, Adtalem hired a Chief Marketing Officer responsible for streamlining marketing efficiencies across all Adtalem institutions. Student Services and Administrative Expense within DeVry University was lower by 18.6% in fiscal year 2017 compared to the prior year. Fiscal year 2017 Student Services and Administrative Expense include the costs added for the acquisitions of ACAMS in fiscal year 2017 and Grupo Ibmec and Facimp in fiscal year 2016, totaling $31.5 million. Amortization of finite-lived intangible assets increased by $5.7 million during fiscal year 2017 compared to the prior year as a result of the intangible assets added with the acquisitions of ACAMS and Grupo Ibmec. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 34.2% in fiscal year 2017 from 35.5% during the prior year. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that for fiscal year 2018 total operating costs will be flat to down one percent compared to fiscal year 2017, driven by the impact of savings from Adtalem’s continued cost reduction measures.

Restructuring Expense

During fiscal year 2017 and 2016, Adtalem recorded restructuring charges related to real estate consolidations and reductions in force (“RIF”) at DeVry University, Carrington and at Adtalem’s home office, and the wind-down of the administrative support operations of the medical and veterinary schools. Adtalem’s home office is classified as “Home Office and Other” in “Note 17: Segment Information” to the Consolidated Financial Statements in Item 8 of this Form 10-K. RIF charges, which reduced Adtalem workforce by 332 and 761 total positions in the fiscal years 2017 and 2016, respectively, represented severance pay and benefits for these employees. Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2017			Year Ended June 30, 2016
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$1,884	$698	$2,582	$665	$-	$665
Professional Education	-	-	-	1,183	-	1,183
U.S. Traditional Postsecondary	12,538	4,315	16,853	48,244	23,614	71,858
Home Office and Other	7,858	2,532	10,390	-	519	519
Total	$22,280	$7,545	$29,825	$50,092	$24,133	$74,225

Cash payments for the fiscal year 2017 and 2016 charges were $29.7 million for fiscal year 2017. The remaining accrual for these charges is $46.1 million as of June 30, 2017. The balance is expected to be paid within the next 12 months except for rent charges, which may be paid out for periods of up to 8 years. Additional restructuring expense is expected to be recorded in fiscal year 2018 as Adtalem continues to reduce costs where enrollment levels necessitate such realignment of expense.

Regulatory Settlements

In the second quarter of fiscal year 2017, Adtalem, DeVry University, Inc. and DeVry/New York Inc. (collectively, the “DeVry Parties”) and the FTC agreed to a Stipulation as to Entry of an Order for Permanent Injunction and Monetary Judgment (the “Agreement”) resolving litigation brought by the FTC regarding DeVry University’s use of employment statistics in former advertising. Under the terms of the Agreement, the DeVry Parties agreed to pay $49.4 million to be distributed at the sole discretion of the FTC, to forgive $30.4 million of institutional loans issued before September 30, 2015, and to forgive outstanding DeVry University accounts receivable balances by $20.2 million for former students. In addition, the DeVry Parties agreed that Adtalem institutions marketing to U.S. consumers will maintain specific substantiation to support any future advertising regarding graduate outcomes and educational benefits, and will implement training and other agreed-upon compliance measures. Adtalem chose to settle the FTC litigation after filing an answer denying all allegations of wrongdoing.

In the second quarter of fiscal year 2017, Adtalem also recorded charges related to the resolution of an inquiry made by the NYAG to the DeVry Parties regarding DeVry University’s use of employment and salary statistics in former advertising. The DeVry Parties chose to resolve the NYAG inquiry by entering into an Assurance of Discontinuance (the “Assurance”) with the NYAG on January 27, 2017, without admitting or denying the allegations therein. Pursuant to the Assurance, the DeVry Parties agreed to pay $2.25 million for consumer restitution and $0.5 million in penalties, fees and costs. In addition, the DeVry Parties agreed that Adtalem institutions marketing to New York consumers will maintain specific substantiation and present certain statistics as prescribed to support any future advertising regarding graduate outcomes and educational benefits, and will implement other agreed-upon compliance measures.

Student services and access to federal student loans are not impacted by the Agreement or the Assurance, and at no time has the academic quality of a DeVry University education been questioned. See “Note 4: Regulatory Settlements” and “Note 16: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

The regulatory settlements expense of $56.3 million recorded during the year ended June 30, 2017 consists of the $49.4 million cash payment to the FTC, the $4.1 million unreserved and expensed institutional loans and the $2.75 million cash payment to the NYAG. Of these regulatory settlement charges, $4.1 million was allocated to the U.S. Traditional Postsecondary segment and $52.2 million was allocated to the Adtalem home office, which is classified as “Home Office and Other” in “Note 17: Segment Information” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Loss on Assets Held for Sale

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington co-located campus in Pomona, California, which met criteria to be classified as an asset held for sale. This required a write-down of the assets to fair market value less costs to sell. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. As a result, a $4.8 million pre-tax Loss on Assets Held for Sale was recorded in the Consolidated Statement of Income for the year ended June 30, 2017. The loss was classified within the U.S. Traditional Postsecondary segment. See “Note 3: Assets Held for Sale” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion on the loss on assets held for sale.

Asset Impairment Charge

During the second quarter of fiscal year 2016, revenue and operating income for Carrington were significantly below management’s expectations primarily driven by lower student enrollments. Carrington’s revenue, although increased from the second quarter of fiscal year 2015, was 12% below plan during the second quarter of fiscal year 2016, which contributed to an operating loss in the period compared to planned operating income. This plan was used in Adtalem’s intangible asset impairment testing as of May 31, 2015. This testing indicated a fair value of the Carrington reporting unit that was approximately 8% above carrying value. Although management believed its planned business and operational strategies, which included new teaching locations and adding high demand programs to current locations in order to leverage existing facilities, would reverse the negative revenue and operating income trend, there was uncertainty as to the timing of this reversal. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an interim impairment analysis in the second quarter of fiscal year 2016. As a result, during the second quarter of fiscal year 2016, Adtalem recorded a non-cash, pre-tax impairment charge of $99.5 million related to its Carrington reporting unit.

During Adtalem’s annual intangible asset and goodwill impairment analysis completed as of May 31, 2016, it was determined that the Carrington reporting unit again indicated a fair value that was below its carrying value. During the second half of fiscal year 2016, Carrington’s revenue was approximately 8% below the revised forecast used in the second quarter impairment analysis, which contributed to an operating loss in the period compared to forecasted operating income. The financial projections used in the second quarter valuation assumed enrollment levels that could not ultimately be achieved on the original timeline due to slower than anticipated opening of new learning centers and slower expansion of programs to existing centers. Accordingly, in conjunction with Adtalem’s fiscal year 2017 annual plan, which was approved by the Board of Directors in June 2016, Carrington’s previous fiscal year 2017 operating plan was revised downward as were future cash flow projections. As a result, Carrington intangible assets, consisting principally of the Accreditation and Title IV Eligibility asset, and the goodwill balance were considered to be impaired and were written down by $42.4 million and $5.8 million, respectively, in the fourth quarter of fiscal year 2016. When added to the second quarter charge, total pre-tax impairment charges were $147.7 million in fiscal year 2016. The charges are classified in the U.S. Traditional Postsecondary segment.

See “Note 11: Intangible Assets” to the Consolidated Financial Statements in Item 8 of this Form 10-K, for additional disclosure on the impairment analyses.

Gain on the Sale of Assets

In the fourth quarter of fiscal year 2016, Adtalem completed the sale of the DeVry University Kansas City, Missouri, campus. Proceeds from the sale were $5.8 million, which resulted in a pre-tax gain of $3.2 million. In the third quarter of fiscal year 2016, Adtalem completed the sale of the DeVry University Fremont, California, campus and student housing facility. Proceeds from the sale were $24.8 million, which resulted in a pre-tax gain of $3.8 million. The gains are classified in the U.S. Traditional Postsecondary segment.

OPERATING INCOME (LOSS)

Adtalem generated operating income of $138.6 million in fiscal year 2017, an increase of $150.8 million compared to operating loss of $12.1 million in the prior year. The primary drivers of the increase in operating income were a $147.7 million decrease in asset impairment charge, a $44.4 million decrease in restructuring expense and a $7.0 million decrease in gain on sale of assets in fiscal year 2017. These were partially offset by the regulatory settlements and loss on assets held for sale charges of $56.3 million and $4.8 million, respectively, in fiscal year 2017. Excluding the effect of these special items, consolidated operating income increased 13.2% or $26.7 million in fiscal year 2017 compared to the prior year. Cost reduction efforts across Adtalem and revenue growth in the Professional Education and Technology and Business segments more than offset the effect on operating income of the revenue decline at DeVry University.

Medical and Healthcare

Medical and Healthcare segment operating income increased 4.8% to $187.1 million during fiscal year 2017 compared to the prior year. Revenue increases and cost reductions at Chamberlain and the medical and veterinary schools more than offset the increase in expenses to support growth.

Professional Education

Professional Education segment operating income decreased 29.2% to $19.9 million during fiscal year 2017 compared to the prior year. Excluding the effect of restructuring charges recorded in fiscal year 2016, operating income decreased 32.0% during fiscal year 2017 compared to the prior year. The decreased operating income is the result of a decline in revenue in Becker’s CPA review business driven by a decline in the number of CPA exam candidates taking the Becker CPA Exam Review Course compared to the prior year.

Technology and Business

Technology and Business segment operating income increased 166.6% to $36.2 million during fiscal year 2017 compared to the prior year. Excluding the effects from the change in exchange rates on operating income of $6.6 million in fiscal year 2017, operating income would have increased 118.3% in fiscal year 2017 compared to the prior year. The increased operating income was primarily driven by cost reductions at Adtalem Brazil and the acquisitions of Grupo Ibmec and Facimp.

U.S. Traditional Postsecondary

U.S. Traditional Postsecondary operating loss decreased 87.7% to $26.0 million during fiscal year 2017 compared to the prior year. Excluding $16.9 million of restructuring expense, which decreased from $71.9 million in the prior year, regulatory settlements of $4.1 million in fiscal year 2017, $4.8 million in loss on assets held for sale in fiscal year 2017, $147.7 million in asset impairment charges in fiscal year 2016, and $7.0 million in gain on sale of assets in fiscal year 2016, the segment generated an operating loss of $0.3 million during fiscal year 2017 compared to operating income of $1.2 million in the prior year. This decrease was the result of a decline in revenue resulting from the impact of lower new and total student enrollments and the higher use of scholarships and discounts almost fully offset by cost savings, which offset 99.1% of the lower revenue for the year. Total segment expenses for fiscal year 2017, excluding special charges, decreased $160.4 million or 21.0% compared to the prior year. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management believes further cost control measures will be necessary in fiscal year 2018, and also believes that additional consolidations and closures of DeVry University locations are likely to occur.

NET INTEREST EXPENSE

Net interest expense for fiscal year 2017 of $4.2 million was $0.9 million lower than the prior year. The reduction was primarily the result of increased interest income due to higher invested cash balances at Adtalem Brazil, partially offset by increased interest expense related to borrowings and outstanding letters of credit under the revolving credit facility in fiscal year 2017 (see “Note 14: Debt” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details).

INCOME TAXES

The effective tax rate was 7.8% for fiscal year 2017 compared to 84.1% for the prior year. The tax rate for fiscal year 2017 was impacted by the settlements of litigation brought by the FTC and the NYAG in the second quarter of fiscal year 2017. The effective tax rate excluding the settlements was 16.6% for fiscal year 2017 compared to 12.1% excluding impairment charges for fiscal year 2016. Significant domestic restructuring charges, which were deductible for tax purposes, incurred in both fiscal years 2017 and 2016 favorably impacted the effective tax rates. In fiscal year 2017, Adtalem’s effective income tax rate was favorably impacted by enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a five-year period for tax years beginning after January 1, 2015 through December 31, 2019. Adtalem’s effective income tax rate also reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

Adtalem intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and Adtalem Brazil, and pursue other business opportunities outside the U.S. Accordingly, Adtalem has not recorded a provision for the payment of U.S. income taxes on these earnings.

FISCAL YEAR ENDED JUNE 30, 2016 VS. FISCAL YEAR ENDED JUNE 30, 2015

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI”), which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

REVENUE

Total consolidated revenue for fiscal year 2016 of $1,843.5 million decreased $66.4 million, or 3.5% compared to fiscal year 2015. Excluding the effect of the decline in the value of the Brazilian Real compared to the U.S. dollar, total consolidated revenue decreased approximately 1.2% compared to fiscal year 2015. Revenue decreased 19.8% in fiscal year 2016 within the U.S. Traditional Postsecondary segment compared to fiscal year 2015 primarily as a result of a decline in student enrollment. Partially offsetting this revenue decline was an 11.8% increase in revenue in fiscal year 2016 within the Medical and Healthcare segment compared to fiscal year 2015, primarily driven by growth in total student enrollment. Also, revenue increased 23.2% in fiscal year 2016 within the Technology and Business segment compared to fiscal year 2015 as a result of both organic growth and acquisitions. Revenue increased 3.3% in fiscal year 2016 within the Professional Education segment compared to fiscal year 2015.

Medical and Healthcare

Medical and Healthcare segment revenue increased 11.8% to $783.7 million in fiscal year 2016 compared to the prior year. Higher total student enrollment at Chamberlain was the key driver of revenue growth. Key trends for Chamberlain and the medical and veterinary schools are set forth below. See the discussion following enrollment information for explanation of the trends.

Chamberlain University

Chamberlain University Undergraduate and Graduate Student Enrollment:

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

Continued demand for nurses positively influenced career decisions of new students towards this field of study. The historical trend of increases in new student enrollments is attributable to increased demand for Chamberlain’s pre-licensure BSN, RN-to-BSN online degree option, MSN and DNP degree programs, the addition of several new campus locations, campus expansion and organic growth at existing locations.

Three new campuses were opened in fiscal year 2016, and four campuses opened in fiscal year 2015.

Tuition Rates:

•	Effective for sessions beginning in July 2015, tuition was $665 per credit hour for students enrolling one to six credit hours per session in the BSN program. This rate was unchanged as compared to the prior year. Tuition was $400 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represented a $100 increase as compared to the prior year. These amounts do not include the cost of supplies, transportation or living expenses.

•	Effective for sessions beginning in July 2015, tuition was $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree option. This tuition rate was unchanged from the July 2014 tuition rate. Tuition for students enrolled in the online MSN program was $650 per credit hour, which was unchanged from the prior year. The online DNP program was offered at $750 per credit hour. This tuition rate was unchanged from the July 2014 tuition rate.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2016			Fiscal Year 2015
Term	Sept. 2015	Jan. 2016	May 2016	Sept. 2014	Jan. 2015	May 2015
New Students	991	518	535	842	560	617
% Change from Prior Year	17.7%	(7.5)%	(13.3)%	(13.9)%	(3.8)%	11.2%
Total Students	6,546	6,374	5,850	6,406	6,146	5,978
% Change from Prior Year	2.2%	3.7%	(2.1)%	(0.8)%	(7.9)%	0.9%

The medical and veterinary schools revenue increased 2.5% in fiscal year 2016 compared to the prior year, driven primarily by tuition price increases. Although retention improved, new student enrollment declined in the last two semesters of fiscal year 2016 compared to the prior year and total student enrollment declined in the May semester from the prior year as well. The new student enrollment declines were primarily the result of increased competition.

Tuition Rates:

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences and clinical rotation portions of AUC’s medical program were $20,250 and $22,650, respectively, per semester. These tuition rates represented an increase from the September 2014 rates of approximately 3%.

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences portion of the programs at RUSM were $20,580 per semester. Tuition and fees for the clinical portion of the program were $22,710 per semester. These tuition rates represented an increase from the September 2014 rates of approximately 4.0%.

•	Effective for semesters beginning in September 2015, tuition and fees for the basic sciences portion of the programs at RUSVM were $18,310 per semester. Tuition and fees for the clinical portion of the program were $22,985 per semester. These tuition rates represented an increase from the September 2014 rates of approximately 3.0%.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses or health insurance.

Professional Education

Revenue in the Professional Education segment, which is composed solely of Becker, increased 3.3% in fiscal year 2016 compared to the prior year, which was driven by an increase in the number of CPA exam review students along with growth at Becker Healthcare.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of Adtalem Brazil, increased 23.2% to $196.1 million in fiscal year 2016 compared to the prior year. The decline in value of the Brazilian Real compared to the U.S. dollar reduced reported revenue for fiscal year 2016 by approximately $44 million. Without this currency effect, revenue at Adtalem Brazil would have risen approximately 51% in fiscal year 2016 compared to the prior year. In addition to 11% revenue growth within existing institutions, the recent acquisitions of Grupo Ibmec and Facimp, which were acquired during fiscal year 2016, as well as the full year effect of fiscal year 2015 acquisitions, contributed revenue growth of 40%. Key enrollment trends for Adtalem Brazil are set forth below.

Adtalem Brazil Student Enrollment:

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

As of the September 2015 semester, Adtalem Brazil enrolled 233 new students and 1,362 total students in Pronatec, a federal government-sponsored certificate program that aims to increase the number of technical and vocational students in Brazil. These students are not included in the reported enrollment figures for the semester.

Adtalem Brazil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”), which may impose limits on the number of students who can be enrolled in its programs. Previous restrictions at Faculdade Área1 (“AREA1”) were removed in September 2015.

Adtalem Brazil students are eligible for loans under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program, which is financed by the Brazilian government. As of June 30, 2016, approximately 31% of Adtalem Brazil’s degree-seeking students had obtained financing under the FIES program. This represents approximately 29% of Adtalem Brazil’s revenue in fiscal year 2016. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping to increase the number of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes include reducing the number of new FIES contracts, decreasing the monthly maximum family income limits that students’ families must not exceed in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%. In 2016, the MEC increased the maximum family income limit that students´ families must not exceed to qualify for loans from 2.5 to 3 times the minimum wage.

Adtalem Brazil institutions have increased efforts to attract more non-FIES students in order to reduce dependency on this program. Also, Adtalem Brazil is working with private lenders to increase funding sources for prospective students. Management believes Adtalem Brazil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing FIES loans. However, the changes in the FIES program have impacted Adtalem Brazil’s growth due to fewer students qualifying for the FIES program.

U.S. Traditional Postsecondary

U.S. Traditional Postsecondary segment revenue decreased 19.8% to $763.8 million in fiscal year 2016 compared to the prior year as a result of a decline in student enrollments at DeVry University and Carrington. Key trends for DeVry University and Carrington are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
New Students	4,000	4,006	2,883	3,036	2,970	2,982
% Change over Prior Year	(18.6)%	(24.0)%	(31.4)%	(29.1)%	(28.5)%	(21.9)%
Total Students	31,293	31,843	30,132	29,313	28,069	26,492
% Change over Prior Year	(15.9)%	(20.1)%	(21.2)%	(22.7)%	(22.4)%	(23.3)%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
New Students	4,915	5,268	4,201	4,282	4,156	3,817
% Change over Prior Year	(13.4)%	(20.0)%	(12.9)%	(12.8)%	(17.2)%	(13.0)%
Total Students	37,210	39,857	38,235	37,922	36,188	34,524
% Change over Prior Year	(12.2)%	(15.1)%	(12.6)%	(15.9)%	(15.0)%	(17.8)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2016
Term	July 2015	Sept. 2015	Nov. 2015	Jan. 2016	Mar. 2016	May 2016
Total Coursetakers	12,084	12,937	12,463	12,368	11,699	10,810
% Change from Prior Year	(12.7)%	(16.7)%	(17.7)%	(18.1)%	(20.1)%	(21.7)%

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015	Mar. 2015	May 2015
Total Coursetakers	13,845	15,532	15,136	15,108	14,651	13,798
% Change from Prior Year	(14.0)%	(13.4)%	(9.8)%	(12.8)%	(9.5)%	(13.0)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Tuition Rates:

•	For the past several years, DeVry University has frozen both undergraduate and graduate tuition. Beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate was increased from seven to eight credit hours.

•	For fiscal year 2016, DeVry University’s U.S. undergraduate tuition was $609 per credit hour. DeVry University’s certificate program tuition was $450 per credit hour. These per credit hour rates are often higher than students are actually charged due to the use of scholarships and discounting. These amounts do not include the cost of books, supplies, transportation or living expenses.

•	For fiscal year 2016, Keller program tuition per course was $2,298, which is unchanged from the prior year.

•	Any tuition rate increases after July 2015 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2016
Term	Sept. 2015	Dec. 2015	Mar. 2016	June 2016	Total
New Students	2,584	1,858	2,058	1,681	8,181
% Change from Prior Year	(1.5)%	(4.8)%	(5.9)%	(39.3)%	(14.2)%
Total Students	7,560	7,211	7,181	6,466
% Change from Prior Year	(1.0)%	(3.1)%	(6.0)%	(13.9)%

	Fiscal Year 2015
Term	Sept. 2014	Dec. 2014	Mar. 2015	June 2015	Total
New Students	2,623	1,951	2,187	2,771	9,532
% Change from Prior Year	(4.0)%	14.4%	(2.7)%	56.9%	12.8%
Total Students	7,634	7,444	7,639	7,508
% Change from Prior Year	(0.9)%	1.2%	(1.5)%	2.1%

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

Adtalem’s Cost of Educational Services decreased 1.3%, or $13.3 million, to $986.8 million during fiscal year 2016 compared to the prior year. This decrease was the result of cost reduction measures at DeVry University and the effect of the decline in the value of the Brazilian Real compared to the year-ago period. These reductions were partially offset by increased costs that were incurred to support a higher number of total student enrollments for Chamberlain and Adtalem Brazil compared to the prior year and academic quality investments at the medical and veterinary schools. Cost of Educational Services within DeVry University decreased by 22.1%, or $90.5 million, in fiscal year 2016 compared to the prior year. The costs at Adtalem Brazil for fiscal year 2016 increased 28.5%, or $30.5 million, and include the expenses of Grupo Ibmec and Facimp, which were acquired in fiscal year 2016, as well as the full-year effect of the fiscal year 2015 acquisitions (combined effect of $49.4 million increase in Cost of Educational Services). These increases as well as increases to support the existing businesses were partially offset by the effect of the decline in the value of the Brazilian Real compared to the year-ago period (effect was a decrease to Cost of Educational Services of $31.0 million for fiscal year 2016).

As a percentage of revenue, Cost of Educational Services increased to 53.5% in fiscal year 2016 from 52.4% in the prior year. The increase was primarily the result of costs that were incurred for Chamberlain’s new campuses, Adtalem Brazil’s expansion and decreased operating leverage within Carrington.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 7.7%, or $54.2 million, to $654.0 million during fiscal year 2016 compared to the prior year. The decrease was primarily the result of cost reduction measures and the effect of the decline in the value of the Brazilian Real compared to the year-ago period. Over the past several years, Adtalem has reduced costs through staffing adjustments primarily at DeVry University where Student Services and Administrative Expense decreased by 24.5%, or $90.7 million. Also, management is finding ways to be more efficient in marketing and recruiting efforts. These reductions were partially offset by the expense growth necessary to support the operations of Adtalem’s other institutions (Chamberlain, the medical and veterinary schools, Becker and Adtalem Brazil) as well as other costs, including severance and other transition costs associated with the change in the organization’s former Chief Executive Officer and the Chief Financial Officer at the end of fiscal year 2016 and an increase in legal fees related to the Federal Trade Commission (“FTC”) inquiry as described in “Note 16: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The costs at Adtalem Brazil for fiscal year 2016 include the expenses of Grupo Ibmec and Facimp, which were acquired during fiscal year 2016, as well as the full-year effect of the fiscal year 2015 acquisitions (combined effect of $9.3 million increase in Student Services and Administrative Expense). These increases at Adtalem Brazil were partially offset by the effect of the decline in the value of the Brazilian Real compared to the year-ago period (effect was a decrease to Student Services and Administrative Expense of $8.5 million for fiscal year 2016).

Amortization of finite-lived intangible assets in connection with acquisitions of institutions increased by $1.4 million during fiscal year 2016 compared to the prior year. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 35.5% in fiscal year 2016 from 37.1% during the prior year. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Restructuring Expense

During fiscal year 2016, Adtalem recorded pre-tax restructuring charges related to real estate consolidations of $50.1 million. Also during fiscal year 2016, Adtalem implemented several reductions in force (“RIF”), which reduced Adtalem’s workforce by 761 total positions and resulted in pre-tax restructuring charges of $24.1 million during fiscal year 2016. These restructuring charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment expense in fiscal year 2016 as follows: $0.7 million to Medical and Healthcare, $1.2 million to Professional Education, $71.9 million to U.S. Traditional Postsecondary and $0.5 million to the Adtalem home office, which is classified as “Home Office and Other” in “Note 17: Segment Information” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

During fiscal year 2015, Adtalem recorded pre-tax restructuring charges related to real estate consolidations of $23.5 million. Also during fiscal year 2015, DeVry University implemented a voluntary separation plan (“VSP”) and a RIF. Adtalem home office and Becker also experienced workforce reductions in fiscal year 2015. These actions reduced Adtalem’s workforce by 668 total positions and resulted in pre-tax restructuring charges of $19.4 million during fiscal year 2015. These restructuring charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment expense in fiscal year 2015 as follows: $1.5 million to Medical and Healthcare, $0.1 million to Professional Education, $38.1 million to U.S. Traditional Postsecondary and $3.3 million to the Adtalem home office.

Cash payments for the fiscal year 2016 and 2015 charges were approximately $46.3 million for fiscal year 2016. The remaining accrual for these charges was $48.2 million as of June 30, 2016.

Asset Impairment Charge

During the second quarter of fiscal year 2016, revenue and operating income for Adtalem’s Carrington reporting unit were significantly below management’s expectations primarily driven by lower student enrollments. Carrington’s revenue, although increased from the year-ago period, was 12% below plan during the second quarter, which contributed to an operating loss in the period compared to planned operating income. This plan was used in Adtalem’s intangible asset impairment testing as of May 31, 2015, which indicated a fair value of the Carrington reporting unit that was approximately 8% above carrying value. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an interim impairment analysis during the second quarter of fiscal year 2016. As a result, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible asset and the goodwill balance were considered to be impaired and Adtalem recorded non-cash, pre-tax impairment charges of $6.5 million and $93.0 million, respectively, in the second quarter of fiscal year 2016.

During Adtalem’s annual intangible asset and goodwill impairment analysis completed as of May 31, 2016, it was determined that the Carrington reporting unit again indicated a fair value that was below its carrying value. During the second half of fiscal year 2016, Carrington’s revenue was approximately 8% below the revised forecast used in the second quarter impairment analysis, which contributed to an operating loss in the period compared to forecasted operating income. The financial projections used in the second quarter valuation assumed enrollment levels that could not ultimately be achieved on the original timeline due to slower than anticipated opening of new learning centers and slower expansion of programs to existing centers. Accordingly, in conjunction with Adtalem’s fiscal year 2017 annual plan, which was approved by the Board of Directors in June 2016, Carrington’s previous fiscal year 2017 operating plan was revised downward as were future cash flow projections. As a result, Carrington intangible assets, consisting principally of the Accreditation and Title IV Eligibility asset, and the goodwill balance were considered to be impaired and were written down by $42.4 million and $5.8 million, respectively, in the fourth quarter of fiscal year 2016. When added to the second quarter charge, total pre-tax impairment charges were $147.7 million in fiscal year 2016. The charges were classified in the U.S. Traditional Postsecondary segment.

During the fourth quarter of fiscal year 2015, Becker management made the decision to write-off an intangible asset related to operations in Eastern Europe and Russia, which was determined to have no future value. This resulted in a pre-tax charge of $1.8 million. Becker is classified within the Professional Education segment.

Gain on the Sale of Assets

In the fourth quarter of fiscal year 2016, Adtalem completed the sale of the DeVry University Kansas City, Missouri campus. Proceeds from the sale were $5.8 million, which resulted in a pre-tax gain of $3.2 million. In the third quarter of fiscal year 2016, Adtalem completed the sale of the DeVry University Fremont, California, campus and student housing facility. Proceeds from the sale were $24.8 million, which resulted in a pre-tax gain of $3.8 million. The gains were classified in the U.S. Traditional Postsecondary segment.

OPERATING INCOME (LOSS)

Total consolidated operating loss from continuing operations for fiscal year 2016 was $12.1 million, a decrease of $169.0 million compared to operating income from continuing operations of $156.9 million in the prior year. The primary drivers of the decrease in operating income from continuing operations were the increases in impairment charges of $145.9 million and restructuring charges of $31.3 million. Excluding the effect of the impairment charge, restructuring charges and the gain on sale of assets, consolidated operating income from continuing operations increased 0.5% or $1.1 million in fiscal year 2016 compared to the prior year. The positive effect on operating income from continuing operations, excluding the effect of the impairment charge, restructuring charges and the gain on sale of assets, of the increases in revenue at the Medical and Healthcare segment and Adtalem Brazil were mostly offset by increases in expenses to support these growing operations.

Medical and Healthcare

Medical and Healthcare segment operating income increased 14.9% to $178.5 million during fiscal year 2016 compared to the prior year. Revenue increases at Chamberlain and the medical and veterinary schools more than offset the increase in expenses to support growth.

Professional Education

Professional Education operating income increased 27.3% to $28.0 million during fiscal year 2016 compared to the prior year. The increase in operating income was primarily driven by revenue growth at Becker resulting from an increase in the number of CPA exam candidates and growth at Becker Healthcare.

Technology and Business

Technology and Business segment operating income decreased 13.2% to $13.6 million during fiscal year 2016 compared to the prior year. The decrease in operating income at Adtalem Brazil during fiscal year 2016 resulted from a decline in the value of the Brazilian Real compared to the U.S. dollar.

The decline in value of the Brazilian Real compared to the U.S. dollar reduced reported operating income by approximately $4.4 million in fiscal year 2016. Without this currency effect, operating income at Adtalem Brazil would have increased approximately $3.3 million in fiscal year 2016 compared to the prior year, driven by both acquisitions and organic growth. The acquisitions of Grupo Ibmec and Facimp in fiscal year 2016 and the full-year effect of FMF, Faci and Damasio, which were acquired during fiscal year 2015, constituted all of this Adtalem Brazil operating income growth in fiscal year 2016.

U.S. Traditional Postsecondary

U.S. Traditional Postsecondary segment operating loss was $211.3 million for fiscal year 2016, an increase from the operating loss of $25.2 million in the prior year. The increased operating loss in fiscal year 2016 was primarily the result of an increase of $33.8 million in restructuring charges compared to the prior year, $147.7 million in impairment charges recorded in fiscal year 2016 (as discussed earlier) and $7.0 million in gain on sale of assets in fiscal year 2016. Excluding the effect of the restructuring charges, impairment charges and the gain on sale of assets, operating income decreased 90.7% or $11.7 million in fiscal year 2016 compared to the prior year. This decrease was the result of a decline in revenue resulting from the impact of lower new and total student enrollments at DeVry University and Carrington, and the higher use of scholarships and discounts. These negative drivers were partially offset by savings from cost reduction measures at DeVry University, which offset 99% of their lower revenue for the year through cost reduction measures. Total segment expenses for fiscal year 2016, excluding the restructuring charges, decreased $177.3 million or 18.9% compared to the prior year. Management continued to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment.

NET INTEREST EXPENSE

Net interest expense for fiscal year 2016 of $5.2 million was $1.9 million higher than the prior year. The increase is the result of changes in the value of the Brazilian Real compared to the U.S. dollar. Interest expense on the deferred purchase price agreement balances at Adtalem Brazil include a factor, which fluctuates with the changes in the exchange rate.

INCOME TAXES

Effective income tax rates on income from continuing operations were 84.1% in fiscal year 2016, compared to 12.1% in fiscal year 2015. The tax rate for fiscal year 2016 was impacted by the Carrington impairment charges, which were only partially deductible for tax purposes, as well as additional domestic restructuring charges. In fiscal year 2016, Adtalem’s effective income tax rate was favorably impacted by enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a five year period for tax years beginning after January 1, 2015 through December 31, 2019. Adtalem’s effective income tax rate also reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

Adtalem intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and Adtalem Brazil, and pursue other business opportunities outside the U.S. Accordingly, Adtalem has not recorded a provision for the payment of U.S. income taxes on these earnings.

DISCONTINUED OPERATIONS

In December 2013, the assets of Advanced Academics Inc. (“AAI”) were sold for $2.0 million. The results of operations of AAI for fiscal year 2015 are classified in the Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows as discontinued operations.

The reported Income from Operations of Divested Component in fiscal year 2015 is comprised of $1.0 million in pre-tax operating income from the net settlement of service agreements, and a tax benefit adjustment of $4.6 million related to the correction of an error to properly record the income tax benefit on the impairment charge taken in the first quarter of fiscal year 2014.

See “Note 2: Discontinued Operations” to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional disclosures.

CRITICAL ACCOUNTING POLICIES

“Note 5: Summary of Significant Accounting Policies," to the Consolidated Financial Statements in Item 8 of this Form 10-K, describes the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

Tuition

Chamberlain, Adtalem Brazil higher education, DeVry University and Carrington tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the applicable academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of primarily U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker and Adtalem Brazil’s live classroom test preparation and Adtalem Brazil’s online tuition revenue is recognized on a straight-line basis over the applicable delivery period. Revenue from Professional Education conferences and training services, which are generally short-term in duration, is recognized when the conference or training service is provided.

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

Refunds and Provisions

Estimates of Adtalem’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms. Inputs to this analysis include refunds issued, withdrawal rates and historical amounts owed by students for that portion of a term that was completed. Management reassesses collectability throughout the period revenue is recognized by the Adtalem institutions, on a student-by-student basis. This reassessment is based upon new information and changes in facts and circumstances relevant to a student's ability to pay. Management also reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis. This cash basis accounting, which was adopted beginning in the third quarter of fiscal year 2015 did not have a material effect on the Consolidated Financial Statements.

The provisions for refunds, which are reported as a reduction to Tuition Revenue in the Consolidated Statements of Income (Loss), are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit Adtalem to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Adtalem in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate. If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that Adtalem records may differ significantly from what was recorded in previous periods.

The fair value of share-based awards, including those with performance conditions, are measured as of the grant date. The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period. Share-based compensation expense is amortized for the estimated number of shares expected to vest. The estimated number of shares that will vest is based on management’s determination of the probable outcome of the performance conditions, which may require considerable judgment. Adtalem records a cumulative adjustment to share-based compensation expense in periods when the estimate of the number of shares expected to vest changes. Expense is recognized to reflect the actual vested shares following the resolution of the performance conditions.

Impairment of Goodwill and Other Intangible Assets

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. Adtalem has six reporting units, which contained goodwill as of the fourth quarter of fiscal year 2017. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the seven reporting units that contain indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In calculating fair value, Adtalem uses various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV eligibility and a discounted cash flow model for accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates, which could lead to additional impairments of intangible assets.

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss) (see “Note 12: Restructuring Charges” to the Consolidated Financial Statements in Item 8 of this Form-10K). For a discussion of the impairment review of goodwill and intangible assets see “Note 11: Intangible Assets” to the Consolidated Financial Statements in Item 8 of this Form 10-K as well as the section above.

Income Taxes

Adtalem accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Adtalem also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Adtalem’s deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Adtalem measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which Adtalem expects to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. Adtalem reduces its net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions Adtalem has taken.

Estimates and Assumptions

Adtalem’s financial statements include estimates and assumptions about the reported amounts of assets, liabilities, revenue, and expenses whose exact amounts will not be known until future periods. Management has discussed with the Audit and Finance Committee of the Board of Directors the critical accounting policies discussed above and the significant estimates included in the Consolidated Financial Statements in Item 8 of this Form 10-K. Although management believes its assumptions and estimates are reasonable, actual amounts may differ from the estimates included in the Consolidated Financial Statements thereby materially affecting results in the future.

Adtalem’s Consolidated Financial Statements reflect the following significant estimates and assumptions:

•	The method of revenue recognition across academic periods;
•	The estimates and judgments used to record the provision for uncollectible accounts receivable. Adtalem believes that it has appropriately considered known or expected outcomes of its students’ ability to pay their outstanding amounts due to Adtalem;
•	The useful lives of equipment and facilities whose value is a significant portion of Adtalem’s total assets;
•	The value and useful lives of acquired finite-lived intangible assets;
•	The value of goodwill and other indefinite-lived intangible assets;
•	The pattern of the amortization of finite-lived intangible assets over their economic life;
•	The value of deferred tax assets and evaluation of uncertainties under authoritative guidance;
•	Costs associated with any settlement of claims and lawsuits, in excess of insurance policy coverage limits, in which Adtalem is a defendant;
•	Health care reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and
•	The value of stock-based compensation awards and related compensation expense.

The methodology management used to derive each of the above estimates for fiscal year 2017 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

Restructuring Charges

Adtalem’s Consolidated Financial Statements include charges related to the reduced enrollments at DeVry University and Carrington. Management is reducing Adtalem’s cost structure to align with these reduced enrollments. Such charges include severance and related benefits for reductions in staff and voluntary separation plans and real estate consolidation charges for early lease termination or cease-of-use costs and losses on disposals of property and equipment.

CONTINGENCIES

For a discussion of legal proceedings, see “Note 16: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

Adtalem’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal and state loan and grant programs, student and family educational loans (“private loans”), employer educational reimbursements and student and family financial resources. Adtalem continues to provide financing options for its students, including Adtalem’s institutional loan programs.

The following table summarizes Adtalem’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for fiscal years 2016 and 2015, respectively. Final data for fiscal year 2017 is not yet available.

	Fiscal Year
	2016	2015
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	58%	59%
Brazil FIES Public Loan Program	4%	2%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	36%	37%
Total	100%	100%

The pattern of cash receipts during the year is seasonal. Adtalem’s accounts receivable balances peak immediately after tuition bills are issued each semester/session. Accounts receivable reaches its lowest level at the end of each semester/session, dropping to its lowest point during the year at the end of December.

At June 30, 2017, total accounts receivable, net of related reserves, was $173.4 million compared to $162.4 million at June 30, 2016. Excluding the effect of the decrease in the value of the Brazilian Real compared to the U.S. dollar, total accounts receivable, net of related reserves, increased $13.2 million. The main driver of the increase were a higher receivable balance at Adtalem Brazil from higher revenue and a reclassification of a long-term FIES receivable of $13.1 million to current accounts receivable (see paragraph below for further details on this FIES receivable). This increase was partially offset by lower receivable balances at DeVry University on lower enrollment and revenue.

The FIES accounts receivable balance at June 30, 2017 was approximately $53.7 million compared to approximately $67.1 million at June 30, 2016. All of the balance at June 30, 2017 is recorded as Accounts Receivable, Net because all amounts are now receivable by June 30, 2018. The decrease in the FIES balance is the result of the Brazilian government paying current year FIES funds on a timely basis. In January 2016, the Brazilian government implemented a payment plan for all outstanding calendar year 2015 FIES amounts. Adtalem Brazil received the first and second installments of $7.2 million and $6.8 million on July 1, 2016 and July 3, 2017, respectively. These installments each represented 25% of the calendar year 2015 FIES amount plus an inflation adjustment. The remaining amount receivable for calendar year 2015 FIES loans is $22.9 million as of June 30, 2017. Adtalem Brazil expects to receive the final deferred payment on the remaining balance by June 30, 2018. Each payment will include an adjustment based on the Brazilian inflation rate.

Financial Aid

Like other higher education institutions, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. Please see “Item 1A – Risk Factors” of this Form 10-K, for a discussion of student financial aid related risks.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. and Brazil. Like any other educational institution, Adtalem’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. A comprehensive program review of DeVry University was initiated in August 2014, and remains open and ongoing. On January 27, 2016, DeVry University received a preliminary program review report from the U.S. Department of Education (“ED”), which identified findings relating to its fiscal administration, student eligibility and administrative capability and provides DeVry University an opportunity to respond to the preliminary findings. DeVry University provided a comprehensive response to the report on October 11, 2016 disputing most of the findings. The timing or final outcome of the DeVry University program review, or its possible impact on the business, financial condition or results of operations of DeVry University or Adtalem cannot be predicted at this time.

If ED determines that we have failed to demonstrate either financial responsibility or administrative capability in any pending program review, or otherwise determines that an institution has violated the terms of its Program Participation Agreement (“PPA”), we could be subject to sanctions including; fines, penalties, reimbursement for discharged loan obligations, a requirement to post a letter of credit, suspension or termination of our eligibility to participate in the Title IV programs. ED regulations regarding financial responsibility provide that, if any one of Adtalem’s Title IV-eligible institutions is unable to pay its obligations under its PPA as a result of operational issues and/or an enforcement action, Adtalem’s other Title IV-eligible institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. Additionally, as a result of the ED Settlement discussed below, Adtalem has agreed to be jointly and severally liable with DeVry University under the terms of the Provisional PPA governing DeVry University’s participation in ED’s Title IV programs. As a result, even though Adtalem’s Title IV-eligible institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the business, financial condition, results of operations and cash flows of Adtalem’s other institutions and for Adtalem as a whole, and could result in the imposition of significant restrictions on the ability for Adtalem’s other institutions and for Adtalem to operate.

On August 28, 2015, DeVry University received a request from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”) for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates (“the Inquiry”). The stated purpose of the Inquiry was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “January 2016 Notice”), based on a portion of the Inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations related to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). On October 13, 2016, DeVry University and ED reached a negotiated agreement to settle the January 2016 Notice (the “ED Settlement”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University (1) may no longer make representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980, including advertising regarding the cumulative graduate employment outcomes since 1975, (2) will maintain or undertake certain recordkeeping and compliance practices to support future representations regarding graduate employment rates and (3) will post a notice on its website and in its enrollment agreements regarding the Since 1975 Representation. The ED Settlement also provides that, except for Heightened Cash Monitoring 1 status, ED will not impose conditions on the timing of, or documentation requirements for, disbursement of aid due to matters relating to lack of substantiation for the Since 1975 Representation. As a result of the ED Settlement, DeVry University’s participation in the Title IV programs will be subject to provisional certification for five years and DeVry University will be required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Institutions under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. The timing or outcome of unresolved matters from the Inquiry, or their possible impact on the business, financial condition or results of operations of DeVry University or Adtalem cannot be predicted at this time. The defense, resolution, or settlement of any matter potentially under review arising from the Inquiry, could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Gainful Employment (“GE”) regulations became effective on July 1, 2015. Programs that fail the requirements of these regulations in two out of any three consecutive years or do not pass in any four consecutive years will be disqualified from participation in the Title IV programs for a period of three years, and an institution is prohibited from establishing Title IV eligibility for any substantially similar program during that period.

Approximately 11% of Adtalem’s 2014-2015 academic year programs fell into the failing category, and approximately 15% of Adtalem’s programs fell into the zone category, including the RUSVM’s veterinary medicine program. Adtalem provided required warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility in February 2017. Management expects that certain programs will be able to avoid falling into the zone or failing categories in future years through adjustments to program price, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments or initiatives are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or direct students to third-party lenders for financial support of student tuition and other expenses. These adjustments or initiatives, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years, as well as, if potential initiatives to improve graduate incomes are not executable, are not executed or are unsuccessful, the 2017-2018 academic year. This is possible notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.7% as of September 30, 2013, the latest 3-year cohort period for which official data is available). In March 2017, ED delayed implementation of some portions of the GE reporting regulations until July 1, 2017. While the delay does not affect RUSVM’s status, ED indicated in the delay announcement that its action was taken to allow ED to further review the GE regulations and their implementation. On June 16, 2017, ED then announced its intention to re-negotiate these rules. The timing and effective date of any future final regulations cannot be determined at this time. If the GE regulations and guidance are not changed prior to 2019 and RUSVM’s veterinary program is determined by ED to be the zone for the 2015-2016 and 2016-2017 academic years, RUSVM would be required to issue warnings to students as early as 2019 that Title IV funding may no longer be available to students attending RUSVM. Further, if RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid as early as the beginning of 2020, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the VA and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2016 and 2015, respectively. Final data for fiscal year 2017 is not yet available.

	Fiscal Year
	2016	2015
Chamberlain University	64%	65%
American University of the Caribbean School of Medicine	79%	80%
Ross University School of Medicine	82%	80%
Ross University School of Veterinary Medicine	83%	84%
DeVry University	63%	66%
Carrington College:
California	78%	76%
Boise	69%	70%
Portland	77%	76%
Phoenix	80%	80%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its six Title IV institutions derive from federal funding, including VA and military tuition assistance benefits. Management anticipates its institutions have met this lower threshold as of June 30, 2017 and will publicly report the results of the third party review verifying adherence to the voluntary limit.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $9.1 million and $7.2 million was held in restricted bank accounts at June 30, 2017 and 2016, respectively.

A separate financial responsibility test for continued participation by an institution’s students in U.S. federal financial assistance programs is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to heightened cash monitoring and other participation requirements. An institution with a score less than 1.0 is considered not financially responsible. However, a school with a score less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. If Adtalem becomes unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then Adtalem could be subject to heightened cash monitoring or be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Year Ended June 30,
	2017	2016
Net Income (Loss)	$123,280	$(2,756)
Non-cash Items	207,734	303,071
Changes in Assets and Liabilities, Net of Effects from Acquisition of Components	(103,050)	(72,306)
Total Net Cash Provided by Operating Activities	$227,964	$228,009

Cash generated from operations in fiscal year 2017 was $228.0 million, which is unchanged from the prior year. Net income increased by $126.0 million in fiscal year 2017 compared to the prior year. The decrease in non-cash items in fiscal year 2017 compared to the prior year was the result of the following:

•	A decrease of $147.7 million in asset impairment charges related to the Carrington reporting unit.
•	A decrease of $12.2 million in depreciation and write-offs of leasehold improvements and equipment. This was the result of a decrease in real estate consolidations and the associated asset disposals at DeVry University in fiscal year 2017 compared to the prior year.
•	A decrease of $5.8 million in stock-based compensation expense, which was the result of accelerated vesting in fiscal year 2016 for certain stock-based compensation held by for the former CEO and former CFO of Adtalem.
•	An increase of $5.7 million in amortization expense of intangible assets related to the acquisitions of ACAMS in the first quarter of fiscal year 2017 and Grupo Ibmec in the second quarter of fiscal year 2016.
•	An increase of $5.5 million in the provision for refunds and uncollectible accounts, primarily at Chamberlain.
•	A change of $47.2 million in the deferred income tax provision, primarily the result of a benefit of $30.4 million recorded in fiscal year 2016 related to the write-off of Carrington intangible assets and goodwill.
•	An increase of $11.8 million resulting from a non-cash loss on the write-down of assets in fiscal year 2017 compared to a non-cash gain on the sale of assets in fiscal year 2016.

Changes from June 30, 2017, in Assets and Liabilities, Net of Effects from Acquisition of Components consisted of the following:

•	The decrease in cash flows in fiscal year 2017 due to changes in net prepaid expenses, accounts payable and accrued expenses was $15.7 million more than the combined change in the prior year driven by overall cost reductions and the timing of the period-end relative to Adtalem’s payroll and bill payment cycles.

•	The decrease in cash flows in fiscal year 2017 due to changes in combined accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $15.0 million more than the combined change in the prior year. The main driver of this change was an increase in accounts receivable relative to the amount of deferred revenue recorded due to higher current FIES receivable balances at Adtalem Brazil.

Cash Used in Investing Activities

Capital expenditures in fiscal year 2017 were $49.0 million compared to $69.4 million in the prior year. The decrease in capital expenditures reflects decreased spending on new campus openings at Chamberlain and lower spending at DeVry University.

Capital spending for fiscal year 2018 will support continued investment at RUSM and RUSVM; a campus opening and facility improvements for Chamberlain and facility improvements for Adtalem Brazil. Management anticipates full year fiscal year 2018 capital spending to be in the $65 to $70 million range.

On July 1, 2016, Becker acquired ACAMS, located in Miami, Florida, for $330.6 million, net of cash acquired. Adtalem funded the purchase with available domestic cash balances and $175 million in borrowings under its revolving credit facility. ACAMS is the largest international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Becker’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

During the fourth quarter of fiscal year 2016, Adtalem sold the DeVry University Kansas City, Missouri campus. Net proceeds from this sale were $5.8 million, which resulted in a $3.2 gain on the sale.

During the third quarter of fiscal year 2016, Adtalem sold the DeVry University Fremont, California campus and student housing facilities. Net proceeds from this sale were $24.8 million, which resulted in a $3.8 gain on the sale. DeVry University currently leases a small portion of the campus facility where it may continue to operate until June 2017. The student housing facility was leased by DeVry University until June 30, 2016.

On June 1, 2016, Adtalem Brazil completed the acquisition of Facimp. Facimp is headquartered in Imperatriz, Maranhao and serves undergraduate students in 11 programs including business, law, nursing, pharmacy and dentistry. Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $6.8 million in cash, in exchange for the stock of Facimp. Approximately $3.5 million was paid in the fourth quarter of fiscal year 2016, with remaining amounts to be paid over the succeeding four years. These deferred payments are classified in cash flows from financing activities in the Consolidated Statements of Cash Flows.

On December 15, 2015, Adtalem Brazil completed the acquisition of Grupo Ibmec. Grupo Ibmec is headquartered in São Paulo and operates campuses located in Rio de Janeiro, Brasilia and Belo Horizonte, and operates under the name Metrocamp in Campinas. A nationally recognized educational institution, Grupo Ibmec has been widely-known for its academic excellence for more than 40 years and serves undergraduate and graduate students onsite and online throughout Brazil. Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $191.0 million in cash, in exchange for the stock of Grupo Ibmec. The majority of payments were made in the second quarter of fiscal year 2016, with payments of approximately $10.5 million required over the succeeding six years. These deferred payments are classified in cash flows from financing activities in the Consolidated Statements of Cash Flows.

During the first quarter of fiscal year 2016, the noncontrolling interest owners of Adtalem Brazil exercised their option to put a portion of their Adtalem Brazil stock to Adtalem. Based on the formula established for the value of this put option, Adtalem paid $3.1 million for an additional 1.6% ownership interest in Adtalem Brazil. The members of the noncontrolling interest group maintain a 2.1% ownership interest in Adtalem Brazil. Since July 1, 2015, Adtalem has the right to exercise a call option and purchase any remaining Adtalem Brazil stock from the noncontrolling interest group. Likewise, this group has the right to exercise a put option and sell its remaining ownership interest in Adtalem Brazil to Adtalem.

Cash Provided by (Used in) Financing Activities

Adtalem’s consolidated cash balances of $242.0 million at June 30, 2017, included approximately $202.7 million of cash attributable to Adtalem’s international operations. It is Adtalem’s intention to indefinitely reinvest this cash, subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the U.S. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe this policy will adversely affect Adtalem’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, Adtalem has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, Adtalem maintains a $400 million revolving line of credit, which can be expanded to $550 million subject to bank approval. For fiscal year 2017, cash flows from domestic operating activities were approximately $88.1 million, which, along with $125 million borrowed under the revolving credit facility, were sufficient to fund $15.3 million of domestic capital investment, repurchase $48.5 million in common stock, pay dividends of $11.4 million, and provide funds for the acquisition of ACAMS and the FTC settlement payment.

Management believes current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both Adtalem’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Revolving Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015, which expires on March 31, 2020. The revolving credit agreement as amended (“Credit Agreement”) provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. Up to $50 million of the Aggregate Commitment was available for letters of credit. On October 4, 2016, Adtalem entered into a First Amendment to Credit Agreement, which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. This increase was requested to accommodate the requirements of the negotiated settlement agreement with the U.S. Department of Education, which requires DeVry University to post a letter of credit for $68.4 million (see “Note 4: Regulatory Settlements” and “Note 16: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding this settlement agreement). Adtalem may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of June 30, 2017, Adtalem borrowings under this agreement were $125 million with a weighted average interest rate of 3.18%. There were no outstanding borrowings under the revolving credit facility as of June 30, 2016. Borrowings were made in the first quarter of fiscal year 2017 to fund the acquisition of ACAMS as discussed in “Note 10: Business Combinations” to the Consolidated Financial Statements in Item 8 of this Form 10-K. Additional borrowings were made in the second quarter of fiscal year 2017 to fund the FTC settlement discussed in “Note 4: Regulatory Settlements” and “Note 16: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K. There are no required principal payments under Credit Agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. Adtalem letters of credit outstanding under this agreement were $68.5 million as of June 30, 2017 and $0.1 million as of June 30, 2016. As of June 30, 2017, Adtalem is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of June 30, 2017. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of June 30, 2017.

Adtalem Global Education Inc.
Borrowing Limit Interest Rate

$400 million, with options to increase to $550 million

At Adtalem's discretion, either the Base Rate plus 1.0% - 2.0%, or a LIBOR or LIBOR-Equivalent Eurocurrency rate plus 2.0% - 3.0%, depending upon the achievement of certain financial ratios.

Maturity	March 31, 2020
Outstanding Borrowings at June 30, 2017	$125 million
Interest Rate at June 30, 2017	3.18%
Outstanding Letters of Credit at June 30, 2017	$68.5 million

Other Contractual Arrangements

Adtalem’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment and agreements for various services.

In addition, Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec and Facimp (see “Note 10: Business Combinations” to the Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the Grupo Ibmec and Facimp acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director or other affiliated person. Adtalem has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. Adtalem did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2017. Adtalem had no open derivative positions at June 30, 2017.

		Due In
		Less Than			After	All
	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
	(in thousands)
Operating Leases	$542,746	$91,431	$161,133	$130,122	$160,060	$-
Deferred Purchase
Price Agreements	26,590	14,804	6,922	4,864	-	-
Employment Agreements	1,368	383	654	331	-	-
Uncertain Tax Positions	9,072	2,452	-	-	-	6,620
Total Cash Obligation	$579,776	$109,070	$168,709	$135,317	$160,060	$6,620

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see “Note 5: Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Adtalem is not dependent upon the price levels, nor affected by fluctuations in pricing, of any particular commodity or group of commodities. However, more than 50% of Adtalem’s costs are in the form of wages and benefits. Changes in employment market conditions or escalations in employee benefit costs could cause Adtalem to experience cost increases at levels beyond what it has historically experienced.

The financial position and results of operations of AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all of these financial transactions are denominated in the U.S. dollar.

The financial position and results of operations of Adtalem Brazil operations are measured using the Brazilian Real as the functional currency. Adtalem Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, Adtalem does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 26.2% of Adtalem’s overall assets, and its Brazilian liabilities constitute 12.3% of overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. From June 2015 to December 31, 2015, the Brazilian Real’s value declined by as much as 22%, but then recovered most of that loss by June 30, 2016. During fiscal year 2017, the value averaged about 15% higher than fiscal year 2016, but finished 3% lower at June 30, 2017 compared to June 30, 2016. Based upon the current value of the net assets in Adtalem Brazil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $17.0 million. For fiscal year 2017, the higher value of the Brazilian Real also resulted in higher U.S. translated revenue and operating income compared to the prior year.

The interest rate on Adtalem’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. At June 30, 2017, Adtalem had $125 million in outstanding borrowings under this facility with a weighted average interest rate of 3.18%. Based upon borrowings of $125 million, a 100 basis point increase in short-term interest rates would result in $1.25 million of additional annual interest expense.

Adtalem’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, as discussed in Item 7 in subsection “Liquidity and Capital Resources” of this Form 10-K, the Adtalem Brazil FIES accounts receivable balance has remained elevated due to changes in government funding of the program. As of June 30, 2017, the FIES accounts receivable balance is $53.7 million. The FIES funding for calendar year 2015 accounts for $22.9 million of the total outstanding FIES balance. In January 2016, Adtalem Brazil entered into a repayment agreement with the Brazilian government pursuant to which these 2015 funds will be paid in annual installments over three years. The first and second installments of $7.2 million and $6.8 million were received by Adtalem Brazil on July 1, 2016 and July 3, 2017, respectively.

Adtalem’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, Adtalem has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of Adtalem and its subsidiaries are included below on pages 97 through 138 of this report:

1 Schedules other than the one listed above are omitted for the reason that they are not required, not applicable, or the required information is shown on the financial statements or notes thereto.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Principal Executive and Principal Financial Officer Certificates

The required compliance certificates signed by Adtalem’s Chief Executive Officer and Chief Financial Officer are included as Exhibits 31 and 32 of this Annual Report on Form 10-K.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in Adtalem’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the applicable rules and forms.

Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that Adtalem’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed in the reports that Adtalem files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Adtalem is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2017, Adtalem’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, Adtalem concluded that as of June 30, 2017, its internal control over financial reporting was effective based upon these criteria. Adtalem acquired Association of Certified Anti-Money Laundering Specialists (“ACAMS”) in a purchase business combination in July 2016, therefore, management has excluded ACAMS from its assessment of the effectiveness of internal controls over financial reporting as of June 30, 2017. Total assets, excluding intangible assets and goodwill, and total revenues of ACAMS represented 0.3% and 2.2%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended June 30, 2017.

The effectiveness of Adtalem’s internal control over financial reporting as of June 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2017 that materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	2016
	(in thousands, except share
	and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$241,979	$308,164
Marketable Securities and Investments	4,013	3,609
Restricted Cash	9,117	7,183
Accounts Receivable, Net	173,362	162,389
Prepaid Expenses and Other	42,736	36,760
Total Current Assets	471,207	518,105
Land, Building and Equipment:
Land	48,947	55,690
Building	474,942	488,347
Equipment	514,118	521,209
Construction in Progress	22,461	22,560
	1,060,468	1,087,806
Accumulated Depreciation	(582,922)	(566,043)
Land, Building and Equipment Held for Sale, Net	11,280	-
Land, Building and Equipment, Net	488,826	521,763
Other Assets:
Deferred Income Taxes, Net	33,772	52,608
Intangible Assets, Net	413,803	342,856
Goodwill	851,282	588,007
Perkins Program Fund, Net	13,450	13,450
Other Assets, Net	41,695	60,207
Total Other Assets	1,354,002	1,057,128
TOTAL ASSETS	$2,314,035	$2,096,996

LIABILITIES:
Current Liabilities:
Accounts Payable	$64,285	$64,687
Accrued Salaries, Wages and Benefits	96,241	93,328
Accrued Expenses	99,243	103,379
Deferred Revenue	117,558	100,442
Total Current Liabilities	377,327	361,836
Other Liabilities:
Revolving Loan	125,000	-
Deferred Income Taxes, Net	34,712	29,936
Deferred Rent and Other	101,672	118,025
Total Other Liabilities	261,384	147,961
TOTAL LIABILITIES	638,711	509,797
COMMITMENTS AND CONTINGENCIES (NOTE 16)
NONCONTROLLING INTEREST	6,285	5,112
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 62,371,000 and 62,549,000 Shares Outstanding at June 30, 2017 and June 30, 2016, respectively	781	765
Additional Paid-in Capital	415,912	372,175
Retained Earnings	1,881,397	1,771,068
Accumulated Other Comprehensive Loss	(59,119)	(42,467)
Treasury Stock, at Cost, 15,691,000 and 13,990,000 Shares at June 30, 2017 and June 30, 2016, respectively	(569,932)	(519,454)
TOTAL SHAREHOLDERS' EQUITY	1,669,039	1,582,087
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,314,035	$2,096,996

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended June 30,
	2017	2016	2015
	(in thousands, except per share amounts)
REVENUE:
Tuition	$1,623,017	$1,673,381	$1,755,981
Other Educational	186,783	170,156	153,962
Total Revenue	1,809,800	1,843,537	1,909,943
OPERATING COST AND EXPENSE:
Cost of Educational Services	962,194	986,778	1,000,055
Student Services and Administrative Expense	618,152	654,049	708,285
Restructuring Expense	29,825	74,225	42,913
Regulatory Settlements	56,252	-	-
Loss on Assets Held for Sale	4,764	-	-
Asset Impairment Charge	-	147,660	1,780
Gain on Sale of Assets	-	(7,032)	-
Total Operating Cost and Expense	1,671,187	1,855,680	1,753,033
Operating Income (Loss) from Continuing Operations	138,613	(12,143)	156,910
INTEREST:
Interest Income	4,925	779	2,063
Interest Expense	(9,144)	(5,934)	(5,313)
Net Interest Expense	(4,219)	(5,155)	(3,250)
Income (Loss) from Continuing Operations Before Income Taxes	134,394	(17,298)	153,660
Income Tax (Provision) Benefit	(10,420)	14,542	(18,537)
Equity Method Investment Loss	(694)	-	-
Income (Loss) from Continuing Operations	123,280	(2,756)	135,123
DISCONTINUED OPERATIONS (NOTE 2):
Income from Operations of Divested Component	-	-	1,011
Income Tax Benefit	-	-	4,565
Income from Discontinued Operations, Net of Income Taxes	-	-	5,576
NET INCOME (LOSS)	123,280	(2,756)	140,699
Net Income Attributable to Noncontrolling Interest	(997)	(410)	(800)
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$122,283	$(3,166)	$139,899

AMOUNTS ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION:
Income (Loss) from Continuing Operations, Net of Income Taxes	$122,283	$(3,166)	$134,323
Income from Discontinued Operations, Net of Income Taxes	-	-	5,576
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$122,283	$(3,166)	$139,899

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION SHAREHOLDERS:
Basic:
Continuing Operations	$1.93	$(0.05)	$2.08
Discontinued Operations	-	-	0.09
	$1.93	$(0.05)	$2.17
Diluted:
Continuing Operations	$1.91	$(0.05)	$2.06
Discontinued Operations	-	-	0.08
	$1.91	$(0.05)	$2.14

Cash Dividends Declared per Common Share	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2017	2016	2015
	(in thousands)
NET INCOME (LOSS)	$123,280	$(2,756)	$140,699
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation (Loss) Gain	(16,845)	34,821	(61,703)
Change in Fair Value of Available-For-Sale Securities	193	(174)	(17)
COMPREHENSIVE INCOME	106,628	31,891	78,979
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(629)	(1,150)	1,509
COMPREHENSIVE INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$105,999	$30,741	$80,488

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2017	2016	2015
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$123,280	$(2,756)	$140,699
Income from Discontinued Operations	-	-	(5,576)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	16,600	22,368	17,440
Depreciation	72,188	79,400	85,008
Amortization	11,873	6,151	5,548
Impairment of Goodwill and Intangible Assets	-	147,660	1,780
Provision for Refunds and Uncollectible Accounts	87,516	82,016	89,886
Deferred Income Taxes	5,600	(41,648)	3,563
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	9,193	14,156	6,774
Unrealized Loss on Assets Held for Sale	4,764	-	-
Realized Gain on Sale of Assets	-	(7,032)	-
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components:
Accounts Receivable	(100,118)	(91,649)	(96,534)
Prepaid Expenses and Other	(2,488)	8,038	(19,716)
Accounts Payable	755	(9,612)	10,830
Accrued Salaries, Wages, Benefits and Expenses	(3,485)	12,055	(24,725)
Deferred Revenue	2,286	8,862	(9,314)
Net Cash Provided by Operating Activities-Continuing Operations	227,964	228,009	205,663
Net Cash Used in Operating Activities-Discontinued Operations	-	-	(160)
NET CASH PROVIDED BY OPERATING ACTIVITIES	227,964	228,009	205,503
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(48,994)	(69,396)	(88,707)
Payment for Purchase of Businesses, Net of Cash Acquired	(330,567)	(173,864)	(73,117)
Marketable Securities Purchased	(93)	(105)	(158)
Cash Received on Sale of Assets	-	31,072	6,100
Purchase of Noncontrolling Interest of Subsidiary	-	(3,114)	-
NET CASH USED IN INVESTING ACTIVITIES	(379,654)	(215,407)	(155,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	27,675	337	8,828
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	865	1,153	1,204
Repurchase of Common Stock for Treasury	(48,508)	(32,634)	(25,918)
Cash Dividends Paid	(11,414)	(22,977)	(23,230)
Payments of Seller Financed Obligations	(4,819)	(11,500)	(5,978)
Borrowings Under Revolving Credit Facility	527,000	-	-
Repayments Under Revolving Credit Facility	(402,000)	-	-
Payment of Debt Refinancing Fees	-	-	(3,519)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	88,799	(65,621)	(48,613)
Effects of Exchange Rate Differences	(1,360)	4,601	(3,778)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(64,251)	(48,418)	(2,770)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	315,347	363,765	366,535
Cash, Cash Equivalents and Restricted Cash at End of Year	$251,096	$315,347	$363,765
Cash Paid During the Year For:
Interest	$7,325	$3,510	$1,800
Income Taxes, Net	$14,901	$1,420	$23,943
Non-cash Investing and Financing Activity:
Increase (Decrease) in Redemption Value of Noncontrolling Interest Put Option	$176	$(1,804)	$2,427

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended June 30, 2017, 2016 and 2015

	Common Stock			Accumulated
	Amount $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total
	(in thousands, except per share amounts)
Balance at June 30, 2014	$753	$320,703	$1,682,071	$(15,394)	$(454,740)	$1,533,393
Net income			139,899			139,899
Foreign currency translation				(61,703)		(61,703)
Unrealized investment losses, net of tax				(17)		(17)
Change in noncontrolling interest put option			(2,427)			(2,427)
Stock-based compensation		17,440				17,440
Cash dividends of $0.36 per common share			(23,230)			(23,230)
Net activity from stock-based compensation awards	7	9,533			(6,082)	3,458
Tax benefit from exercise of stock-based compensation awards		2,580				2,580
Proceeds from stock issued under Colleague Stock Purchase Plan			48		1,287	1,335
Repurchase of common shares for treasury					(25,918)	(25,918)
Balance at June 30, 2015	760	350,256	1,796,361	(77,114)	(485,453)	1,584,810
Net loss			(3,166)			(3,166)
Foreign currency translation				34,821		34,821
Unrealized investment losses, net of tax				(174)		(174)
Change in noncontrolling interest put option			1,804			1,804
Stock-based compensation		22,368				22,368
Cash dividends of $0.36 per common share			(22,977)			(22,977)
Net activity from stock-based compensation awards	5	332			(3,474)	(3,137)
Tax cost from exercise of stock-based compensation awards		(781)				(781)
Proceeds from stock issued under Colleague Stock Purchase Plan			(954)		2,107	1,153
Repurchase of common shares for treasury					(32,634)	(32,634)
Balance at June 30, 2016	765	372,175	1,771,068	(42,467)	(519,454)	1,582,087
Net income			122,283			122,283
Foreign currency translation				(16,845)		(16,845)
Unrealized investment gains, net of tax				193		193
Change in noncontrolling interest put option			(176)			(176)
Stock-based compensation		16,600				16,600
Cash dividends of $0.18 per common share			(11,414)			(11,414)
Net activity from stock-based compensation awards	16	27,901			(3,199)	24,718
Tax cost from exercise of stock-based compensation awards		(764)				(764)
Proceeds from stock issued under Colleague Stock Purchase Plan			(364)		1,229	865
Repurchase of common shares for treasury					(48,508)	(48,508)
Balance at June 30, 2017	$781	$415,912	$1,881,397	$(59,119)	$(569,932)	$1,669,039

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

Notes to Consolidated Financial Statements

NOTE 1: NATURE OF OPERATIONS

On May 23, 2017, we changed our name from DeVry Education Group Inc. (“DeVry Group”) to Adtalem Global Education Inc. (“Adtalem”). In addition, DeVry Education of Brazil (“DeVry Brazil”) was renamed Adtalem Education of Brazil (“Adtalem Brazil”).

Adtalem is a global provider of educational services and one of the largest publicly-held educational organizations in the world. Adtalem’s wholly-owned subsidiaries include:

Chamberlain University (“Chamberlain”)

American University of the Caribbean School of Medicine (“AUC”)

Ross University School of Medicine (“RUSM”)

Ross University School of Veterinary Medicine (“RUSVM”)

Becker Professional Education (“Becker”)

DeVry University

Carrington College (“Carrington”)

In addition, Adtalem maintains a 97.9% ownership interest in Adtalem Brazil; a Brazilian postsecondary education organization. These institutions offer degree and non-degree programs in business, healthcare and technology and serve students in postsecondary education as well as accounting, finance and legal professionals.

Chamberlain offers pre-licensure bachelor’s degree programs in nursing at 20 campus locations and post-licensure bachelor’s, master’s and doctorate degree programs in nursing through its online platform. Pre-licensure students take non-clinical courses either online or onsite. All post-licensure nursing and Master of Public Health (“MPH”) courses are offered online.

AUC operates a campus in the Caribbean country of St. Maarten. Students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in the U.S., Canadian and United Kingdom teaching hospitals under affiliation with AUC.

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

Becker prepares candidates for the U.S. Certified Public Accountant (“CPA”) examination, Association of Chartered Certified Accountants (“ACCA”) examination, Certified Management Accountant (“CMA”) examination, Project Management Professional (“PMP”) examination, United States Medical Licensing Examination (“USMLE”), and the National Council Licensure Examination (“NCLEX”) for nurses. Becker also offers continuing professional education programs and seminars in accounting and finance. Live classes are taught in more than 100 locations, including sites in more than 30 foreign countries and some DeVry University, AUC, and RUSM teaching sites. Becker’s wholly-owned subsidiary, the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), is the largest international membership organization dedicated to enhancing the knowledge, skills and expertise of anti-money laundering and financial crime detection and prevention professionals. ACAMS’ main products include membership service, Certified Anti-Money Laundering Specialist (“CAMS”) certification, conferences, risk assessment, training and publications.

Adtalem Brazil is based in the cities of Fortaleza and Sao Paulo and is currently comprised of 13 institutions: Faculdades Nordeste (“Fanor”), Faculdade Ruy Barbosa (“Ruy Barbosa”) Faculdade ÁREA1 (“AREA1”), Faculdade Boa Viagem (“FBV”), Centro Universitário Vale do Ipojuca (“UniFavip”), Faculdade Diferencial Integral (“Facid”), Faculdade Adtalem São Luis (“Sao Luis”), Faculdade Adtalem Joao Pessoa (“Joao Pessoa”), Faculdade Martha Falcão (“FMF”), Faculdade Ideal (“Faci”), Damásio Educacional (“Damasio”), Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) and Faculdade de Imperatriz (“Facimp”). These schools operate 23 academic sites located in 12 States in Northeast, North and Southeast Brazil. Adtalem Brazil also operates approximately 220 distance learning centers throughout Brazil under Damasio’s franchise agreements. Adtalem Brazil’s institutions offer undergraduate and graduate programs mainly focused in business, management, medical, healthcare, law and engineering. In addition, Damasio offers legal bar exam review courses.

DeVry University is one of the largest regionally accredited higher education systems in North America, offering associate, bachelor’s and master’s degree programs in technology, healthcare technology, business and management. At June 30, 2017, DeVry University programs were offered at 59 locations in the U.S. and through DeVry University’s online platform.

Carrington operates 21 academic sites in eight western states. Carrington offers degree and diploma programs primarily in healthcare, dental and veterinary career fields.

NOTE 2: DISCONTINUED OPERATIONS

In December 2013, the assets of Adtalem’s Advanced Academics Inc. (“AAI”) subsidiary, which had previously been disclosed as “held for sale” were divested. These assets were sold for $2.0 million, which approximated the recorded net book value of the assets on the date of sale. The operating results of AAI are separately disclosed in the Consolidated Statements of Income (Loss) as “Discontinued Operations – Income from Operations of Divested Component.” The following is a summary of operating results of the discontinued operations for the year ended June 30, 2015 (in thousands). The reported Income from Discontinued Operations, Net of Income Taxes in fiscal year 2015 is comprised of $1.0 million in pre-tax income from the net settlement of service agreements and an adjustment of $4.6 million related to the correction of an error to properly record the income tax benefit of the impairment charge taken in the first quarter of fiscal year 2014.

	Year Ended June 30,
	2017	2016	2015

Income from Operations of Divested Component	$-	$-	$1,011
Income Tax Benefit	-	-	4,565
Income from Discontinued Operations, Net of Income Taxes	$-	$-	$5,576

NOTE 3: ASSETS HELD FOR SALE

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington co-located campus in Pomona, California, which met criteria to be classified as an asset held for sale. This required a write-down of the assets to fair market value less costs to sell. The building is being marketed to prospective buyers and is available for immediate sale, which is likely to occur within one year. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. As a result, Land, Building and Equipment Held for Sale, Net of $11.3 million was recorded on the Consolidated Balance Sheet at June 30, 2017 and a $4.8 million pre-tax Loss on Assets Held for Sale was recorded in the Consolidated Statement of Income for the year ended June 30, 2017. The assets being held for sale are classified within the U.S. Traditional Postsecondary segment.

NOTE 4: REGULATORY SETTLEMENTS

In the second quarter of fiscal year 2017, Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively, the “DeVry Parties”) and the Federal Trade Commission (“FTC”) agreed to a Stipulation as to Entry of an Order for Permanent Injunction and Monetary Judgment (the “Agreement”) resolving litigation brought by the FTC regarding DeVry University’s use of employment statistics in former advertising. Under the terms of the Agreement, the DeVry Parties agreed to pay $49.4 million to be distributed at the sole discretion of the FTC, to forgive $30.4 million of institutional loans issued before September 30, 2015, and to forgive outstanding DeVry University accounts receivable balances by $20.2 million for former students. In addition, the DeVry Parties agreed that Adtalem institutions marketing to U.S. consumers will maintain specific substantiation to support any future advertising regarding graduate outcomes and educational benefits, and will implement training and other agreed-upon compliance measures. Adtalem chose to settle the FTC litigation after filing an answer denying all allegations of wrongdoing.

In the second quarter of fiscal year 2017, Adtalem also recorded charges related to the resolution of an inquiry made by the Office of the Attorney General of the State of New York (“NYAG”) to the DeVry Parties regarding DeVry University’s use of employment and salary statistics in former advertising. The DeVry Parties chose to resolve the NYAG inquiry by entering into an Assurance of Discontinuance (the “Assurance”) with the NYAG on January 27, 2017, without admitting or denying the allegations therein. Pursuant to the Assurance, the DeVry Parties agreed to pay $2.25 million for consumer restitution and $0.5 million in penalties, fees and costs. In addition, the DeVry Parties agreed that Adtalem institutions marketing to New York consumers will maintain specific substantiation and present certain statistics as prescribed to support any future advertising regarding graduate outcomes and educational benefits, and will implement other agreed-upon compliance measures.

Student services and access to federal student loans are not impacted by the Agreement or the Assurance and at no time has the academic quality of a DeVry University education been questioned. See “Note 16: Commitments and Contingencies” for further discussion.

The regulatory settlements expense of $56.3 million recorded during the year ended June 30, 2017 consists of the $49.4 million cash payment to the FTC, the $4.1 million unreserved and expensed institutional loans and the $2.75 million cash payment to the NYAG. Of these regulatory settlement charges, $4.1 million was allocated to the U.S. Traditional Postsecondary segment and $52.2 million was allocated to the Adtalem home office, which is classified as “Home Office and Other” in “Note 17: Segment Information.”

In the second quarter of fiscal year 2017, DeVry University reached a settlement agreement with the U.S. Department of Education (“ED”) regarding its January 27, 2016 Notice of Intent to Limit (“Notice”). The Notice related narrowly to a specific graduate employment statistic previously used by DeVry University, calculated since 1975. The settlement includes, among other things, an agreement to no longer use the statistic in question or to make any other representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980. DeVry University will also refrain from making any future graduate employment representations without possessing graduate-specific information, and, for five years after the effective date of the settlement, will post a letter of credit with ED equal to 10% of DeVry University’s annual Title IV disbursement. A $68.4 million letter of credit was posted in the second quarter of fiscal year 2017 in relation to this requirement. Also, as a result of the settlement agreement, DeVry University’s participation in Title IV programs will be under provisional certification. The settlement in no way hinders DeVry University’s ability to serve current or future students. DeVry University resolved the Notice in full cooperation with ED. The settlement allows DeVry University to continue communicating its strong student outcomes, while providing assurances regarding the extent of its graduate employment data. See “Note 14: Debt” and “Note 16: Commitments and Contingencies” for further discussion.

NOTE 5: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adtalem and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interest is reported on our Consolidated Balance Sheets. The noncontrolling ownership interest earnings portion is classified as “Net Income Attributable to Noncontrolling Interest” in our Consolidated Statements of Income (Loss). Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years.

Equity Method Investment

The equity method of accounting is used for those investments where we have the ability to influence the operating and financial decisions of the investee but do not possess more than a 50% ownership interest. Generally, this occurs when the ownership interest is greater than 20%. The investments are initially recorded at cost and classified as Other Assets on the Consolidated Balance Sheet. The carrying amount of the investment is adjusted in subsequent periods for Adtalem’s share of the earnings or losses of the investee, which are recorded in the Consolidated Statements of Income (Loss) as Equity Method Investment Loss.

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, high-grade commercial paper, money market funds and bankers acceptances with original maturities of three months or less. Short-term investment objectives are to minimize risk and maintain liquidity. These investments are stated at cost (which approximates fair value) because of their short duration or liquid nature. Adtalem places its cash and temporary cash investments with high credit quality institutions. Cash and cash equivalent balances in U.S. bank accounts are generally in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Cash and cash equivalent balances in Brazilian bank accounts are generally in excess of the deposit insurance limits for Brazilian banks. Adtalem has not experienced any losses on its cash and cash equivalents.

Management periodically evaluates the creditworthiness of the security issuers and financial institutions with which it invests and maintains deposit accounts.

Marketable Securities and Investments

Adtalem owns investments in marketable securities that have been designated as “available-for-sale” in accordance with authoritative guidance. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Loss.

Marketable securities and investments consist of investments in mutual funds, which are classified as available-for-sale securities. The following is a summary of our available-for-sale marketable securities at June 30, 2017 (in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$1,112	$-	$64	$1,176
Stock Mutual Funds	2,448	-	389	2,837
Total Marketable Securities	$3,560	$-	$453	$4,013

The following is a summary of our available for sale marketable securities at June 30, 2016 (in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$1,085	$-	$92	$1,177
Stock Mutual Funds	2,382	-	50	2,432
Total Marketable Securities	$3,467	$-	$142	$3,609

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At June 30, 2017 and 2016, all of the bond and stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under Adtalem’s non-qualified deferred compensation plan.

Realized gains and losses are computed on the basis of specific identification and are included in Interest in the Consolidated Statements of Income (Loss). Adtalem has not recorded any realized gains or realized losses for fiscal year 2017, 2016 or 2015. See “Note 7: Fair Value Measurements” for further disclosures on the Fair Value of Financial Instruments.

Financial Aid and Restricted Cash

A significant portion of revenue is received from students who participate in government financial aid and assistance programs, which are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. and Brazil govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, which could include the suspension, limitation or termination from such financial aid programs.

Restricted cash represents amounts received from federal and state governments under various student aid grant and loan programs and such restricted funds are held in separate bank accounts. Once the financial aid authorization and disbursement process for the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in Adtalem’s operations. This authorization and disbursement process that precedes the transfer of funds generally occurs within the period of the academic term for which such funds were authorized.

As a requirement of continuing operations in Pennsylvania, Adtalem is required to maintain a “minimum protective endowment” of at least $500,000. These funds are required as long as Adtalem operates campuses in the state. Adtalem accounts for these funds as restricted cash.

Revenue Recognition

Tuition

Chamberlain, Adtalem Brazil higher education, DeVry University and Carrington tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the applicable academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of primarily U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker and Adtalem Brazil’s live classroom test preparation, and Adtalem Brazil’s online tuition revenue is recognized on a straight-line basis over the applicable delivery period. Revenue from Professional Education conferences and training services, which are generally short-term in duration, is recognized when the conference or training service is provided.

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

Refunds and Provisions

Estimates of Adtalem’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms. Inputs to this analysis include refunds issued, withdrawal rates and historical amounts owed by students for that portion of a term that was completed. Management reassesses collectability throughout the period revenue is recognized by the Adtalem institutions, on a student-by-student basis. This reassessment is based upon new information and changes in facts and circumstances relevant to a student's ability to pay. Management also reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis. This cash basis accounting, which was adopted beginning in the third quarter of fiscal year 2015, did not have a material effect on the Consolidated Financial Statements.

The provisions for refunds, which are reported as a reduction to Tuition Revenue in the Consolidated Statements of Income (Loss), are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $47.2 million, $46.5 million and $42.3 million for the years ended June 30, 2017, 2016 and 2015, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit Adtalem to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Adtalem in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $44.8 million and $64.5 million at June 30, 2017 and 2016, respectively. During the second quarter of fiscal year 2017, certain student accounts were forgiven as part of the FTC settlement discussed in “Note 4: Regulatory Settlements” and “Note 16: Commitments and Contingencies.” These write-offs resulted in a $24.2 million reduction in the reserve balance.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income (Loss), for years ended June 30, 2017, 2016 and 2015 were $40.3 million, $35.5 million and $47.6 million, respectively.

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of June 30, 2017 and 2016, the net balance of capitalized internal-use software development costs was $11.8 million and $18.3 million, respectively.

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

Business Combinations, Intangible Assets and Goodwill

Intangible assets relate mainly to acquired business operations (see “Note 10: Business Combinations”). These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2017. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. See “Note 11: Intangible Assets” for results of Adtalem’s required impairment analysis of its intangible assets and goodwill.

Intangible assets with finite lives are amortized over their expected economic lives. These lives range from 1 to 18 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In fiscal years 2017, 2016 and 2015, management consolidated operations at DeVry University, Carrington, the administrative support operations of the medical and veterinary schools and Adtalem’s home office. These decisions resulted in pre-tax accelerated depreciation and write-offs on leasehold improvements and equipment of $8.0 million, $13.7 million and $4.3 million during the years ended June 30, 2017, 2016 and 2015, respectively. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss) (see “Note 12: Restructuring Charges”). For a discussion of the impairment review of goodwill and intangible assets see “Note 11: Intangible Assets.”

Perkins Program Fund

DeVry University is required under U.S. federal aid program regulations to make contributions to the Federal Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal government contributions were received in fiscal years 2017, 2016 and 2015. Adtalem carries its investment in such contributions at original value, net of allowances for expected losses on loan collections of $2.6 million at each of June 30, 2017 and 2016. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal government contributions to this revolving loan program do not belong to Adtalem and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and DeVry University to satisfy their respective cumulative contributions to the fund. The authorization of the Federal Perkins Student Loan Program is scheduled to expire on September 30, 2017.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Marketable Securities and Investments (see “Note 7: Fair Value Measurements”), Restricted Cash, Accounts Receivable, Net, Accounts Payable, Accrued Expenses and Deferred Revenue approximates fair value because of the immediate or short-term maturity of these financial instruments. Adtalem’s long-term debt (see “Note 14: Debt”) bears interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of Adtalem’s long-term debt approximates fair value.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the years ended June 30, 2017, 2016 and 2015 were not material.

Income Taxes

Adtalem accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Adtalem also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Adtalem’s deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Adtalem measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which Adtalem expects to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. Adtalem reduces its net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions Adtalem has taken.

Adtalem’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes so long as such earnings are not repatriated, as discussed below. Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

Adtalem intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and Adtalem Brazil, and pursue other business opportunities outside the U.S.

Noncontrolling Interest

Adtalem currently maintains a 97.9% ownership interest in Adtalem Brazil with the remaining 2.1% owned by members of the current Adtalem Brazil senior management group. The adjustment to increase or decrease the Adtalem Brazil noncontrolling interest each reporting period for its proportionate share of Adtalem Brazil’s profit or loss flows through the Consolidated Statements of Income (Loss) based on Adtalem’s noncontrolling interest accounting policy.

In July 2015, Adtalem purchased additional Adtalem Brazil stock from the Adtalem Brazil management group. Since July 1, 2015, Adtalem has had the right to exercise a call option and purchase any remaining Adtalem Brazil stock from Adtalem Brazil management. Likewise, Adtalem Brazil management has had the right to exercise a put option and sell its remaining ownership interest in Adtalem Brazil to Adtalem. Since the put option is out of the control of Adtalem, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the Consolidated Balance Sheets.

The Adtalem Brazil management put option is being accreted to its redemption value in accordance with the terms of the related stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded in retained earnings in accordance with GAAP.

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Year Ended June 30,
	2017	2016
Balance at Beginning of Period	$5,112	$9,620
Net Income Attributable to Noncontrolling Interest	997	410
Payment for Purchase of Noncontrolling Interest of Subsidiary	-	(3,114)
Increase (Decrease) in Redemption Value of Noncontrolling Interest Put Option	176	(1,804)
Balance at End of Period	$6,285	$5,112

Earnings per Common Share

Basic earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income attributable to Adtalem by the weighted average number of shares assuming dilution. As required by GAAP, because fiscal year 2016 resulted in a net loss, diluted earnings per share was computed by dividing the net loss attributable to Adtalem by the weighted average number of basic shares. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 1,682,000, 2,803,000 and 1,189,000 shares of common stock for fiscal years 2017, 2016 and 2015, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	June 30,
	2017	2016	2015
Weighted Average Shares Outstanding	62,656	63,254	63,772
Unvested Participating RSUs	843	782	774
Basic Shares	63,499	64,036	64,546
Effect of Dilutive Stock Options	520	335	731
Diluted Shares	64,019	64,371	65,277

Treasury Stock

Adtalem’s Board of Directors (the “Board”) has authorized share repurchase programs on ten occasions (see “Note 9: Dividends and Share Repurchase Programs”). The tenth share repurchase program was approved on February 16, 2017 and commenced in February 2017. Shares that are repurchased by Adtalem are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to Adtalem under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the Adtalem Stock Incentive Plans (see “Note 6: Stock-Based Compensation”). In addition, shares of its common stock are delivered back to Adtalem for payment of withholding taxes from employees for vesting RSUs. These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

Treasury shares are reissued on a monthly basis, at market value, to the Adtalem Colleague Stock Purchase Plan in exchange for employee payroll deductions. When treasury shares are reissued, Adtalem uses an average cost method to reduce the Treasury Stock balance. Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein, otherwise such losses are charged to Retained Earnings.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate. If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that Adtalem records may differ significantly from what was recorded in previous periods.

The fair value of share-based awards, including those with performance conditions, are measured as of the grant date. The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period. Share-based compensation expense is amortized for the estimated number of shares expected to vest. The estimated number of shares that will vest is based on management’s determination of the probable outcome of the performance conditions, which may require considerable judgment. Adtalem records a cumulative adjustment to share-based compensation expense in periods when the estimate of the number of shares expected to vest changes. Expense is recognized to reflect the actual vested shares following the resolution of the performance conditions.

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment, primarily at Adtalem Brazil, and unrealized gains on available-for-sale marketable securities, net of the effects of income taxes.

The Accumulated Other Comprehensive Loss balance at June 30, 2017 consists of $59.4 million of cumulative translation losses ($58.1 million attributable to Adtalem and $1.3 million attributable to noncontrolling interest) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem. At June 30, 2016, this balance consisted of $42.6 million of cumulative translation losses ($41.7 million attributable to Adtalem and $0.9 million attributable to noncontrolling interest) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to Adtalem.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $209.9 million, $227.2 million and $264.2 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Restructuring Charges

Adtalem’s financial statements include charges related to severance and related benefits for reductions in staff. These charges also include early lease termination or cease-of-use costs and accelerated depreciation and gains and losses on disposals of property and equipment related to campus and administrative office consolidations (see “Note 12: Restructuring Charges”).

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04: “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This guidance was issued to simplify the goodwill impairment test by eliminating Step 2. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments should be adopted for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In the fourth quarter of fiscal year 2017, we adopted this guidance, which had no impact on current year financial reporting.

In November 2016, FASB issued ASU No. 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance was issued to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments will require that the statement of cash flows explain the change during the period in total cash, cash equivalents and restricted cash. Changes in the restricted cash balance will no longer be included as cash provided by or used in operating activities since these balances will now be included in the beginning and ending balances of cash in the statement of cash flows. The amendments are effective for the financial statements issued for fiscal years after December 15, 2017, and interim periods within those fiscal years. In the fourth quarter of fiscal year 2017, we retrospectively adopted this guidance. See “Reclassifications” section below within this footnote, which discusses the disclosure impact to the Consolidated Statement of Cash Flows.

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

In June 2016, FASB issued ASU No. 2016-13: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance was issued to provide financial statement users with more decision-useful information about the expected losses on financial instruments by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses by requiring a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management is evaluating the impact the guidance will have on Adtalem’s Consolidated Financial Statements.

In March 2016, FASB issued ASU No. 2016-09: “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This guidance was issued to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We will adopt ASU No. 2016-09 in the first quarter of fiscal year 2018. Excess tax benefits and tax deficiencies will no longer be recorded to additional paid-in capital, but rather to income tax expense or benefit in the income statement, which may increase volatility in the income statement. An accounting policy election exists to account for forfeitures as they occur. Also, adoption will require changes to classification of certain stock-based compensation transactions on the statement of cash flows. The cash outflow from employee taxes paid when shares are withheld by the employer will be reclassified from operating activities to financing activities on the statement of cash flows. These changes are not expected to have a significant impact on Adtalem’s Consolidated Financial Statements.

In February 2016, FASB issued ASU No. 2016-02: “Leases (Topic 842).” This guidance was issued to increase transparency and comparability among organizations by recognizing right-to-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management is evaluating the impact the guidance will have on Adtalem’s Consolidated Financial Statements and believes the adoption will impact the Consolidated Balance Sheet with significant increases in assets and liabilities.

In January 2016, FASB issued ASU No. 2016-01: “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The guidance eliminates the classification of equity securities into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance will require Adtalem to record the changes in the fair value of its available-for-sale equity investments through net income. Management anticipates the adoption will not have a significant impact on Adtalem’s Consolidated Financial Statements.

In September 2015, FASB issued ASU No. 2015-16: “Business Combinations (Topic 805): Simplifying Accounting for Measurement-Period Adjustments.” This guidance was issued to simplify the accounting for provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and where the provisional amounts have been adjusted during the measurement period. The amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance requires Adtalem to record and disclose measurement-period adjustments for business combinations as a period adjustment as opposed to a retroactive adjustment to the opening balance sheet of the acquired entity. The guidance is effective for Adtalem’s current fiscal year and has had no impact on current year financial reporting.

In May 2014, FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. Adtalem will implement this guidance effective July 1, 2018 using the retrospective approach. Management has assessed Adtalem’s revenue recognition policies and procedures, and based on the analysis performed to date, anticipates the adoption will not have a significant impact on Adtalem’s Consolidated Financial Statements.

Reclassifications

Beginning in the third quarter of fiscal year 2017, we changed our reportable segments as described in “Note 17: Segment Information.” Prior period amounts have been reclassified to conform to the current reportable segment presentation within the Notes to Consolidated Financial Statements.

In the fourth quarter of fiscal year 2017, we retrospectively adopted ASU 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” Therefore, we changed line items on the Consolidated Statements of Cash Flows for the year ended June 30, 2016 and 2015 as follows:

	Year Ended June 30,
	2016	2015
Net Cash Provided by Operating Activities:
Previously Reported	$231,569	$203,107
Adjustment	(3,560)	2,396
As Reported	$228,009	$205,503

Net Decrease in Cash, Cash Equivalents and Restricted Cash:
Previously Reported	$(44,858)	$(5,166)
Adjustment	(3,560)	2,396
As Reported	$(48,418)	$(2,770)

Cash, Cash Equivalents and Restricted Cash at End of Year:
Previously Reported	$308,164	$353,022
Adjustment	7,183	10,743
As Reported	$315,347	$363,765

NOTE 6: STOCK-BASED COMPENSATION

Adtalem maintains three stock-based incentive plans: the 2003 Stock Incentive Plan, the Amended and Restated Incentive Plan of 2005 and the Second Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of Adtalem’s common stock. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the granting of stock appreciation rights, RSUs, performance based RSUs and other stock and cash-based compensation. Although options remain outstanding under the 2003 and 2005 incentive plans, no further stock-based grants will be issued from these plans. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board. Options are granted for terms of up to ten years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

At June 30, 2017, 6,276,535 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the fiscal year ended June 30, 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2016	3,574,336	$32.79
Options Granted	397,700	23.78
Options Exercised	(1,127,064)	24.95
Options Forfeited	(9,310)	30.55
Options Expired	(40,812)	32.77
Outstanding at June 30, 2017	2,794,850	34.68	5.43	$19,915
Exercisable at June 30, 2017	1,866,327	$39.57	3.86	$7,283

The following is a summary of stock appreciation rights activity for the fiscal year ended June 30, 2017:

			Weighted
	Number of	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2016	118,065	$42.74
Rights Granted	-	-
Rights Exercised	(18,565)	30.41
Rights Canceled	-	-
Outstanding at June 30, 2017	99,500	45.04	0.42	$-
Exercisable at June 30, 2017	99,500	$45.04	0.42	$-

The total intrinsic value of options exercised for the fiscal years ended 2017, 2016 and 2015 was $6.2 million, $0.1 million and $5.4 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during fiscal years 2017, 2016 and 2015 was $9.09, $8.85 and $17.94, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted average assumptions:

	Fiscal Year
	2017	2016	2015
Expected Life (in Years)	6.88	6.78	6.73
Expected Volatility	42.41%	41.35%	42.04%
Risk-free Interest Rate	1.41%	1.85%	2.03%
Dividend Yield	1.19%	1.01%	1.03%
Pre-vesting Forfeiture Rate	10.00%	3.00%	3.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. Adtalem’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant and Adtalem’s long-term historical volatility. The pre-vesting stock option forfeiture rate is based on Adtalem’s historical stock option forfeiture experience. The main driver for the increased pre-vesting forfeiture rate is the change in the business environment at Adtalem and its institutions, which has resulted in increased turnover in executive management.

If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that Adtalem records may differ significantly from what was recorded in previous periods.

During fiscal year 2017, Adtalem granted 649,420 RSUs to selected employees and directors. Of these, 223,230 are performance-based RSUs and 426,190 were non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based, academic goals, when a minimum level of Adtalem earnings before interest, taxes, depreciation and amortization (“EBITDA”) or return on invested capital (“ROIC”) is attained. Non-performance-based RSUs are subject to restrictions, which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem or upon retirement. During the restriction period, the recipient of the non-performance based RSUs has the right to receive dividend equivalents. This right does not pertain to performance-based RSUs. The following is a summary of RSU activity for the year ended June 30, 2017:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Nonvested at July 1, 2016	1,139,350	$27.78
RSUs Granted	649,420	23.92
RSUs Vested	(387,171)	26.97
RSUs Forfeited	(121,932)	27.00
Nonvested at June 30, 2017	1,279,667	$26.14

The weighted average estimated grant date fair value of RSUs granted at market price under Adtalem’s stock-based incentive plans during fiscal years 2017, 2016 and 2015 was $23.92, $24.41 and $42.99, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	Year Ended June 30,
	2017	2016	2015
Cost of Educational Services	$5,312	$5,617	$5,581
Student Services and Administrative Expense	11,288	16,751	11,859
	16,600	22,368	17,440
Income Tax Benefit	(5,819)	(8,564)	(6,307)
Net Stock-Based Compensation Expense	$10,781	$13,804	$11,133

As of June 30, 2017, $18.6 million of total pre-tax unrecognized stock-based compensation expense related to nonvested grants is expected to be recognized over a weighted average period of 2.3 years. The total fair value of options and RSUs vested during the years ended June 30, 2017, 2016 and 2015 was approximately $13.9 million, $21.7 million and $18.3 million, respectively.

There was no capitalized stock-based compensation cost at each of June 30, 2017 and 2016.

Adtalem has an established practice of issuing new shares of common stock to satisfy stock-based grant exercises. However, Adtalem also may issue treasury shares to satisfy stock-based grant exercises under certain of its stock-based incentive plans.

NOTE 7: FAIR VALUE MEASUREMENTS

Adtalem has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a nonrecurring basis include goodwill, intangible assets and assets of businesses where the long-term value of the operations have been impaired.

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

When available, Adtalem uses quoted market prices to determine fair value, and such measurements are classified within Level 1. In some cases where market prices are not available, Adtalem makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates and yield curves. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2017. See “Note 11: Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington co-located campus in Pomona, California, which met criteria to be classified as an asset held for sale. This required a write-down of the assets to fair market value less costs to sell. The building is being marketed to prospective buyers and is available for immediate sale, which is likely to occur within one year. We used significant unobservable inputs (Level 3) in our analysis, including third party offers received to acquire the building. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. As a result, Land, Building and Equipment Held for Sale, Net of $11.3 million was recorded on the Consolidated Balance Sheet at June 30, 2017 and a $4.8 million pre-tax Loss on Assets Held for Sale was recorded in the Consolidated Statement of Income for the year ended June 30, 2017. See “Note 3: Assets Held for Sale” for further discussion.

The following table presents Adtalem's assets and liabilities at June 30, 2017, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$241,979	$-	$-
Available-for-Sale Investments:	4,013
Marketable Securities, short-term		-	-
Institutional Loans Receivable, Net	-	47,418	-
Deferred Acquisition Obligations	-	26,590	-
FIES Receivable	-	22,860	-
Total Financial Assets at Fair Value	$245,992	$96,868	$-

The following table presents Adtalem's assets and liabilities at June 30, 2016, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

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

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets, Net on the Consolidated Balance Sheets as of June 30, 2017 and 2016 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 8: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $14.8 million and $7.7 million were classified as Accrued Expenses in the Consolidated Balance Sheets at June 30, 2017 and 2016, respectively, and $11.8 million and $24.4 million were classified as Deferred Rent and Other Liabilities on the Consolidated Balance Sheets at June 30, 2017 and 2016, respectively.

The fair value of Adtalem Brazil’s receivable under Brazil’s FIES public loan program included in Accounts Receivable, Net on the Consolidated Balance Sheet as of June 30, 2017 and in Other Assets, Net on the Consolidated Balance Sheet as of June 30, 2016 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of June 30, 2016, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 8: FINANCING RECEIVABLES

Adtalem’s institutional loan programs are available to students at its Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington institutions. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain, DeVry University and Carrington require that students begin repaying loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay and reduce the possibility of over borrowing and to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker with an 18-month term loan program.

Reserves for uncollectible loans are determined by analyzing the current aging of institutional loans and historical loss rates of loans at each institution. Management performs this analysis periodically throughout the year. Since all of Adtalem’s financing receivables are generated through the extension of credit to fund educational costs, all such receivables are considered part of the same loan portfolio.

The following table details the institutional loan balances along with the related allowances for credit losses as of June 30, 2017 and 2016 (in thousands).

	June 30,
	2017		2016
Gross Institutional Loans		$59,489		$69,825
Allowance for Credit Losses:
Balance at July 1	$(20,800)		$(20,630)
Charge-offs and Adjustments	17,949		7,388
Recoveries	(573)		(461)
Additional Provision	(8,647)		(7,097)
Balance at End of Period		(12,071)		(20,800)
Net Institutional Loans		$47,418		$49,025

During the second quarter of fiscal year 2017, certain institutional loan balances were forgiven as part of the FTC settlement as discussed in “Note 4: Regulatory Settlements” and “Note 16: Commitments and Contingencies.” The amounts related to this settlement were $17.5 million in active outstanding balances, which carried related allowance for credit loss reserves of $13.4 million. Also forgiven were $12.9 million of inactive loan balances and accrued interest, which had previously been removed from the Net Institutional Loans balance.

Of the net balances above, $20.8 million and $21.7 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at June 30, 2017 and 2016, respectively, and $26.6 million and $27.3 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at June 30, 2017 and 2016, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and analysis of past due institutional loans as of June 30, 2017 and 2016 (in thousands).

	June 30,
	2017	2016
Institutional Loans:
Performing	$48,731	$50,045
Nonperforming	10,758	19,780
Total Institutional Loans	$59,489	$69,825

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Loans
Institutional Loans:
June 30, 2017	$7,538	$2,234	$651	$10,758	$21,181	$38,308	$59,489
June 30, 2016	$8,038	$1,512	$924	$19,780	$30,254	$39,571	$69,825

Loans are considered nonperforming if they are more than 120 days past due. At June 30, 2017, nonperforming loans totaled $10.8 million, of which $10.7 million had a specific allowance for credit losses. At June 30, 2016, nonperforming loans totaled $19.8 million, of which $19.7 million had a specific allowance for credit losses.

NOTE 9: DIVIDENDS AND STOCK REPURCHASE PROGRAMS

During fiscal years 2017 and 2016, Adtalem’s Board of Directors declared the following cash dividends:

				Total Dividend
			Dividend	Amount
Declaration Date	Record Date	Payment Date	Per Share	(in thousands)
November 5, 2015	December 4, 2015	December 23, 2015	$0.18	$11,563
May 11, 2016	June 3, 2016	June 24, 2016	$0.18	$11,414
November 14, 2016	December 2, 2016	December 22, 2016	$0.18	$11,414

On February 16, 2017, the Board determined to discontinue cash dividends. Future dividends will be at the discretion of the Board.

Adtalem has repurchased shares under the following programs as of June 30, 2017:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,672,250	36.6
February 16, 2017	785,296	28.0
Totals	15,317,059	$562.3

On December 15, 2015, the Board authorized Adtalem’s ninth share repurchase program, which allowed Adtalem to repurchase up to $100 million of its common stock through December 31, 2017. A total of 802,948 shares were repurchased during the year ended June 30, 2017 under the ninth share repurchase program for an aggregate of $20.5 million. On February 16, 2017, the Board terminated the ninth share repurchase program and authorized Adtalem’s tenth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2020. A total of 785,296 shares were repurchased during the year ended June 30, 2017 under the tenth share repurchase program for an aggregate of $28.0 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 10: BUSINESS COMBINATIONS

Association of Certified Anti-Money Laundering Specialists

On July 1, 2016, Becker completed the acquisition of 100% of the stock of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”) for $330.6 million, net of cash of $23.5 million. The payment for this purchase was made in the first quarter of fiscal year 2017, and was funded with available domestic cash balances and $175 million in borrowings under Adtalem’s revolving credit facility. ACAMS is the largest international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Becker’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

The operations of ACAMS are included in Adtalem’s Professional Education segment. The results of ACAMS’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

July 1, 2016
Current Assets	$24,895
Property and Equipment	432
Other Long-term Assets	3,131
Intangible Assets	88,600
Goodwill	274,689
Total Assets Acquired	391,747
Liabilities Assumed	37,619
Net Assets Acquired	$354,128

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Becker reporting unit, which is classified within the Professional Education segment. The goodwill balance changed from that reported at March 31, 2017 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include ACAMS’s strategic fit into Becker’s expanding presence in professional education, the reputation of the ACAMS brand as a leader in the industry and potential future growth opportunity. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $88.6 million of acquired intangible assets, $39.9 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The values and estimated useful lives by asset type are as follows (in thousands):

	July 1, 2016
	Value Assigned	Estimated Useful Life
Customer Relationships	$42,500	10 years
Curriculum	5,000	3 years
Non-compete Agreements	700	1 year
Proprietary Technology	500	4 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade de Imperatriz

On June 1, 2016, Adtalem Brazil completed the acquisition of Faculdade de Imperatriz (“Facimp”). Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $6.8 million in cash, in exchange for 100% of the stock of Facimp. Approximately $3.5 million of payments were made in the fourth quarter of fiscal year 2016, with additional aggregate payments of approximately $3.3 million required over the succeeding four years. Facimp serves approximately 2,000 students in the city of Imperatriz, and offers undergraduate programs such as a business, accounting, economics, law, nursing, pharmacy, dentistry, pedagogy, systems information and marketing. The acquisition of Facimp further expands Adtalem Brazil’s presence in the northeast areas of the country.

The operations of Facimp are included in Adtalem’s Technology and Business segment. The results of Facimp’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

June 1, 2016
Current Assets	$1,626
Property and Equipment	291
Other Long-term Assets	481
Intangible Assets	2,652
Goodwill	4,516
Total Assets Acquired	9,566
Liabilities Assumed	2,756
Net Assets Acquired	$6,810

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Adtalem Brazil reporting unit, which is classified within the Technology and Business segment. The goodwill balance changed from that reported at March 31, 2017 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include Facimp’s strategic fit into Adtalem’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $2.7 million of acquired intangible assets, $2.1 million was assigned to Accreditations and $0.5 million was assigned to Trade Names. None of the acquired intangible assets were determined to be subject to amortization.

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Grupo Ibmec Educacional S.A.

On December 15, 2015, Adtalem Brazil completed the acquisition of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”). Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $191.0 million in cash, in exchange for 100% of the stock of Grupo Ibmec. Approximately $180.5 million of payments were made in the second quarter of fiscal year 2016, with additional aggregate payments of approximately $10.5 million required over the succeeding six years. Grupo Ibmec is a nationally recognized educational institution and has been widely-known for its academic excellence for more than 40 years. Grupo Ibmec serves more than 15,000 undergraduate and graduate students onsite and online throughout Brazil. The acquisition of Grupo Ibmec continues the process of expanding Adtalem’s presence in Brazil.

The operations of Grupo Ibmec are included in Adtalem’s Technology and Business segment. The results of Grupo Ibmec’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

December 15, 2015
Current Assets	$27,615
Property and Equipment	17,968
Other Long-term Assets	2,639
Intangible Assets	59,275
Goodwill	107,888
Total Assets Acquired	215,385
Liabilities Assumed	24,423
Net Assets Acquired	$190,962

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Adtalem Brazil reporting unit, which is classified within the Technology and Business segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Grupo Ibmec’s strategic fit into Adtalem’s expanding presence in Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $59.3 million of acquired intangible assets, $34.7 million was assigned to Accreditations and $18.4 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of five years. The values and estimated useful lives by asset type are as follows (in thousands):

	December 15, 2015
	Value Assigned	Estimated Useful Life
Student Relationships	$4,360	5 years
Curriculum	1,821	5 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

NOTE 11: INTANGIBLE ASSETS

Intangible assets relate mainly to acquired business operations. These assets consist of the acquisition fair value of certain identifiable intangible assets acquired and goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Intangible assets consist of the following (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$12,459	$(9,323)	5 Years
Customer Relationships	42,900	(4,923)	10 Years
Non-compete Agreements	700	(665)	1 Year
Curriculum/Software	7,147	(2,329)	4 Years
Franchise Contracts	10,615	(1,425)	18 Years
Clinical Agreements	393	(104)	15 Years
Trade Names	1,145	(945)	10 Years
Proprietary Technology	500	(125)	4 Years
Total	$75,859	$(19,839)
Indefinite-Lived Intangible Assets:
Trade Names	$109,519
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	97,179
Total	$357,783

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$14,530	$(7,150)
Customer Relationships	400	(170)
Non-compete Agreements	940	(799)
Curriculum/Software	4,038	(1,914)
Franchise Contracts	10,968	(863)
Clinical Agreements	406	(81)
Trade Names	1,183	(858)
Total	$32,465	$(11,835)
Indefinite-Lived Intangible Assets:
Trade Names	$70,731
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	100,410
Total	$322,226

Amortization expense for amortized intangible assets was $11.2 million, $5.4 million and $4.1 million for the years ended June 30, 2017, 2016 and 2015, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, and in the aggregate, by reporting unit, is as follows (in thousands):

Fiscal Year	Adtalem Brazil	Becker	Total
2018	$2,866	$6,501	$9,367
2019	2,060	6,422	8,482
2020	1,451	4,671	6,122
2021	908	4,440	5,348
2022	616	4,300	4,916
Thereafter	6,399	15,386	21,785

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

Indefinite-lived intangible assets related to trade names, trademarks, Title IV eligibility, accreditations and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. Adtalem has six reporting units, which contained goodwill as of the fourth quarter of fiscal year 2017. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all six reporting units (Step 0), it was determined that for five of the reporting units, a Step 1 impairment analysis was not necessary to determine if the carrying values of the reporting unit exceeded their fair values as of the May 31, 2017 annual impairment review date. For the DeVry University reporting unit, continued enrollment declines, forecasted results and the general business environment surrounding their operations required a Step 1 analysis.

For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the seven reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In calculating fair value, Adtalem uses various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV eligibility and a discounted cash flow model for accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. In qualitatively assessing the indefinite-lived intangible assets of the seven reporting units, it was determined that for six of the seven reporting units, it was more likely than not that these assets’ fair values exceeded their carrying values as of the May 31, 2017 annual impairment review date. For the DeVry University reporting unit, the qualitative assessment required further quantitative analysis.

Based on the May 31, 2017 impairment review, DeVry University’s current and forecasted profitability is sufficient to maintain a fair value greater than its carrying value. The fair value of this reporting unit exceeded its carrying value by 36% as of the May 31, 2017 valuation date using a discount rate of 15.8%. The discount rate utilized takes into account management’s assumptions on growth rates and risk, both institution specific and macroeconomic, inherent in that reporting unit. An increase of 100 basis points in the discount rate used in the fourth quarter impairment analysis would result in a fair value exceeding carrying value by 12%. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of Adtalem’s sustained operations. If the carrying value of goodwill exceeds the fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized. Also, based on the quantitative analysis of the DeVry University indefinite-lived intangible asset, the fair value of this assets exceeds its carrying value by more than 100%. In determining the fair value of the indefinite-lived intangible asset, a discount rate of 15.8% was utilized. The intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing the reporting unit. DeVry University has been able to adjust operating expenses to offset in excess of 90% of the revenue declines experienced over the last several years. This has resulted in positive cash flows sufficient to produce a fair value in excess of the carrying value of this reporting unit. Management monitors enrollment and financial performance of the reporting unit. Should management not be able to adjust costs to offset future declines in student enrollment and revenue, resulting in financial performance that is significantly below management expectations, the carrying value of this reporting unit may exceed its fair value, and goodwill and indefinite-lived intangible assets could be impaired. Also, regulatory changes and the outcome of legal or regulatory actions could have a material adverse effect on the financial condition, results of operations and cash flows of DeVry University and impose significant restrictions on the ability of DeVry University to operate. These scenarios could require a write-off of up to $23.8 million of indefinite-lived intangible assets and goodwill.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates, which could lead to additional impairments of intangible assets.

At June 30, 2017, intangible assets from business combinations totaled $413.8 million and goodwill totaled $851.3 million. Together, these assets equaled approximately 55% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

Reporting Unit	June 30, 2017	June 30, 2016
Chamberlain	$4,716	$4,716
AUC	68,321	68,321
RUSM and RUSVM	237,173	237,173
Becker	306,653	32,043
Adtalem Brazil	212,223	223,558
DeVry University	22,196	22,196
Total	$851,282	$588,007

The table below summarizes goodwill balances by reporting segment (in thousands):

Reporting Segment	June 30, 2017	June 30, 2016
Medical and Healthcare	$310,210	$310,210
Professional Education	306,653	32,043
Technology and Business	212,223	223,558
U.S. Traditional Postsecondary	22,196	22,196
Total	$851,282	$588,007

The table below summarizes the changes in the carrying amount of goodwill, by segment (in thousands):

				U.S. Traditional Postsecondary
	Medical		Technology		Accumulated
	and	Professional	and		Impairment
	Healthcare	Education	Business	Gross	Losses	Total
Balance at June 30, 2014	$310,210	$33,217	$55,472	$207,913	$(86,933)	$519,879
Acquisitions	-	-	55,915	-	-	55,915
Foreign exchange rate changes	-	(420)	(23,045)	-	-	(23,465)
Balance at June 30, 2015	310,210	32,797	88,342	207,913	(86,933)	552,329
Purchase Accounting Adjustments	-	-	4,575	-	-	4,575
Acquisitions	-	-	116,007	-	-	116,007
Impairments	-	-	-	-	(98,784)	(98,784)
Foreign exchange rate changes	-	(754)	14,634	-	-	13,880
Balance at June 30, 2016	310,210	32,043	223,558	207,913	(185,717)	588,007
Purchase Accounting Adjustments	-	-	(3,603)	-	-	(3,603)
Acquisitions	-	274,689	-	-	-	274,689
Foreign exchange rate changes	-	(79)	(7,732)	-	-	(7,811)
Balance at June 30, 2017	$310,210	$306,653	$212,223	$207,913	$(185,717)	$851,282

The increase in the goodwill balance from June 30, 2016 in the Professional Education segment is the result of the addition of $274.7 million with the acquisition of ACAMS. The increase was partially offset by a change in the value of the British Sterling Pound compared to the U.S. dollar. Since Becker Europe goodwill is recorded in local currency, fluctuations in the value of the British Sterling Pound in relation to the U.S. dollar will cause changes in the balance of this asset. The decrease in the goodwill balance from June 30, 2016 in the Technology and Business segment is the result of a change in the value of the Brazilian Real compared to the U.S. dollar. Since Adtalem Brazil goodwill is recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

Reporting Segment	June 30, 2017	June 30, 2016
Medical and Healthcare	$137,500	$137,500
Professional Education	67,812	27,912
Technology and Business	130,626	134,969
U.S. Traditional Postsecondary	21,845	21,845
Total	$357,783	$322,226

Total indefinite-lived intangible assets increased by $35.6 million from June 30, 2016. The increase is the result of the addition of $39.9 million with the acquisition of ACAMS. The increase was partially offset by a change in the value of the Brazilian Real compared to the U.S. dollar. Since Adtalem Brazil intangible assets are recorded in the local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 12: RESTRUCTURING CHARGES

During fiscal year 2017 and 2016, Adtalem recorded restructuring charges related to real estate consolidations and reductions in force (“RIF”) at DeVry University, Carrington and at Adtalem’s home office, and the wind-down of the administrative support operations of the medical and veterinary schools. Adtalem’s home office is classified as “Home Office and Other” in “Note 17: Segment Information” to the Consolidated Financial Statements. RIF charges, which reduced Adtalem workforce by 332 and 761 total positions in the fiscal years 2017 and 2016, respectively, represented severance pay and benefits for these employees. Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2017			Year Ended June 30, 2016
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$1,884	$698	$2,582	$665	$-	$665
Professional Education	-	-	-	1,183	-	1,183
U.S. Traditional Postsecondary	12,538	4,315	16,853	48,244	23,614	71,858
Home Office and Other	7,858	2,532	10,390	-	519	519
Total	$22,280	$7,545	$29,825	$50,092	$24,133	$74,225

The following table summarizes the separation and restructuring plan activity for the fiscal years 2017 and 2016, for which cash payments are required (in thousands):

Liability balance at June 30, 2015	$26,992
Increase in liability (separation and other charges)	67,495
Reduction in liability (payments and adjustments)	(46,264)
Liability balance at June 30, 2016	48,223
Increase in liability (separation and other charges)	27,620
Reduction in liability (payments and adjustments)	(29,728)
Liability balance at June 30, 2017	$46,115

Of this liability balance, $15.4 million is recorded as Accrued Expenses and $30.7 million is recorded as Deferred Rent and Other Liabilities on the Consolidated Balance Sheet at June 30, 2017. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from Adtalem or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges, which may be paid out for periods of up to 8 years.

NOTE 13: INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
U.S.	$(10,419)	$(131,615)	$33,693
Foreign	144,813	114,317	119,967
Total	$134,394	$(17,298)	$153,660

The income tax provisions (benefit) related to the above results are as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Income Tax Provision (Benefit):
Current Tax Provision
U.S. Federal	$(2,222)	$20,226	$10,146
State and Local	2,458	4,295	2,756
Foreign	3,777	2,685	2,602
Total Current	4,013	27,206	15,504
Deferred Tax Provision (Benefit):
U.S. Federal	43	(40,457)	(45)
State and Local	1,285	(5,441)	(486)
Foreign	5,079	4,150	3,564
Total Deferred	6,407	(41,748)	3,033
Income Tax Provision (Benefit)	$10,420	$(14,542)	$18,537

The income tax provisions (benefit) differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (in thousands):

	Year Ended June 30,
	2017		2016		2015
Income Tax at Statutory Rate	$47,038	35.0%	$(6,054)	35.0%	$53,787	35.0%
Lower Rates on Foreign Operations	(42,911)	(31.9)%	(33,213)	192.0%	(36,428)	(23.7)%
State Income Taxes	1,063	0.8%	(1,012)	5.9%	2,320	1.5%
Nondeductible Tax Items	3,686	2.8%	2,080	(12.0)%	953	0.6%
Nondeductible Goodwill	-	0.0%	23,957	(138.5)%	-	0.0%
Other	1,544	1.1%	(300)	1.7%	(2,095)	(1.3)%
Income Tax Provision (Benefit)	$10,420	7.8%	$(14,542)	84.1%	$18,537	12.1%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. These assets and liabilities are composed of the following (in thousands):

	Year Ended June 30,
	2017	2016	2015
Loss and Credit Carryforwards, Net	$37,569	$24,213	$21,544
Employee Benefits	19,758	17,820	17,852
Stock-Based Payments	18,130	21,239	17,136
Deferred Rent	17,588	22,135	24,102
Receivable Reserve	13,140	20,158	20,043
Restructuring Reserve	16,484	18,820	8,903
Other Reserves	6,701	3,978	3,519
Less: Valuation Allowance	(9,456)	(8,624)	(10,552)
Gross Deferred Tax Assets	119,914	119,739	102,547
Depreciation	(11,730)	(24,217)	(25,860)
Amortization of Intangible Assets	(109,124)	(72,850)	(91,321)
Gross Deferred Tax Liability	(120,854)	(97,067)	(117,181)
Net Deferred Taxes	$(940)	$22,672	$(14,634)

As of June 30, 2017, Adtalem has $32.1 million of gross federal net operating loss carryforwards, $152.9 million of gross, post apportioned state net operating loss carryforwards, and $56.4 million of foreign net operating loss carryforwards in Brazil, St. Maarten and other jurisdictions.

Adtalem has the following tax net operating loss (tax effected) and credit carryforwards as of June 30, 2017:

	June 30,	Years of Expiration
	2017	Beginning	Ending
U.S. Net Operating Loss Carryforwards	$11,246	2037	2037
U.S. Credit Carryforwards	271	2027	2027
State Net Operating Loss Carryforwards	6,772	2018	2037
State Credit Carryforwards	7,020	2018	2027
Foreign Net Operating Loss Carryforwards	6,032	2021	2037
Foreign Net Operating Loss Carryforwards	6,228	No Expiration
Gross Deferred Tax Assets	$37,569

Adtalem’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was approximately $9.5 million as of June 30, 2017 and $8.6 million as of June 30, 2016 for other foreign and state net operating loss and state tax credit carryforwards.

Based on Adtalem’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

Adtalem has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is Adtalem’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the U.S. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes, and under current laws, will not be subject to U.S. taxation. As of June 30, 2017 and 2016, cumulative undistributed earnings attributable to international operations were approximately $1,038.5 million and $891.3 million, respectively. Although our current expectation is to not repatriate the aforementioned amount, the estimated income tax liability at current exchange rates and net of available foreign tax credits that would arise if these earnings were distributed to the U.S. is in the range of approximately $340 million to $360 million. This estimate is based on the assumptions that we would be required to distribute the entire amount of earnings as of June 30, 2017 and there are no local country tax restrictions on making such distributions.

The effective tax rate was 7.8% for fiscal year 2017 compared to 84.1% for the prior year. The tax rate for fiscal year 2017 was impacted by the regulatory settlements in the second quarter of fiscal year 2017, discussed in “Note 4: Regulatory Settlements.” The effective tax rate excluding the settlements was 16.6% for fiscal year 2017 compared to 12.1% excluding impairment charges for fiscal year 2016. Significant domestic restructuring charges, which were deductible for tax purposes, occurred in both fiscal years 2017 and 2016 favorably impacted the effective tax rates.

As of June 30, 2017 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $7.9 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.7 million as of June 30, 2017. As of June 30, 2016, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of benefits, was $7.5 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5.7 million as of June 30, 2016.

We expect that our unrecognized tax benefits will decrease during the next 12 months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to be approximately $3.9 million. Adtalem classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2017, 2016, and 2015 was $2.0 million, $1.6 million and $1.5 million, respectively. Interest and penalties recognized during the years ended June 30, 2017, 2016, and 2015 were $0.4 million, $0.2 million and $0.1 million, respectively. The changes in our unrecognized tax benefits were (in thousands):

	Year Ended June 30,
	2017	2016	2015
Beginning Balance, July 1	$7,497	$8,475	$9,135
Increases from Positions Taken During Prior Periods	1,397	346	3,089
Decreases from Positions Taken During Prior Periods	(1,445)	(1,716)	(4,352)
Increases from Positions Taken During the Current Period	452	392	603
Ending Balance, June 30	$7,901	$7,497	$8,475

Adtalem files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Adtalem remains generally subject to examination in the U.S. for years beginning on or after July 1, 2013; in various states for years beginning on or after July 1, 2012; and in our significant foreign jurisdictions for years beginning on or after July 1, 2012. Adtalem is currently under audit by the States of Illinois, Indiana, New Jersey, New York and South Carolina and the City of New York for various tax years between 2010 and 2015. The U.S. federal tax returns for the years ending June 30, 2014, 2015 and 2016 are currently under audit by the Internal Revenue Service (“IRS”), which began in the first quarter of fiscal year 2017. Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment, either positive or negative, will not result when the audits are concluded.

NOTE 14: DEBT

Revolving Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015, which expires on March 31, 2020. The revolving credit agreement (as amended, the “Credit Agreement”) provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. Up to $50 million of the Aggregate Commitment was available for letters of credit. On October 4, 2016, Adtalem entered into a First Amendment to Credit Agreement, which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. This increase was requested to accommodate the requirements of the negotiated settlement agreement with the U.S. Department of Education, which requires DeVry University to post a letter of credit for $68.4 million (see “Note 4: Regulatory Settlements” and “Note 16: Commitments and Contingencies” for additional information regarding this settlement agreement). Adtalem may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of June 30, 2017, Adtalem borrowings under this agreement were $125 million with a weighted average interest rate of 3.18%. There were no outstanding borrowings under the revolving credit facility as of June 30, 2016. Borrowings were made in the first quarter of fiscal year 2017 to fund the acquisition of ACAMS as discussed in “Note 10: Business Combinations.” Additional borrowings were made in the second quarter of fiscal year 2017 to fund the FTC settlement discussed in “Note 4: Regulatory Settlements” and “Note 16: Commitments and Contingencies.” There are no required principal payments under the Credit Agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. Adtalem letters of credit outstanding under this agreement were $68.5 million as of June 30, 2017 and $0.1 million as of June 30, 2016. As of June 30, 2017, Adtalem is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of June 30, 2017. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Adtalem recorded deferred financing fees of $3.5 million in relation to the revolving credit facility entered into on March 31, 2015.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of June 30, 2017.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for the borrowings under the revolving credit facility.

Adtalem also has liabilities recorded for deferred purchase price agreements with sellers related to the purchases of Faculdade Diferencial Integral (“Facid”), Faculdade Idea (“Faci”), Damasio, Grupo Ibmec and Facimp (see “Note 10: Business Combinations” for discussion of the Grupo Ibmec and Facimp acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

NOTE 15: EMPLOYEE BENEFIT PLANS

Success Sharing Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in Adtalem’s 401(k) Success Sharing Retirement Plan. Adtalem contributes to the plan an amount up to 4.0% of the total eligible compensation of colleagues who make contributions under the plan. In addition, Adtalem may also make discretionary contributions for the benefit of all eligible colleagues. Expenses for the matching and discretionary contributions under the plan were $24.6 million, $26.2 million and $26.6 million in fiscal years 2017, 2016 and 2015, respectively.

Colleague Stock Purchase Plan

Under provisions of Adtalem’s Colleague Stock Purchase Plan, any eligible colleague (employee) may authorize Adtalem to withhold up to $25,000 of annual wages to purchase common stock of Adtalem at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. Adtalem subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2017, 2016 and 2015. Total shares issued to the Plan were 33,548, 55,162 and 32,987 in fiscal years 2017, 2016 and 2015, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, Adtalem is re-issuing treasury shares to satisfy colleague share purchases under this plan.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Adtalem and its subsidiaries lease certain equipment and facilities under noncancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

Future minimum rental commitments for all noncancelable operating leases having a remaining term in excess of one year at June 30, 2017, are as follows (in thousands):

Fiscal Year	Amount
2018	$91,431
2019	83,746
2020	77,387
2021	70,505
2022	59,617
Thereafter	160,060

Adtalem recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term. Rent expense for the years ended June 30, 2017, 2016 and 2015 was $79.9 million, $80.0 million and $90.1 million, respectively.

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. The timing or outcome of the following matters, or their possible impact on Adtalem’s business, financial condition or results of operations, cannot be predicted at this time. The continued defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

In April 2013, Adtalem received a Civil Investigative Demand (a “CID”) issued by the Office of the Attorney General of the Commonwealth of Massachusetts (“MA AGO”). The CID was issued in connection with an investigation into whether Adtalem caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to Adtalem’s Massachusetts students and required Adtalem to answer interrogatories and to provide documents relating to periods on or after January 1, 2007. Adtalem responded to the CID in May 2013. In July 2016, Adtalem received a second CID from MA AGO requesting information regarding DeVry University advertising, admissions materials, placement rates, and credit/transferability agreements. Adtalem responded to the second CID and Adtalem chose to resolve the MA AGO inquiry by entering into an Assurance of Discontinuance (the “MA Assurance”) with the MA AGO on June 30, 2017, without admitting or denying the allegations therein. Pursuant to the MA Assurance, Adtalem agreed to pay $0.5 million to the MA AGO. In addition, Adtalem agreed that it will refrain from certain representations regarding graduate outcomes and educational benefits, and will implement other agreed-upon compliance measures.

On August 28, 2015, DeVry University received a request from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”) for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates (the “Inquiry”). The stated purpose of the Inquiry was to permit ED FSA to assess DeVry University's compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “ED January 2016 Notice”), based on a portion of the Inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations related to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). On October 13, 2016, DeVry University and the U.S. Department of Education (“ED”) reached a negotiated agreement to settle the ED January 2016 Notice.

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against Adtalem, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased Adtalem common stock between February 4, 2011 and January 27, 2016. The complaint cites a civil complaint (the “FTC lawsuit”) filed by the U.S. Federal Trade Commission on January 27, 2016 against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”), which was resolved with the FTC in 2017, that alleged that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act and the ED January 2016 Notice, as the basis for claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these false or misleading statements about DeVry University graduate outcomes, plaintiff alleges, defendants overstated Adtalem’s growth, revenue and earnings potential and made false or misleading statements about Adtalem’s business, operations and prospects. The plaintiff alleges direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act. The plaintiff seeks monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers and URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC seeks to represent a putative class of persons who purchased Adtalem common stock between August 26, 2011 and January 27, 2016 and names an additional individual defendant, Patrick J. Unzicker. Like the original complaint, the SAC asserts claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC.

 On or about June 21, 2016, T’Lani Robinson and Robby Brown filed an arbitration demand with the American Arbitration Association in Chicago, seeking to represent a putative class of students who received a DeVry University education from January 1, 2008 until April 8, 2016 (the “Putative Class Period”). Following Adtalem’s filing of a declaratory judgment action in the United States District Court for the Northern District of Illinois seeking, among other things, an order declaring that federal court is the appropriate venue for this putative class action, on September 12, 2016, Robinson and Brown voluntarily withdrew their demand for arbitration. On September 20, 2016, Robinson and Brown answered the declaratory judgement action and filed a putative class action counterclaim, individually and on behalf of others similarly situated, against Adtalem Inc., DeVry University, Inc., and DeVry/New York, Inc. in the United States District Court for the Northern District of Illinois. The counterclaim asserted causes of action for breach of contract, misrepresentation, concealment, negligence, violations of the Illinois Uniform Deceptive Trade Practices Act, the Illinois Consumer Fraud and Deceptive Trade Practices Act, and the Illinois Private Business and Vocational Schools Act, conversion, unjust enrichment, and declaratory relief. The plaintiffs sought monetary, declaratory, injunctive, and other unspecified relief. On November 4, 2016, following a stipulated dismissal of the declaratory action, the Adtalem Parties moved to dismiss the counterclaim after which plaintiffs voluntarily withdrew it. On December 2, 2016, Robinson and Brown filed an amended complaint adding two additional named plaintiffs. The amended complaint purports to assert nationwide class claims under the above-referenced Illinois statutes and common law theories on behalf of those who, during the Putative Class Period, (i) enrolled in DeVry University; (ii) financed their education with DeVry University with direct loans administered by ED; or (iii) entered into an enrollment agreement with DeVry University and otherwise paid for a DeVry University education. The amended complaint also seeks to represent a fourth class of individuals residing in, or enrolled in a DeVry University campus located in, California during the Putative Class Period bringing claims under the California Business and Profession Code. In addition to the claims previously asserted as described above, the amended complaint adds a claim for breach of fiduciary duty owed students in administering Title IV funds. The DeVry Parties moved to dismiss the amended complaint on January 13, 2017.

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

By Order dated November 28, 2016, the district court ordered the Petrizzo and Jara Cases be consolidated under the Petrizzo caption for all further purposes. On December 5, 2016, plaintiffs filed an amended consolidated complaint on behalf of 38 individual plaintiffs and others similarly situated. The amended consolidated complaint seeks to bring claims on behalf of the named individuals and a putative nationwide class of individuals for unjust enrichment and alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Private Businesses and Vocational Schools Act of 2012. In addition, it purports to assert causes of action on behalf of certain of the named individuals and 15 individual state-specific putative classes for alleged violations of 15 different states’ consumer fraud, unlawful trade practices, and consumer protection laws. Finally, it seeks to bring individual claims under Georgia state law on behalf of certain named plaintiffs. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief. The DeVry Parties moved to dismiss the complaint on February 3, 2017.

On January 17, 2017, Harriet Myers filed a complaint derivatively on behalf of Adtalem in the United States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Timothy J. Wiggins, Richard M. Gunst, Patrick J. Unzicker, Christopher B. Begley, David S. Brown, Lisa W. Wardell, Ann Weaver Hart, Lyle Logan, Alan G. Merten, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. The plaintiffs have agreed to a stipulated order moving the case to the United States District Court for the District of Delaware. Citing the FTC lawsuit and settlement, the ED January 2016 Notice and ED settlement, and the allegations in the lawsuit filed by the Pension Trust Fund for Operating Engineers, each referenced above, the plaintiff alleges that the individual defendants have breached their fiduciary duties and violated federal securities law since at least 2011. The plaintiff asserts that the individual defendants permitted Adtalem to engage in unlawful conduct, failed to correct misconduct or prevent its recurrence, and failed to ensure the accurate dissemination of information to shareholders. The complaint attempts to state three claims: (i) breach of fiduciary duty by all named defendants for allegedly allowing the illegal conduct to occur, (ii) unjust enrichment by all individual defendants in the receipt of compensation, and (iii) violation of Section 14(a) by failing to disclose the alleged illegal scheme in proxy statements and falsely stating that compensation was based on “pay for performance” where those performance results were allegedly false. Plaintiff seeks on behalf of Adtalem monetary, injunctive and other unspecified relief.

On June 20, 2017, the City of Hialeah Employees Retirement System filed a complaint derivatively on behalf of Adtalem in the Court of Chancery of the State of Delaware States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Christopher B. Begley, Lisa W. Wardell, Lyle Logan, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. Citing the FTC lawsuit and settlement, the ED January 2016 Notice and ED settlement, and documents produced in response to plaintiff’s request under Section 220 of the Delaware Code, the plaintiff alleges that the individual defendants have breached their fiduciary duties. The plaintiff asserts that the individual defendants permitted Adtalem and DeVry University to make, and failed to stop, false and misleading advertisements in breach of their fiduciary duties and in bad faith.

NOTE 17: SEGMENT INFORMATION

Adtalem’s principal business is providing postsecondary education. During the third quarter of fiscal year 2017, Adtalem effected a change to reportable segments to align with current strategic priorities and resource allocation. As of the quarter ended March 31, 2017, Adtalem presents four reportable segments: “Medical and Healthcare,” which includes the operations of Chamberlain and the medical and veterinary schools (which include AUC, RUSM and RUSVM); “Professional Education,” which includes the operations of Becker; “Technology and Business,” which includes the operations of Adtalem Brazil; and “U.S. Traditional Postsecondary,” which includes the operations of DeVry University and Carrington.

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. “Home Office and Other” includes activity not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. The accounting policies of the segments are the same as those described in “Note 5: Summary of Significant Accounting Policies.”

Summary financial information by reporting segment is as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Revenue:
Medical and Healthcare	$802,462	$783,655	$700,806
Professional Education	131,769	102,921	99,608
Technology and Business	276,341	196,097	159,231
U.S. Traditional Postsecondary	601,919	763,809	952,833
Intersegment Elimination and Other	(2,691)	(2,945)	(2,535)
Total Consolidated Revenue	$1,809,800	$1,843,537	$1,909,943
Operating Income (Loss) from Continuing Operations:
Medical and Healthcare	$187,138	$178,484	$155,377
Professional Education	19,866	28,043	22,036
Technology and Business	36,204	13,580	15,638
U.S. Traditional Postsecondary	(25,982)	(211,299)	(25,177)
Home Office and Other	(78,613)	(20,951)	(10,964)
Total Consolidated Operating Income (Loss) from Continuing Operations	$138,613	$(12,143)	$156,910
Segment Assets:
Medical and Healthcare	$900,048	$827,951	$941,995
Professional Education	451,261	91,741	116,959
Technology and Business	606,563	583,020	280,082
U.S. Traditional Postsecondary	235,116	326,058	623,093
Home Office and Other	121,047	268,226	77,703
Total Consolidated Assets	$2,314,035	$2,096,996	$2,039,832
Additions to Long-Lived Assets:
Medical and Healthcare	$15,774	$25,645	$53,704
Professional Education	364,275	1,120	1,399
Technology and Business	19,222	206,955	138,075
U.S. Traditional Postsecondary	6,486	17,941	11,269
Home Office and Other	6,477	10,806	9,704
Total Consolidated Additions to Long-Lived Assets	$412,234	$262,467	$214,151
Reconciliation to Consolidated Financial Statements
Capital Expenditures	$48,994	$69,396	$88,707
Increase in Capital Assets from Acquisitions	4,913	13,778	10,921
Increase in Intangible Assets and Goodwill	358,327	179,293	114,523
Total Increase in Consolidated Long-Lived Assets	$412,234	$262,467	$214,151
Depreciation Expense:
Medical and Healthcare	$26,460	$28,616	$21,943
Professional Education	658	721	1,792
Technology and Business	9,788	5,189	4,372
U.S. Traditional Postsecondary	23,446	32,079	42,628
Home Office and Other	11,836	12,795	14,273
Total Consolidated Depreciation Expense	$72,188	$79,400	$85,008
Intangible Asset Amortization Expense:
Medical and Healthcare	$-	$-	$387
Professional Education	7,482	563	912
Technology and Business	3,687	4,629	2,530
U.S. Traditional Postsecondary	-	255	260
Total Consolidated Amortization Expense	$11,169	$5,447	$4,089

Adtalem conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the years ended June 30, 2017, 2016 and 2015. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Revenue from Unaffiliated Customers:
Domestic Operations	$1,187,756	$1,294,487	$1,401,301
International Operations:
Dominica, St. Kitts and St. Maarten	340,861	346,235	337,782
Brazil	276,341	196,097	159,231
Other	4,842	6,718	11,629
Total International	622,044	549,050	508,642
Total Consolidated Revenue	$1,809,800	$1,843,537	$1,909,943
Long-Lived Assets:
Domestic Operations	$245,253	$294,641	$356,183
International Operations:
Dominica, St. Kitts and St. Maarten	190,843	190,513	186,258
Brazil	104,497	106,878	54,517
Other	3,378	3,388	118
Total International	298,718	300,779	240,893
Total Consolidated Long-Lived Assets	$543,971	$595,420	$597,076

No one customer accounted for more than 10% of Adtalem's consolidated revenue.

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2017 and 2016, are as follows:

	Quarter
	First	Second	Third	Fourth	Total Year
	(in thousands, except per share amounts)
2017
Revenue	$449,892	$456,350	$452,089	$451,469	$1,809,800
Operating Income	$33,107	$4,846	$47,293	$53,367	$138,613
Net Income Attributable to Adtalem Global Education	$25,152	$14,413	$39,859	$42,859	$122,283
Earnings per Common Share Attributable to Adtalem Global Education Shareholders:
Basic	$0.40	$0.23	$0.63	$0.68	$1.93
Diluted	$0.39	$0.23	$0.62	$0.67	$1.91

Cash Dividends Declared per Common Share	$-	$0.18	$-	$-	$0.18

	Quarter
	First	Second	Third	Fourth	Total Year
	(in thousands, except per share amounts)
2016
Revenue	$441,413	$456,203	$474,221	$471,700	$1,843,537
Operating Income (Loss)	$8,247	$(56,377)	$60,847	$(24,860)	$(12,143)
Net Income (Loss) Attributable to Adtalem Global Education	$5,465	$(50,587)	$51,925	$(9,969)	$(3,166)
Earnings (Loss) per Common Share Attributable to Adtalem Global Education
Shareholders:
Basic	$0.08	$(0.79)	$0.81	$(0.16)	$(0.05)
Diluted	$0.08	$(0.79)	$0.81	$(0.16)	$(0.05)

Cash Dividends Declared per Common Share	$-	$0.18	$-	$0.18	$0.36

ADTALEM GLOBAL EDUCATION INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended June 30, 2017, 2016 and 2015

Description of Allowances and Reserves	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
FY2017
Deducted from accounts receivable for refunds	$1,787	$47,219	(c)	$-		$47,492	(b)	$1,514
Deducted from accounts receivable for uncollectible accounts	62,714	40,298		(240	)(a)	59,485	(b)	43,287
Deducted from long-term notes receivable for uncollectible notes	676	(1)		-		4	(b)	671
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	8,624	883		1,865		1,916		9,456
Restructuring expense reserve	48,223	27,620		-		29,728	(d)	46,115
FY2016
Deducted from accounts receivable for refunds	$5,766	$46,525	(c)	$-		$50,504	(b)	$1,787
Deducted from accounts receivable for uncollectible accounts	59,206	35,496		(217	)(a)	31,771	(b)	62,714
Deducted from long-term notes receivable for uncollectible notes	2,368	(1,217)		(475	)(e)	-		676
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	10,552	-		-		1,928	(f)	8,624
Restructuring expense reserve	26,992	67,495		-		46,264	(d)	48,223
FY2015
Deducted from accounts receivable for refunds	$1,488	$42,316	(c)	$-		$38,038	(b)	$5,766
Deducted from accounts receivable for uncollectible accounts	60,996	47,587		673	(a)(e)	50,050	(b)	59,206
Deducted from long-term notes receivable for uncollectible notes	4,980	(19)		(2,562	)(e)	31	(b)	2,368
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	9,002	1,550	(f)	-		-		10,552
Restructuring expense reserve	15,392	41,950		-		30,350	(d)	26,992

(a) Effects of foreign currency translation charged to Accumulated Other Comprehensive Income (Loss).

(b) Write-offs of uncollectable amounts and cash refunds.

(c) Amounts recorded as a reduction of revenue, including adjustment for withdrawn students.

(d) Payments and/or adjustments of liabilities for restructuring reserve.

(e) Reclassifications between accounts.

(f) Adjustments to valuation allowance include increase of $2.9 million and a decrease of $4.9 million in fiscal year 2016, and an increase of $1.6 million in fiscal year 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adtalem Global Education Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Adtalem Global Education Inc. and its subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Association of Anti-Money Laundering Specialists from its assessment of internal control over financial reporting as of June 30, 2017, because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Association of Anti-Money Laundering Specialists from our audit of internal control over financial reporting. Association of Anti-Money Laundering Specialists is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.3% and 2.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2017.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
August 24, 2017

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to Adtalem’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 8, 2017 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

The information called for by Item 10 with respect to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the Proxy Statement.

In accordance with the information called for by Item 10 relating to Regulation S-K, Item 406 disclosures about the Adtalem Code of Conduct and Ethics, Adtalem has a Code of Conduct and Ethics, which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer), and all other employees. The full text of the Code is available on Adtalem’s website. Adtalem intends to satisfy the requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on its website. To date, there have been no waivers from the Code.

The information called for by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to Adtalem’s Board of Directors is incorporated by reference to the Proxy Statement. The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the Adtalem’s audit and finance committee financial experts and identification of the Adtalem’s audit committee is incorporated by reference to the Proxy Statement.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of Adtalem and its subsidiaries are included in Part II, Item 8, on pages 97 through 138 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of Adtalem and its subsidiaries is included in Part II, Item 8 on page 137 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 142 through 146 of this Annual Report on Form 10-K.

ITEM 16 - FORM 10-K SUMMARY

None.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

The operating results presented below (except for Income (Loss) from Discontinued Operations, Net of Tax, Net Income (Loss) Attributable to Adtalem and Diluted Earnings (Loss) per Common Share (EPS)) exclude the results of Advanced Academics, Inc. (“AAI”), which are included in discontinued operations. Cash and Cash Equivalents, Net Cash Provided by Operating Activities and Capital Expenditures exclude the balances of AAI, which was divested in December 2013. Operating results for business combinations are included since the date of each respective acquisition. See “Note 10: Business Combinations” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of acquisitions.

	Fiscal Year
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
OPERATING:
Revenue	$1,809,800	$1,843,537	$1,909,943	$1,923,371	$1,964,375
Depreciation	72,188	79,400	85,008	82,739	83,111
Amortization of Intangible Assets and Other	11,873	6,151	5,548	7,078	10,139
Interest Income	4,925	779	2,063	1,731	1,652
Interest Expense	9,144	5,934	5,313	3,632	3,611
Income (Loss) from Continuing Operations, Net of Tax	122,283	(3,166)	134,323	150,989	123,688
Income (Loss) from Discontinued Operations, Net of Tax	-	-	5,576	(16,957)	(16,902)
Net Income (Loss) Attributable to Adtalem	122,283	(3,166)	139,899	134,032	106,786
Diluted Earnings (Loss) per Common Share (EPS)	1.91	(0.05)	2.14	2.07	1.65
Shares Used in Calculating Diluted EPS (in thousands)	64,019	64,036	65,277	64,853	64,611
Cash Dividend Declared per Common Share	0.18	0.36	0.36	0.34	0.34
FINANCIAL POSITION:
Cash and Cash Equivalents	241,979	308,164	353,022	358,188	196,576
Total Assets	2,314,035	2,096,996	2,039,832	1,964,790	1,821,901
Total Shareholders' Equity	1,669,039	1,582,087	1,584,810	1,533,393	1,397,156
OTHER SELECTED DATA:
Net Cash Provided by Operating Activities (1)	227,964	228,009	205,503	266,889	266,026
Capital Expenditures	48,994	69,396	88,707	79,355	111,775
Shares Outstanding at Year-end (in thousands)	62,371	62,549	63,623	63,624	62,946
Closing Price of Common Stock at Year-end	37.95	17.84	29.98	42.34	31.02
Price Earnings Ratio on Common Stock (2)	20	NM	14	20	19

(1) Includes reclassifications related to adoption of ASU No. 2016-18 "Statement of Cash Flows (Topic 230): "Restricted Cash."

(2) Computed on trailing four quarters of earnings per common share.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
2(a)	Agreement and Plan of Merger, dated May 18, 2016, by and among DeVry/Becker Education Development Corp., AGM Acquisition Corp., Cardinal Acquisition Merger Sub, Inc., Alert Global Media Holdings, LLC, and Registrant		Exhibit 2.1 to the Registrant’s Form 8-K filed June 23, 2016

3(a)	Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.2 to the Registrant’s Form 8-K dated May 22, 2017

3(b)	Amendment to Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.1 to the Registrant’s Form 8-K dated May 22, 2017

3(c)	Amended and Restated By-Laws of the Registrant, as amended as of May 23, 2017		Exhibit 3.3 to the Registrant’s Form 8-K dated May 22, 2017

4(a)	Credit Agreement dated March 31, 2015, among DeVry Education Group Inc. and Certain Subsidiaries of DeVry Education Group Inc. Identified Therein, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith as Sole Lead Arranger and Sole Bookrunner, PNC Bank, National Association, as Syndication Agent, Bank of Montreal and The Northern Trust Company, as Co-Documentation Agents, and The Other Lenders Party Thereto (the “Credit Agreement”)		Exhibit 4.1 to the Registrant’s Form 8-K filed April 6, 2015

4(b)	Offshore Subsidiary Guaranty, dated March 31, 2015, regarding the Credit Agreement		Exhibit 4.3 to the Registrant’s Form 8-K filed April 6, 2015

4(c)	U.S. Subsidiary Guaranty, dated March 31, 2015, regarding the Credit Agreement		Exhibit 4.3 to the Registrant’s Form 8-K filed April 6, 2015

4(d)	Pledge Agreement, dated March 31, 2015, by and among DeVry Education Group Inc. and Global Education International, Inc. and Certain of Their Subsidiaries as the Grantors and Bank of America, N.A., as Administrative Agent		Exhibit 4.3 to the Registrant’s Form 8-K filed April 6, 2015

4(e)	Deed of Disclosed Pledge Over Registered Shares, dated as of March 31, 2015, regarding the Credit Agreement (filed herewith)		Exhibit 4(e) to the Registrant’s Form 10-K for the year ended June 30, 2015

4(f)	Quota Pledge Agreement, dated as of March 31, 2015, regarding the Credit Agreement (filed herewith)		Exhibit 4(f) to the Registrant’s Form 10-K for the year ended June 30, 2015

4(g)	Share Pledge Agreement (DeVry Brasil), dated as of March 31,2015, regarding the Credit Agreement (filed herewith)		Exhibit 4(g) to the Registrant’s Form 10-K for the year ended June 30, 2015

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
4(h)	Share Pledge Agreement (DeVry Brasil Subsidiaries), dated as of March 31,2015, regarding the Credit Agreement (filed herewith)		Exhibit 4(h) to the Registrant’s Form 10-K for the year ended June 30, 2015

4(i)	First Amendment to Credit Agreement dated October 4, 2016, among DeVry Education Group Inc. and Certain Subsidiaries of DeVry Education Group Inc. Identified Therein, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith as Sole Lead Arranger and Sole Bookrunner, PNC Bank, National Association, as Syndication Agent, Bank of Montreal and The Northern Trust Company, as Co-Documentation Agents, and The Other Lenders Party Thereto (the “Amended Credit Agreement”)		Exhibit 10.1 to the Registrant’s Form 8-K filed October 4, 2016

10(a)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Registrant’s Form S-3, File No. 333-22457 dated February 27, 1997

10(b)	Registrant’s Amended and Restated 1999 Stock Incentive Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2002

10(c)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003

10(d)	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010

10(e)	Registrant’s Second Amended and Restated DeVry Education Group Inc. Incentive Plan of 2013		Exhibit 4.4 to the Registrant’s Form S-8 dated December 23, 2013

10(f)	Form of Nonqualified Stock Option Agreement for Executive Officers under DeVry Inc. Amended and Restated Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(g)	Form of Nonqualified Stock Option Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(h)	Form of Incentive Stock Option Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(i)	Form of Incentive Stock Option Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(j)	Form of Full Value Share Award Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10.2 to the Registrant’s Form 8-K dated February 20, 2013

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
10(k)	Form of Full Value Share Award Agreement for Directors under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(j) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(l)	Form of Full Value Share Award Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(k) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(m)	Form of Performance Share Award Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(l) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(n)	Form of Stock Appreciation Rights Agreement under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated February 20, 2013

10(o)	Form of Nonqualified Stock Option Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(p)	Form of Nonqualified Stock Option Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(q)	Form of Incentive Stock Option Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(r)	Form of Incentive Stock Option Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(s)	Form of Full Value Share Award Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 8, 2014

10(t)	Form of Full Value Share Award Agreement for Directors under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(t) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(u)	Form of Full Value Share Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(u) to the Registrant’s Form 10-K for the year ended June 30, 2014

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
10(v)	Form of Performance Share Award Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(v) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(w)	Form of Performance Share Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(w) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(x)	Form of Restricted Cash Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(x) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(y)	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014

10(z)	Registrant’s Success Sharing Retirement Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014

10(aa)	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010

10(bb)	Employment Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

10(cc)	Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

10(dd)	First Amendment to Senior Advisor Agreement between the Registrant and Ronald L. Taylor (filed herewith)		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(ee)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Registrant’s Form 8-K dated August 16, 2006

10(ff)	Employment Agreement between the Registrant and Lisa W. Wardell dated May 24, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated May 27, 2016

10(gg)	Executive Employment Agreement between the Registrant and Robert Paul dated March 16, 2014		Exhibit 10(gg) to the Registrant’s Form 10-K for the year ended June 30, 2015

10(hh)	Executive Employment Agreement between the Registrant and Patrick J. Unzicker dated May 31, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated June 1, 2016

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
10(ii)	Executive Employment Agreement between the Registrant and Gregory S. Davis dated July 7, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated January 1, 2017

10(jj)	Executive Employment Agreement between the Registrant and Steven Riehs dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013

10(kk)	Executive Employment Agreement between the Registrant and Susan Groenwald dated September 1, 2011		Exhibit 10(ii) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(ll)	Executive Employment Agreement between the Registrant and Lisa M. Sodeika dated February 17, 2015 (filed herewith)	148

21	Subsidiaries of the Registrant	170

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	172

31	Rule 13a-14(a)/15d-14(a) Certifications	173

32	Section 1350 Certifications	175

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.

Date: August 24, 2017
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher B. Begley	Board Chair and Director	August 24, 2017
Christopher B. Begley

/s/ Lisa W. Wardell	Chief Executive Officer and Director	August 24, 2017
Lisa W. Wardell

/s/ William W. Burke	Director	August 24, 2017
William W. Burke

/s/ Ann Weaver Hart	Director	August 24, 2017
Ann Weaver Hart

/s/ Kathy Boden Holland	Director	August 24, 2017
Kathy Boden Holland

/s/ Lyle Logan	Director	August 24, 2017
Lyle Logan

/s/ Michael W. Malafronte	Director	August 24, 2017
Michael W. Malafronte

/s/ Fernando Ruiz	Director	August 24, 2017
Fernando Ruiz

/s/ Ronald L. Taylor	Director	August 24, 2017
Ronald L. Taylor

/s/ James D. White	Director	August 24, 2017
James D. White

