Form 10-Q
period 2017-09-30
Adtalem Global Education Inc.
filed 2017-11-02
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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

October 26, 2017 — 60,665,000 shares of Common Stock, $0.01 par value

ADTALEM GLOBAL EDUCATION INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,	September 30,
	2017	2017	2016
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$273,751	$241,979	$189,017
Marketable Securities and Investments	4,139	4,013	3,738
Restricted Cash	7,442	9,117	5,795
Accounts Receivable, Net	189,783	173,362	184,294
Prepaid Expenses and Other	66,511	42,736	40,814
Total Current Assets	541,626	471,207	423,658
Land, Building and Equipment:
Land	49,088	48,947	54,967
Building	470,347	474,942	484,104
Equipment	524,054	514,118	523,492
Construction in Progress	19,091	22,461	24,201
	1,062,580	1,060,468	1,086,764
Accumulated Depreciation	(597,732)	(582,922)	(572,320)
Land, Building and Equipment Held for Sale, Net	11,280	11,280	-
Land, Building and Equipment, Net	476,128	488,826	514,444
Other Assets:
Deferred Income Taxes, Net	31,222	33,772	32,037
Intangible Assets, Net	417,761	413,803	426,089
Goodwill	860,865	851,282	854,188
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets, Net	42,544	41,695	60,490
Total Other Assets	1,365,842	1,354,002	1,386,254
TOTAL ASSETS	$2,383,596	$2,314,035	$2,324,356
LIABILITIES:
Current Liabilities:
Accounts Payable	$71,371	$64,285	$57,423
Accrued Salaries, Wages and Benefits	67,950	96,241	65,841
Accrued Expenses	89,686	99,243	96,863
Deferred Revenue	221,511	117,558	224,713
Total Current Liabilities	450,518	377,327	444,840
Other Liabilities:
Revolving Loan	135,000	125,000	130,000
Deferred Income Taxes, Net	34,755	34,712	30,769
Deferred Rent and Other	98,718	101,672	112,026
Total Other Liabilities	268,473	261,384	272,795
TOTAL LIABILITIES	718,991	638,711	717,635
COMMITMENTS AND CONTINGENCIES (NOTE 13)
NONCONTROLLING INTEREST	6,566	6,285	5,043
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 61,194,000, 62,371,000 and 62,728,000 Shares Outstanding at September 30, 2017, June 30, 2017 and September 30, 2016, respectively	785	781	772
Additional Paid-in Capital	422,358	415,912	383,815
Retained Earnings	1,894,372	1,881,397	1,796,099
Accumulated Other Comprehensive Loss	(35,720)	(59,119)	(49,223)
Treasury Stock, at Cost, 17,271,000, 15,691,000 and 14,454,000 Shares at September 30, 2017, June 30, 2017 and September 30, 2016, respectively	(623,756)	(569,932)	(529,785)
TOTAL SHAREHOLDERS' EQUITY	1,658,039	1,669,039	1,601,678
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,383,596	$2,314,035	$2,324,356

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2017	2016
	(in thousands, except per share amounts)
REVENUE:
Tuition	$366,691	$399,027
Other Educational	54,334	50,865
Total Revenue	421,025	449,892
OPERATING COST AND EXPENSE:
Cost of Educational Services	248,116	250,673
Student Services and Administrative Expense	150,480	161,065
Restructuring Expense	7,993	5,047
Total Operating Cost and Expense	406,589	416,785
Operating Income	14,436	33,107
INTEREST:
Interest Income	2,118	1,058
Interest Expense	(1,916)	(2,115)
Net Interest Income (Expense)	202	(1,057)
Income Before Income Taxes	14,638	32,050
Income Tax Provision	(1,678)	(6,901)
Equity Method Investment Loss	(44)	-
NET INCOME	12,916	25,149
Net (Income) Loss Attributable to Noncontrolling Interest	(131)	3
NET INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$12,785	$25,152

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION SHAREHOLDERS:
Basic	$0.20	$0.40
Diluted	$0.20	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
	2017	2016
	(in thousands)
NET INCOME	$12,916	$25,149
OTHER COMPREHENSIVE INCOME, NET OF TAX
Currency Translation Gain (Loss)	23,329	(6,830)
Change in Fair Value of Available-For-Sale Securities	70	74
COMPREHENSIVE INCOME	36,315	18,393
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(614)	148
COMPREHENSIVE INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$35,701	$18,541

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2017	2016
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$12,916	$25,149
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	4,985	5,750
Depreciation	16,972	17,476
Amortization	2,673	3,439
Provision for Refunds and Uncollectible Accounts	21,300	22,481
Deferred Income Taxes	2,406	3,328
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	11,307	418
Changes in Assets and Liabilities, Net of Effects from Acquisition Components:
Accounts Receivable	(33,895)	(45,280)
Prepaid Expenses and Other	(21,661)	(6,017)
Accounts Payable	9,107	(3,717)
Accrued Salaries, Wages, Benefits and Expenses	(39,451)	(33,617)
Deferred Revenue	103,678	109,348
NET CASH PROVIDED BY OPERATING ACTIVITIES	90,337	98,758
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(13,895)	(11,318)
Payment for Purchase of Businesses, Net of Cash Acquired	-	(331,070)
Marketable Securities Purchased	(13)	(10)
NET CASH USED IN INVESTING ACTIVITIES	(13,908)	(342,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	1,884	6,350
Employee Taxes Paid on Withholding Shares	(3,486)	(2,378)
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	195	211
Repurchase of Common Stock for Treasury	(50,375)	(8,255)
Payments of Seller Financed Obligations	(6,315)	(3,518)
Borrowings Under Revolving Credit Facility	76,000	240,000
Repayments Under Revolving Credit Facility	(66,000)	(110,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(48,097)	122,410
Effects of Exchange Rate Differences	1,765	695
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	30,097	(120,535)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	251,096	315,347
Cash, Cash Equivalents and Restricted Cash at End of Period	$281,193	$194,812
Non-cash Investing and Financing Activity:
Increase (Decrease) in Redemption Value of Noncontrolling Interest Put Option	$150	$(66)

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: INTERIM FINANCIAL STATEMENTS

The interim Consolidated Financial Statements include accounts of Adtalem Global Education Inc. (“Adtalem”) and its wholly-owned and majority-owned subsidiaries. Adtalem’s wholly-owned subsidiaries include:

•	Chamberlain University (“Chamberlain”)
•	American University of the Caribbean School of Medicine (“AUC”)
•	Ross University School of Medicine (“RUSM”)
•	Ross University School of Veterinary Medicine (“RUSVM”)
•	Becker Professional Education (“Becker”)
•	Association of Certified Anti-Money Laundering Specialists (“ACAMS”)
•	DeVry University
•	Carrington College (“Carrington”)

In addition, Adtalem maintains a 97.9% ownership interest in Adtalem Education of Brazil (“Adtalem Brazil”).

These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of Adtalem. The June 30, 2017 data that is presented is derived from audited financial statements.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Adtalem's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three months ended September 30, 2017 are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2: ASSETS HELD FOR SALE

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington co-located campus in Pomona, California, which met criteria to be classified as an asset held for sale. This required a write-down of the assets to fair market value less costs to sell. The building is being marketed to prospective buyers and is available for immediate sale. Buyers have been identified and a sale is expected to close by March 31, 2018. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. No change in fair value has occurred since the original re-valuation date. As a result, Land, Building and Equipment Held for Sale, Net of $11.3 million was recorded on the Consolidated Balance Sheets at September 30, 2017 and June 30, 2017. The assets being held for sale are classified within the U.S. Traditional Postsecondary segment.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adtalem and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100%, but greater than 50%, the noncontrolling ownership interest is reported on our Consolidated Balance Sheets. The noncontrolling ownership interest earnings portion is classified as “Net (Income) Loss Attributable to Noncontrolling Interest” in our Consolidated Statements of Income. Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years.

Equity Method Investment

The equity method of accounting is used for an investment where we have the ability to influence the operating and financial decisions of the investee but do not possess more than a 50% ownership interest. Generally, this occurs when the ownership interest is greater than 20%. The investment is initially recorded at cost and classified as Other Assets on the Consolidated Balance Sheets. The carrying amount of the investment is adjusted in subsequent periods for Adtalem’s share of the earnings or losses of the investee, which is recorded in the Consolidated Statements of Income as Equity Method Investment Loss.

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

Revenue Recognition

Tuition

Chamberlain, Adtalem Brazil higher education, DeVry University and Carrington tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the applicable academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of primarily U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker and Adtalem Brazil’s live classroom test preparation and Adtalem Brazil’s online tuition revenue is recognized on a straight-line basis over the applicable delivery period. Revenue from conferences and training services, which are generally short-term in duration, is recognized when the conference or training service is provided.

Other Educational

Sales of subscriptions, membership dues, certifications, textbooks, electronic books and other educational products, including Becker self-study sales, are included in Other Educational Revenue in the Consolidated Statements of Income. Revenue from subscriptions and membership dues is recognized on a straight-line basis over the applicable subscription or membership period. Revenue from certifications is recognized when the certification process is complete. Textbooks, electronic books and other educational products revenue is recognized when the sale occurs. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenue and recognized when confirmation of course delivery is received.

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

The provisions for refunds, which are reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $11.0 million and $12.3 million for the three months ended September 30, 2017 and 2016, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student withdraws prior to completing an academic term, federal and/or state regulations and accreditation criteria permit Adtalem to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Adtalem in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $50.7 million, $44.8 million and $69.1 million at September 30, 2017, June 30, 2017 and September 30, 2016, respectively. During the second quarter of fiscal year 2017, certain student accounts were forgiven as part of a regulatory settlement with the Federal Trade Commission (“FTC”). These write-offs resulted in a $24.2 million reduction in the reserve balance.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income, were $10.3 million and $10.1 million for the three months ended September 30, 2017 and 2016, respectively.

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of September 30, 2017, June 30, 2017 and September 30, 2016, the net balance of capitalized internal-use software development costs was $10.1 million, $11.8 million and $16.6 million, respectively.

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. During the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. Based on current estimates, we recorded impairment charges to building, building improvements, furniture and equipment of $10.9 million in the first three months of fiscal year 2018. The impairment charges are included in Cost of Educational Services in the Consolidated Statements of Income. In the first three months of fiscal years 2018 and 2017, management consolidated operations at DeVry University, Carrington and Adtalem’s home office. These decisions resulted in pre-tax accelerated depreciation and write-offs of $0.2 million and $1.3 million on leasehold improvements and equipment during the three months ended September 30, 2017 and 2016, respectively. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (see “Note 10: Restructuring Charges”). For a discussion of the impairment review of goodwill and intangible assets see “Note 9: Intangible Assets.”

Perkins Program Fund

DeVry University is required under U.S. federal aid program regulations to make contributions to the Federal Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal government contributions were received in the first three months of fiscal year 2018 or in fiscal year 2017. Adtalem carries its investment in such contributions at original value, net of allowances for expected losses on loan collections of $2.6 million at each of September 30, 2017, June 30, 2017 and September 30, 2016. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal government contributions to this revolving loan program do not belong to Adtalem and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and DeVry University to satisfy their respective cumulative contributions to the fund. The authorization of the Federal Perkins Student Loan Program expired on September 30, 2017. A bill was introduced to the U.S. Congress to extend the program in May 2017; however, there is no time table for further actions on this proposed legislation.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s operations and Becker’s and ACAMS’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three-month periods ended September 30, 2017 and 2016 were not material.

Noncontrolling Interest

Adtalem currently maintains a 97.9% ownership interest in Adtalem Brazil with the remaining 2.1% owned by members of the current Adtalem Brazil senior management group. The adjustment to increase or decrease the Adtalem Brazil noncontrolling interest each reporting period for its proportionate share of Adtalem Brazil’s profit or loss flows through the Consolidated Statements of Income based on Adtalem’s noncontrolling interest accounting policy.

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

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended September 30,
	2017	2016
Balance at Beginning of Period	$6,285	$5,112
Net Income (Loss) Attributable to Noncontrolling Interest	131	(3)
Increase (Decrease) in Redemption Value of Noncontrolling Interest Put Option	150	(66)
Balance at End of Period	$6,566	$5,043

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to Adtalem by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income attributable to Adtalem by the weighted average number of shares assuming dilution. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were outstanding stock-based grants representing 1,893,000 and 2,755,000 shares of common stock for the three months ended September 30, 2017 and 2016, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended September 30,
	2017	2016
Weighted Average Shares Outstanding	62,014	62,592
Unvested Participating RSUs	771	827
Basic Shares	62,785	63,419
Effect of Dilutive Stock Options	647	477
Diluted Shares	63,432	63,896

Treasury Stock

Adtalem’s Board of Directors (the “Board”) has authorized share repurchase programs on ten occasions (see “Note 7: Share Repurchase Programs”). The tenth share repurchase program was approved on February 16, 2017 and commenced in February 2017. Shares that are repurchased by Adtalem are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to Adtalem under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the Adtalem Stock Incentive Plans (see “Note 4: Stock-Based Compensation”). In addition, shares of its common stock are delivered back to Adtalem for payment of withholding taxes from employees for vesting RSUs. These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

The Accumulated Other Comprehensive Loss balance at September 30, 2017 consists of $36.1 million of cumulative translation losses ($35.3 million attributable to Adtalem and $0.8 million attributable to noncontrolling interest) and $0.4 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem. At June 30, 2017, this balance consisted of $59.4 million of cumulative translation losses ($58.1 million attributable to Adtalem and $1.3 million to noncontrolling interest) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem. At September 30, 2016, this balance consisted of $49.4 million of cumulative translation losses ($48.3 million attributable to Adtalem and $1.1 million attributable to noncontrolling interest) and $0.2 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to Adtalem.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $52.9 million and $57.6 million for the three months ended September 30, 2017 and 2016, respectively.

Hurricane Expense

AUC and RUSM were affected by hurricane events occurring in the first quarter of fiscal year 2018. $13.6 million of expense was recorded in Cost of Educational Services in the Consolidated Statement of Income for the three months ended September 30, 2017. The expense primarily represented the deductibles under insurance policies, relating to impairment write-offs of facility and equipment and the evacuations of students, faculty and staff.

Restructuring Charges

Adtalem’s financial statements include charges related to severance and related benefits for reductions in staff. These charges also include early lease termination or cease-of-use costs and accelerated depreciation and gains and losses on disposals of property and equipment related to campus and administrative office consolidations (see “Note 10: Restructuring Charges”).

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

In March 2016, FASB issued ASU No. 2016-09: “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This guidance was issued to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Excess tax benefits and tax deficiencies will no longer be recorded to additional paid-in capital, but rather to income tax expense or benefit in the income statement, which may increase volatility in the income statement. An accounting policy election exists to account for forfeitures as they occur. Also, adoption will require changes to classification of certain stock-based compensation transactions on the statement of cash flows. The cash outflow from employee taxes paid when shares are withheld by the employer will be reclassified from operating activities to financing activities on the statement of cash flows. In the first quarter of fiscal year 2018, we retrospectively adopted this guidance. We elected to account for forfeitures when they occur versus our prior practice of applying a forfeiture rate. The election resulted in a cumulative adjustment to increase retained earnings and decrease additional paid-in-capital, each by $0.6 million and the corresponding tax effect to decrease retained earnings and increase deferred tax assets, each by $0.2 million. See “Reclassifications” section below within this footnote, which discusses the disclosure impact to the Consolidated Statements of Cash Flows.

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

In May 2014, FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Adtalem will implement this guidance effective July 1, 2018 using the retrospective approach. Management is currently assessing Adtalem’s revenue recognition policies and procedures, and based on the analysis performed to date, anticipates the adoption will not have a significant impact on Adtalem’s Consolidated Financial Statements.

Reclassifications

Beginning in the third quarter of fiscal year 2017, we changed our reportable segments as described in “Note 14: Segment Information.” Prior period amounts have been reclassified to conform to the current reportable segment presentation within the Notes to Consolidated Financial Statements.

In the fourth quarter of fiscal year 2017, we retrospectively adopted ASU 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” Under ASU 2016-18, changes in restricted cash is no longer included as cash provided by or used in operating activities since these balances are now included in the beginning and ending balance of cash in the statement of cash flows. In addition, in the first quarter of fiscal year 2018, we retrospectively adopted ASU 2016-09: “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, cash outflows from employee taxes paid when shares are withheld are classified as a financing activity. Our prior practice classified these amounts as an operating activity in the statement of cash flows. Therefore, we changed line items on the Consolidated Statements of Cash Flows for the three months ended September 30, 2016 based on adopting ASU 2016-09 and 2016-18 as follows (in thousands):

Net Cash Provided by Operating Activities:
Previously Reported	$97,768
ASU 2016-09 Adjustment	2,378
ASU 2016-18 Adjustment	(1,388)
As Currently Reported	$98,758

Net Cash Provided by Financing Activities:
Previously Reported	$124,788
ASU 2016-09 Adjustment	(2,378)
As Currently Reported	$122,410

Net Decrease in Cash, Cash Equivalents and Restricted Cash:
Previously Reported	$(119,147)
ASU 2016-18 Adjustment	(1,388)
As Currently Reported	$(120,535)

Cash, Cash Equivalents and Restricted Cash at End of Year:
Previously Reported	$189,017
ASU 2016-18 Adjustment	5,795
As Currently Reported	$194,812

NOTE 4: STOCK-BASED COMPENSATION

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

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized as expense over the employee requisite service period. With the adoption of ASU 2016-09 on July 1, 2017, we account for forfeitures of outstanding but unvested grants in the period they occur.

At September 30, 2017, 5,821,647 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the three months ended September 30, 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2017	2,794,850	$34.68
Options Granted	491,275	33.90
Options Exercised	(88,357)	23.33
Options Forfeited	(39,812)	34.53
Options Expired	(33,770)	30.41
Outstanding at September 30, 2017	3,124,186	34.93	5.27	$16,268
Exercisable at September 30, 2017	2,025,644	$38.99	3.18	$7,221

The following is a summary of stock appreciation rights activity for the three months ended September 30, 2017:

Weighted
	Number of	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2017	99,500	$45.04
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at September 30, 2017	99,500	45.04	0.17	$-
Exercisable at September 30, 2017	99,500	$45.04	0.17	$-

The total intrinsic value of options exercised for the three months ended September 30, 2017 and 2016 was $0.9 million and $1.3 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2018 and 2017 was $14.63 and $9.09, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted average assumptions:

	Fiscal Year
	2018	2017
Expected Life (in Years)	6.68	6.88
Expected Volatility	41.45%	42.41%
Risk-free Interest Rate	1.95%	1.41%
Dividend Yield	0.00%	1.19%
Pre-vesting Forfeiture Rate	NA	10.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. Adtalem’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant and Adtalem’s long-term historical volatility. On February 16, 2017, Adtalem discontinued payment of cash dividends, resulting in the elimination of a dividend yield from the assumptions. The pre-vesting stock option forfeiture rate for fiscal year 2017 was based on Adtalem’s historical stock option forfeiture experience. With the adoption of ASU 2016-09 on July 1, 2017, we account for forfeitures as they occur. Therefore, no pre-vesting stock option forfeiture rate applies for fiscal year 2018.

If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that Adtalem records may differ significantly from what was recorded in previous periods.

During the first three months of fiscal year 2018, Adtalem granted 459,780 RSUs to selected employees. Of these, 232,140 are performance-based RSUs and 227,640 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based, academic goals, when a minimum level of Adtalem earnings before interest, taxes, depreciation and amortization (“EBITDA”) or return on invested capital (“ROIC”) is attained. Non-performance-based RSUs are subject to restrictions, which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem or upon retirement. During the restriction period, the recipient of the non-performance based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to performance-based RSUs. The following is a summary of RSU activity for the three months ended September 30, 2017:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Nonvested at July 1, 2017	1,279,667	$26.14
RSUs Granted	459,780	33.90
RSUs Vested	(331,184)	32.03
RSUs Forfeited	(69,421)	27.19
Nonvested at September 30, 2017	1,338,842	$27.71

The weighted average estimated grant date fair value of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2018 and 2017 was $33.90 and $23.70, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,
	2017	2016
Cost of Educational Services	$1,420	$1,840
Student Services and Administrative Expense	3,017	3,910
Restructuring Expense	548	-
	4,985	5,750
Income Tax Benefit	(2,434)	(2,072)
Net Stock-Based Compensation Expense	$2,551	$3,678

As of September 30, 2017, $34.0 million of total pre-tax unrecognized stock-based compensation expense related to nonvested grants is expected to be recognized over a weighted average period of 2.9 years. The total fair value of options and RSUs vested during the three months ended September 30, 2017 and 2016 was approximately $13.4 million and $11.8 million, respectively.

There was no capitalized stock-based compensation cost at each of September 30, 2017, June 30, 2017 and September 30, 2016.

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

During the second quarter of fiscal year 2017, management committed to a plan to sell the DeVry University and Carrington co-located campus in Pomona, California, which met criteria to be classified as an asset held for sale. This required a write-down of the assets to fair market value less costs to sell. The building is being marketed to prospective buyers and is available for immediate sale. Buyers have been identified and a sale is expected to close by March 31, 2018. We used significant unobservable inputs (Level 3) in our analysis, including third party offers received to acquire the building. Based on third party offers, management estimated the assets’ fair market values less costs to sell at approximately $11.3 million, which resulted in the carrying value exceeding the fair market value by $4.8 million. No change in fair value has occurred since the original re-valuation date. As a result, Land, Building and Equipment Held for Sale, Net of $11.3 million was recorded on the Consolidated Balance Sheets at September 30, 2017 and June 30, 2017. See “Note 2: Assets Held for Sale” for further discussion.

During the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. Based on current estimates, using significant unobservable inputs (Level 3) in our analysis, we recorded impairment charges to building, building improvements, furniture and equipment of $10.9 million in the first three months of fiscal year 2018. The impairment charges are included in Cost of Educational Services in the Consolidated Statements of Income.

The following table presents Adtalem's assets and liabilities at September 30, 2017, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$273,751	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	4,139	-	-
Institutional Loans Receivable, Net	-	46,825	-
Deferred Acquisition Obligations	-	19,611	-
FIES Receivable	-	16,707	-
Total Financial Assets at Fair Value	$277,890	$83,143	$-

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

The following table presents Adtalem's assets and liabilities at September 30, 2016, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

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

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets, Net on the Consolidated Balance Sheets as of September 30, 2017, June 30, 2017 and September 30, 2016 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 6: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $6.9 million, $14.8 million and $10.9 million was classified as Accrued Expenses in the Consolidated Balance Sheets at September 30, 2017, June 30, 2017 and September 30, 2016, respectively, and $12.7 million, $11.8 million and $17.7 million was classified as Deferred Rent and Other Liabilities on the Consolidated Balance Sheets at September 30, 2017, June 30, 2017 and September 30, 2016, respectively.

The fair value of Adtalem Brazil’s receivable under Brazil’s FIES public loan program included in Accounts Receivable, Net on the Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017, and in Other Assets, Net on the Consolidated Balance Sheet as of September 30, 2016 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of September 30, 2016, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 6: FINANCING RECEIVABLES

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

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands).

	September 30, 2017		June 30, 2017		September 30, 2016
Gross Institutional Loans		$59,788		$59,489		$71,669
Allowance for Credit Losses:
Balance at July 1	$(12,071)		$(20,800)		$(20,800)
Charge-offs and Adjustments	651		17,949		2,513
Recoveries	(44)		(573)		(316)
Additional Provision	(1,499)		(8,647)		(2,854)
Balance at End of Period		(12,963)		(12,071)		(21,457)
Net Institutional Loans		$46,825		$47,418		$50,212

During the second quarter of fiscal year 2017, certain institutional loan balances were forgiven as part of a regulatory settlement with the FTC. The amounts related to this settlement were $17.5 million in active outstanding balances, which carried related allowance for credit loss reserves of $13.4 million. Also forgiven were $12.9 million of inactive loan balances and accrued interest, which had previously been removed from the Net Institutional Loans balance.

Of the net balances above, $19.9 million, $20.8 million and $23.0 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at September 30, 2017, June 30, 2017 and September 30, 2016, respectively, and $26.9 million, $26.6 million and $27.2 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at September 30, 2017, June 30, 2017 and September 30, 2016, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging analysis of past due institutional loans (in thousands).

	September 30,	June 30,	September 30,
	2017	2017	2016
Institutional Loans:
Performing	$48,131	$48,731	$51,234
Nonperforming	11,657	10,758	20,435
Total Institutional Loans	$59,788	$59,489	$71,669

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Loans
Institutional Loans:
September 30, 2017	$7,536	$2,068	$1,266	$11,657	$22,527	$37,261	$59,788
June 30, 2017	$7,538	$2,234	$651	$10,758	$21,181	$38,308	$59,489
September 30, 2016	$7,892	$2,680	$1,782	$20,435	$32,789	$38,880	$71,669

Loans are considered nonperforming if they are more than 120 days past due. At September 30, 2017, nonperforming loans totaled $11.7 million, of which $11.5 million had a specific allowance for credit losses. At June 30, 2017, nonperforming loans totaled $10.8 million, of which $10.7 million had a specific allowance for credit losses. At September 30, 2016, nonperforming loans totaled $20.4 million, of which $20.2 million had a specific allowance for credit losses.

NOTE 7: SHARE REPURCHASE PROGRAMS

Adtalem has repurchased shares under the following programs as of September 30, 2017:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,672,250	36.6
February 16, 2017	2,263,225	78.4
Totals	16,794,988	$612.7

On February 16, 2017, the Board authorized Adtalem’s tenth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2020. A total of 1,477,929 shares were repurchased during the three months ended September 30, 2017 under the tenth share repurchase program for an aggregate of $50.4 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 8: BUSINESS COMBINATIONS

Association of Certified Anti-Money Laundering Specialists

On July 1, 2016, Becker completed the acquisition of 100% of the stock of ACAMS for $330.6 million, net of cash of $23.5 million. The payment for this purchase was made in the first quarter of fiscal year 2017, and was funded with available domestic cash balances and $175 million in borrowings under Adtalem’s revolving credit facility. ACAMS is the largest international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Adtalem’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

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

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Becker and ACAMS reporting unit which is classified within the Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include ACAMS’s strategic fit into Adtalem’s expanding presence in professional education, the reputation of the ACAMS brand as a leader in the industry and potential future growth opportunity. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $88.6 million of acquired intangible assets, $39.9 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The values and estimated useful lives by asset type are as follows (in thousands):

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

Intangible assets consist of the following (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$11,561	$(8,860)	5 Years
Customer Relationships	42,900	(6,092)	10 Years
Non-compete Agreements	700	(674)	1 Year
Curriculum/Software	7,243	(2,887)	4 Years
Franchise Contracts	11,088	(1,643)	18 Years
Clinical Agreements	411	(116)	15 Years
Trade Names	1,196	(1,017)	10 Years
Proprietary Technology	500	(156)	4 Years
Total	$75,599	$(21,445)
Indefinite-Lived Intangible Assets:
Trade Names	$111,010
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	101,512
Total	$363,607

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$12,459	$(9,323)
Customer Relationships	42,900	(4,923)
Non-compete Agreements	700	(665)
Curriculum/Software	7,147	(2,329)
Franchise Contracts	10,615	(1,425)
Clinical Agreements	393	(104)
Trade Names	1,145	(945)
Proprietary Technology	500	(125)
Total	$75,859	$(19,839)
Indefinite-Lived Intangible Assets:
Trade Names	$109,519
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	97,179
Total	$357,783

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$14,333	$(8,107)
Customer Relationships	42,900	(1,367)
Non-compete Agreements	1,640	(1,012)
Curriculum/Software	8,151	(1,635)
Franchise Contracts	10,818	(1,002)
Clinical Agreements	401	(87)
Trade Names	1,167	(875)
Proprietary Technology	500	(31)
Total	$79,910	$(14,116)
Indefinite-Lived Intangible Assets:
Trade Names	$110,162
Trademarks	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	99,048
Total	$360,295

Amortization expense for amortized intangible assets was $2.5 million and $3.3 million for the three months ended September 30, 2017 and 2016, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

	Becker and	Adtalem
Fiscal Year	ACAMS	Brazil	Total
2018	$6,501	$2,994	$9,495
2019	6,422	2,152	8,574
2020	4,671	1,515	6,186
2021	4,440	949	5,389
2022	4,300	643	4,943
Thereafter	15,386	6,684	22,070

All amortizable intangible assets except student relationships and customer relationships are being amortized on a straight-line basis. The amount being amortized for student relationships is based on the estimated progression of the students through the respective Faculdade Boa Viagem (“FBV”), Centro Universitário Vale do Ipojuca (“Unifavip”), Damásio Educacional (“Damasio”) and Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. The amount being amortized for customer relationships related to ACAMS is based on the estimated retention of the customers, giving consideration to the revenue and cash flow associated with these existing customers.

Indefinite-lived intangible assets related to trade names, trademarks, Title IV eligibility, accreditations and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. Adtalem’s annual impairment review was most recently completed during the fourth quarter of fiscal year 2017, at which time, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit.

Adtalem has six reporting units which contained goodwill as of the first quarter of fiscal year 2018. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all six reporting units as of September 30, 2017, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the seven reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired

Management does not believe the effects of Hurricanes Irma and Maria have created a triggering event which would require an impairment analysis of AUC’s or RUSM’s indefinite-lived intangible assets and goodwill. Damage to physical property will be repaired with the majority of costs expected to be reimbursable by insurance proceeds. The September 2017 semesters at both institutions will be completed with minimal lost students and revenue and commencement of future semesters is not in question. Management believes it is probable that the response to the crisis and its ability to continue providing educational services demonstrates AUC’s and RUSM’s ability to generate future revenue and operating results sufficient to maintain fair values of these assets in excess of their carrying values.

These interim triggering event conclusions were based on the fact that the qualitative analysis of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2017, except at the DeVry University reporting unit, and that no interim events or deviations from planned operating results occurred as of September 30, 2017, that would cause management to reassess these conclusions.

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

At September 30, 2017, intangible assets from business combinations totaled $417.8 million and goodwill totaled $860.9 million. Together, these assets equaled approximately 54% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

	September 30,	June 30,	September 30,
Reporting Unit	2017	2017	2016
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Becker and ACAMS	306,776	306,653	306,642
Adtalem Brazil	221,683	212,223	215,140
DeVry University	22,196	22,196	22,196
Total	$860,865	$851,282	$854,188

The table below summarizes goodwill balances by reporting segment (in thousands):

	September 30,	June 30,	September 30,
Reporting Segment	2017	2017	2016
Medical and Healthcare	$310,210	$310,210	$310,210
Professional Education	306,776	306,653	306,642
Technology and Business	221,683	212,223	215,140
U.S. Traditional Postsecondary	22,196	22,196	22,196
Total	$860,865	$851,282	$854,188

The table below summarizes the changes in the carrying amount of goodwill by segment (in thousands):

				U.S. Traditional
				Postsecondary
	Medical		Technology		Accumulated
	and	Professional	and		Impairment
	Healthcare	Education	Business	Gross	Losses	Total
Balance at June 30, 2016	310,210	32,043	223,558	207,913	(185,717)	588,007
Purchase Accounting Adjustments	-	-	(4,481)	-	-	(4,481)
Acquisitions	-	274,672	-	-	-	274,672
Foreign exchange rate changes	-	(73)	(3,937)	-	-	(4,010)
Balance at September 30, 2016	310,210	306,642	215,140	207,913	(185,717)	854,188
Purchase Accounting Adjustments	-	17	878	-	-	895
Foreign exchange rate changes	-	(6)	(3,795)	-	-	(3,801)
Balance at June 30, 2017	310,210	306,653	212,223	207,913	(185,717)	851,282
Foreign exchange rate changes	-	123	9,460	-	-	9,583
Balance at September 30, 2017	$310,210	$306,776	$221,683	$207,913	$(185,717)	$860,865

The increase in the goodwill balance from June 30, 2017 in the Professional Education segment is the result of a change in the value of the British Sterling Pound compared to the U.S. dollar. Since Becker’s European subsidiary’s goodwill is recorded in local currency, fluctuations in the value of the British Sterling Pound in relation to the U.S. dollar will cause changes in the balance of this asset. The increase in the goodwill balance from June 30, 2017 in the Technology and Business segment is the result of a change in the value of the Brazilian Real compared to the U.S. dollar. Since Adtalem Brazil goodwill is recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

	September 30,	June 30,	September 30,
Reporting Segment	2017	2017	2016
Medical and Healthcare	$137,500	$137,500	$137,500
Professional Education	67,812	67,812	67,812
Technology and Business	136,450	130,626	133,138
U.S. Traditional Postsecondary	21,845	21,845	21,845
Total	$363,607	$357,783	$360,295

Total indefinite-lived intangible assets increased by $5.8 million from June 30, 2017. The increase is the result of a change in the value of the Brazilian Real as compared to the U.S. dollar. Since Adtalem Brazil intangible assets are recorded in the local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10: RESTRUCTURING CHARGES

During the first three months of fiscal year 2018, Adtalem recorded restructuring charges primarily related to reductions in force (“RIF”) at DeVry University and Adtalem’s home office. Termination benefit charges, as a result of reducing Adtalem’s workforce by 160 positions in the first three months of fiscal year 2018, represented severance pay and benefits for these employees. We also recorded a reduction to restructuring charges in the first three months of fiscal year 2018 for an adjustment to previously accrued estimates for real estate consolidations at Adtalem’s home office. During the first three months of fiscal year 2017, Adtalem recorded restructuring charges primarily related to real estate consolidations at DeVry University, Carrington and Adtalem’s home office. Adtalem’s home office is classified as “Home Office and Other” in “Note 14: Segment Information” to the Consolidated Financial Statements. Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended September 30, 2017
	Real Estate	Termination Benefits	Total
Medical and Healthcare	$26	$86	$112
U.S. Traditional Postsecondary	999	5,857	6,856
Home Office and Other	(625)	1,650	1,025
Total	$400	$7,593	$7,993

	Three Months Ended September 30, 2016
	Real Estate	Termination Benefits	Total
U.S. Traditional Postsecondary	$3,066	$-	$3,066
Home Office and Other	1,663	318	1,981
Total	$4,729	$318	$5,047

The following table summarizes the separation and restructuring plan activity for the fiscal years 2018 and 2017, for which cash payments are required (in thousands):

Liability balance at June 30, 2016	$48,223
Increase in liability (separation and other charges)	27,620
Reduction in liability (payments and adjustments)	(29,728)
Liability balance at June 30, 2017	46,115
Increase in liability (separation and other charges)	7,826
Reduction in liability (payments and adjustments)	(7,794)
Liability balance at September 30, 2017	$46,147

Of this liability balance, $19.4 million is recorded as Accrued Expenses and $26.7 million is recorded as Deferred Rent and Other Liabilities in the Consolidated Balance Sheet at September 30, 2017. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from Adtalem or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges, which may be paid out for periods of up to 8 years.

NOTE 11: INCOME TAXES

The effective tax rate on income was 11.5% for the first quarter of fiscal year 2018, compared to 21.5% for the first quarter of fiscal year 2017. The tax rate decreased due to a shift in the percentage of earnings from foreign operations, which are taxed at a lower rate than income from U.S. operations, tax benefits associated with stock-based compensation and a one-time benefit to reflect the impact of a change in a state tax rate. Adtalem’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

Adtalem has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is Adtalem’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the U.S. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of September 30, 2017, June 30, 2017 and September 30, 2016, cumulative undistributed earnings attributable to international operations were approximately $1,049.4 million, $1,038.5 million and $918.0 million, respectively.

NOTE 12: DEBT

Revolving Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015, which expires on March 31, 2020. The revolving credit agreement (as amended, the “Credit Agreement”) provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. On October 4, 2016, Adtalem entered into a First Amendment to Credit Agreement, which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. Adtalem may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of September 30, 2017, June 30, 2017 and September 30, 2016, Adtalem borrowings under this agreement were $135 million, $125 million and $130 million, respectively, with a weighted average interest rate of 3.24%, 3.18% and 2.53%, respectively. There are no required principal payments under the Credit Agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. Adtalem letters of credit outstanding under this agreement were $68.5 million as of each of September 30, 2017 and June 30, 2017 and $0.1 million as of September 30, 2016. As of September 30, 2017, Adtalem is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of September 30, 2017. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of September 30, 2017.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for the borrowings under the revolving credit facility.

Adtalem also has liabilities recorded for deferred purchase price agreements with sellers related to the purchases of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec and Faculdade de Imperatriz (“Facimp”). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

On August 28, 2015, DeVry University received a request from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”) for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates (the “Inquiry”). The stated purpose of the Inquiry was to permit ED FSA to assess DeVry University’s compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “ED January 2016 Notice”), based on a portion of the Inquiry, and on October 13, 2016, DeVry University and the U.S. Department of Education (“ED”) reached a negotiated agreement to settle the ED January 2016 Notice  (the “ED Settlement”).

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against Adtalem, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased Adtalem common stock between February 4, 2011 and January 27, 2016. The complaint cites a civil complaint (the “FTC lawsuit”) filed by the U.S. Federal Trade Commission on January 27, 2016 against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”), which was resolved with the FTC in 2017, that alleged that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act and the ED January 2016 Notice, as the basis for claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these false or misleading statements about DeVry University graduate outcomes, plaintiff alleges defendants overstated Adtalem’s growth, revenue and earnings potential and made false or misleading statements about Adtalem’s business, operations and prospects. The plaintiff alleges direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act. The plaintiff seeks monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers and URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC seeks to represent a putative class of persons who purchased Adtalem common stock between August 26, 2011 and January 27, 2016 and names an additional individual defendant, Patrick J. Unzicker. Like the original complaint, the SAC asserts claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC.

 On or about June 21, 2016, T’Lani Robinson and Robby Brown filed an arbitration demand with the American Arbitration Association in Chicago, seeking to represent a putative class of students who received a DeVry University education from January 1, 2008 until April 8, 2016 (the “Putative Class Period”). Following Adtalem’s filing of a declaratory judgment action in the United States District Court for the Northern District of Illinois seeking, among other things, an order declaring that federal court is the appropriate venue for this putative class action, on September 12, 2016, Robinson and Brown voluntarily withdrew their demand for arbitration. On September 20, 2016, Robinson and Brown answered the declaratory judgement action and filed a putative class action counterclaim, individually and on behalf of others similarly situated, against Adtalem Inc., DeVry University, Inc., and DeVry/New York, Inc. in the United States District Court for the Northern District of Illinois. The counterclaim asserted causes of action for breach of contract, misrepresentation, concealment, negligence, violations of the Illinois Uniform Deceptive Trade Practices Act, the Illinois Consumer Fraud and Deceptive Trade Practices Act, and the Illinois Private Business and Vocational Schools Act, conversion, unjust enrichment, and declaratory relief. The plaintiffs sought monetary, declaratory, injunctive, and other unspecified relief. On November 4, 2016, following a stipulated dismissal of the declaratory action, the Adtalem Parties moved to dismiss the counterclaim after which plaintiffs voluntarily withdrew it. On December 2, 2016, Robinson and Brown filed an amended complaint adding two additional named plaintiffs. The amended complaint purports to assert nationwide class claims under the above-referenced Illinois statutes and common law theories on behalf of those who, during the Putative Class Period, (i) enrolled in DeVry University; (ii) financed their education with DeVry University with direct loans administered by ED; or (iii) entered into an enrollment agreement with DeVry University and otherwise paid for a DeVry University education. The amended complaint also seeks to represent a fourth class of individuals residing in, or enrolled in a DeVry University campus located in, California during the Putative Class Period bringing claims under the California Business and Profession Code. In addition to the claims previously asserted as described above, the amended complaint adds a claim for breach of fiduciary duty owed students in administering Title IV funds. The Adtalem Parties moved to dismiss the amended complaint on January 13, 2017.

On October 14, 2016, a putative class action lawsuit was filed by Debbie Petrizzo and five other former DeVry University students, individually and on behalf of others similarly situated, against the Adtalem Parties in the United States District Court for the Northern District of Illinois (the “Petrizzo Case”). The complaint was filed on behalf of a putative class of persons consisting of those who enrolled in and/or attended classes at DeVry University from at least 2002 through the present and who were unable to find employment within their chosen field of study within six months of graduation. Citing the FTC lawsuit, the plaintiffs claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserted claims for unjust enrichment and violations of six different states’ consumer fraud, unlawful trade practices, and consumer protection laws. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief.

On October 28, 2016, a putative class action lawsuit was filed by Jairo Jara and eleven others, individually and on behalf of others similarly situated, against the Adtalem Parties in the United States District Court for the Northern District of Illinois (the “Jara Case”). The individual plaintiffs claim to have graduated from DeVry University in 2001 or later and sought to proceed on behalf of a putative class of persons consisting of those who obtained a degree from DeVry University and who were unable to find employment within their chosen field of study within six months of graduation. Citing the FTC lawsuit, the plaintiffs claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserted claims for unjust enrichment and violations of ten different states’ consumer fraud, unlawful trade practices, and consumer protection laws. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief.

By Order dated November 28, 2016, the district court ordered the Petrizzo and Jara Cases be consolidated under the Petrizzo caption for all further purposes. On December 5, 2016, plaintiffs filed an amended consolidated complaint on behalf of 38 individual plaintiffs and others similarly situated. The amended consolidated complaint seeks to bring claims on behalf of the named individuals and a putative nationwide class of individuals for unjust enrichment and alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Private Businesses and Vocational Schools Act of 2012. In addition, it purports to assert causes of action on behalf of certain of the named individuals and 15 individual state-specific putative classes for alleged violations of 15 different states’ consumer fraud, unlawful trade practices, and consumer protection laws. Finally, it seeks to bring individual claims under Georgia state law on behalf of certain named plaintiffs. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief. The Adtalem Parties moved to dismiss the complaint on February 3, 2017.

On January 17, 2017, Harriet Myers filed a complaint derivatively on behalf of Adtalem in the United States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Timothy J. Wiggins, Richard M. Gunst, Patrick J. Unzicker, Christopher B. Begley, David S. Brown, Lisa W. Wardell, Ann Weaver Hart, Lyle Logan, Alan G. Merten, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. The plaintiffs have agreed to a stipulated order moving the case to the United States District Court for the District of Delaware. Citing the FTC lawsuit and settlement, the ED January 2016 Notice and ED Settlement, and the allegations in the lawsuit filed by the Pension Trust Fund for Operating Engineers, each referenced above, the plaintiff alleges that the individual defendants have breached their fiduciary duties and violated federal securities law since at least 2011. The plaintiff asserts that the individual defendants permitted Adtalem to engage in unlawful conduct, failed to correct misconduct or prevent its recurrence, and failed to ensure the accurate dissemination of information to shareholders. The complaint attempts to state three claims: (i) breach of fiduciary duty by all named defendants for allegedly allowing the illegal conduct to occur, (ii) unjust enrichment by all individual defendants in the receipt of compensation, and (iii) violation of Section 14(a) by failing to disclose the alleged illegal scheme in proxy statements and falsely stating that compensation was based on “pay for performance” where those performance results were allegedly false. The plaintiff seeks on behalf of Adtalem monetary, injunctive and other unspecified relief.

On June 20, 2017, the City of Hialeah Employees Retirement System filed a complaint derivatively on behalf of Adtalem in the Court of Chancery of the State of Delaware States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Christopher B. Begley, Lisa W. Wardell, Lyle Logan, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. Citing the FTC lawsuit and settlement, the ED January 2016 Notice and ED settlement, and documents produced in response to plaintiff’s request under Section 220 of the Delaware Code, the plaintiff alleges that the individual defendants have breached their fiduciary duties. The plaintiff asserts that the individual defendants permitted Adtalem and DeVry University to make, and failed to stop, false and misleading advertisements in breach of their fiduciary duties and in bad faith. The plaintiff seeks on behalf of Adtalem monetary and other unspecified relief. The Adtalem Parties moved to dismiss the complaint on September 1, 2017.

NOTE 14: SEGMENT INFORMATION

Adtalem’s principal business is providing postsecondary education. During the third quarter of fiscal year 2017, Adtalem effected a change to reportable segments to align with current strategic priorities and resource allocation. As of the quarter ended March 31, 2017, Adtalem presents four reportable segments: “Medical and Healthcare,” which includes the operations of Chamberlain and the medical and veterinary schools (which include AUC, RUSM, and RUSVM); “Professional Education,” which includes the operations of Becker and ACAMS; “Technology and Business,” which includes the operations of Adtalem Brazil; and “U.S. Traditional Postsecondary,” which includes the operations of DeVry University and Carrington. Prior period amounts have been reclassified to conform to the current reportable segment presentation.

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

Summary financial information by reporting segment is as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Revenue:
Medical and Healthcare	$191,285	$199,769
Professional Education	40,042	34,730
Technology and Business	62,439	58,240
U.S. Traditional Postsecondary	127,881	157,875
Home Office and Other	(622)	(722)
Total Consolidated Revenue	$421,025	$449,892
Operating Income (Loss):
Medical and Healthcare	$26,232	$43,863
Professional Education	10,507	6,057
Technology and Business	1,861	(1,976)
U.S. Traditional Postsecondary	(20,203)	(10,006)
Home Office and Other	(3,961)	(4,831)
Total Consolidated Operating Income	$14,436	$33,107
Segment Assets:
Medical and Healthcare	$944,794	$894,136
Professional Education	446,600	458,974
Technology and Business	637,302	574,860
U.S. Traditional Postsecondary	241,661	311,952
Home Office and Other	113,239	84,434
Total Consolidated Assets	$2,383,596	$2,324,356
Additions to Long-Lived Assets:
Medical and Healthcare	$5,667	$3,303
Professional Education	923	363,710
Technology and Business	3,341	4,785
U.S. Traditional Postsecondary	2,122	1,997
Home Office and Other	1,842	1,227
Total Consolidated Additions to Long-Lived Assets	$13,895	$375,022
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$13,895	$11,318
Increase in Capital Assets from Acquisitions	-	4,913
Increase in Intangible Assets and Goodwill	-	358,791
Total Increase in Consolidated Long-Lived Assets	$13,895	$375,022
Depreciation Expense:
Medical and Healthcare	$6,577	$6,478
Professional Education	238	167
Technology and Business	2,626	1,941
U.S. Traditional Postsecondary	5,358	5,954
Home Office and Other	2,173	2,936
Total Consolidated Depreciation Expense	$16,972	$17,476
Intangible Asset Amortization Expense:
Professional Education	$1,625	$1,902
Technology and Business	872	1,361
Total Consolidated Amortization Expense	$2,497	$3,263

Adtalem conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the three month periods ended September 30, 2017 and 2016. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Revenue from Unaffiliated Customers:
Domestic Operations	$279,907	$302,046
International Operations:
Dominica, St. Kitts and St. Maarten	77,378	88,304
Brazil	62,439	58,240
Other	1,301	1,302
Total International	141,118	147,846
Total Consolidated Revenue	$421,025	$449,892
Long-Lived Assets:
Domestic Operations	$234,048	$284,961
International Operations:
Dominica, St. Kitts and St. Maarten	183,919	189,235
Brazil	110,205	110,772
Other	3,950	3,416
Total International	298,074	303,423
Total Consolidated Long-Lived Assets	$532,122	$588,384

No one customer accounted for more than 10% of Adtalem's consolidated revenue.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, Adtalem Global Education Inc. (“Adtalem”) offers its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the Securities and Exchange Commission (“SEC”). Adtalem’s website is http://www.adtalem.com.

The following discussion of Adtalem’s results of operations and financial condition should be read in conjunction with Adtalem’s Consolidated Financial Statements and the related Notes thereto in “Item 1 – Financial Statements” in this Quarterly Report on Form 10-Q and Adtalem’s Consolidated Financial Statements and related Notes thereto in “Item 8 – Financial Statements and Supplementary Data” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Adtalem’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of Adtalem’s financial statements. These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internal-use developed software; land, building and equipment; stock-based compensation; valuation of goodwill and other intangible assets; valuation of long-lived assets; and income taxes.

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

Following changes in strategic priorities that were implemented in the third quarter of fiscal year 2017, Adtalem is reporting its financial performance based on four reporting segments (Medical and Healthcare, Professional Education, Technology and Business, and U.S. Traditional Postsecondary). Prior periods are presented in accordance with these changes. Management has determined that these reporting segments align with Adtalem’s current strategic priorities and resource allocation. Adtalem’s Chief Operating Decision Maker, its President and Chief Executive Officer, regularly reviews financial information and evaluates operating and management performance based on these new segments. See “Note 14: Segment Information” to the Consolidated Financial Statements in Part I, Item 1, for further discussion.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect Adtalem’s expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as Adtalem or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “plans,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect Adtalem’s results are described throughout this report, including those in Part I, Item 1, “Note 13: Commitments and Contingencies” to the Consolidated Financial Statements, in Part II, “Item 1 – Legal Proceedings,” in Part II, “Item 1A – Risk Factors,” and in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on August 24, 2017, including, without limitation, in “Item 1A – Risk Factors” and in the subsections of “Item 1 – Business” entitled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Seasonality” and “Employees.”

The forward-looking statements should be considered in the context of the risk factors referred to above and discussed elsewhere in this Form 10-Q. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we are not under any obligation to update any forward-looking information whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

OVERVIEW

Adtalem’s financial results for the first quarter of fiscal year 2018 reflect continued revenue decline within the U.S. Traditional Postsecondary segment. In addition, revenue declined in the Medical and Healthcare segment primarily due to the effects of Hurricanes Irma and Maria (see “Hurricanes” discussion below). These revenue declines were partially offset by continued revenue growth from the Professional Education and Technology and Business segments. Income decreased from the year-ago quarter primarily as a result of lost revenue and expenses incurred for hurricane evacuation in the current fiscal year, which was partially offset by cost control measures implemented across all Adtalem institutions and home office. Operational and financial highlights for the first quarter of fiscal year 2018 include:

•	Adtalem Education of Brazil (“Adtalem Brazil”) revenue grew by 7.2% in the first quarter of fiscal year 2018 compared to the year-ago quarter. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, revenue grew 4.3%, driven by organic enrollment growth and program expansion at existing institutions.

•	Chamberlain University (“Chamberlain”) revenue grew by 2.2% in the first quarter of fiscal year 2018 compared to the year-ago quarter. For the September 2017 session, total student enrollment at Chamberlain increased 4.5% to 30,062 students as compared to the same term last year. During the quarter, Chamberlain launched its Master of Public Health (“MPH”) degree program through its new College of Health Professions. Chamberlain continues to invest in its programs, student services and campus locations.

•	The American Institute of Certified Public Accountants (“AICPA”) released its 2016 Elijah Watt Sells Award winners, honoring the candidates with the highest scores on the CPA exam, and 90% of the recipients prepared for the exam using Becker Professional Education’s (“Becker”) industry-leading CPA review materials.

•	Adtalem recorded pre-tax restructuring charges of $8.0 million in the first quarter of fiscal year 2018 primarily related to severance for workforce reductions at DeVry University and Adtalem’s home office. Adtalem expects to incur additional restructuring charges during the remainder of fiscal year 2018 as we continue to right-size operations to better align with current enrollment levels.

•	Adtalem continued its tenth share repurchase program by repurchasing a total of 1,477,929 shares of its common stock at an average cost of $34.08 per share during the first quarter of fiscal year 2018. The Adtalem Board of Directors approved the tenth share repurchase program in February 2017, authorizing Adtalem to repurchase up to $300 million of its common stock through December 31, 2020.

•	Adtalem’s financial position remained strong, generating $90.3 million of operating cash flow during the first three months of fiscal year 2018. As of September 30, 2017, cash and cash equivalents totaled $273.8 million and outstanding borrowings totaled $135.0 million.

HURRICANES

Hurricane Irma

On September 6, 2017, Category 5 Hurricane Irma (“Irma”) caused widespread damage to a large section of the islands of the Caribbean Sea. Irma forced the shut-down of basic science academic instruction of the American University of the Caribbean School of Medicine (“AUC”) and caused significant damage to AUC’s physical property on the island of St. Maarten. All AUC facilities on the island suffered some degree of damage and could not sustain educational operations. The island’s infrastructure was severely incapacitated, resulting in no safe method to house students or colleagues. Adtalem evacuated all students and faculty, and some staff from the island following the storm. As of September 30, 2017, AUC recorded expenses of $5.0 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff. Based upon preliminary damage assessments of the AUC facilities, impairment write-downs of building, building improvements, furniture and equipment of $5.6 million were recorded as of September 30, 2017. Management estimates that total costs to repair and replace damaged facilities and equipment will be in the range of $10 to $12 million. Costs and damage repairs are expected to be covered under AUC’s insurance policies, subject to deductibles. AUC received a partial proof of loss in October 2017, authorizing a $10 million partial payment of insurance settlements. Of this expected payment, $5.3 million was recorded as a receivable as of September 30, 2017 to offset the evacuation expenses and asset write-downs recorded through September 30, 2017, of $10.6 million, less insurance deductibles of $5.3 million. The remaining $4.7 million of the insurance payment is expected to be recorded in the second quarter of fiscal year 2018 to offset additional expenditures incurred, including repairs on facilities and replacement of furniture and equipment. Management does not believe AUC has incurred significant uninsured costs associated with hurricane losses.

Classes for AUC’s September 2017 semester had not commenced as of the date the hurricane struck St. Maarten. AUC management determined that repairs to its facilities and the island infrastructure could not be completed in time to teach the September 2017 basic science semester in St. Maarten; thus, an alternative teaching site was identified. AUC has contracted with the University of Central Lancashire (“UCLAN”), a public university in Preston, United Kingdom to provide classroom facilities, housing and student support for AUC educational operations. All appropriate accreditation and regulatory approvals to teach in Preston have been obtained.

On September 29, 2017, AUC students began basic science academic instruction on the UCLAN campus. Accordingly, AUC recorded two days of basic science revenue in the first quarter of fiscal year 2018 related to the September 2017 semester, in addition to two full months of revenue related to the May 2017 semester, completion of which was unaffected by Irma. The effects of starting the semester late in September reduced revenue in the first quarter of fiscal year 2018 by approximately $3.4 million. AUC expects to complete the September 2017 semester on January 5, 2018. As a result, this revenue will be recognized primarily in the second quarter of fiscal year 2018. Of the students originally registered for the September 2017 semester, approximately 94% have continued the semester in Preston. Incremental costs for conducting operations in Preston above those which would have been incurred under normal operations were approximately $0.2 million in the first quarter of fiscal year 2018. These costs are estimated to be between $2 million and $3 million for the second quarter of fiscal year 2018. Management expects that lost fiscal year 2018 revenue for students who decided not to attend the September 2017 semester in Preston and incremental costs for operating in Preston will be reimbursable under its insurance policy, subject to deductibles. Management plans that beginning with the January 2018 semester, new AUC students, along with students in their second and third semesters will be back on the island of St. Maarten, while those in their fourth and fifth semesters will remain in Preston.

Management does not believe the effects of Irma have created a triggering event, which would require an impairment analysis of AUC’s indefinite-lived intangible assets and goodwill. Damage to physical property will be repaired with the majority of costs expected to be reimbursable by insurance proceeds. The September 2017 semester will be completed with minimal lost students and revenue and commencement of future semesters is not in question. Management believes it is probable that the response to the crisis and its ability to continue providing educational services demonstrates AUC’s ability to generate future revenue and operating results sufficient to maintain fair values of these assets in excess of their carrying values.

Hurricane Maria

On September 19, 2017, Category 5 Hurricane Maria (“Maria”) caused widespread damage to a large section of the islands of the Caribbean Sea. Maria forced the shut-down of basic science academic instruction of the Ross University School of Medicine (“RUSM”) and caused significant damage to RUSM’s physical property on the island of Dominica. All RUSM facilities in Dominica suffered some degree of damage and could not sustain educational operations. The island’s infrastructure was severely incapacitated, resulting in no safe method to house students or colleagues. Adtalem evacuated all students, and most faculty and some staff from the island following the storm. As of September 30, 2017, RUSM recorded expenses of $8.5 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff. Based upon preliminary damage assessments of the RUSM facilities, impairment write-downs of building and building improvements of $5.4 million were recorded as of September 30, 2017. Management estimates that total costs to repair and replace damaged facilities and equipment will be in the range of $15 to $25 million. Costs and damage repairs are expected to be covered under RUSM’s insurance policies, subject to deductibles. RUSM received a partial proof of loss in October 2017, authorizing a $20 million partial payment of insurance settlements. Of this expected payment, $5.8 million was recorded as a receivable as of September 30, 2017 to offset the evacuation expenses recorded through September 30, 2017 of $8.5 million, less an insurance deductible of $2.7 million. RUSM did not recognize any of this expected payment against the impairment of physical assets since this write-down is currently equal to the insurance deductible of $5.4 million. The remaining $14.2 million of the insurance payment is expected to be recorded in the second quarter of fiscal year 2018 to offset additional expenditures incurred, including repairs on facilities and replacement of furniture and equipment. Management does not believe RUSM has incurred significant uninsured costs associated with hurricane losses.

RUSM basic science students had completed two weeks of classes in the September 2017 semester before the hurricane struck Dominica. RUSM management determined that repairs to its facilities and the island infrastructure could not be completed in time to resume teaching the September 2017 semester in Dominica; thus, an alternative teaching site was identified. RUSM has contracted with a cruise ship operator to provide a vessel, which is located at the island of St. Kitts and used for classroom facilities and housing for RUSM basic science educational operations. On October 23, 2017, RUSM students began basic science academic instruction in St. Kitts. RUSM has notified all appropriate accreditors and regulators, and is in the process of obtaining final approvals.

RUSM recorded two weeks of basic science revenue in the first quarter of fiscal year 2018 related to the September 2017 semester, in addition to two full months of revenue related to the May 2017 semester, completion of which was unaffected by Maria. Of the students originally registered for the September 2017 semester, approximately 78% have continued the semester in St. Kitts. Of those not continuing the September semester, approximately two-thirds have indicated an intention of returning for the January 2018 semester. RUSM expects to complete the September 2017 semester on January 5, 2018. The effects of not teaching the entire month of September, along with losing some students due to the transition from Dominica to St. Kitts, reduced revenue in the first quarter of fiscal year 2018 by approximately $4.0 million. Most of this amount is expected to be recognized over the remainder of fiscal year 2018. Incremental costs for conducting operations in St. Kitts above those which would be incurred under normal operations are estimated to be between $20 million and $23 million for the second quarter of fiscal year 2018. Management expects any lost revenue for fiscal year 2018 and incremental costs for operating in St. Kitts will be reimbursable under its insurance policy, subject to deductibles.

Management does not believe the effects of Maria have created a triggering event, which would require an impairment analysis of RUSM’s indefinite-lived intangible assets and goodwill. Damage to physical property will be repaired with the majority of costs expected to be reimbursable by insurance proceeds. The September 2017 semester will be completed with minimal lost students and revenue and commencement of future semesters is not in question. Management believes it is probable that the response to the crisis and ability to continue providing educational services demonstrates RUSM’s ability to generate future revenue and operating results sufficient to maintain fair values of these assets in excess of their carrying values.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the first quarter of fiscal year 2018, Adtalem recorded special items related to the following:

•	Restructuring charges primarily related to reductions in force (“RIF”) at DeVry University and Adtalem’s home office.

During the first quarter of fiscal year 2017, Adtalem recorded special items related to the following:

•	Restructuring charges primarily related to real estate consolidations at DeVry University, Carrington College (“Carrington”) and Adtalem’s home office in order to align its cost structure with enrollments.

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

	Three Months Ended September 30,
	2017	2016
Net Income	$12,785	$25,152
Earnings per Share (diluted)	$0.20	$0.39
Restructuring Expense	$7,993	$5,047
Effect on Earnings per Share (diluted)	$0.13	$0.08
Income Tax Impact on Non-GAAP Adjustments (1)	$(1,864)	$(1,434)
Effect on Earnings per Share (diluted)	$(0.03)	$(0.02)
Net Income Excluding Restructuring Expense, net of tax	$18,914	$28,765
Earnings per Share Excluding Restructuring Expense (diluted)	$0.30	$0.45
Shares used in diluted EPS calculation	63,432	63,896

(1) Represents the income tax impact of non-GAAP adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first three months of both the current and prior fiscal year. Percentages may not add because of rounding.

	Three Months Ended September 30,
	2017		2016
Revenue	100.0%		100.0%
Cost of Educational Services	58.9%		55.7%
Student Services and Administrative Expense	35.7%		35.8%
Restructuring Expense	1.9%		1.1%
Total Operating Cost and Expense	96.6%		92.6%
Operating Income	3.4%		7.4%
Net Interest Income (Expense)	0.0%		(0.2%	)
Income Before Income Taxes	3.5%		7.1%
Income Tax Provision	(0.4%	)	(1.5%	)
Equity Method Investment Loss	(0.0%	)	0.0%
Net Income	3.1%		5.6%
Net (Income) Loss Attributable to Noncontrolling Interest	(0.0%	)	0.0%
Net Income Attributable to Adtalem Global Education	3.0%		5.6%

REVENUE

The following table presents revenue by reporting segment detailing the changes from the year-ago comparative periods including disclosure of the effect of Hurricanes Irma and Maria and the effect of changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for the first quarter of fiscal year 2018 of $421.0 million decreased $28.9 million, or 6.4%, compared to the year-ago quarter. Revenue results by segment are discussed in more detail in the sections below.

	Three Months Ended September 30, 2017
	(in thousands)
Revenue:	Medical and Healthcare		Professional Education	Technology and Business	U.S. Traditional Postsecondary		Home Office and Other	Consolidated
Fiscal Year 2017 as Reported	$199,769		$34,730	$58,240	$157,875		$(722)	$449,892
Organic Growth (Decline)	(1,140)		5,312	2,510	(29,994)		100	(23,212)
Hurricane Impact	(7,344)		-	-	-		-	(7,344)
Effect of Currency Change	-		-	1,689	-		-	1,689
Fiscal Year 2018 as Reported	$191,285		$40,042	$62,439	$127,881		$(622)	$421,025

Fiscal Year 2018 % Change:
Organic Growth (Decline)	(0.6%	)	15.3%	4.3%	(19.0%	)	NM	(5.2%	)
Hurricane Impact	(3.7%	)	-	-	-		NM	(1.6%	)
Effect of Currency Change	-		-	2.9%	-		NM	0.4%
Fiscal Year 2018 % Change
as Reported	(4.2%	)	15.3%	7.2%	(19.0%	)	NM	(6.4%	)

Management expects that for the second quarter of fiscal year 2018, revenue will be down 4 to 5 percent compared to the second quarter of fiscal year 2017. Revenue growth within Medical and Healthcare, including approximately $5 million related to hurricane timing, along with growth within the Professional Education, and Technology and Business segments is expected to be offset by continuing planned revenue declines in the U.S. Traditional Postsecondary segment resulting from the impact of lower new and total student enrollments.

Medical and Healthcare

Medical and Healthcare segment revenue decreased 4.2%, or $8.5 million, to $191.3 million in the first quarter of fiscal year 2018 compared to the year-ago quarter. Hurricanes Irma and Maria forced shut-downs of basic science academic instruction at AUC and RUSM, respectively, resulting in a revenue loss in the first quarter of fiscal year 2018 of approximately $7.3 million. Most of this lost revenue is expected to be recognized over the remainder of fiscal year 2018. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain University

Chamberlain University Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017	Sept. 2017
New Students	2,497	4,962
% Change from Prior Year	16.5%	(0.8%	)
Total Students	26,811	30,062
% Change from Prior Year	6.3%	4.5%

	Fiscal Year 2017
Term	July 2016		Sept. 2016	Nov. 2016	Jan. 2017		Mar. 2017	May 2017
New Students	2,144		5,003	2,660	4,185		2,713	3,779
% Change from Prior Year	(1.7%	)	1.2%	3.2%	(3.0%	)	11.7%	4.0%
Total Students	25,229		28,781	28,268	29,789		29,726	28,961
% Change from Prior Year	15.9%		11.5%	10.2%	6.6%		7.3%	5.7%

Chamberlain revenue increased 2.2%, or $2.4 million, to $113.9 million in the first quarter of fiscal year 2018 compared to the year-ago quarter, driven primarily by total enrollment increases. In the current fiscal year, the decline in new student, year-over-year enrollment, was the result of the inability to admit new students to the Houston campus Bachelor of Science in Nursing (“BSN”) degree program (see explanation in paragraph below) along with the inability to execute on recruiting plans in many markets, particularly in the onsite, BSN degree program.

The Chamberlain campus in Houston, Texas, was placed on conditional status, effective January 19, 2017, by the Texas Board of Nursing (“TBN”), as a result of falling below the state-required first time pass rate on the National Council of Nursing Licensure Exam (“NCLEX”). Conditional status prohibited the campus from admitting new students to its program through September 30, 2017. The Houston campus has improved its processes and is making progress on improving pass rates. If the campus achieves the required pass rate by September 30, 2017, the campus will return to full approval and be eligible to admit new students for the January 2018 session. Final pass rates for the latest NCLEX have not been issued. In the event that the campus is unable to achieve the required pass rate by September 30, 2017, Chamberlain will voluntarily close the Houston program, teach out the current students, and reapply to the TBN for approval in October 2018. Students graduating from the program would graduate from an accredited, but closed, program. There is significant precedence for this approach, and the TBN has been supportive of this plan. Chamberlain’s other two campuses in Texas (Pearland and Irving) are not affected. Average total enrollment at this campus in fiscal year 2017 was 389 students, which represents less than 5% of total Chamberlain campus-based enrollment for fiscal year 2017.

Chamberlain currently operates 20 campuses in 14 states and has completed construction of a new campus in New Orleans, Louisiana. After obtaining appropriate regulatory approvals, we anticipate opening the new campus in May 2018.

Tuition Rates:

•	Effective for sessions beginning in May 2017, tuition is $675 per credit hour for students enrolling in the BSN onsite program. This tuition rate is unchanged from the prior year.

•	Effective for sessions beginning in May 2017, tuition is $590 per credit hour for students enrolled in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program. Tuition for students enrolled in the online Master of Science in Nursing (“MSN”) program is $650 per credit hour. For students enrolled in the Family Nurse Practitioner (“FNP”) track, tuition is $665 per credit hour for the ten FNP specialty courses. Tuition for the online Doctor of Nursing Practice (“DNP”) program is $750 per credit hour. All of these tuition rates are unchanged from the prior year.

•	Effective for sessions beginning in July 2017, tuition for the MPH program is $550 per credit hour. This program was launched in July 2017.

These tuition rates do not include the cost of books, supplies, transportation or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2018		Fiscal Year 2017
Term	Sept. 2017		Sept. 2016		Jan. 2017		May 2017
New Students	812		806		462		458
% Change from Prior Year	0.7%		(18.7%	)	(10.8%	)	(14.4%	)
Total Students	5,744		6,168		5,863		5,491
% Change from Prior Year	(6.9%	)	(5.8%	)	(8.0%	)	(6.1%	)

The medical and veterinary schools revenue decreased 12.4%, or $10.9 million, to $77.4 million in the first quarter of fiscal year 2018 compared to the year-ago quarter, driven primarily by a revenue loss of approximately $7.3 million due to the effects of Hurricanes Irma and Maria, which forced temporary shut-downs of basic science academic instruction in the September 2017 semester at AUC and RUSM. In addition, enrollment declines at AUC and RUSM in the May 2017 semester, which contributed revenue for the first two months of fiscal year 2018, resulted in decreased revenue. These enrollment declines were partially offset by tuition price increases at AUC and RUSM for the September 2017 semester, as well as enrollment increases at RUSVM. As displayed in the table above, consolidated medical and veterinary schools total student enrollment declined in each of the last four semesters compared to the respective year-ago semesters. The hurricanes and the subsequent relocation of instructional facilities resulted in lower basic science total student enrollment at both AUC and RUSM for the September 2017 semester. Besides these hurricane enrollment losses, the declines were primarily the result of increased competition. Management is executing its plan to differentiate the medical and veterinary schools from the competition and improve the effectiveness of its marketing strategies by restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year. Prior to the hurricanes, these strategies were successful in improving recruitment results as the medical schools were expected to realize increased new student enrollment for the September 2017 semester.

Management believes the demand for medical education remains strong and can support management’s longer-term growth expectations to grow new enrollments in the low-single digit range; however, heightened competition may adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective for semesters beginning in September 2017, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $21,695 and $24,272, respectively, per semester. These tuition rates represent a 3.5% increase over the prior academic year.

•	Effective for semesters beginning in September 2017, tuition rates for the beginning basic sciences and Internal Medicine Foundations/final clinical portion of the programs at RUSM are $22,345 and $24,660, respectively, per semester. These tuition rates represent a 4.8% increase over the prior academic year.

•	Effective for semesters beginning in September 2017, tuition rates for the basic sciences and final clinical portion of the programs at RUSVM are $18,310 and $22,985, respectively, per semester. These tuition rates are unchanged from the prior academic year.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses or health insurance.

Professional Education

Revenue in the Professional Education segment increased 15.3%, or $5.3 million, to $40.0 million in the first quarter of fiscal year 2018 compared to the year-ago quarter. The increase is driven by revenue growth at the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), partially offset by a decline in the number of CPA exam candidates taking the Becker Exam Review Course compared to the year-ago quarter.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of Adtalem Brazil, increased 7.2%, or $4.2 million, to $62.4 million in the first quarter of fiscal year 2018 compared to the year-ago quarter. The increase in value of the Brazilian Real compared to the U.S. dollar increased reported revenue in the first quarter of fiscal year 2018 by $1.7 million compared to the year-ago quarter. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis, revenue increased by 4.3% in the first quarter of fiscal year 2018 compared to the year-ago quarter. Revenue growth was driven primarily by increased total higher education student enrollment due to increased persistence, partially offset by a decline in the number of students enrolled in law exam test preparation courses. This decline is related to changes in the exam resulting in lower pass rates for the first level of the exam, which lowered demand for preparation courses for the subsequent level.

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

Key enrollment trends for Adtalem Brazil are set forth below.

Adtalem Brazil Student Enrollment:

	Fiscal Year 2018		Fiscal Year 2017
Term	Sept. 2017		Sept. 2016	Mar. 2017
New Students	14,507		15,892	22,531
% Change over Prior Year	(8.7%	)	10.4%	(9.0%	)
Total Students	78,340		76,862	79,564
% Change over Prior Year	1.9%		32.9%	0.4%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damásio Educacional (“Damasio”). The effect of acquisitions on the enrollment figures are as follows:

•	The acquisition of Faculdade de Imperatriz (“Facimp”), which occurred in the fourth quarter of fiscal year 2016, added 622 new student enrollments and 2,050 total student enrollment to the March 2017 semester totals. Excluding the effect of this acquisition, new enrollment decreased 11.5% and total enrollment decreased 2.2% in the March 2017 semester compared to the March 2016 semester.

•	The acquisitions of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”), which occurred in the second quarter of fiscal year 2016, and Facimp added 3,322 new student enrollments and 16,688 total student enrollment to the September 2016 semester totals. Excluding the effect of these acquisitions, new enrollment decreased 12.7% and total enrollment increased 4.1% in the September 2016 semester compared to the September 2015 semester.

Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. Management believes the decrease in new student enrollment in the September 2017 semester is the result of changes in the FIES program. As of June 30, 2017, approximately 26% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 28% of Adtalem Brazil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes included reducing the number of new FIES contracts, decreasing the monthly maximum family income limits that students’ families must not exceed in order to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the Brazilian government reduced the frequency of payments to participating institutions and increased the annual interest rate borrowers are charged from 3.4% to 6.5%.

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

The Brazilian government recently changed regulations on opening and operating distance learning in the country. The approval process for launching online facilities was streamlined, making this segment more economically attractive to larger institutions. Adtalem Brazil will begin offering several bachelor’s and associate degree programs via distance learning in February 2018. These programs will be offered under the Damasio-Unifavip brand. They will be delivered through the Damasio network of over 200 learning centers, which currently have the infrastructure and staff necessary to support distance learning degrees.

Adtalem Brazil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”), which may impose limits on the number of students who can be enrolled in its programs. There are currently no restrictions on any Adtalem Brazil institutions or programs.

U.S. Traditional Postsecondary

U.S. Traditional Postsecondary segment revenue decreased 19.0%, or $30.0 million, to $127.9 million in the first quarter of fiscal year 2018 compared to the year-ago quarter. Revenue declined as a result of declines in student enrollment at DeVry University and Carrington as each repositions itself to stabilize enrollment. Enrollment declines at DeVry University are expected to continue through fiscal year 2018, which will result in lower revenue. Key trends for DeVry University and Carrington are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017		Sept. 2017
New Students	2,616		2,825
% Change over Prior Year	(11.4%	)	(17.7%	)
Total Students	18,853		19,287
% Change over Prior Year	(22.1%	)	(21.4%	)

	Fiscal Year 2017
Term	July 2016		Sept. 2016		Nov. 2016		Jan. 2017		Mar. 2017		May 2017
New Students	2,953		3,432		3,092		2,528		2,545		2,406
% Change over Prior Year	(26.2%	)	14.3%		7.2%		(16.7%	)	(14.3%	)	(19.3%	)
Total Students	24,213		24,540		24,015		22,994		22,192		20,691
% Change over Prior Year	(22.6%	)	(22.9%	)	(20.3%	)	(21.6%	)	(20.9%	)	(21.9%	)

DeVry University Graduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017		Sept. 2017
Total Coursetakers	7,442		7,915
% Change from Prior Year	(23.6%	)	(22.0%	)

	Fiscal Year 2017
Term	July 2016		Sept. 2016		Nov. 2016		Jan. 2017		Mar. 2017		May 2017
Total Coursetakers	9,742		10,146		9,589		9,553		9,185		8,469
% Change from Prior Year	(19.4%	)	(21.6%	)	(23.1%	)	(22.8%	)	(21.5%	)	(21.7%	)

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Tuition Rates:

•	For sessions beginning in July 2017, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for new students, which is unchanged from the prior year. If a student was enrolled before September 2015, they will continue to pay $609 per credit hour for up to seven credit hours and $365 for each credit hour in excess of seven credit hours as they are covered under DeVry University’s Fixed Tuition Promise (“FTP”). DeVry University has frozen both undergraduate and graduate tuition for the past several years. DeVry University is offering a new lower tuition rate for the July 2017 and future sessions to one of DeVry University’s “Tech Path” associate or bachelor’s degree programs. These amounts do not include the cost of books, fees, supplies, transportation or living expenses.

•	For sessions beginning in July 2017, Keller Graduate School of Management (“Keller”) program tuition per course is $2,298. This tuition rate is unchanged from the prior year.

•	Any tuition rate increases after July 2017 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its FTP or, if later, at the time of their enrollment. To remain eligible for the FTP students may not miss more than five consecutive sessions. The FTP was eliminated for new students enrolling for sessions beginning in July 2017 for both DeVry University and Keller.

Revenue at DeVry University decreased 20.8%, or $25.1 million, to $95.7 million in the first quarter of fiscal year 2018 compared to the year-ago quarter as a result of decreases in undergraduate and graduate enrollment. Management believes the decreases in enrollment and the resulting continued decline in revenue have been due to several internal and external factors, which have resulted in a reduction in interest and lower demand for DeVry University’s programs, including the following:

•	Heightened competition from both public and private-sector education providers. Management believes heightened competition at the local level has increased, as traditional four-year colleges are targeting adult students, DeVry University’s largest student segment, to a much greater extent. In addition, public-sector and independent colleges are taking a share from national competitors.

•	Our competitors offer programs and degrees at a lower price than DeVry University. While students appear willing to pay a higher price for private independent colleges, DeVry University is more expensive than many of its public and private-sector competitors. This has resulted in increasing pricing pressure, which hinders revenue growth. DeVry University has not raised per credit hour tuition since July 2012 and does not anticipate having the ability to raise prices in the near-term. As noted above, DeVry University is offering a new lower tuition rate, for students who apply after April 21, 2017 for the July 2017 session and forward to one of DeVry University’s “Tech Path” associate or bachelor’s degree programs. Tuition is $487 per credit hour as compared to the standard rate of $609 per credit hour.

•	Management has discontinued programs that do not differentiate DeVry University or support the “DeVry Tech” value proposition. This “DeVry Tech” initiative infuses a foundation of technology skills, or “Tech Path,” into all of DeVry University program offerings.

•	Regulatory and other legal actions and the claims contained in these actions may have diminished DeVry University’s reputation in the education sector. These actions and the resulting negative publicity may have decreased interest by potential students. Management believes the settlement of the Federal Trade Commission (“FTC”) litigation and our denying of all wrongdoing should enable DeVry University to alleviate potential student concerns; however, we cannot quantify how this has effected, and may in the future effect, enrollment.

•	The regulatory environment in which DeVry University currently operates and the national attention on the for-profit education industry, including the failure of several high profile competitors, hinders our ability to attract new students, which is expected to continue into the foreseeable future.

•	The general economic environment has impacted price sensitivity and the ability and willingness of students to incur debt to finance their education. Also, during periods when unemployment rates decline or remain stable, as in recent years, prospective students have more employment options and may forgo or delay obtaining a postsecondary education.

New student enrollment declines will continue to drive down total student enrollment, which will result in revenue declines on the magnitude of the percentage declines in total students. To address the issue of declining enrollment, DeVry University is focused on implementing management’s transformation strategy, which includes both near-term actions to stabilize enrollments and maintain positive economics and longer-term investments to increase competitiveness and differentiation. Management’s plans include attracting additional new students and improving the persistence of existing students. Over the long-term, management’s goal is to transform DeVry University by improving the student experience and programs, addressing affordability and improving awareness of the university’s programs. Management expects to accomplish this with more effective marketing, launching new, flexible programs, creating shorter programs, including certificate programs, and increasing focus on corporate and employer relationships. Indicative of our efforts to improve enrollment is the launch of the “DeVry Tech” initiative in January 2017, and the announcement of a 20% tuition reduction for the July 2017 and future sessions to one of the “Tech Path” associate or bachelor’s degree programs. Whether a student is taking a healthcare program, a business program or a technology program, they will graduate with not only an expertise in their chosen major, but also a strong foundation of technology skills that will help them bring together people, processes, data and devices to help solve business problems for their employer. Management believes this approach will further establish a reputation for DeVry University graduates as highly valued employees recognized for using technology to solve problems. In addition, the DeVry Works initiative has been an increasingly large contributor to DeVry University’s stabilization. The program has gone from three to four percent of new enrollment one year ago to about 14 percent of new enrollment as of the first quarter of fiscal year 2018.

DeVry University enrollment declines have reduced revenue by approximately 50% since fiscal year 2014. In response, management has focused on increasing cost efficiencies and has reduced costs by approximately 50% over this time period through the following methods:

•	Analyzing facility usage requirements and rightsizing the DeVry University footprint in each market in which it operates. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 40 campus locations and completed additional campus size reductions. This resulted in fiscal year 2017 facility costs that were approximately $34 million, which is 46% lower compared to fiscal year 2014. As of the commencement of the September 2017 session, DeVry University operates 59 locations and management continues to evaluate campus performance. In September 2017, DeVry University management announced the closure of eight additional campus locations to be completed in early calendar year 2018. Management has made the decision to sell the DeVry University owned facility in Pomona, California, and is intending to remain in this market in a smaller leased space. Management is also currently renegotiating leases in several other markets to reduce space and lower future operating costs.

•	Optimizing course scheduling to better utilize classrooms and faculty and simplifying program offerings. The average class size at DeVry University has increased from historical levels of 17 students to 21.9 students in the September 2017 session.

•	Adjusting staffing and management structure within DeVry University. Total full-time faculty and administrative headcount at DeVry University decreased from 2,595 in fiscal year 2014 to 1,101 in fiscal year 2017. Direct cost of instruction labor costs were approximately $160 million, or 61%, lower in fiscal year 2017 compared to fiscal year 2014. This process of adjusting staffing costs will continue in the near-term as management continually evaluates staffing needs based on enrollment trends. This may result in future staff reductions as well as management realignment. Adtalem home office administration costs have also been reduced and will continue to be evaluated based on the need to support a smaller DeVry University organization. Home office costs allocated to DeVry University declined approximately 16% in the first quarter of fiscal year 2018 compared to the year-ago quarter.

•	Managing advertising expenditures. In fiscal year 2017, management reduced advertising expense by approximately $19 million, or 15%, compared to the prior year. Advertising expense declined by approximately 20%, or $7 million, in the first quarter of fiscal year 2018 compared to the year-ago quarter and is expected to decline throughout fiscal year 2018 but at a slower rate.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2018		Fiscal Year 2017
Term	Sept. 2017		Sept. 2016		Dec. 2016		Mar. 2017		June 2017
New Students	2,155		2,338		1,437		1,892		1,384
% Change from Prior Year	(7.8%	)	(9.5%	)	(22.7%	)	(8.1%	)	(17.7%	)
Total Students	5,258		6,638		5,910		6,026		5,362
% Change from Prior Year	(20.8%	)	(12.2%	)	(18.0%	)	(16.1%	)	(17.1%	)

Carrington revenue decreased 13.1%, or $4.9 million, to $32.1 million in the first quarter of fiscal year 2018 compared to the year-ago quarter, driven by declining enrollment. Enrollment declines are the result of changing demand for career education given low unemployment, rising wages and increased competition. To improve enrollment results, management is focused on bringing relevant programs to serve areas of the workforce where supply and demand imbalances exist.

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

	Three Months Ended September 30, 2017
	(in thousands)
Cost of Educational Services:	Medical and Healthcare		Professional Education	Technology and Business		U.S. Traditional Postsecondary		Home Office and Other	Consolidated
Fiscal Year 2017 as Reported	$106,590		$7,191	$48,152		$87,320		$1,420	$250,673
Cost (Reduction) Investment	(3,738)		229	(2,004)		(12,324)		464	(17,373)
Hurricane Impact	13,617		-	-		-		-	13,617
Effect of Currency Change	-		-	1,199		-		-	1,199
Fiscal Year 2018 as Reported	$116,469		$7,420	$47,347		$74,996		$1,884	$248,116

Fiscal Year 2018 % Change:
Cost (Reduction) Investment	(3.5%	)	3.2%	(4.2%	)	(14.1%	)	NM	(6.9%	)
Hurricane Impact	12.8%		-	-		-		NM	5.4%
Effect of Currency Change	-		-	2.5%		-		NM	0.5%
Fiscal Year 2018 % Change
as Reported	9.3%		3.2%	(1.7%	)	(14.1%	)	NM	(1.0%	)

Cost of Educational Services decreased 1.0%, or $2.6 million, to $248.1 million in the first quarter of fiscal year 2018 compared to the year-ago quarter. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services decreased 1.5%, or $3.8 million, compared to the year-ago quarter. Costs decreased primarily as a result of cost reduction measures at DeVry University, Chamberlain, Carrington and Adtalem Brazil. Cost of Educational Services within DeVry University was lower by 17.3%, or $11.0 million, in the first quarter of fiscal year 2018 compared to the year-ago quarter. These cost reductions were partially offset by $13.6 million of expense, primarily representing the deductibles under insurance policies, incurred for facility and equipment impairment write-offs and the evacuations of AUC and RUSM students, faculty and staff in the wakes of Hurricanes Irma and Maria. Costs at the Professional Education segment increased to support growth at ACAMS.

As a percentage of revenue, Cost of Educational Services increased to 58.9% in the first quarter of fiscal year 2018 compared to 55.7% during the year-ago quarter. The increase was primarily the result of the negative effects on revenue and expense from Hurricanes Irma and Maria.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

	Three Months Ended September 30, 2017
	(in thousands)
Student Services and Administrative Expense:	Medical and Healthcare		Professional Education	Technology and Business	U.S. Traditional Postsecondary		Home Office and Other	Consolidated
Fiscal Year 2017 as Reported	$49,316		$21,482	$12,064	$77,495		$708	$161,065
Cost (Reduction) Investment	(843)		632	902	(11,262)		(279)	(10,850)
Effect of Currency Change	-		-	265	-		-	265
Fiscal Year 2018 as Reported	$48,473		$22,114	$13,231	$66,233		$429	$150,480

Fiscal Year 2018 % Change:
Cost (Reduction) Investment	(1.7%	)	2.9%	7.5%	(14.5%	)	NM	(6.7%	)
Effect of Currency Change	-		-	2.2%	-		NM	0.2%
Fiscal Year 2018 % Change
as Reported	(1.7%	)	2.9%	9.7%	(14.5%	)	NM	(6.6%	)

Student Services and Administrative Expense decreased 6.6%, or $10.6 million, to $150.5 million in the first quarter of fiscal year 2018 compared to the year-ago quarter. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense decreased 6.7%, or $10.9 million, compared to the year-ago quarter. The decrease was primarily the result of cost reduction measures. Over the past several years, Adtalem has reduced costs through staffing adjustments primarily at DeVry University, Carrington and Adtalem’s home office while maintaining services that drive successful outcomes. Also, management is finding ways to be more efficient in marketing and recruiting efforts. Student Services and Administrative Expense within DeVry University was lower by 17.8%, or $11.4 million, in the first quarter of fiscal year 2018 compared to the year-ago quarter. The cost reductions were partially offset with cost increases to support growth at ACAMS and Adtalem Brazil. Amortization of finite-lived intangible assets decreased by $0.8 million during the first quarter of fiscal year 2018 compared to the year-ago quarter. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 35.7% in the first quarter of fiscal year 2018 compared to 35.8% during the year-ago quarter. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that for the second quarter of fiscal year 2018, total operating costs will decrease 1 to 2 percent compared to the second quarter of fiscal year 2017, driven by the impact of savings from Adtalem’s continued cost reduction measures.

Restructuring Expense

During the first three months of fiscal year 2018, Adtalem recorded restructuring charges primarily related to reductions in force (“RIF”) at DeVry University and Adtalem’s home office. Termination benefit charges, as a result of reducing Adtalem’s workforce by 160 positions in the first three months of fiscal year 2018, represented severance pay and benefits for these employees. We also recorded a reduction to restructuring charges in the first three months of fiscal year 2018 for an adjustment to previously accrued estimates for real estate consolidations at Adtalem’s home office. During the first three months of fiscal year 2017, Adtalem recorded restructuring charges primarily related to real estate consolidations at DeVry University, Carrington and Adtalem’s home office. Adtalem’s home office is classified as “Home Office and Other” in Part I, Item 1, “Note 14: Segment Information” to the Consolidated Financial Statements. Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended September 30, 2017
	Real Estate	Termination Benefits	Total
Medical and Healthcare	$26	$86	$112
U.S. Traditional Postsecondary	999	5,857	6,856
Home Office and Other	(625)	1,650	1,025
Total	$400	$7,593	$7,993

	Three Months Ended September 30, 2016
	Real Estate	Termination Benefits	Total
U.S. Traditional Postsecondary	$3,066	$-	$3,066
Home Office and Other	1,663	318	1,981
Total	$4,729	$318	$5,047

Cash payments for restructuring charges were $7.8 million in the first quarter of fiscal year 2018. The remaining accrual for these charges is $46.1 million as of September 30, 2017. The balance is expected to be paid within the next 12 months except for rent charges, which may be paid out for periods of up to 8 years. Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2018 as Adtalem continues to reduce cost where enrollment levels necessitate such realignment of expense.

Management expects charges for real estate consolidations and severance pay and benefits for workforce reductions to be in the range of $5 to $10 million for the remainder of fiscal year 2018. Most of these charges are expected to occur in the U.S. Traditional Postsecondary segment.

OPERATING INCOME

Total consolidated operating income decreased 56.4%, or $18.7 million, to $14.4 million in the first quarter of fiscal year 2018 compared to the year-ago quarter. The primary drivers of the decrease in operating income were $21.0 million in reduced revenue and additional costs incurred due to the impacts of Hurricanes Irma and Maria, and a $2.9 million increase in restructuring expense. Excluding the effects of the hurricanes, the increase in restructuring expense, and the effect of a $0.2 million increase from the change in exchange rates, consolidated operating income increased 13.1% in the first quarter of fiscal year 2018 compared to the year-ago quarter. Cost reduction efforts across Adtalem and revenue growth in the Professional Education and Technology and Business segments more than offset the effect on operating income of the revenue declines at DeVry University and Carrington.

Medical and Healthcare

Medical and Healthcare segment operating income decreased 40.2%, or $17.6 million, to $26.2 million in the first quarter of fiscal year 2018 compared to the year-ago quarter. The primary driver of the decrease in operating income was $21.0 million in reduced revenue and additional costs incurred due to the impacts of Hurricanes Irma and Maria. Excluding the effects of the hurricanes, segment operating income increased 7.6%, or $3.3 million, in the first quarter of fiscal year 2018 compared to the year-ago quarter, primarily driven by cost control at Chamberlain.

Professional Education

Professional Education segment operating income increased 73.5%, or $4.5 million, to $10.5 million in the first quarter of fiscal year 2018 compared to the year-ago quarter. The increased operating income is the result of revenue growth at ACAMS.

Technology and Business

Technology and Business segment operating income was $1.9 million for the first quarter of fiscal year 2018 compared to a loss of $2.0 million in the year-ago quarter. Included in operating income in the first quarter of fiscal year 2018 is $0.2 million from the effect of exchange rates. The increased operating income was primarily driven by higher education revenue growth at Adtalem Brazil.

U.S. Traditional Postsecondary

U.S. Traditional Postsecondary segment operating loss was $20.2 million for the first quarter of fiscal year 2018 compared to a loss of $10.0 million in the year-ago quarter. Excluding $6.9 million of restructuring expense, which increased from $3.1 million in the year-ago quarter, the segment operating loss was $13.3 million in the first quarter of fiscal year 2018 compared to a loss of $6.9 million in the year-ago quarter. This decrease was the result of a decline in revenue resulting from the impact of lower new and total student enrollments, partially offset by cost savings. Total segment expenses in the first quarter of fiscal year 2018, excluding special charges, decreased $23.6 million, or 14.3%, compared to the year-ago quarter. These expense reductions at DeVry University offset approximately 89% of the lower revenue in the first quarter of fiscal year 2018. In September 2017, DeVry University announced the closure of eight additional campus locations, which will be completed in early calendar year 2018. Management believes that additional consolidations and closures of DeVry University centers are likely to occur.

NET INTEREST INCOME (EXPENSE)

Net interest income in the first quarter of fiscal year 2018 was $0.2 million compared to net interest expense of $1.1 million in the year-ago quarter. The net interest income increase was primarily the result of increased interest income from higher invested cash balances at Adtalem Brazil.

INCOME TAXES

The effective income tax rate on income was 11.5% in the first quarter of fiscal year 2018 compared to 21.5% for the first quarter of fiscal year 2017. The tax rate decreased due to a shift in the percentage of earnings from foreign operations, which are taxed at a lower rate than income from U.S. operations, tax benefits associated with stock-based compensation and a one-time benefit to reflect the impact of a change in a state tax rate. Adtalem’s effective income tax rate reflects benefits derived from significant operations outside the U.S. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

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

At September 30, 2017, total accounts receivable, net of related reserves, was $189.8 million compared to $184.3 million at September 30, 2016. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, total accounts receivable, net of related reserves, increased $4.1 million. The main drivers of the increase were a higher receivable balance at Adtalem Brazil from higher revenue and a reclassification of a long-term FIES receivable of $13.0 million to current accounts receivable and a higher receivable balance at AUC due to the late start of the September 2017 semester caused by Hurricane Irma. These increases were partially offset by lower receivable balances at DeVry University and Becker from lower enrollment and revenue.

Adtalem’s consolidated cash balances of $273.8 million at September 30, 2017 included approximately $248.9 million of cash attributable to Adtalem’s international operations. It is Adtalem’s intention to indefinitely reinvest this cash, subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the U.S. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe this policy will adversely affect Adtalem’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Financial Aid

Like other higher education institutions, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. Please see “Item 1A – Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on August 24, 2017, for a discussion of student financial aid related risks. Certain of these risks are updated in “Item 1A – Risk Factors” of this Form 10-Q.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. and Brazil. Like any other educational institution, Adtalem’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. A comprehensive program review of DeVry University was initiated in August 2014 and remains open and ongoing. On January 27, 2016, DeVry University received a preliminary program review report from the U.S. Department of Education (“ED”), which identified findings relating to its fiscal administration, student eligibility and administrative capability and provides DeVry University an opportunity to respond to the preliminary findings. DeVry University provided a comprehensive response to the report on October 11, 2016 disputing most of the findings. The timing or final outcome of the DeVry University program review, or its possible impact on the business, financial condition or results of operations of DeVry University or Adtalem cannot be predicted at this time.

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

On August 28, 2015, DeVry University received a request from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”) for documents and information regarding published employment outcomes and relative earnings information of DeVry University graduates (“the Inquiry”). The stated purpose of the Inquiry was to permit ED FSA to assess DeVry University’s compliance with applicable regulations under Title IV. On January 27, 2016, DeVry University received a Notice of Intent to Limit from ED FSA (the “ED January 2016 Notice”), based on a portion of the Inquiry, informing DeVry University of ED FSA’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. The proposed limitations related to representations in advertising and marketing, regarding the post-graduation employment outcomes of DeVry University students over a period from 1975 to October 1980 (the “Since 1975 Representation”). On October 13, 2016, DeVry University and ED reached a negotiated agreement to settle the ED January 2016 Notice (the “ED Settlement”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University (1) may no longer make representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980, including advertising regarding the cumulative graduate employment outcomes since 1975, (2) will maintain or undertake certain recordkeeping and compliance practices to support future representations regarding graduate employment rates and (3) will post a notice on its website and in its enrollment agreements regarding the Since 1975 Representation. The ED Settlement also provides that, except for Heightened Cash Monitoring 1 status, ED will not impose conditions on the timing of, or documentation requirements for, disbursement of aid due to matters relating to lack of substantiation for the Since 1975 Representation. As a result of the ED Settlement, DeVry University’s participation in the Title IV programs will be subject to provisional certification for five years and DeVry University will be required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Institutions under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. The timing or outcome of unresolved matters from the Inquiry, or their possible impact on the business, financial condition or results of operations of DeVry University or Adtalem cannot be predicted at this time. The defense, resolution, or settlement of any matter potentially under review arising from the Inquiry, could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

In September 2017, ED completed the routine process of recertifying and updating the PPAs for all four Carrington College Office of Postsecondary Education Identification (“OPEID”) numbers. The Carrington College California OPEID was placed on a provisional PPA. The reason provided was the high Perkins loan cohort default rate, which was 33%. Because this rate was based on a very small cohort of six students, and Carrington California is in the process of voluntarily liquidating their Perkins loan portfolio, we requested that ED reconsider the provisional PPA. ED responded by shortening the term of the provisional PPA, with its expiration moved from September 30, 2020 to September 30, 2018. Institutions under provisional certification must obtain ED approval before they may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

In October 2017, ED approved our request for AUC to maintain Title IV eligibility while temporarily operating its basic science instruction in the United Kingdom (“UK”), following the widespread damage on St. Maarten caused by Hurricane Irma. The provisional PPA providing this approval extends to September 30, 2019, encompassing the duration of time we expect to be operating in the UK.

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

Approximately 11% of Adtalem’s 2014-2015 academic year programs fell into the failing category, and approximately 15% of Adtalem’s programs fell into the zone category, including the RUSVM’s veterinary medicine program. Adtalem provided required warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility in February 2017. Management expects that certain programs will be able to avoid falling into the zone or failing categories in future years through adjustments to program price, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments or initiatives are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or direct students to third-party lenders for financial support of student tuition and other expenses. These adjustments or initiatives, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years, as well as, if potential initiatives to improve graduate incomes are not executable, are not executed or are unsuccessful, the 2017-2018 academic year. This is possible notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.7% as of September 30, 2013, the latest 3-year cohort period for which official data is available). In March 2017, ED delayed implementation of some portions of the GE reporting regulations until July 1, 2017. While the delay does not affect RUSVM’s status, ED indicated in the delay announcement that its action was taken to allow ED to further review the GE regulations and their implementation. On June 16, 2017, ED then announced its intention to re-negotiate these rules. The timing and effective date of any future final regulations cannot be determined at this time. If the GE regulations and guidance are not changed prior to 2019 and RUSVM’s veterinary program is determined by ED to be the zone for the 2015-2016 and 2016-2017 academic years, RUSVM would be required to issue warnings to students as early as 2019 that Title IV funding may no longer be available to students attending RUSVM. Further, if RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid as early as the beginning of 2020, which could have a material adverse effect on the business, financial condition, results of operations and cash flows. On August 18, 2017, ED announced new deadlines for submitting notices of intent to file GE alternate earnings appeals and submitting those appeals. A notice of intent to file an appeal was submitted for RUSVM in advance of the October 6, 2017 deadline. The appeal itself is due February 1, 2018.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2016 and 2015. Final data for fiscal year 2017 is not yet available.

	Fiscal Year
	2016	2015
Chamberlain University	64%	65%
American University of the Caribbean School of Medicine	79%	80%
Ross University School of Medicine	82%	80%
Ross University School of Veterinary Medicine	83%	84%
DeVry University	63%	66%
Carrington College:
California	78%	76%
Boise	69%	70%
Portland	77%	76%
Phoenix	80%	80%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its six Title IV institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third party review report that has been made publicly available, its institutions have met this lower threshold for fiscal year 2017.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $7.4 million, $9.1 million and $5.8 million was held in restricted bank accounts at September 30, 2017, June 30, 2017 and September 30, 2016, respectively.

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Three Months Ended September 30,
	2017	2016
Net Income	$12,916	$25,149
Non-cash Items	59,643	52,892
Changes in Assets and Liabilities, Net of Effects from Acquisition Components	17,778	20,717
Net Cash Provided by Operating Activities	$90,337	$98,758

Cash generated from operations in the first three months of fiscal year 2018 was $90.3 million compared to $98.8 million in the year-ago three-month period. Net income decreased by $12.2 million in the first three months of fiscal year 2018 compared to the year-ago three-month period. The increase in non-cash items in the first three months of fiscal year 2018 as compared to the year-ago three-month period was the result of the following:

•	An increase of $10.4 million in depreciation and write-offs of building, building improvements, leasehold improvements, furniture and equipment. This was the result of recording a $10.9 million impairment charge at AUC and RUSM from Hurricanes Irma and Maria, respectively, in the first three months of fiscal year 2018.
•	A decrease of $0.8 million in stock-based compensation expense resulting from workforce reductions.
•	A decrease of $0.8 million in amortization expense of intangible assets.
•	A decrease of $1.2 million in the provision for refunds and uncollectible accounts due to lower student enrollment at DeVry University, Carrington and Becker.
•	A change of $0.9 million in the deferred income tax provision related to the timing of deductions.

Changes from June 30, 2017, in Assets and Liabilities, Net of Effects from Acquisition of Businesses consisted of the following:

•	The decrease in cash flows in the first three months of fiscal year 2018 due to changes in net prepaid expenses, accounts payable and accrued expenses was $8.7 million more than the combined change in the year-ago three-month period driven by an $11.0 million receivable for insurance proceeds related to Hurricanes Irma and Maria within Prepaid Expenses and Other, offset by changes in the timing of the period-end relative to Adtalem’s payroll and bill payment cycles.

•	The increase in cash flows in the first three months of fiscal year 2018 in combined accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $5.7 million more than the combined change in the year-ago three-month period. The main driver of this change was better collections on accounts receivable relative to the amount of deferred revenue recorded.

Cash Used in Investing Activities

Capital expenditures in the first three months of fiscal year 2018 were $13.9 million compared to $11.3 million in the year-ago three-month period. The increase in capital expenditures reflects increased investments at Chamberlain and the medical and veterinary schools.

Capital spending for the remainder of fiscal year 2018 will support continued investment at RUSM and RUSVM, a campus opening and facility improvements for Chamberlain and facility improvements for Adtalem Brazil. Significant capital spending will also be necessary to repair and replace hurricane damaged facilities and equipment at AUC and RUSM. Management anticipates full fiscal year 2018 capital spending, exclusive of hurricane spending, to be in the $60 to $65 million range.

On July 1, 2016, Becker acquired ACAMS, located in Miami, Florida, for $331.1 million, net of cash acquired. Adtalem funded the purchase with available domestic cash balances and $175 million in borrowings under its revolving credit facility. ACAMS is the largest international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Adtalem’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

Cash (Used in) Provided by Financing Activities

Historically, Adtalem has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, Adtalem maintains a $400 million revolving line of credit which can be expanded to $550 million subject to bank approval. For the first quarter of fiscal year 2018, cash flows from domestic operating activities were approximately $44.9 million, which along with $135 million borrowed under the revolving credit facility, were sufficient to fund $5.6 million of domestic capital investment and repurchase $50.4 million in common stock.

Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec and Facimp. This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

Management believes current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both Adtalem’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Revolving Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015, which expires on March 31, 2020. The revolving credit agreement (as amended, the “Credit Agreement”) provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. On October 4, 2016, Adtalem entered into a First Amendment to Credit Agreement, which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. Adtalem may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of September 30, 2017, June 30, 2017 and September 30, 2016, Adtalem borrowings under this agreement were $135 million, $125 million and $130 million, respectively, with a weighted average interest rate of 3.24%, 3.18% and 2.53%, respectively. There are no required principal payments under the Credit Agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. Adtalem letters of credit outstanding under this agreement were $68.5 million as of each of September 30, 2017 and June 30, 2017, and $0.1 million as of September 30, 2016. As of September 30, 2017, Adtalem is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of September 30, 2017. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of September 30, 2017.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for the borrowings under the revolving credit facility.

Other Contractual Arrangements

Adtalem’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment and agreements for various services. In addition, Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to acquisitions at Adtalem Brazil (discussed above).

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director or other affiliated person. Adtalem has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. Adtalem did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first three months of fiscal year 2018. Adtalem had no open derivative positions at September 30, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see “Note 3: Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q.

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

The financial position and results of operations of Adtalem Brazil operations are measured using the Brazilian Real as the functional currency. Adtalem Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, Adtalem does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 26.7% of Adtalem’s overall assets, and its Brazilian liabilities constitute 11.1% of overall liabilities. The value of Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. Over the first three months of fiscal year 2018, the value has remained fairly steady. Based upon the current value of the net assets in Adtalem Brazil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $17.4 million. For the first three months of fiscal year 2018, the higher value of the Brazilian Real also resulted in higher U.S. translated revenue and operating income compared to the year-ago three-month period.

The interest rate on Adtalem’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. At September 30, 2017, Adtalem had $135 million in outstanding borrowings under this facility with a weighted average interest rate of 3.24%. Based upon borrowings of $135 million, a 100 basis point increase in short-term interest rates would result in $1.35 million of additional annual interest expense.

Adtalem’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, as discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in subsection “Liquidity and Capital Resources” of this Form 10-Q, the Adtalem Brazil FIES accounts receivable balance has remained elevated due to changes in government funding of the program. As of September 30, 2017, the FIES accounts receivable balance is $40.8 million compared to $44.3 million at September 30, 2016. The FIES funding for calendar year 2015 accounts for $16.7 million of the total outstanding FIES balance. In January 2016, Adtalem Brazil entered into a repayment agreement with the Brazilian government pursuant to which these 2015 funds will be paid in annual installments over three years. The first and second installments of $7.2 million and $6.8 million were received by Adtalem Brazil on July 1, 2016 and July 3, 2017, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first three months of fiscal year 2018 that materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 13: Commitments and Contingencies” to the Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q.

ITEM 1A – RISK FACTORS

Risks Related to Adtalem’s Highly Regulated Industry

In addition to the other information set forth in this report, and the update to the risk factors described below, the factors discussed in “Item 1A – Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which could materially affect Adtalem’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing Adtalem. Additional risks and uncertainties not currently known to Adtalem or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Our goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by risks and uncertainties.

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If Adtalem’s market capitalization remains below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of the Adtalem reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. At September 30, 2017, intangible assets from business combinations totaled $417.8 million and goodwill totaled $860.9 million. Together, these assets equaled approximately 54% of total assets as of such date. If Adtalem’s business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring possible write-off of up to $417.8 million of intangible assets and up to $860.9 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2017	169,443	$35.16	169,443	$266,042,888
August 2017	470,626	$33.82	470,626	$250,125,101
September 2017	837,860	$34.01	837,860	$221,625,440
Total	1,477,929	$34.08	1,477,929	$221,625,440

(1) On February 16, 2017, the Board of Directors of Adtalem authorized a share repurchase program to buy back up to $300 million of Adtalem common stock through December 31, 2020. The total remaining authorization under this share repurchase program was $221,625,440 as of September 30, 2017.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2017	-	$-	NA	NA
August 2017	101,928	$33.98	NA	NA
September 2017	5,761	$34.99	NA	NA
Total	107,689	$34.03	NA	NA

(1) Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

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

Adtalem Global Education Inc.

Date: November 2, 2017
	By	/s/Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial
Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

