Form 10-Q
period 2017-12-31
Adtalem Global Education Inc.
filed 2018-02-06
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 1-13988

Adtalem Global Education Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 WEST MONROE	60661
CHICAGO, ILLINOIS	(Zip Code)
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

January 25, 2018 — 60,277,000 shares of Common Stock, $0.01 par value

ADTALEM GLOBAL EDUCATION INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,	December 31,
	2017	2017	2016

	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$212,239	$240,426	$197,860
Marketable Securities and Investments	4,268	4,013	3,844
Restricted Cash	566	4,759	5,622
Accounts Receivable, Net	148,638	161,405	127,941
Prepaid Expenses and Other	75,972	36,988	54,964
Current Assets Held for Sale	28,126	23,616	37,202
Total Current Assets	469,809	471,207	427,433
Land, Building and Equipment:
Land	46,918	48,947	48,595
Building	425,659	443,914	441,271
Equipment	365,394	352,622	361,608
Construction in Progress	26,520	22,240	15,380
	864,491	867,723	866,854
Accumulated Depreciation	(446,152)	(416,801)	(406,295)
Land, Building and Equipment Held for Sale, Net	-	37,904	39,967
Land, Building and Equipment, Net	418,339	488,826	500,526
Other Assets:
Deferred Income Taxes, Net	31,090	33,772	26,618
Intangible Assets, Net	407,000	412,158	419,883
Goodwill	832,943	829,086	832,642
Other Assets, Net	38,091	40,696	56,227
Other Assets Held for Sale	13,450	38,290	38,104
Total Other Assets	1,322,574	1,354,002	1,373,474
TOTAL ASSETS	$2,210,722	$2,314,035	$2,301,433

LIABILITIES:
Current Liabilities:
Accounts Payable	$37,818	$46,417	$32,119
Accrued Salaries, Wages and Benefits	63,417	81,661	64,680
Accrued Liabilities	77,891	90,306	94,938
Deferred Revenue	81,224	115,770	88,092
Current Liabilities Held for Sale	36,469	43,173	45,727
Total Current Liabilities	296,819	377,327	325,556
Other Liabilities:
Revolving Loan	165,000	125,000	225,000
Deferred Income Taxes, Net	31,745	34,712	32,452
Deferred Rent and Other	101,232	101,672	106,792
Income Taxes Payable	88,562	-	-
Total Other Liabilities	386,539	261,384	364,244
TOTAL LIABILITIES	683,358	638,711	689,800
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NONCONTROLLING INTEREST	7,405	6,285	6,720
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 60,295,000, 62,371,000 and 62,776,000 Shares Outstanding at December 31, 2017, June 30, 2017 and December 31, 2016, respectively	787	781	775
Additional Paid-in Capital	433,855	415,912	395,155
Retained Earnings	1,812,746	1,881,397	1,797,634
Accumulated Other Comprehensive Loss	(60,745)	(59,119)	(50,828)
Treasury Stock, at Cost, 18,451,000, 15,691,000 and 14,762,000 Shares at December 31, 2017, June 30, 2017 and December 31, 2016, respectively	(666,684)	(569,932)	(537,823)
TOTAL SHAREHOLDERS’ EQUITY	1,519,959	1,669,039	1,604,913
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$2,210,722	$2,314,035	$2,301,433

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

	(in thousands, except per share amounts)
REVENUE:
Tuition	$302,184	$301,263	$582,207	$588,161
Other Educational	35,060	32,695	80,315	74,824
Total Revenue	337,244	333,958	662,522	662,985
OPERATING COST AND EXPENSE:
Cost of Educational Services	178,970	179,148	374,911	366,634
Student Services and Administrative Expense	100,336	101,167	201,544	204,632
Restructuring Expense	2,554	2,963	4,941	6,313
Regulatory Settlements	-	52,150	-	52,150
Total Operating Cost and Expense	281,860	335,428	581,396	629,729
Operating Income (Loss) from Continuing Operations	55,384	(1,470)	81,126	33,256
INTEREST:
Interest Income	1,365	988	3,483	2,032
Interest Expense	(2,481)	(2,300)	(4,397)	(4,415)
Net Interest Expense	(1,116)	(1,312)	(914)	(2,383)
Income (Loss) from Continuing Operations Before Income Taxes	54,268	(2,782)	80,212	30,873
Income Tax (Provision) Benefit	(109,636)	10,082	(113,232)	2,363
Equity Method Investment Income (Loss)	6	-	(38)	-
(Loss) Income from Continuing Operations	(55,362)	7,300	(33,058)	33,236
DISCONTINUED OPERATIONS (NOTE 2):
(Loss) Income from Discontinued Operations Before Income Taxes	(43,873)	6,321	(55,179)	4,716
Income Tax Benefit	18,453	1,134	20,371	1,952
(Loss) Income from Discontinued Operations	(25,420)	7,455	(34,808)	6,668
NET (LOSS) INCOME	(80,782)	14,755	(67,866)	39,904
Net Income Attributable to Noncontrolling Interest	(374)	(342)	(505)	(339)
NET (LOSS) INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$(81,156)	$14,413	$(68,371)	$39,565

AMOUNTS ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION:
(Loss) Income from Continuing Operations	$(55,736)	$6,958	$(33,563)	$32,897
(Loss) Income from Discontinued Operations	(25,420)	7,455	(34,808)	6,668
NET (LOSS) INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$(81,156)	$14,413	$(68,371)	$39,565

(LOSS) EARNINGS PER COMMON SHARE ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION SHAREHOLDERS:
Basic:
Continuing Operations	$(0.91)	$0.11	$(0.54)	$0.52
Discontinued Operations	$(0.42)	$0.12	$(0.56)	$0.11
Total	$(1.33)	$0.23	$(1.10)	$0.62
Diluted:
Continuing Operations	$(0.91)	$0.11	$(0.54)	$0.52
Discontinued Operations	$(0.42)	$0.12	$(0.56)	$0.10
Total	$(1.33)	$0.23	$(1.10)	$0.62

Cash Dividends Declared per Common Share	$-	$0.18	$-	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

	(in thousands)
NET (LOSS) INCOME	$(80,782)	$14,755	$(67,866)	$39,904
OTHER COMPREHENSIVE INCOME, NET OF TAX
Currency Translation Loss	(25,028)	(1,632)	(1,699)	(8,462)
Change in Fair Value of Available-For-Sale Securities	3	27	73	101
COMPREHENSIVE (LOSS) INCOME	(105,807)	13,150	(69,492)	31,543
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	147	(313)	(467)	(166)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$(105,660)	$12,837	$(69,959)	$31,377

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2017	2016

	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(67,866)	$39,904
Loss (Income) from Discontinued Operations	34,808	(6,668)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	8,780	9,333
Depreciation	24,865	26,043
Amortization	5,311	6,047
Provision for Refunds and Uncollectible Accounts	20,305	20,111
Deferred Income Taxes	1,258	10,730
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	30,201	3,229
Changes in Assets and Liabilities:
Accounts Receivable	(7,150)	(9,094)
Prepaid Expenses and Other	(30,810)	(34,805)
Accounts Payable	(2,569)	(8,200)
Accrued Salaries, Wages, Benefits and Liabilities	(28,204)	(993)
Deferred Revenue	(34,570)	(19,255)
Income Taxes Payable, Long-Term	88,562	-
Net Cash Provided by Operating Activities-Continuing Operations	42,921	36,382
Net Cash Provided by Operating Activities-Discontinued Operations	6,692	5,096
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,613	41,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(32,594)	(18,771)
Payment for Purchase of Businesses, Net of Cash Acquired	(972)	(330,567)
Marketable Securities Purchased	(136)	(73)
Net Cash Used in Investing Activities-Continuing Operations	(33,702)	(349,411)
Net Cash Provided by (Used in) Investing Activities-Discontinued Operations	8,575	(1,635)
NET CASH USED IN INVESTING ACTIVITIES	(25,127)	(351,046)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	9,582	13,784
Employee Taxes Paid on Withholding Shares	(3,806)	(2,650)
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	391	439
Repurchase of Common Stock for Treasury	(93,178)	(16,381)
Cash Dividends Paid	-	(11,412)
Payments of Seller Financed Obligations	(7,941)	(3,518)
Borrowings Under Revolving Credit Facility	201,000	405,000
Repayments Under Revolving Credit Facility	(161,000)	(180,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(54,952)	205,262
Effects of Exchange Rate Differences	(1,043)	(4)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(31,509)	(104,310)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	251,096	315,347
Cash, Cash Equivalents and Restricted Cash at End of Period	219,587	211,037
Less: Cash, Cash Equivalents and Restricted Cash of Discontinued Operations at End of Period	6,782	7,555
Cash, Cash Equivalents and Restricted Cash at End of Period	$212,805	$203,482
Non-cash Investing and Financing Activity:
Increase in Redemption Value of Noncontrolling Interest Put Option	$615	$1,269

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

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: INTERIM FINANCIAL STATEMENTS

The interim Consolidated Financial Statements include accounts of Adtalem Global Education Inc. (“Adtalem”) and its wholly-owned and majority-owned subsidiaries. Adtalem’s wholly-owned subsidiaries include:

•	Chamberlain University (“Chamberlain”)
•	American University of the Caribbean School of Medicine (“AUC”)
•	Ross University School of Medicine (“RUSM”)
•	Ross University School of Veterinary Medicine (“RUSVM”)
•	Becker Professional Education (“Becker”)
•	Association of Certified Anti-Money Laundering Specialists (“ACAMS”)
•	Carrington College (“Carrington”)
•	DeVry University, presented as discontinued operations (see “Note 2: Discontinued Operations and Assets Held for Sale”)

In addition, Adtalem maintains a 97.9% ownership interest in Adtalem Education of Brazil (“Adtalem Brazil”) and a 34% equity interest in Neev Knowledge Management Private Limited (“Edupristine”).

These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of Adtalem.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and Adtalem’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, each as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On December 4, 2017, Adtalem announced the signing of a definitive agreement to divest DeVry University, pursuant to, and subject to the terms and conditions of a stock purchase agreement with Cogswell Education, LLC, with an expected closing date occurring in early fiscal year 2019. The decision to divest was made based on changes in strategic direction for the Adtalem portfolio of institutions. As the potential sale represents a strategic shift that will have a major effect on Adtalem’s operations and financial results, Devry University is now presented in Adtalem’s financial reporting as a discontinued operation. All periods presented disclose the assets and liabilities as held for sale, and operations and cash flows of DeVry University, which was previously a part of the U.S. Traditional Postsecondary reporting segment, as discontinued operations.

In the second quarter of fiscal year 2018, asset impairment charges of $47.2 million were recorded to write-down intangible assets, goodwill, and building and equipment to zero based on the fair value market value of the DeVry University operations. During the second quarter of fiscal year 2018, management also completed the sale of the DeVry University and Carrington co-located campus in Pomona, California, for $11.1 million, which was previously recorded on the Consolidated Balance Sheet as held for sale for $11.3 million, resulting in a $0.2 million realized loss on sale of assets. The assets which were previously recorded as held for sale, the unrealized loss on assets held for sale and the loss on sale of assets associated with the Pomona, California, campus have all been classified within discontinued operations.

The following is a summary of balance sheet information of assets and liabilities reported as discontinued operations (in thousands).

	December 31,	June 30,	December 31,
	2017	2017	2016
ASSETS:
Current Assets:
Cash and Cash Equivalents	$902	$1,553	$2,085
Restricted Cash	5,880	4,358	5,470
Accounts Receivable, Net	11,206	11,957	22,296
Prepaid Expenses and Other	10,138	5,748	7,351
Total Current Assets Held for Sale	28,126	23,616	37,202
Land, Building and Equipment Held for Sale, Net	-	37,904	39,967
Other Assets:
Intangible Assets	-	1,645	1,645
Goodwill	-	22,196	22,196
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets, Net	-	999	813
Total Other Assets Held for Sale	13,450	38,290	38,104
Total Assets Held for Sale	$41,576	$99,810	$115,273

LIABILITIES:
Current Liabilities:
Accounts Payable	$14,713	$17,868	$15,770
Accrued Salaries, Wages and Benefits	10,223	14,580	14,184
Accrued Liabilities	7,287	8,937	7,216
Deferred Revenue	4,246	1,788	8,557
Total Current Liabilities Held for Sale	36,469	43,173	45,727
Total Liabilities Held for Sale	$36,469	$43,173	$45,727

The following is a summary of income statement information of operations reported as discontinued operations (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
REVENUE:
Tuition	$86,172	$118,000	$172,840	$230,130
Other Educational	4,471	4,390	13,550	13,127
Total Revenue	90,643	122,390	186,390	243,257
OPERATING COST AND EXPENSE:
Cost of Educational Services	48,221	60,639	100,397	123,826
Student Services and Administrative Expense	36,624	44,484	85,896	102,084
Restructuring Expense	2,209	2,087	7,814	3,785
Asset Impairment Charge - Intangible and Goodwill	23,841	-	23,841	-
Asset Impairment Charge - Building and Equipment	23,391	-	23,391	-
Loss on Sale of Assets	230	-	230	-
Regulatory Settlements	-	4,102	-	4,102
Loss on Assets Held for Sale	-	4,764	-	4,764
Total Operating Cost and Expense	134,516	116,076	241,569	238,561
Operating (Loss) Income from Discontinued Operations	(43,873)	6,314	(55,179)	4,696
Interest Income	-	7	-	20
(Loss) Income from Discontinued Operations Before
Income Taxes	(43,873)	6,321	(55,179)	4,716
Income Tax Benefit	18,453	1,134	20,371	1,952
(Loss) Income from Discontinued Operations	$(25,420)	$7,455	$(34,808)	$6,668

NOTE 3: REGULATORY SETTLEMENTS

In the second quarter of fiscal year 2017, Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”) and the Federal Trade Commission (“FTC”) agreed to a Stipulation as to Entry of an Order for Permanent Injunction and Monetary Judgment (the “Agreement”) resolving litigation brought by the FTC regarding DeVry University’s use of employment statistics in former advertising. Under the terms of the Agreement, the Adtalem Parties agreed to pay $49.4 million to be distributed at the sole discretion of the FTC, to forgive $30.4 million of institutional loans issued before September 30, 2015, and to forgive outstanding DeVry University accounts receivable balances by $20.2 million for former students. In addition, the Adtalem Parties agreed that Adtalem institutions marketing to U.S. consumers will maintain specific substantiation to support any future advertising regarding graduate outcomes and educational benefits, and will implement training and other agreed-upon compliance measures. Adtalem chose to settle the FTC litigation after filing an answer denying all allegations of wrongdoing.

In the second quarter of fiscal year 2017, Adtalem also recorded charges related to the resolution of an inquiry made by the Office of the Attorney General of the State of New York (“NYAG”) to the Adtalem Parties regarding DeVry University’s use of employment and salary statistics in former advertising. The Adtalem Parties chose to resolve the NYAG inquiry by entering into an Assurance of Discontinuance (the “Assurance”) with the NYAG on January 27, 2017, without admitting or denying the allegations therein. Pursuant to the Assurance, the Adtalem Parties agreed to pay $2.25 million for consumer restitution and $0.5 million in penalties, fees and costs. In addition, the Adtalem Parties agreed that Adtalem institutions marketing to New York consumers will maintain specific substantiation and present certain statistics as prescribed to support any future advertising regarding graduate outcomes and educational benefits, and will implement other agreed-upon compliance measures.

Student services and access to federal student loans are not impacted by the Agreement or the Assurance and at no time has the academic quality of a DeVry University education been questioned.

The regulatory settlements expense of $56.3 million recorded during the first six months of fiscal year 2017 consists of the $49.4 million cash payment to the FTC, the $4.1 million unreserved and expensed institutional loans and the $2.75 million cash payment to the NYAG. Of these regulatory settlement charges, $4.1 million is recorded within discontinued operations and $52.2 million was allocated to the Adtalem home office which is classified as “Home Office and Other” in “Note 15: Segment Information.”

Additionally, in the second quarter of fiscal year 2017, DeVry University reached a settlement agreement with the U.S. Department of Education (“ED”) regarding its January 27, 2016 Notice of Intent to Limit (“Notice”). The Notice related narrowly to a specific graduate employment statistic previously used by DeVry University, calculated since 1975. The settlement includes, among other things, an agreement to no longer use the statistic in question or to make any other representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980. DeVry University will also refrain from making any future graduate employment representations without possessing graduate-specific information, and, for five years after the effective date of the settlement, to post a letter of credit with ED equal to 10% of DeVry University’s annual Title IV disbursement. A $68.4 million letter of credit was posted in the second quarter of fiscal year 2017 in relation to this requirement. Upon the close of the sale of DeVry University (see “Note 2: Discontinued Operations and Assets Held for Sale”), Adtalem will continue to post this letter of credit on behalf of DeVry University. Also, as a result of the settlement agreement, DeVry University’s participation in Title IV programs will be under provisional certification. The settlement in no way hinders DeVry University’s ability to serve current or future students. DeVry University resolved the Notice in full cooperation with ED. The settlement allows DeVry University to continue communicating its strong student outcomes, while providing assurances regarding the extent of its graduate employment data.

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

Equity Method Investment

The equity method of accounting is used for an investment where we have the ability to influence the operating and financial decisions of the investee but do not possess more than a 50% ownership interest. Generally, this occurs when the ownership interest is greater than 20%. The investment is initially recorded at cost and classified as Other Assets, Net on the Consolidated Balance Sheets. The carrying amount of the investment is adjusted in subsequent periods for Adtalem’s share of the earnings or losses of the investee, which is recorded in the Consolidated Statements of Income (Loss) as Equity Method Investment Income (Loss).

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

Revenue Recognition

Tuition

Chamberlain, Adtalem Brazil higher education and Carrington tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the applicable academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted primarily in U.S. teaching hospitals and veterinary schools under the oversight of the institutions. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools to support the educational infrastructure required to train AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker, ACAMS and Adtalem Brazil’s live classroom test preparation, and Adtalem Brazil’s online tuition revenue is recognized on a straight-line basis over the applicable delivery period. Revenue from conferences and training services, which are generally short-term in duration, is recognized when the conference or training service is provided.

Other Educational

Sales of ACAMS subscriptions, membership dues and certifications, along with textbooks, electronic books and other educational products, including Becker and ACAMS self-study sales, are included in Other Educational Revenue in the Consolidated Statements of Income (Loss). Revenue from subscriptions and membership dues is recognized on a straight-line basis over the applicable subscription or membership period. Revenue from certifications is recognized when the certification process is complete. Textbooks, electronic books and other educational products revenue is recognized when the sale occurs. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenue and recognized when confirmation of course delivery is received.

Refunds and Provisions

Estimates of Adtalem’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms. Inputs to this analysis include refunds issued, withdrawal rates and historical amounts owed by students for that portion of a term that was completed. Management reassesses collectability throughout the period revenue is recognized by the Adtalem institutions, on a student-by-student basis. This reassessment is based upon new information and changes in facts and circumstances relevant to a student’s ability to pay. Management also reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis.

The provisions for refunds, which are reported as a reduction to Tuition Revenue in the Consolidated Statements of Income (Loss), are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $4.6 million and $9.1 million for the three and six months ended December 31, 2017, respectively, and $4.0 million and $8.2 million for the three and six months ended December 31, 2016, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit Adtalem to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Adtalem in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $33.2 million, $30.6 million and $35.0 million at December 31, 2017, June 30, 2017 and December 31, 2016, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income (Loss), were $5.1 million and $11.2 million for the three and six months ended December 31, 2017, respectively, and $6.4 million and $11.9 million for the three and six months ended December 31, 2016, respectively.

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of December 31, 2017, June 30, 2017 and December 31, 2016, the net balance of capitalized internal-use software development costs was $8.6 million, $11.8 million and $15.0 million, respectively.

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In the second quarter of fiscal year 2018, we recorded impairment charges of $23.4 million to write-down building, building improvements, furniture and equipment to zero based on the fair market value of the DeVry University operations, which is classified within discontinued operations. Additionally, during the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. Based on current estimates, we recorded hurricane-related impairment charges to building, building improvements, furniture and equipment of $19.0 million and $29.9 million in the three and six months ended December 31, 2017, respectively, along with receivables for insurance reimbursements of these amounts, less deductibles, of $20.8 million as of December 31, 2017. The impairment charges are included in Cost of Educational Services in the Consolidated Statements of Income (Loss). For a discussion of the impairment review of goodwill and intangible assets see “Note 10: Intangible Assets.”

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s operations and Becker’s and ACAMS’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three-month and six-month periods ended December 31, 2017 and 2016 were not material.

Noncontrolling Interest

Adtalem currently maintains a 97.9% ownership interest in Adtalem Brazil with the remaining 2.1% owned by members of the current Adtalem Brazil senior management group. The adjustment to increase or decrease the Adtalem Brazil noncontrolling interest each reporting period for its proportionate share of Adtalem Brazil’s profit (loss) flows through the Consolidated Statements of Income (Loss) based on Adtalem’s noncontrolling interest accounting policy.

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

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Balance at Beginning of Period	$6,566	$5,043	$6,285	$5,112
Net Income Attributable to Noncontrolling Interest	374	342	505	339
Increase in Redemption Value of Noncontrolling
Interest Put Option	465	1,335	615	1,269
Balance at End of Period	$7,405	$6,720	$7,405	$6,720

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to Adtalem by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income attributable to Adtalem by the weighted average number of shares assuming dilution. As required by GAAP, because the three and six months ended December 31, 2017 resulted in a net loss from continuing operations, diluted earnings per share is computed by dividing the net loss attributable to Adtalem by the weighted average number of basic shares. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were outstanding stock-based grants representing 1,377,000 and 1,866,000 shares of common stock for the three and six months ended December 31, 2017, respectively, and 2,643,000 and 2,808,000 shares of common stock for the three and six months ended December 31, 2016, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Weighted Average Shares Outstanding	60,529	62,685	61,271	62,639
Unvested Participating RSUs	705	884	738	855
Basic Shares	61,234	63,569	62,009	63,494
Effect of Dilutive Stock Options	789	459	696	377
Diluted Shares	62,023	64,028	62,705	63,871

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

From time to time, shares of its common stock are delivered back to Adtalem under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the Adtalem Stock Incentive Plans (see “Note 5: Stock-Based Compensation”). In addition, shares of its common stock are delivered back to Adtalem for payment of withholding taxes from employees for vesting RSUs. These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

The Accumulated Other Comprehensive Loss balance at December 31, 2017, consists of $61.1 million of cumulative translation losses ($59.8 million attributable to Adtalem and $1.3 million attributable to noncontrolling interest) and $0.4 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem. At June 30, 2017, this balance consisted of $59.4 million of cumulative translation losses ($58.1 million attributable to Adtalem and $1.3 million attributable to noncontrolling interest) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem. At December 31, 2016, this balance consisted of $51.1 million of cumulative translation losses ($50.0 million attributable to Adtalem and $1.1 million attributable to noncontrolling interest) and $0.2 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to Adtalem.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $22.6 million and $49.0 million for the three and six months ended December 31, 2017, respectively, and $24.2 million and $48.5 million for the three and six months ended December 31, 2016, respectively.

Hurricane Expense

AUC and RUSM were affected by hurricane events occurring in the first quarter of fiscal year 2018. Adtalem recorded expenses of $30.3 million and $44.0 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching in alternate locations in the three months and six months ended December 31, 2017, respectively. Insurance proceeds and expected proceeds of $30.5 million and $39.8 million were recorded to offset these expenses in the three months and six months ended December 31, 2017, respectively. Based upon preliminary damage assessments of facilities, impairment write-downs of buildings, building improvements, furniture and equipment of $19.0 million and $29.9 million were recorded in the three and six months December 31, 2017, respectively. Expected insurance proceeds of $19.0 million and $20.8 million were recorded to offset these expenses in the three months and six months ended December 31, 2017, respectively. In total, no net expense was recorded in the three months ended December 31, 2017 and $13.4 million of net expense was recorded in Cost of Educational Services in the Consolidated Statement of Income (Loss) for the six months ended December 31, 2017. The expense primarily represented the deductibles under insurance policies.

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

Beginning in the second quarter of fiscal year 2018, DeVry University is classified as discontinued operations as discussed in “Note 2: Discontinued Operations and Assets Held for Sale.” Prior period amounts have been revised to conform to the current classification. Certain expenses previously allocated to DeVry University within the U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operation reporting guidance regarding allocation of corporate overhead. See “Note 15: Segment Information” for additional information.

In the fourth quarter of fiscal year 2017, we retrospectively adopted ASU 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” Under ASU 2016-18, changes in restricted cash is no longer included as cash provided by or used in operating activities since these balances are now included in the beginning and ending balance of cash in the statement of cash flows. In addition, in the first quarter of fiscal year 2018, we retrospectively adopted ASU 2016-09: “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, cash outflows from employee taxes paid when shares are withheld are classified as a financing activity. Our prior practice classified these amounts as an operating activity in the statement of cash flows. Therefore, we changed line items on the Consolidated Statements of Cash Flows for the six months ended December 31, 2016 based on adopting ASU 2016-09 and 2016-18 as follows (in thousands):

Net Cash Provided by Operating Activities:
Previously Reported	$34,919
ASU 2016-09 Adjustment	2,650
ASU 2016-18 Adjustment	3,909
As Currently Reported	$41,478

Net Cash Provided by Financing Activities:
Previously Reported	$207,912
ASU 2016-09 Adjustment	(2,650)
As Currently Reported	$205,262

Net Decrease in Cash, Cash Equivalents and Restricted Cash:
Previously Reported	$(108,219)
ASU 2016-18 Adjustment	3,909
As Currently Reported	$(104,310)

Cash, Cash Equivalents and Restricted Cash at End of Year:
Previously Reported	$199,945
ASU 2016-18 Adjustment	11,092
As Currently Reported	$211,037

NOTE 5: STOCK-BASED COMPENSATION

Adtalem maintains three stock-based incentive plans: the 2003 Stock Incentive Plan, the Amended and Restated Incentive Plan of 2005 and the Fourth Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of Adtalem’s common stock. The Fourth Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the granting of stock appreciation rights, RSUs, performance-based RSUs and other stock and cash-based compensation. Although options remain outstanding under the 2003 and 2005 incentive plans, no further stock-based grants will be issued from these plans. The Fourth Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board. Options are granted for terms of up to ten years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

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

At December 31, 2017, 8,797,617 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the six months ended December 31, 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2017	2,794,850	$34.68
Options Granted	491,275	33.90
Options Exercised	(308,805)	31.65
Options Forfeited	(28,770)	28.31
Options Expired	(559,349)	46.79
Outstanding at December 31, 2017	2,389,201	32.20	6.29	$26,675
Exercisable at December 31, 2017	1,291,547	$35.86	4.12	$11,010

The following is a summary of stock appreciation rights activity for the six months ended December 31, 2017:

			Weighted
	Number of	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2017	99,500	$45.04
Rights Exercised	(34,100)	38.71
Rights Expired	(65,400)	48.34
Outstanding at December 31, 2017	-	-	-	$-
Exercisable at December 31, 2017	-	$-	-	$-

The total intrinsic value of options exercised for the six months ended December 31, 2017 and 2016 was $2.3 million and $3.6 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancelation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2018 and 2017 was $14.63 and $9.09, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted average assumptions:

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

During the first six months of fiscal year 2018, Adtalem granted 493,880 RSUs to selected employees and directors. Of these, 239,290 are performance-based RSUs and 254,590 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based and academic goals, achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or achievement of a minimum level of return on invested capital (“ROIC”). Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem or upon retirement. During the restriction period, the recipient of the non-performance based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the six months ended December 31, 2017:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Nonvested at July 1, 2017	1,279,667	$26.14
RSUs Granted	493,880	34.15
RSUs Vested	(363,831)	31.28
RSUs Forfeited	(102,563)	28.22
Nonvested at December 31, 2017	1,307,153	$27.93

The weighted average estimated grant date fair value of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2018 and 2017 was $34.15 and $23.84, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Cost of Educational Services	$1,214	$1,147	$2,634	$2,987
Student Services and Administrative Expense	2,581	2,436	5,598	6,346
Restructuring Expense	-	-	548	-
	3,795	3,583	8,780	9,333
Income Tax Benefit	(1,667)	(1,251)	(4,101)	(3,283)
Net Stock-Based Compensation Expense	$2,128	$2,332	$4,679	$6,050

As of December 31, 2017, $30.3 million of total pre-tax unrecognized stock-based compensation expense related to nonvested grants is expected to be recognized over a weighted average period of 2.7 years. The total fair value of options and RSUs vested during the six months ended December 31, 2017 and 2016 was approximately $14.2 million and $12.8 million, respectively.

There was no capitalized stock-based compensation cost at each of December 31, 2017, June 30, 2017 and December 31, 2016.

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

The following table presents Adtalem’s assets and liabilities at December 31, 2017, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$212,239	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	4,268	-	-
Institutional Loans Receivable, Net	-	44,280	-
Deferred Acquisition Obligations	-	23,903	-
FIES Receivable	-	16,087	-
Total Financial Assets at Fair Value	$216,507	$84,270	$-

The following table presents Adtalem’s assets and liabilities at June 30, 2017, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$240,426	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	4,013	-	-
Institutional Loans Receivable, Net	-	45,759	-
Deferred Acquisition Obligations	-	26,590	-
FIES Receivable	-	22,860	-
Total Financial Assets at Fair Value	$244,439	$95,209	$-

The following table presents Adtalem’s assets and liabilities at December 31, 2016, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$197,860	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,844	-	-
Institutional Loans Receivable, Net	-	44,531	-
Deferred Acquisition Obligations	-	29,499	-
FIES Long-Term Receivable	-	13,151	-
Total Financial Assets at Fair Value	$201,704	$87,181	$-

Cash and Cash Equivalents and Investments in short-term Marketable Securities are valued using a market approach based on quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets, Net on the Consolidated Balance Sheets as of December 31, 2017, June 30, 2017 and December 31, 2016 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 7: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $4.0 million, $14.8 million and $15.1 million was classified as Accrued Liabilities on the Consolidated Balance Sheets at December 31, 2017, June 30, 2017 and December 31, 2016, respectively, and $19.9 million, $11.8 million and $14.4 million was classified as Deferred Rent and Other Liabilities on the Consolidated Balance Sheets at December 31, 2017, June 30, 2017 and December 31, 2016, respectively.

The fair value of Adtalem Brazil’s receivable under Brazil’s FIES public loan program included in Accounts Receivable, Net on the Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017, and in Other Assets, Net on the Consolidated Balance Sheet as of December 31, 2016 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

NOTE 7: FINANCING RECEIVABLES

Adtalem’s institutional loan programs are available to students at its Chamberlain, AUC, RUSM, RUSVM and Carrington institutions. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain and Carrington require that students begin repaying loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, reduce the possibility of over borrowing and minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker with an 18-month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands).

	December 31, 2017		June 30, 2017		December 31, 2016
Gross Institutional Loans		$57,397		$57,391		$54,070
Allowance for Credit Losses:
Balance at July 1	$(11,632)		$(7,915)		$(7,915)
Charge-offs and Adjustments	1,024		4,722		3,054
Recoveries	(148)		(573)		(438)
Additional Provision	(2,361)		(7,866)		(4,240)
Balance at End of Period		(13,117)		(11,632)		(9,539)
Net Institutional Loans		$44,280		$45,759		$44,531

Of the net balances above, $20.8 million, $20.1 million and $18.1 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at December 31, 2017, June 30, 2017 and December 31, 2016, respectively, and $23.5 million, $25.7 million and $26.4 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at December 31, 2017, June 30, 2017 and December 31, 2016, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging of past due institutional loans (in thousands).

	December 31,	June 30,	December 31,
	2017	2017	2016
Institutional Loans:
Performing	$45,495	$47,072	$46,559
Nonperforming	11,902	10,319	7,511
Total Institutional Loans	$57,397	$57,391	$54,070

	1-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Institutional Loans
Institutional Loans:
December 31, 2017	$8,569	$1,021	$1,166	$11,902	$22,658	$34,739	$57,397
June 30, 2017	$7,162	$2,192	$583	$10,319	$20,256	$37,135	$57,391
December 31, 2016	$5,657	$2,904	$1,762	$7,511	$17,834	$36,236	$54,070

Loans are considered nonperforming if they are more than 90 days past due. At December 31, 2017, nonperforming loans totaled $11.9 million, of which $11.8 million had a specific allowance for credit losses. At June 30, 2017, nonperforming loans totaled $10.3 million, of which $10.2 million had a specific allowance for credit losses. At December 31, 2016, nonperforming loans totaled $7.5 million, of which $7.4 million had a specific allowance for credit losses.

NOTE 8: DIVIDENDS AND SHARE REPURCHASE PROGRAMS

Adtalem paid dividends of $11.4 million on December 22, 2016. On February 16, 2017, the Board determined to discontinue cash dividend payments. Future dividends will be at the discretion of the Board.

Adtalem has repurchased shares under the following programs as of December 31, 2017:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,672,250	36.6
February 16, 2017	3,460,922	121.2
Totals	17,992,685	$655.5

On February 16, 2017, the Board authorized Adtalem’s tenth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2020. A total of 2,675,626 shares were repurchased during the six months ended December 31, 2017 under the tenth share repurchase program for an aggregate of $93.2 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 9: BUSINESS COMBINATIONS

São Judas Tadeu

On November 1, 2017, Adtalem Brazil completed the acquisition of São Judas Tadeu (“SJT”). Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $6.0 million in cash, in exchange for 100% of the stock of SJT. Approximately $1.0 million of payments were made in the second quarter of fiscal year 2018, with additional aggregate payments of approximately $5.0 million required over the succeeding four years. SJT offers medical doctor specialty test preparation and currently serves approximately 2,700 students located in São Paulo. The acquisition of SJT adds a new product offering to Adtalem Brazil’s test preparation business.

The operations of SJT are included in Adtalem’s Technology and Business segment. The results of SJT’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

November 1, 2017
Current Assets	$558
Property and Equipment	16
Other Long-term Assets	1,838
Goodwill	4,121
Total Assets Acquired	6,533
Liabilities Assumed	569
Net Assets Acquired	$5,964

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Adtalem Brazil reporting unit which is classified within the Technology and Business segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include SJT’s strategic fit into Adtalem’s expanding presence in test preparation and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes.

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Association of Certified Anti-Money Laundering Specialists

On July 1, 2016, Becker completed the acquisition of 100% of the stock of ACAMS for $330.6 million, net of cash of $23.5 million. The payment for this purchase was made in the first quarter of fiscal year 2017, and was funded with available domestic cash balances and $175 million in borrowings under Adtalem’s revolving credit facility. ACAMS is an international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Adtalem’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

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

Intangible assets consist of the following (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$11,049	$(8,999)	5 Years
Customer Relationships	42,900	(7,261)	10 Years
Non-compete Agreements	700	(682)	1 Year
Curriculum/Software	7,143	(3,375)	4 Years
Franchise Contracts	10,597	(1,717)	18 Years
Clinical Agreements	392	(118)	15 Years
Trade Names	1,143	(1,000)	10 Years
Proprietary Technology	500	(187)	4 Years
Total	$74,424	$(23,339)
Indefinite-Lived Intangible Assets:
Trade Names	$109,462
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	97,013
Total	$355,915

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$12,459	$(9,323)
Customer Relationships	42,900	(4,923)
Non-compete Agreements	700	(665)
Curriculum/Software	7,147	(2,329)
Franchise Contracts	10,615	(1,425)
Clinical Agreements	393	(104)
Trade Names	1,145	(945)
Proprietary Technology	500	(125)
Total	$75,859	$(19,839)
Indefinite-Lived Intangible Assets:
Trade Names	$109,519
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	97,179
Total	$356,138

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$12,657	$(8,324)
Customer Relationships	42,900	(2,547)
Non-compete Agreements	1,640	(1,226)
Curriculum/Software	8,143	(2,206)
Franchise Contracts	10,783	(1,148)
Clinical Agreements	399	(93)
Trade Names	1,163	(901)
Proprietary Technology	500	(63)
Total	$78,185	$(16,508)
Indefinite-Lived Intangible Assets:
Trade Names	$110,048
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	98,718
Total	$358,206

Amortization expense for amortized intangible assets was $2.5 million and $5.0 million for the three and six months ended December 31, 2017, respectively, and $2.4 million and $5.7 million for the three and six months ended December 31, 2016, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

	Becker and	Adtalem
Fiscal Year	ACAMS	Brazil	Total
2018	$6,501	$2,861	$9,362
2019	6,422	2,057	8,479
2020	4,671	1,448	6,119
2021	4,440	907	5,347
2022	4,300	615	4,915
Thereafter	15,386	6,387	21,773

All amortizable intangible assets except student relationships and customer relationships are being amortized on a straight-line basis. The amount being amortized for student relationships is based on the estimated progression of the students through the respective, Centro Universitário Vale do Ipojuca (“Unifavip”), Damásio Educacional (“Damasio”) and Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. The amount being amortized for customer relationships related to ACAMS is based on the estimated retention of the customers, giving consideration to the revenue and cash flow associated with these existing customers.

Indefinite-lived intangible assets related to trade names, Title IV eligibility, accreditations and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

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

Adtalem had six reporting units that contained goodwill as of the start of the second quarter of fiscal year 2018. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all the reporting units as of December 31, 2017, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value, except at DeVry University. During the quarter, a triggering event did occur within the DeVry University reporting unit which resulted in a write-off of all goodwill balances as of December 31, 2017.

On December 4, 2017, Adtalem, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Adtalem agreed to sell DeVry University to Cogswell Education, LLC (“Cogswell”). Subject to the terms and conditions of the Purchase Agreement, Adtalem will sell all of the outstanding equity interests of DeVry University, Inc. and DeVry New York Inc. to Cogswell for $1.00. As this sales price indicates a fair value that is less than the carrying value of the DeVry University goodwill and intangible asset balances, both amounts were written down to zero as of December 31, 2017. This resulted in impairment charges for goodwill of $22.2 million and indefinite-lived intangible assets of $1.6 million in the second quarter of fiscal year 2018. These amounts were charged to Discontinued Operations (see “Note 2: Discontinued Operations and Assets Held for Sale”).

For indefinite-lived intangible assets at the six reporting units that contained indefinite-lived intangible assets as of December 31, 2017, management first analyzes qualitative factors including results of operations and business conditions, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. At Carrington, management is executing a plan to increase enrollment and control costs to improve profitability. As a result, as of the end of the second quarter of fiscal year 2018, management does not believe business conditions had deteriorated such that it was more likely than not that the fair value of the Title IV Eligibility and Accreditation indefinite-lived intangible asset had fallen below its carrying value. Should declines in student enrollment at Carrington result in financial performance that is significantly below management expectations, the carrying value of this reporting unit’s indefinite-lived intangible assets could be impaired. This could require a write-off of up to $20.2 million.

Management does not believe the effects of Hurricanes Irma and Maria created a triggering event which would require an impairment analysis of AUC’s or RUSM’s indefinite-lived intangible assets and goodwill. Damage to physical property will be repaired with the majority of costs expected to be reimbursable by insurance proceeds. The September 2017 semesters at both institutions were completed with minimal lost students and revenue and commencement of future semesters is not in question. Management believes it is probable that the response to the crisis and its ability to continue providing educational services demonstrates AUC’s and RUSM’s ability to generate future revenue and operating results sufficient to maintain fair values of these assets in excess of their carrying values.

These interim triggering event conclusions were based on the fact that the qualitative analysis of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2017, except at the DeVry University reporting unit, and that no interim events or deviations from planned operating results occurred as of December 31, 2017, that would cause management to reassess these conclusions.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates, which could lead to additional impairments of intangible assets or goodwill.

At December 31, 2017, intangible assets from business combinations totaled $407.0 million and goodwill totaled $832.9 million. Together, these assets equaled approximately 56% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

	December 31,	June 30,	December 31,
Reporting Unit	2017	2017	2016
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Becker and ACAMS	306,808	306,653	306,382
Adtalem Brazil	215,925	212,223	216,050
Total	$832,943	$829,086	$832,642

The table below summarizes goodwill balances by reporting segment (in thousands):

	December 31,	June 30,	December 31,
Reporting Segment	2017	2017	2016
Medical and Healthcare	$310,210	$310,210	$310,210
Professional Education	306,808	306,653	306,382
Technology and Business	215,925	212,223	216,050
Total	$832,943	$829,086	$832,642

The table below summarizes the changes in the carrying amount of goodwill by reporting segment (in thousands):

				U.S. Traditional
				Postsecondary
	Medical		Technology		Accumulated
	and	Professional	and		Impairment
	Healthcare	Education	Business	Gross	Losses	Total
Balance at June 30, 2016	310,210	32,043	223,558	185,717	(185,717)	565,811
Purchase Accounting Adjustments	-	-	(3,122)	-	-	(3,122)
Acquisitions	-	274,620	-	-	-	274,620
Foreign exchange rate changes	-	(281)	(4,386)	-	-	(4,667)
Balance at December 31, 2016	310,210	306,382	216,050	185,717	(185,717)	832,642
Purchase Accounting Adjustments	-	69	(481)	-	-	(412)
Foreign exchange rate changes	-	202	(3,346)	-	-	(3,144)
Balance at June 30, 2017	310,210	306,653	212,223	185,717	(185,717)	829,086
Acquisitions	-	-	4,121	-	-	4,121
Foreign exchange rate changes	-	155	(419)	-	-	(264)
Balance at December 31, 2017	$310,210	$306,808	$215,925	$185,717	$(185,717)	$832,943

The increase in the goodwill balance from June 30, 2017 in the Professional Education segment is the result of a change in the value of the British Sterling Pound compared to the U.S. dollar. Since Becker’s European subsidiary’s goodwill is recorded in local currency, fluctuations in the value of the British Sterling Pound in relation to the U.S. dollar will cause changes in the balance of this asset. The increase in the goodwill balance from June 30, 2017 in the Technology and Business segment is the result of the addition of $4.1 million with the acquisition of SJT. The increase was partially offset by a change in the value of the Brazilian Real compared to the U.S. dollar. Since Adtalem Brazil goodwill is recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

	December 31,	June 30,	December 31,
Reporting Segment	2017	2017	2016
Medical and Healthcare	$137,500	$137,500	$137,500
Professional Education	67,812	67,812	67,812
Technology and Business	130,403	130,626	132,694
U.S. Traditional Postsecondary	20,200	20,200	20,200
Total	$355,915	$356,138	$358,206

Total indefinite-lived intangible assets decreased by $0.2 million from June 30, 2017. The decrease is the result of a change in the value of the Brazilian Real as compared to the U.S. dollar. Since Adtalem Brazil intangible assets are recorded in the local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 11: RESTRUCTURING CHARGES

During the first three and six months of fiscal year 2018, Adtalem recorded restructuring charges primarily related to reductions in force (“RIF”) and real estate consolidations at Carrington and Adtalem’s home office. Termination benefit charges, as a result of reducing Adtalem’s workforce by 98 positions in the first six months of fiscal year 2018, represented severance pay and benefits for these employees. We also recorded a reduction to restructuring charges in the first six months of fiscal year 2018 for an adjustment to previously accrued estimates for real estate consolidations at Adtalem’s home office. During the first three and six months of fiscal year 2017, Adtalem recorded restructuring charges primarily related to real estate consolidations at Carrington and Adtalem’s home office. Adtalem’s home office is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements. Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended December 31, 2017			Six Months Ended December 31, 2017
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$-	$-	$-	$26	$86	$112
U.S. Traditional Postsecondary	830	298	1,128	1,722	656	2,378
Home Office and Other	160	1,266	1,426	(465)	2,916	2,451
Total	$990	$1,564	$2,554	$1,283	$3,658	$4,941

	Three Months Ended December 31, 2016			Six Months Ended December 31, 2016
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
U.S. Traditional Postsecondary	$2,335	$-	$2,335	$3,703	$-	$3,703
Home Office and Other	266	362	628	1,929	681	2,610
Total	$2,601	$362	$2,963	$5,632	$681	$6,313

The following table summarizes the separation and restructuring plan activity for the fiscal years 2018 and 2017, for which cash payments are required (in thousands):

Liability balance at June 30, 2016	$48,223
Increase in liability (separation and other charges)	27,620
Reduction in liability (payments and adjustments)	(29,728)
Liability balance at June 30, 2017	46,115
Increase in liability (separation and other charges)	11,954
Reduction in liability (payments and adjustments)	(16,304)
Liability balance at December 31, 2017	$41,765

Of this liability balance, $16.4 million is recorded as Accrued Liabilities and $25.4 million is recorded as Deferred Rent and Other Liabilities on the Consolidated Balance Sheet at December 31, 2017. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from Adtalem or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to 8 years.

NOTE 12: INCOME TAXES

Tax expense from continuing operations of $109.6 million was recorded in the second quarter of fiscal year 2018. As discussed below, tax expense from continuing operations includes $101.2 million to record the one-time impact of the Tax Cuts and Jobs Act (the “Tax Act”), and generated effective tax rates on income from continuing operations of 202.0% and 141.2% for the second quarter and first six months of fiscal year 2018, respectively. The effective tax rates on income from continuing operations excluding tax expense related to the Tax Act were 15.6% for the second quarter and 15.0% for the first six months of fiscal year 2018. A tax benefit of $10.1 million was recorded in continuing operations in the second quarter of fiscal year 2017, driven primarily from the settlement costs of various regulatory litigation, and generated effective tax rates on income from continuing operations of 362.0% and -7.6% for the second quarter and first six months of fiscal year 2017. The effective tax rates on income from continuing operations excluding the settlements were 19.4% and 20.8% for the second quarter and first six months of fiscal year 2017. Excluding the one-time impact of the Tax Act and settlements, the decrease in tax rates reflects the decrease in the U.S. tax rate resulting from the Tax Act, as well as an increase in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings.

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

Adtalem had not previously recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, cash held by the subsidiaries in Brazil will not be available for general company purposes, and no foreign or state tax has been recorded on such amount. As of December 31, 2017, the cumulative undistributed earnings attributable to operations in Brazil was approximately $91 million.

Adtalem’s effective tax rate was impacted by the Tax Act, which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are required to be accounted for in the period in which the law is enacted, and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, a provision for income tax resulting from the enactment of the Tax Act was recorded in the quarter.

The Tax Act includes significant changes to the U.S. corporate income tax system, which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime, which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 28.1% for the fiscal year ending June 30, 2018. The new taxes for certain foreign-sourced earnings under the Tax Act are effective for Adtalem after the fiscal year ending June 30, 2018.

The tax expense recorded in the quarter upon enactment of the Tax Act includes $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, payable over eight years; $2.5 million to record the impact of the reduction in tax rates on our net deferred tax asset position; and $2.7 million for state income and foreign withholding taxes on undistributed foreign earnings that are no longer intended to be indefinitely reinvested in foreign operations, partially offset by $0.3 million to reduce tax expense recorded in the first quarter of fiscal year 2018 for the reduction in the U.S. tax rate. As of December 31, 2017, Adtalem had not fully completed its accounting for the tax effects of the enactment of the Tax Act. We are still evaluating various impacts of the enacted legislation and these impacts may materially differ from the estimated impacts recognized in the second quarter of fiscal year 2018 due to future treasury regulations, tax law technical corrections, and other potential guidance, notices, rulings, refined computations and actions we may take as a result of the tax legislation, and other items. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed in general at a 10.5% tax rate. Because of the complexity of these provisions, Adtalem has not completed its analysis on the potential impact to its deferred tax assets and liabilities, or whether to (i) account for GILTI as a component of tax expense in the period in which Adtalem is subject to the rules (the “period cost method”), or (ii) account for GILTI in Adtalem’s measurement of deferred taxes (the “deferred method”).

NOTE 13: DEBT

Revolving Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The revolving credit agreement (as amended, the “Credit Agreement”) provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. On October 4, 2016, Adtalem entered into a First Amendment to Credit Agreement, which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. Adtalem may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of December 31, 2017, June 30, 2017 and December 31, 2016, Adtalem borrowings under this agreement were $165 million, $125 million and $225 million, respectively, with a weighted average interest rate of 3.42%, 3.18% and 2.73%, respectively. There are no required principal payments under the Credit Agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. Adtalem letters of credit outstanding under this agreement were $68.5 million as of each of December 31, 2017, June 30, 2017 and December 31, 2016. Of this amount, $68.4 million was posted in the second quarter of fiscal year 2017 in relation to the ED Settlement (see “Note: 3 Regulatory Settlements”). Upon the close of the sale of DeVry University (see “Note 2: Discontinued Operations and Assets Held for Sale”), Adtalem will continue to post this letter of credit on behalf of DeVry University. As of December 31, 2017, Adtalem is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of December 31, 2017. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of December 31, 2017.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for the borrowings under the revolving credit facility.

Adtalem also has liabilities recorded for deferred purchase price agreements with sellers related to the purchases of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec, Faculdade de Imperatriz (“Facimp”) and SJT. This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

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

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against Adtalem, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased Adtalem common stock between February 4, 2011 and January 27, 2016. The complaint cites the ED January 2016 Notice and a civil complaint (the “FTC lawsuit”) filed by the U.S. Federal Trade Commission on January 27, 2016 against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”), which was resolved with the FTC in 2017, that alleged that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act, as the basis for claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these alleged false or misleading statements, the plaintiff alleged that defendants overstated Adtalem’s growth, revenue and earnings potential and made false or misleading statements about Adtalem’s business, operations and prospects. The plaintiff alleged direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act. The plaintiff sought monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers and URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC sought to represent a putative class of persons who purchased Adtalem common stock between August 26, 2011 and January 27, 2016 and names an additional individual defendant, Patrick J. Unzicker. Like the original complaint, the SAC asserted claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC, which was granted on December 6, 2017 without prejudice. The plaintiffs filed a Third Amended Complaint on January 29, 2018.

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

NOTE 15: SEGMENT INFORMATION

Beginning in the second quarter of fiscal year 2018, DeVry University operations is classified as discontinued operations as discussed in “Note 2: Discontinued Operations and Assets Held for Sale.” Therefore, segment information presented excludes the results of DeVry University, which is presented as discontinued operations in the Consolidated Financial Statements. Discontinued operations assets are included in the table below to reconcile to Total Consolidated Assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to DeVry University within the U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operating reporting guidance regarding allocation of corporate overhead.

Adtalem’s principal business is the provision of educational services. During the third quarter of fiscal year 2017, Adtalem effected a change to reportable segments to align with current strategic priorities and resource allocation. As of the quarter ended March 31, 2017, Adtalem presents four reporting segments: “Medical and Healthcare,” which includes the operations of Chamberlain and the medical and veterinary schools (which include AUC, RUSM and RUSVM); “Professional Education,” which includes the operations of Becker and ACAMS; “Technology and Business,” which includes the operations of Adtalem Brazil; and “U.S. Traditional Postsecondary,” which includes the operations of Carrington. Prior period amounts have been reclassified to conform to the current reportable segment presentation.

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. “Home Office and Other” includes activity not allocated to a reporting segment and is included to reconcile segment results to the Consolidated Financial Statements. The accounting policies of the segments are the same as those described in “Note 4: Summary of Significant Accounting Policies.”

Summary financial information by reporting segment is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue:
Medical and Healthcare	$203,297	$201,409	$394,582	$401,178
Professional Education	30,359	27,366	70,401	62,096
Technology and Business	75,133	73,387	137,572	131,627
U.S. Traditional Postsecondary	29,033	32,445	61,168	69,431
Home Office and Other	(578)	(649)	(1,201)	(1,347)
Total Consolidated Revenue	$337,244	$333,958	$662,522	$662,985
Operating Income (Loss):
Medical and Healthcare	$55,047	$52,152	$81,279	$96,016
Professional Education	2,193	134	12,700	6,191
Technology and Business	13,991	13,482	15,852	11,506
U.S. Traditional Postsecondary	(5,779)	(6,281)	(11,293)	(8,301)
Home Office and Other (1)	(10,068)	(60,957)	(17,412)	(72,156)
Total Consolidated Operating Income (Loss)	$55,384	$(1,470)	$81,126	$33,256
Segment Assets:
Medical and Healthcare	$954,114	$956,510	$954,114	$956,510
Professional Education	444,029	456,824	444,029	456,824
Technology and Business	610,803	581,355	610,803	581,355
U.S. Traditional Postsecondary	55,008	57,246	55,008	57,246
Home Office and Other	105,192	134,225	105,192	134,225
Discontinued Operations	41,576	115,273	41,576	115,273
Total Consolidated Assets	$2,210,722	$2,301,433	$2,210,722	$2,301,433
Additions to Long-Lived Assets:
Medical and Healthcare	$8,669	$3,541	$14,336	$6,844
Professional Education	298	-	1,221	363,658
Technology and Business	12,407	2,828	15,748	7,613
U.S. Traditional Postsecondary	360	559	1,121	1,766
Home Office and Other	2,463	1,315	4,305	2,542
Total Consolidated Additions to Long-Lived Assets	$24,197	$8,243	$36,731	$382,423
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$20,060	$8,243	$32,594	$18,771
Increase in Capital Assets from Acquisitions	16	-	16	4,913
Increase in Intangible Assets and Goodwill	4,121	-	4,121	358,739
Total Increase in Consolidated Long-Lived Assets	$24,197	$8,243	$36,731	$382,423
Depreciation Expense:
Medical and Healthcare	$6,332	$6,720	$12,909	$13,198
Professional Education	289	180	527	347
Technology and Business	2,477	2,169	5,103	4,110
U.S. Traditional Postsecondary	1,169	1,201	2,300	2,392
Home Office and Other	1,853	3,060	4,026	5,996
Total Consolidated Depreciation Expense	$12,120	$13,330	$24,865	$26,043
Intangible Asset Amortization Expense:
Professional Education	$1,626	$1,884	$3,251	$3,786
Technology and Business	837	548	1,709	1,909
Total Consolidated Amortization Expense	$2,463	$2,432	$4,960	$5,695

(1) Home Office and Other Operating Loss includes $52.2 million in charges in the three and six months ended December 31, 2016 for regulatory settlements as described in “Note 3: Regulatory Settlements.”

Adtalem conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the three-month and six-month periods ended December 31, 2017 and 2016. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue from Unaffiliated Customers:
Domestic Operations	$173,128	$171,196	$357,288	$352,363
International Operations:
Dominica, St. Kitts and St. Maarten	88,236	88,542	165,614	176,846
Brazil	75,133	73,387	137,572	131,627
Other	747	833	2,048	2,149
Total International	164,116	162,762	305,234	310,622
Total Consolidated Revenue	$337,244	$333,958	$662,522	$662,985
Long-Lived Assets:
Domestic Operations	$177,562	$211,319	$177,562	$211,319
International Operations:
Dominica, St. Kitts and St. Maarten	167,841	190,796	167,841	190,796
Brazil	106,884	111,096	106,884	111,096
Other	4,143	3,575	4,143	3,575
Total International	278,868	305,467	278,868	305,467
Total Consolidated Long-Lived Assets	$456,430	$516,786	$456,430	$516,786

No one customer accounted for more than 10% of Adtalem’s consolidated revenue.

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

As described further below, on December 4, 2017, Adtalem announced the signing of a definitive agreement to divest DeVry University, with an expected closing date occurring in early fiscal year 2019. Accordingly, the results of DeVry University are presented as discontinued operations within this Form 10-Q. Also see “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Part I, Item 1, for further discussion.

Following changes in strategic priorities that were implemented in the third quarter of fiscal year 2017, Adtalem is reporting its financial performance based on four reporting segments (Medical and Healthcare, Professional Education, Technology and Business, and U.S. Traditional Postsecondary). Prior periods are presented in accordance with these changes. Management has determined that these reporting segments align with Adtalem’s current strategic priorities and resource allocation. Adtalem’s Chief Operating Decision Maker, its President and Chief Executive Officer, regularly reviews financial information and evaluates operating and management performance based on these segments. See “Note 15: Segment Information” to the Consolidated Financial Statements in Part I, Item 1, for further discussion.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect Adtalem’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as Adtalem or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect Adtalem’s results are described throughout this report, including those in Part I, Item 1, “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements, “Item 1 – Legal Proceedings,” “Item 1A – Risk Factors,” and in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on August 24, 2017, including, without limitation, in “Item 1A – Risk Factors” and in the subsections of “Item 1 – Business” entitled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Seasonality” and “Employees.”

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

OVERVIEW

Adtalem’s financial results for the second quarter of fiscal year 2018 reflect revenue growth in the Medical and Healthcare, Professional Education and Technology and Business segments. These increases were partially offset by a decrease in revenue in the U.S. Traditional Postsecondary segment (which as of the second quarter of fiscal year 2018 consists of only Carrington College (“Carrington”)). Pre-tax income from continuing operations, excluding regulatory settlements, increased 9.9%, or $4.9 million, from the year-ago quarter primarily as a result of the increased revenue and cost control measures implemented across all Adtalem institutions and home office. Net income in the second quarter of fiscal year 2018 includes an increase in income tax expense of $101.2 million related to tax reform legislation signed into law in December 2017. Operational and financial highlights for the second quarter and first six months of fiscal year 2018 include:

•	Chamberlain University (“Chamberlain”) revenue grew by 1.9% in the second quarter of fiscal year 2018 compared to the year-ago quarter. For the November 2017 session, new student enrollment increased 5.5% and total student enrollment at Chamberlain increased 5.1% compared to the same term last year. For the January 2018 session, new student enrollment increased 6.9% and total student enrollment increased 5.2%. Chamberlain continues to invest in its programs, student services and campus locations.

•	Despite the serious business interruptions and property damage caused by Hurricanes Irma and Maria, both American University of the Caribbean School of Medicine (“AUC”) and Ross University School of Medicine (“RUSM”) were able to complete the September 2017 basic science semesters by January 5, 2018 (see “Hurricanes” discussion below). For the January 2018 semester, new student enrollment increased 11.5% and total student enrollment increased 1.3%.

•	On December 4, 2017, Adtalem, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Adtalem agreed to sell DeVry University to Cogswell Education, LLC (“Cogswell”). Subject to the terms and conditions of the Purchase Agreement, Adtalem will sell all of the outstanding equity interests of DeVry University, Inc. and DeVry New York Inc. to Cogswell for de minimis consideration. Divesting this operating segment will reduce the organization’s dependence on government Title IV funds for its revenue, which is a strategic imperative.

•	Adtalem recorded pre-tax restructuring charges of $2.6 million in the second quarter of fiscal year 2018 related to severance for workforce reductions and real estate consolidations at Carrington and Adtalem’s home office. Adtalem expects to incur additional restructuring charges during the remainder of fiscal year 2018 as we continue to right-size operations to better align with current enrollment levels and the effects of the divestiture of DeVry University.

•	Adtalem continued its tenth share repurchase program by repurchasing a total of 1,142,769 shares of its common stock at an average cost of $37.46 per share during the second quarter of fiscal year 2018.

•	Adtalem financial position remained strong, generating $49.6 million of operating cash flow during the first six months of fiscal year 2018. As of December 31, 2017, cash and cash equivalents totaled $212.2 million and outstanding borrowings totaled $165.0 million.

HURRICANES

Hurricane Irma

On September 6, 2017, Category 5 Hurricane Irma (“Irma”) caused widespread damage to a large section of the islands of the Caribbean Sea. Irma forced the temporary shut-down of basic science academic instruction of AUC and caused significant damage to AUC’s physical property on the island of St. Maarten. All AUC facilities on the island suffered some degree of damage and could not sustain educational operations. The island’s infrastructure was severely incapacitated. Adtalem evacuated all students and faculty, and some staff from the island following the storm. Classes for AUC’s September 2017 semester had not commenced as of the date the hurricane struck St. Maarten. AUC management determined that repairs to its facilities and the island infrastructure could not be completed in time to teach the September 2017 basic science semester in St. Maarten; thus, an alternative teaching site was identified. AUC contracted with the University of Central Lancashire (“UCLAN”), a public university in Preston, United Kingdom to provide classroom facilities, housing and student support for AUC educational operations. All appropriate accreditation and regulatory approvals to teach in Preston were obtained and on September 29, 2017, AUC students began basic science academic instruction on the UCLAN campus.

As of December 31, 2017, AUC recorded expenses of $11.3 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at UCLAN. Based upon preliminary damage assessments of the AUC facilities, impairment write-downs of building, building improvements, furniture and equipment of $15.4 million were recorded as of December 31, 2017. Management estimates that total costs to repair and replace damaged facilities and equipment will be in the range of $20 to $25 million. Costs and damage repairs are expected to be covered under AUC’s insurance policies, subject to deductibles. AUC received insurance proceeds of $10 million in November 2017 and received a commitment to a partial proof of loss in December 2017, authorizing an additional $10 million partial payment of insurance settlements. As of December 31, 2017, insurance proceeds of $9.8 million were recorded as an offset to the $11.3 million of evacuation expenses and incremental instructional costs incurred, less insurance deductibles of $1.5 million. Expected insurance proceeds of $11.6 million were recorded as income to offset the $15.4 million asset write-downs recorded through December 31, 2017, less insurance deductibles of $3.8 million.

The effects of starting the semester late in September 2017 reduced revenue in the first quarter of fiscal year 2018 by approximately $3.4 million, $2.0 million of which was recognized in the second quarter of fiscal year 2018, and $0.7 million, which was lost due to student withdrawals. The remaining $0.7 million will be recognized in the third quarter of fiscal year 2018 as AUC completed the September 2017 semester on January 5, 2018. Of the students originally registered for the September 2017 semester, approximately 94% continued the semester in Preston. Management expects that lost fiscal year 2018 revenue for students who decided not to attend AUC as a result of the hurricane will be reimbursable under its insurance policy, subject to deductibles. Beginning with the January 2018 semester, new AUC students, along with students in their second and third semesters will be back on the island of St. Maarten, while those in their fourth and fifth semesters will remain in Preston.

The operating results effect of Irma increased revenue by approximately $2.0 million in the second quarter and decreased revenue by approximately $1.4 million for the first six months of fiscal year 2018, compared to the year-ago periods. Operating expenses were not materially changed in the second quarter and increased by $5.3 million for the first six months of fiscal year 2018 compared to the year-ago periods. Management does not believe at this time that AUC has incurred significant uninsured costs associated with hurricane losses.

Management does not believe the effects of Irma have created a triggering event, which would require an impairment analysis of AUC’s indefinite-lived intangible assets and goodwill. Damage to physical property will be repaired with the majority of costs expected to be reimbursable by insurance proceeds. The September 2017 semester was completed with minimal lost students and revenue and commencement of future semesters is not in question. Management believes its response to the crisis and its ability to continue providing educational services demonstrates AUC’s ability to generate future revenue and operating results sufficient to maintain fair values of AUC’s assets in excess of their carrying values.

Hurricane Maria

On September 19, 2017, Category 5 Hurricane Maria (“Maria”) caused widespread damage to a large section of the islands of the Caribbean Sea. Maria forced the temporary shut-down of basic science academic instruction of RUSM and caused significant damage to RUSM’s physical property on the island of Dominica. All RUSM facilities on the island suffered some degree of damage and could not sustain educational operations. The island’s infrastructure was severely incapacitated. Adtalem evacuated all students and most faculty, and some staff from the island following the storm. RUSM basic science students had completed two weeks of classes in the September 2017 semester before the hurricane struck Dominica. Due to the significant damage on the island, repairs to the island infrastructure could not be completed in time to resume teaching the September 2017 semester in Dominica; thus, an alternative teaching site was identified. RUSM contracted with a cruise ship operator to provide a vessel, which was docked off of the island of St. Kitts and used for classroom facilities and housing for RUSM basic science educational operations. All appropriate accreditation and regulatory approvals to teach on the vessel in St. Kitts were obtained and on October 23, 2017, RUSM basic science students began completion of the September 2017 semester instruction on the ship.

As of December 31, 2017, RUSM recorded expenses of $32.7 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching on the ship in St. Kitts. Based upon preliminary damage assessments of the RUSM facilities, impairment write-downs of buildings, building improvements, furniture and equipment of $14.5 million were recorded as of December 31, 2017. Management estimates that total costs to repair and replace damaged facilities and equipment will be in the range of $40 to $50 million. Costs and damage repairs are expected to be covered under RUSM’s insurance policies, subject to deductibles. RUSM received insurance proceeds of $20 million in December 2017 and also received a commitment to a partial proof of loss in December 2017, authorizing an additional $10 million partial payment of insurance settlements. As of December 31, 2017, insurance proceeds of $30 million were recorded as an offset to the $32.7 million of evacuation expenses and incremental instructional costs incurred, less insurance deductibles of $2.7 million. Expected insurance proceeds of $9.2 million were recorded as income to offset the $14.5 million asset write-downs recorded through December 31, 2017, less insurance deductibles of $5.4 million.

The effect of interrupting the September 2017 semester, along with losing some students due to the transition from Dominica to St. Kitts, reduced revenue in the first six months of fiscal year 2018 by approximately $6.8 million. Approximately $4.0 million of this amount is expected to be recognized over the remainder of fiscal year 2018, as the semester was completed on January 5, 2018 and those students who took a leave of absence are expected to return for the January 2018 and May 2018 semesters. Of the students originally registered for the September 2017 semester, approximately 78% continued the semester in St. Kitts. Of those not continuing the September 2017 semester, approximately 89% returned for the January 2018 semester. Management expects that lost fiscal year 2018 revenue for students who decided not to attend RUSM as a result of the hurricane will be reimbursable under its insurance policy, subject to deductibles. Beginning with the January 2018 semester, RUSM students have been temporarily relocated to Knoxville, Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and to a satellite facility on St. Kitts while the Dominica campus is repaired and rebuilt. Regulatory and accreditor approvals are expected to be finalized following a site visit by the Dominica Medical Board in early February 2018. RUSM is using its own medical sciences curriculum and faculty while making use of the LMU teaching and office facilities, including an anatomy lab.

The operating results effect of Maria decreased revenue by approximately $2.8 million in the second quarter and decreased revenue by approximately $6.8 million for the first six months of fiscal year 2018, compared to the year-ago periods. Operating expenses were not materially changed in the second quarter and increased by $8.1 million for the first six months of fiscal year 2018 compared to the year-ago periods. Management does not believe at this time that RUSM has incurred significant uninsured costs associated with hurricane losses.

Management does not believe the effects of Maria have created a triggering event, which would require an impairment analysis of RUSM’s indefinite-lived intangible assets and goodwill. Damage to physical property will be repaired with the majority of costs expected to be reimbursable by insurance proceeds. The September 2017 semester was completed with minimal lost students and management does not expect future extraordinary revenue loss or delays commencing classes. Management believes its response to the crisis and its ability to continue providing educational services demonstrates RUSM’s ability to generate future revenue and operating results sufficient to maintain fair values of RUSM’s assets in excess of their carrying values.

DIVESTITURE OF DEVRY UNIVERSITY

On December 4, 2017, Adtalem, entered into a Purchase Agreement, pursuant to which Adtalem agreed to sell DeVry University to Cogswell. Subject to the terms and conditions of the Purchase Agreement, Adtalem will sell all of the outstanding equity interests of DeVry University, Inc. and DeVry New York Inc. to Cogswell for de minimis consideration. To support DeVry University’s future success, Adtalem has committed to transferring DeVry University with a minimum working capital balance of $7.5 million, subject to increase under certain conditions of up to $20.1 million. The Purchase Agreement includes an earn-out entitling Adtalem to payments of up to $20 million paid over a ten-year period based on DeVry University’s free cash flow.

DeVry University is an operating segment and was previously included in the U.S. Traditional Postsecondary reporting segment. Subject to the terms and conditions of the Purchase Agreement it will be sold in its entirety. Divesting DeVry University is a strategic shift in the operations of Adtalem. This segment offers principally bachelor’s and master’s degrees in technology and business in the U.S., and Adtalem will be exiting this market with this disposition. Adtalem’s only other operating segment that grants primarily bachelor’s and master’s degrees is Chamberlain University, and these are in nursing and related medical fields. Selling the DeVry University operating segment will reduce the organization’s dependence on government Title IV funds for its revenue, which is a strategic imperative. This operating segment is discussed in depth in the business section of the Adtalem Annual Report on Form 10-K for the year ended June 30, 2017 and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of all quarterly and annual reports. DeVry University is the legacy business of Adtalem and at one time accounted for the majority of its consolidated revenue and operating income. Disposal of this operating segment will have a significant effect on the operations and financial results of Adtalem. DeVry University employs approximately 1,100 full-time faculty and staff and requires significant home office administrative support, absorbing approximately 30% of all home office administrative costs.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we are classifying the DeVry University entity as “Held for Sale” and “Discontinued Operations” as of December 31, 2017. As a result, all financial results, disclosures and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude DeVry University operations.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the second quarter and first six months of fiscal year 2018, Adtalem classified the operating results of DeVry University as discontinued operations, and recorded special items related to the following:

•	Restructuring charges primarily related to reductions in force (“RIF”) and real estate consolidations at Carrington and Adtalem’s home office.
•	Income tax charges related to implementation of the Tax Cuts and Jobs Act of 2017.

During the second quarter and first six months of fiscal year 2017, Adtalem recorded special items related to the following:

•	Restructuring charges primarily related to real estate consolidations at Carrington and Adtalem’s home office in order to align its cost structure with enrollments.
•	Charges arising from the settlement agreements with the Federal Trade Commission (“FTC”) and the Office of the Attorney General of the State of New York (“NYAG”).

In addition, in accordance with GAAP, the operating results of DeVry University are reclassified as discontinued operations for the second quarter and first six months of fiscal year 2017.

The following table illustrates the effects of the discontinued operations and special items on Adtalem’s net income. Management believes that the non-GAAP disclosure of net income and earnings per share excluding the discontinued operations and special items provides investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations and is useful for period-over-period comparisons of such operations given the nature of discontinued operations, restructuring charges and regulatory settlements. Adtalem uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, Adtalem’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net (Loss) Income	$(81,156)	$14,413	$(68,371)	$39,565
(Loss) Earnings per Share (basic-2017, diluted-2016)	$(1.33)	$0.23	$(1.10)	$0.62
Continuing Operations:
Restructuring Expense	$2,554	$2,963	$4,941	$6,313
Effect on Earnings per Share (diluted)	$0.04	$0.05	$0.08	$0.10
Tax Cuts and Jobs Act of 2017	$101,196	$-	$101,196	$-
Effect on Earnings per Share (diluted)	$1.63	$-	$1.61	$-
Regulatory Settlements	$-	$52,150	$-	$52,150
Effect on Earnings per Share (diluted)	$-	$0.81	$-	$0.82
Income Tax Impact on Non-GAAP Adjustments (1)	$(695)	$(20,938)	$(1,284)	$(21,856)
Effect on Earnings per Share (diluted)	$(0.01)	$(0.33)	$(0.02)	$(0.34)
Discontinued Operations, net of tax	$25,420	$(7,455)	$34,808	$(6,668)
Effect on Earnings per Share (diluted)	$0.41	$(0.12)	$0.56	$(0.10)
Net Income from Continuing Operations Excluding
Special Items, net of tax	$47,319	$41,133	$71,290	$69,504
Earnings per Share from Continuing Operations
Excluding Special Items (diluted)	$0.76	$0.64	$1.14	$1.09
Shares used in EPS calculation
Basic	61,234	NA	62,009	NA
Diluted	62,023	64,028	62,705	63,871

(1) Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income (Loss) for the first three and six months of both the current and prior fiscal year. Percentages may not add because of rounding.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	53.1%	53.6%	56.6%	55.3%
Student Services and Administrative Expense	29.8%	30.3%	30.4%	30.9%
Restructuring Expense	0.8%	0.9%	0.7%	1.0%
Regulatory Settlements	0.0%	15.6%	0.0%	7.9%
Total Operating Cost and Expense	83.6%	100.4%	87.8%	95.0%
Operating Income (Loss) from Continuing Operations	16.4%	(0.4)%	12.2%	5.0%
Net Interest Expense	(0.3)%	(0.4)%	(0.1)%	(0.4)%
Income (Loss) from Continuing Operations Before
Income Taxes	16.1%	(0.8)%	12.1%	4.7%
Income Tax (Provision) Benefit	(32.5)%	3.0%	(17.1)%	0.4%
Equity Method Investment Income (Loss)	0.0%	0.0%	(0.0)%	0.0%
(Loss) Income from Continuing Operations	(16.4)%	2.2%	(5.0)%	5.0%
(Loss) Income from Discontinued Operations, Net of Tax	(7.5)%	2.2%	(5.3)%	1.0%
Net (Loss) Income	(24.0)%	4.4%	(10.2)%	6.0%
Net Income Attributable to Noncontrolling Interest	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Net (Loss) Income Attributable to Adtalem Global
Education	(24.1)%	4.3%	(10.3)%	6.0%

REVENUE

All discussions of the results of operations exclude the results of DeVry University which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

The following tables present revenue by segment detailing the changes from the year-ago comparative periods including disclosures of the effect of Hurricanes Irma and Maria, the effect of acquisitions and changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for the second quarter of fiscal year 2018 of $337.2 million increased 1.0%, or $3.3 million, compared to the year-ago quarter. For the first six months of fiscal year 2018, total consolidated revenue of $662.5 million decreased 0.1%, or $0.5 million, compared to the year-ago period. Revenue results by segment are discussed in more detail in the sections below.

	Three Months Ended December 31, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Revenue:
Fiscal Year 2017 as Reported	$201,409	$27,366	$73,387	$32,445	$(649)	$333,958
Organic Growth (Decline)	2,780	2,993	438	(3,412)	71	2,870
Effect of Acquisitions	-	-	218	-	-	218
Hurricane Impact	(892)	-	-	-	-	(892)
Effect of Currency Change	-	-	1,090	-	-	1,090
Fiscal Year 2018 as Reported	$203,297	$30,359	$75,133	$29,033	$(578)	$337,244

Fiscal Year 2018 % Change:
Organic Growth (Decline)	1.4%	10.9%	0.6%	(10.5)%	NM	0.9%
Effect of Acquisitions	-	-	0.3%	-	NM	0.1%
Constant Currency Change	1.4%	10.9%	0.9%	(10.5)%	NM	0.9%
Hurricane Impact	(0.4)%	-	-	-	NM	(0.3)%
Effect of Currency Change	-	-	1.5%	-	NM	0.3%
Fiscal Year 2018 % Change as Reported	0.9%	10.9%	2.4%	(10.5)%	NM	1.0%

	Six Months Ended December 31, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Revenue:
Fiscal Year 2017 as Reported	$401,178	$62,096	$131,627	$69,431	$(1,347)	$662,985
Organic Growth (Decline)	1,640	8,305	2,948	(8,263)	146	4,776
Effect of Acquisitions	-	-	218	-	-	218
Hurricane Impact	(8,236)	-	-	-	-	(8,236)
Effect of Currency Change	-	-	2,779	-	-	2,779
Fiscal Year 2018 as Reported	$394,582	$70,401	$137,572	$61,168	$(1,201)	$662,522

Fiscal Year 2018 % Change:
Organic Growth (Decline)	0.4%	13.4%	2.2%	(11.9)%	NM	0.7%
Effect of Acquisitions	-	-	0.2%	-	NM	0.0%
Constant Currency Change	0.4%	13.4%	2.4%	(11.9)%	NM	0.8%
Hurricane Impact	(2.1)%	-	-	-	NM	(1.2)%
Effect of Currency Change	-	-	2.1%	-	NM	0.4%
Fiscal Year 2018 % Change as Reported	(1.6)%	13.4%	4.5%	(11.9)%	NM	(0.1)%

Management expects that for the third quarter of fiscal year 2018, revenue will increase 3 to 4 percent compared to the third quarter of fiscal year 2017. Revenue growth within the Medical and Healthcare, Technology and Business, and Professional Education segments is expected to be partially offset by U.S. Traditional Postsecondary continuing revenue declines resulting from the impact of lower total student enrollment.

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 0.9%, or $1.9 million, to $203.3 million in the second quarter and decreased 1.6%, or $6.6 million, to $394.6 million for the first six months of fiscal year 2018 compared to the year-ago periods. Revenue decreases at the medical and veterinary schools, principally the result of hurricane related losses, in both the second quarter and first six months of fiscal year 2018 were fully offset in the second quarter and partially offset in first six months of fiscal year 2018 by revenue increases at Chamberlain. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain University

Chamberlain University Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018
New Students	2,497	4,962	2,806	4,472
% Change from Prior Year	16.5%	(0.8)%	5.5%	6.9%
Total Students	26,811	30,062	29,719	31,333
% Change from Prior Year	6.3%	4.5%	5.1%	5.2%

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
New Students	2,144	5,003	2,660	4,185	2,713	3,779
% Change from Prior Year	(1.7)%	1.2%	3.2%	(3.0)%	11.7%	4.0%
Total Students	25,229	28,781	28,268	29,789	29,726	28,961
% Change from Prior Year	15.9%	11.5%	10.2%	6.6%	7.3%	5.7%

Chamberlain revenue increased 1.9%, or $2.2 million, to $115.1 million in the second quarter and increased 2.1%, or $4.6 million, to $229.0 million in the first six months of fiscal year 2018 compared to the year-ago periods, driven primarily by total enrollment increases. The improved new student enrollment in the second quarter of fiscal year 2018, was the result of improved execution on recruiting plans, particularly in the Master of Science in Nursing (“MSN”) degree programs, with retention improving as well, although this was partially offset by continued weakness in new student enrollment for the online Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) degree program.

The Chamberlain campus in Houston, Texas, was placed on conditional status, effective January 19, 2017, by the Texas Board of Nursing (“TBN”), as a result of falling below the state-required first time pass rate on the National Council of Nursing Licensure Exam (“NCLEX”). Conditional status prohibited the campus from admitting new students to its programs. The Houston campus improved its processes and achieved the required pass rate by the September 30, 2017 deadline. In January 2018, the TBN granted full approval status to the Houston campus. The campus is currently admitting new students for the May 2018 session.

Chamberlain currently operates 20 campuses in 14 states and has completed construction of a new campus in New Orleans, Louisiana. After obtaining appropriate regulatory approvals, we anticipate opening the New Orleans campus in May 2018.

Tuition Rates:

•	Effective for sessions beginning in May 2017, tuition is $675 per credit hour for students enrolling in the Bachelor of Science in Nursing (“BSN”) onsite program. This tuition rate is unchanged from the prior year.

•	Effective for sessions beginning in May 2017, tuition is $590 per credit hour for students enrolled in the RN-to-BSN online degree program. Tuition for students enrolled in the online MSN program is $650 per credit hour. For students enrolled in the Family Nurse Practitioner (“FNP”) track, tuition is $665 per credit hour for the ten FNP specialty courses. Tuition for the online Doctor of Nursing Practice (“DNP”) program is $750 per credit hour. All of these tuition rates are unchanged from the prior year.

•	Effective for sessions beginning in July 2017, tuition for the Master of Public Health (“MPH”) program is $550 per credit hour. This program was launched in July 2017.

These tuition rates do not include the cost of books, supplies, transportation or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2018
Term	Sept. 2017	Jan. 2018
New Students	812	515
% Change from Prior Year	0.7%	11.5%
Total Students	5,744	5,938
% Change from Prior Year	(6.9)%	1.3%

	Fiscal Year 2017
Term	Sept. 2016	Jan. 2017	May 2017
New Students	806	462	458
% Change from Prior Year	(18.7)%	(10.8)%	(14.4)%
Total Students	6,168	5,863	5,491
% Change from Prior Year	(5.8)%	(8.0)%	(6.1)%

The medical and veterinary schools revenue decreased 0.3%, or $0.3 million, to $88.2 million in the second quarter and decreased 6.4%, or $11.2 million, to $165.6 million in the first six months of fiscal year 2018 compared to the year-ago periods. The declines were driven primarily by revenue loss of approximately $0.9 million and $8.2 million, for the second quarter and first six months of fiscal year 2018, respectively, due to the effects of Hurricanes Irma and Maria. These events forced temporary shut-downs and postponements of the September 2017 semester basic science academic instruction at AUC and RUSM, along with students withdrawing due to these disruptions. In addition, enrollment declines at AUC and RUSM in the May 2017 semester, which contributed revenue for the first two months of fiscal year 2018, resulted in decreased revenue. These enrollment declines were partially offset by tuition price increases at AUC and RUSM for the September 2017 semester, as well as enrollment increases at Ross University School of Veterinary Medicine (“RUSVM”). Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, and improving the effectiveness of its marketing strategies by restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year. These strategies were successful in improving recruitment results in the January 2018 semester, in which new and total student enrollment increased.

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

Professional Education

Revenue in the Professional Education segment increased 10.9%, or $3.0 million, to $30.4 million in the second quarter and increased 13.4%, or $8.3 million, to $70.4 million in the first six months of fiscal year 2018 compared to the year-ago periods. The increase is driven by revenue growth at the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), partially offset by a decline in the number of CPA exam candidates taking the Becker Exam Review Course compared to the year-ago periods. ACAMS’s membership has increased to over 60,000 which is an increase of approximately 62% since July 2016, driven by strong growth in the Asia Pacific region as well as expansion in the business-to-business partnerships in Europe.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of Adtalem Brazil, increased 2.4%, or $1.7 million, to $75.1 million in the second quarter and increased 4.5%, or $5.9 million, to $137.6 million in the first six months of fiscal year 2018 compared to the year-ago periods. The increase in value of the Brazilian Real compared to the U.S. dollar increased reported revenue in the second quarter and first six months of fiscal year 2018 by $1.1 million and $2.8 million, respectively, compared to the year-ago periods. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis, revenue increased by 0.9% and 2.4% in the second quarter and first six months of fiscal year 2018, respectively, compared to the year-ago periods. Revenue growth was driven primarily by increased total higher education student enrollment due to increased persistence, partially offset by a decline in the number of students enrolled in law exam test preparation courses. This decline is related to changes in the exam resulting in lower pass rates for the first level of the exam, which lowered demand for preparation courses for the subsequent level.

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

Key trends for Adtalem Brazil are set forth below.

Adtalem Brazil Student Enrollment:

	Fiscal Year 2018	Fiscal Year 2017
Term	Sept. 2017	Sept. 2016	Mar. 2017
New Students	14,507	15,892	22,531
% Change over Prior Year	(8.7)%	10.4%	(9.0)%
Total Students	78,340	76,862	79,564
% Change over Prior Year	1.9%	32.9%	0.4%

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

Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. Management believes the decrease in new student enrollment in the September 2017 semester is the result of changes in the FIES program. As of June 30, 2017, approximately 26% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 28% of Adtalem Brazil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, changes enacted in calendar year 2015 to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes included reducing the number of new FIES contracts, decreasing the monthly maximum family income thresholds for students to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan.

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

U.S. Traditional Postsecondary

Revenue in the U.S. Traditional Postsecondary segment, which is composed solely of Carrington, decreased 10.5%, or $3.4 million, to $29.0 million in the second quarter and decreased 11.9%, or $8.3 million, to $61.2 million in the first six months of fiscal year 2018 compared to the year-ago periods. Revenue declined as a result of declines in student enrollment at Carrington as it repositions itself to stabilize enrollment. Key trends for Carrington are set forth below.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2018
Term	Sept. 2017	Dec. 2017
New Students	2,155	1,541
% Change from Prior Year	(7.8)%	7.2%
Total Students	5,258	5,644
% Change from Prior Year	(20.8)%	(4.5)%

	Fiscal Year 2017
Term	Sept. 2016	Dec. 2016	Mar. 2017	June 2017
New Students	2,338	1,437	1,892	1,384
% Change from Prior Year	(9.5)%	(22.7)%	(8.1)%	(17.7)%
Total Students	6,638	5,910	6,026	5,362
% Change from Prior Year	(12.2)%	(18.0)%	(16.1)%	(17.1)%

To improve enrollment results, management has focused on bringing relevant programs at competitive prices to serve areas of the workforce where supply and demand imbalances exist. These strategies resulted in improved new student enrollment in the latest term, reversing the trend of nine quarters of enrollment declines which were the result of changing demand for career education given low unemployment, rising wages and increased competition.

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

	Three Months Ended December 31, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Cost of Educational Services:
Fiscal Year 2017 as Reported	$101,735	$5,613	$47,525	$23,293	$982	$179,148
Cost (Reduction) Investment	(383)	231	(330)	(1,766)	975	(1,273)
Effect of Acquisitions	-	-	141	-	-	141
Hurricane Impact	245	-	-	-	-	245
Effect of Currency Change	-	-	709	-	-	709
Fiscal Year 2018 as Reported	$101,597	$5,844	$48,045	$21,527	$1,957	$178,970

Fiscal Year 2018 % Change:
Cost (Reduction) Investment	(0.4)%	4.1%	(0.7)%	(7.6)%	NM	(0.7)%
Effect of Acquisitions	-	-	0.3%	-	NM	0.1%
Constant Currency Change	(0.4)%	4.1%	(0.4)%	(7.6)%	NM	(0.6)%
Hurricane Impact	0.2%	-	-	-	NM	0.1%
Effect of Currency Change	-	-	1.5%	-	NM	0.4%
Fiscal Year 2018 % Change as Reported	(0.1)%	4.1%	1.1%	(7.6)%	NM	(0.1)%

	Six Months Ended December 31, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Cost of Educational Services:
Fiscal Year 2017 as Reported	$208,325	$12,805	$95,677	$47,419	$2,408	$366,634
Cost (Reduction) Investment	(3,631)	459	(2,334)	(3,127)	1,489	(7,144)
Effect of Acquisitions	-	-	141	-	-	141
Hurricane Impact	13,372	-	-	-	-	13,372
Effect of Currency Change	-	-	1,908	-	-	1,908
Fiscal Year 2018 as Reported	$218,066	$13,264	$95,392	$44,292	$3,897	$374,911

Fiscal Year 2018 % Change:
Cost (Reduction) Investment	(1.7)%	3.6%	(2.4)%	(6.6)%	NM	(1.9)%
Effect of Acquisitions	-	-	0.1%	-	NM	0.0%
Constant Currency Change	(1.7)%	3.6%	(2.3)%	(6.6)%	NM	(1.9)%
Hurricane Impact	6.4%	-	-	-	NM	3.6%
Effect of Currency Change	-	-	2.0%	-	NM	0.5%
Fiscal Year 2018 % Change as Reported	4.7%	3.6%	(0.3)%	(6.6)%	NM	2.3%

Cost of Educational Services decreased 0.1%, or $0.2 million, to $179.0 million in the second quarter and increased 2.3%, or $8.3 million, to $374.9 million in the first six months of fiscal year 2018 compared to the year-ago periods. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services decreased 0.5%, or $0.9 million, in the second quarter of fiscal year 2018 compared to the year-ago quarter and increased 1.7%, or $6.4 million, in the first six months of fiscal year 2018 compared to the year-ago period. Costs decreased in the second quarter of fiscal year 2018 primarily as a result of cost reduction measures at the medical and veterinary schools, Carrington and Adtalem Brazil. The increase in costs in the first six months of fiscal year 2018 was the result of $13.4 million in charges representing the deductibles under insurance policies, incurred for facility and equipment impairment write-offs and the evacuations of AUC and RUSM students, faculty and staff in the wakes of Hurricanes Irma and Maria. These costs were partially offset by cost savings primarily as a result of cost reduction measures at the medical and veterinary schools, Carrington and Adtalem Brazil. Costs at the Professional Education segment increased in both the second quarter and first six months of fiscal year 2018 to support growth at ACAMS.

As a percentage of revenue, Cost of Educational Services was 53.1% and 56.6% in the second quarter and first six months of fiscal year 2018, respectively, compared to 53.6% and 55.3%, respectively, during the year-ago periods. The decrease in the second quarter of fiscal year 2018 was primarily a result of cost reduction efforts at Adtalem Brazil along with operating leverage at ACAMS. The increase in the first six months of fiscal year 2018 was primarily the result of the negative effects on revenue and expense from Hurricanes Irma and Maria.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

	Three Months Ended December 31, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Student Services and Administrative Expense:
Fiscal Year 2017 as Reported	$47,522	$21,618	$12,380	$13,099	$6,548	$101,167
Cost (Reduction) Investment	(870)	704	566	(942)	(440)	(982)
Effect of Acquisitions	-	-	10	-	-	10
Effect of Currency Change	-	-	141	-	-	141
Fiscal Year 2018 as Reported	$46,652	$22,322	$13,097	$12,157	$6,108	$100,336

Fiscal Year 2018 % Change:
Cost (Reduction) Investment	(1.8)%	3.3%	4.6%	(7.2)%	NM	(1.0)%
Effect of Acquisitions	-	-	0.1%	-	NM	0.0%
Constant Currency Change	(1.8)%	3.3%	4.7%	(7.2)%	NM	(1.0)%
Effect of Currency Change	-	-	1.1%	-	NM	0.1%
Fiscal Year 2018 % Change as Reported	(1.8)%	3.3%	5.8%	(7.2)%	NM	(0.8)%

	Six Months Ended December 31, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Student Services and Administrative Expense:
Fiscal Year 2017 as Reported	$96,838	$43,100	$24,443	$26,609	$13,642	$204,632
Cost (Reduction) Investment	(1,714)	1,337	1,470	(817)	(3,780)	(3,504)
Effect of Acquisitions	-	-	10	-	-	10
Effect of Currency Change	-	-	406	-	-	406
Fiscal Year 2018 as Reported	$95,124	$44,437	$26,329	$25,792	$9,862	$201,544

Fiscal Year 2018 % Change:
Cost (Reduction) Investment	(1.8)%	3.1%	6.0%	(3.1)%	NM	(1.7)%
Effect of Acquisitions	-	-	0.0%	-	NM	0.0%
Constant Currency Change	(1.8)%	3.1%	6.1%	(3.1)%	NM	(1.7)%
Effect of Currency Change	-	-	1.7%	-	NM	0.2%
Fiscal Year 2018 % Change as Reported	(1.8)%	3.1%	7.7%	(3.1)%	NM	(1.5)%

Student Services and Administrative Expense decreased 0.8%, or $0.8 million, to $100.3 million in the second quarter and decreased 1.5%, or $3.1 million, to $201.5 million in the first six months of fiscal year 2018 compared to the year-ago periods. Excluding the effect of the increase in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense decreased 1.0%, or $1.0 million, in the second quarter of fiscal year 2018 compared to the year-ago quarter and decreased 1.7%, or $3.5 million, in the first six months of fiscal year 2018 compared to the year-ago period. The decrease was primarily the result of cost reduction measures. Over the past several years, Adtalem has reduced costs through staffing adjustments primarily at the medical and veterinary schools, Carrington and Adtalem’s home office while maintaining services that drive successful student outcomes. Also, management is finding ways to be more efficient in marketing and recruiting efforts. The cost reductions were partially offset with cost increases to support growth at ACAMS and Adtalem Brazil. Amortization of finite-lived intangible assets was unchanged in the second quarter and decreased by $0.7 million during the first six months of fiscal year 2018 compared to the year-ago periods. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 29.8% and 30.4% in the second quarter and first six months of fiscal year 2018, respectively, compared to 30.3% and 30.9%, respectively, during the year-ago periods. These decreases were primarily a result of the cost reduction measures noted above.

Management expects that for the third quarter of fiscal year 2018, total operating costs will increase 1 to 2 percent compared to the third quarter of fiscal year 2017, driven by investments in growth at the Medical and Healthcare, Professional Education and Technology and Business segments, partially offset by the impact of savings from Adtalem’s continued cost reduction measures. Adtalem’s outlook excludes potential charges related to restructuring plans and the pending sale of DeVry University, as well as impacts from the timing of the receipt of insurance reimbursements for the hurricane-related expenses.

Restructuring Expense

During the first three and six months of fiscal year 2018, Adtalem recorded restructuring charges primarily related to reductions in force (“RIF”) and real estate consolidations at Carrington and Adtalem’s home office. Termination benefit charges, as a result of reducing Adtalem’s workforce by 98 positions in the first six months of fiscal year 2018, represented severance pay and benefits for these employees. We also recorded a reduction to restructuring charges in the first six months of fiscal year 2018 for an adjustment to previously accrued estimates for real estate consolidations at Adtalem’s home office. During the first three and six months of fiscal year 2017, Adtalem recorded restructuring charges primarily related to real estate consolidations at Carrington and Adtalem’s home office. Adtalem’s home office is classified as “Home Office and Other” in Part I, Item 1, “Note 15: Segment Information” to the Consolidated Financial Statements. Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended December 31, 2017			Six Months Ended December 31, 2017
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$-	$-	$-	$26	$86	$112
U.S. Traditional Postsecondary	830	298	1,128	1,722	656	2,378
Home Office and Other	160	1,266	1,426	(465)	2,916	2,451
Total	$990	$1,564	$2,554	$1,283	$3,658	$4,941

	Three Months Ended December 31, 2016			Six Months Ended December 31, 2016
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
U.S. Traditional Postsecondary	$2,335	$-	$2,335	$3,703	$-	$3,703
Home Office and Other	266	362	628	1,929	681	2,610
Total	$2,601	$362	$2,963	$5,632	$681	$6,313

Cash payments for restructuring charges were $16.3 million in the first six months of fiscal year 2018. The remaining accrual for these charges is $41.8 million as of December 31, 2017. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to 8 years. Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2018 as Adtalem continues to reduce cost where enrollment levels necessitate such realignment of expense.

Regulatory Settlements

In the second quarter of fiscal year 2017, Adtalem, DeVry University, Inc. and DeVry/New York Inc. (collectively, the “Adtalem Parties”) and the FTC agreed to a Stipulation as to Entry of an Order for Permanent Injunction and Monetary Judgment (the “Agreement”) resolving litigation brought by the FTC regarding DeVry University’s use of employment statistics in former advertising. Under the terms of the Agreement, the Adtalem Parties agreed to pay $49.4 million to be distributed at the sole discretion of the FTC, to forgive $30.4 million of institutional loans issued before September 30, 2015, and to forgive outstanding DeVry University accounts receivable balances by $20.2 million for former students. In addition, the Adtalem Parties agreed that Adtalem institutions marketing to U.S. consumers will maintain specific substantiation to support any future advertising regarding graduate outcomes and educational benefits, and will implement training and other agreed-upon compliance measures. Adtalem chose to settle the FTC litigation after filing an answer denying all allegations of wrongdoing.

In the second quarter of fiscal year 2017, Adtalem also recorded charges related to the resolution of an inquiry made by the NYAG to the Adtalem Parties regarding DeVry University’s use of employment and salary statistics in former advertising. The Adtalem Parties chose to resolve the NYAG inquiry by entering into an Assurance of Discontinuance (the “Assurance”) with the NYAG on January 27, 2017, without admitting or denying the allegations therein. Pursuant to the Assurance, the Adtalem Parties agreed to pay $2.25 million for consumer restitution and $0.5 million in penalties, fees and costs. In addition, the Adtalem Parties agreed that Adtalem institutions marketing to New York consumers will maintain specific substantiation and present certain statistics as prescribed to support any future advertising regarding graduate outcomes and educational benefits, and will implement other agreed-upon compliance measures.

Student services and access to federal student loans are not impacted by the Agreement or the Assurance, and at no time has the academic quality of a DeVry University education been questioned. See “Note 3: Regulatory Settlements” to the Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.

The regulatory settlements expense of $56.3 million recorded during the first six months of fiscal year 2017 consists of the $49.4 million cash payment to the FTC, the $4.1 million unreserved and expensed institutional loans and the $2.75 million cash payment to the NYAG. Of these regulatory settlement charges, $4.1 million is recorded within discontinued operations and $52.2 million was allocated to the Adtalem home office which is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS

Total consolidated operating income from continuing operations increased to $55.4 million in the second quarter of fiscal year 2018 compared to a loss of $1.5 million in the year-ago quarter, and increased 143.9%, or $47.9 million, to $81.1 million in the first six months of fiscal year 2018 compared to the year-ago period. Excluding the regulatory settlements expense recorded in the second quarter of fiscal year 2017, total consolidated operating income from continuing operations increased 9.3%, or $4.7 million, in the second quarter and decreased 5.0%, or $4.3 million, in the first six months of fiscal year 2018 compared to the year-ago periods. The primary drivers of the increase in operating income from continuing operations in the second quarter of fiscal year 2018 were cost reduction efforts across Adtalem and revenue growth in the Professional Education segment. The primary driver of the decrease in operating income from continuing operations in the first six months of fiscal year 2018, were $21.6 million in reduced revenue and additional costs incurred due to the impacts of Hurricanes Irma and Maria in the first six months of fiscal year 2018. Excluding the effects of the hurricanes and the regulatory settlements expense, consolidated operating income from continuing operations increased 20.3%, or $17.3 million, in the first six months of fiscal year 2018 compared to the year-ago period. Cost reduction efforts across Adtalem and revenue growth in the Professional Education and Technology and Business segments more than offset the effect on operating income from continuing operations of the revenue declines at Carrington.

Medical and Healthcare

Medical and Healthcare segment operating income increased 5.6%, or $2.9 million, to $55.0 million in the second quarter and decreased 15.3%, or $14.7 million, to $81.3 million in the first six months of fiscal year 2018 compared to the year-ago periods. The primary driver of the decrease in operating income in the first six months was $21.6 million in reduced revenue and additional costs incurred due to the impacts of Hurricanes Irma and Maria. Excluding the effects of the hurricanes, segment operating income increased 7.2%, or $6.9 million, to $102.9 million in the first six months of fiscal year 2018 compared to the year-ago period, primarily driven by revenue increases at Chamberlain and cost control across all institutions.

Professional Education

Professional Education segment operating income increased to $2.2 million in the second quarter of fiscal year 2018 compared to operating income of $134,000 in the year-ago quarter, and increased 105.1%, or $6.5 million, to $12.7 million in the first six months of fiscal year 2018 compared to the year-ago period. The increased operating income is the result of revenue growth at ACAMS.

Technology and Business

Technology and Business segment operating income increased 3.8%, or $0.5 million, to $14.0 million in the second quarter and increased 37.8%, or $4.3 million, to $15.9 million in the first six months of fiscal year 2018 compared to the year-ago periods. Included in operating income in the second quarter and first six months of fiscal year 2018 was $0.2 million and $0.5 million, respectively, from the effect of exchange rates. The increased operating income was primarily driven by higher education revenue growth at Adtalem Brazil.

U.S. Traditional Postsecondary

U.S. Traditional Postsecondary segment operating losses were $5.8 million and $11.3 million in the second quarter and first six months of fiscal year 2018, respectively, compared to operating losses of $6.3 million and $8.3 million in the second quarter and first six months of fiscal year 2017, respectively. Excluding $1.1 million of restructuring expense, which decreased from $2.3 million in the year-ago quarter, the segment operating loss was $4.7 million in the second quarter of fiscal year 2018 compared to a loss of $3.9 million in the year-ago quarter. Excluding $2.4 million of restructuring expense, which decreased from $3.7 million in the year-ago period, the segment operating loss was $8.9 million in the first six months of fiscal year 2018 compared to a loss of $4.6 million in the year-ago period. These decreases were the result of a decline in revenue resulting from the impact of lower total student enrollments, partially offset by cost savings. Total segment expense in the second quarter and first six months of fiscal year 2018, excluding special charges, decreased $2.7 million, or 7.4%, and $3.9 million, or 5.3%, respectively, compared to the year-ago periods. These expense reductions at Carrington offset approximately 79% and 48% of the lower revenue in the second quarter and first six months of fiscal year 2018, respectively. Management continues to adjust costs to better align with current enrollment levels.

NET INTEREST EXPENSE

Net interest expense in the second quarter and first six months of fiscal year 2018 was $1.1 million and $0.9 million, respectively, compared to net interest expense of $1.3 million and $2.4 million, respectively, in the year-ago periods. The net interest expense decrease was primarily the result of increased interest income from higher invested cash balances at Adtalem Brazil.

INCOME TAXES

Tax expense from continuing operations of $109.6 million was recorded in the second quarter of fiscal year 2018. Tax expense from continuing operations includes $101.2 million to record the one-time impact of the Tax Cuts and Jobs Act (the “Tax Act”), and generated effective tax rates on income from continuing operations of 202.0% and 141.2% for the second quarter and first six months of fiscal year 2018, respectively. The effective tax rates on income from continuing operations excluding tax expense related to the Tax Act were 15.6% for the second quarter and 15.0% for the first six months of fiscal year 2018. A tax benefit of $10.1 million was recorded in continuing operations in the second quarter of fiscal year 2017, driven primarily from the settlement costs of various regulatory litigation, and generated effective tax rates on income from continuing operations of 362.0% and -7.6% for the second quarter and first six months of fiscal year 2017. The effective tax rates on income from continuing operations excluding the settlements were 19.4% and 20.8% for the second quarter and first six months of fiscal year 2017. Excluding the one-time impact of the Tax Act and settlements, the decrease in tax rates reflects the decrease in the U.S. tax rate resulting from the Tax Act, as well as an increase in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings.

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

Adtalem had not previously recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, cash held by the subsidiaries in Brazil will not be available for general company purposes, and no foreign or state tax has been recorded on such amount. As of December 31, 2017, the cumulative undistributed earnings attributable to operations in Brazil was approximately $91 million.

Adtalem’s effective tax rate was impacted by the Tax Act, which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are required to be accounted for in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, an additional provision for income tax of $101.2 million resulting from the enactment of the Tax Act was recorded in the quarter. For additional information on the impact of the Tax Act, see “Note 12: Income Taxes” to the Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q.

DISCONTINUED OPERATIONS

Beginning in the second quarter of fiscal year 2018, DeVry University operations is classified as discontinued operations as discussed in “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q. Management will continue to disclose and discuss DeVry University operations in its public filings until the period the sale closes as these operations continue to have an effect on Adtalem’s reported net income (loss).

Revenue at DeVry University decreased 25.9%, or $31.7 million, to $90.6 million in the second quarter and decreased 23.4%, or $56.9 million, to $186.4 million for the first six months of fiscal year 2018 compared to the year-ago periods driven by decreases in undergraduate and graduate enrollment. Management believes the decreases in enrollment and the resulting continued decline in revenue have been due to several internal and external factors, which have resulted in a reduction in interest and lower demand for DeVry University’s programs. Enrollment declines at DeVry University are expected to continue through fiscal year 2018, which will result in lower revenue. Key trends for DeVry University are set forth below.

DeVry University

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018
New Students	2,616	2,825	2,359	2,439
% Change over Prior Year	(11.4)%	(17.7)%	(23.7)%	(3.5)%
Total Students	18,853	19,287	18,385	17,859
% Change over Prior Year	(22.1)%	(21.4)%	(23.4)%	(22.3)%

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
New Students	2,953	3,432	3,092	2,528	2,545	2,406
% Change over Prior Year	(26.2)%	14.3%	7.2%	(16.7)%	(14.3)%	(19.3)%
Total Students	24,213	24,540	24,015	22,994	22,192	20,691
% Change over Prior Year	(22.6)%	(22.9)%	(20.3)%	(21.6)%	(20.9)%	(21.9)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018
Total Coursetakers	7,442	7,915	7,488	7,602
% Change from Prior Year	(23.6)%	(22.0)%	(21.9)%	(20.4)%

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
Total Coursetakers	9,742	10,146	9,589	9,553	9,185	8,469
% Change from Prior Year	(19.4)%	(21.6)%	(23.1)%	(22.8)%	(21.5)%	(21.7)%

DeVry University’s operating loss was $43.9 million in the second quarter of fiscal year 2018 compared to operating income of $6.3 million in the year-ago quarter. For the first six months of fiscal year 2018, the operating loss was $55.2 million compared to operating income of $4.7 million in the year-ago period. In the second quarter of fiscal year 2018, asset impairment charges of $47.2 million were recorded to write-down intangible assets, goodwill, and building and equipment to zero based on the fair market value of the DeVry University operations. In addition, restructuring expense, regulatory settlement expense, loss on assets held for sale and loss on sale of assets decreased to $2.4 million in the second quarter of fiscal year 2018 compared to $11.0 million in the year-ago quarter, and decreased to $8.0 million in the first six months of fiscal year 2018 compared to $12.7 million in the year-ago period. Excluding the impairment and special charges, operating income was $5.8 million in the second quarter of fiscal year 2018 compared to $17.3 million in the year-ago quarter, and operating income was $0.1 million in the first six months of fiscal year 2018 compared to operating income of $17.4 million in the year-ago period. This decrease was the result of a decline in revenue resulting from the impact of lower new and total student enrollments, partially offset by cost savings. Total DeVry University expenses in the second quarter of fiscal year 2018, excluding special charges, decreased $20.3 million, or 19.3%, compared to the year-ago quarter. For the first six months of fiscal year 2018, these expenses decreased $39.6 million, or 17.5%, compared to the year-ago period. These expense reductions at DeVry University offset approximately 64% and 70% of the lower revenue in the second quarter and first six months of fiscal year 2018, respectively. In September 2017, DeVry University announced the closure of eight additional campus locations, which management expects will be completed in early calendar year 2018.

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

The following table summarizes Adtalem’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for fiscal years 2017 and 2016.

	Fiscal Year
	2017	2016
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	53%	58%
Brazil FIES Public Loan Program	4%	4%
State Grants	0%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	42%	36%
Total	100%	100%

The table above includes DeVry University revenue. The increase in the “Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other” Funding Source is the result of management’s efforts to reduce Adtalem’s funding provided by U.S. federal and Brazilian FIES sources.

The pattern of cash receipts during the year is seasonal. Adtalem’s accounts receivable balances peak immediately after tuition bills are issued each semester/session. Accounts receivable reaches its lowest level at the end of each semester/session, dropping to its lowest point during the year at the end of December.

At December 31, 2017, total accounts receivable, net of related reserves, was $148.6 million compared to $127.9 million at December 31, 2016. The main drivers of the increase were a higher receivable balance at Adtalem Brazil from higher revenue and a reclassification of a long-term FIES receivable of $6.7 million to current accounts receivable. In addition, the student receivable balance at the medical and veterinary schools increased due to hurricane related delays in collections. These increases were partially offset by lower receivable balances at Becker from lower enrollment and revenue.

Adtalem’s consolidated cash balances of $212.2 million at December 31, 2017 included approximately $188.4 million of cash attributable to Adtalem’s international operations. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, only cash held by the subsidiaries in Brazil will not be available for general company purposes. As of December 31, 2017, the cash balance attributable to operations in Brazil was approximately $67.3 million. Management does not believe this policy will adversely affect Adtalem’s overall liquidity. Should it be necessary to repatriate the international cash balances at Adtalem Brazil to the U.S., the repatriated cash would be subject to taxation at certain state tax rates.

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

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University, agreed to certain compliance requirements regarding its past and future advertising, DeVry University’s participation in the Title IV programs will be subject to provisional certification for five years and DeVry University will be required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit, which will continue to be posted by Adtalem following the closing of the sale of DeVry University, reduces Adtalem’s borrowing capacity dollar-for-dollar under its credit facility. Institutions under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

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

In October 2017, ED approved our request for AUC to maintain Title IV eligibility while temporarily operating its basic science instruction in the United Kingdom (“UK”), following the widespread damage in St. Maarten caused by Hurricane Irma. The provisional PPA providing this approval extends to September 30, 2019, encompassing the duration of time we expect to be operating in the UK.

In December 2017, ED approved our request for RUSM to maintain Title IV eligibility while temporarily operating its basic science instruction on a cruise ship docked in St. Kitts, following the widespread damage in Dominica caused by Hurricane Maria. The provisional PPA providing this approval extends to September 30, 2019. Beginning with the January 2018 semester, RUSM students will be temporarily relocated to Knoxville, Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and to a satellite facility in St. Kitts while the Dominica campus is assessed for ability for RUSM to return to serving students on the campus. Regulatory and accreditor approvals, including from ED, are expected to be finalized following a site visit by the Dominica Medical Board in February 2018.

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

Approximately 11% of Adtalem’s 2014-2015 academic year programs fell into the failing category, and approximately 15% of Adtalem’s programs fell into the zone category, including the RUSVM’s veterinary medicine program. Adtalem provided required warnings to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility in February 2017. Management expects that certain programs will be able to avoid falling into the zone or failing categories in future years through adjustments to program price, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments or initiatives are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or direct students to third-party lenders for financial support of student tuition and other expenses. These adjustments or initiatives, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years, as well as, if potential initiatives to improve graduate gainful employment outcomes are not executable, are not executed or are unsuccessful, the 2017-2018 academic year. This is possible notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.7% as of September 30, 2013, the latest 3-year cohort period for which official data is available). In March 2017, ED delayed implementation of some portions of the GE reporting regulations until July 1, 2017. While the delay does not affect RUSVM’s status, ED indicated in the delay announcement that its action was taken to allow ED to further review the GE regulations and their implementation. On June 16, 2017, ED then announced its intention to re-negotiate these rules. The timing and effective date of any future final regulations cannot be determined at this time. If the GE regulations and guidance are not changed prior to 2019 and RUSVM’s veterinary program is determined by ED to be in the zone for the 2015-2016 and 2016-2017 academic years, RUSVM would be required to issue warnings to students as early as 2019 that Title IV funding may no longer be available to students attending RUSVM. Further, if RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid as early as the beginning of 2020, which could have a material adverse effect on the business, financial condition, results of operations and cash flows. On August 18, 2017, ED announced new deadlines for submitting notices of intent to file GE alternate earnings appeals and submitting those appeals. A notice of intent to file an appeal was submitted for RUSVM in advance of the October 6, 2017 deadline. RUSVM’s appeal was filed on February 1, 2018.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, RUSVM, Carrington and DeVry University. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2017 and 2016.

	Fiscal Year
	2017	2016
Chamberlain University	63%	64%
American University of the Caribbean School of Medicine	80%	79%
Ross University School of Medicine	82%	82%
Ross University School of Veterinary Medicine	83%	83%
Carrington College:
California	75%	78%
Boise	66%	69%
Portland	81%	77%
Phoenix	80%	80%
DeVry University	62%	63%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its six Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third party review report that has been made publicly available, its institutions have met this lower threshold for fiscal year 2017.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $0.6 million, $4.8 million and $5.6 million was held in restricted bank accounts at December 31, 2017, June 30, 2017 and December 31, 2016, respectively.

A financial responsibility test is required for continued participation by an institution’s students in U.S. federal financial assistance programs. For Adtalem’s participating institutions this test is calculated at the consolidated Adtalem level. The test is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to heightened cash monitoring and other participation requirements. An institution with a score less than 1.0 is considered not financially responsible. However, a school with a score less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Six Months Ended December 31,
	2017	2016
Net (Loss) Income from Continuing Operations	$(33,058)	$33,236
Non-cash Items	90,720	75,493
Changes in Assets and Liabilities	(14,741)	(72,347)
Net Cash Provided by Operating Activities-Continuing Operations	$42,921	$36,382

Cash generated from continuing operations in the first six months of fiscal year 2018 was $42.9 million compared to $36.4 million in the year-ago period. Net income from continuing operations decreased by $66.3 million in the first six months of fiscal year 2018 compared to the year-ago period. The increase in non-cash items in the first six months of fiscal year 2018 compared to the year-ago period was the result of the following:

•	An increase of $25.8 million in depreciation and write-offs of building, building improvements, leasehold improvements, furniture and equipment. This was the result of recording a $29.9 million impairment charge at AUC and RUSM from Hurricanes Irma and Maria, respectively, in the first six months of fiscal year 2018. These charges were partially offset by $0.8 million of reduced depreciation on the impaired assets.
•	A decrease of $0.6 million in stock-based compensation expense resulting from workforce reductions.
•	A decrease of $0.7 million in amortization expense of intangible assets.
•	A change of $9.5 million in the deferred income tax provision related to the timing of deductions.

Changes in Assets and Liabilities from June 30, 2017 consisted of the following:

•	The increase in cash flows in the first six months of fiscal year 2018 due to changes in net prepaid expenses, accounts payable, accrued liabilities and income taxes payable was $71.0 million more than the combined change in the year-ago period driven by a $101.2 million accrual for income taxes related to implementation of the Tax Cuts and Jobs Act of 2017. This was offset by a $30.5 million receivable for insurance proceeds related to Hurricanes Irma and Maria within Prepaid Expenses and Other. Other offsets result in changes from the timing of the period-end relative to Adtalem’s payroll and bill payment cycles.

•	The decrease in cash flows in the first six months of fiscal year 2018 in combined accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $13.4 million more than the combined change in the year-ago period. The main drivers of this change were a higher receivable balance at Adtalem Brazil from a $6.7 million additional reclassification of long-term FIES receivable to current accounts receivable and an increase in student receivable balances at the medical and veterinary schools due to hurricane-related delays in collections and financial aid processing.

Cash Used in Investing Activities

Capital expenditures in the first six months of fiscal year 2018 were $32.6 million compared to $18.8 million in the year-ago period. The increase in capital expenditures reflects increased investments at Adtalem Brazil and Chamberlain, in addition to $2.6 million in hurricane-related spending to repair the AUC and RUSM campuses.

Capital spending for the remainder of fiscal year 2018 will support continued investment at RUSVM, a campus opening and facility improvements for Chamberlain, and facility improvements for Adtalem Brazil. Significant capital spending will also be necessary to repair and replace hurricane damaged facilities and equipment at AUC and RUSM. Management anticipates full fiscal year 2018 capital spending, excluding hurricane-related spending, to be in the $60 to $65 million range.

On November 1, 2017, Adtalem Brazil completed the acquisition of São Judas Tadeu (“SJT”). Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $6.0 million in cash, in exchange for 100% of the stock of SJT. Approximately $1.0 million of payments were made in the second quarter of fiscal year 2018, with additional aggregate payments of approximately $5.0 million required over the succeeding four years. SJT offers medical doctor specialty test preparation and currently serves approximately 2,700 students located in São Paulo. The acquisition of SJT adds a new product offering to Adtalem Brazil’s test preparation business.

On July 1, 2016, Becker acquired ACAMS, located in Miami, Florida, for $330.6 million, net of cash acquired. Adtalem funded the purchase with available domestic cash balances and $175 million in borrowings under its revolving credit facility. ACAMS is an international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Adtalem’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

Cash (Used in) Provided by Financing Activities

Historically, Adtalem has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, Adtalem maintains a $400 million revolving line of credit which can be expanded to $550 million subject to bank approval. For the first six months of fiscal year 2018, cash flows from domestic operating activities, including DeVry University, were approximately $64.2 million, which, along with $165 million borrowed under the revolving credit facility, were sufficient to fund $35.1 million of domestic capital investment, including DeVry University, and repurchase $93.2 million in common stock. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, beginning in the third quarter of fiscal year 2018, cash held by all foreign subsidiaries except those in Brazil will be available for general company purposes.

Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec, Facimp and SJT. This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

Management believes current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both Adtalem’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Revolving Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The revolving credit agreement (as amended, the “Credit Agreement”) provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. On October 4, 2016, Adtalem entered into a First Amendment to Credit Agreement, which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. Adtalem may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of December 31, 2017, June 30, 2017 and December 31, 2016, Adtalem borrowings under this agreement were $165 million, $125 million and $225 million, respectively, with a weighted average interest rate of 3.42%, 3.18% and 2.73%, respectively. There are no required principal payments under the Credit Agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. Adtalem letters of credit outstanding under this agreement were $68.5 million as of each of December 31, 2017, June 30, 2017 and December 31, 2016. Of this amount, $68.4 million was posted in the second quarter of fiscal year 2017 in relation to the ED Settlement (see “Note: 3 Regulatory Settlements”). Upon the close of the sale of DeVry University (see “Note 2: Discontinued Operations and Assets Held for Sale”), Adtalem will continue to post this letter of credit on behalf of DeVry University. As of December 31, 2017, Adtalem is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of December 31, 2017. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of December 31, 2017.

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

On December 4, 2017, Adtalem, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Adtalem agreed to sell DeVry University to Cogswell Education, LLC (“Cogswell”). Subject to the terms and conditions of the Purchase Agreement, Adtalem will sell all of the outstanding equity interests of DeVry University, Inc. and DeVry New York Inc. to Cogswell for de minimis consideration. To support DeVry University’s future success, Adtalem has committed to transferring DeVry University with a minimum working capital balance of $7.5 million, subject to increase under certain conditions of up to $20.1 million. The Purchase Agreement includes an earn-out entitling Adtalem to payments of up to $20 million paid over a ten-year period based on DeVry University’s free cash flow. This sale is expected to be completed in early fiscal year 2019.

Adtalem recorded a provisional liability of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, pursuant to the Tax Cuts and Jobs Act of 2017. This amount is payable over eight years, with the first installment of $7.7 million due on September 15, 2018. “Note 12: Income Taxes” to the Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q.

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director or other affiliated person. Adtalem has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. Adtalem did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first six months of fiscal year 2018. Adtalem had no open derivative positions at December 31, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see “Note 4: Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The financial position and results of operations of Adtalem Brazil operations are measured using the Brazilian Real as the functional currency. Adtalem Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, Adtalem does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 27.6% of Adtalem’s overall assets, and its Brazilian liabilities constitute 9.2% of overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. Over the first six months of fiscal year 2018, the value has remained fairly steady. Based upon the current value of the net assets in Adtalem Brazil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $18.1 million. For the first six months of fiscal year 2018, the higher value of the Brazilian Real also resulted in higher U.S. translated revenue and operating income compared to the year-ago period.

The interest rate on Adtalem’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. At December 31, 2017, Adtalem had $165 million in outstanding borrowings under this facility with a weighted average interest rate of 3.42%. Based upon borrowings of $165 million, a 100 basis point increase in short-term interest rates would result in $1.65 million of additional annual interest expense.

Adtalem’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, as discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the subsection “Liquidity and Capital Resources” of this Form 10-Q, the Adtalem Brazil FIES accounts receivable balance has remained elevated due to changes in government funding of the program. As of December 31, 2017, the FIES accounts receivable balance is $28.2 million compared to $38.0 million at December 31, 2016. The FIES funding for calendar year 2015 accounts for $16.1 million of the total outstanding FIES balance. In January 2016, Adtalem Brazil entered into a repayment agreement with the Brazilian government pursuant to which these 2015 funds will be paid in annual installments over three years. The first and second installments of $7.2 million and $6.8 million were received by Adtalem Brazil on July 1, 2016 and July 3, 2017, respectively.

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

Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that Adtalem’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed in the reports that Adtalem files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first six months of fiscal year 2018 that materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

A delayed or unsuccessful sale of DeVry University could have a material adverse effect on the stock valuation of Adtalem or may impact the growth prospects or financial resources of Adtalem.

Adtalem has entered into a binding stock purchase agreement to sell DeVry University to Cogswell Education, LLC (“Cogswell”) (the “Transaction”). Adtalem’s transfer of ownership to Cogswell is subject to numerous closing conditions, including approvals of regulators and accrediting bodies. Additionally, Cogswell is not required to close the Transaction in certain circumstances, including in the event that DeVry University’s enrollment declines below a certain threshold, in the event that claims of former DeVry University students under ED’s Borrower Defense to Repayment process exceed a certain threshold, or DeVry University’s regional accreditor fails or declines to take action to approve the Transaction prior to June 30, 2018. If the Transaction is not completed, the valuation of Adtalem common stock may materially and adversely decline.

In addition, the separation of DeVry University from Adtalem is a substantial undertaking that will require, among other things, hiring colleagues and contracting for services for DeVry University in replacement of previously shared resources prior to closing the Transaction. In the event that the transaction is delayed, the expenses of the separation, including additional personnel costs, may materially increase, which could materially impact Adtalem’s available cash.

Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.

Our effective tax rate could be subject to volatility or be adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. For example, as a consequence of the newly enacted Tax Cuts and Jobs Act (the “Tax Act”), foreign earnings are now deemed to be repatriated resulting in a higher effective tax rate for our fiscal year ending June 30, 2018. In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. To address the impact of the recent U.S. tax law changes, we recorded a provisional tax amount of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, payable over eight years; $2.5 million to record the impact of the reduction in tax rates on our net deferred tax asset position; and $2.7 million for state income and foreign withholding taxes on undistributed foreign earnings that are no longer intended to be indefinitely reinvested in foreign operations. The provisional tax amounts recorded are based on our reasonable estimate until we fully complete our assessment and we may need additional information to complete our assessment. We are still evaluating the tax provisions related to Global Intangible Low-Taxed Income (“GILTI”) and we have not made a policy election on how to account for the GILTI provisions of the Tax Act as allowed by the U.S. Generally Accepted Accounting Principles. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. In addition, the recent U.S. tax law changes are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as Treasury Department and/or IRS and this could change the provisional tax liability or the accounting treatment of the provisional tax liability based on updated guidance and interpretations. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Tax Act is payable by us over a period of up to eight years. As result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full. In addition, Adtalem has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, which expires in fiscal year 2020, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents and royalties. If this law is not extended, or a similar law adopted, our consolidated tax provision would be impacted beginning in our fiscal year 2021, and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

Our goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by risks and uncertainties.

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If Adtalem’s market capitalization remains below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of the Adtalem reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. At December 31, 2017, intangible assets from business combinations totaled $407.0 million and goodwill totaled $832.9 million. Together, these assets equaled approximately 56% of total assets as of such date. If Adtalem’s business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring possible write-off of up to $407.0 million of intangible assets and up to $832.9 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2017	612,375	$35.94	612,375	$199,614,125
November 2017	391,272	$37.55	391,272	$184,921,976
December 2017	139,122	$43.84	139,122	$178,822,428
Total	1,142,769	$37.46	1,142,769	$178,822,428

(1) On February 16, 2017, the Board of Directors of Adtalem authorized a share repurchase program to buy back up to $300 million of Adtalem common stock through December 31, 2020. The total remaining authorization under this share repurchase program was $178,822,428 as of December 31, 2017.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2017	-	$-	NA	NA
November 2017	8,364	$37.80	NA	NA
December 2017	91	$45.15	NA	NA
Total	8,455	$37.88	NA	NA

(1) Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

ITEM 6 – EXHIBITS

Exhibit 2.1	Stock Purchase Agreement, dated December 4, 2017, by and between Adtalem Global Inc. and Cogswell Education, LLC (incorporated by reference to Exhibit 2.1 to Adtalem’s Current Report on Form 8-K dated December 4, 2017).

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.

Date: February 6, 2018
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

