Form 10-Q
period 2018-03-31
Adtalem Global Education Inc.
filed 2018-05-03
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

April 26, 2018 — 60,227,000 shares of Common Stock, $0.01 par value

ADTALEM GLOBAL EDUCATION INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

 ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,	March 31,
	2018	2017	2017
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$265,325	$240,426	$208,759
Marketable Securities and Investments	4,200	4,013	3,950
Restricted Cash	1,042	4,759	1,335
Accounts Receivable, Net	169,343	161,405	133,683
Prepaid Expenses and Other Current Assets	71,906	37,886	37,474
Current Assets Held for Sale	27,524	22,718	43,391
Total Current Assets	539,340	471,207	428,592
Land, Building and Equipment:
Land	48,369	48,947	49,085
Building	410,960	436,418	439,334
Equipment	331,045	307,308	324,043
Construction in Progress	30,550	22,240	16,207
	820,924	814,913	828,669
Accumulated Depreciation	(402,565)	(371,589)	(378,738)
Land, Building and Equipment Held for Sale, Net	-	45,502	48,331
Land, Building and Equipment, Net	418,359	488,826	498,262
Noncurrent Assets:
Deferred Income Taxes, Net	29,479	33,772	35,497
Intangible Assets, Net	405,342	412,158	421,304
Goodwill	845,843	829,086	838,805
Other Assets, Net	35,492	40,696	57,090
Noncurrent Assets Held for Sale	13,450	38,290	38,259
Total Noncurrent Assets	1,329,606	1,354,002	1,390,955
TOTAL ASSETS	$2,287,305	$2,314,035	$2,317,809

LIABILITIES:
Current Liabilities:
Accounts Payable	$38,351	$46,417	$30,203
Accrued Salaries, Wages and Benefits	63,860	81,661	70,435
Accrued Liabilities	78,464	90,515	88,384
Deferred Revenue	142,143	115,770	136,612
Current Liabilities Held for Sale	55,808	42,964	76,531
Total Current Liabilities	378,626	377,327	402,165
Noncurrent Liabilities:
Revolving Loan	120,000	125,000	120,000
Deferred Income Taxes, Net	33,519	34,712	30,228
Deferred Rent and Other Liabilities	96,920	101,672	104,492
Income Taxes Payable	88,562	-	-
Total Noncurrent Liabilities	339,001	261,384	254,720
TOTAL LIABILITIES	717,627	638,711	656,885
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NONCONTROLLING INTEREST	11,391	6,285	6,600
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 60,369,000, 62,371,000 and 62,618,000 Shares Outstanding at March 31, 2018, June 30, 2017 and March 31, 2017, respectively	792	781	778
Additional Paid-in Capital	450,120	415,912	404,800
Retained Earnings	1,852,122	1,881,397	1,837,738
Accumulated Other Comprehensive Loss	(59,195)	(59,119)	(37,013)
Treasury Stock, at Cost, 18,852,000, 15,691,000 and 15,208,000 Shares at
March 31, 2018, June 30, 2017 and March 31, 2017, respectively	(685,552)	(569,932)	(551,979)
TOTAL SHAREHOLDERS' EQUITY	1,558,287	1,669,039	1,654,324
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,287,305	$2,314,035	$2,317,809

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
REVENUE:
Tuition	$296,126	$287,774	$878,333	$875,935
Other Educational	46,067	44,901	126,382	119,725
Total Revenue	342,193	332,675	1,004,715	995,660
OPERATING COST AND EXPENSE:
Cost of Educational Services	179,736	182,216	554,647	548,850
Student Services and Administrative Expense	108,046	103,690	309,590	308,322
Restructuring Expense	621	2,804	5,562	9,117
Regulatory Settlements	-	-	-	52,150
Total Operating Cost and Expense	288,403	288,710	869,799	918,439
Operating Income from Continuing Operations	53,790	43,965	134,916	77,221
INTEREST:
Interest Income	1,329	1,689	4,812	3,721
Interest Expense	(2,850)	(1,995)	(7,247)	(6,410)
Net Interest Expense	(1,521)	(306)	(2,435)	(2,689)
Income from Continuing Operations Before Income Taxes	52,269	43,659	132,481	74,532
Income Tax Provision	(7,656)	(7,343)	(120,888)	(4,980)
Equity Method Investment Loss	(100)	-	(138)	-
Income from Continuing Operations	44,513	36,316	11,455	69,552
DISCONTINUED OPERATIONS (NOTE 2):
(Loss) Income from Discontinued Operations Before
Income Taxes	(8,708)	3,329	(63,887)	8,045
Income Tax Benefit	3,483	377	23,854	2,329
(Loss) Income from Discontinued Operations	(5,225)	3,706	(40,033)	10,374
NET INCOME (LOSS)	39,288	40,022	(28,578)	79,926
Net Loss (Income) Attributable to Noncontrolling Interest	46	(163)	(459)	(502)
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$39,334	$39,859	$(29,037)	$79,424

AMOUNTS ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION:
Income from Continuing Operations	$44,559	$36,153	$10,996	$69,050
(Loss) Income from Discontinued Operations	(5,225)	3,706	(40,033)	10,374
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$39,334	$39,859	$(29,037)	$79,424

EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION SHAREHOLDERS:
Basic:
Continuing Operations	$0.73	$0.57	$0.18	$1.09
Discontinued Operations	$(0.09)	$0.06	$(0.65)	$0.16
Total	$0.64	$0.63	$(0.47)	$1.25
Diluted:
Continuing Operations	$0.72	$0.56	$0.18	$1.08
Discontinued Operations	$(0.08)	$0.06	$(0.64)	$0.16
Total	$0.63	$0.62	$(0.46)	$1.24

Cash Dividends Declared per Common Share	$-	$-	$-	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
NET INCOME (LOSS)	$39,288	$40,022	$(28,578)	$79,926
OTHER COMPREHENSIVE INCOME, NET OF TAX
Currency Translation Gain (Loss)	1,598	13,755	(101)	5,293
Change in Fair Value of Available-For-Sale Securities	(48)	60	25	161
COMPREHENSIVE INCOME (LOSS)	40,838	53,837	(28,654)	85,380
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	17	(451)	(451)	(617)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$40,855	$53,386	$(29,105)	$84,763

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2018	2017
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(28,578)	$79,926
Loss (Income) from Discontinued Operations	40,033	(10,374)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	11,517	13,292
Depreciation	38,347	39,841
Amortization of Intangible Assets	7,333	8,487
Amortization of Deferred Debt Issuance Costs	528	528
Provision for Refunds and Uncollectible Accounts	31,787	31,883
Deferred Income Taxes	4,562	(1,388)
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	30,176	2,725
Changes in Assets and Liabilities:
Accounts Receivable	(38,581)	(24,680)
Prepaid Expenses and Other	(29,936)	(17,979)
Accounts Payable	(2,443)	(11,496)
Accrued Salaries, Wages, Benefits and Liabilities	(30,918)	(5,067)
Deferred Revenue	25,619	29,127
Income Taxes Payable, Long-Term	88,562	-
Net Cash Provided by Operating Activities-Continuing Operations	148,008	134,825
Net Cash Provided by Operating Activities-Discontinued Operations	35,256	34,962
NET CASH PROVIDED BY OPERATING ACTIVITIES	183,264	169,787
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(52,653)	(29,551)
Payment for Purchase of Businesses, Net of Cash Acquired	(4,041)	(330,567)
Marketable Securities Purchased	(145)	(82)
Net Cash Used in Investing Activities-Continuing Operations	(56,839)	(360,200)
Net Cash Provided by (Used in) Investing Activities-Discontinued Operations	7,409	(2,978)
NET CASH USED IN INVESTING ACTIVITIES	(49,430)	(363,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	22,557	20,390
Employee Taxes Paid on Withholding Shares	(3,862)	(2,719)
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	585	635
Repurchase of Common Stock for Treasury	(111,626)	(30,552)
Cash Dividends Paid	-	(11,414)
Payments of Seller Financed Obligations	(10,559)	(3,943)
Borrowings Under Revolving Credit Facility	258,000	465,000
Repayments Under Revolving Credit Facility	(263,000)	(345,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(107,905)	92,397
Effects of Exchange Rate Differences	(714)	324
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	25,215	(100,670)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	251,096	315,347
Cash, Cash Equivalents and Restricted Cash at End of Period	276,311	214,677
Less: Cash, Cash Equivalents and Restricted Cash of Discontinued Operations at End of Period	9,944	4,583
Cash, Cash Equivalents and Restricted Cash at End of Period	$266,367	$210,094
Non-cash Investing and Financing Activity:
Increase in Redemption Value of Noncontrolling Interest Put Options	$573	$986

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

In addition, Adtalem maintains a 97.9% ownership interest in Adtalem Education of Brazil (“Adtalem Brazil”) and a 69% ownership interest in EduPristine.

These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of Adtalem.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Adtalem's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and Adtalem’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2017 and December 31, 2017, each as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On December 4, 2017, Adtalem announced the signing of a definitive agreement to divest DeVry University, pursuant to, and subject to the terms and conditions of a stock purchase agreement with Cogswell Education, LLC (“Cogswell”), with an expected closing date occurring in early fiscal year 2019. The decision to divest was made based on changes in strategic direction for the Adtalem portfolio of institutions. As the potential sale represents a strategic shift that will have a major effect on Adtalem’s operations and financial results, DeVry University is now presented in Adtalem’s financial reporting as a discontinued operation. All periods presented disclose the assets and liabilities as held for sale, and operations and cash flows of DeVry University, which was previously a part of the U.S. Traditional Postsecondary reporting segment, as discontinued operations.

During the three and nine months ended March 31, 2018, asset impairment charges of $5.7 million and $53.0 million, respectively, were recorded to write-down intangible assets, goodwill, and building and equipment to zero based on the fair value market value of the DeVry University operations. The impairment charges recorded in the third quarter of fiscal year 2018 reflect the current plan of assets being transferred to Cogswell. During the first nine months of fiscal year 2018, management also completed the sale of the DeVry University and Carrington co-located campus in Pomona, California, for $11.1 million, which was previously recorded on the Consolidated Balance Sheet as held for sale for $11.3 million, resulting in a $0.2 million realized loss on sale of assets. The assets which were previously recorded as held for sale, the unrealized loss on assets held for sale and the loss on sale of assets associated with the Pomona, California, campus have all been classified within discontinued operations.

The following is a summary of balance sheet information of assets and liabilities reported as discontinued operations (in thousands).

	March 31,	June 30,	March 31,
	2018	2017	2017
ASSETS:
Current Assets:
Cash and Cash Equivalents	$707	$1,553	$1,120
Restricted Cash	9,237	4,358	3,463
Accounts Receivable, Net	9,624	11,957	32,008
Prepaid Expenses and Other Current Assets	7,956	4,850	6,800
Total Current Assets Held for Sale	27,524	22,718	43,391
Land, Building and Equipment Held for Sale, Net	-	45,502	48,331
Noncurrent Assets:
Intangible Assets	-	1,645	1,645
Goodwill	-	22,196	22,196
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets, Net	-	999	968
Total Noncurrent Assets Held for Sale	13,450	38,290	38,259
Total Assets Held for Sale	$40,974	$106,510	$129,981

LIABILITIES:
Current Liabilities:
Accounts Payable	$13,831	$17,868	$16,318
Accrued Salaries, Wages and Benefits	8,544	14,580	10,530
Accrued Liabilities	2,001	8,728	7,631
Deferred Revenue	31,432	1,788	42,052
Total Current Liabilities Held for Sale	55,808	42,964	76,531
Total Liabilities Held for Sale	$55,808	$42,964	$76,531

The following is a summary of income statement information of operations reported as discontinued operations (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
REVENUE:
Tuition	$82,067	$111,548	$254,906	$341,678
Other Educational	8,515	7,867	22,066	20,993
Total Revenue	90,582	119,415	276,972	362,671
OPERATING COST AND EXPENSE:
Cost of Educational Services	44,758	57,029	145,154	180,855
Student Services and Administrative Expense	42,644	54,090	128,541	156,174
Restructuring Expense	6,150	4,967	13,964	8,751
Asset Impairment Charge - Intangible and Goodwill	-	-	23,841	-
Asset Impairment Charge - Building and Equipment	5,738	-	29,129	-
Loss on Sale of Assets	-	-	230	-
Regulatory Settlements	-	-	-	4,102
Loss on Assets Held for Sale	-	-	-	4,764
Total Operating Cost and Expense	99,290	116,086	340,859	354,646
Operating (Loss) Income from Discontinued Operations	(8,708)	3,329	(63,887)	8,025
Interest Income	-	-	-	20
(Loss) Income from Discontinued Operations Before
Income Taxes	(8,708)	3,329	(63,887)	8,045
Income Tax Benefit	3,483	377	23,854	2,329
(Loss) Income from Discontinued Operations	$(5,225)	$3,706	$(40,033)	$10,374

NOTE 3: REGULATORY SETTLEMENTS

In the second quarter of fiscal year 2017, Adtalem, DeVry University Inc. and DeVry/New York Inc. (collectively, the “Adtalem Parties”) and the Federal Trade Commission (“FTC”) agreed to a Stipulation as to Entry of an Order for Permanent Injunction and Monetary Judgment (the “Agreement”) resolving litigation brought by the FTC regarding DeVry University’s use of employment statistics in former advertising. Under the terms of the Agreement, the Adtalem Parties agreed to pay $49.4 million to be distributed at the sole discretion of the FTC, to forgive $30.4 million of institutional loans issued before September 30, 2015, and to forgive outstanding DeVry University accounts receivable balances by $20.2 million for former students. In addition, the Adtalem Parties agreed that Adtalem institutions marketing to U.S. consumers will maintain specific substantiation to support any future advertising regarding graduate outcomes and educational benefits, and will implement training and other agreed-upon compliance measures. Adtalem chose to settle the FTC litigation after filing an answer denying all allegations of wrongdoing.

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

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adtalem and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100%, but greater than 50%, the noncontrolling ownership interest is reported on our Consolidated Balance Sheets. The noncontrolling ownership interest earnings portion is classified as “Net Loss (Income) Attributable to Noncontrolling Interest” in our Consolidated Statements of Income (Loss). Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years.

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

The provisions for refunds, which are reported as a reduction to Tuition Revenue in the Consolidated Statements of Income (Loss), are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $4.8 million and $13.9 million for the three and nine months ended March 31, 2018, respectively, and $4.0 million and $12.2 million for the three and nine months ended March 31, 2017, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit Adtalem to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Adtalem in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $36.2 million, $30.6 million and $33.4 million at March 31, 2018, June 30, 2017 and March 31, 2017, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income (Loss), were $6.7 million and $17.9 million for the three and nine months ended March 31, 2018, respectively, and $7.8 million and $19.7 million for the three and nine months ended March 31, 2017, respectively.

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of March 31, 2018, June 30, 2017 and March 31, 2017, the net balance of capitalized internal-use software development costs was $3.4 million, $5.9 million and $6.8 million, respectively.

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In the three and nine months ended March 31, 2018, we recorded impairment charges of $5.7 million and $29.1 million, respectively, to write-down building, building improvements, furniture and equipment to zero based on the fair market value of the DeVry University operations, which is classified within discontinued operations. Additionally, during the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. Based on current estimates, we recorded hurricane-related impairment charges to building, building improvements, furniture and equipment of $29.9 million in the nine months ended March 31, 2018, along with receivables for insurance reimbursements of these amounts, less deductibles, of $20.8 million as of March 31, 2018. The impairment charges are included in Cost of Educational Services in the Consolidated Statements of Income (Loss). For a discussion of the impairment review of goodwill and intangible assets see “Note 10: Intangible Assets.”

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s and EduPristine’s operations and Becker’s and ACAMS’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three-month and nine-month periods ended March 31, 2018 and 2017 were not material.

Noncontrolling Interest

Adtalem currently maintains a 97.9% ownership interest in Adtalem Brazil with the remaining 2.1% owned by members of the current Adtalem Brazil senior management group. In addition, Adtalem currently maintains a 69% ownership interest in EduPristine with the remaining 31% owned by Kaizen Management Advisors (“Kaizen”), an India based private equity firm. The adjustment to increase or decrease the Adtalem Brazil and EduPristine noncontrolling interest each reporting period for their respective proportionate shares of Adtalem Brazil’s and EduPristine’s profit (loss) flows through the Consolidated Statements of Income (Loss) based on Adtalem’s noncontrolling interest accounting policy.

Since July 1, 2015, Adtalem has had the right to exercise a call option and purchase any remaining Adtalem Brazil stock from Adtalem Brazil management. Likewise, Adtalem Brazil management has had the right to exercise a put option and sell its remaining ownership interest in Adtalem Brazil to Adtalem.

Beginning on March 26, 2020, Adtalem will have the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen will have the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen will have the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem.

Since the put options are out of the control of Adtalem, authoritative guidance requires the noncontrolling interest, which includes the value of the put options, to be displayed outside of the equity section of the Consolidated Balance Sheets.

The Adtalem Brazil management and Kaizen put options are being accreted to their respective redemption values in accordance with the terms of the related stock purchase agreements. The adjustments to increase or decrease the put options to their expected redemption values each reporting period are recorded in retained earnings in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Balance at Beginning of Period	$7,405	$6,720	$6,285	$5,112
Net (Loss) Income Attributable to Noncontrolling Interest	(46)	163	459	502
(Decrease) Increase in Redemption Value of Noncontrolling
Interest Put Options	(42)	(283)	573	986
Acquisition of Noncontrolling Interest in EduPristine	4,074	-	4,074	-
Balance at End of Period	$11,391	$6,600	$11,391	$6,600

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to Adtalem by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income attributable to Adtalem by the weighted average number of shares assuming dilution. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were outstanding stock-based grants representing 294,000 and 1,273,000 shares of common stock for the three and nine months ended March 31, 2018, respectively, and 1,670,000 and 2,514,000 shares of common stock for the three and nine months ended March 31, 2017, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Weighted Average Shares Outstanding	60,352	62,811	60,970	62,695
Unvested Participating RSUs	678	855	718	855
Basic Shares	61,030	63,666	61,688	63,550
Effect of Dilutive Stock Options	935	600	786	441
Diluted Shares	61,965	64,266	62,474	63,991

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

From time to time, shares of our common stock are delivered back to Adtalem under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the Adtalem Stock Incentive Plans (see “Note 5: Stock-Based Compensation”). In addition, shares of our common stock are delivered back to Adtalem for payment of withholding taxes from employees for vesting RSUs. These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

The Accumulated Other Comprehensive Loss balance at March 31, 2018 consists of $59.5 million of cumulative translation losses ($58.2 million attributable to Adtalem and $1.3 million attributable to noncontrolling interest) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem. At June 30, 2017, this balance consisted of $59.4 million of cumulative translation losses ($58.1 million attributable to Adtalem and $1.3 million attributable to noncontrolling interest) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem. At March 31, 2017, this balance consisted of $37.3 million of cumulative translation losses ($36.5 million attributable to Adtalem and $0.8 million attributable to noncontrolling interest) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $27.5 million and $76.5 million for the three and nine months ended March 31, 2018, respectively, and $25.3 million and $73.7 million for the three and nine months ended March 31, 2017, respectively.

Hurricane Expense

AUC and RUSM were affected by hurricane events occurring in the first quarter of fiscal year 2018. Adtalem recorded expenses of $11.1 million and $55.1 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching in alternate locations in the three months and nine months ended March 31, 2018, respectively. Received and expected insurance proceeds of $11.1 million and $50.9 million were recorded to offset these expenses in the three months and nine months ended March 31, 2018, respectively. Based upon preliminary damage assessments of facilities, impairment write-downs of building, building improvements, furniture and equipment of $29.9 million were recorded in the nine months ended March 31, 2018. Expected insurance proceeds of $20.8 million were recorded to offset these expenses in the nine months ended March 31, 2018. In total, no net expense was recorded in the three months ended March 31, 2018 and $13.4 million of net expense was recorded in Cost of Educational Services in the Consolidated Statement of Income (Loss) for the nine months ended March 31, 2018. The recorded expense primarily represents the deductibles under the related insurance policies.

Restructuring Charges

Adtalem’s financial statements include charges related to severance and related benefits for reductions in staff. These charges also include early lease termination or cease-of-use costs and accelerated depreciation and gains and losses on disposals of property and equipment related to campus and administrative office consolidations (see “Note 11: Restructuring Charges”).

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02: “Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance was issued to allow a reclassification from accumulated other comprehensive income to retained earnings for tax effects of items within accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of this guidance is permitted. In the third quarter of fiscal year 2018, we adopted this guidance. We have chosen not to make the election to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings. The adoption of this guidance did not have an impact on the Consolidated Financial Statements.

In November 2016, FASB issued ASU No. 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance was issued to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments will require that the statement of cash flows explain the change during the period in total cash, cash equivalents and restricted cash. Changes in the restricted cash balance will no longer be included as cash provided by or used in operating activities since these balances will now be included in the beginning and ending balances of cash in the statement of cash flows. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of this guidance is permitted. In the fourth quarter of fiscal year 2017, we retrospectively adopted this guidance. See “Reclassifications” section below within this footnote, which discusses the disclosure impact to the Consolidated Statement of Cash Flows.

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

Reclassifications

Beginning in the second quarter of fiscal year 2018, DeVry University operations are classified as discontinued operations as discussed in “Note 2: Discontinued Operations and Assets Held for Sale.” Prior period amounts have been revised to conform to the current classification. Certain expenses previously allocated to DeVry University within the U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operation reporting guidance regarding allocation of corporate overhead. See “Note 15: Segment Information” for additional information. Certain amounts have been reclassified on the June 30, 2017 Consolidated Balance Sheet from that reported at December 31, 2017 resulting from a change in held for sale classification regarding certain assets and liabilities.

In the fourth quarter of fiscal year 2017, we retrospectively adopted ASU 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” Under ASU 2016-18, changes in restricted cash is no longer included as cash provided by or used in operating activities since these balances are now included in the beginning and ending balance of cash in the statement of cash flows. In addition, in the first quarter of fiscal year 2018, we retrospectively adopted ASU 2016-09: “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, cash outflows from employee taxes paid when shares are withheld are classified as a financing activity. Our prior practice classified these amounts as an operating activity in the statement of cash flows. Therefore, we changed line items on the Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 based on adopting ASU 2016-09 and 2016-18 as follows (in thousands):

Net Cash Provided by Operating Activities:
Previously Reported	$169,453
ASU 2016-09 Adjustment	2,719
ASU 2016-18 Adjustment	(2,385)
As Currently Reported	$169,787

Net Cash Provided by Financing Activities:
Previously Reported	$95,116
ASU 2016-09 Adjustment	(2,719)
As Currently Reported	$92,397

Net Decrease in Cash, Cash Equivalents and Restricted Cash:
Previously Reported	$(98,285)
ASU 2016-18 Adjustment	(2,385)
As Currently Reported	$(100,670)

Cash, Cash Equivalents and Restricted Cash at End of Period:
Previously Reported	$209,879
ASU 2016-18 Adjustment	4,798
As Currently Reported	$214,677

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

At March 31, 2018, 8,300,454 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the nine months ended March 31, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2017	2,794,850	$34.68
Options Granted	491,275	33.90
Options Exercised	(779,637)	29.98
Options Forfeited	(73,015)	29.72
Options Expired	(561,849)	46.80
Outstanding at March 31, 2018	1,871,624	33.01	6.45	$28,465
Exercisable at March 31, 2018	818,215	$39.84	3.64	$7,557

The following is a summary of stock appreciation rights activity for the nine months ended March 31, 2018:

			Weighted
	Number of	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2017	99,500	$45.04
Rights Exercised	(34,100)	38.71
Rights Expired	(65,400)	48.34
Outstanding at March 31, 2018	-	-	-	$-
Exercisable at March 31, 2018	-	$-	-	$-

The total intrinsic value of options exercised for the nine months ended March 31, 2018 and 2017 was $10.7 million and $5.5 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2018 and 2017 was $14.63 and $9.09, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted average assumptions:

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

During the first nine months of fiscal year 2018, Adtalem granted 501,540 RSUs to selected employees and directors. Of these, 239,290 are performance-based RSUs and 262,250 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based and academic goals, achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or achievement of a minimum level of return on invested capital (“ROIC”). Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem or upon retirement. During the restriction period, the recipient of the non-performance based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the nine months ended March 31, 2018:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Nonvested at July 1, 2017	1,279,667	$26.14
RSUs Granted	501,540	34.34
RSUs Vested	(367,384)	31.28
RSUs Forfeited	(162,012)	28.77
Nonvested at March 31, 2018	1,251,811	$28.01

The weighted average estimated grant date fair value of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2018 and 2017 was $34.34 and $23.89, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Cost of Educational Services	$876	$1,267	$3,510	$4,254
Student Services and Administrative Expense	1,861	2,692	7,459	9,038
Restructuring Expense	-	-	548	-
	2,737	3,959	11,517	13,292
Income Tax Benefit	(554)	(1,383)	(4,655)	(4,653)
Net Stock-Based Compensation Expense	$2,183	$2,576	$6,862	$8,639

As of March 31, 2018, $25.6 million of total pre-tax unrecognized stock-based compensation expense related to nonvested grants is expected to be recognized over a weighted average period of 2.5 years. The total fair value of options and RSUs vested during the nine months ended March 31, 2018 and 2017 was approximately $14.3 million and $13.0 million, respectively.

There was no capitalized stock-based compensation cost at each of March 31, 2018, June 30, 2017 and March 31, 2017.

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

The following table presents Adtalem's assets and liabilities at March 31, 2018, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$265,325	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	4,200	-	-
Institutional Loans Receivable, Net	-	47,238	-
Deferred Acquisition Obligations	-	21,393	-
FIES Receivable	-	15,094	-
Total Financial Assets at Fair Value	$269,525	$83,725	$-

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

The following table presents Adtalem's assets and liabilities at March 31, 2017, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$208,759	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	3,950	-	-
Institutional Loans Receivable, Net	-	44,756	-
Deferred Acquisition Obligations	-	28,531	-
FIES Long-Term Receivable	-	13,633	-
Total Financial Assets at Fair Value	$212,709	$86,920	$-

Cash and Cash Equivalents and Investments in short-term Marketable Securities are valued using a market approach based on quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets, Net on the Consolidated Balance Sheets as of March 31, 2018, June 30, 2017 and March 31, 2017 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 7: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $4.8 million, $14.8 million and $15.8 million was classified as Accrued Liabilities on the Consolidated Balance Sheets at March 31, 2018, June 30, 2017 and March 31, 2017, respectively, and $16.6 million, $11.8 million and $12.8 million was classified as Deferred Rent and Other Liabilities on the Consolidated Balance Sheets at March 31, 2018, June 30, 2017 and March 31, 2017, respectively.

The fair value of Adtalem Brazil’s receivable under Brazil’s FIES public loan program included in Accounts Receivable, Net on the Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017, and in Other Assets, Net on the Consolidated Balance Sheet as of March 31, 2017 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

NOTE 7: FINANCING RECEIVABLES

Adtalem’s institutional loan programs are available to students at Chamberlain, AUC, RUSM, RUSVM and Carrington. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain and Carrington require that students begin repaying loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, reduce the possibility of over borrowing and minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker with an 18-month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands).

	March 31, 2018		June 30, 2017		March 31, 2017
Gross Institutional Loans		$58,771		$57,391		$56,045
Allowance for Credit Losses:
Balance at July 1	$(11,632)		$(7,915)		$(7,915)
Charge-offs and Adjustments	1,769		4,722		3,593
Recoveries	(217)		(573)		(497)
Additional Provision	(1,453)		(7,866)		(6,470)
Balance at End of Period		(11,533)		(11,632)		(11,289)
Net Institutional Loans		$47,238		$45,759		$44,756

Of the net balances above, $22.0 million, $20.1 million and $18.0 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at March 31, 2018, June 30, 2017 and March 31, 2017, respectively, and $25.2 million, $25.7 million and $26.8 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at March 31, 2018, June 30, 2017 and March 31, 2017, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging of past due institutional loans (in thousands).

	March 31,	June 30,	March 31,
	2018	2017	2017
Institutional Loans:
Performing	$48,570	$47,072	$46,008
Nonperforming	10,201	10,319	10,037
Total Institutional Loans	$58,771	$57,391	$56,045

	1-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Institutional Loans
Institutional Loans:
March 31, 2018	$9,838	$1,059	$456	$10,201	$21,554	$37,217	$58,771
June 30, 2017	$7,162	$2,192	$583	$10,319	$20,256	$37,135	$57,391
March 31, 2017	$5,534	$1,227	$799	$10,037	$17,597	$38,448	$56,045

Loans are considered nonperforming if they are more than 90 days past due. At March 31, 2018, nonperforming loans totaled $10.2 million, of which $10.1 million had a specific allowance for credit losses. At June 30, 2017, nonperforming loans totaled $10.3 million, of which $10.2 million had a specific allowance for credit losses. At March 31, 2017, nonperforming loans totaled $10.0 million, of which $9.9 million had a specific allowance for credit losses.

NOTE 8: DIVIDENDS AND SHARE REPURCHASE PROGRAMS

Adtalem paid dividends of $11.4 million on December 22, 2016. On February 16, 2017, the Board determined to discontinue cash dividend payments. Future dividends will be at the discretion of the Board.

Adtalem has repurchased shares under the following programs as of March 31, 2018:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,672,250	36.6
February 16, 2017	3,799,452	139.6
Totals	18,331,215	$673.9

On February 16, 2017, the Board authorized Adtalem’s tenth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2020. A total of 3,014,156 shares were repurchased during the nine months ended March 31, 2018 under the tenth share repurchase program for an aggregate of $111.6 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 9: BUSINESS COMBINATIONS

EduPristine

On February 5, 2018, Adtalem completed the acquisition of a majority interest in EduPristine. Under the terms of the agreement, Adtalem agreed to pay approximately $3.2 million in cash, in exchange for stock of EduPristine, increasing Adtalem’s ownership share from 36% to 64%. This ownership percentage was increased to 69% with an additional equity investment of $1.3 million in March 2018. The payments for these additional investments were made in the third quarter of fiscal year 2018. EduPristine is a training provider in India in the areas of finance, accounting, analytics, marketing and healthcare. The acquisition furthers Adtalem’s global growth strategy into professional education.

The operations of EduPristine are included in Adtalem’s Professional Education segment. Prior to the February 5, 2018 investment, Adtalem accounted for its ownership interest in EduPristine under the equity method investment of accounting. The results of EduPristine’s operations have been fully consolidated in the Consolidated Financial Statements of Adtalem since the February 5, 2018 acquisition date. The fair value of Adtalem’s equity investment immediately prior to the majority interest investment was $4.1 million, which was based on a discounted cash flow analysis. The $4.1 million noncontrolling interest recorded on the acquisition date was also derived using the same discounted cash flow analysis. In the third quarter of fiscal year 2018, Adtalem recorded a $1.2 million gain on its previous equity investment, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss) for the three and nine months ended March 31, 2018.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Adtalem’s majority interest in EduPristine (in thousands).

February 5, 2018
Current Assets	$866
Property and Equipment	239
Other Long-term Assets	69
Goodwill	12,548
Total Assets Acquired	13,722
Liabilities Assumed	2,356
Net Assets Acquired	$11,366

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was assigned to the Professional Education reporting unit and reporting segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include EduPristine’s strategic fit into Adtalem’s expanding presence in professional education and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes.

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

São Judas Tadeu

On November 1, 2017, Adtalem Brazil completed the acquisition of São Judas Tadeu (“SJT”). Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $6.0 million in cash, in exchange for 100% of the stock of SJT. Approximately $1.0 million of payments were made in the second quarter of fiscal year 2018, with additional aggregate payments of approximately $5.0 million required over the succeeding four years. Located in São Paulo, SJT offers medical doctor specialty test preparation and currently serves approximately 2,700 students. The acquisition of SJT adds a new product offering to Adtalem Brazil’s test preparation business.

The operations of SJT are included in Adtalem’s Technology and Business segment. The results of SJT’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

November 1, 2017
Current Assets	$558
Property and Equipment	64
Other Long-term Assets	1,838
Intangible Assets	381
Goodwill	3,807
Total Assets Acquired	6,648
Liabilities Assumed	684
Net Assets Acquired	$5,964

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was assigned to the Adtalem Brazil reporting unit which is classified within the Technology and Business segment. The goodwill balance changed from that reported at December 31, 2017 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include SJT’s strategic fit into Adtalem’s expanding presence in test preparation and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $0.4 million of acquired intangible assets, $0.2 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with a useful life of approximately six months. The value and estimated useful life by asset type is as follows (in thousands):

	November 1, 2017
	Value Assigned	Estimated Useful Life
Student Relationships	$162	6 months

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

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was assigned to the Professional Education reporting unit which is classified within the Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include ACAMS’s strategic fit into Adtalem’s expanding presence in professional education, the reputation of the ACAMS brand as a leader in the industry and potential future growth opportunity. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $88.6 million of acquired intangible assets, $39.9 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The values and estimated useful lives by asset type are as follows (in thousands):

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

Intangible assets consist of the following (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$9,601	$(7,831)	5 Years
Customer Relationships	42,900	(8,430)	10 Years
Non-compete Agreements	700	(691)	1 Year
Curriculum/Software	7,148	(3,901)	4 Years
Franchise Contracts	10,621	(1,868)	18 Years
Clinical Agreements	393	(125)	15 Years
Trade Names	1,146	(1,031)	10 Years
Proprietary Technology	500	(219)	4 Years
Total	$73,009	$(24,096)
Indefinite-Lived Intangible Assets:
Trade Names	$109,755
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	97,234
Total	$356,429

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$12,459	$(9,323)
Customer Relationships	42,900	(4,923)
Non-compete Agreements	700	(665)
Curriculum/Software	7,147	(2,329)
Franchise Contracts	10,615	(1,425)
Clinical Agreements	393	(104)
Trade Names	1,145	(945)
Proprietary Technology	500	(125)
Total	$75,859	$(19,839)
Indefinite-Lived Intangible Assets:
Trade Names	$109,519
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	97,179
Total	$356,138

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$13,014	$(9,149)
Customer Relationships	42,900	(3,735)
Non-compete Agreements	1,640	(1,439)
Curriculum/Software	8,113	(2,699)
Franchise Contracts	11,087	(1,335)
Clinical Agreements	411	(102)
Trade Names	1,196	(957)
Proprietary Technology	500	(94)
Total	$78,861	$(19,510)
Indefinite-Lived Intangible Assets:
Trade Names	$111,008
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	20,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	101,505
Total	$361,953

Amortization expense for amortized intangible assets was $2.4 million and $7.3 million for the three and nine months ended March 31, 2018, respectively, and $2.8 million and $8.5 million for the three and nine months ended March 31, 2017, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

	Professional	Adtalem
Fiscal Year	Education	Brazil	Total
2018	$6,501	$3,028	$9,529
2019	6,422	2,062	8,484
2020	4,671	1,452	6,123
2021	4,440	909	5,349
2022	4,300	616	4,916
Thereafter	15,386	6,402	21,788

All amortizable intangible assets except student relationships and customer relationships are being amortized on a straight-line basis. The amount being amortized for student relationships is based on the estimated progression of the students through the respective Damásio Educacional (“Damasio”), Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) and SJT programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. The amount being amortized for customer relationships related to ACAMS is based on the estimated retention of the customers, giving consideration to the revenue and cash flow associated with these existing customers.

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

Adtalem had five reporting units that contained goodwill as of the start of the third quarter of fiscal year 2018. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all the reporting units as of March 31, 2018, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value, except that during the second quarter of fiscal year 2018, a triggering event did occur within the DeVry University reporting unit which resulted in a write-off of all goodwill balances as of December 31, 2017.

On December 4, 2017, Adtalem, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Adtalem agreed to sell DeVry University to Cogswell. Subject to the terms and conditions of the Purchase Agreement, Adtalem will sell all of the outstanding equity interests of DeVry University, Inc. and DeVry New York Inc. to Cogswell for $1.00. As this sales price indicates a fair value that is less than the carrying value of the DeVry University goodwill and intangible asset balances, both amounts were written down to zero as of December 31, 2017. This resulted in impairment charges for goodwill of $22.2 million and indefinite-lived intangible assets of $1.6 million in the second quarter of fiscal year 2018. These amounts were charged to Discontinued Operations (see “Note 2: Discontinued Operations and Assets Held for Sale”).

For indefinite-lived intangible assets at the six reporting units that contained indefinite-lived intangible assets as of March 31, 2018, management first analyzes qualitative factors including results of operations and business conditions, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. At Carrington, management is executing a plan to increase enrollment and control costs to improve profitability. As a result, as of the end of the third quarter of fiscal year 2018, management does not believe business conditions had deteriorated such that it was more likely than not that the fair value of the Title IV Eligibility and Accreditation indefinite-lived intangible asset had fallen below its carrying value. Should declines in student enrollment at Carrington result in financial performance that is significantly below management expectations, the carrying value of this reporting unit’s indefinite-lived intangible assets could be impaired. This could require a write-off of up to $20.2 million.

Management does not believe the effects of Hurricanes Irma and Maria created a triggering event that would require an impairment analysis of AUC’s or RUSM’s indefinite-lived intangible assets and goodwill. Damage to physical property will be repaired with the majority of costs expected to be reimbursable by insurance proceeds. The September 2017 semesters at both institutions were completed with minimal lost students and revenue and commencement of future semesters is not in question. Management believes it is probable that the response to the crisis and its ability to continue providing educational services demonstrates AUC’s and RUSM’s ability to generate future revenue and operating results sufficient to maintain fair values of these assets in excess of their carrying values.

These interim triggering event conclusions were based on the fact that the qualitative analysis of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2017, except at the DeVry University reporting unit, and that no interim events or deviations from planned operating results occurred as of March 31, 2018, that would cause management to reassess these conclusions.

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

At March 31, 2018, intangible assets from business combinations totaled $405.3 million and goodwill totaled $845.8 million. Together, these assets equaled approximately 55% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

	March 31,	June 30,	March 31,
Reporting Unit	2018	2017	2017
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Professional Education	319,528	306,653	306,444
Adtalem Brazil	216,105	212,223	222,151
Total	$845,843	$829,086	$838,805

The table below summarizes goodwill balances by reporting segment (in thousands):

	March 31,	June 30,	March 31,
Reporting Segment	2018	2017	2017
Medical and Healthcare	$310,210	$310,210	$310,210
Professional Education	319,528	306,653	306,444
Technology and Business	216,105	212,223	222,151
Total	$845,843	$829,086	$838,805

The table below summarizes the changes in the carrying amount of goodwill by reporting segment (in thousands):

				U.S. Traditional
				Postsecondary
	Medical		Technology		Accumulated
	and	Professional	and		Impairment
	Healthcare	Education	Business	Gross	Losses	Total
Balance at June 30, 2016	310,210	32,043	223,558	185,717	(185,717)	565,811
Purchase Accounting Adjustments	-	-	(3,122)	-	-	(3,122)
Acquisitions	-	274,620	-	-	-	274,620
Foreign exchange rate changes	-	(219)	1,715	-	-	1,496
Balance at March 31, 2017	310,210	306,444	222,151	185,717	(185,717)	838,805
Purchase Accounting Adjustments	-	69	(481)	-	-	(412)
Foreign exchange rate changes	-	140	(9,447)	-	-	(9,307)
Balance at June 30, 2017	310,210	306,653	212,223	185,717	(185,717)	829,086
Acquisitions	-	12,548	3,807	-	-	16,355
Foreign exchange rate changes	-	327	75	-	-	402
Balance at March 31, 2018	$310,210	$319,528	$216,105	$185,717	$(185,717)	$845,843

The increase in the goodwill balance from June 30, 2017 in the Professional Education segment is the result of the addition of $12.5 million with the acquisition of EduPristine, as well as changes in the respective values of the British Sterling Pound and Indian Rupee compared to the U.S. dollar. Since Becker’s European subsidiary’s and EduPristine’s goodwill is recorded in local currency, fluctuations in the values of the British Sterling Pound and Indian Rupee in relation to the U.S. dollar will cause changes in the balance of this asset. The increase in the goodwill balance from June 30, 2017 in the Technology and Business segment is the result of the addition of $3.8 million with the acquisition of SJT, as well as a change in the value of the Brazilian Real compared to the U.S. dollar. Since Adtalem Brazil goodwill is recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

	March 31,	June 30,	March 31,
Reporting Segment	2018	2017	2017
Medical and Healthcare	$137,500	$137,500	$137,500
Professional Education	67,812	67,812	67,812
Technology and Business	130,917	130,626	136,441
U.S. Traditional Postsecondary	20,200	20,200	20,200
Total	$356,429	$356,138	$361,953

Total indefinite-lived intangible assets increased by $0.3 million from June 30, 2017. The increase is the result of the addition of $0.2 million with the acquisition of SJT, as well as a result of a change in the value of the Brazilian Real as compared to the U.S. dollar. Since Adtalem Brazil intangible assets are recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 11: RESTRUCTURING CHARGES

During the third quarter and first nine months of fiscal year 2018, Adtalem recorded restructuring charges related to workforce reductions and real estate consolidations at the medical and veterinary schools, Carrington and Adtalem’s home office. Termination benefit charges, as a result of reducing Adtalem’s workforce by 169 positions in the first nine months of fiscal year 2018, represented severance pay and benefits for these employees. We also recorded a reduction to restructuring charges in the first nine months of fiscal year 2018 for an adjustment to previously accrued estimates for real estate consolidations at Adtalem’s home office. During the third quarter and first nine months of fiscal year 2017, Adtalem recorded restructuring charges related to real estate consolidations and workforce reductions at the administrative support operations of the medical and veterinary schools, Carrington and Adtalem’s home office. We also recorded a reduction to restructuring charges in the third quarter and first nine months of fiscal year 2017 for adjustments to previously accrued estimates for real estate consolidations at Carrington and Adtalem’s home office. Adtalem’s home office is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements. Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$-	$530	$530	$26	$616	$642
U.S. Traditional Postsecondary	-	-	-	1,722	656	2,378
Home Office and Other	46	45	91	(419)	2,961	2,542
Total	$46	$575	$621	$1,329	$4,233	$5,562

	Three Months Ended March 31, 2017			Nine Months Ended March 31, 2017
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$137	$530	$667	$137	$530	$667
U.S. Traditional Postsecondary	(422)	1,147	725	3,282	1,147	4,429
Home Office and Other	(222)	1,634	1,412	1,706	2,315	4,021
Total	$(507)	$3,311	$2,804	$5,125	$3,992	$9,117

The following table summarizes the separation and restructuring plan activity for the fiscal years 2018 and 2017, for which cash payments are required (in thousands):

Liability balance at June 30, 2016	$48,223
Increase in liability (separation and other charges)	27,620
Reduction in liability (payments and adjustments)	(29,728)
Liability balance at June 30, 2017	46,115
Increase in liability (separation and other charges)	17,689
Reduction in liability (payments and adjustments)	(23,019)
Liability balance at March 31, 2018	$40,785

Of this liability balance, $14.7 million is recorded as Accrued Liabilities and $26.1 million is recorded as Deferred Rent and Other Liabilities on the Consolidated Balance Sheet at March 31, 2018. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from Adtalem or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to 7 years.

NOTE 12: INCOME TAXES

The effective income tax rates on income from continuing operations were 14.6% and 91.2% for the third quarter and first nine months of fiscal year 2018, respectively, compared to 16.8% and 6.7% for the third quarter and first nine months of fiscal year 2017, respectively. A tax expense special item of $101.2 million was recorded in the second quarter of fiscal year 2018 related to the impact of the Tax Act, which was enacted into law on December 22, 2017. A tax benefit special item of $19.7 million was recorded in the second quarter of fiscal year 2017 for settlement costs of various regulatory authority litigation. The effective tax rates on income from continuing operations excluding special items were 14.9% and 19.5% for the first nine months of fiscal years 2018 and 2017, respectively. This decrease reflects the lower U.S. tax rate resulting from the Tax Act, partially offset by a decrease in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings.

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

Prior to enactment of the Tax Act, Adtalem did not record a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. As a result of the Tax Act, Adtalem has revised its prior intent to indefinitely reinvest accumulated undistributed earnings and profits in foreign operations, and now only intends to maintain this assertion with respect to accumulated and future earnings in Brazil. As of March 31, 2018, the cumulative undistributed earnings attributable to operations in Brazil was approximately $91 million.

Adtalem’s effective tax rate for the first nine months of fiscal year 2018 is impacted by the Tax Act. Income tax effects resulting from changes in tax laws are required to be accounted for in the period in which the law is enacted, and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, a provision for income tax resulting from the enactment of the Tax Act was recorded in the second quarter of fiscal year 2018.

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

The tax expense recorded in the second quarter of fiscal year 2018 upon enactment of the Tax Act included $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, payable over eight years; $2.5 million to record the impact of the reduction in tax rates on our net deferred tax asset position; and $2.7 million for state income and foreign withholding taxes on undistributed foreign earnings that are no longer intended to be indefinitely reinvested in foreign operations, partially offset by $0.3 million to reduce tax expense recorded in the first quarter of fiscal year 2018 for the reduction in the U.S. tax rate. As of March 31, 2018, Adtalem has not fully completed its accounting for the tax effects of the enactment of the Tax Act. We are still evaluating various impacts of the enacted legislation and these impacts may materially differ from the estimated impacts recognized in the second quarter of fiscal year 2018 due to future treasury regulations, tax law technical corrections, and other potential guidance, notices, rulings, refined computations and actions we may take as a result of the tax legislation, and other items. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

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

NOTE 13: DEBT

Revolving Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The revolving credit agreement (as amended, the “Credit Agreement”) provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. On October 4, 2016, Adtalem entered into a First Amendment to Credit Agreement, which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. Adtalem may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of March 31, 2018, June 30, 2017 and March 31, 2017, Adtalem borrowings under this agreement were $120 million, $125 million and $120 million, respectively, with a weighted average interest rate of 3.70%, 3.18% and 3.45%, respectively. There are no required principal payments under the Credit Agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. Adtalem letters of credit outstanding under this agreement were $68.4 million as of March 31, 2018 and $68.5 million as of each of June 30, 2017 and March 31, 2017. Of this amount, $68.4 million was posted in the second quarter of fiscal year 2017 in relation to the ED Settlement (see “Note: 3 Regulatory Settlements”). Upon the close of the sale of DeVry University (see “Note 2: Discontinued Operations and Assets Held for Sale”), Adtalem will continue to post this letter of credit on behalf of DeVry University. As of March 31, 2018, Adtalem is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of March 31, 2018. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of March 31, 2018.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for the borrowings under the revolving credit facility.

On April 13, 2018, Adtalem replaced the existing revolving credit facility and Credit Agreement with a new credit facility. The new credit facility provides for (1) a $300 million revolving facility with a maturity date of April 13, 2023 and (2) a $300 million senior secured Term B loan (the “Term B Commitment”) with a maturity date of April 13, 2025. The $300 million of proceeds received from the Term B Commitment were used to repay the existing credit facility balance of $140 million, pay transaction costs of $8.4 million associated with the new credit facility and retain the remaining $151.6 million to fund the balance sheet for general corporate purposes. As of the date of this Quarterly Report on Form 10-Q, there have not been any draws on the new revolving facility. The $68.4 million of outstanding letters of credit remains unchanged, resulting in the undrawn amount under the revolving facility of $231.6 million as of April 13, 2018.

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

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against Adtalem, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased Adtalem common stock between February 4, 2011 and January 27, 2016. The complaint cites the ED January 2016 Notice and a civil complaint (the “FTC lawsuit”) filed by the U.S. Federal Trade Commission on January 27, 2016 against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”), which was resolved with the FTC in 2017, that alleged that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act, as the basis for claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these alleged false or misleading statements, the plaintiff alleged that defendants overstated Adtalem’s growth, revenue and earnings potential and made false or misleading statements about Adtalem’s business, operations and prospects. The plaintiff alleged direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act. The plaintiff sought monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers and URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC sought to represent a putative class of persons who purchased Adtalem common stock between August 26, 2011 and January 27, 2016 and names an additional individual defendant, Patrick J. Unzicker. Like the original complaint, the SAC asserted claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC, which was granted on December 6, 2017 without prejudice. The plaintiffs filed a Third Amended Complaint (“TAC”) on January 29, 2018. The Adtalem parties moved to dismiss the TAC on March 30, 2018.

 On or about June 21, 2016, T’Lani Robinson and Robby Brown filed an arbitration demand with the American Arbitration Association in Chicago, seeking to represent a putative class of students who received a DeVry University education from January 1, 2008 until April 8, 2016 (the “Putative Class Period”). Following Adtalem’s filing of a declaratory judgment action in the United States District Court for the Northern District of Illinois seeking, among other things, an order declaring that federal court is the appropriate venue for this putative class action, on September 12, 2016, Robinson and Brown voluntarily withdrew their demand for arbitration. On September 20, 2016, Robinson and Brown answered the declaratory judgement action and filed a putative class action counterclaim, individually and on behalf of others similarly situated, against Adtalem Inc., DeVry University, Inc., and DeVry/New York, Inc. in the United States District Court for the Northern District of Illinois. The counterclaim asserted causes of action for breach of contract, misrepresentation, concealment, negligence, violations of the Illinois Uniform Deceptive Trade Practices Act, the Illinois Consumer Fraud and Deceptive Trade Practices Act, and the Illinois Private Business and Vocational Schools Act, conversion, unjust enrichment, and declaratory relief. The plaintiffs sought monetary, declaratory, injunctive, and other unspecified relief. On November 4, 2016, following a stipulated dismissal of the declaratory action, the Adtalem Parties moved to dismiss the counterclaim after which plaintiffs voluntarily withdrew it. On December 2, 2016, Robinson and Brown filed an amended complaint adding two additional named plaintiffs. The amended complaint purports to assert nationwide class claims under the above-referenced Illinois statutes and common law theories on behalf of those who, during the Putative Class Period, (i) enrolled in DeVry University; (ii) financed their education with DeVry University with direct loans administered by ED; or (iii) entered into an enrollment agreement with DeVry University and otherwise paid for a DeVry University education. The amended complaint also seeks to represent a fourth class of individuals residing in, or enrolled in a DeVry University campus located in, California during the Putative Class Period bringing claims under the California Business and Profession Code. In addition to the claims previously asserted as described above, the amended complaint adds a claim for breach of fiduciary duty owed students in administering Title IV funds. A motion to dismiss the amended complaint was filed by the Adtalem Parties and granted by the Court, without prejudice, on February 12, 2018. The Court granted plaintiffs leave to file an amended complaint by April 12, 2018. The plaintiffs did not file an amended complaint by such date and the court entered an order on April 13, 2018 dismissing the case without prejudice.

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

By Order dated November 28, 2016, the district court ordered the Petrizzo and Jara Cases be consolidated under the Petrizzo caption for all further purposes. On December 5, 2016, plaintiffs filed an amended consolidated complaint on behalf of 38 individual plaintiffs and others similarly situated. The amended consolidated complaint seeks to bring claims on behalf of the named individuals and a putative nationwide class of individuals for unjust enrichment and alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Private Businesses and Vocational Schools Act of 2012. In addition, it purports to assert causes of action on behalf of certain of the named individuals and 15 individual state-specific putative classes for alleged violations of 15 different states’ consumer fraud, unlawful trade practices, and consumer protection laws. Finally, it seeks to bring individual claims under Georgia state law on behalf of certain named plaintiffs. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief. A motion to dismiss the amended complaint was filed by the Adtalem Parties and granted by the Court, without prejudice, on February 12, 2018. Because the case was dismissed without prejudice, the plaintiffs can re-file the action.

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

On June 20, 2017, the City of Hialeah Employees Retirement System filed a complaint derivatively on behalf of Adtalem in the Court of Chancery of the State of Delaware States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Christopher B. Begley, Lisa W. Wardell, Lyle Logan, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. Citing the FTC lawsuit and settlement, the ED January 2016 Notice and ED settlement, and documents produced in response to plaintiff’s request under Section 220 of the Delaware Code, the plaintiff alleges that the individual defendants have breached their fiduciary duties. The plaintiff asserts that the individual defendants permitted Adtalem and DeVry University to make, and failed to stop, false and misleading advertisements in breach of their fiduciary duties and in bad faith. The plaintiff seeks on behalf of Adtalem monetary and other unspecified relief. A motion to dismiss the complaint was filed by the Adtalem Parties on September 1, 2017, which was partially granted as to one count and partially denied as to another count on April 20, 2018.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of other similarly situated, against Adtalem and DeVry University, Inc. in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees.

NOTE 15: SEGMENT INFORMATION

Beginning in the second quarter of fiscal year 2018, DeVry University operations are classified as discontinued operations as discussed in “Note 2: Discontinued Operations and Assets Held for Sale.” Therefore, segment information presented excludes the results of DeVry University, which is presented as discontinued operations in the Consolidated Financial Statements. Discontinued operations assets are included in the table below to reconcile to Total Consolidated Assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to DeVry University within the U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operating reporting guidance regarding allocation of corporate overhead.

Adtalem’s principal business is the provision of educational services. Adtalem presents four reporting segments: “Medical and Healthcare,” which includes the operations of Chamberlain and the medical and veterinary schools (which include AUC, RUSM and RUSVM); “Professional Education,” which includes the operations of Becker, ACAMS and EduPristine; “Technology and Business,” which includes the operations of Adtalem Brazil; and “U.S. Traditional Postsecondary,” which includes the operations of Carrington.

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

Summary financial information by reporting segment is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue:
Medical and Healthcare	$220,067	$208,153	$614,649	$609,331
Professional Education	31,505	29,810	101,906	91,906
Technology and Business	59,030	61,810	196,602	193,437
U.S. Traditional Postsecondary	32,123	33,537	93,291	102,967
Home Office and Other	(532)	(635)	(1,733)	(1,981)
Total Consolidated Revenue	$342,193	$332,675	$1,004,715	$995,660
Operating Income (Loss):
Medical and Healthcare	$60,304	$50,150	$141,583	$146,166
Professional Education	2,382	2,619	15,082	8,810
Technology and Business	(103)	5,358	15,749	16,864
U.S. Traditional Postsecondary	(251)	(3,067)	(11,544)	(11,369)
Home Office and Other (1)	(8,542)	(11,095)	(25,954)	(83,250)
Total Consolidated Operating Income	$53,790	$43,965	$134,916	$77,221
Segment Assets:
Medical and Healthcare	$935,360	$894,691	$935,360	$894,691
Professional Education	455,358	450,769	455,358	450,769
Technology and Business	625,752	609,624	625,752	609,624
U.S. Traditional Postsecondary	54,321	56,078	54,321	56,078
Home Office and Other	175,540	176,666	175,540	176,666
Discontinued Operations	40,974	129,981	40,974	129,981
Total Consolidated Assets	$2,287,305	$2,317,809	$2,287,305	$2,317,809
Additions to Long-Lived Assets:
Medical and Healthcare	$10,740	$3,574	$25,076	$10,418
Professional Education	12,918	66	14,139	363,724
Technology and Business	3,746	4,882	19,445	12,495
U.S. Traditional Postsecondary	1,099	336	2,220	2,102
Home Office and Other	4,506	1,922	8,811	4,464
Total Consolidated Additions to Long-Lived Assets	$33,009	$10,780	$69,691	$393,203
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$20,059	$10,780	$52,653	$29,551
Increase in Capital Assets from Acquisitions	287	-	303	4,913
Increase in Intangible Assets and Goodwill	12,663	-	16,735	358,739
Total Increase in Consolidated Long-Lived Assets	$33,009	$10,780	$69,691	$393,203
Depreciation Expense:
Medical and Healthcare	$7,346	$6,652	$20,255	$19,850
Professional Education	295	119	822	466
Technology and Business	2,488	2,881	7,591	6,991
U.S. Traditional Postsecondary	1,160	1,210	3,460	3,602
Home Office and Other	2,193	2,936	6,219	8,932
Total Consolidated Depreciation Expense	$13,482	$13,798	$38,347	$39,841
Intangible Asset Amortization Expense:
Professional Education	$1,626	$1,893	$4,876	$5,679
Technology and Business	748	899	2,457	2,808
Total Consolidated Amortization Expense	$2,374	$2,792	$7,333	$8,487

(1) Home Office and Other Operating Loss includes $52.2 million in charges in the nine months ended March 31, 2017 for regulatory settlements as described in "Note 3: Regulatory Settlements."

Adtalem conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the three-month and nine-month periods ended March 31, 2018 and 2017. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue from Unaffiliated Customers:
Domestic Operations	$189,187	$186,225	$546,474	$538,590
International Operations:
Dominica, St. Kitts and St. Maarten	91,580	83,237	257,194	260,083
Brazil	59,030	61,810	196,602	193,437
Other	2,396	1,403	4,445	3,550
Total International	153,006	146,450	458,241	457,070
Total Consolidated Revenue	$342,193	$332,675	$1,004,715	$995,660
Long-Lived Assets:
Domestic Operations	$169,224	$245,683	$169,224	$245,683
International Operations:
Dominica, St. Kitts and St. Maarten	174,921	188,511	174,921	188,511
Brazil	107,573	117,412	107,573	117,412
Other	2,133	3,746	2,133	3,746
Total International	284,627	309,669	284,627	309,669
Total Consolidated Long-Lived Assets	$453,851	$555,352	$453,851	$555,352

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

As described further below, on December 4, 2017, Adtalem announced the signing of a definitive agreement to divest DeVry University, with an expected closing date occurring in early fiscal year 2019. Accordingly, the results of DeVry University are presented as discontinued operations within this Quarterly Report on Form 10-Q. Also see “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Part I, Item 1, for further discussion.

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

The forward-looking statements should be considered in the context of the risk factors referred to above and discussed elsewhere in this Quarterly Report on Form 10-Q. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we are not under any obligation to update any forward-looking information whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

OVERVIEW

Adtalem’s financial results for the third quarter of fiscal year 2018 reflect revenue growth in the Medical and Healthcare and Professional Education segments. These increases were partially offset by decreases in revenue in the Technology and Business and U.S. Traditional Postsecondary segments (which as of the second quarter of fiscal year 2018 consists of only Carrington College (“Carrington”)). Net income from continuing operations increased 23.3%, or $8.4 million, from the year-ago quarter primarily as a result of increased revenue and improved operating leverage as a result of cost control measures implemented across all Adtalem institutions and home office. Operational and financial highlights for the third quarter and first nine months of fiscal year 2018, and the subsequent period include:

•	Chamberlain University (“Chamberlain”) revenue grew by 2.9% in the third quarter of fiscal year 2018 compared to the year-ago quarter. For the January 2018 session, new student enrollment at Chamberlain increased 6.9% and total student enrollment increased 5.2% compared to the same term last year. For the March 2018 session, new student enrollment increased 4.3% and total student enrollment increased 4.5% compared to the same term last year.

•	Despite the serious business interruptions and property damage caused by Hurricanes Irma and Maria, both American University of the Caribbean School of Medicine (“AUC”) and Ross University School of Medicine (“RUSM”) were able to complete the September 2017 basic science semesters by January 5, 2018. The January 2018 basic science semester at AUC was moved back to St. Maarten for new students, along with students in their second and third semesters, while those in their fourth and fifth semesters remained in the United Kingdom. The January 2018 basic science semester at RUSM was relocated to Knoxville, Tennessee and to an additional facility on St. Kitts.

•	The Association of Certified Anti-Money Laundering Specialists (“ACAMS”) reached nearly 65,000 members worldwide.

•	Adtalem continued its tenth share repurchase program by repurchasing a total of 393,458 shares of its common stock at an average cost of $46.89 per share during the third quarter of fiscal year 2018.

•	Adtalem’s financial position remained strong, generating $183.3 million of operating cash flow during the first nine months of fiscal year 2018. As of March 31, 2018, cash and cash equivalents totaled $265.3 million and outstanding borrowings totaled $120.0 million.

•	On April 13, 2018, Adtalem refinanced its existing $400 million credit agreement by entering into a new $300 million, five-year term revolving credit and a $300 million, seven-year term loan facility (the “New Facilities”). The New Facilities received long-term credit ratings from Moody’s of Ba3 and from Standard and Poor’s of BB+.

HURRICANES

Hurricane Irma

On September 6, 2017, Category 5 Hurricane Irma (“Irma”) caused widespread damage to a large section of the islands of the Caribbean Sea. Irma forced the temporary shut-down of basic science academic instruction of AUC and caused significant damage to AUC’s physical property on the island of St. Maarten. All AUC facilities on the island suffered some degree of damage and could not sustain educational operations. The island’s infrastructure was severely incapacitated. Adtalem evacuated all students and faculty, and some staff from the island following the storm. Classes for AUC’s September 2017 semester had not commenced as of the date the hurricane struck St. Maarten. AUC management determined that repairs to its facilities and the island infrastructure could not be completed in time to teach the September 2017 basic science semester in St. Maarten; thus, an alternative teaching site was identified. AUC contracted with University of Central Lancashire (“UCLAN”), a public university in Preston, United Kingdom to provide classroom facilities, housing and student support for AUC educational operations. All appropriate accreditation and regulatory approvals to teach in Preston were obtained and on September 29, 2017, AUC students began basic science academic instruction on the UCLAN campus. Beginning with the January 2018 semester, new AUC students, along with students in their second and third semesters were back on the island of St. Maarten, while those in their fourth and fifth semesters continued their studies in Preston.

As of March 31, 2018, AUC recorded expenses of $15.8 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at UCLAN. Based upon preliminary damage assessments of the AUC facilities, impairment write-downs of building, building improvements, furniture and equipment of $15.4 million were recorded as of March 31, 2018. Management estimates that total costs to repair and replace damaged facilities and equipment will be in the range of $20 to $25 million. Costs and damage repairs are expected to be covered under AUC’s insurance policies, subject to deductibles. AUC has received insurance proceeds of $20 million as of March 31, 2018, for partial payment of insurance settlements. As of March 31, 2018, insurance proceeds of $14.3 million were recorded as an offset to the $15.8 million of evacuation expenses and incremental instructional costs incurred, less insurance deductibles of $1.5 million. Received and expected insurance proceeds of $11.6 million were recorded as an offset to the $15.4 million asset write-downs recorded through March 31, 2018, less insurance deductibles of $3.8 million. Management does not believe at this time that AUC has incurred significant uninsured costs associated with hurricane losses.

The effects of starting the semester late in September 2017 reduced revenue in the first quarter of fiscal year 2018 by approximately $3.4 million, of which $2.0 million and $1.4 million were recognized in the second and third quarters of fiscal year 2018, respectively. Of the students originally registered for the September 2017 semester, approximately 94% continued the semester in Preston. Approximately half of the students who took a leave of absence in September 2017 resumed attendance in the January 2018 semester. Management expects that lost fiscal year 2018 revenue for students who decided not to attend AUC as a result of the hurricane will be reimbursable under its insurance policy, subject to deductibles.

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

Hurricane Maria

On September 19, 2017, Category 5 Hurricane Maria (“Maria”) caused widespread damage to a large section of the islands of the Caribbean Sea. Maria forced the temporary shut-down of basic science academic instruction of RUSM and caused significant damage to RUSM’s physical property on the island of Dominica. All RUSM facilities on the island suffered some degree of damage and could not sustain educational operations. The island’s infrastructure was severely incapacitated. Adtalem evacuated all students and most faculty, and some staff from the island following the storm. RUSM basic science students had completed two weeks of classes in the September 2017 semester before the hurricane struck Dominica. Due to the significant damage on the island, repairs to the island infrastructure could not be completed in time to resume teaching the September 2017 semester in Dominica; thus, an alternative teaching site was identified. RUSM contracted with a cruise ship operator to provide a vessel, which was docked off of the island of St. Kitts and used for classroom facilities and housing for RUSM basic science educational operations. All appropriate accreditation and regulatory approvals to teach on the vessel in St. Kitts were obtained and on October 23, 2017, RUSM basic science students began completion of the September 2017 semester instruction on the ship. Beginning with the January 2018 semester, RUSM students are temporarily relocated to Knoxville, Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and to an additional facility on St. Kitts while the Dominica campus is repaired and rebuilt. Appropriate regulatory and accreditor approvals have been obtained for these temporary locations. RUSM is using its own medical sciences curriculum and faculty while making use of the LMU teaching and office facilities, including an anatomy lab. RUSM students are expected to remain in Tennessee through the end of the September 2018 semester.

As of March 31, 2018, RUSM recorded expenses of $39.3 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching on the ship in St. Kitts. Based upon preliminary damage assessments of the RUSM facilities, impairment write-downs of building, building improvements, furniture and equipment of $14.5 million were recorded as of March 31, 2018. Management estimates that total costs to repair and replace damaged facilities and equipment will be in the range of $30 to $40 million. Costs and damage repairs are expected to be covered under RUSM’s insurance policies, subject to deductibles. RUSM has received insurance proceeds of $30 million as of March 31, 2018, and received a commitment in April 2018 authorizing an additional $10 million partial payment of insurance settlements. As of March 31, 2018, insurance proceeds of $36.6 million were recorded as an offset to the $39.3 million of evacuation expenses and incremental instructional costs incurred, less insurance deductibles of $2.7 million. Expected insurance proceeds of $9.2 million were recorded as an offset to the $14.5 million asset write-downs recorded through March 31, 2018, less insurance deductibles of $5.4 million. Management does not believe at this time that RUSM has incurred significant uninsured costs associated with hurricane losses.

The effect of interrupting the September 2017 semester, along with losing some students due to the transition from Dominica to the temporary locations in St. Kitts and Tennessee, reduced revenue in the first nine months of fiscal year 2018 by approximately $4.6 million. Of the students originally registered for the September 2017 semester, approximately 78% continued the semester in St. Kitts. Of those not continuing the September 2017 semester, almost 90% returned for the January 2018 semester. Management expects that lost fiscal year 2018 revenue for students who decided not to attend RUSM as a result of the hurricane will be reimbursable under its insurance policy, subject to deductibles.

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

DeVry University is an operating segment and was previously included in the U.S. Traditional Postsecondary reporting segment. Subject to the terms and conditions of the Purchase Agreement it will be sold in its entirety. Divesting DeVry University is a strategic shift in the operations of Adtalem. This segment offers principally bachelor’s and master’s degrees in technology and business in the U.S., and Adtalem will be exiting this market with this disposition. Adtalem’s only other operating segment that grants primarily bachelor’s and master’s degrees is Chamberlain, and these are in nursing and related medical fields. Selling the DeVry University operating segment will reduce the organization’s dependence on government Title IV funds for its revenue, which is one of Adtalem’s important strategic goals. This operating segment is discussed in the business section of the Adtalem Annual Report on Form 10-K for the year ended June 30, 2017 and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of all quarterly and annual reports. DeVry University is the legacy business of Adtalem and at one time accounted for the majority of its consolidated revenue and operating income. Disposal of this operating segment will have a significant effect on the operations and financial results of Adtalem. DeVry University employs approximately 1,100 full-time faculty and staff and requires significant home office administrative support, absorbing approximately 30% of all home office administrative costs.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we are classifying the DeVry University entity as “Held for Sale” and “Discontinued Operations” as of March 31, 2018. As a result, all financial results, disclosures and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude DeVry University operations.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the third quarter and first nine months of fiscal year 2018, Adtalem classified the operating results of DeVry University as discontinued operations, and recorded special items related to the following:

•	Restructuring charges related to severance for workforce reductions and real estate consolidations at the medical and veterinary schools, Carrington and Adtalem’s home office in order to align its cost structure with enrollments.
•	Income tax charges related to implementation of the Tax Cuts and Jobs Act of 2017.

During the third quarter and first nine months of fiscal year 2017, Adtalem classified the operating results of DeVry University as discontinued operations, and recorded special items related to the following:

•	Restructuring charges related to severance for workforce reductions and real estate consolidations at the administrative support operations of the medical and veterinary schools, Carrington and Adtalem’s home office in order to align its cost structure with enrollments.
•	Charges arising from the settlement agreements with the Federal Trade Commission (“FTC”) and the Office of the Attorney General of the State of New York (“NYAG”).

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net Income (Loss)	$39,334	$39,859	$(29,037)	$79,424
Earnings (Loss) per Share (diluted)	$0.63	$0.62	$(0.46)	$1.24
Continuing Operations:
Restructuring Expense	$621	$2,804	$5,562	$9,117
Effect on Earnings per Share (diluted)	$0.01	$0.04	$0.09	$0.14
Tax Cuts and Jobs Act of 2017	$-	$-	$101,196	$-
Effect on Earnings per Share (diluted)	$-	$-	$1.62	$-
Regulatory Settlements	$-	$-	$-	$52,150
Effect on Earnings per Share (diluted)	$-	$-	$-	$0.81
Income Tax Impact on Non-GAAP Adjustments (1)	$(320)	$(1,096)	$(1,604)	$(22,952)
Effect on Earnings per Share (diluted)	$(0.01)	$(0.02)	$(0.03)	$(0.36)
Discontinued Operations, net of tax	$5,225	$(3,706)	$40,033	$(10,374)
Effect on Earnings per Share (diluted)	$0.08	$(0.06)	$0.64	$(0.16)
Net Income from Continuing Operations Excluding Special Items, net of tax	$44,860	$37,861	$116,150	$107,365
Earnings per Share from Continuing Operations
Excluding Special Items (diluted)	$0.72	$0.59	$1.86	$1.68
Shares used in EPS calculation	61,965	64,266	62,474	63,991

(1) Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income (Loss) for the three and nine months ended March 31, 2018 and March 31, 2017. Percentages may not add because of rounding.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	52.5%	54.8%	55.2%	55.1%
Student Services and Administrative Expense	31.6%	31.2%	30.8%	31.0%
Restructuring Expense	0.2%	0.8%	0.6%	0.9%
Regulatory Settlements	0.0%	0.0%	0.0%	5.2%
Total Operating Cost and Expense	84.3%	86.8%	86.6%	92.2%
Operating Income from Continuing Operations	15.7%	13.2%	13.4%	7.8%
Net Interest Expense	(0.4)%	(0.1)%	(0.2)%	(0.3)%
Income from Continuing Operations Before Income Taxes	15.3%	13.1%	13.2%	7.5%
Income Tax Provision	(2.2)%	(2.2)%	(12.0)%	(0.5)%
Equity Method Investment Loss	(0.0)%	0.0%	(0.0)%	0.0%
Income from Continuing Operations	13.0%	10.9%	1.1%	7.0%
(Loss) Income from Discontinued Operations, Net of Tax	(1.5)%	1.1%	(4.0)%	1.0%
Net Income (Loss)	11.5%	12.0%	(2.8)%	8.0%
Net Loss (Income) Attributable to Noncontrolling Interest	0.0%	(0.0)%	(0.0)%	(0.1)%
Net Income (Loss) Attributable to Adtalem Global Education	11.5%	12.0%	(2.9)%	8.0%

REVENUE

All discussions of the results of operations exclude the results of DeVry University, which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

The following tables present revenue by segment detailing the changes from the year-ago comparative periods including disclosures of the effect of Hurricanes Irma and Maria, the effect of acquisitions and changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for the third quarter of fiscal year 2018 of $342.2 million increased 2.9%, or $9.5 million, compared to the year-ago quarter. For the first nine months of fiscal year 2018, total consolidated revenue of $1,004.7 million increased 0.9%, or $9.1 million, compared to the year-ago period. Revenue results by segment are discussed in more detail in the sections below.

	Three Months Ended March 31, 2018
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Revenue:
Fiscal Year 2017 as Reported	$208,153	$29,810	$61,810	$33,537	$(635)	$332,675
Organic Growth (Decline)	8,245	1,313	(998)	(1,414)	103	7,249
Effect of Acquisitions	-	382	775	-	-	1,157
Hurricane Impact	3,669	-	-	-	-	3,669
Effect of Currency Change	-	-	(2,557)	-	-	(2,557)
Fiscal Year 2018 as Reported	$220,067	$31,505	$59,030	$32,123	$(532)	$342,193

Fiscal Year 2018 % Change:
Organic Growth (Decline)	4.0%	4.4%	(1.6)%	(4.2)%	NM	2.2%
Effect of Acquisitions	-	1.3%	1.3%	-	NM	0.3%
Constant Currency Change	4.0%	5.7%	(0.4)%	(4.2)%	NM	2.5%
Hurricane Impact	1.8%	-	-	-	NM	1.1%
Effect of Currency Change	-	-	(4.1)%	-	NM	(0.8)%
Fiscal Year 2018 % Change as Reported	5.7%	5.7%	(4.5)%	(4.2)%	NM	2.9%

	Nine Months Ended March 31, 2018
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Revenue:
Fiscal Year 2017 as Reported	$609,331	$91,906	$193,437	$102,967	$(1,981)	$995,660
Organic Growth (Decline)	9,885	9,618	1,950	(9,676)	248	12,025
Effect of Acquisitions	-	382	993	-	-	1,375
Hurricane Impact	(4,567)	-	-	-	-	(4,567)
Effect of Currency Change	-	-	222	-	-	222
Fiscal Year 2018 as Reported	$614,649	$101,906	$196,602	$93,291	$(1,733)	$1,004,715

Fiscal Year 2018 % Change:
Organic Growth (Decline)	1.6%	10.5%	1.0%	(9.4)%	NM	1.2%
Effect of Acquisitions	-	0.4%	0.5%	-	NM	0.1%
Constant Currency Change	1.6%	10.9%	1.5%	(9.4)%	NM	1.3%
Hurricane Impact	(0.7)%	-	-	-	NM	(0.5)%
Effect of Currency Change	-	-	0.1%	-	NM	0.0%
Fiscal Year 2018 % Change as Reported	0.9%	10.9%	1.6%	(9.4)%	NM	0.9%

Management expects that for the fourth quarter of fiscal year 2018, revenue will increase 1 to 2 percent compared to the fourth quarter of fiscal year 2017. Revenue growth within the Medical and Healthcare and Professional Education segments is expected to be partially offset by decreases in revenue within the Technology and Business and U.S. Traditional Postsecondary segments.

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 5.7%, or $11.9 million, to $220.1 million in the third quarter and increased 0.9%, or $5.3 million, to $614.6 million in the first nine months of fiscal year 2018 compared to the year-ago periods. Revenue increased at both Chamberlain and the medical and veterinary schools in the third quarter of fiscal year 2018 due to increased student enrollment and tuition increases at the medical and veterinary schools. In the third quarter of fiscal year 2018, the medical and veterinary schools also benefited from a shift in revenue from the first half of the fiscal year to the third quarter caused by the delayed September 2017 semester start due to Hurricanes Irma and Maria. Revenue in the first nine months of fiscal year 2018 increased at Chamberlain driven primarily by increasing student enrollment. The revenue increase at Chamberlain was partially offset by a revenue decrease at the medical and veterinary schools in the first nine months of fiscal year 2018 driven primarily by students taking a leave of absence due to the hurricanes. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain University

Chamberlain University Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018
New Students	2,497	4,962	2,806	4,472	2,830
% Change from Prior Year	16.5%	(0.8)%	5.5%	6.9%	4.3%
Total Students	26,811	30,062	29,719	31,333	31,053
% Change from Prior Year	6.3%	4.5%	5.1%	5.2%	4.5%

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
New Students	2,144	5,003	2,660	4,185	2,713	3,779
% Change from Prior Year	(1.7)%	1.2%	3.2%	(3.0)%	11.7%	4.0%
Total Students	25,229	28,781	28,268	29,789	29,726	28,961
% Change from Prior Year	15.9%	11.5%	10.2%	6.6%	7.3%	5.7%

Chamberlain revenue increased 2.9%, or $3.6 million, to $128.5 million in the third quarter and increased 2.3%, or $8.2 million, to $357.5 million in the first nine months of fiscal year 2018 compared to the year-ago periods, driven primarily by total enrollment increases. The improved new and total student enrollment in the third quarter of fiscal year 2018 was primarily the result of higher enrollment in all tracks of the Master of Science in Nursing (“MSN”) degree and improved retention in the campus-based Bachelor of Science in Nursing (“BSN”) program. These were partially offset by a modest decline in total student enrollment for the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) completion option.

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

Chamberlain currently operates 21 campuses in 15 states. Chamberlain’s newest campus in New Orleans, Louisiana, obtained all appropriate regulatory approvals and began instruction in May 2018.

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

Hurricanes Irma and Maria affected student enrollment in fiscal year 2018 at AUC and RUSM (collectively the “medical schools”). The medical schools experienced combined decreases in new student and total student enrollment of 3.8% and 10.4%, respectively, in the September 2017 semester compared to the September 2016 semester. These decreases were offset by increases in new student and total student enrollment of 4.4% and 1.4%, respectively, at Ross University School of Veterinary Medicine (“RUSVM”). The principal driver of the decrease in medical school enrollment in the September 2017 semester was the disruption caused by the hurricanes. Some new students delayed entry and a number of returning students took a leave of absence in this semester. A significant number of these students then returned for the January 2018 semester, in which the medical schools’ combined new and total enrollment increased 26.0% and 1.2%, respectively, compared to the January 2017 semester. The medical schools’ new student enrollment increase for the first two semesters of fiscal year 2018 was 5.7% compared to the first two semesters of fiscal year 2017. The new enrollment increase at the medical schools in the January 2018 semester was partially offset by a decrease in new student enrollment of 4.3% at RUSVM compared to the January 2017 semester. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, heightened competition may adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs.

The medical and veterinary schools’ revenue increased 10.0%, or $8.3 million, to $91.6 million in the third quarter and decreased 1.1%, or $2.9 million, to $257.2 million in the first nine months of fiscal year 2018 compared to the year-ago periods. Revenue increases at the medical and veterinary schools in the third quarter of fiscal year 2018 were driven by increased student enrollment and tuition price increases that were instituted for the September 2017 semester. In addition, the medical schools benefited from a shift in revenue from the first half of the fiscal year to the third quarter caused by the delayed September 2017 semester start due to the hurricanes. For the first nine months of fiscal year 2018, revenue decreased at the medical schools as a result of $4.6 million in lost revenue related to students taking a leave of absence due to the hurricanes. The hurricanes forced postponement of the September 2017 semester basic science academic instruction at the medical schools, along with students withdrawing due to these disruptions. In addition, enrollment declines at the medical schools in the May 2017 semester, which contributed revenue for the first two months of fiscal year 2018, resulted in decreased revenue. These enrollment declines were partially offset by the tuition price increases at the medical schools, as well as enrollment increases at RUSVM. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, and improving the effectiveness of marketing strategies by restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year. Management believes that these strategies were primarily responsible for the new student enrollment increases in the combined September 2017 and January 2018 semesters. Combining these semesters in our analysis is necessary due to the hurricanes’ effect on timing of new student enrollment as noted above.

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

Professional Education

Revenue in the Professional Education segment increased 5.7%, or $1.7 million, to $31.5 million in the third quarter and increased 10.9%, or $10.0 million, to $101.9 million in the first nine months of fiscal year 2018 compared to the year-ago periods. The increase is driven by revenue growth at ACAMS of 58.5% and 63.4% for the third quarter and first nine months of fiscal year 2018, respectively, compared to the year-ago periods. These increases were partially offset by a decline in the number of CPA exam candidates taking the Becker CPA Exam Review Course compared to the year-ago periods resulting in revenue decreases at Becker of 11.7% and 9.8% in the third quarter and first nine months of fiscal year 2018, respectively, compared to the year-ago periods. ACAMS’s membership has increased to over 60,000, which is an increase of approximately 70% since July 2016, driven by strong growth in the Asia Pacific region as well as expansion in the business-to-business partnerships in Europe.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of Adtalem Brazil, decreased 4.5%, or $2.8 million, to $59.0 million in the third quarter and increased 1.6%, or $3.2 million, to $196.6 million in the first nine months of fiscal year 2018 compared to the year-ago periods. The change in value of the Brazilian Real compared to the U.S. dollar decreased reported revenue in the third quarter of fiscal year 2018 by $2.6 million and increased reported revenue in the first nine months of fiscal year 2018 by $0.2 million compared to the year-ago periods. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis, revenue decreased 0.4% and increased 1.5% in the third quarter and first nine months of fiscal year 2018, respectively, compared to the year-ago periods. Revenue growth for the first nine months of fiscal year 2018 was driven primarily by increased total higher education student enrollment due to increased persistence. The third quarter of fiscal year 2018 decrease in revenue was driven by a decline in total student enrollment, which was impacted by process delays in the “Programa Universidade para Todos” or “University for All Program” (“PROUNI”) and the “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) programs, along with increased competition. The process delays included a change in the granting calendar that delayed entry of students in the first semester of calendar year 2018. See below for further discussion of the changes in the FIES program. Also driving revenue lower in the third quarter and first nine months of fiscal year 2018 was a decline in the number of students enrolled in law exam test preparation courses. This decline is related to changes in the exam resulting in lower pass rates for the first level of the exam, which lowered demand for preparation courses for the subsequent level.

Brazil’s economy continues to present challenges for enrollment growth and is creating pricing pressures in the education sector. Adtalem Brazil’s new student enrollment has been negatively impacted by these conditions as well as reductions in the FIES program. Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, Adtalem Brazil’s ability to grow its student enrollment may be further impacted.

Key trends for Adtalem Brazil are set forth below.

Adtalem Brazil Student Enrollment:

	Fiscal Year 2018		Fiscal Year 2017
Term	Sept. 2017	Mar. 2018	Sept. 2016	Mar. 2017
New Students	14,507	23,367	15,892	22,531
% Change over Prior Year	(8.7)%	3.7%	10.4%	(9.0)%
Total Students	78,340	75,700	76,862	79,564
% Change over Prior Year	1.9%	(4.9)%	32.9%	0.4%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damásio Educacional (“Damasio”). The effect of acquisitions on the fiscal year 2017 enrollment figures are as follows:

•	The acquisition of Faculdade de Imperatriz (“Facimp”), which occurred in the fourth quarter of fiscal year 2016, added 622 new student enrollments and 2,050 total student enrollments to the March 2017 semester totals. Excluding the effect of this acquisition, new enrollment decreased 11.5% and total enrollment decreased 2.2% in the March 2017 semester compared to the March 2016 semester.

•	The acquisitions of Grupo Ibmec Educacional S.A. (“Grupo Ibmec”), which occurred in the second quarter of fiscal year 2016, and Facimp added 3,322 new student enrollments and 16,688 total student enrollment to the September 2016 semester totals. Excluding the effect of these acquisitions, new enrollment decreased 12.7% and total enrollment increased 4.1% in the September 2016 semester compared to the September 2015 semester.

Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As noted above, management believes the decrease in new student enrollment in the September 2017 semester and the decrease in total student enrollment in the March 2018 semester are primarily the result of the country’s economic challenges, changes in the FIES program and increased competition. As of March 31, 2018, approximately 22% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 21% of Adtalem Brazil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, recent changes to the FIES regulations have added restrictions limiting student eligibility for FIES funding and extended the government’s time to pay participating institutions. These changes included reducing the number of new FIES contracts, decreasing the monthly maximum family income thresholds for students to qualify for a FIES loan and adding minimum required entrance test scores in order to qualify for a FIES loan.

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

The Brazilian government recently changed regulations on opening and operating distance learning in the country. The approval process for launching online facilities was streamlined, making this segment more economically attractive to larger institutions. Adtalem Brazil began offering several bachelor’s and associate degree programs via distance learning in February 2018. These programs are offered under the Damasio-Unifavip brand. They are delivered through the Damasio network of over 200 learning centers, which currently have the infrastructure and staff necessary to support distance learning degrees. These online programs are not currently a significant contributor to Adtalem Brazil’s revenue.

U.S. Traditional Postsecondary

Revenue in the U.S. Traditional Postsecondary segment, which is composed solely of Carrington, decreased 4.2%, or $1.4 million, to $32.1 million in the third quarter and decreased 9.4%, or $9.7 million, to $93.3 million in the first nine months of fiscal year 2018 compared to the year-ago periods. Revenue decreased as a result of student enrollment declines at Carrington as it repositions itself to stabilize enrollment. Key trends for Carrington are set forth below.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2018
Term	Sept. 2017	Dec. 2017	Mar. 2018
New Students	2,155	1,541	1,794
% Change from Prior Year	(7.8)%	7.2%	(5.2)%
Total Students	5,258	5,644	5,542
% Change from Prior Year	(20.8)%	(4.5)%	(8.0)%

	Fiscal Year 2017
Term	Sept. 2016	Dec. 2016	Mar. 2017	June 2017
New Students	2,338	1,437	1,892	1,384
% Change from Prior Year	(9.5)%	(22.7)%	(8.1)%	(17.7)%
Total Students	6,638	5,910	6,026	5,362
% Change from Prior Year	(12.2)%	(18.0)%	(16.1)%	(17.1)%

Enrollment declines are the result of changing demand for career education given low unemployment, rising wages and increased competition. To improve enrollment results, management is focusing on bringing relevant programs at competitive prices to serve areas of the workforce where supply and demand imbalances exist.

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

	Three Months Ended March 31, 2018
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Cost of Educational Services:
Fiscal Year 2017 as Reported	$107,753	$5,673	$44,538	$22,518	$1,734	$182,216
Cost Investment (Reduction)	947	(670)	920	(2,094)	(651)	(1,548)
Effect of Acquisitions	-	261	311	-	-	572
Hurricane Impact	-	-	-	-	-	-
Effect of Currency Change	-	-	(1,504)	-	-	(1,504)
Fiscal Year 2018 as Reported	$108,700	$5,264	$44,265	$20,424	$1,083	$179,736

Fiscal Year 2018 % Change:
Cost Investment (Reduction)	0.9%	(11.8)%	2.1%	(9.3)%	NM	(0.8)%
Effect of Acquisitions	-	4.6%	0.7%	-	NM	0.3%
Constant Currency Change	0.9%	(7.2)%	2.8%	(9.3)%	NM	(0.5)%
Hurricane Impact	-	-	-	-	NM	-
Effect of Currency Change	-	-	(3.4)%	-	NM	(0.8)%
Fiscal Year 2018 % Change as Reported	0.9%	(7.2)%	(0.6)%	(9.3)%	NM	(1.4)%

	Nine Months Ended March 31, 2018
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Cost of Educational Services:
Fiscal Year 2017 as Reported	$316,078	$18,477	$140,214	$69,937	$4,144	$548,850
Cost Investment (Reduction)	(2,684)	(210)	(1,412)	(5,221)	836	(8,691)
Effect of Acquisitions	-	261	452	-	-	713
Hurricane Impact	13,372	-	-	-	-	13,372
Effect of Currency Change	-	-	403	-	-	403
Fiscal Year 2018 as Reported	$326,766	$18,528	$139,657	$64,716	$4,980	$554,647

Fiscal Year 2018 % Change:
Cost Investment (Reduction)	(0.8)%	(1.1)%	(1.0)%	(7.5)%	NM	(1.6)%
Effect of Acquisitions	-	1.4%	0.3%	-	NM	0.1%
Constant Currency Change	(0.8)%	0.3%	(0.7)%	(7.5)%	NM	(1.5)%
Hurricane Impact	4.2%	-	-	-	NM	2.4%
Effect of Currency Change	-	-	0.3%	-	NM	0.1%
Fiscal Year 2018 % Change as Reported	3.4%	0.3%	(0.4)%	(7.5)%	NM	1.1%

Cost of Educational Services decreased 1.4%, or $2.5 million, to $179.7 million in the third quarter and increased 1.1%, or $5.8 million, to $554.6 million in the first nine months of fiscal year 2018 compared to the year-ago periods. Excluding the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services decreased 0.5%, or $1.0 million, in the third quarter and increased 1.0%, or $5.4 million, in the first nine months of fiscal year 2018 compared to the year-ago periods. Costs decreased in the third quarter of fiscal year 2018 primarily as a result of cost reduction measures primarily at Carrington. The increase in costs in the first nine months of fiscal year 2018 was the result of $13.4 million in charges representing the deductibles under insurance policies, incurred for facility and equipment impairment write-offs and the evacuations of AUC and RUSM students, faculty and staff in the wakes of Hurricanes Irma and Maria. This increase was partially offset by cost savings primarily as a result of cost reduction measures across all segments.

As a percentage of revenue, Cost of Educational Services was 52.5% and 55.2% in the third quarter and first nine months of fiscal year 2018, respectively, compared to 54.8% and 55.1% during the year-ago periods, respectively. The decrease in the ratio in the third quarter of fiscal year 2018 was primarily a result of cost reduction efforts at Carrington along with operating leverage in the Professional Education segment. The increase in the ratio in the first nine months of fiscal year 2018 was primarily the result of the negative effects on revenue and expense from Hurricanes Irma and Maria.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

	Three Months Ended March 31, 2018
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Student Services and Administrative Expense:
Fiscal Year 2017 as Reported	$49,583	$21,519	$11,915	$13,359	$7,314	$103,690
Cost Investment (Reduction)	950	1,926	3,130	(1,409)	(478)	4,119
Effect of Acquisitions	-	414	144	-	-	558
Effect of Currency Change	-	-	(321)	-	-	(321)
Fiscal Year 2018 as Reported	$50,533	$23,859	$14,868	$11,950	$6,836	$108,046

Fiscal Year 2018 % Change:
Cost Investment (Reduction)	1.9%	9.0%	26.3%	(10.5)%	NM	4.0%
Effect of Acquisitions	-	1.9%	1.2%	-	NM	0.5%
Constant Currency Change	1.9%	10.9%	27.5%	(10.5)%	NM	4.5%
Effect of Currency Change	-	-	(2.7)%	-	NM	(0.3)%
Fiscal Year 2018 % Change as Reported	1.9%	10.9%	24.8%	(10.5)%	NM	4.2%

	Nine Months Ended March 31, 2018
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	U.S. Traditional Postsecondary	Home Office and Other	Consolidated
Student Services and Administrative Expense:
Fiscal Year 2017 as Reported	$146,421	$64,619	$36,358	$39,969	$20,955	$308,322
Cost Investment (Reduction)	(763)	3,263	4,600	(2,227)	(4,257)	616
Effect of Acquisitions	-	414	154	-	-	568
Effect of Currency Change	-	-	84	-	-	84
Fiscal Year 2018 as Reported	$145,658	$68,296	$41,196	$37,742	$16,698	$309,590

Fiscal Year 2018 % Change:
Cost Investment (Reduction)	(0.5)%	5.0%	12.7%	(5.6)%	NM	0.2%
Effect of Acquisitions	-	0.6%	0.4%	-	NM	0.2%
Constant Currency Change	(0.5)%	5.7%	13.1%	(5.6)%	NM	0.4%
Effect of Currency Change	-	-	0.2%	-	NM	0.0%
Fiscal Year 2018 % Change as Reported	(0.5)%	5.7%	13.3%	(5.6)%	NM	0.4%

Student Services and Administrative Expense increased 4.2%, or $4.4 million, to $108.0 million in the third quarter and increased 0.4%, or $1.3 million, to $309.6 million in the first nine months of fiscal year 2018 compared to the year-ago periods. Excluding the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense increased 4.5%, or $4.7 million, in the third quarter and increased 0.4%, or $1.2 million, in the first nine months of fiscal year 2018 compared to the year-ago periods. Cost increases to support growth at ACAMS, Chamberlain and Adtalem Brazil were the main drivers of the increase in costs. These increases were partially offset by cost reduction measures at the medical and veterinary schools, Carrington and Adtalem’s home office. Over the past several years, Adtalem has reduced costs through staffing adjustments primarily at these institutions while maintaining services that drive successful student outcomes. Amortization of finite-lived intangible assets declined 15.0%, or $0.4 million, in the third quarter and decreased 13.6%, or $1.2 million, in the first nine months of fiscal year 2018 compared to the year-ago periods. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense was 31.6% and 30.8% in the third quarter and first nine months of fiscal year 2018, respectively, compared to 31.2% and 31.0% during the year-ago periods, respectively. The increase in the ratio in the third quarter of fiscal year 2018 was primarily driven by decreased revenue at Becker and Adtalem Brazil without commensurate decreases in costs. For the first nine months of fiscal year 2018, the cost reduction measures noted above resulted in the improved ratio.

Management expects that for the fourth quarter of fiscal year 2018, total operating costs will be flat to up 1 percent compared to the fourth quarter of fiscal year 2017, driven by investments in growth in the Medical and Healthcare, Professional Education and Technology and Business segments, partially offset by the impact of savings from Adtalem’s continued cost reduction measures. Adtalem’s outlook excludes potential charges related to restructuring plans and the pending sale of DeVry University, as well as impacts from the timing of the receipt of insurance reimbursements for the hurricane-related expenses.

Restructuring Expense

During the third quarter and first nine months of fiscal year 2018, Adtalem recorded restructuring charges related to workforce reductions and real estate consolidations at the medical and veterinary schools, Carrington and Adtalem’s home office. Termination benefit charges, as a result of reducing Adtalem’s workforce by 169 positions in the first nine months of fiscal year 2018, represented severance pay and benefits for these employees. We also recorded a reduction to restructuring charges in the first nine months of fiscal year 2018 for an adjustment to previously accrued estimates for real estate consolidations at Adtalem’s home office. During the third quarter and first nine months of fiscal year 2017, Adtalem recorded restructuring charges related to real estate consolidations and workforce reductions at the administrative support operations of the medical and veterinary schools, Carrington and Adtalem’s home office. We also recorded a reduction to restructuring charges in the third quarter and first nine months of fiscal year 2017 for adjustments to previously accrued estimates for real estate consolidations at Carrington and Adtalem’s home office. Adtalem’s home office is classified as “Home Office and Other” in Part I, Item 1, “Note 15: Segment Information” to the Consolidated Financial Statements. Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$-	$530	$530	$26	$616	$642
U.S. Traditional Postsecondary	-	-	-	1,722	656	2,378
Home Office and Other	46	45	91	(419)	2,961	2,542
Total	$46	$575	$621	$1,329	$4,233	$5,562

	Three Months Ended March 31, 2017			Nine Months Ended March 31, 2017
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$137	$530	$667	$137	$530	$667
U.S. Traditional Postsecondary	(422)	1,147	725	3,282	1,147	4,429
Home Office and Other	(222)	1,634	1,412	1,706	2,315	4,021
Total	$(507)	$3,311	$2,804	$5,125	$3,992	$9,117

Cash payments for restructuring charges were $23.0 million in the first nine months of fiscal year 2018. The remaining accrual for these charges is $40.8 million as of March 31, 2018. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to 7 years. Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2018 as Adtalem continues to reduce cost where enrollment levels necessitate such realignment of expense.

Regulatory Settlements

In the second quarter of fiscal year 2017, Adtalem, DeVry University Inc. and DeVry/New York Inc. (collectively, the “Adtalem Parties”) and the FTC agreed to a Stipulation as to Entry of an Order for Permanent Injunction and Monetary Judgment (the “Agreement”) resolving litigation brought by the FTC regarding DeVry University’s use of employment statistics in former advertising. Under the terms of the Agreement, the Adtalem Parties agreed to pay $49.4 million to be distributed at the sole discretion of the FTC, to forgive $30.4 million of institutional loans issued before September 30, 2015, and to forgive outstanding DeVry University accounts receivable balances by $20.2 million for former students. In addition, the Adtalem Parties agreed that Adtalem institutions marketing to U.S. consumers will maintain specific substantiation to support any future advertising regarding graduate outcomes and educational benefits, and will implement training and other agreed-upon compliance measures. Adtalem chose to settle the FTC litigation after filing an answer denying all allegations of wrongdoing.

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

OPERATING INCOME FROM CONTINUING OPERATIONS

Total consolidated operating income from continuing operations increased 22.3%, or $9.8 million, to $53.8 million in the third quarter and increased 74.7%, or $57.7 million, to $134.9 million in the first nine months of fiscal year 2018 compared to the year-ago periods. Excluding the regulatory settlements expense recorded in the second quarter of fiscal year 2017 and restructuring expense, total consolidated operating income from continuing operations increased 16.3%, or $7.6 million, in the third quarter and increased 1.4%, or $2.0 million, in the first nine months of fiscal year 2018 compared to the year-ago periods. The primary drivers of the increase in operating income from continuing operations in the third quarter and first nine months of fiscal year 2018 were cost reduction efforts across Adtalem and revenue growth in the Medical and Healthcare and Professional Education segments. For the first nine months of fiscal year 2018, these increases were partially offset by $4.6 million in reduced revenue and $13.4 million of additional costs incurred due to the impacts of Hurricanes Irma and Maria. Excluding the effects of the hurricanes and the regulatory settlements expense, consolidated operating income from continuing operations increased 18.2%, or $23.5 million, in the first nine months of fiscal year 2018 compared to the year-ago period. Cost reduction efforts across Adtalem and revenue growth in the Medical and Healthcare, Professional Education and Technology and Business segments more than offset the effect on operating income from continuing operations of the revenue declines at Carrington in the first nine months of fiscal year 2018.

Medical and Healthcare

Medical and Healthcare segment operating income increased 20.2%, or $10.2 million, to $60.3 million in the third quarter and decreased 3.1%, or $4.6 million, to $141.6 million in the first nine months of fiscal year 2018 compared to the year-ago periods. The primary driver of the decrease in operating income in the first nine months of fiscal year 2018 was $17.9 million in reduced revenue and additional costs incurred due to the impacts of Hurricanes Irma and Maria. Excluding the effects of the hurricanes, segment operating income increased 9.1%, or $13.4 million, to $159.5 million in the first nine months of fiscal year 2018 compared to the year-ago period, primarily driven by revenue increases at Chamberlain and cost control across all institutions in the segment.

Professional Education

Professional Education segment operating income decreased 9.0%, or $0.2 million, to $2.4 million in the third quarter and increased 71.2%, or $6.3 million, to $15.1 million in the first nine months of fiscal year 2018 compared to the year-ago periods. The decreased operating income in the third quarter of fiscal year 2018 was driven by an 11.7% decrease in revenue at Becker resulting from a decline in the number of CPA exam candidates taking the Becker CPA Exam Review Course compared to the year-ago period. Increased revenue and operating income at ACAMS offset these declines in the third quarter and first nine months of fiscal year 2018 compared to the year-ago periods.

Technology and Business

Technology and Business segment operating income decreased by $5.5 million in the third quarter resulting in a loss of $0.1 million and decreased 6.6%, or $1.1 million, to $15.7 million in the first nine months of fiscal year 2018 compared to the year-ago periods. Operating income was reduced by the effect of exchange rate changes of $0.7 million and $0.3 million in the third quarter and first nine months of fiscal year 2018, respectively. The decreased operating income on a constant currency basis was primarily driven by decreased enrollment and higher discounting in the third quarter and first nine months of fiscal year 2018 compared to the year-ago periods.

U.S. Traditional Postsecondary

U.S. Traditional Postsecondary segment operating losses were $0.3 million and $11.5 million in the third quarter and first nine months of fiscal year 2018, respectively, compared to operating losses of $3.1 million and $11.4 million in the third quarter and first nine months of fiscal year 2017, respectively. Excluding $2.4 million of restructuring expense, which decreased from $4.4 million in the year-ago period, the segment operating loss was $9.2 million in the first nine months of fiscal year 2018 compared to a loss of $6.9 million in the year-ago period. The lower operating loss in the third quarter of fiscal year 2018 is a result of cost savings and smaller revenue declines compared to the third quarter of fiscal year 2017. The increase in operating loss, excluding special items, in the first nine months of fiscal year 2018 was the result of a decline in revenue in the first half of the fiscal year resulting from the impact of lower total student enrollments, partially offset by cost savings. Total segment expense in the third quarter and first nine months of fiscal year 2018, excluding special items, decreased by $3.5 million, or 9.8%, and $7.4 million, or 6.8%, respectively, compared to the year-ago periods. These expense reductions at Carrington offset more than 100% and 77% of the lower revenue in the third quarter and first nine months of fiscal year 2018, respectively. Management continues to adjust costs to better align with current enrollment levels.

NET INTEREST EXPENSE

Net interest expense in the third quarter and first nine months of fiscal year 2018 was $1.5 million and $2.4 million, respectively, compared to net interest expense of $0.3 million and $2.7 million, in the year-ago periods, respectively. The net interest expense increase in the third quarter of fiscal year 2018 was primarily the result of higher interest expense on deferred purchase obligations at Adtalem Brazil. The net interest expense decrease in the first nine months of fiscal year 2018 was primarily the result of increased interest income from higher invested cash balances at Adtalem Brazil.

INCOME TAXES

The effective income tax rates on income from continuing operations were 14.6% and 91.2% for the third quarter and first nine months of fiscal year 2018, respectively, compared to 16.8% and 6.7% for the third quarter and first nine months of fiscal year 2017, respectively. A tax expense special item of $101.2 million was recorded in the second quarter of fiscal year 2018 related to the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. A tax benefit special item of $19.7 million was recorded in the second quarter of fiscal year 2017 for settlement costs of various regulatory authority litigation. The effective tax rates on income from continuing operations excluding special items were 14.9% and 19.5% for the first nine months of fiscal years 2018 and 2017, respectively. This decrease reflects the lower U.S. tax rate resulting from the Tax Act, partially offset by a decrease in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings.

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

Prior to enactment of the Tax Act, Adtalem did not record a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. As a result of the Tax Act, Adtalem has revised its prior intent to indefinitely reinvest accumulated undistributed earnings and profits in foreign operations, and now only intends to maintain this assertion with respect to accumulated and future earnings in Brazil. As of March 31, 2018, the cumulative undistributed earnings attributable to operations in Brazil was approximately $91 million.

Adtalem’s effective tax rate for the first nine months of fiscal year 2018 is impacted by the Tax Act. Income tax effects resulting from changes in tax laws are required to be accounted for in the period in which the law is enacted, and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, a provision for income tax resulting from the enactment of the Tax Act was recorded in the second quarter of fiscal year 2018. For additional information on the impact of the Tax Act, see “Note 12: Income Taxes” to the Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

DISCONTINUED OPERATIONS

Beginning in the second quarter of fiscal year 2018, DeVry University operations are classified as discontinued operations as discussed in “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q. Management will continue to disclose and discuss DeVry University operations in its public filings until the period in which the sale closes as these operations continue to have an effect on Adtalem’s reported net income (loss).

Revenue at DeVry University decreased 24.1%, or $28.8 million, to $90.6 million in the third quarter and decreased 23.6%, or $85.7 million, to $277.0 million in the first nine months of fiscal year 2018 compared to the year-ago periods driven by decreases in undergraduate and graduate enrollment and higher levels of scholarships and discounts. Management believes the decreases in enrollment and the resulting continued decline in revenue have been due to several internal and external factors, which have resulted in a reduction in interest and lower demand for DeVry University’s programs. Enrollment declines at DeVry University are expected to continue through fiscal year 2018, which will result in lower revenue. Key trends for DeVry University are set forth below.

DeVry University

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018
New Students	2,616	2,825	2,359	2,439	2,627
% Change over Prior Year	(11.4)%	(17.7)%	(23.7)%	(3.5)%	3.2%
Total Students	18,853	19,287	18,385	17,859	17,936
% Change over Prior Year	(22.1)%	(21.4)%	(23.4)%	(22.3)%	(19.2)%

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
New Students	2,953	3,432	3,092	2,528	2,545	2,406
% Change over Prior Year	(26.2)%	14.3%	7.2%	(16.7)%	(14.3)%	(19.3)%
Total Students	24,213	24,540	24,015	22,994	22,192	20,691
% Change over Prior Year	(22.6)%	(22.9)%	(20.3)%	(21.6)%	(20.9)%	(21.9)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018
Total Coursetakers	7,442	7,915	7,488	7,602	7,299
% Change from Prior Year	(23.6)%	(22.0)%	(21.9)%	(20.4)%	(20.5)%

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
Total Coursetakers	9,742	10,146	9,589	9,553	9,185	8,469
% Change from Prior Year	(19.4)%	(21.6)%	(23.1)%	(22.8)%	(21.5)%	(21.7)%

DeVry University’s operating loss was $8.7 million in the third quarter of fiscal year 2018 compared to operating income of $3.3 million in the year-ago quarter. For the first nine months of fiscal year 2018, the operating loss was $63.9 million compared to operating income of $8.0 million in the year-ago period. In the third quarter and first nine months of fiscal year 2018, asset impairment charges of $5.7 million and $53.0 million, respectively, were recorded to write-down intangible assets, goodwill, and building and equipment to zero based on the fair market value of the DeVry University operations. In addition, restructuring expense, regulatory settlement expense, loss on assets held for sale and loss on sale of assets increased to $6.2 million in the third quarter of fiscal year 2018 compared to $5.0 million in the year-ago quarter, and decreased to $14.2 million in the first nine months of fiscal year 2018 compared to $17.6 million in the year-ago period. Excluding the impairment and special charges, operating income was $3.2 million in the third quarter of fiscal year 2018 compared to $8.3 million in the year-ago quarter, and operating income was $3.3 million in the first nine months of fiscal year 2018 compared to operating income of $25.6 million in the year-ago period. This decrease was the result of a decline in revenue resulting from the impact of lower total student enrollments, partially offset by cost savings. Total DeVry University expenses in the third quarter of fiscal year 2018, excluding special charges, decreased by $23.7 million, or 21.3%, compared to the year-ago quarter. For the first nine months of fiscal year 2018, these expenses decreased by $63.3 million, or 18.8%, compared to the year-ago period. These expense reductions at DeVry University offset approximately 82% and 74% of the lower revenue in the third quarter and first nine months of fiscal year 2018, respectively. DeVry University completed the closure of eight additional campus locations in the third quarter of fiscal year 2018.

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

The pattern of cash receipts during the year is seasonal. Adtalem’s cash collections on accounts receivable peak at the start of each institution’s term. Accounts receivable reach their lowest level at the end of each term, dropping to the lowest point at the end of December.

Adtalem’s consolidated cash balances of $265.3 million at March 31, 2018 included $229.2 million of cash attributable to Adtalem’s international operations. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, only cash held by the subsidiaries in Brazil will not be available for general company purposes. As of March 31, 2018, the cash balance attributable to operations in Brazil was $69.3 million. Management does not believe this policy will adversely affect Adtalem’s overall liquidity.

Financial Aid

Like other higher education institutions, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. Please see “Item 1A – Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on August 24, 2017, for a discussion of student financial aid related risks. Certain of these risks are updated in “Item 1A – Risk Factors” of this Quarterly Report on Form 10-Q.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. and Brazil. Like any other educational institution, Adtalem’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. A comprehensive program review of DeVry University was initiated in August 2014 and a final program review determination was received in February 2018. The final determination had no significant impact on the business, financial condition or results of operations of DeVry University or Adtalem. If ED determines that we have failed to demonstrate either financial responsibility or administrative capability in any pending program review, or otherwise determines that an institution has violated the terms of its Program Participation Agreement (“PPA”), we could be subject to sanctions including: fines, penalties, reimbursement for discharged loan obligations, a requirement to post a letter of credit, suspension or termination of our eligibility to participate in the Title IV programs.

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

In September 2017, ED completed the routine process of recertifying and updating the PPAs for all four Carrington College Office of Postsecondary Education Identification (“OPEID”) numbers. The Carrington College California OPEID was placed on a provisional PPA. The reason provided was the high Perkins loan cohort default rate, which was 33%. Because this rate was based on a very small cohort of six students, and Carrington College California is in the process of voluntarily liquidating their Perkins loan portfolio, we requested that ED reconsider the provisional PPA. ED responded by shortening the term of the provisional PPA, with its expiration moved from September 30, 2020 to September 30, 2018.

In October 2017, ED approved our request for AUC to maintain Title IV eligibility while temporarily operating its basic science instruction in the United Kingdom (“UK”), following the widespread damage in St. Maarten caused by Hurricane Irma. The provisional PPA providing this approval extends to September 30, 2019, encompassing the duration of time we expect to be operating in the UK.

In December 2017, ED approved our request for RUSM to maintain Title IV eligibility while temporarily operating its basic science instruction on a cruise ship docked in St. Kitts, following the widespread damage in Dominica caused by Hurricane Maria. The provisional PPA providing this approval extends to September 30, 2019. Beginning with the January 2018 semester, RUSM students are temporarily relocated to Knoxville, Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and to a satellite facility in St. Kitts while the Dominica campus is assessed for suitability for RUSM to return to serving students on the campus. Regulatory and accreditor approvals, including from ED, were finalized in March 2018.

ED regulations known as its “gainful employment” regulations (“GE”), which became effective July 1, 2015, define which private-sector programs prepare students for gainful employment in a recognized profession and are therefore eligible for Title IV funding. ED announced a negotiated rulemaking process on June 16, 2017 to substantially revise the GE regulations and held rulemaking sessions beginning December 2017 through March 2018. Although we cannot predict the timing and effective date of any future final regulations, ED has indicated an intention to publish a final rule in replacement of the current GE regulations by November 1, 2018, with an effective date of July 1, 2019.

Current GE regulations have three components:

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

Transparency: Institutions are required to make annual public disclosures regarding the performance and outcomes of their GE programs. The disclosures include information regarding program costs, median debt of all graduates and completion and placement rates and may include additional disclosure items in future periods.

The accountability measures typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year against the mean or median earnings of these graduates during the most recent calendar year prior to the conclusion of the measuring academic year. Thus, for the 2014-2015 academic year (the first measurement year under these regulations), the cohort includes graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014. ED obtained its graduate earnings data from the Social Security Administration. Debt burdens for students enrolled in programs that require an internship or residency prior to licensure, such as the medical doctor degrees offered by AUC and RUSM, are calculated from cohorts who completed their studies six and seven years prior to the measuring academic year.

Final accountability measures for the 2014-2015 academic year were released to institutions on January 8, 2017. The table below provides a summary of the percentage of total student enrollment at Adtalem Title IV-participating reporting segments and the DeVry University discontinued operations by GE program classification for each of our Title IV-participating reporting segments and discontinued operations, based on student enrollment as of March 31, 2018 (percentages may not add to 100 due to rounding). Adtalem provided required warnings in February 2017 to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility.

				Programs
	Passing	Zone	Failing	without a
Reporting Segment	Programs	Programs	Programs	Status (1)
Medical and Healthcare	94%	4%	0%	2%
U.S. Traditional Postsecondary	78%	14%	0%	7%
Discontinued Operations	60%	13%	3%	24%

(1) Programs without a Status include those without enough graduates to calculate a debt to earnings measure, or programs launched after the 2014-2015 measurement year.

The table below provides a summary of Title IV revenue (in thousands) by GE program classification at Adtalem Title IV-participating reporting segments and the DeVry University discontinued operations from programs impacted by GE based on the 2014-2015 academic year accountability measures.

	Zone Programs		Failing Programs
Reporting Segment	Fiscal Year 2017	Nine Months Ended 3/31/18	Fiscal Year 2017	Nine Months Ended 3/31/18
Medical and Healthcare	$75,000	$57,000	$-	$-
U.S. Traditional Postsecondary	$16,000	$10,000	$-	$-
Discontinued Operations (1)	$84,000	$43,000	$19,000	$5,000

(1)	Revenue from the programs for Discontinued Operations (DeVry University) is for the eight months ended February 28, 2018. Amounts through March 31, 2018 are not available because the current eight-week session is not complete as of this date and final revenue by program is not known.

Information regarding each of the programs affected by GE based on the 2014-2015 academic year measures, including the percentage of students enrolled in Adtalem Title IV-participating programs and a summary of adjustments and initiatives taken for each such program is set forth below:

Institution	Program	GE Status	Actions Implemented
Medical and Healthcare
Ross University of School of Veterinary Medicine	Doctor of Veterinary Medicine	Zone	Debt repayment under consideration
U.S. Traditional Postsecondary
Carrington College-California	Medical Administrative Assistant, Certificate	Zone	Tuition reduction effective August 2017
Carrington College-California	Medical Administrative Assistant, Associate	Fail	New student enrollment ceased; teach out completed in June 2017
Carrington College-California	Medical Assisting, Associate	Zone	Tuition reduction effective August 2017
Carrington College-California	Pharmacy Technology, Associate	Zone	Tuition reduction effective August 2017
Carrington College-California	Veterinary Technology, Associate	Zone	Developing new program
Carrington College-California	Criminal Justice, Associate	Zone	Tuition reduction effective August 2017
Carrington College-Phoenix	Massage Therapy, Certificate	Zone	Tuition reduction effective October 2017
Carrington College-Boise	Massage Therapy, Certificate	Zone	Tuition reduction effective August 2017
Carrington College-Boise	Dental Assisting, Associate	Fail	New student enrollment ceased; teach out completed in February 2017
Carrington College-Boise	Medical Assisting, Associate	Fail	New student enrollment ceased; teach out completed in June 2017
Discontinued Operations
DeVry University	Associate Electronics & Computer Technology	Zone	Tuition reduction effective July 1, 2017
DeVry University	Associate Health Information Technology	Fail	Tuition reduction effective July 1, 2017
DeVry University	Associate Accounting	Fail	New student enrollment ceased in November 2016; existing students completing program
DeVry University	Associate Web Graphics Design	Fail	New student enrollment ceased in November 2016; existing students completing program
DeVry University	Bachelor Business Administration	Zone	Counseling students into lower cost programs
DeVry University	Bachelor Multimedia Design & Development	Zone	Tuition reduction effective July 1, 2017; created stackable certificate program to permit earnings increase prior to graduation and lower resulting indebtedness

Management is closely monitoring ED’s negotiated rulemaking process and, based on draft regulatory summaries released by ED during negotiating sessions, believes that the GE regulations will be substantially revised to eliminate loss of Title IV eligibility as a GE sanction or adjust it for graduate programs. Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years. This is possible notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.2% for fiscal year 2014, the latest 3-year cohort period for which official data is available). If the GE regulations and guidance are not changed prior to 2019 and RUSVM’s veterinary program is determined by ED to be in the zone for the 2015-2016 and 2016-2017 academic years, RUSVM would be required to issue warnings to students as early as 2019 that Title IV funding may no longer be available to students attending RUSVM. Management may seek to reduce RUSVM student indebtedness for the 2017-2018 academic year to avoid a zone determination for that academic year in the event a favorable outcome from the current rulemaking process is not anticipated. If the GE rule is unchanged and RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid as early as the beginning of 2020, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.

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

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its six Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third party review report that has been made publicly available, its institutions have met this lower threshold for fiscal year 2017. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new level of public accountability.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $1.0 million, $4.8 million and $1.3 million was held in restricted bank accounts at March 31, 2018, June 30, 2017 and March 31, 2017, respectively.

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Nine Months Ended March 31,
	2018	2017
Net Income from Continuing Operations	$11,455	$69,552
Non-cash Items	124,250	95,368
Changes in Assets and Liabilities	12,303	(30,095)
Net Cash Provided by Operating Activities-Continuing Operations	$148,008	$134,825

Cash generated from continuing operations in the first nine months of fiscal year 2018 was $148.0 million compared to $134.8 million in the year-ago period. Net income from continuing operations decreased by $58.1 million in the first nine months of fiscal year 2018 compared to the year-ago period. The primary driver of this decrease was an increase in income tax expense of $101.2 million from the implementation of the Tax Act, partially offset by the decrease in regulatory settlements of $52.2 million. The increase in non-cash items in the first nine months of fiscal year 2018 compared to the year-ago period was the result of the following:

•	An increase of $26.0 million in depreciation and write-offs of building, building improvements, leasehold improvements, furniture and equipment. This was the result of recording a $29.9 million impairment charge at AUC and RUSM from Hurricanes Irma and Maria, respectively, in the first nine months of fiscal year 2018. These charges were partially offset by $1.5 million of reduced depreciation on the impaired assets.
•	A decrease of $1.8 million in stock-based compensation expense resulting from workforce reductions.
•	A decrease of $1.2 million in amortization expense of intangible assets.
•	A change of $6.0 million in the deferred income tax provision related to the timing of deductions.

Changes in Assets and Liabilities from June 30, 2017 consisted of the following:

•	The increase in cash flows in the first nine months of fiscal year 2018 due to changes in net prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable was $59.8 million more than the combined change in the year-ago period driven by a $96.3 million accrual for income taxes related to implementation of the Tax Act. This was offset by a $21.6 million receivable for insurance proceeds related to Hurricanes Irma and Maria within Prepaid Expenses and Other Current Assets. Other offsets result in changes from the timing of the period-end relative to Adtalem’s payroll and bill payment cycles.

•	The decrease in cash flows in the first nine months of fiscal year 2018 in combined accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $17.4 million more than the combined change in the year-ago period. The main drivers of this change were a higher receivable balance at Adtalem Brazil from higher levels of self-pay students resulting from changes in the FIES program and from an increase in the short-term FIES receivable balances. In addition, student receivable balances at Chamberlain increased due to higher enrollment and the student receivable balance at the medical schools increased due to hurricane related delays in receiving federal financial aid funds. A significant portion of these funds were subsequently collected in April 2018. The remainder will be collected in May 2018. The accounts receivable increases were partially offset by lower receivable balances at Becker driven by lower revenue.

Cash Used in Investing Activities

Capital expenditures in the first nine months of fiscal year 2018 were $52.7 million compared to $29.6 million in the year-ago period. The increase in capital expenditures reflects increased investments at Adtalem Brazil and Chamberlain, in addition to $7.4 million in hurricane-related spending to repair the AUC and RUSM campuses.

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

On February 5, 2018, Adtalem completed the acquisition of a majority interest in EduPristine. Under the terms of the agreement, Adtalem agreed to pay approximately $3.2 million in cash, in exchange for stock of EduPristine, increasing Adtalem’s ownership share from 36% to 64%. This ownership percentage was increased to 69% with an additional equity investment of $1.3 million in March 2018. The payments for these additional investments were made in the third quarter of fiscal year 2018. EduPristine is a training provider in India in the areas of finance, accounting, analytics, marketing and healthcare. The acquisition furthers Adtalem’s global growth strategy into professional education.

On November 1, 2017, Adtalem Brazil completed the acquisition of São Judas Tadeu (“SJT”). Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $6.0 million in cash, in exchange for 100% of the stock of SJT. Approximately $1.0 million of payments were made in the second quarter of fiscal year 2018, with additional aggregate payments of approximately $5.0 million required over the succeeding four years. Located in São Paulo, SJT offers medical doctor specialty test preparation and currently serves approximately 2,700 students. The acquisition of SJT adds a new product offering to Adtalem Brazil’s test preparation business.

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

Cash (Used in) Provided by Financing Activities

Historically, Adtalem has produced positive cash flows from operating activities sufficient to fund the delivery of its educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, as of March 31, 2018, Adtalem maintained a $400 million revolving line of credit which could be expanded to $550 million subject to bank approval. This revolving line of credit was replaced in April 2018 with a new $600 million credit facility (see “Revolving Credit Facility” discussion below). For the first nine months of fiscal year 2018, cash flows from operating activities, including DeVry University, were $183.3 million, which was sufficient to fund $52.7 million of capital investment, repurchase $111.6 million in common stock and repay $5.0 million under the revolving credit facility. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, beginning in the third quarter of fiscal year 2018, cash held by all foreign subsidiaries except those in Brazil is available for general company purposes. The cash held in Brazil along with future cash flows from operating activities is sufficient to fund the Adtalem Brazil operations.

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

Revolving Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015 which expires on March 31, 2020. The revolving credit agreement (as amended, the “Credit Agreement”) provides for a multi-currency revolving credit facility in the amount of $400 million (the “Aggregate Commitment”) with availability in currencies other than U.S. dollars of up to $200 million. Subject to certain conditions set forth in the Credit Agreement, the Aggregate Commitment may be increased up to $550 million. On October 4, 2016, Adtalem entered into a First Amendment to Credit Agreement, which amends the Aggregate Commitment to increase the amount available for letters of credit from $50 million to $100 million. Adtalem may select interest rates for borrowings under the Credit Agreement equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 2% to 3% for Eurocurrency Rate Loans and from 1% to 2% for Base Rate Loans. As of March 31, 2018, June 30, 2017 and March 31, 2017, Adtalem borrowings under this agreement were $120 million, $125 million and $120 million, respectively, with a weighted average interest rate of 3.70%, 3.18% and 3.45%, respectively. There are no required principal payments under the Credit Agreement and all borrowings and letters of credit mature on March 31, 2020. As a result of the agreement extending beyond one year, the borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date, if any. Adtalem letters of credit outstanding under this agreement were $68.4 million as of March 31, 2018 and $68.5 million as of each of June 30, 2017 and March 31, 2017. Of this amount, $68.4 million was posted in the second quarter of fiscal year 2017 in relation to the ED Settlement (see “Note: 3 Regulatory Settlements”). Upon the close of the sale of DeVry University (see “Note 2: Discontinued Operations and Assets Held for Sale”), Adtalem will continue to post this letter of credit on behalf of DeVry University. As of March 31, 2018, Adtalem is charged an annual fee equal to 2.0% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.35% of the undrawn portion of the credit facility as of March 31, 2018. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of March 31, 2018.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for the borrowings under the revolving credit facility.

On April 13, 2018, Adtalem replaced the existing revolving credit facility and Credit Agreement with a new credit facility. The new credit facility provides for (1) a $300 million revolving facility with a maturity date of April 13, 2023 and (2) a $300 million senior secured Term B loan (the “Term B Commitment”) with a maturity date of April 13, 2025. The $300 million of proceeds received from the Term B Commitment were used to repay the existing credit facility balance of $140 million, pay transaction costs of $8.4 million associated with the new credit facility and retain the remaining $151.6 million to fund the balance sheet for general corporate purposes. As of the date of this Quarterly Report on Form 10-Q, there have not been any draws on the new revolving facility. The $68.4 million of outstanding letters of credit remains unchanged, resulting in the undrawn amount under the revolving facility of $231.6 million as of April 13, 2018.

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

Adtalem recorded a provisional liability of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, pursuant to the Tax Act. This amount is payable over eight years, with the first installment of $7.7 million due on September 15, 2018. See “Note 12: Income Taxes” to the Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director or other affiliated person. Adtalem has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. Adtalem did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first nine months of fiscal year 2018. Adtalem had no open derivative positions at March 31, 2018.

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

The financial position and results of operations of Adtalem Brazil operations are measured using the Brazilian Real as the functional currency. Adtalem Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, Adtalem does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 27.4% of Adtalem’s overall assets, and its Brazilian liabilities constitute 10.2% of overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. Over the first nine months of fiscal year 2018, the value has remained fairly steady. Based upon the current value of the net assets in Adtalem Brazil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $16.0 million. For the first nine months of fiscal year 2018, the higher value of the Brazilian Real also resulted in higher U.S. translated revenue compared to the year-ago period.

The interest rate on Adtalem’s revolving credit facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. At March 31, 2018, Adtalem had $120 million in outstanding borrowings under this facility with a weighted average interest rate of 3.70%. Based upon borrowings of $120 million, a 100 basis point increase in short-term interest rates would result in $1.2 million of additional annual interest expense.

Adtalem’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, as discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the subsection “Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q, the Adtalem Brazil FIES accounts receivable balance has remained elevated due to changes in government funding of the program. As of March 31, 2018, the FIES accounts receivable balance is $34.5 million compared to $43.4 million at March 31, 2017. The FIES funding for calendar year 2015 accounts for $15.1 million of the total outstanding FIES balance. In January 2016, Adtalem Brazil entered into a repayment agreement with the Brazilian government pursuant to which these 2015 funds will be paid in annual installments over three years. The first and second installments of $7.2 million and $6.8 million were received by Adtalem Brazil on July 1, 2016 and July 3, 2017, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first nine months of fiscal year 2018 that materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

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

Our effective tax rate could be subject to volatility or be adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. For example, as a consequence of the newly enacted Tax Cuts and Jobs Act (the “Tax Act”), foreign earnings are now deemed to be repatriated resulting in a higher effective tax rate for our fiscal year ending June 30, 2018. In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. To address the impact of the recent U.S. tax law changes, we recorded a provisional tax amount of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, payable over eight years; $2.5 million to record the impact of the reduction in tax rates on our net deferred tax asset position; and $2.7 million for state income and foreign withholding taxes on undistributed foreign earnings that are no longer intended to be indefinitely reinvested in foreign operations. The provisional tax amounts recorded are based on our reasonable estimate until we fully complete our assessment and we may need additional information to complete our assessment. We are still evaluating the tax provisions related to Global Intangible Low-Taxed Income (“GILTI”) and we have not made a policy election on how to account for the GILTI provisions of the Tax Act as allowed by the U.S. Generally Accepted Accounting Principles. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. In addition, the recent U.S. tax law changes are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as Treasury Department and/or Internal Revenue Service and this could change the provisional tax liability or the accounting treatment of the provisional tax liability based on updated guidance and interpretations. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Tax Act is payable by us over a period of up to eight years. As a result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full. In addition, Adtalem has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, which expires in fiscal year 2020, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents and royalties. If this law is not extended, or a similar law adopted, our consolidated tax provision would be impacted beginning in our fiscal year 2021, and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

Our goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by risks and uncertainties.

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If Adtalem’s market capitalization were to remain below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of the Adtalem reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. At March 31, 2018, intangible assets from business combinations totaled $405.3 million and goodwill totaled $845.8 million. Together, these assets equaled approximately 55% of total assets as of such date. If Adtalem’s business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring possible write-off of up to $405.3 million of intangible assets and up to $845.8 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2018	119,689	$45.11	119,689	$173,423,116
February 2018	100,026	$46.48	100,026	$168,774,180
March 2018	173,743	$48.35	173,743	$160,374,238
Total	393,458	$46.89	393,458	$160,374,238

(1) On February 16, 2017, the Board of Directors of Adtalem authorized a share repurchase program to buy back up to $300 million of Adtalem common stock through December 31, 2020. The total remaining authorization under this share repurchase program was $160,374,238 as of March 31, 2018.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	-	$-	NA	NA
February 2018	8,012	$45.84	NA	NA
March 2018	4,399	$49.59	NA	NA
Total	12,411	$47.17	NA	NA

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

Date: May 3, 2018
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

