Form 10-K
period 2018-06-30
Adtalem Global Education Inc.
filed 2018-08-24
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number: 1-13988

Adtalem Global Education Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 WEST MONROE STREET	60661
CHICAGO, ILLINOIS	(Zip Code)
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

December 31, 2017 - $2,499,169,661

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. August 16, 2018 – 59,931,000 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2018, are incorporated into Part III of this Form 10-K to the extent stated herein.

ADTALEM GLOBAL EDUCATION INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2018

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including those that affect Adtalem Global Education Inc.’s (“Adtalem”) expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as Adtalem or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “plans,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect Adtalem’s results are described more fully in “Item 1A – Risk Factors,” in the subsections of “Item 1 – Business” entitled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Seasonality,” and “Employees,” and in the subsection of “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations,” entitled “Liquidity and Capital Resources.” The forward-looking statements should be considered in the context of the risk factors referred to above and discussed elsewhere in this Form 10-K. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission (“SEC”), we are not under any obligation to update any forward-looking information—whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

PART I

ITEM 1 – BUSINESS

OVERVIEW OF ADTALEM GLOBAL EDUCATION INC.

Adtalem was incorporated under the laws of the State of Delaware in August 1987. Adtalem’s executive offices are located at 500 West Monroe Street, Chicago, Illinois, 60661, and the telephone number is (630) 515-7700. “Adtalem” refers to Adtalem Global Education Inc. alone or with its subsidiaries, as the context requires. When this report uses the words “we,” “us” or “our,” it refers to Adtalem and its subsidiaries unless the context otherwise requires.

Adtalem is a global provider of educational services. The purpose of Adtalem is to empower students to achieve their goals, find success and make inspiring contributions to our global community. Adtalem’s institutions and companies offer a wide array of programs in healthcare, technology, business, accounting, finance and law.

Adtalem’s vision is to create a dynamic global community of life-long learners who improve the world. Adtalem’s goal is to create value for society and its stakeholders by offering responsive educational programs that are supported by exceptional services to its students, and delivered with integrity and accountability. Towards this vision, Adtalem is proud to play a vital role in expanding access to higher education along with other institutions in the public, independent and private sectors.

Adtalem will continue to strive to achieve superior student outcomes by providing quality education and student services; growing and diversifying into new program areas and geographies; and building quality brands and the infrastructure necessary to compete in an increasingly competitive global market.

On December 4, 2017, Adtalem entered into a Stock Purchase Agreement (“Purchase Agreement”), pursuant to which Adtalem agreed to sell DeVry University to Cogswell Education, LLC (“Cogswell”). Subject to the terms and conditions of the Purchase Agreement, Adtalem will sell all of the outstanding equity interests of DeVry University, Inc. and DeVry/New York Inc. (collectively “DeVry University”) to Cogswell for de minimis consideration. To support DeVry University’s future success, Adtalem has committed to transferring DeVry University with a minimum working capital balance of $7.5 million at the closing date. The Purchase Agreement includes an earn-out entitling Adtalem to payments of up to $20 million paid over a ten-year period based on DeVry University’s free cash flow.

On June 28, 2018, Adtalem entered into a Membership Interest Purchase Agreement (“MIPA”), pursuant to which Adtalem agreed to sell U.S. Education Holdings LLC (d/b/a Carrington College (“Carrington”)) to San Joaquin Valley College, Inc. (“SJVC”). Subject to the terms and conditions of the MIPA, Adtalem will sell all of the outstanding equity interests of U.S. Education Holdings LLC and its subsidiaries for de minimis consideration. To support Carrington’s future success, Adtalem has agreed to make a capital contribution of $11.5 million to Carrington, subject to adjustment based on an agreed working capital balance at the closing date.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we are classifying the DeVry University and Carrington entities as “Held for Sale” and “Discontinued Operations” as of June 30, 2018. As a result, all financial results, disclosures and discussions of continuing operations in this Annual Report on Form 10-K exclude DeVry University and Carrington operations unless the context requires continued disclosure.

Adtalem operates three reporting segments: Medical and Healthcare, Professional Education and Technology and Business. Financial and descriptive information about Adtalem’s reporting segments is presented in “Note 16: Segment Information” to the Consolidated Financial Statements in Item 8 of this Form 10-K. These segments are highlighted below. Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years.

Medical and Healthcare

Chamberlain University (“Chamberlain”), formerly Deaconess College of Nursing, was founded in 1889 and acquired by Adtalem in 2005. In May 2017, Chamberlain College of Nursing broadened its reach in healthcare education through the establishment of Chamberlain University, and now offers its programs through its College of Nursing and College of Health Professions. Nursing degree offerings include a Bachelor of Science in Nursing (“BSN”) degree (including both the onsite three-year BSN and the online Registered Nurse (“RN”) to BSN Degree Completion Option (“RN-to-BSN”)), an online Master of Science in Nursing (“MSN”) degree, including Family Nurse Practitioner (“FNP”), and the Doctor of Nursing Practice (“DNP”) degree, which is also offered online.

In fiscal year 2017, Chamberlain received approval to launch an online Master of Public Health (“MPH”) degree program through its College of Health Professions. MPH classes started in July 2017.

Eleven of Chamberlain’s 21 campuses are co-located with DeVry University and other Adtalem operations. The most recently established Chamberlain campus is located on the Ochsner Medical Center campus in New Orleans. Chamberlain had 28,037 students enrolled in the July 2018 term, an increase of 4.6% over the prior year.

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

Chamberlain’s pre-licensure BSN degree is an onsite baccalaureate program. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to the typical four-year BSN program with summer breaks. During calendar year 2017, Chamberlain pre-licensure BSN students who completed the National Council Licensure Examination (“NCLEX”) had an overall pass rate of 84%.

Students who already have achieved RN designation through a diploma or associate degree can complete their BSN degree online through Chamberlain’s RN-to-BSN completion option in three semesters of full-time study, although most students enroll part-time while they continue working as nurses.

The online MSN degree program offers four non-direct-care specialty tracks: Educator, Executive, Informatics and Healthcare Policy. These programs require 36 credit hours and are designed to be completed in approximately two years of part-time study. Chamberlain also offers a direct-care FNP track. This program requires 45 credit hours along with 650 lab and clinical hours and is designed to be completed in two and a half years of part-time study.

The online DNP degree program is based on the eight essentials of doctoral education outlined by the American Association of Colleges of Nursing (“AACN”). The DNP program is designed for nurses seeking a terminal degree in nursing and offers an alternative to research-focused Ph.D. programs. The Chamberlain DNP program offers a Healthcare Systems Leadership track. The program requires 32 to 40 credit hours along with 512 to 1,024 clinical practicum hours. The program can be completed in five to six semesters of study.

Chamberlain’s College of Health Professions MPH degree program focuses on preparing students to become public health practitioners to work with communities and populations globally to promote healthy communities, and to prevent community health problems such as disease, poverty, health access disparities and violence through interdisciplinary coursework.

Medical and Veterinary Schools includes three institutions:

•	American University of the Caribbean School of Medicine (“AUC”) confers the Doctor of Medicine (“M.D.”) degree;
•	Ross University School of Medicine (“RUSM”) confers the M.D. degree; and
•	Ross University School of Veterinary Medicine (“RUSVM”) confers the Doctor of Veterinary Medicine (“D.V.M.”) degree. Through its Postgraduate Studies Program, RUSVM also offers Master of Science (“MSc”) and Doctoral (“Ph.D.”) degrees.

Together, the three schools along with the Medical Education Readiness Program (“MERP”) and the Veterinary Preparation Program had 5,556 students enrolled in the May 2018 semester, a 1.2% increase compared to the same term last year.

AUC was founded in 1978 and acquired by Adtalem in August 2011. AUC is located in St. Maarten and has graduated over 6,900 physicians since inception. The mission of AUC is to provide an excellent medical education to qualified students of diverse backgrounds. This is accomplished in an atmosphere of academic integrity and scholarship, which fosters the highest standards in professional ethics and competence.

RUSM, which was founded in 1978, and acquired by Adtalem in May 2003, provides medical education. As of June 30, 2018, RUSM is operating in Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and an additional facility on the island of St. Kitts. RUSM’s original campus, located in the country of Dominica, was severely damaged by Hurricane Maria in September 2017, and RUSM was unable to continue operations on the island. RUSM’s Internal Medicine Foundation program resides in Miramar, Florida. RUSM has graduated more than 13,000 physicians. The mission of RUSM is to prepare highly dedicated students to become effective, successful physicians. RUSM seeks to accomplish this by focusing on imparting the knowledge, skills and values required for its students to establish a successful and satisfying career as a physician.

On August 3, 2018, Adtalem announced plans to relocate RUSM to Barbados from its temporary location in Knoxville, Tennessee at facilities owned by LMU and a facility on St. Kitts. Academic facilities will be located in Bridgetown. Student housing will be located close to academic facilities in the parish of Christ Church at an existing housing community and will include amenities, student services and convenient transportation to campus. It is expected that students will begin the January 2019 semester in Barbados, pending final regulatory approval from the U.S. Department of Education (“ED”).

AUC’s and RUSM’s respective medical education programs are comparable to the educational programs offered at U.S. medical schools as evidenced by student performance on the U.S. Medical Licensing Examination (“USMLE”) tests and residency placement. AUC’s and RUSM’s programs consist of three academic semesters per year, which begin in January, May and September, allowing students to complete their basic science instruction in less time than they would in a U.S. medical school. The programs provide a generalist medical education and the foundation for post graduate specialty training, which is primarily completed in residencies in the U.S.

Initially, AUC and RUSM students complete a program of concentrated study of medical sciences in modern classrooms and laboratories, with AUC’s campus located in St. Maarten and RUSM’s campus located at LMU (until December 2018 and then in Barbados starting in January 2019, pending final regulatory approval from ED). After medical school students sit for Step 1 of the USMLE, which assesses whether students understand and can apply scientific concepts that are basic to the practice of medicine, they complete the remainder of their program by participating in clinical rotations under AUC and RUSM direction, and conducted at approximately 50 affiliated teaching hospitals or medical centers affiliated with accredited medical education programs in the U.S., Canada and the United Kingdom.

MERP assists prospective AUC and RUSM students in building the academic foundation they need to be successful in medical school and to achieve their goals of becoming physicians.

RUSVM, which was founded in 1982 and acquired by Adtalem in May 2003, provides veterinary education. RUSVM is one of 49 American Veterinary Medical Association (“AVMA”) accredited veterinary education institutions in the world. RUSVM is located on St. Kitts and has graduated more than 5,000 veterinarians to date. The mission of RUSVM is to provide the best learning environment to prepare students to become members and leaders of the worldwide public and professional healthcare team, advancing human and animal health through research and knowledge exchange.

The RUSVM program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. RUSVM students complete a seven-semester pre-clinical curriculum at a campus on St. Kitts. After completing their pre-clinical curriculum, RUSVM students enter a clinical clerkship lasting approximately 45 weeks under RUSVM direction at one of more than 20 affiliated U.S. Colleges of Veterinary Medicine as well as international affiliates in Canada, Australia, Ireland, New Zealand and the United Kingdom.

RUSVM offers a one semester Veterinary Preparatory program designed to enhance the preclinical science knowledge and study skills that are critical to success in veterinary school. It is structured to prepare students for success at RUSVM.

Professional Education

Association of Certified Anti-Money Laundering Specialists (“ACAMS”), founded in 2001 and acquired by Adtalem in July 2016, is the largest international membership organization dedicated to enhancing the knowledge, skills and expertise of anti-money laundering (“AML”) and financial crime detection and prevention professionals. ACAMS has more than 65,000 members in 175 countries. Members include representatives from a wide range of financial institutions, regulatory bodies, law enforcement agencies and industry sectors. ACAMS further expands Adtalem’s professional education offerings into AML and financial crimes prevention training, conferences and certification.

ACAMS’ main products include membership service, Certified Anti-Money Laundering Specialist (“CAMS”) certification, conferences, risk assessment, training and publications. The CAMS credential and ACAMS advanced certifications like CAMS-Audit and CAMS-FCI (Financial Crimes Investigation) are recognized as industry-leading in AML certifications worldwide.

Becker Professional Education (“Becker”), founded in 1957 as Becker CPA Review and acquired by Adtalem in 1996, is a global leader in professional education serving the accounting, finance and healthcare professions. Becker prepares candidates for the Certified Public Accountant (“CPA”), Certified Management Accountant (“CMA”) and USMLE certification examinations and offers continuing professional education programs and seminars. Classes are taught online and live across the U.S. and in approximately 35 foreign countries; classes are taught directly by Becker and through licensed affiliates. Nearly one million candidates have prepared for the Uniform CPA Examination (“CPA exam”) using Becker’s CPA Exam Review Course.

The CPA exam is prepared and administered by the American Institute of Certified Public Accountants (“AICPA”). The CPA exam is only offered in a computer-based, on-demand, four-part format for eight months of the year. In addition to successfully passing the four-part exam, CPA candidates must also meet educational, work experience and other requirements specific to the state or jurisdiction in which they intend to be licensed to practice.

Through its CPA exam review courses, Becker served approximately 40,000 students in fiscal year 2018. Becker is the industry leader in providing CPA exam review services and has been preparing candidates to pass the CPA exam for over 60 years. Since 2005, when the AICPA began to share national results, 85 percent or more of Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker.

To better meet the demands of today’s busy professionals, Becker’s classes are offered in two formats: live and self-study. The self-study product is interactive and offers the same instructor-led lectures and materials available in the live classroom courses. Becker provides access to online academic support with highly targeted answers to specific questions.

Becker also offers continuing professional education and training programs in the fields of accounting and finance to help individuals and organizations achieve superior performance through professional development. In addition, Becker Healthcare provides comprehensive review programs for today’s physicians in training in preparation for passing the USMLE, which is required for physicians with an M.D. degree to practice medicine in the U.S.

EduPristine was founded in 2008 and is based in Mumbai, India. Adtalem completed its acquisition of a 69 percent ownership interest in EduPristine in March 2018. EduPristine is a professional education provider in India in the areas of finance, accounting, analytics, marketing and healthcare. EduPristine furthers Adtalem’s global growth strategy into professional education.

Technology and Business

Adtalem Education of Brazil (“Adtalem Brazil”) was established in 2001 and is based in São Paulo. Adtalem completed its acquisition of a majority stake in Adtalem Brazil in April 2009 and currently maintains a 97.9 percent ownership interest in Adtalem Brazil. The vision of Adtalem Brazil is to become one of the leading Brazilian educational groups, recognized for high quality and innovation, offering international academic standards and focused on the professional success of its students. Adtalem Brazil is currently comprised of 15 institutions. These institutions operate under three brand names, Wyden Educational (“Wyden”), Ibmec and Damasio:

Wyden Institutions:

•	Centro Universitário Unifanor (“UniFanor”)
•	Faculdade Ruy Barbosa (“Ruy Barbosa”)
•	Faculdade ÁREA1 (“AREA1”)
•	Centro Universitário Boa Viagem (“UniFBV”)
•	Centro Universitário Vale do Ipojuca (“UniFavip”)
•	Faculdade Diferencial Integral (“Facid”)
•	Faculdade Internacional de São Luis (“Sao Luis”)
•	Faculdade Boa Viagem (“Joao Pessoa”)
•	Faculdade Martha Falcão (“FMF”)
•	Faculdade Ideal (“Faci”)
•	Faculdade de Imperatriz (“Facimp”)
•	Centro Universitário Metrocamp (“UniMetrocamp”)

Ibmec Institution:

•	Grupo Ibmec Educacional S.A. (“Grupo Ibmec”)

Damasio Institutions:

•	Damásio Educacional (“Damasio”)
•	São Judas Tadeu (“SJT”)

Adtalem Brazil’s institutions offer undergraduate and graduate programs primarily focused in technology, engineering, business, management, medical, healthcare and law. In addition, Damasio offers legal bar exam review courses, review courses for tests required for diplomatic careers in Brazil and medical exam review courses. These institutions operate 22 locations located in 12 states in Northeast, North and Southeast Brazil. Adtalem Brazil also operates over 200 distance learning centers throughout Brazil under Damasio’s franchise agreements. Adtalem Brazil serves more than 75,000 students in undergraduate and graduate programs and also serves more than 30,000 test preparation students.

Adtalem Brazil has agreed to transfer ownership of the Sao Luis and Joao Pessoa institutions to third parties for minimal consideration. The transfers are expected to close in the first half of fiscal year 2019. Assets of both institutions have been written down to estimated fair value which resulted in a $1.2 million loss recorded in the fourth quarter of fiscal year 2018. These institutions each operated single campuses serving approximately 1,500 students in total.

DEGREE ENROLLMENTS

The following table provides the percentage of enrollment by degree for Adtalem’s postsecondary educational institutions, excluding DeVry University, Carrington and Adtalem Brazil.

	Percent of Enrollment by Degree
	Fall	Fall
	2017	2016
Bachelor's	57%	59%
Master's	27%	23%
Doctoral	16%	18%

MARKET TRENDS AND COMPETITION

Medical and Healthcare

Chamberlain

Chamberlain competes in the U.S. nursing education market, which has more than 1,800 programs leading to RN licensure. These include four-year educational institutions, two-year community colleges, and diploma schools of nursing. The market consists of two distinct segments: pre-licensure nursing programs that prepare students to take the NCLEX-RN licensure exam and post-licensure nursing programs that allow existing RNs to advance their education. Nursing constitutes the largest occupation in healthcare in the U.S., with 2.8 million RNs in 2016, according to the Bureau of Labor Statistics. The Bureau of Labor Statistics reports that employment of RNs is expected to grow 15% from 2016 to 2026, faster than the average employment growth rate for all occupations.

In the pre-licensure nursing market, enrollment caps and limited new student enrollment periods are common among traditional four-year education institutions and community colleges. Despite the long-term need for nurses, institutions are not increasing educational capacity to keep up with demand. According to AACN, U.S. nursing schools turned away 56,397 qualified applicants from baccalaureate nursing programs in 2017 due to budget constraints and an insufficient number of faculty, clinical sites, classroom space and clinical preceptors. In addition, demand for BSN degrees is impacted by the Institute of Medicine’s recommendation and the American Nurses Credentialing Center Magnet designation criteria that require hospitals to employ or have a plan to employ at least 80% BSN nurses.

In post-licensure nursing education, there are over 600 institutions offering RN-to-BSN programs and over 500 institutions offering master’s degrees in nursing. Chamberlain’s RN-to-BSN degree completion option has received two Quality Matters Certifications for Online Learning Support and Online Teaching Support. Chamberlain’s RN-to-BSN degree completion option is offered in 50 states. The MSN degree program is offered in 50 states and its FNP Specialty Track is offered in 44 states. As of July, 2018, Chamberlain offers its DNP and MPH programs in 48 states.

Medical and Veterinary Schools

AUC and RUSM compete with approximately 145 accredited U.S. schools of medicine, 33 U.S. colleges of osteopathic medicine and 40 Caribbean medical schools as well as with international medical schools recruiting U.S. students who may be eligible to receive funding from ED Title IV programs. RUSVM competes with AVMA accredited schools, of which 30 are U.S.-based, 5 are Canadian and 14 are other international veterinary schools.

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

For the 2017-2018 academic year, the Association of American Medical Colleges (“AAMC”) reported 51,680 U.S. medical school applicants, a 2.6% decrease from the prior year. Of these applicants, 21,338 enrolled, a 1.5% increase over the prior year.

For the 2017-2018 academic year, the American Association of Colleges of Osteopathic Medicine Application Service (“AACOMAS”) reported 20,836 applicants to U.S. colleges of osteopathic medicine, a 0.6% increase over the prior year. The number of Commission on Osteopathic College Accreditation approved seats of 7,317 increased 11% over the prior year.

For the 2017-2018 academic year, the Association of American Veterinary Medicine Colleges (“AAVMC”) received 7,507 applicants, a 6.1% increase over the prior year, for the approximately 4,200 seats available at AAVMC institutional members (U.S. and international). The number of available seats increased approximately 2% over the prior year.

According to the AAMC Center for Workforce Studies, in a March 2018 analysis, projected physician demand will continue to grow faster than supply, leading to a projected total physician shortfall of between 42,600 and 131,300 physicians by 2030. The shortfall ranges from 39,500 to 90,700 physicians in 2025, and it is projected to increase significantly by 2030.

There has been some recent expansion in the U.S. medical education and veterinary education enrollment capacities because of the growing supply/demand imbalance for medical doctors. Despite this expansion, management believes the imbalance will continue to spur demand for medical and veterinary education.

Professional Education

ACAMS

Money laundering and the financing of terrorism are financial crimes with significant economic effects. The United Nations Office on Drug and Crime estimates that in one year 2-5% of global GDP, or $1.6 to $4 trillion, is laundered globally. Money laundering can occur in various forms including corruption, drug trafficking, tax evasion and cybercrime. AML is the set of procedures, laws and regulations designed to combat the practice of generating income through illegal actions. Professionals who need effective AML procedures include financial institutions, insurers, asset managers, lawyers, broker-dealers, private equity firms, consultants, law enforcement and credit institutions. This training protects companies against various costs such as financial penalties from regulatory bodies, personal liability, financial action from shareholders or employees and reputational damage.

There are approximately 1.6 million AML industry individuals in the various market segments, with individuals outside of the U.S. representing approximately 1.1million, or 70 percent of the addressable market. Organizations training methods are met by third-party training, internally developed training or informal training. Regulators are pressuring companies to develop higher standards and to maintain these standards. Due to frequent regulatory changes, internal training is being supplemented with third-party developed training programs to meet higher regulatory standards. ACAMS is the largest AML certifier and is recognized as an industry leader in AML credentialing.

According to a survey completed by Dow Jones in 2015, the top three memberships with which professionals associate are ACAMS, American Bankers Association and Association of Certified Fraud Examiners. Over 38,000 professionals have received the CAMS designation, which is completed by passing the ACAMS CAMS certification examination as a qualified applicant. Two of the top read industry publications are ACAMS Today and ACAMS moneylaundering.com. ACAMS is also a leader in the industry in conference attendance. Conferences and seminars are held in 23 countries annually serving approximately 10,000 attendees.

Becker

In 2016, the AICPA reported that there were approximately 80,000 accounting graduates combined across bachelor’s and master’s degree candidates and in 2017, approximately 39,000 new candidates began the CPA exam. The number of accounting graduates and first-time CPA exam test takers has increased modestly (1-2% annually) on average over the last 10 years; the number of test-takers may fluctuate in specific years based on the timing of student demand and exam changes. Employment of accounting graduates at U.S. public accounting firms, a key driver of CPA demand, has been relatively flat over the same timeframe, although specific years have varied in line with overall U.S. economic cycles and recession periods.

Becker competes with other purveyors of exam preparation, including courses offered by colleges, universities and other public and private training companies. Consumer preference in exam preparation modality has increasingly evolved from live delivery to online and self-study, which has driven Becker to increase focus on stand-alone product quality, pricing, accessibility and service to students and partners.

Becker management believes that in addition to its 60-plus year history and track record of successful student achievement on the CPA exam, it has advantages over competitors that include:

•	Extensive, continuously updated and fully integrated review and practice test materials;
•	Experienced, highly qualified instructors for each of the areas of specialty included in the exam including industry renowned accounting experts;
•	Courses available in live and self-study to meet candidate needs for flexibility and control; and
•	Practice simulations and software functionality, similar to those used in the actual exam

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

Brazil has the largest private higher education market in Latin America, which until recently was highly fragmented. Within the last several years, private equity firms and international educational groups have been investing in the country’s education institutions resulting in consolidation of the market. Private higher education institutions can be divided into three different segments:

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

According to the Brazilian Association of Distance Learning Education, the number of jobs requiring successful completion of a competency exam grew by 45% from 2013 to 2015. There are currently approximately 12 million applicants for these positions. The number of Order of Attorneys of Brazil Exam (the equivalent of the state bar exams in the U.S.) applicants has been steady at approximately 115,000 for the past two years.

STUDENT ADMISSIONS

Medical and Healthcare

Chamberlain

Marketing and Outreach

Chamberlain advertises through a variety of marketing channels to inform prospective students interested in entering or advancing their nursing careers about the university and the programs it offers. A mix of local and national tactics are utilized, including online display, paid search, email, paid social, online video and local radio advertising.

To inform prospective students about the pre-licensure program offered at its 21 campus locations, Chamberlain representatives visit high schools, cultivate referrals and participate in career fairs. Chamberlain campuses hold open house events for prospective students and Experience Nursing Days for high school students to inform them about the requirements for nursing school.

Post-licensure programs rely primarily on digital marketing, referrals from current students and alumni, and strategic healthcare partnerships to reach prospective students. A variety of highly targeted internet advertising tactics are used to reach RNs who are considering advancing their careers. A team of healthcare development specialists establishes partnerships with healthcare institutions, other large employers of nurses and community colleges.

Student Admissions and Admissions Standards

Pre-Licensure BSN Program

The Chamberlain undergraduate pre-licensure admission process is made up of two phases: Academic Eligibility and Clinical Clearance. Applicants must meet both sets of requirements to be eligible for admission. Academic eligibility requires proof of graduation with a minimum grade point average of 2.75 from a recognized high school or other college, along with a minimum custom score on the A2 Admission Assessment test. The admissions committee reviews each application and selects the most qualified candidates. Applicants who are deemed Academically Eligible must receive Clinical Clearance, which includes a background check, fingerprint screen and drug screen, in order for acceptance to be granted. Chamberlain enrolls students in its pre-licensure program three times per year.

RN-to-BSN Option

Admission to the RN-to-BSN option requires a nursing diploma or Associate Degree in Nursing from an accredited institution, a minimum grade point average of 2.0 and a current, active, unrestricted RN license in the U.S. or other jurisdiction that is an associate member of the National Council of State Boards of Nursing (“NCSBN”). Chamberlain enrolls students in its RN-to-BSN program six times per year.

Graduate Programs

To enroll in the MSN program, a prospective student must possess a degree in nursing at the bachelor’s level or higher from an accredited institution, a minimum grade point average of 3.0 and a current, active, unrestricted RN license in the U.S. or other jurisdiction that is an associate member of the NCSBN.

Enrollment in the MPH program requires a bachelor’s level degree or higher from an accredited institution and a minimum grade point average of 3.0.

The DNP program requires a degree at the master’s level or higher from an accredited institution, a minimum grade point average of 3.0 and a current, active, unrestricted RN license in the U.S. or other jurisdiction that is an associate member of the NCSBN.

Chamberlain enrolls students in its graduate programs six times per year.

Medical and Veterinary Schools

Marketing and Outreach

AUC, RUSM and RUSVM focus their marketing efforts on attracting primarily U.S. and Canadian qualified applicants, with the motivation and requisite academic ability to complete their educational programs and pass the USMLE and the North American Veterinary Licensure Examination, respectively. Each institution’s marketing effort includes visits to undergraduate campuses to meet students and their pre-med/pre-vet advisors, direct e-mail marketing, webinars, targeted direct mail campaigns, information seminars in major markets throughout the U.S., Canada and Puerto Rico, alumni referrals, a national undergraduate poster campaign, radio advertisements in select markets, digital and social media and print ads in major magazines and newspapers.

Student Admissions and Admissions Standards

AUC, RUSM and RUSVM each employ regional admissions representatives in locations throughout the U.S. and in Ontario, Canada, who seek out students interested in their respective programs. A successful applicant must have received a bachelor’s degree and for AUC and RUSM taken the Medical College Admission Test. Candidates for admission must interview with an admissions representative and all admission decisions are made by the admissions committees of the medical and veterinary schools.

Professional Education

ACAMS

Marketing and Outreach

ACAMS markets its training programs to selected AML and financial crime professionals from a wide range of industries, including large financial institutions, brokerage and consulting firms. Direct mail, print advertising, e-mail, digital and social media advertising are used to enhance program awareness, distribute relevant content and to attract new members and program participants. The ACAMS website is another source of information for prospective members and event attendees.

Becker

Marketing and Outreach

Becker markets its courses directly to potential students and to selected employers, including the large global, national and regional public accounting firms. Alumni referrals, print advertising, e-mail, digital and social media advertising and a network of student representatives at colleges and universities across the country also generate new students for Becker’s review courses. The Becker website is another source of information for interested applicants.

Becker is the preferred provider of CPA review for most of the country’s largest public accounting firms and has relationships with all of the top 100 public accounting firms, including each of the “Big 4” public accounting firms. In total, Becker has relationships with more than 1,500 public accounting firms, professional societies and universities. Becker also delivers its CPA exam review courses on college campuses and recruits students attending those institutions.

Technology and Business

Adtalem Brazil

Marketing and Outreach

Adtalem Brazil advertises on various internet sites, at special events, on television and radio, and utilizes a variety of methods to reach prospective students. Each Adtalem Brazil institution and campus has a specific media plan based on the local market. Damasio is marketed through the more than 200 franchises that offer test preparation instruction.

Adtalem Brazil’s high school program representatives visit high schools throughout the Northeast, North and Southeast regions of Brazil, providing workshops on career choices, the importance of a college education and the international benefits offered by Adtalem Brazil.

Adtalem Brazil’s Corporate Training Services organization is designed to meet the educational needs of corporate clients and their employees with tailor-made program offerings. A national network of corporate account supervisors directs the student recruiting efforts primarily at the country’s more prominent companies, leveraging relationships with these clients and offering undergraduate, graduate and customized educational programs.

Student Admissions and Admission Standards

Adtalem Brazil provides admissions services, and employs salaried, full-time admissions advisors at each Adtalem Brazil institution to support those candidates interested in enrolling in any of Adtalem Brazil’s institutions. Applicants to undergraduate programs can use one of the four methods for entrance to Wyden’s and Ibmec’s programs: (1) entrance examination or “Vestibular”, (2) ENEM grade (standardized government exam for public universities and government financing), (3) a former higher education degree, or (4) transfer from another institution. There are two sessions per year for undergraduate admissions, January and July, for both onsite and distance learning modalities. Graduate admissions criteria include verification of an undergraduate degree and personal interviews. The admissions services at each institution are supported by a central admissions center for the Wyden and Ibmec brands.

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

Medical and Healthcare

Chamberlain

Chamberlain is accredited by the Higher Learning Commission (“HLC”).The BSN, MSN and DNP programs at Chamberlain are accredited by the Commission on Collegiate Nursing Education. Chamberlain’s MPH program has begun the accreditation process with the Council on Education for Public Health, which accepted Chamberlain’s application in October 2017.

Medical and Veterinary Schools

The Government of St. Maarten authorizes AUC to confer the M.D. degree. AUC is accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries that do not have a national medical school accreditation body. The National Committee on Foreign Medical Education and Accreditation of ED (“NCFMEA”) has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education (“LCME”). In addition, AUC is approved to place students in clinical rotations in the majority of states, including California, Florida and New York, where robust processes are in place to evaluate and approve an international medical school’s programs. AUC students can join residency training programs in all 50 states.

RUSM’s primary accreditor will become the Caribbean Accreditation Authority for Education in Medicine and other Health Professions (“CAAM-HP”) upon the start of the January 2019 semester, pending final regulatory approval from ED. CAAM-HP is authorized to accredit medical programs by the government of Barbados. On July 26, 2018, Barbados authorized RUSM to confer the M.D. degree. RUSM will continue to be recognized and accredited by the Dominica Medical Board (“DMB”), which is authorized to accredit medical programs by the government of Dominica until the end of the September 2018 semester (in December 2018). The Commonwealth of Dominica currently authorizes RUSM to confer the M.D. degree. The NCFMEA has affirmed that the country of Dominica and CAAM-HP for Barbados, have established and enforce standards of educational accreditation that are comparable to those promulgated by the LCME. In addition, RUSM is approved to place students in clinical rotations in the majority of states, including California, Florida, New Jersey and New York, where robust processes are in place to evaluate and accredit an international medical school’s programs. RUSM students can join residency training programs in all 50 states.

RUSVM has been recognized and accredited by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the D.V.M. degree. RUSVM confers a D.V.M. degree that is accredited by the American Veterinary Medical Association Council on Education (“AVMA COE”). RUSVM has affiliations with more than 20 AVMA-accredited U.S. and international colleges of veterinary medicine so that RUSVM students can complete their final three semesters of study in the U.S. or abroad. RUSVM has received accreditation for its Postgraduate Studies program from the St. Christopher & Nevis Accreditation Board. The Postgraduate Studies program offers Master of Science and Ph.D. degrees in all research areas supported by RUSVM. Areas of emphasis are guided by RUSVM's themed Research Centers.

Professional Education

Becker

Becker’s accreditation from the Accrediting Council for Continuing Education & Training (“ACCET”) allows it to extend its accredited programs to international students that desire to attend a live course in the U.S., and issue the required Form I-20 “Certificate of Eligibility for Nonimmigrant Student Status” to international students accepted into the program.

Technology and Business

Adtalem Brazil

The Brazilian MEC controls and regulates postsecondary education at all levels in Brazil. The MEC also controls the issuance of licenses and permits.

The MEC licensing process occurs on two levels: institutional and programmatic. Each institution is required to obtain a license, which must be renewed every three to five years. An Indice Geral de Cursos (“IGC”) or “General Programs Index” score above 2, within a range of 1 to 5 (with 5 being the maximum grade possible) is considered satisfactory. The current ICG score of all Adtalem Brazil institutions, excluding Joao Pessoa and Sao Luis, is 3 or greater. Joao Pessoa and Sao Luis have not yet received a score.

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

MEC also licenses programs at each institution. The regulations are different for undergraduate and graduate programs. For undergraduate programs, MEC must grant “authorization” status before classes may commence. After a program is 50% to 75% complete, MEC auditors visit the program to grant the definitive license, which can be automatically renewed every three years, unless the program presents an unsatisfactory CPC below 3 within a range of 1 to 5 (with 5 being the maximum grade). Currently, Adtalem Brazil has approximately 490 authorized undergraduate programs; 223 of which have received the definitive license.

Programs leading to Master of Science and Doctorate degrees are strictly regulated at the graduate level in Brazil by MEC. Other types of graduate programs are loosely regulated and do not have licenses issued by MEC. Adtalem Brazil has one Master of Science program at UniFBV and two at Grupo Ibmec. All three of these programs had their licenses renewed in 2017.

FINANCIAL AID AND FINANCING STUDENT EDUCATION

Students attending Chamberlain, AUC, RUSM, RUSVM, Adtalem Brazil, DeVry University and Carrington pay for their education through a variety of sources. These sources include government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments. Students attending Becker review courses and ACAMS programs are not eligible for federal or state financial aid, but may receive partial or full tuition or fee reimbursement from their employers. In addition, Becker’s CPA Exam Review Course can be financed through Becker under an 18-month term loan program.

The following table summarizes Adtalem’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for fiscal years 2017 and 2016. Final data for fiscal year 2018 is not yet available.

	Fiscal Year
	2017	2016
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	53%	58%
Brazil FIES Public Loan Program	4%	4%
State Grants	0%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	42%	36%
Total	100%	100%

The table above includes DeVry University and Carrington revenue. The increase in the “Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other” funding source is the result of management’s efforts to reduce Adtalem’s funding provided by U.S. federal and Brazilian FIES sources.

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. The HEA was last reauthorized by the U.S. Congress in July 2008 and was signed into law in August 2008. Committee leadership of the U.S. House of Representatives has put forth a comprehensive HEA reauthorization proposal; however, the Senate has not put forth a comprehensive HEA proposal, and reauthorization activities have not begun in earnest. When HEA is reauthorized, existing programs and participation requirements are subject to change. Among the issues that management believes may be addressed in a final reauthorization bill are college access and affordability, funding for student financial assistance programs, additional reporting requirements and transparent information for consumers, and accreditation and oversight.

Information about Particular U.S. Government Financial Aid Programs

Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

U.S. Federal Financial Aid Programs

Students in the U.S. rely on three types of ED student financial aid programs under Title IV of the HEA.

1. Grants. Chamberlain, DeVry University and Carrington undergraduate students may participate in the Federal Pell Grant and Federal Supplemental Education Opportunity Grant programs.

•	Federal Pell Grants: These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2017-2018 school year, eligible students could receive Federal Pell Grants ranging from $975 to $8,880.

•	Federal Supplemental Educational Opportunity Grant (“FSEOG”): This is a supplement to the Federal Pell Grant, and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement federal funds with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below) or by externally provided scholarship grants.

2. Loans. Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington students may participate in the Direct Unsubsidized and PLUS programs within the Federal Direct Student Loan Program. Chamberlain, DeVry University and Carrington undergraduate students may also be eligible for Subsidized Loans within the Federal Direct Student Loan Program.

•	Direct Subsidized Loan: Awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) available to undergraduate students with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis (the student is responsible for paying the interest charges during the six months after no longer attending school on at least a half-time basis for those loans with a first disbursement between July 1, 2012 and July 1, 2014). First time borrowers after July 1, 2013 are eligible for Direct Subsidized Loans only for 150% of the published length of their academic program. Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher undergraduate academic year.

•	Direct Unsubsidized Loan: Awarded to students who do not meet the needs test or as an additional supplement to the Direct Subsidized Loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized Loan limits per academic year range from $2,000 for students in their first and second academic year to $7,000 in later undergraduate years and increasing to $20,500 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional amount of Unsubsidized Loans up to the limit of the Direct Subsidized Loan at their respective academic grade level. The total Direct Subsidized and/or Unsubsidized Loan aggregate borrowing limit for undergraduate students is $57,500 and $138,500 for graduate students, which is inclusive of Direct Subsidized and Unsubsidized Loan amounts borrowed as an undergraduate.

•	Direct Parent PLUS and Direct Grad PLUS Loans: Enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed, but may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance, which includes allowances for tuition, fees and living expenses. Both Parent PLUS and Grad PLUS are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

3. Federal Work-study. This program offers work opportunities, both on or off campus, on a part-time basis to students who demonstrate financial need. Federal Work-study wages are paid partly from federal funds and partly from qualified employer funds.

State Financial Aid Programs

Certain states, including Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Minnesota, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island and Vermont, offer state grant or loan assistance to eligible undergraduate students attending Adtalem institutions.

Canadian Government Financial Aid Programs

Canadian citizens or permanent residents of Canada (other than students from the Northwest Territories, Nunavet or Quebec) are eligible for loans under the Canada Student Loans Program, which is financed by the Canadian government. Eligibility and amount of funding vary by province. Students attending Chamberlain or DeVry University online while in the U.S., or attending AUC, RUSM or RUSVM may be eligible for the Canada Student Loan Program. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions and interest relief on loans.

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

Most private loans are approved using the student’s or a co-borrower’s credit history. The cost of these loans varies, but in almost all cases will be more expensive than the federal programs. The application process is separate from the traditional financial aid process. Student finance personnel at Adtalem’s degree-granting institutions coordinate these processes so that students generally receive assistance from the federal and state programs before utilizing private loans.

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

FIES targets students from low socio-economic backgrounds enrolled at private postsecondary institutions. Eligible students receive loans with below market interest rates. For contracts signed prior to calendar year 2018, the students are required to begin repaying after an 18-month grace period upon graduation. For contracts signed beginning in calendar year 2018, there is no grace period and the students start repaying small installments during the first month after borrowing. FIES pays participating educational institutions tax credits, which can be used to pay certain federal taxes and social contributions. FIES repurchases excess credits for cash. For contracts signed before 2017, FIES deducts from periodic payments to Adtalem Brazil an average amount of 5.81% to cover administrative expenses (5.63%) and student defaults (0.18%). For contracts signed beginning in calendar year 2018, FIES deducts from periodic payments to Adtalem Brazil an average amount of 15% to cover administrative expenses (2%) and student defaults (13%). There is no additional cost to Adtalem Brazil if students fail to pay their loans under the applicable rules. In fiscal year 2018, approximately 21% of Adtalem Brazil’s degree-seeking students were financing their education under the FIES program, and approximately 20% of Adtalem Brazil revenue was associated with the program.

PROUNI promotes the offering of tuition discounts in private postsecondary education schools by granting federal tax incentives for the participating institutions. Discounts reduce tuition by either 50% or 100%. The percentage is driven by rules defined by the Brazilian government based on family monthly earnings. Neither Adtalem Brazil nor its students receive direct funding from the federal government for the tuition discounts granted. Instead, Adtalem Brazil reduces its income tax expense and its income tax liability for the amount of the discounts issued. As of June 30, 2018, approximately 23% of Adtalem Brazil’s undergraduate students have obtained scholarships under the PROUNI program.

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

The Brazilian government has stated that it is supportive of the FIES program, which is important in helping achieve the national goal of increasing the number of college graduates; however, changes enacted in recent years to the FIES regulations added restrictions limiting student eligibility for FIES funding and extending the government’s time to disburse funding to participating institutions. These changes include reducing the number of new FIES contracts and adding minimum required entrance test scores in order to qualify for a FIES loan. In addition, the annual interest rate borrowers are charged increased from 3.4% to 6.5%.

Adtalem-Provided Financial Assistance

Chamberlain students are eligible for numerous institutional scholarships with awards up to $2,500 per semester.

Students at AUC may be eligible for an institutional scholarship, ranging from $5,000 to $47,500 to cover expenses incurred from tuition and fees. Students at RUSM may be eligible for an institutional scholarship, ranging from $3,000 up to a full semester of tuition to cover expenses incurred from tuition and fees. Students at RUSVM may be eligible for an institutional scholarship, ranging from $600 to $24,000 to cover expenses incurred from tuition and fees.

DeVry University undergraduate students are eligible for numerous institutional scholarships, grants and tuition savings opportunities. Scholarship and grant programs generally are designed to help make the degree more affordable for students. Besides various scholarship offerings, DeVry University also provides tuition discounts for employer partners’ employees as well as military students and their spouses, which range from 10% to 60%.

Carrington students are eligible for numerous institutional scholarships. Scholarship programs generally are designed to attract recent high school graduates, friends and family of current students and alumni, and to assist students’ access to key high demand fields, with awards up to $1,500 for certificate programs.

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

The institutional loans do not impose any origination fees, in general have a fixed rate of interest, and most carry annual and aggregate maximums that ensure that they are only a supplemental source of funding and not relied on as the main source. Borrowers must be current in their payments in order to be eligible for subsequent disbursements. Borrowers are advised about the terms of the loans and counseled to utilize all federal funding options. FICO credit scores of 620 and above are required for eligibility for institutional loans for DeVry University students.

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

LEGISLATIVE AND REGULATORY REQUIREMENTS

Government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. and Brazil. Like other educational institutions, Adtalem’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding.

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

In addition to governance by the regulatory triad, there has been focus in recent years by members of the U.S. Congress and federal agencies, including ED, the Consumer Financial Protection Bureau (“CFPB”) and the Federal Trade Commission (“FTC”), on the role that proprietary educational institutions play in higher education. We expect that this challenging regulatory environment will continue for the foreseeable future.

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

We have summarized the most significant regulatory requirements applicable to our domestic postsecondary operations. Adtalem and DeVry University have been impacted by these regulations and enforcement efforts and are currently facing multiple related lawsuits arising from the enhanced scrutiny facing the proprietary education sector. For information regarding such pending investigations and litigation, and the potential impact such matters could have on our institutions or on Adtalem, see in this Form 10-K: (1) “Note 15: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8, (2) the subsection of “Item 1A – Risk Factors” entitled “Risks Related to Adtalem’s Highly Regulated Industry,” and (3) the subsection of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” entitled “Liquidity and Capital Resources.”

Eligibility and Certification Procedures

The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution participating in the Title IV programs must be certified to participate and is required to periodically renew this certification. Institutions that violate certain ED Title IV regulations, including its financial responsibility and administrative capability regulations, may lose their eligibility to participate in Title IV programs or may only continue participation under provisional certification. Schools that do not meet financial responsibility requirements are required to submit a letter of credit equal to at least 10% of their prior fiscal year Title IV disbursements and submit to ED’s heightened cash monitoring process. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

Defense to Repayment Regulations

Under the HEA, ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan (“Direct Loan”) made under the Federal Direct Loan Program (“Direct Loan Program”). ED’s current defense to repayment regulations (“Defense to Repayment Regulations”) permit a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. On October 28, 2016, ED published final regulations (the “2016 DtR Regulations”) expanding defenses and addressing other related matters, including certain circumstances under which ED may impose a fine, or limit, suspend, or terminate an institution’s participation in Title IV programs. The 2016 DtR Regulations create a new federal standard for borrower defenses to repayment of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. On June 14, 2017, ED announced that, due to pending litigation, it is indefinitely postponing implementing the majority of 2016 DtR Regulations, which were due to take effect on July 1, 2017. On June 16, 2017, ED announced its intention to establish a negotiated rulemaking committee to renegotiate the Defense to Repayment regulations. A committee was formed and held three negotiating sessions between November and February 2018. ED submitted proposed regulations to the Office of Management and Budget (“OMB”) for review, and on July 25, 2018, ED published proposed new Defense to Repayment regulations. ED’s proposal includes a higher threshold for establishing misrepresentation, provides for a statute of limitation for claims submission, narrows the current triggers allowed for letter of credit requirements and eliminates provisions for group discharges. ED has provided a comment period of 30 days, and is expected to publish final rules in the late fall of 2018; if implemented, the proposed rules would become effective with claims on loans disbursed on or after July 1, 2019. Management is unable to predict what any revised regulations may contain, the result of any other current or future rulemakings, or the impact of such rulemakings on our business.

Gainful Employment

ED regulations known as “gainful employment” regulations (“GE”), which became effective July 1, 2015, define which private-sector programs prepare students for gainful employment in a recognized profession and are therefore eligible for Title IV funding. ED announced a negotiated rulemaking process on June 16, 2017 to substantially revise the GE regulations and held rulemaking sessions beginning December 2017 through March 2018. Draft regulations rescinding the GE regulations have been published by ED; ED has allowed for a 30-day comment period and intends to publish final, revised GE rules in the late fall of 2018.

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

“90/10 Rule”

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2017 and 2016. Final data for fiscal year 2018 is not yet available.

	Fiscal Year
	2017	2016
Chamberlain University	63%	64%
American University of the Caribbean School of Medicine	80%	79%
Ross University School of Medicine	82%	82%
Ross University School of Veterinary Medicine	83%	83%
DeVry University	62%	63%
Carrington College:
California	75%	78%
Boise	66%	69%
Portland	81%	77%
Phoenix	80%	80%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its six Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third party review report that has been made publicly available, Adtalem’s institutions met this lower threshold for fiscal year 2017. Final data for fiscal year 2018 is not yet available. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

Incentive Compensation

An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement have not established clear criteria for compliance in all circumstances, but, prior to 2011, there were 12 safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. New rules effective in 2011 eliminated the 12 safe harbors. These changes increased the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes have limited and are expected to continue to limit Adtalem’s ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. Management believes that Adtalem has not been, nor is currently, involved in any activities that violate the restrictions on commissions, bonuses or other incentive payments to any person involved in student recruitment, admissions or awarding of Title IV program funds.

Standards of Financial Responsibility

A financial responsibility test is required for continued participation by an institution’s students in U.S. federal financial assistance programs. For Adtalem’s participating institutions, this test is calculated at the consolidated Adtalem level. The test is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is considered not financially responsible. However, a school with a score of less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

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

On December 19, 2016, ED published new rules concerning requirements for institutional eligibility to participate in Title IV programs. The regulations, which would have become effective beginning July 1, 2018, but which have been delayed until July 1, 2020, require an institution offering distance education or correspondence courses to be authorized by each state from which the institution enrolls students, if such authorization is required by the state. If an institution offers postsecondary education through distance education or correspondence courses in a state that participates in a state authorization reciprocity agreement, and the institution offering the program is located in a state where it is also covered by such an agreement, the institution would be considered legally authorized to offer postsecondary distance or correspondence education in the state where courses are offered via distance education, subject to any limitations in that agreement. The regulations also require an institution to document the state processes for resolving complaints from students enrolled in programs offered through distance education or correspondence courses. With regard to additional locations or branch campuses located in foreign countries, the regulations require that such campuses be authorized by an appropriate government agency of the country where the additional location or branch campus is located and, if at least half of an educational program can be completed at the location or branch campus, be approved by the institution's accrediting agency and be reported to the state where the institution's main campus is located. Lastly, the regulations require that an institution provide certain disclosures to enrolled and prospective students regarding its programs offered solely through distance education or correspondence courses. ED has announced its intention to renegotiate these rules, but we cannot predict the timing and effective date of any future final regulations.

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

According to ED, the three-year cohort default rate for all colleges and universities eligible for federal financial aid increased to 11.5% in fiscal year 2014 (the latest period for which data are available) from 11.3% in fiscal year 2013.

Default rates for Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington students follow. The latest period for which final three-year data is available is fiscal year 2014.

	Cohort Default Rate
	2014	2013
Chamberlain University	3.4%	3.6%
American University of the Caribbean School of Medicine	1.2%	0.5%
Ross University School of Medicine	0.7%	0.7%
Ross University School of Veterinary Medicine	0.2%	0.7%
Carrington College:
California	15.2%	13.6%
Boise	11.1%	13.1%
Portland	17.2%	11.1%
Phoenix	19.0%	17.9%
DeVry University	12.5%	10.6%

The three-year cohort default rates for Carrington College-California, Carrington College-Portland and Carrington College-Phoenix were in excess of 15% for the most recent year (fiscal year 2014). In accordance with ED regulations, disbursement of Title IV Stafford Loans for new students is delayed for a thirty day period for any institution with a cohort default rate in excess of 15%. Management believes that the delay in the related cash receipts for this Adtalem institution will not materially affect its operations or cash flow.

Satisfactory Academic Progress

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Change of Ownership or Control

Any material change of ownership or change of control of Adtalem, depending on the type of change, may have significant regulatory consequences for each of Adtalem’s Title IV-eligible institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by our institutions’ accreditors and/or reauthorization by state licensing agencies. If we experience a material change of ownership or change of control, then Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington may cease to be eligible to participate in Title IV programs until recertified by ED. There is no assurance that such recertification would be obtained on a timely basis. After a material change in ownership or change of control, most institutions will participate in Title IV programs on a provisional basis for a period of one to three years.

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

In addition, some states in which our institutions are licensed require approval (in some cases, advance approval) of material changes in ownership or changes of control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by such a change in ownership or control.

Refer to “If regulators do not approve, or delay their approval, of transactions involving a material change of ownership or change of control of our company, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditation and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business” under subsection “Risks Related to Adtalem’s Highly Regulated Industry” in “Item 1A – Risk Factors” of this Form 10-K.

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

Many states and Canadian provinces require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted approximately $18.0 million of surety bonds with regulatory authorities on behalf of Chamberlain, AUC, RUSM, RUSVM, Becker, DeVry University and Carrington.

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

SEASONALITY

Adtalem’s quarterly revenue and net income fluctuate primarily as a result of the pattern of student enrollments. Generally, the schools’ highest enrollment and revenue typically occur in the fall, which corresponds to the second and third quarters of Adtalem’s fiscal year. Enrollment is slightly lower in the spring except in Brazil, and the lowest enrollment generally occurs during the summer months. Adtalem’s operating costs do not fluctuate as significantly on a quarterly basis.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, operating income and net income by quarter for each of the past two fiscal years are included in “Note 17: Quarterly Financial Data” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

EMPLOYEES

As of June 30, 2018, Adtalem had the following number of employees:

			Temporary
	Faculty and Staff		and Student
	Full-time	Part-time	Employees	Total
Chamberlain University	1,513	15	907	2,435
Medical and Veterinary Schools	1,059	23	51	1,133
Professional Education	350	5	40	395
Adtalem Brazil	2,871	2,293	148	5,312
DeVry University	1,413	16	172	1,601
Carrington College	560	81	28	669
Home Office	746	8	19	773
Total	8,512	2,441	1,365	12,318

Adtalem also utilizes approximately 3,700 independent contractors who teach as adjunct faculty and instructors. Approximately 2,000 Adtalem Brazil independent contractors were reclassified to part-time faculty in fiscal year 2018, after refining the definition of the categorizations used in this disclosure. These independent contractors are not included in the above table. Approximately 150 administrative and support employees of RUSM’s medical school campus in Dominica and approximately 5,200 employees at Adtalem Brazil are covered by respective collective bargaining agreements with local unions. During fiscal year 2018, Adtalem implemented workforce reductions that reduced its workforce by 408 positions, primarily at RUSM, DeVry University, Carrington and Adtalem’s home office.

Medical and Healthcare

Chamberlain

Chamberlain campuses are led by campus presidents who are doctorally-prepared nurses. Campus presidents report to a regional director of campus operations and are supported by the director of the baccalaureate nursing program who is responsible for standardized delivery of curricula on each campus. Chamberlain nursing faculty have MSN degrees and include instructors, professors, and clinical skills specialists. Other campus staff include professional tutors, clinical coordinators, admissions advisors and student services.

Each of Chamberlain’s online programs is led by a dean or director who has a doctorate degree. All online students are supported by centralized admissions and student services teams. Additional administrative and management staff are located in Downers Grove, Illinois.

In general, Chamberlain’s faculty members have a master’s degree in nursing or other appropriate field and many have terminal degrees. Undergraduate liberal arts and sciences courses are taught by Chamberlain faculty. Chamberlain faculty members are not tenured.

Medical and Veterinary Schools

AUC is managed by a dean with appropriate department chairs to oversee the educational programs and clinical rotations. In addition, the school has student services staff to assist with student financial aid, housing and other student-related matters. The AUC campus is supported by administrative staff located in Pembroke Pines, Florida and North Brunswick, New Jersey.

RUSM and RUSVM are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing and other student-related matters. Both the RUSM and RUSVM campuses are also supported by administrative staff located in Miramar, Florida and North Brunswick, New Jersey.

Faculty members at AUC and RUSM have either a Ph.D. and/or an M.D. degree. Full-time faculty are supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects. Each veterinary faculty member has either a Ph.D. and/or D.V.M. degree. Faculty members at AUC, RUSM and RUSVM are not tenured.

Professional Education

ACAMS

CAMS prep courses, advanced certification courses, certificate courses, and other purchased training products are developed by a centralized product development team of instructional designers in partnership with specialized subject matter experts in the field. ACAMS’s instructors consist primarily of contracted, practicing professionals with the appropriate expertise in the subject of the course. Conference presenters are primarily established practicing experts, including compliance professionals, regulators and thought leaders who are selected by a collaborative group of ACAMS employees responsible for developing conference programming. ACAMS is managed by a staff based primarily in Miami, Florida. Certain regional operations and other administrative functions are managed and located in New York, New York, the United Kingdom and Hong Kong.

Becker

Becker’s faculty consists primarily of leading accounting industry experts, practicing professionals and university professors who teach the review and professional education courses on a part-time, course-by-course basis. Becker is managed and operated by a staff based primarily in Chicago and Downers Grove, Illinois. Certain regional operations are supported throughout the U.S. Becker’s learning software and curriculum development are supported through Adtalem home office employees located throughout the U.S. and Portugal.

Technology and Business

Adtalem Brazil

Most of Adtalem Brazil’s campuses are led by a general director with some smaller center locations led by a general manager. Damasio operations are led by a president. Most Adtalem Brazil faculty members work part-time (less than 40 hours weekly). Because part-time faculty teach pursuant to a contract with their institution, they are accorded the same rights and benefits as full-time employees in accordance with Brazilian employment laws. Adtalem Brazil’s management team, along with support service functions, including academics, curriculum development, regulatory compliance, marketing and recruiting management, legal, licensing and accreditation, financial aid processing, finance, information technology and human resources are based in Fortaleza and São Paulo, Brazil. More than 80% of Adtalem Brazil faculty members hold master and/or doctorate degrees.

Home Office

Adtalem’s home office staff is located in Downers Grove and Chicago, Illinois. The home office staff supports all of Adtalem’s educational programs and locations by providing a broad range of services. Among the centrally provided support services are licensing and accreditation, marketing, information technology, innovation, financial aid processing, regulatory compliance, government relations, communications, internal audit, legal, tax, payroll, finance and accounting. Among the centrally located services, each institution’s home office staff provides services in curriculum development, academic management, marketing and recruiting management. Additionally, Adtalem’s online operations and student finance administrative staff are located in offices in Naperville, Illinois.

Discontinued Operations

DeVry University

Each DeVry University campus and center is managed by a campus president or center dean and has a staff of academic deans and faculty, as well as academic support staff, admissions advisors, student service personnel and other professionals. A group president oversees a number of the campuses and centers in a defined region.

DeVry University hires academic deans and faculty members in accordance with internal criteria, accrediting standards and applicable state law. All of DeVry University’s full-time faculty members hold advanced academic degrees and most faculty members teaching in technical areas have related industry experience. Over 50% of DeVry University’s full-time faculty hold doctorate degrees. In addition to its regular faculty, DeVry University engages visiting professors who teach on a part-time basis while continuing to work in their technical field or specialty. Faculty members are evaluated based on student comments and observations by an academic dean. DeVry University faculty members are not tenured.

The DeVry University campuses and online program offerings are also supported by a central administrative and management staff based primarily in Naperville, Illinois.

Carrington

Carrington campuses are managed by two regional teams overseeing operations, academics, student finance and career services. Enrollment services are overseen by three regional leaders. These regional management teams are supported by campus-based support staff in the functional areas just described. Further support and oversight in the areas of academics, student finance, student and career services, enrollment services, human resources, marketing and information technology are provided by administrative staff located in Sacramento, California.

All Carrington faculty members must meet the minimum academic credentialing requirements as set forth by their respective institutional and programmatic accreditation bodies and state authorizing agencies, as applicable.

TRADEMARKS AND SERVICE MARKS

Adtalem owns and uses numerous trademarks and service marks, such as “Adtalem Global Education,” “Adtalem,” “DeVry,” “DeVry University,” “DeVry Shield Design,” “Keller Graduate School of Management,” “Becker Professional Education,” “Becker CPA Review,” “Ross University,” “Chamberlain College of Nursing,” “Chamberlain University,” “Carrington College,” “Carrington College California,” “American University of the Caribbean,” “Association of Anti-Money Laundering Specialists,” “ACAMS” and others. All trademarks, service marks and copyrights associated with its businesses are owned in the name of Adtalem Global Education Inc. or a subsidiary of Adtalem Global Education Inc. Adtalem vigorously defends against infringements of its trademarks, service marks and copyrights.

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

Academic Quality Committee Charter

Audit and Finance Committee Charter

Code of Conduct and Ethics

Compensation Committee Charter

Director Nominating Process

External Relations Committee Charter

Governance Principles

Nominating and Governance Committee Charter

Policy for Communicating Allegations Related to Accounting Complaints

Policy for Shareholder Communication with Directors

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

ITEM 1A — RISK FACTORS

Adtalem’s business operations are subject to numerous risks and uncertainties, some of which are not entirely within our control. Investors should carefully consider the risk factors described below and all other information contained in this Annual Report on Form 10-K before making an investment decision with respect to Adtalem’s common stock. If any of the following risks are realized, Adtalem’s business, results of operations, financial condition and cash flows could be materially and adversely affected, and as a result, the price of Adtalem’s common stock could be materially and adversely affected. Management cannot predict all the possible risks and uncertainties that may arise. Risks and uncertainties that may affect Adtalem’s business include, but are not limited to:

Risks Related to Adtalem’s Highly Regulated Industry

We are subject to regulatory audits, investigations, lawsuits or other proceedings relating to compliance by the institutions in the Adtalem portfolio with the numerous laws and regulations applicable to the postsecondary education industry

Due to the highly regulated nature of proprietary postsecondary institutions, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the legal and regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us or one or more of our institutions, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked or be subject to civil or criminal penalties. U.S. Department of Education (“ED”) regulations regarding financial responsibility provide that, if any one of our Title IV-participating institutions (“Title IV Institutions”) is unable to pay its obligations under its Program Participation Agreement (“PPA”) as a result of operational issues and/or an enforcement action, our other Title IV Institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the non-compliant institution’s Title IV obligations. As a result, even though Adtalem’s Title IV Institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations and cash flows of Adtalem’s other Title IV Institutions and Adtalem as a whole and could result in the imposition of significant restrictions on the ability for Adtalem’s other Title IV Institutions and for Adtalem as a whole to operate.

The ongoing regulatory effort aimed at proprietary postsecondary institutions of higher education could be a catalyst for additional legislative or regulatory restrictions, investigations, enforcement actions and claims.

The proprietary postsecondary education sector is experiencing scrutiny in the form of investigations and enforcement actions. Various federal agencies, including the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”) and the Federal Trade Commission (“FTC”), are actively investigating or suing members of the proprietary postsecondary education industry, and at least 30 state attorneys general have joined an examination of potential abuses within the proprietary postsecondary education industry. An adverse disposition of these existing inquiries, administrative actions or claims or the initiation of other inquiries, administrative actions or claims, could, directly or indirectly, have a material adverse effect on our business, financial condition, result of operations and cash flows and result in significant restrictions on us and our ability to operate.

Adverse publicity arising from investigations, claims or actions brought against us or other proprietary higher education institutions may negatively affect our reputation, business or stock price, or attract additional investigations, lawsuits or regulatory action.

Adverse publicity regarding any past, pending or future investigations, claims, settlements and/or actions against us or other proprietary postsecondary education institutions could negatively affect our reputation, student enrollment levels, revenue, profit and/or the market price of our common stock. Unresolved investigations, claims and actions, or adverse resolutions or settlements thereof, could also result in additional inquiries, administrative actions or lawsuits, increased scrutiny, the withholding of authorizations and/or the imposition of other sanctions by state education and professional licensing authorities, taxing authorities, our accreditors and other regulatory agencies governing us, which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Government and regulatory agencies and third parties have initiated, and could initiate additional investigations, claims or actions against us, which could require us to pay monetary damages, halt certain business practices or receive other sanctions. The defense and resolution of these matters could require us to expend significant resources.

As described in “Note 15: Commitments and Contingencies,” to the Consolidated Financial Statements in Item 8 of this Form 10-K, Adtalem, DeVry University, Inc., and DeVry/New York Inc. are the subject of numerous consumer lawsuits alleging facts similar to those alleged by the FTC and ED in previously resolved actions. Due to the regulatory and enforcement efforts directed at us and other proprietary postsecondary higher education institutions and adverse publicity arising from such efforts, we may face additional government and regulatory investigations and actions, lawsuits from private plaintiffs and shareholder derivative claims. We may incur significant costs and other expenses in connection with our response to, and defense, resolution or settlement of, investigations, claims or actions, or group of related investigations, claims or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain forms of injunctive relief, including altering certain business practices, or pay substantial damages, settlement costs, fines and/or penalties. In addition, findings or claims or settlements thereof could serve as a basis for additional lawsuits or governmental inquiries or enforcement actions, including actions under ED’s defense to repayment Regulations (“Defense to Repayment Regulations”). Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV, Department of Defense and Veterans Affairs programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us under future Defense to Repayment Regulations, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED has issued regulations setting forth new standards and procedures related to borrower defenses to repayment of Title IV loan obligations, ED’s right of recoveries against institutions following a successful borrower defense and institutional financial responsibility. It is possible that a finding or allegation arising from current or future legal proceedings or governmental administrative actions may create significant liability under the proposed regulations.

On October 28, 2016, ED published final rules concerning the acts or omissions of an institution of higher education that a student borrower may assert as a defense to repayment of a loan made under the Direct Loan Program and certain other matters (the “2016 DtR Regulations”). The 2016 DtR Regulations created a new federal standard for borrower defenses, new limitation periods for borrower defense claims and new processes for resolution of such claims. On June 14, 2017, ED announced that it would indefinitely postpone the implementation of the majority of the 2016 DtR Regulations, which were due to take effect on July 1, 2017. ED also announced its intention to reassess and revise these rules, and ED published new draft Defense to Repayment Regulations on July 25, 2018. ED has allowed for a 30-day comment period and intends to publish final, revised Defense to Repayment Regulations in the late fall of 2018. Management is unable to predict the result of any current or future rulemakings or the impact of such rulemakings on our business. If ED does not adopt the new rules that modify the Defense to Repayment Regulations, the outcome of any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits and/or the outcome of any future governmental inquiry, lawsuit or enforcement action (including matters described in described in “Note 15: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K and in the subsection of Item 7 of this Form 10-K entitled “Liquidity and Capital Resources”) could serve as the basis for claims by students or ED under the Defense to Repayment Regulations, the posting of substantial letters of credit or the termination of eligibility of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Regardless of the merits of our actions, while we intend to defend ourselves vigorously in all pending and future legal proceedings, we may settle certain matters for strategic reasons, as a part of a resolution of other matters or in order to avoid potentially worse consequences arising from inherently uncertain judicial or administrative processes. Moreover, regardless of the merits of our defenses, if we are unable to resolve certain legal proceedings or regulatory actions, indirect consequences arising from unproven allegations or appealable regulatory findings may have adverse consequences to us.

While the future of the Defense to Repayment Regulations remains uncertain, certain constituencies are advocating to maintain and/or create standards and processes that would afford holders of federal student loans the broadest relief possible, which could potentially arise as a consequence of certain findings in pending or future governmental inquiries, lawsuits or enforcement actions against us. Despite the merits of our actions and defense, we may settle certain matters for strategic reasons, as a part of a resolution of other matters or in order to avoid potentially worse consequences in inherently uncertain judicial or administrative processes. The terms of any such settlement could have a material adverse effect on our business, financial condition, operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, although inconsistent with its usual practices, ED has broad discretion to impose significant limitations on us and our business operations arising from acts it determines are in violation of their regulations, including the Defense to Repayment Regulations to the extent they are revised and re-issued. As a result, foreseeable and unforeseeable consequences of prior and prospective adjudicated or settled legal proceedings and regulatory matters could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If the Defense to Repayment Regulations are not significantly modified through upcoming rulemaking, pending or future lawsuits, investigations, program reviews and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other security.

The Defense to Repayment Regulations, if they are not significantly modified in connection with ED’s announced new rulemaking and recent July 25, 2018 draft rules, ED could require Adtalem to post multiple and substantial letters of credit or other security in connection with, among other things, certain pending and future claims, investigations and program reviews, regardless of the merits of our actions or available defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures and other investments aimed at growing and diversifying our operations, sustain and fund our operations and make dividend payments to shareholders. Adtalem’s credit agreement allows Adtalem to post up to $100 million in letters of credit. In the event Adtalem is required to post letters of credit in excess of the $100 million limit, Adtalem would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required by ED. Adtalem may not be able to obtain the excess letters of credit or security or may only be able to obtain such excess letters of credit or security at significant cost.

We are subject to risks relating to regulatory matters. If we fail to comply with the extensive regulatory requirements for our operations, we could face fines and penalties, including loss of access to federal and state student financial aid for our students as well as significant civil liability.

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

In particular, in the U.S., the Higher Education Act (“HEA”) subjects schools that participate in the various federal student financial aid programs under Title IV of the HEA (“Title IV”), which includes Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington, to significant regulatory scrutiny. Adtalem’s Title IV Institutions collectively receive 69% of their revenue from students under Title IV programs. As a result, the suspension, limitation or termination of the eligibility of any of our institutions to participate in Title IV programs could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

To participate in Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a PPA.

Our institutions that participate in Title IV programs each do so pursuant to a PPA that, among other things, includes commitments to abide by all applicable laws and regulations, such as the Incentive Compensation, Substantial Misrepresentation and Gainful Employment regulations (“GE”). Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to lawsuits brought by private plaintiffs on behalf of governments (qui tam actions), that have the potential to generate very significant damages linked to our receipt of Title IV funding from the government over a period of several years.

As described in “Note 15: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K, on January 27, 2016, DeVry University received a Notice of Intent to Limit from ED (the “ED January 2016 Notice”) informing DeVry University of ED’s intention to impose certain limitations on the participation of DeVry University in programs authorized pursuant to Title IV. DeVry University requested a hearing regarding ED’s proposed limitations and, on October 13, 2016, reached a negotiated settlement agreement with ED regarding the ED January 2016 Notice (the “ED Settlement”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University (1) may no longer make representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980, including advertising regarding the cumulative graduate employment outcomes since 1975 (the “Since 1975 Representation”); (2) will maintain or undertake certain recordkeeping and compliance practices to support future representations regarding graduate employment rates; and (3) will post a notice on its website and in its enrollment agreements regarding the Since 1975 Representation. The ED Settlement also provides that, except for heightened cash monitoring requirements, ED will not impose conditions on the timing of, or documentation requirements for, disbursement of aid due to matters relating to lack of substantiation for the Since 1975 Representation. As a result of the ED Settlement, DeVry University’s participation in Title IV programs will be subject to provisional certification for five years from the date of the ED Settlement, and DeVry University is required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements in its most recent fiscal year or $68.4 million for a five-year period. An institution under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if an institution is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

GE regulations became effective on July 1, 2015. The GE regulations measure programs according to several debt-to-income categories: passing, zone and failing. Programs that fail GE accountability metrics in two out of any three consecutive years or do not pass in any four consecutive years will be disqualified from participation in Title IV programs for a period of three years, and an institution is prohibited from establishing Title IV eligibility for any substantially similar program during that period. The GE regulations also require institutions to make certain public disclosures and report additional information to ED, which requirements management believes are administratively burdensome and could result in increased compliance costs. Draft regulations rescinding the GE regulations have been published by ED; ED has allowed for a 30-day comment period and intends to publish final, revised GE rules in the late fall of 2018.

Approximately 11% of Adtalem’s 2014-2015 academic year programs fell into the failing category, and approximately 15% of Adtalem’s programs fell into the zone category, including RUSVM’s veterinary medicine program. Adtalem provided required warnings to enrolled and prospective students with respect to programs considered under the GE regulations to be in jeopardy of losing Title IV eligibility in February 2017. Management expects that certain programs will be able to avoid falling into the zone or failing categories in future years through adjustments to the price, or, if appropriate and consistent with programmatic standards, the duration of such programs. For programs where such adjustments or initiatives are not feasible, which may include RUSVM’s veterinary medicine program, we may discontinue such programs or direct students to third-party lenders for financial support of student tuition and other expenses. These adjustments or initiatives, or any requirement to issue warnings to enrolled and prospective students, could have a significant impact on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Management expects RUSVM will continue to be in the zone category for the 2015-2016 and 2016-2017 academic years, as well as, if potential initiatives to improve graduate incomes are not executable, are not executed or are unsuccessful, the 2017-2018 academic year. This is possible notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.2% as for fiscal year 2014, the latest 3-year cohort period for which official data is available). In March 2017, ED delayed implementation of some portions of the GE reporting regulations until July 1, 2017. ED indicated in the delay announcement that its action was taken to allow ED to further review the GE regulations and their implementation. On June 16, 2017, ED then announced its intention to revise these rules. The timing and effective date of any future final regulations cannot be determined at this time. If the GE regulations and guidance are not changed prior to 2019 and RUSVM’s veterinary program is determined by ED to be the zone category for the 2015-2016 and 2016-2017 academic years, RUSVM would be required to issue warnings to students in 2019 that Title IV funding may no longer be available to students attending RUSVM. Further, if RUSVM’s veterinary program is determined to be in the zone category for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid as early as the beginning of 2020, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.

The U.S. Congress may change laws governing federal financial aid programs in ways that could reduce our student enrollment.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce Adtalem’s student enrollment and/or increase its costs of operation. Political and budgetary concerns significantly affect Title IV programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA made significant changes to the requirements governing Title IV programs, including changes that, among other things:

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

Committee leadership of the U.S. House of Representatives has put forth a comprehensive HEA proposal. However, the Senate has not put forth a comprehensive HEA reauthorization proposal, and reauthorization activities have not begun in earnest. When HEA is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

The U.S. Congress can change the laws affecting Title IV programs in annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. At this time, Adtalem cannot predict any or all of the changes that the U.S. Congress may ultimately make. Since a significant percentage of Adtalem’s revenue is tied to Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of Adtalem’s degree-granting institutions or students to participate in Title IV programs could have a material adverse effect on Adtalem’s business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Recently proposed legislation that, if enacted, could have a material adverse effect on our business includes:

•	Limitations on the enrollment of U.S. citizens in foreign medical schools;
•	Institution sharing of cost of defaulted federal student loans; and
•	Extending Title IV eligibility to low-cost, non-traditional, non-accredited programs.

Our ability to comply with some ED regulations is affected by economic forces affecting our students and graduates that are not entirely within our control.

Our ability to comply with several ED regulations is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain employment and pay for a portion of their education with private funds. These factors are heavily influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study and the availability of private financing sources. An economic downturn, or a worsening economic outlook, could impact these factors, which could have a material adverse effect on our business, financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.

ED regulations prohibit any “substantial misrepresentation” by our Title IV Institutions, employees and agents regarding the nature of the institution’s educational programs, its financial charges or the employability of its graduates. These regulations may, among other things, subject us to sanctions for statements containing errors made to non-students, including any member of the public, impose liability on us for the conduct of others and expose us to liability even when no actual harm occurs. A “substantial misrepresentation” is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. It is possible that despite our efforts to prevent misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents in advertising and marketing, during the enrollment, admissions and financial aid process and throughout attendance at any of our Title IV Institutions, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties, including potential Defense to Repayment liabilities, and increased risk of private qui tam actions under the Federal False Claims Act. Further, our historically-disclosed graduate employment statistics, or advertising regarding such statistics, which ED is investigating, could be found to be in violation of the substantial misrepresentation regulations. If ED determines that an institution has engaged in substantial misrepresentation, ED may (1) fine the institution; (2) discharge students’ debt and hold the institution liable for the discharged debt under the HEA and the Defense to Repayment Regulations; and/or (3) suspend or terminate an institution’s participation in Title IV programs. Alternatively, ED may impose certain other limitations on the institution’s participation in Title IV programs, which could include the denial of applications for approval of new programs or locations, a requirement to post a substantial letter of credit or the imposition of one of ED’s heightened cash monitoring processes. Any of the forgoing actions could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Regulations governing the eligibility of our U.S. degree-granting institutions to participate in Title IV programs preclude us from compensating any employee or third-party involved in student recruitment, admissions or the awarding of financial aid based on their success in those areas. These regulations could limit our ability to attract and retain highly-qualified employees, to sustain and grow our business or to develop or acquire businesses that would not otherwise be subject to such regulations.

An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or the awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. We cannot be sure that the compensation that we have paid our employees will not be determined to violate these regulations. Our limited ability to compensate our employees based on their performance of their job responsibilities could make it more difficult for us to attract and retain highly-qualified employees. These regulations may also impair our ability to sustain and grow our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All Title IV Institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, periodic renewal of institutional PPAs, periodic program reviews and ad hoc events which may lead ED to evaluate an institution’s financial responsibility or administrative capability. The administrative capability criteria require, among other things, that our institutions (1) have an adequate number of qualified personnel to administer Title IV programs, (2) have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, (3) submit all required reports and consolidated financial statements in a timely manner, and (4) not have significant problems that affect the institution’s ability to administer Title IV programs. If ED determines, in its judgment, that one of our institutions has failed to demonstrate either financial responsibility or administrative capability, we could be subject to sanctions, including, among other things, a requirement to post a letter of credit, fines, suspension or termination of our eligibility to participate in Title IV programs or repayment of funds received under Title IV programs, any of which could have a material adverse effect on our business, financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. ED has considerable discretion under the regulations to impose the foregoing sanctions and, in some cases, such sanctions could be imposed without advance notice or any prior right of review or appeal.

If ED does not recertify any one of our institutions to continue participating in Title IV programs, students at that institution would lose their access to Title IV program funds. Alternatively, ED could recertify our institutions but require our institutions to accept significant limitations as a condition of their continued participation in Title IV programs.

ED certification to participate in Title IV programs lasts a maximum of six years, and institutions are thus required to seek recertification from ED on a regular basis in order to continue their participation in Title IV programs. An institution must also apply for recertification by ED if it undergoes a change in control, as defined by ED regulations.

Each of our Title IV Institutions operates under a PPA. There can be no assurance that ED will recertify an institution after its PPA expires or that ED will not limit the period of recertification to participate in Title IV programs to less than six years, place the institution on provisional certification or impose conditions or other restrictions on the institution as a condition of granting our application for recertification. If ED does not renew or withdraws the certification to participate in Title IV programs for one or more of our institutions at any time, students at such institution would no longer be able to receive Title IV program funds. Alternatively, ED could (1) renew the certifications for an institution, but restrict or delay receipt of Title IV funds, limit the number of students to whom an institution could disburse such funds or place other restrictions on that institution, or (2) delay recertification after an institution’s PPA expires, in which case the institution’s certification would continue on a month-to-month basis, any of which could have a material adverse effect on the businesses, financial condition, results of operations and cash flows of the institution or Adtalem as a whole and could result in the imposition of significant restrictions on the ability of the institution or Adtalem as a whole to operate.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by ED, we would lose our ability to participate in Title IV programs.

The loss of institutional accreditation by any of our schools would leave the affected school ineligible to participate in Title IV programs and would have a material adverse effect on our business, financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. In addition, an adverse action by any of our institutional accreditors other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with ED’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

If regulators do not approve, or delay their approval of, transactions involving a material change of ownership or change of control of our company, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditations and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business.

A material change of ownership or change of control of Adtalem, depending on the type of change, may have significant regulatory consequences for Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors and/or reauthorization by each institutions’ state licensing agencies. If Adtalem experiences a material change of ownership or change of control, then Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington may cease to be eligible to participate in Title IV programs until recertified by ED. The continuing participation of each of Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington in Title IV programs is critical to our business. Any disruption in an institution’s eligibility to participate in Title IV programs would materially and adversely impact our business, financial condition, results of operations and cash flow.

In addition, each Title IV Institution is required to report any material change in stock ownership to its principal institutional accrediting body and would generally be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, each of our institution’s accreditors may undertake an evaluation of the effect of the change on the continuing operations of our institution for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. If our accreditors determine that the change is such that prior approval was required, but was not obtained, many of our accreditors’ policies require the accreditor to consider withdrawal of accreditation. If accreditation is suspended or withdrawn with respect to any of our Title IV Institutions, they would not be eligible to participate in Title IV programs until the accreditation is reinstated or is obtained from another appropriate accrediting body. There is no assurance that reinstatement of accreditation could be obtained on a timely basis, if at all, and accreditation from a different qualified accrediting authority, if available, would require a significant amount of time. Any material disruption in accreditation would materially and adversely impact our business, financial condition, results of operations and cash flow.

In addition, some states in which Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.

As of June 30, 2018, a substantial portion of our outstanding capital stock is owned by a small group of institutional shareholders. We cannot prevent a material change of ownership or change of control that could arise from a transfer of voting stock by any combination of those shareholders.

A bankruptcy filing by us or by any of our Title IV Institutions, or a closure of one of our Title IV Institutions, would lead to an immediate loss of eligibility to participate in Title IV programs.

In the event of a bankruptcy filing by Adtalem, all of our Title IV Institutions would lose their eligibility to participate in Title IV programs, pursuant to statutory provisions of the HEA, notwithstanding the automatic stay provisions of federal bankruptcy law, which would make any reorganization difficult to implement. Similarly, in the event of a bankruptcy filing by any of Adtalem’s subsidiaries that own a Title IV Institution, such institution would lose its eligibility to participate in Title IV programs. In the event of any bankruptcy affecting one or more of our Title IV Institutions, ED could hold our other Title IV Institutions jointly liable for any Title IV program liabilities, whether asserted or unasserted at the time of such bankruptcy, of the institution whose Title IV program eligibility was terminated.

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

Our U.S. degree-granting institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If any of our U.S. degree-granting institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business, financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our schools could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenue derived from those programs were too high.

Our U.S. degree-granting institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90% (the “90/10 Rule”). Further, if an institution exceeds the 90% threshold for any single fiscal year, ED could place that institution on provisional certification status for the institution’s following two fiscal years. If any of our U.S. degree-granting institutions lose eligibility to participate in Title IV programs because they are unable to comply with ED’s 90/10 Rule, it could have a material adverse effect on our business, financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our failure to comply with ED’s credit hour rule could result in sanctions and other liability.

In 2009 and 2010, ED’s Office of Inspector General criticized three accreditors, including the Higher Learning Commission (“HLC”), which is the accreditor for Chamberlain and DeVry University, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010, the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The 2010 Program Integrity Regulations defined the term “credit hour” for the first time and required accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by ED could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If ED determines that an institution is out of compliance with the credit hour definition, ED could impose liabilities or other sanctions, which could have a material adverse effect on our business, financial conditions, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs in the state.

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state in which the institution is located. Campuses of our U.S. degree-granting institutions are authorized to operate and grant degrees, diplomas or certificates by the applicable education agency of the state in which each such campus is located. Many states are currently reevaluating and revising their authorization regulations, especially as applied to distance education. The loss of state authorization would, among other things, render the affected school ineligible to participate in Title IV programs, at least at those state campus locations, and otherwise limit that school’s ability to operate in that state. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree-granting authority in other states in which we operate, which would further impact our business. If these pressures and uncertainty continue in the future, or if one or more of our institutions are unable to offer programs in one or more states, it could have a material adverse impact on our enrollment, revenue, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our ability to place our medical schools’ students in hospitals in the U.S. may be limited by efforts of certain state government regulatory bodies, which may limit the growth potential of our medical schools, put our medical schools at a competitive disadvantage to other medical schools or force our medical schools to substantially reduce their class sizes.

Each of AUC and RUSM enter into affiliation agreements with hospitals across the U.S. to place their third and fourth year students in clinical programs at such hospitals. Certain states with regulatory programs that require state approval of clinical education programs have in recent years precluded, limited or imposed onerous requirements on Adtalem’s entry into affiliation agreements with hospitals in their states. If these or other states continue to limit access to affiliation arrangements, our medical schools may be at a competitive disadvantage to other medical schools, and our medical schools may be required to substantially restrict their enrollment due to limited clinical opportunities for enrolled students. The impact on enrollment, and the potential for enrollment growth, of such restrictions on our medical schools’ clinical placements could have a material adverse effect on our business, financial conditions, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.

Some states are experiencing budget deficits and constraints. Some of these states have reduced or eliminated various student financial assistance programs or established minimum performance measures as a condition of participation, and additional states may do so in the future. If our students who receive this type of assistance cannot secure alternate sources of funding, they may be forced to withdraw, reduce the rate at which they seek to complete their education or replace the source with more expensive forms of funding, such as private loans, which will have a negative impact on debt measurements such as our GE disclosures and cohort default rate. Other students who would otherwise have been eligible for state financial assistance may not be able to enroll without such aid. This reduced funding could decrease our enrollment and adversely affect our business, financial condition, results of operations and cash flows.

In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 Rule measurement.

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

A failure of our vendors to comply with applicable regulations in the servicing of our students and institutions could subject us to fines or restrictions on or loss of our ability to participate in Title IV programs.

We contract with unaffiliated entities for student software systems and services related to the administration of portions of our Title IV and institutional loan programs. Because each of our schools is jointly and severally liable for the actions of third-party servicers and vendors, failure of such servicers to comply with applicable regulations could have a material adverse effect on our schools, including fines and the loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenue and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. If any of our third party servicers discontinues providing such services to us, we may not be able to replace such third party servicer in a timely, cost-efficient or effective manner, or at all, and we could lose our ability to comply with collection, lending and Title IV requirements, which could have a material adverse effect our enrollment, revenue and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

We provide financing programs to assist some of our students in affording our educational offerings. These programs are subject to various federal and state rules and regulations. Failure to comply with these regulations could subject us to fines, penalties, obligations to discharge loans and other injunctive requirements.

If we, or one of the companies that service our loans, do not comply with laws applicable to the financing programs that assist our students in affording our educational offerings, including Truth in Lending and Fair Debt Collections Practices laws and the Unfair, Deceptive or Abusive Acts or Practices provisions of Title X of the Dodd-Frank Act, we could be subject to fines, penalties, obligations to discharge loans and other injunctive requirements, which could have a material adverse effect on our financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Release of confidential information could subject us to civil penalties or cause us to lose our eligibility to participate in Title IV programs.

As an educational institution participating in federal and state student assistance programs and collecting financial receipts from enrollees or their sponsors, we collect and retain certain confidential information. Such information is subject to federal and state privacy and security rules, including the Family Education Right to Privacy Act, the Health Insurance Portability and Accountability Act and the Fair and Accurate Credit Transactions Act. Release or failure to secure confidential information or other noncompliance with these rules could subject us to fines, loss of our capacity to conduct electronic commerce and loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to sanctions if we fail to accurately and timely report sponsored students’ tuition, fees and enrollment to the sponsoring agency.

A significant portion of our enrollment is sponsored through various federal and state supported agencies and programs, including the Department of Defense, the U. S. Department of Labor and the Department of Veterans Affairs. We are required to periodically report tuition, fees and enrollment to the sponsoring agencies. As a recipient of funds, we are subject to periodic reviews and audits. Inaccurate or untimely reporting could result in suspension or termination of our eligibility to participate in these federal and state programs and have a material adverse impact on enrollment and revenue, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Restrictions or limitations on the government-supported student loan and scholarship programs in Brazil could have a material and adverse impact on Adtalem Brazil’s ability to attract and retain students and execute its plans for organic and inorganic growth.

Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program (“Fundo de Financiamento Estudantil” or “Students Financing Fund”), which is financed by the Brazilian government. Adtalem Brazil also participates in PROUNI (“Programa Universidade para Todos” or “University for All Program”), a Brazilian governmental program, which provides scholarships to a portion of its undergraduate students under certain conditions. As of June 30, 2018, approximately 21% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program while approximately 23% have obtained scholarships under the PROUNI program. Without prior notice, during fiscal year 2015, the Brazilian government enacted changes to the FIES regulations limiting student eligibility for FIES funding and extending the government’s time to pay participating institutions. Restrictions or limitations on the FIES public loan program or student scholarships under the PROUNI program could have a material and adverse impact on Adtalem Brazil’s ability to attract and retain students and execute its plans for organic and inorganic growth, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Adtalem’s Business

Student enrollment at our schools is affected by legislative, regulatory and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollment effectively.

Adtalem’s future revenue and growth depend on a number of factors, including many of the regulatory risks discussed above and business risks discussed below. DeVry University and Carrington have experienced reduced new student enrollment in recent periods. Despite ongoing efforts to provide more scholarships to prospective students, and to increase quality and build our reputation, negative perceptions of the value of a college degree from one of our institutions, increased reluctance to take on debt and the resulting lower student consumer confidence may continue to impact enrollment in the future. In addition, technological innovations in the delivery of low-cost education alternatives and increased competition continue to negatively affect enrollment. Until legislative, regulatory and market uncertainty are resolved, it may be difficult to assess whether and to what extent our long-term revenue and growth prospects may be impacted.

Adtalem is subject to risks relating to enrollment of students. If Adtalem is not able to continue to successfully recruit and retain its students, it will not be able to sustain or grow revenue.

Adtalem’s undergraduate and graduate educational programs are concentrated in selected areas of technology, healthcare, law and business. If applicant career interests or employer needs shift away from these fields, and we do not anticipate or adequately respond to that trend, future enrollment and revenue may decline and the rates at which our graduates obtain jobs involving their fields of study could fall.

If our graduates are unable to find appropriate employment opportunities, we may not be able to recruit new students.

If employment opportunities for Adtalem graduates in fields related to their educational programs decline, future enrollment and revenue may decline as potential applicants choose to enroll at other educational institutions or providers offering different courses of study.

We face heightened competition in the postsecondary education market from both public and private educational institutions.

Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so. We compete with traditional public and private two-year and four-year colleges, other proprietary schools and alternatives to higher education. Some of our competitors, both public and private, have greater financial and nonfinancial resources than us. Some of our competitors, both public and private, are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adults. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase. This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our new student enrollment levels and student persistence and put downward pressure on our tuition rates, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees and contractors in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of a school or in connection with system upgrades from time to time.

Due to the sensitive nature of the information contained on our networks, such as students’ financial information and grades, our networks may be targeted by hackers. Anyone who circumvents security measures could misappropriate proprietary or confidential information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees or contractors that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by federal or state authorities and private litigants, any of which could have a material adverse effect on our business and result in the imposition of significant restrictions on us and our ability to operate.

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

The use of the internet and other online services has led to and may lead to the adoption of new laws and regulations in the U.S. or foreign countries and to new interpretations of existing laws and regulations. These new laws, regulations and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, value-added taxes, withholding taxes, cost of internet access and services, allocation and apportionment of income amongst various state, local and foreign jurisdictions, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the internet could increase our costs and materially and adversely affect our enrollment, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Adtalem’s ability to open new campuses, offer new programs and add capacity is dependent on regulatory approvals and requires financial and human resources.

As part of its strategy, Adtalem intends to open new campuses, offer new educational programs and add capacity to certain existing locations. Such actions require Adtalem to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations, programs and capacity may require significant financial investments and human resource capabilities. The failure to obtain appropriate approvals or to properly allocate financial and human resources could adversely impact Adtalem’s future growth.

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

As part of its strategy, Adtalem is actively considering acquisition opportunities in the U.S. and globally. Adtalem has acquired and expects to acquire additional education institutions or education related businesses that complement our strategic direction, some of which could be material to our operations. Any acquisition involves significant risks and uncertainties, including, but not limited to:

•	Inability to successfully integrate the acquired operations and personnel into our institutions and maintain uniform standards, controls, policies and procedures;
•	Failure to secure applicable regulatory approvals;
•	Assumption of known and unknown liabilities;
•	Diversion of significant attention of our senior management from day-to-day operations;
•	Issues not discovered in our due diligence process, including compliance issues, commitments and/or contingencies; and
•	Financial commitments, investments in foreign countries and compliance with debt covenants and ED financial responsibility scores.

Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.

Our effective tax rate could be subject to volatility or be adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. For example, as a consequence of the newly enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the cumulative foreign earnings are now deemed to be repatriated, resulting in a higher effective tax rate for our fiscal year ended June 30, 2018. In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws, due in part to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. To address the impact of the recent U.S. tax law changes, we recorded a provisional tax amount of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings; $4.9 million to record the impact of the reduction in tax rates on our net deferred tax asset position; and $2.7 million for state income and foreign withholding taxes on undistributed foreign earnings that are no longer intended to be indefinitely reinvested in foreign operations. We are still evaluating the tax provisions related to Global Intangible Low-Taxed Income (“GILTI”), and we have not made a policy election on how to account for the GILTI provisions of the Tax Act as allowed by the U.S. Generally Accepted Accounting Principles. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. In addition, the recent U.S. tax law changes are subject to further interpretations from U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or Internal Revenue Service, and this could change the provisional tax liability or the accounting treatment of the provisional tax liability based on updated guidance and interpretations. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Tax Act is payable by us over a period of up to eight years. As a result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full. In addition, Adtalem has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, which expires in fiscal year 2020, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents and royalties. If this law is not extended, or a similar law adopted, our consolidated tax provision would be impacted beginning in our fiscal year 2021, and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in various tax law provisions; tax treatment of stock-based compensation; costs related to intercompany or other restructurings; or other changes in tax rates, laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we have accrued tax and related interest for potential adjustments to tax liabilities for prior years, there can be no assurance that the outcomes from these continuous examinations will not have a material effect, either positive or negative, on our business, financial condition and results of operation.

Adtalem may experience movements in foreign currency exchange rates that could adversely affect our operating results.

As Adtalem expands internationally, Adtalem will conduct more transactions in currencies other than the U.S. dollar. The volume of transactions in the various foreign currencies could continue to increase, thus increasing Adtalem’s exposure to foreign currency exchange rate fluctuations. The financial position and results of operations of Adtalem’s investment in Adtalem Brazil are measured using the Brazilian Real as the functional currency. Brazilian-based assets constitute a material portion of Adtalem’s overall assets, and Brazilian-based liabilities constitute a material portion of Adtalem’s overall liabilities. Significant devaluations in the Brazilian Real will result in a significant devaluation in relation to the U.S. dollar. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Expansion into new international markets will subject Adtalem to risks inherent in international operations.

As part of its strategy, Adtalem has acquired and intends to acquire or establish additional educational operations outside of the U.S. To the extent that Adtalem expands internationally, Adtalem will face risks that are inherent in international operations including, but not limited to:

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

Adtalem has entered into a binding stock purchase agreement (the “SPA”) to sell DeVry University to Cogswell Education, LLC (“Cogswell” and such sale, the “DeVry Transaction”). Adtalem’s transfer of ownership of DeVry University to Cogswell is subject to numerous customary and other closing conditions, including the absence of certain conditions or restrictions in ED’s response to the pre-acquisition review application filed by DeVry University and the receipt of approvals or consents from regulators and accrediting bodies, including the HLC. There is no assurance that the conditions to closing will be satisfied in a timely manner or at all.

Additionally, Cogswell may terminate the SPA prior to the closing of the DeVry Transaction in certain circumstances, including in the event that ED’s response to the pre-acquisition review application filed by DeVry University contains certain conditions or restrictions, DeVry University’s enrollment declines below a certain threshold, claims of former DeVry University students under ED’s Defense to Repayment Regulations exceed a certain threshold, HLC fails or declines to take action to approve the DeVry Transaction prior to June 30, 2018 or the conditions to closing have not been met prior to January 19, 2019 (subject to each party’s right to extend such date for an additional 90 days under certain conditions). As of June 30, 2018, HLC did not take action to approve the DeVry Transaction.

If the DeVry Transaction is not completed, the valuation of Adtalem common stock may materially and adversely decline.

In addition, the separation of DeVry University from Adtalem is a substantial undertaking that requires, among other things, hiring employees and contracting for services for DeVry University in replacement of previously shared resources prior to closing the DeVry Transaction. In the event that the DeVry Transaction is delayed, the expenses of the separation, including additional personnel costs, may materially increase, which could materially impact Adtalem’s available cash.

A delayed or unsuccessful sale of Carrington could have a material adverse effect on the stock valuation of Adtalem or may impact the growth prospects or financial resources of Adtalem.

Adtalem has entered into a binding Membership Interest Purchase Agreement (the “MIPA”) to sell Carrington to San Joaquin Valley College, Inc. (“SJVC”) (the “Carrington Transaction”). Adtalem’s transfer of ownership of Carrington to SJVC is subject to certain customary and other closing conditions, including the absence of certain conditions or restrictions in ED’s response to the pre-acquisition review application filed by Carrington and the receipt of approvals or consents from regulators and accrediting bodies, including the Accrediting Commission for Community and Junior Colleges, Western Association of Schools and Colleges (“ACCJC”). There is no assurance that the conditions to closing will be satisfied in a timely manner or at all.

Additionally, SJVC may terminate the MIPA prior to the closing of the Carrington Transaction in certain circumstances, including in the event that ED’s response to the pre-acquisition review application filed by Carrington contains certain conditions or restrictions or the conditions to closing have not been met prior to December 31, 2018 (subject to each party’s right to extend such date for an additional 90 days under certain conditions).

If the Carrington Transaction is not completed, the valuation of Adtalem common stock may materially and adversely decline.

Adtalem’s goodwill and intangible assets potentially could be impaired if our business results and financial condition were materially and adversely impacted by risks and uncertainties.

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If Adtalem’s market capitalization were to remain below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of the Adtalem reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. At June 30, 2018, intangible assets from business combinations totaled $362.9 million and goodwill totaled $813.9 million. Together, these assets equaled 50% of total assets as of such date. If Adtalem’s business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring a possible write-off of up to $362.9 million of intangible assets and up to $813.9 million of goodwill.

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2 – PROPERTIES

Medical and Healthcare

Chamberlain

Chamberlain’s home office is located in Downers Grove, Illinois. Chamberlain currently operates 21 campuses, of which 11 are co-located with DeVry University and other Adtalem operations in owned and leased facilities. The others are located in leased facilities. Chamberlain’s total portfolio of academic and administrative operations comprise approximately 0.9 million square feet.

AUC

AUC’s nine-acre campus is located in St. Maarten. The campus is owned and includes approximately 218,500 square feet of academic, student-life and student residence facilities. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, recreational space and student residence facilities. Classrooms and laboratories are furnished with modern audio-visual equipment.

RUSM

RUSM’s foundations of medicine facilities of approximately 273,000 total square feet was located on an approximately 33-acre campus in Dominica, of which approximately 22-acres are occupied under lease and 11-acres are owned. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, recreational space and student residence facilities. Classrooms and laboratories are furnished with modern audio-visual equipment. Due to damage to the Dominica campus from Hurricane Maria in September 2017, RUSM currently operates out of 111,000 square feet of leased space in Knoxville, Tennessee and an additional facility on St. Kitts. See Hurricane Maria discussion in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

In January 2019, RUSM plans to relocate from its temporary locations in Tennessee and St. Kitts to Barbados. RUSM will lease approximately 102,000 square feet for its academic facilities in Barbados.

RUSVM

RUSVM’s pre-clinical instructional facilities of approximately 224,000 total square feet are located on a 50-acre site in St. Kitts which is owned. Educational facilities include an anatomy/clinical building, pathology building, research building with state of the art necropsy lab, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. Animal care facilities include kennels, an aviary and livestock barns. Student-life and student residence facilities are also located on the campus.

Medical and Veterinary Schools

RUSM’s administrative office and clinical administrative center is located in Miramar, Florida, with a satellite operation in North Brunswick, New Jersey, both of which are co-located with Chamberlain and DeVry University. Also, an administrative office in Pembroke Pines, Florida supports AUC. These three facilities total approximately 70,000 square feet.

Professional Education

ACAMS leases approximately 13,500 square feet for its headquarters in Miami, Florida. In addition to this main administrative office, ACAMS leases approximately 3,500 square feet of space in New York, New York for executive administrative staff. ACAMS also leases space in fewer than 10 locations globally, including 7,400 square feet in London England, for sales and administrative staff.

Becker is headquartered within Adtalem’s home offices in Chicago and Downers Grove, Illinois. Becker also leases space in fewer than 10 locations globally for sales and administrative staff.

Becker classes are conducted in leased facilities, fewer than 10 of which are leased on a full-time basis. The remaining classes are conducted in facilities, which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered at AUC and RUSM locations.

Technology and Business

Adtalem Brazil

 Adtalem Brazil operates 22 locations in Brazil. Adtalem Brazil’s administrative operations are located within campuses located in Fortaleza and São Paulo as well as in two additional non-campus locations in Salvador and Rio de Janeiro. All these locations comprise approximately 2.5 million square feet of space, of which approximately 2.0 million square feet are under lease agreements and approximately 0.5 million square feet are owned real estate.

Home Office

Adtalem’s home office staff is located in two leased facilities in Chicago and Downers Grove, Illinois utilizing 191,000 square feet of office space. In addition to these main administrative centers, Adtalem leases approximately 12,000 square feet of space in Chatsworth, California and 9,500 square feet in Porto, Portugal for staff devoted to curriculum and other development efforts.

Adtalem also owns a 108,000 square foot building in Naperville, Illinois. This site houses Adtalem’s online support operations and student finance administrative staff.

Adtalem’s leased facilities are occupied under leases whose remaining terms range from 1 to 10 years. A majority of these leases contain provisions giving Adtalem the right to terminate early or renew its lease for additional periods at various rental rates, although generally at rates higher than are currently being paid. Adtalem’s owned facilities total approximately 1.86 million square feet worldwide. No facility that is owned by Adtalem is subject to a mortgage or other indebtedness.

Discontinued Operations

DeVry University

DeVry University operates in 51 locations and maintains a home office within Adtalem’s owned site in Naperville, Illinois. These 52 locations comprise approximately 1.08 million square feet, of which, 700,000 square feet are under lease and approximately 383,000 square feet are owned. After closing the sale of DeVry University, Adtalem plans to lease or sublease to DeVry University 23 sites totaling 711,000 square feet, including the Naperville, Illinois owned office building, and assign leases on an additional 27 sites totaling 365,000 square feet to DeVry University. A contingent liability will remain with Adtalem for the assigned sites.

Carrington

Carrington operates in 20 locations and maintains a home office presence within its Sacramento, California campus. Carrington’s locations comprise approximately 544,000 square feet. After closing Carrington Transaction, Adtalem plans to sublease 8 sites totaling 218,000 square feet and assign leases on an additional 12 sites totaling 326,000 square feet to Carrington. A contingent liability will remain with Adtalem for the assigned sites.

ITEM 3 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 15: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

SUPPLEMENTARY ITEM-EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of Adtalem are:

Name, Age and Office		Business Experience

Lisa W. Wardell President and Chief Executive Officer, Adtalem Global Education	48	Ms. Wardell joined Adtalem in May 2016 as President and Chief Executive Officer. Previously, Ms. Wardell served on the Adtalem Board of Directors since 2008 and also chaired the audit and finance committee. Prior to joining Adtalem, Ms. Wardell was Executive Vice President and Chief Operating Officer of The RLJ Companies from 2004 through 2016.

Kathy Boden Holland Group President, Medical and Healthcare, Adtalem Global Education	51	Ms. Boden Holland joined Adtalem in May 2018 as Group President, Medical and Healthcare. Previously, Ms. Boden Holland served on the Adtalem Board of Directors since January 2017. Prior to joining Adtalem, Ms. Boden Holland was Executive Vice President, Bank Products and in other executive leadership roles at Elevate Credit from 2014 through 2018. Previously, Ms. Boden Holland was Executive Vice President, Corporate Development at Think Finance Incorporated from 2012 to 2014 and President of RLJ Financial LLC from 2010 to 2012.

Mehul Patel Group President, Professional Education, Adtalem Global Education	44	Mr. Patel joined Adtalem in September 2017 as Group President, Professional Education. Prior to joining Adtalem, Mr. Patel was President of Apollo Global (a subsidiary of Apollo Education Group) where he also held other executive leadership roles from 2009 through 2017. Previously, Mr. Patel held a variety of leadership roles at Kaplan Professional (a division of Kaplan Inc.) from 2005 through 2009.

Carlos Degas Filgueiras Group President, Technology and Business, Adtalem Global Education	44	Mr. Filgueiras joined Adtalem in 2009, as President of Adtalem Brazil, upon the acquisition of Fanor, where he had been a partner and President since 2004. In June 2016, Mr. Filgueiras was promoted to President, Technology and Business to oversee this vertical internationally, in addition to Adtalem Brazil.

Dr. Karen Cox President, Chamberlain University	58	Dr. Cox joined Adtalem in August 2018 as President of Chamberlain University. Prior to joining Adtalem, Dr. Cox served as Executive Vice President and Chief Operating Officer of Children’s Mercy – Kansas City, an independent, academic medical center in Missouri, from 2006 through August 2018. Prior to that role, Dr. Cox was Senior Vice President for Patient Care Services and Chief Nursing Officer from 2004 through 2006.

Dr. Susan L. Groenwald President Emeritus, Chamberlain University	69	Dr. Groenwald joined Adtalem in January 2006 as President of Chamberlain College of Nursing. Prior to joining Adtalem, Dr. Groenwald served as the director of operations for Focused Health Solutions, Inc., a disease management services firm for large self-insured employers. Dr. Groenwald retired as President of Chamberlain University in July 2018.

Name, Age and Office		Business Experience

James R. Bartholomew President, DeVry University	51	Mr. Bartholomew joined Adtalem in January 2014 as Chief Operating Officer at DeVry University. In September 2017, Mr. Bartholomew was promoted to President, DeVry University. Prior to joining Adtalem, Mr. Bartholomew was President at Le Cordon Bleu for 2013 and served in a variety of leadership roles at Universal Technical Institute from 2010 through 2012.

Donna Loraine President, Carrington College	65	Dr. Loraine joined Adtalem in 1993. Dr. Loraine held positions of increasing responsibility at DeVry University. Since 2007, Dr. Loraine served as Chief Academic Officer at DeVry University. In May 2016, Dr. Loraine was appointed President of Carrington College.

Patrick J. Unzicker Senior Vice President, Chief Financial Officer and Treasurer, Adtalem Global Education	47	Mr. Unzicker joined Adtalem in March 2006 as its Controller. In March 2012, Mr. Unzicker was appointed Vice President, Finance and Chief Accounting Officer and in March 2015, Mr. Unzicker assumed the Treasurer role. In June 2016, Mr. Unzicker was appointed Senior Vice President and Chief Financial Officer and maintains the Treasurer role. Prior to joining Adtalem, Mr. Unzicker was Vice President — Controller at Whitehall Jewelers, Inc., a mall-based retail jeweler, from July 2003 to March 2006.

Stephen W. Beard Senior Vice President, General Counsel, and Secretary, Adtalem Global Education	47	Mr. Beard joined Adtalem in February 2018 as Senior Vice President, Secretary and General Counsel. Prior to joining Adtalem, Mr. Beard held a variety of leadership roles at Heidrick & Struggles, International from 2003 through 2018 and was most recently Executive Vice President, Chief Administrative Officer and General Counsel.

Donna N. Jennings Senior Vice President, Human Resources, Adtalem Global Education	56	Ms. Jennings joined Adtalem in October 2006 as Senior Vice President of Human Resources. Prior to joining Adtalem, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Fernando Lau Senior Vice President, Chief Marketing Officer, Adtalem Global Education	42	Mr. Lau joined Adtalem in January 2010 as Vice President of Marketing and Admissions at Adtalem Brazil. In October 2016, Mr. Lau was appointed Senior Vice President and Chief Marketing Officer. Prior to joining Adtalem, Mr. Lau led the Trade Marketing departments of Motorola and Nokia in Brazil from 2007 to 2009.

Name, Age and Office		Business Experience

Christopher C. Nash Senior Vice President, Chief Information Officer, Adtalem Global Education	51	Mr. Nash joined Adtalem in 2010 as Chief Technology Officer and was promoted to Senior Vice President, Chief Information Officer in 2013. Prior to joining Adtalem, Mr. Nash was Chief Technology Officer at Millward Brown Group, a global market research organization and division of Kantar Group. Previously, Mr. Nash held technical leadership roles at Kraft Foods, Inc., Greenbrier & Russel, and Rand McNally.

Lisa M. Sodeika Senior Vice President, Corporate Relations, Adtalem Global Education	54	Ms. Sodeika joined Adtalem in March 2015 as Senior Vice President, External Relations and Regulatory Affairs (now, Corporate Relations). Prior to joining Adtalem, Ms. Sodeika served as Executive Vice President of Corporate Affairs at HSBC North America Holdings, Inc. from 2003 to 2014.

Kathleen Carroll Vice President, Controller, Adtalem Global Education	59	Ms. Carroll joined Adtalem in 2014 as Controller and was promoted to Vice President, Controller in July, 2016. Prior to joining Adtalem, Ms. Carroll served in a number of finance leadership roles for PepsiCo Beverages and Foods (formerly The Quaker Oats Company), most recently as Vice President, Finance for PepsiCo’s U.S. Foods division.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Adtalem’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “ATGE.” The stock transfer agent and registrar is Computershare Investor Services, L.L.C.

The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two fiscal years.

	Fiscal Year 2018			Fiscal Year 2017
	Dividends			Dividends
	Paid	High	Low	Paid	High	Low
First Quarter	$-	38.35	30.15	$-	26.38	17.76
Second Quarter	-	46.00	30.71	0.18	32.85	21.97
Third Quarter	-	50.00	41.76	-	35.90	30.80
Fourth Quarter	-	50.15	43.50	-	40.70	33.85

Approximate Number of Security Holders

There were 414 current active holders of record of Adtalem’s common stock as of August 1, 2018. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, Adtalem’s 401(k) and profit sharing plan and its Colleague Stock Purchase Plan. Adtalem believes that there are more than 10,000 beneficial holders of its common stock, including employees who own stock through the exercise of stock options, who own stock through participation in the Colleague Stock Purchase Plan, or who own stock through their investment election in Adtalem’s 401(k) and profit sharing plan.

Dividends

Adtalem is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from Adtalem’s subsidiaries may be restricted by law. Cash flow also is subject to certain restrictions by covenants in Adtalem’s credit facility, including maintaining fixed charge coverage and leverage at or above specified levels. Adtalem generated sufficient cash flow in fiscal year 2018 to fund its current operations, reinvest in capital equipment as appropriate and remain in full compliance with the covenants in its credit facility. The Adtalem Board of Directors (the “Board”) declared an $0.18 per share dividend in fiscal year 2017. This dividend was declared in November 2016 and paid in December 2016. On February 16, 2017, the Board determined to discontinue cash dividend payments for the foreseeable future. Any future payment of dividends will be at the discretion of the Board and will be dependent on projections of future earnings, cash flow, financial requirements of Adtalem and other factors as the Board deems relevant. See “Note 8: Dividends and Stock Repurchase Programs” to the Consolidated Financial Statements in Item 8 of this Form 10-K for historical dividend declaration information.

Recent Sales of Unregistered Securities - None

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters” in Part III of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2018	169,299	$48.44	169,299	$152,172,728
May 2018	188,308	$46.74	188,308	$143,371,787
June 2018	173,082	$48.53	173,082	$134,972,017
Total	530,689	$47.87	530,689	$134,972,017

(1) On February 16, 2017, the Board of Directors of Adtalem authorized a share repurchase program to buy back up to $300 million of Adtalem common stock through December 31, 2020. The total remaining authorization under this share repurchase program was $134,972,017 as of June 30, 2018.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	5,122	$47.69	NA	NA
May 2018	7,277	$46.84	NA	NA
June 2018	-	$-	NA	NA
Total	12,399	$47.19	NA	NA

(1) Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

Performance Graph

The following graph and chart compares the total cumulative return (assuming dividend reinvestment) on Adtalem’s common stock during the period from June 30, 2013, through June 30, 2018, with the cumulative return on the NYSE Composite Index (U.S. Companies) and the Peer Group (as defined below).

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2013

AMONG ADTALEM GLOBAL EDUCATION INC., NYSE COMPOSITE INDEX AND A PEER GROUP

	June 30,
	2013	2014	2015	2016	2017	2018
Adtalem Global Education Inc.	100.0	137.7	98.4	59.6	127.5	161.6
NYSE Composite Index (U.S. Companies)	100.0	123.6	124.7	124.5	143.3	156.3
Peer Group (1)	100.0	128.2	110.2	106.6	199.6	261.1

Data for this graph were provided by Zacks Investment Research.

Assumes $100 was invested on June 30, 2013 in Adtalem Global Education Inc. common stock, the NYSE Composite Index (U.S. Companies) and the Peer Group, and that all dividends were reinvested.

(1) The “Peer Group” consists of the following companies selected on the basis of similarity in nature of their businesses: Bridgepoint Education, Inc., Capella Education Co., Career Education Corp., Grand Canyon Education, Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute, Inc. Adtalem believes that, including itself, these companies represent the majority of the market value of publicly traded companies whose primary business is education.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data for Adtalem for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data,” on page 139 of this Form 10-K.

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

As described further below, on December 4, 2017, Adtalem announced the signing of a definitive agreement to divest the outstanding equity interests of DeVry University, Inc. and DeVry/New York Inc. (collectively, “DeVry University”), with an expected closing date occurring in early fiscal year 2019. In addition, on June 28, 2018, Adtalem signed a definitive agreement to divest U.S. Education Holdings LLC (d/b/a Carrington College (“Carrington”)), with an expected closing date occurring by mid-fiscal year 2019. Accordingly, the results of DeVry University and Carrington are presented as discontinued operations within this Annual Report on Form 10-K. Also see “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8 for further discussion.

OVERVIEW

Adtalem’s financial results for fiscal year 2018 reflect revenue growth of $23.3 million, or 1.9%, compared to the prior year, driven by increased revenue in the Medical and Healthcare and Professional Education segments. These increases were partially offset by a decrease in revenue in the Technology and Business segment. Pre-tax income from continuing operations, excluding regulatory settlements, increased 8.3%, or $15.3 million, compared to the prior year, primarily as a result of the increased revenue and improved operating leverage as a result of cost control measures implemented across all Adtalem institutions and the home office. Net income in fiscal year 2018 includes an increase in income tax expense of $103.9 million related to tax reform legislation signed into law in December 2017. This increase was partially offset by a net tax benefit of $48.9 million recognized for the loss on Adtalem’s investment in Carrington. Operational and financial highlights for fiscal year 2018 include:

•	Chamberlain University (“Chamberlain”) revenue grew by 2.4% in fiscal year 2018 compared to the prior year. For the May 2018 session, total student enrollment at Chamberlain increased 4.7% to 30,309 students compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations. In May 2018, Chamberlain opened its twenty-first location in New Orleans, Louisiana on the Ochsner Medical Center campus. Chamberlain’s Master of Public Health (“MPH”) program began classes in July 2017.

•	Despite the serious business interruptions and property damage caused by Hurricanes Irma and Maria, both American University of the Caribbean School of Medicine (“AUC”) and Ross University School of Medicine (“RUSM”) were able to complete the September 2017 basic science semesters by January 5, 2018, at alternative teaching sites. No instruction time was lost in the January and May 2018 semesters as most AUC students moved back to the St. Maarten campus and RUSM students were relocated to other facilities.

•	The Association of Certified Anti-Money Laundering Specialists (“ACAMS”) reached over 65,000 members worldwide.

•	On December 4, 2017, Adtalem entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Adtalem agreed to sell DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. Divesting this operating segment will reduce the organization’s dependence on government Title IV funds for its revenue, which is one of Adtalem’s strategic goals.

•	On June 28, 2018, Adtalem entered into a Membership Interest Purchase Agreement (“MIPA”), pursuant to which Adtalem agreed to sell Carrington to San Joaquin Valley College, Inc. (“SJVC”) for de minimis consideration. Divesting this operating segment will reduce the organization’s dependence on government Title IV funds for its revenue, which is one of Adtalem’s strategic goals.

•	On April 13, 2018, Adtalem refinanced its existing $400 million revolving credit agreement by entering into a new $300 million, five-year term revolving credit agreement and a $300 million, seven-year term loan facility.

•	Adtalem continued its tenth share repurchase program by repurchasing a total of 3,544,845 shares of Adtalem’s common stock at an average cost of $38.66 per share during fiscal year 2018.

•	Adtalem’s financial position remained strong, generating $239.2 million of operating cash flow during fiscal year 2018. As of June 30, 2018, cash and cash equivalents totaled $430.7 million and outstanding borrowings totaled $300.0 million.

•	On August 3, 2018, Adtalem announced plans to relocate RUSM to Barbados from its temporary location in Knoxville, Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and a facility on St. Kitts. Academic facilities will be located in Bridgetown. Student housing will be located close to academic facilities in the parish of Christ Church at an existing housing community that will include amenities, student services and convenient transportation to campus. It is expected that students will begin the January 2019 semester in Barbados, pending final regulatory approval from the U.S. Department of Education (“ED”).

HURRICANES

Hurricane Irma

On September 6, 2017, Category 5 Hurricane Irma (“Irma”) caused widespread damage to a large section of the islands of the Caribbean Sea. Irma forced the temporary shut-down of basic science academic instruction of AUC and caused significant damage to AUC’s physical property on the island of St. Maarten. All AUC facilities on the island suffered some degree of damage and could not sustain educational operations. The island’s infrastructure was severely incapacitated. Adtalem evacuated all students and faculty, and some staff from the island following the storm. Classes for AUC’s September 2017 semester had not commenced as of the date the hurricane struck St. Maarten. AUC management determined that repairs to its facilities and the island infrastructure could not be completed in time to teach the September 2017 basic science semester in St. Maarten; thus, an alternative teaching site was identified. AUC contracted with University of Central Lancashire (“UCLAN”), a public university in Preston, United Kingdom to provide classroom facilities, housing and student support for AUC educational operations. All appropriate accreditation and regulatory approvals to teach in Preston were obtained and on September 29, 2017, AUC students began basic science academic instruction on the UCLAN campus. Beginning with the January 2018 semester, new AUC students, along with students in their second and third semesters were back on the island of St. Maarten, while those in their fourth and fifth semesters continued their studies in Preston. Beginning with the May 2018 semester, fourth semester students also returned to St. Maarten, while those in their fifth semester continued their studies in Preston.

As of June 30, 2018, AUC recorded expenses of $18.7 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at UCLAN. Based upon preliminary damage assessments of the AUC facilities, impairment write-downs of building, building improvements, furniture and equipment of $15.3 million were recorded as of June 30, 2018. Management estimates that total costs to repair and replace damaged facilities and equipment will be in the range of $15 to $20 million. Costs and damage repairs are expected to be covered under AUC’s insurance policies, subject to deductibles. AUC has received insurance proceeds of $20 million as of June 30, 2018, for partial payment of insurance settlements. As of June 30, 2018, insurance proceeds of $17.2 million were recorded as an offset to the $18.7 million of evacuation expenses and incremental instructional costs incurred, less insurance deductibles of $1.5 million. Received and expected insurance proceeds of $11.6 million were recorded as an offset to the $15.3 million asset write-downs recorded through June 30, 2018, less insurance deductibles of $3.8 million. Management does not believe at this time that AUC has incurred significant uninsured costs associated with hurricane losses.

The effects of starting the semester late in September 2017 reduced revenue in the first quarter of fiscal year 2018 by approximately $3.4 million, of which $2.0 million and $1.4 million were recognized in the second and third quarters of fiscal year 2018, respectively. Of the students originally registered for the September 2017 semester, approximately 94% continued the semester in Preston. Approximately half of the students who took a leave of absence in September 2017 resumed attendance in the January 2018 or May 2018 semesters.

Management does not believe the effects of Irma have created a triggering event that would require an impairment analysis of AUC’s indefinite-lived intangible assets and goodwill. Damage to physical property has been repaired with the majority of costs expected to be reimbursable by insurance proceeds. The September 2017 semester was completed with minimal lost students and revenue and commencement of future semesters was not impacted. Management believes its response to the crisis and its ability to continue providing educational services demonstrates AUC’s ability to generate future revenue and operating results sufficient to maintain fair values of AUC’s assets in excess of their carrying values.

Hurricane Maria

On September 19, 2017, Category 5 Hurricane Maria (“Maria”) caused widespread damage to a large section of the islands of the Caribbean Sea. Maria forced the temporary shut-down of basic science academic instruction of RUSM and caused significant damage to RUSM’s physical property on the island of Dominica. All RUSM facilities on the island suffered some degree of damage and could not sustain educational operations. The island’s infrastructure was severely incapacitated. Adtalem evacuated all students and most faculty, and some staff from the island following the storm. RUSM basic science students had completed two weeks of classes in the September 2017 semester before the hurricane struck Dominica. Due to the significant damage on the island, repairs to the island infrastructure could not be completed in time to resume teaching the September 2017 semester in Dominica; thus, an alternative teaching site was identified. RUSM contracted with a cruise ship operator to provide a vessel, which was docked off of the island of St. Kitts and used for classroom facilities and housing for RUSM basic science educational operations. All appropriate accreditation and regulatory approvals to teach on the vessel in St. Kitts were obtained and on October 23, 2017, RUSM basic science students began completion of the September 2017 semester instruction on the ship. Beginning with the January 2018 semester and continuing for the May 2018 semester, RUSM students are temporarily relocated to LMU and to an additional facility on St. Kitts. Appropriate regulatory and accreditor approvals have been obtained for these temporary locations. RUSM is using its own medical sciences curriculum and faculty while making use of the LMU teaching and office facilities, including an anatomy lab. RUSM students are expected to remain in Tennessee through the end of the September 2018 semester.

As of June 30, 2018, RUSM recorded expenses of $44.5 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching on the ship in St. Kitts and at LMU. Based upon preliminary damage assessments of the RUSM facilities, impairment write-downs of building, building improvements, furniture and equipment of $15.7 million were recorded as of June 30, 2018. Management estimates that total costs to repair and replace damaged facilities and equipment will be in the range of $30 to $40 million. Costs and damage repairs are expected to be covered under RUSM’s insurance policies, subject to deductibles. RUSM has received insurance proceeds of $40 million as of June 30, 2018, and received a commitment in June 2018 authorizing an additional $10 million partial payment of insurance settlements. As of June 30, 2018, insurance proceeds of $41.8 million were recorded as an offset to the $44.5 million of evacuation expenses and incremental instructional costs incurred, less insurance deductibles of $2.7 million. Expected insurance proceeds of $10.3 million were recorded as an offset to the $15.7 million asset write-downs recorded through June 30, 2018, less insurance deductibles of $5.4 million. Management does not believe at this time that RUSM has incurred significant uninsured costs associated with hurricane losses.

The effect of interrupting the September 2017 semester, along with losing some students due to the transition from Dominica to the temporary locations in St. Kitts and Tennessee, reduced revenue in fiscal year 2018 by approximately $4.6 million. Of the students originally registered for the September 2017 semester, approximately 78% continued the semester in St. Kitts. Of those not continuing the September 2017 semester, almost 90% returned for the January 2018 and May 2018 semesters.

Management does not believe the effects of Maria have created a triggering event that would require an impairment analysis of RUSM’s indefinite-lived intangible assets and goodwill. Damage to physical property is repairable with the majority of costs expected to be reimbursable by insurance proceeds. The September 2017 semester was completed with minimal lost students and management does not expect future extraordinary revenue loss or delays commencing classes. Management believes its response to the crisis and its ability to continue providing educational services demonstrates RUSM’s ability to generate future revenue and operating results sufficient to maintain fair values of RUSM’s assets in excess of their carrying values. As described above, on August 3, 2018, management announced its decision to not return to the Dominica campus. Since the Dominica facilities will no longer be used by RUSM, management will evaluate the net realizable value of the land, buildings and equipment, which had a net book value of $35.2 million at June 30, 2018, in the first quarter of fiscal year 2019. This may require write-down of all or a portion of these assets.

DIVESTITURE OF DEVRY UNIVERSITY

On December 4, 2017, Adtalem, entered into the Purchase Agreement, pursuant to which Adtalem agreed to sell DeVry University to Cogswell for de minimis consideration. To support DeVry University’s future success, Adtalem has committed to transferring DeVry University with a minimum working capital balance of $7.5 million at the closing date. The Purchase Agreement includes an earn-out entitling Adtalem to payments of up to $20 million paid over a ten-year period based on DeVry University’s free cash flow.

DeVry University is an operating segment and was previously included in our former U.S. Traditional Postsecondary reporting segment. Subject to the terms and conditions of the Purchase Agreement it will be sold in its entirety. Divesting DeVry University is a strategic shift in the operations of Adtalem. This segment offers principally bachelor’s and master’s degrees in technology and business in the U.S., and Adtalem will be exiting this market with this disposition. Adtalem’s only other operating segment that grants primarily bachelor’s and master’s degrees is Chamberlain, and these degrees are in nursing and related medical fields. Selling the DeVry University operating segment will reduce the organization’s dependence on government Title IV funds for its revenue, which is one of Adtalem’s important strategic goals. DeVry University is the legacy business of Adtalem and at one time accounted for the majority of its consolidated revenue and operating income. Disposal of this operating segment will have a significant effect on the operations and financial results of Adtalem. DeVry University employs approximately 1,400 full-time faculty and staff and requires significant home office administrative support, absorbing approximately 30% of all home office administrative costs.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we are classifying the DeVry University entity as “Held for Sale” and “Discontinued Operations” as of June 30, 2018. As a result, all financial results, disclosures and discussions of continuing operations in this Annual Report on Form 10-K exclude DeVry University operations, unless otherwise noted.

DIVESTITURE OF CARRINGTON COLLEGE

On June 28, 2018, Adtalem entered into the MIPA, pursuant to which Adtalem agreed to sell Carrington to SJVC for de minimis consideration. To support Carrington’s future success, Adtalem has agreed to make a capital contribution of $11.5 million to Carrington, subject to adjustment based on an agreed working capital balance at the closing date.

Carrington is an operating segment and was previously included in our former U.S. Traditional Postsecondary reporting segment. Subject to the terms and conditions of the MIPA it will be sold in its entirety. Divesting Carrington is a strategic shift in the operations of Adtalem. This segment offers principally career specific certificate or associate degree programs in the U.S., and Adtalem will be exiting this market with this disposition. Selling the Carrington operating segment will reduce the organization’s dependence on government Title IV funds for its revenue, which is one of Adtalem’s important strategic goals. Disposal of this operating segment will have a significant effect on the operations and financial results of Adtalem. Carrington employs approximately 550 full-time faculty and staff and requires home office administrative support, absorbing approximately 5% of all home office administrative costs.

In accordance with GAAP, we are classifying the Carrington entity as “Held for Sale” and “Discontinued Operations” as of June 30, 2018. As a result, all financial results, disclosures and discussions of continuing operations in this Annual Report on Form 10-K exclude Carrington operations, unless otherwise noted.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During fiscal year 2018, Adtalem classified the operating results of DeVry University and Carrington as discontinued operations, and recorded special items related to the following:

•	Restructuring charges related to severance for workforce reductions and real estate consolidations at the medical and veterinary schools, Becker and Adtalem’s home office in order to align its cost structure with operating changes, and asset impairment charges at Adtalem Education of Brazil (“Adtalem Brazil”) related to the expected fiscal year 2019 dispositions of the Sao Luis and Joao Pessoa institutions.
•	Income tax charges related to implementation of the Tax Cuts and Jobs Act of 2017.
•	A net tax benefit for the loss on Adtalem’s investment in Carrington.

During fiscal year 2017, Adtalem classified the operating results of DeVry University and Carrington as discontinued operations, and recorded special items related to the following:

•	Restructuring charges related to severance for workforce reductions and real estate consolidations at the administrative support operations of the medical and veterinary schools and Adtalem’s home office in order to align its cost structure with enrollment.

•	Charges arising from the settlement agreements with the Federal Trade Commission (“FTC”) and the Office of the Attorney General of the State of New York (“NYAG”).

During fiscal year 2016, Adtalem classified the operating results of DeVry University and Carrington as discontinued operations, and recorded special items related to the following:

•	Restructuring charges related to real estate consolidations at Chamberlain and severance for workforce reductions at Adtalem’s home office in order to align its cost structure with enrollment.
•	An asset fair value write-down at Becker, classified below as restructuring.

The following table illustrates the effects of the discontinued operations and special items on Adtalem’s net income. Management believes that the non-GAAP disclosure of adjusted net income and adjusted earnings per share excluding the discontinued operations and special items provides investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations and is useful for period-over-period comparisons of such operations given the nature of discontinued operations, restructuring charges, regulatory settlements and certain income tax charges and deductions. Adtalem uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, Adtalem’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share amounts):

	Fiscal Year
	2018	2017	2016
Net Income (Loss)	$33,769	$122,283	$(3,166)
Earnings (Loss) per Share (diluted)	$0.54	$1.91	$(0.05)
Continuing Operations:
Restructuring Expense	$5,067	$12,973	$2,389
Effect on Earnings per Share (diluted)	$0.08	$0.20	$0.04
Tax Cuts and Jobs Act of 2017	$103,878	$-	$-
Effect on Earnings per Share (diluted)	$1.67	$-	$-
Net Tax Benefit on Carrington Loss	$(48,903)	$-	$-
Effect on Earnings per Share (diluted)	$(0.79)	$-	$-
Regulatory Settlements	$-	$52,150	$-
Effect on Earnings per Share (diluted)	$-	$0.81	$-
Income Tax Impact on Non-GAAP Adjustments (1)	$(1,083)	$(24,666)	$(469)
Effect on Earnings per Share (diluted)	$(0.02)	$(0.39)	$(0.01)
Discontinued Operations, net of tax	$80,146	$(2,309)	$128,252
Effect on Earnings per Share (diluted)	$1.29	$(0.04)	$1.99
Net Income from Continuing Operations Excluding Special Items, net of tax	$172,874	$160,431	$127,006
Earnings per Share from Continuing Operations Excluding Special Items (diluted)	$2.78	$2.51	$1.97
Diluted Shares used in EPS calculation	62,280	64,019	64,371

(1) Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income (Loss) for fiscal years 2018, 2017 and 2016. Percentages may not add because of rounding.

	Fiscal Year
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of Educational Services	52.4%	52.8%	52.7%
Student Services and Administrative Expense	30.3%	30.6%	32.7%
Restructuring Expense	0.4%	1.1%	0.2%
Regulatory Settlements	0.0%	4.3%	0.0%
Total Operating Cost and Expense	83.1%	88.8%	85.5%
Operating Income from Continuing Operations	16.9%	11.2%	14.5%
Net Interest Expense	(0.7)%	(0.4)%	(0.5)%
Income from Continuing Operations Before Income Taxes	16.1%	10.9%	14.0%
Income Tax Provision	(6.8)%	(0.8)%	(2.3)%
Equity Method Investment Loss	(0.0)%	(0.1)%	0.0%
Income from Continuing Operations	9.3%	10.0%	11.6%
(Loss) Income on Discontinued Operations, Net of Tax	(6.5)%	0.2%	(11.9)%
Net Income (Loss)	2.8%	10.2%	(0.3)%
Net Income Attributable to Noncontrolling Interest	(0.0)%	(0.1)%	(0.0)%
Net Income (Loss) Attributable to Adtalem Global Education	2.7%	10.1%	(0.3)%

FISCAL YEAR ENDED JUNE 30, 2018 VS. FISCAL YEAR ENDED JUNE 30, 2017

REVENUE

All discussions of the results of operations exclude the results of DeVry University and Carrington, which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

The following table presents revenue by segment detailing the changes from the prior year including disclosures of the effect of Hurricanes Irma and Maria, acquisitions and changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for fiscal year 2018 of $1,231.2 million increased 1.9%, or $23.3 million, compared to the prior year. Revenue results by segment are discussed in more detail in the sections below:

	Year Ended June 30, 2018
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Revenue:
Fiscal Year 2017 as Reported	$802,462	$131,769	$276,341	$(2,663)	$1,207,909
Organic Growth	17,779	14,198	1,929	71	33,977
Effect of Acquisitions	-	1,228	1,734	-	2,962
Hurricane Impact	(4,567)	-	-	-	(4,567)
Effect of Currency Change	-	-	(9,070)	-	(9,070)
Fiscal Year 2018 as Reported	$815,674	$147,195	$270,934	$(2,592)	$1,231,211

Fiscal Year 2018 % Change:
Organic Growth	2.2%	10.8%	0.7%	NM	2.8%
Effect of Acquisitions	-	0.9%	0.6%	NM	0.2%
Hurricane Impact	(0.6)%	-	-	NM	(0.4)%
Constant Currency Change	1.6%	11.7%	1.3%	NM	2.7%
Effect of Currency Change	-	-	(3.3)%	NM	(0.8)%
Fiscal Year 2018 % Change as Reported	1.6%	11.7%	(2.0)%	NM	1.9%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 1.6%, or $13.2 million, to $815.7 million in fiscal year 2018 compared to the prior year. Revenue in fiscal year 2018 increased at Chamberlain driven primarily by increasing student enrollment and at the medical and veterinary schools driven primarily by tuition increases, which were partially offset by enrollment declines related to the hurricanes. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain

Chamberlain Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018	May 2018
New Students	2,497	4,962	2,806	4,472	2,830	3,896
% Change from Prior Year	16.5%	(0.8)%	5.5%	6.9%	4.3%	3.1%
Total Students	26,811	30,062	29,719	31,333	31,053	30,309
% Change from Prior Year	6.3%	4.5%	5.1%	5.2%	4.5%	4.7%

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
New Students	2,144	5,003	2,660	4,185	2,713	3,779
% Change from Prior Year	(1.7)%	1.2%	3.2%	(3.0)%	11.7%	4.0%
Total Students	25,229	28,781	28,268	29,789	29,726	28,961
% Change from Prior Year	15.9%	11.5%	10.2%	6.6%	7.3%	5.7%

Chamberlain revenue increased 2.4%, or $11.2 million, to $472.8 million in fiscal year 2018 compared to the prior year, driven primarily by total enrollment increases. The improved new and total student enrollment in fiscal year 2018 was primarily the result of higher enrollment in all tracks of the Master of Science in Nursing (“MSN”) degree and improved new student enrollment and retention in the campus-based Bachelor of Science of Nursing (“BSN”) program. The new MPH program, which was first offered in July 2017, also added to the new and total student enrollment increases. These were partially offset by a modest decline in total student enrollment for the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) completion option.

Chamberlain currently operates 21 campuses in 15 states. Chamberlain’s newest campus in New Orleans, Louisiana, began instruction in May 2018.

Tuition Rates:

Effective for sessions beginning in July 2017, tuition is $675 per credit hour for students enrolling in the BSN onsite program. Tuition for the RN-to-BSN online degree program is $590 per credit hour. Tuition for the online MSN program is $650 per credit hour. For students enrolled in the Family Nurse Practitioner (“FNP”) track, tuition is $665 per credit hour for the ten FNP specialty courses. Tuition for the online Doctor of Nursing Practice (“DNP”) program is $750 per credit hour. Tuition for the MPH program is $550 per credit hour. All of these rates are unchanged from the prior year. These tuition rates do not include the cost of books, supplies, transportation or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2018
Term	Sept. 2017	Jan. 2018	May 2018
New Students	812	515	499
% Change from Prior Year	0.7%	11.5%	9.0%
Total Students	5,744	5,938	5,556
% Change from Prior Year	(6.9)%	1.3%	1.2%

	Fiscal Year 2017
Term	Sept. 2016	Jan. 2017	May 2017
New Students	806	462	458
% Change from Prior Year	(18.7)%	(10.8)%	(14.4)%
Total Students	6,168	5,863	5,491
% Change from Prior Year	(5.8)%	(8.0)%	(6.1)%

Hurricanes Irma and Maria affected student enrollment in fiscal year 2018 at AUC and RUSM (collectively the “medical schools”). The medical schools experienced combined decreases in new student and total student enrollment of 3.8% and 10.4%, respectively, in the September 2017 semester compared to the September 2016 semester. These decreases were offset by increases in new student and total student enrollment of 4.4% and 1.4%, respectively, at Ross University School of Veterinary Medicine (“RUSVM”). The principal driver of the decrease in medical school enrollment in the September 2017 semester was the disruption caused by the hurricanes. Some new students delayed entry and a number of returning students took a leave of absence in this semester. A significant number of these students then returned for the January 2018 semester, in which the medical schools’ combined new and total enrollment increased 26.0% and 1.2%, respectively, compared to the January 2017 semester. The medical schools’ new student enrollment for the first two semesters of fiscal year 2018 increased 5.7% compared to the first two semesters of fiscal year 2017. The new enrollment increase at the medical schools in the January 2018 semester was partially offset by a decrease in new student enrollment of 4.3% at RUSVM compared to the January 2017 semester. New and total student enrollment increased at both the combined medical schools and RUSVM in the May 2018 semester compared to the prior year. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, heightened competition may adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs.

The medical and veterinary schools’ revenue increased 0.6%, or $2.0 million, to $342.8 million in fiscal year 2018 compared to the prior year. The main drivers of this increase were tuition price increases at the medical schools and enrollment increases at RUSVM. These increases were partially offset by $4.6 million in lost revenue at the medical schools as a result of students taking a leave of absence due to the hurricanes. The hurricanes forced postponement of the September 2017 semester basic science academic instruction at the medical schools, along with students withdrawing due to these disruptions. These disruptions also resulted in lower average total student enrollment at the medical schools in fiscal year 2018 compared to the prior year. In addition, enrollment declines at the medical schools in the May 2017 semester, which contributed revenue for the first two months of fiscal year 2018, resulted in decreased revenue. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, and improving the effectiveness of marketing strategies by restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year. Management believes that these strategies were primarily responsible for the 5.8% increase in new student enrollment in the combined September 2017, January 2018 and May 2018 semesters compared to the prior year.

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

Professional Education

Revenue in the Professional Education segment increased 11.7%, or $15.4 million, to $147.2 million in fiscal year 2018 compared to the prior year. The increase is driven by revenue growth at ACAMS of 51.0% in fiscal year 2018 compared to the prior year. This increase was partially offset by a decline in the number of CPA exam candidates taking the Becker CPA Exam Review Course compared to the prior year resulting in a revenue decrease at Becker of 6.4% in fiscal year 2018 compared to the prior year. ACAMS’s membership has increased to over 65,000, which is an increase of approximately 80% since July 2016, driven by strong growth in the Asia Pacific region as well as expansion in the business-to-business partnerships in Europe.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of Adtalem Brazil, decreased 2.0%, or $5.4 million, to $270.9 million in fiscal year 2018 compared to the prior year. The change in value of the Brazilian Real compared to the U.S. dollar decreased reported revenue in fiscal year 2018 by $9.1 million compared to the prior year. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the prior year compared to those conversions at exchange rates in effect during the current fiscal year. On a constant currency basis, revenue increased 1.3% in fiscal year 2018 compared to the prior year. The increase in revenue was driven by the acquisition of São Judas Tadeu (“SJT”) in November 2017 and an increase in total student enrollment across several of the higher education institutions. These increases were partially offset by the impacts of process delays in the “Programa Universidade para Todos” or “University for All Program” (“PROUNI”) and the “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) programs, along with increased competition. The process delays included a change in the granting calendar that delayed entry of students in the first semester of calendar year 2018. See below for further discussion of the changes in the FIES program. Also, partially offsetting revenue increases was a decline in the number of students enrolled in law exam test preparation courses. This decline is related to changes in the exam resulting in lower pass rates for the first level of the exam, which lowered demand for preparation courses for the subsequent level.

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

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damásio Educacional (“Damasio”). The November 2017 acquisition of SJT did not affect the fiscal year 2018 enrollment figures because these test preparation students are also excluded from reported enrollment. The effect of acquisitions on the fiscal year 2017 enrollment figures are as follows:

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

Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As noted above, management believes the decrease in new student enrollment in the September 2017 semester and the decrease in total student enrollment in the March 2018 semester are primarily the result of the country’s economic challenges, changes in the FIES program and increased competition. As of June 30, 2018, approximately 21% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 20% of Adtalem Brazil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, the changes enacted in fiscal year 2018 reducing the number of FIES contracts available for grant by approximately 31% to all higher education institutions in Brazil, have impacted Adtalem Brazil’s growth. Adtalem Brazil institutions have increased efforts to attract more non-FIES students in order to diversify their payer mix. Also, Adtalem Brazil is working with private lenders to increase funding sources for prospective students. Management believes Adtalem Brazil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing FIES loans.

The Brazilian government recently changed regulations on opening and operating distance learning in the country. The approval process for launching online facilities was streamlined, making this segment more economically attractive to larger institutions. Adtalem Brazil began offering several bachelor’s and associate degree programs via distance learning in February 2018. These programs are offered under the Damasio-Unifavip brand. They are delivered through the Damasio network of over 200 learning centers, which currently has the infrastructure and staff necessary to support distance learning degrees. These online programs are not currently a significant contributor to Adtalem Brazil’s revenue.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities and the provision for uncollectible accounts.

	Year Ended June 30, 2018
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Cost of Educational Services:
Fiscal Year 2017 as Reported	$417,615	$24,834	$189,470	$6,326	$638,245
Cost Increase (Reduction)	(1,091)	434	(1,162)	(801)	(2,620)
Effect of Acquisitions	-	868	954	-	1,822
Hurricane Impact	13,372	-	-	-	13,372
Effect of Currency Change	-	-	(5,215)	-	(5,215)
Fiscal Year 2018 as Reported	$429,896	$26,136	$184,047	$5,525	$645,604

Fiscal Year 2018 % Change:
Cost Increase (Reduction)	(0.3)%	1.7%	(0.6)%	NM	(0.4)%
Hurricane Impact	3.2%	-	-	NM	2.1%
Effect of Acquisitions	-	3.5%	0.5%	NM	0.3%
Constant Currency Change	2.9%	5.2%	(0.1)%	NM	2.0%
Effect of Currency Change	-	-	(2.8)%	NM	(0.8)%
Fiscal Year 2018 % Change as Reported	2.9%	5.2%	(2.9)%	NM	1.2%

Cost of Educational Services increased 1.2%, or $7.4 million, to $645.6 million in fiscal year 2018 compared to the prior year. Excluding the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services increased 2.0%, or $12.6 million, in fiscal year 2018 compared to the prior year. The increase in costs in fiscal year 2018 was the result of $13.4 million in charges representing the deductibles under insurance policies, incurred for facility and equipment impairment write-offs and the evacuations of AUC and RUSM students, faculty and staff in the wakes of Hurricanes Irma and Maria. This increase was partially offset by cost savings primarily as a result of cost reduction measures across all segments.

As a percentage of revenue, Cost of Educational Services was 52.4% in fiscal year 2018 compared to 52.8% in the prior year. The decrease in the ratio in fiscal year 2018 was primarily the result of the cost reduction efforts across all institutions and the increased contribution of ACAMS higher gross margin results.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

	Year Ended June 30, 2018
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Student Services and Administrative Expense:
Fiscal Year 2017 as Reported	$195,126	$87,069	$50,666	$36,182	$369,043
Cost Increase (Reduction)	178	5,938	6,808	(7,670)	5,254
Effect of Acquisitions	-	-	188	-	188
Effect of Currency Change	-	-	(1,421)	-	(1,421)
Fiscal Year 2018 as Reported	$195,304	$93,007	$56,241	$28,512	$373,064

Fiscal Year 2018 % Change:
Cost Increase (Reduction)	0.1%	6.8%	13.4%	NM	1.4%
Effect of Acquisitions	-	-	0.4%	NM	0.1%
Constant Currency Change	0.1%	6.8%	13.8%	NM	1.5%
Effect of Currency Change	-	-	(2.8)%	NM	(0.4)%
Fiscal Year 2018 % Change as Reported	0.1%	6.8%	11.0%	NM	1.1%

Student Services and Administrative Expense increased 1.1%, or $4.0 million, to $373.1 million in fiscal year 2018 compared to the prior year. Excluding the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense increased 1.5%, or $5.4 million, in fiscal year 2018 compared to the prior year. Cost increases to support growth at Chamberlain, ACAMS and Adtalem Brazil were the main drivers of the increase in costs. Student recruiting costs at Adtalem Brazil also increased as more effort to attract students was necessary due to the changes in the FIES program, as described in the earlier discussion on revenue. These increases were partially offset by cost reduction measures at the medical and veterinary schools and Adtalem’s home office. Over the past several years, Adtalem has reduced costs through staffing adjustments while maintaining services that drive successful student outcomes. Amortization of finite-lived intangible assets declined 14.6%, or $1.6 million, in fiscal year 2018 compared to the prior year. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense was 30.3% in fiscal year 2018 compared to 30.6% in the prior year. Cost reduction measures noted above and the increased contribution of ACAMS higher operating margin resulted in the improved ratio.

Restructuring Expense

During fiscal year 2018, Adtalem recorded restructuring charges related to workforce reductions and real estate consolidations at the medical and veterinary schools, Becker Europe and Adtalem’s home office. At Adtalem Brazil, restructuring charges were recorded for the planned divestitures of the Sao Luis and Joao Pessao institutions in fiscal year 2019. We also recorded a reduction to restructuring charges in fiscal year 2018 for an adjustment to previously accrued estimates for real estate consolidations at Adtalem’s home office. During fiscal year 2017, Adtalem recorded restructuring charges related to real estate consolidations and workforce reductions at the administrative support operations of the medical and veterinary schools and Adtalem’s home office. Termination benefit charges, as a result of reducing Adtalem’s workforce by 196 and 173 positions in fiscal years 2018 and 2017, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 16: Segment Information” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2018			Year Ended June 30, 2017
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$26	$777	$803	$1,884	$698	$2,582
Professional Education	-	357	357	-	-	-
Technology and Business	1,216	-	1,216	-	-	-
Home Office and Other	(373)	3,064	2,691	7,858	2,533	10,391
Total	$869	$4,198	$5,067	$9,742	$3,231	$12,973

Cash payments for restructuring charges were $27.1 million in fiscal year 2018. The remaining accrual for these charges is $38.9 million as of June 30, 2018. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to 7 years. Additional restructuring expense is expected to be recorded in fiscal year 2019 as Adtalem continues to realign home office costs.

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

Student services and access to federal student loans are not impacted by the Agreement or the Assurance, and at no time has the academic quality of a DeVry University education been questioned. See “Note 3: Regulatory Settlements” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

The regulatory settlements expense of $56.3 million recorded during the year ended June 30, 2017 consisted of the $49.4 million cash payment to the FTC, $4.1 million of expensed institutional loans and the $2.75 million cash payment to the NYAG. Of these regulatory settlement charges, $4.1 million is recorded within discontinued operations and $52.2 million was allocated to the Adtalem home office which is classified as “Home Office and Other” in “Note 16: Segment Information” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

OPERATING INCOME FROM CONTINUING OPERATIONS

Total consolidated operating income from continuing operations increased 53.1%, or $72.0 million, to $207.5 million in fiscal year 2018 compared to the prior year. Excluding the regulatory settlements expense recorded in fiscal year 2017 and restructuring expense, total consolidated operating income from continuing operations increased 5.9%, or $11.9 million, in fiscal year 2018 compared to the prior year. This increase was partially offset by $4.6 million in reduced revenue and $13.4 million of additional costs incurred due to the impacts of Hurricanes Irma and Maria. Excluding the effects of the hurricanes and regulatory settlements expense, consolidated operating income from continuing operations increased 20.1%, or $37.8 million, in fiscal year 2018 compared to the prior year. Cost reduction efforts across Adtalem and revenue growth in the Medical and Healthcare and Professional Education segments more than offset the currency effects that decreased operating income at Adtalem Brazil.

Medical and Healthcare

Medical and Healthcare segment operating income increased 1.4%, or $2.5 million, to $189.7 million in fiscal year 2018 compared to the prior year. Excluding the effects of $17.9 million in reduced revenue and additional costs incurred due to the impacts of Hurricanes Irma and Maria, segment operating income increased 10.9%, or $20.5 million, to $207.6 million in fiscal year 2018 compared to the prior year. The primary drivers of the increase in operating income in fiscal year 2018 were revenue increases and cost control across all institutions in the segment.

Professional Education

Professional Education segment operating income increased 39.4%, or $7.8 million, to $27.7 million in fiscal year 2018 compared to the prior year. The primary driver of the increase in operating income in fiscal year 2018 was increased operating income at ACAMS, which was partially offset by decreased operating income at Becker resulting from a decline in the number of CPA exam candidates taking the Becker CPA Exam Review Course compared to the prior year.

Technology and Business

Technology and Business segment operating income decreased 18.7%, or $6.8 million, to $29.4 million in fiscal year 2018 compared to the prior year. Operating income was reduced by the effect of exchange rate changes by $2.4 million in fiscal year 2018. The decreased operating income on a constant currency basis was primarily driven by higher discounting and increased student recruiting costs in fiscal year 2018 compared to the prior year.

NET INTEREST EXPENSE

Net interest expense in fiscal year 2018 was $8.8 million compared to $4.2 million in the prior year. The net interest expense increase in fiscal year 2018 was primarily the result of increased borrowings under Adtalem’s Credit Facility (as defined herein), and a $1.4 million write-off of unamortized deferred debt issuance costs related to our Prior Credit Facility. See “Note 13: Debt” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further details. This increase was partially offset by increased interest income from higher invested cash balances at Adtalem Brazil.

INCOME TAXES

The effective tax rate on income from continuing operations was 42.3% in fiscal year 2018 compared to 7.3% in the prior year. A tax expense special item of $103.9 million was recorded in fiscal year 2018 related to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted into law on December 22, 2017. Also during fiscal year 2018, a net tax benefit special item of $48.9 million was recorded for Adtalem’s investment in Carrington and a net tax benefit special item of $8.8 million was recorded on foreign intangible assets following a restructuring in Brazil. A tax benefit special item of $19.7 million was recorded in fiscal year 2017 for settlement costs of various regulatory authority litigation. The effective tax rates on income from continuing operations excluding special items were 19.1% and 16.0% for fiscal years 2018 and 2017, respectively. This increase reflects an increase in the percentage of earnings from domestic operations that are taxed at higher rates than foreign earnings, partially offset by the lower U.S. tax rate resulting from the Tax Act.

Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operated in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. See “Note 18: Subsequent Event” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information related to the planned relocation of RUSM to Barbados from Dominica. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

Prior to enactment of the Tax Act, Adtalem did not record a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. As a result of the Tax Act, Adtalem has revised its prior intent to indefinitely reinvest accumulated undistributed earnings and profits in foreign operations, and now only intends to maintain this assertion with respect to accumulated and future earnings in Brazil. As of June 30, 2018, the cumulative undistributed earnings attributable to operations in Brazil was approximately $74.5 million. This amount has been subject to the one time transition tax under the Tax Act, but may be subject to additional taxes if repatriated. We estimate the unrecognized deferred tax liability to be immaterial.

Adtalem’s effective tax rate in fiscal year 2018 is impacted by the Tax Act. Income tax effects resulting from changes in tax laws are required to be accounted for in the period in which the law is enacted, and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, a provision for income tax resulting from the enactment of the Tax Act was recorded in fiscal year 2018. For additional information on the impact of the Tax Act, see “Note 12: Income Taxes” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

DISCONTINUED OPERATIONS

Beginning in the second quarter of fiscal year 2018, DeVry University operations are classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations are classified as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information. Management will continue to disclose and discuss DeVry University and Carrington operations in its public filings until the period in which the sales closes as these operations continue to have an effect on Adtalem’s reported net income.

DeVry University

Revenue at DeVry University decreased 22.9%, or $107.1 million, to $359.6 million in fiscal year 2018 compared to the prior year driven by decreases in undergraduate and graduate enrollment and higher levels of scholarships and discounts. Management believes the decreases in enrollment and the resulting continued decline in revenue have been due to several internal and external factors, which have resulted in a reduction in interest and lower demand for DeVry University’s programs. Total enrollment declines at DeVry University are expected to continue in fiscal year 2019, which will result in lower revenue. Key trends for DeVry University are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018	May 2018
New Students	2,616	2,825	2,359	2,439	2,627	2,701
% Change over Prior Year	(11.4)%	(17.7)%	(23.7)%	(3.5)%	3.2%	12.3%
Total Students	18,853	19,287	18,385	17,859	17,936	17,885
% Change over Prior Year	(22.1)%	(21.4)%	(23.4)%	(22.3)%	(19.2)%	(13.6)%

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
New Students	2,953	3,432	3,092	2,528	2,545	2,406
% Change over Prior Year	(26.2)%	(14.3)%	7.2%	(16.7)%	(14.3)%	(19.3)%
Total Students	24,213	24,540	24,015	22,994	22,192	20,691
% Change over Prior Year	(22.6)%	(22.9)%	(20.3)%	(21.6)%	(20.9)%	(21.9)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018	May 2018
Total Coursetakers	7,442	7,915	7,488	7,602	7,299	7,053
% Change from Prior Year	(23.6)%	(22.0)%	(21.9)%	(20.4)%	(20.5)%	(16.7)%

	Fiscal Year 2017
Term	July 2016	Sept. 2016	Nov. 2016	Jan. 2017	Mar. 2017	May 2017
Total Coursetakers	9,742	10,146	9,589	9,553	9,185	8,469
% Change from Prior Year	(19.4)%	(21.6)%	(23.1)%	(22.8)%	(21.5)%	(21.7)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

DeVry University’s operating loss was $80.6 million compared to operating income of $8.9 million in the prior year. In fiscal year 2018, asset impairment charges of $58.6 million were recorded to write-down intangible assets, goodwill, and building and equipment to zero based on the fair market value of the DeVry University operations. In addition, restructuring expense, regulatory settlement expense, loss on assets held for sale and loss on sale of assets decreased to $16.2 million in fiscal year 2018 compared to $20.6 million in the prior year. Excluding the impairments and special charges, operating loss was $5.8 million in fiscal year 2018 compared to operating income of $29.5 million in the prior year. This decrease was the result of a decline in revenue resulting from the impact of lower total student enrollments, partially offset by cost savings. Total DeVry University expenses in fiscal year 2018, excluding special charges, decreased by $71.8 million, or 16.4%, compared to the prior year. This expense reduction at DeVry University offset approximately 67% of the lower revenue in fiscal year 2018. DeVry University completed the closure of eight additional campus locations in the third quarter of fiscal year 2018.

Carrington

Revenue at Carrington decreased 7.8%, or $10.6 million, to $124.7 million in fiscal year 2018 compared to the prior year. Revenue decreased as a result of student enrollment declines at Carrington as it repositions itself to stabilize enrollment. Key trends for Carrington are set forth below.

Carrington Student Enrollment:

	Fiscal Year 2018
Term	Sept. 2017	Dec. 2017	Mar. 2018	June 2018	Total
New Students	2,155	1,541	1,794	2,029	7,519
% Change from Prior Year	(7.8)%	7.2%	(5.2)%	46.6%	6.6%
Total Students	5,258	5,644	5,542	5,540
% Change from Prior Year	(20.8)%	(4.5)%	(8.0)%	3.3%

	Fiscal Year 2017
Term	Sept. 2016	Dec. 2016	Mar. 2017	June 2017	Total
New Students	2,338	1,437	1,892	1,384	7,051
% Change from Prior Year	(9.5)%	(22.7)%	(8.1)%	(17.7)%	(13.8)%
Total Students	6,638	5,910	6,026	5,362
% Change from Prior Year	(12.2)%	(18.0)%	(16.1)%	(17.1)%

The increase in new student enrollment in the June 2018 semester was the result of there being three class starts in the quarter as opposed to two class starts in the year-ago period.

Carrington’s operating loss was $43.6 million in fiscal year 2018 compared to operating loss of $5.8 million in the prior year. In fiscal year 2018, asset impairment charges of $37.4 million were recorded to write-down intangible assets and building and equipment to zero based on the fair market value of the Carrington operations. In addition, restructuring expense decreased to $2.5 million in fiscal year 2018 compared to $5.1 million in the prior year. Excluding the impairments and restructuring charges, operating loss was $3.6 million in fiscal year 2018 compared to operating loss of $0.7 million in the prior year. This increase in operating loss was the result of a decline in revenue resulting from the impact of lower total student enrollment throughout fiscal year 2018, partially offset by cost savings. Total Carrington expenses in fiscal year 2018, excluding special items, decreased by $7.6 million, or 5.6%, compared to the prior year. This expense reduction at Carrington offset approximately 72% of the lower revenue in fiscal year 2018. Management continues to adjust costs to better align with current enrollment levels.

FISCAL YEAR ENDED JUNE 30, 2017 VS. FISCAL YEAR ENDED JUNE 30, 2016

REVENUE

All discussions of the results of operations exclude the results of DeVry University and Carrington, which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

The following table presents revenue by segment detailing the changes from the prior year including disclosures of the effect of acquisitions and changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for fiscal year 2017 of $1,207.9 million increased 11.8%, or $127.8 million, compared to fiscal year 2016. Revenue results by segment are discussed in more detail in the sections below:

	Year Ended June 30, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Revenue:
Fiscal Year 2016 as Reported	$783,655	$102,921	$196,097	$(2,598)	$1,080,075
Organic Growth (Decline)	18,807	(10,705)	5,408	(65)	13,445
Effect of Acquisitions	-	39,553	45,027	-	84,580
Effect of Currency Change	-	-	29,809	-	29,809
Fiscal Year 2017 as Reported	$802,462	$131,769	$276,341	$(2,663)	$1,207,909

Fiscal Year 2017 % Change:
Organic Growth (Decline)	2.4%	(10.4)%	2.8%	NM	1.2%
Effect of Acquisitions	-	38.4%	23.0%	NM	7.8%
Constant Currency Change	2.4%	28.0%	25.7%	NM	9.1%
Effect of Currency Change	-	-	15.2%	NM	2.8%
Fiscal Year 2017 % Change as Reported	2.4%	28.0%	40.9%	NM	11.8%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 2.4%, or $18.8 million, to $802.5 million in fiscal year 2017 compared to fiscal year 2016. Higher total student enrollment at Chamberlain was the key driver of revenue growth. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain

Chamberlain Undergraduate and Graduate Student Enrollment:

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

Chamberlain revenue increased 5.5%, or $24.2 million, to $461.6 million in fiscal year 2017 compared to fiscal year 2016, driven primarily by enrollment increases. Negatively impacting revenue growth in fiscal year 2017 was a reduction in the number of credit hours required for graduation from the BSN curriculum to align with requirements in several states. In fiscal year 2017, new student, year-over-year enrollment comparisons showing lower or negative growth were partially the result of increased competition. In addition, enrollment caps at some newer Chamberlain locations and, prior to the January 2017 session, management’s enrollment limits in the FNP program contributed to lower new student enrollment. Beginning with the January 2017 session, Chamberlain increased the number of students admitted to the FNP program, which had a positive impact on new student enrollment.

Tuition Rates:

•	Effective for sessions beginning in July 2016, tuition was $675 per credit hour for students enrolling in the BSN onsite program. This tuition rate represents an increase of 1.5% from the July 2015 tuition rate.

•	Effective for sessions beginning in July 2016, tuition was $590 per credit hour for students enrolled in the RN-to-BSN online degree program. Tuition for students enrolled in the online MSN program was $650 per credit hour. For students enrolled in the FNP track, tuition was $665 per credit hour for the ten FNP specialty courses. Tuition for the online DNP program was $750 per credit hour. All of these tuition rates are unchanged from the July 2015 tuition rates.

•	Tuition for Chamberlain’s MPH program was $550 per credit hour. This program was launched in July 2017.

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

The medical and veterinary schools’ revenue decreased 1.6%, or $5.4 million, to $340.9 million in fiscal year 2017 compared to fiscal year 2016, driven primarily by enrollment declines at AUC and RUSM, partially offset by tuition price increases at AUC and RUSM, and enrollment increases at RUSVM. As displayed in the table above, consolidated medical and veterinary schools new and total student enrollment declined in each of the three semesters of fiscal year 2017 compared to fiscal year 2016. The enrollment declines were primarily the result of increased competition.

Tuition Rates:

•	Effective for semesters beginning in September 2016, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program were $20,960 and $23,450, respectively, per semester. These tuition rates represented a 3.5% increase from the September 2015 tuition rates.

•	Effective for semesters beginning in September 2016, tuition rates for the beginning basic sciences and Internal Medicine Foundations/final clinical portion of the programs at RUSM were $21,325 and $23,530, respectively, per semester. These tuition rates represented a 3.6% increase from the September 2015 tuition rates.

•	Effective for semesters beginning in September 2016, tuition rates for the basic sciences and final clinical portion of the programs at RUSVM were $18,310 and $22,985, respectively, per semester. These tuition rates are unchanged from the September 2015 tuition rates.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses or health insurance.

Professional Education

Revenue in the Professional Education segment increased 28.0%, or $28.8 million, to $131.8 million in fiscal year 2017 compared to fiscal year 2016. Included in fiscal year 2017 revenue is $39.6 million related to the first quarter of fiscal year 2017 acquisition of ACAMS. Revenue at Becker decreased 10.4% in fiscal year 2017 compared to fiscal year 2016. The decrease was driven by a decline in the number of CPA exam candidates taking the Becker CPA Exam Review Course compared to fiscal year 2016.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of Adtalem Brazil, increased 40.9%, or $80.2 million, to $276.3 million in fiscal year 2017 compared to fiscal year 2016. Included in fiscal year 2017 revenue is an increase of $45.0 million related to the second quarter of fiscal year 2016 acquisition of Grupo Ibmec and the fourth quarter of fiscal year 2016 acquisition of Facimp. The increase in value of the Brazilian Real compared to the U.S. dollar increased reported revenue in fiscal year 2017 revenue by $29.8 million compared to fiscal year 2016. On a constant currency basis, revenue increased by 25.7% in fiscal year 2017 compared to fiscal year 2016. Key trends for Adtalem Brazil are set forth below.

Adtalem Brazil Student Enrollment:

	Fiscal Year 2017		Fiscal Year 2016
Term	Sept. 2016	Mar. 2017	Sept. 2015	Mar. 2016
New Students	15,892	22,531	14,399	24,768
% Change over Prior Year	10.4%	(9.0)%	176.0%	26.4%
Total Students	76,862	79,564	57,819	79,280
% Change over Prior Year	32.9%	0.4%	72.1%	35.0%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damasio. The effect of acquisitions on the fiscal year 2017 and 2016 enrollment figures are as follows:

•	The acquisition of Facimp, which occurred in the fourth quarter of fiscal year 2016, added 622 new student enrollments and 2,050 total student enrollments to the March 2017 semester totals. Excluding the effect of this acquisition, new enrollment decreased 11.5% and total enrollment decreased 2.2% in the March 2017 semester compared to the March 2016 semester.

•	The acquisitions of Grupo Ibmec, which occurred in the second quarter of fiscal year 2016, and Facimp added 3,322 new student enrollments and 16,688 total student enrollment to the September 2016 semester totals. Excluding the effect of these acquisitions, new enrollment decreased 12.7% and total enrollment increased 4.1% in the September 2016 semester compared to the September 2015 semester.

•	The acquisition of Grupo Ibmec added 4,364 new student enrollments and 16,348 total student enrollments to the March 2016 semester totals. Excluding the effect of this acquisition, new enrollment increased 4.2% and total enrollment increased 7.2% in the March 2016 semester compared to the March 2015 semester.

•	Acquisitions occurring after the first quarter of fiscal year 2015 added 9,444 new student enrollments and 22,249 total student enrollments to the September 2015 semester totals. Excluding the effect of these acquisitions, new enrollment decreased 5.0% and total enrollment increased 5.9% in the September 2015 semester compared to the September 2014.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities and the provision for uncollectible accounts.

	Year Ended June 30, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Cost of Educational Services:
Fiscal Year 2016 as Reported	$409,494	$16,109	$137,671	$5,676	$568,950
Cost Increase (Reduction)	8,121	(2,569)	(4,281)	650	1,921
Effect of Acquisitions	-	11,294	36,859	-	48,153
Effect of Currency Change	-	-	19,221	-	19,221
Fiscal Year 2017 as Reported	$417,615	$24,834	$189,470	$6,326	$638,245

Fiscal Year 2017 % Change:
Cost Increase (Reduction)	2.0%	(15.9)%	(3.1)%	NM	0.3%
Effect of Acquisitions	-	70.1%	26.8%	NM	8.5%
Constant Currency Change	2.0%	54.2%	23.7%	NM	8.8%
Effect of Currency Change	-	-	14.0%	NM	3.4%
Fiscal Year 2017 % Change as Reported	2.0%	54.2%	37.6%	NM	12.2%

Cost of Educational Services increased 12.2%, or $69.3 million, to $638.2 million in fiscal year 2017 compared to fiscal year 2016. Excluding the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services increased 8.8%, or $50.1 million, in fiscal year 2017 compared to fiscal year 2016. The increase in costs in fiscal year 2017 was a result of the acquisitions of ACAMS in fiscal year 2017 and Grupo Ibmec and Facimp in fiscal year 2016, totaling $48.2 million during fiscal year 2017 as well as costs associated with enrollment growth at Chamberlain.

As a percentage of revenue, Cost of Educational Services was 52.8% in fiscal year 2017 compared to 52.7% in fiscal year 2016.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

	Year Ended June 30, 2017
	(in thousands)
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Student Services and Administrative Expense:
Fiscal Year 2016 as Reported	$195,005	$57,587	$44,846	$55,208	$352,646
Cost Increase (Reduction)	121	4,018	(4,198)	(19,026)	(19,085)
Effect of Acquisitions	-	25,464	5,998	-	31,462
Effect of Currency Change	-	-	4,020	-	4,020
Fiscal Year 2017 as Reported	$195,126	$87,069	$50,666	$36,182	$369,043

Fiscal Year 2017 % Change:
Cost Increase (Reduction)	0.1%	7.0%	(9.4)%	NM	(5.4)%
Effect of Acquisitions	-	44.2%	13.4%	NM	8.9%
Constant Currency Change	0.1%	51.2%	4.0%	NM	3.5%
Effect of Currency Change	-	-	9.0%	NM	1.1%
Fiscal Year 2017 % Change as Reported	0.1%	51.2%	13.0%	NM	4.6%

Student Services and Administrative Expense increased 4.6%, or $16.4 million, to $369.0 million in fiscal year 2017 compared to fiscal year 2016. Excluding the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense increased 3.5%, or $12.4 million, in fiscal year 2017 compared to fiscal year 2016. The increase in costs in fiscal year 2017 was a result of the acquisitions of ACAMS in fiscal year 2017 and Grupo Ibmec and Facimp in fiscal year 2016, totaling $31.5 million during fiscal year 2017. In addition, amortization of finite-lived intangible assets increased by $6.0 million in fiscal year 2017 compared to fiscal year 2016 as a result of the intangible assets added with the acquisitions of ACAMS and Grupo Ibmec. Amortization expense is included entirely in the Student Services and Administrative Expense category. These increases were partially offset by cost reduction measures at Professional Education and Adtalem’s home office.

As a percentage of revenue, Student Services and Administrative Expense was 30.6% in fiscal year 2017 compared to 32.7% in fiscal year 2016. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Restructuring Expense

During fiscal year 2017 and 2016, Adtalem recorded restructuring charges related to workforce reductions and real estate consolidations at the administrative support operations of the medical and veterinary schools and Adtalem’s home office. Also, in fiscal year 2016, restructuring charges were recorded at Becker for an asset fair value write-down. Adtalem’s home office is classified as “Home Office and Other” in “Note 16: Segment Information” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2017			Year Ended June 30, 2016
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$1,884	$698	$2,582	$673	$-	$673
Professional Education	-	-	-	1,183	-	1,183
Home Office and Other	7,858	2,533	10,391	-	533	533
Total	$9,742	$3,231	$12,973	$1,856	$533	$2,389

Cash payments for restructuring charges were $29.7 million in fiscal year 2017. The remaining accrual for these charges was $46.1 million as of June 30, 2017.

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

Student services and access to federal student loans are not impacted by the Agreement or the Assurance, and at no time has the academic quality of a DeVry University education been questioned. See “Note 3: Regulatory Settlements” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

The regulatory settlements expense of $56.3 million recorded during the year ended June 30, 2017 consisted of the $49.4 million cash payment to the FTC, $4.1 million of expensed institutional loans and the $2.75 million cash payment to the NYAG. Of these regulatory settlement charges, $4.1 million is recorded within discontinued operations and $52.2 million was allocated to the Adtalem home office which is classified as “Home Office and Other” in “Note 16: Segment Information” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

OPERATING INCOME FROM CONTINUING OPERATIONS

Total consolidated operating income from continuing operations decreased 13.2%, or $20.6 million, to $135.5 million in fiscal year 2017 compared to fiscal year 2016. The primary drivers of the decrease in operating income from continuing operations in fiscal year 2017 compared to fiscal year 2016 was a $10.6 million increase in restructuring expense in fiscal year 2017 compared to fiscal year 2016 and $52.2 million of regulatory settlements expense in fiscal year 2017. Excluding the effect of these special charges, consolidated operating income from continuing operations increased 26.6%, or $42.1 million, in fiscal year 2017 compared to fiscal year 2016. This increase was the result of cost reduction efforts across Adtalem and revenue growth in the Professional Education and Technology and Business segments.

Medical and Healthcare

Medical and Healthcare segment operating income increased 4.8%, or $8.7 million, to $187.1 million in fiscal year 2017 compared to fiscal year 2016. Revenue increases at Chamberlain and the medical and veterinary schools more than offset the increase in expenses to support growth.

Professional Education

Professional Education segment operating income decreased 29.2%, or $8.2 million, to $19.9 million in fiscal year 2017 compared to fiscal year 2016. Excluding the effect of restructuring charges recorded in fiscal year 2016, operating income decreased 32.0%, or $9.4 million, during fiscal year 2017 compared to fiscal year 2016. The decreased operating income is the result of a decline in revenue in Becker’s CPA review business driven by a decline in the number of CPA exam candidates taking the Becker CPA Exam Review Course compared to fiscal year 2016.

Technology and Business

Technology and Business segment operating income increased 166.6%, or $22.6 million, to $36.2 million in fiscal year 2017 compared to fiscal year 2016. Excluding the effects from the change in exchange rates on operating income of $6.6 million in fiscal year 2017, operating income would have increased 118.3% in fiscal year 2017 compared to fiscal year 2016. The increased operating income was primarily driven by cost reductions at Adtalem Brazil and the acquisitions of Grupo Ibmec and Facimp.

NET INTEREST EXPENSE

Net interest expense in fiscal year 2017 of $4.2 million was $1.0 million lower than fiscal year 2016. The reduction was primarily the result of increased interest income due to higher invested cash balances at Adtalem Brazil, partially offset by increased interest expense related to borrowings and outstanding letters of credit under the revolving facility under the Prior Credit Facility in fiscal year 2017.

INCOME TAXES

The effective tax rate on income from continuing operations was 7.3% in fiscal year 2017 compared to 16.8% in fiscal year 2016. The tax rate for fiscal year 2017 was impacted by the settlements of litigation brought by the FTC and the NYAG in the second quarter of fiscal year 2017. The effective tax rate on income from continuing operations excluding the settlements was 16.0% for fiscal year 2017. Significant domestic restructuring charges, which were deductible for tax purposes, incurred in both fiscal years 2017 and 2016 favorably impacted the effective tax rates. In fiscal year 2017, Adtalem’s effective income tax rate was favorably impacted by enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a five-year period for tax years beginning after January 1, 2015 through December 31, 2019. Adtalem’s effective income tax rate also reflects benefits derived from significant operations outside the U.S.

Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. See “Note 18: Subsequent Event” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information related to the planned relocation of RUSM to Barbados from Dominica. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DISCONTINUED OPERATIONS

Beginning in the second quarter of fiscal year 2018, DeVry University operations are classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations are classified as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information. Management will continue to disclose and discuss DeVry University and Carrington operations in its public filings until the period in which the sales closes as these operations continue to have an effect on Adtalem’s reported net income.

DeVry University

Revenue at DeVry University decreased 23.6%, or $144.2 million, to $466.6 million in fiscal year 2017 compared to fiscal year 2016 as a result of decreases in undergraduate and graduate enrollment. Management believes the decreases in enrollment and the resulting continued decline in revenue have been due to several internal and external factors, which have resulted in a reduction in interest and lower demand for DeVry University’s programs. Key trends for DeVry University are set forth below.

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

DeVry University’s operating income was $8.9 million in fiscal year 2017 compared to operating loss of $12.1 million in fiscal year 2016. Excluding $11.7 million of restructuring expense in fiscal year 2017, which decreased from $66.9 million in fiscal year 2016, regulatory settlements of $4.1 million in fiscal year 2017, $4.8 million in loss on assets held for sale in fiscal year 2017, and $7.0 million gain on sale of assets in fiscal year 2016, DeVry University generated operating income of $29.5 million in fiscal year 2017 compared to operating income of $47.8 million in fiscal year 2016. This decrease was the result of a decline in revenue resulting from the impact of lower total student enrollments, partially offset by cost savings. Total DeVry University expenses in fiscal year 2017, excluding special charges, decreased by $125.9 million, or 22.4%, compared to fiscal year 2016. This expense reduction at DeVry University offset approximately 87% of the lower revenue in fiscal year 2017.

Carrington

Revenue at Carrington decreased 11.4%, or $17.4 million, to $135.3 million in fiscal year 2017 compared to fiscal year 2016 driven by declining enrollment. Enrollment declines are the result of changing demand for career education given low unemployment and rising wages. Key trends for Carrington are set forth below.

Carrington Student Enrollment:

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

Combined new student enrollment over the 12-month period ended June 30, 2017 decreased 13.8% and average total enrollment decreased 15.8% compared to the 12-month period ended June 30, 2016. Enrollment declines are the result of increased competition.

Carrington’s operating loss was $5.8 million in fiscal year 2017 compared to operating loss of $156.1 million in fiscal year 2016. Excluding $5.1 million of restructuring expense in fiscal year 2017, which increased from $4.9 million in fiscal year 2016, and $147.7 million in asset impairment charges in fiscal year 2016, the segment operating loss was $0.7 million in fiscal year 2017 compared to operating loss of $3.6 million in fiscal year 2016. The increase in operating income, excluding special charges, in fiscal year 2017 was the result of cost saving measures at Carrington. Total Carrington expenses in fiscal year 2017, excluding special charges, decreased by $20.3 million, or 13.0%, compared to fiscal year 2016. This expense reduction at Carrington offset more than 100% of the lower revenue in fiscal year 2017.

CRITICAL ACCOUNTING POLICIES

“Note 4: Summary of Significant Accounting Policies," to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, describes the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

Tuition

Chamberlain and Adtalem Brazil higher education tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the applicable academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted primarily in U.S. teaching hospitals and veterinary schools under the oversight of the institutions. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools to support the educational infrastructure required to train AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker, ACAMS and Adtalem Brazil’s live classroom test preparation revenue is recognized on a straight-line basis over the applicable delivery period. Revenue from conferences and training services, which are generally short-term in duration, is recognized when the conference or training service is provided.

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

Expense Recognition

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Similarly, start-up expenses related to new operating locations are charged to expense as incurred.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized as expense over the employee requisite service period. With the adoption of Accounting Standard Update (“ASU”) 2016-09 on July 1, 2017, we account for forfeitures of outstanding but unvested grants in the period they occur. If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that Adtalem records may differ significantly from what was recorded in previous periods.

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

Impairment of Goodwill and Other Intangible Assets

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. Adtalem has five reporting units which contained goodwill as of the fourth quarter of fiscal year 2018. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board of Directors (the “Board”). If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the six reporting units that contain indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In calculating fair value, Adtalem uses various valuation techniques including a royalty rate model for trade names and intellectual property, a discounted cash flow model for Title IV eligibility and accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets.

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

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. The accelerated depreciation and write-off charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss) (see “Note 11: Restructuring Charges” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). For a discussion of the impairment review of goodwill and intangible assets see “Note 10: Intangible Assets” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K as well as the section above.

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

Estimates and Assumptions

Adtalem’s financial statements include estimates and assumptions about the reported amounts of assets, liabilities, revenue, and expenses whose exact amounts will not be known until future periods. Management has discussed with the Audit and Finance Committee of the Board the critical accounting policies discussed above and the significant estimates included in the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Although management believes its assumptions and estimates are reasonable, actual amounts may differ from the estimates included in the Consolidated Financial Statements thereby materially affecting results in the future.

Adtalem’s Consolidated Financial Statements reflect the following significant estimates and assumptions:

•	The method of revenue recognition across academic periods;
•	The estimates and judgments used to record the provision for uncollectible accounts receivable. Adtalem believes that it has appropriately considered known or expected outcomes of its students’ ability to pay their outstanding amounts due to Adtalem;
•	The useful lives of equipment and facilities whose value is a significant portion of Adtalem’s total assets;
•	The value and useful lives of acquired finite-lived intangible assets;
•	The value of goodwill and other indefinite-lived intangible assets;
•	The pattern of the amortization of finite-lived intangible assets over their economic life;
•	The value of deferred tax assets and evaluation of uncertainties under authoritative guidance;
•	Costs associated with any settlement of claims and lawsuits, in excess of insurance policy coverage limits, in which Adtalem is a defendant;
•	Healthcare reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and
•	The value of stock-based compensation awards and related compensation expense.

The methodology management used to derive each of the above estimates for fiscal year 2018 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

Restructuring Charges

Adtalem’s financial statements include charges related to severance and related benefits for reductions in staff. These charges also include early lease termination or cease-of-use costs and accelerated depreciation and losses on disposals of property and equipment related to campus and administrative office consolidations.

CONTINGENCIES

For a discussion of legal proceedings, see “Note 15: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

The following table summarizes Adtalem’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for fiscal years 2017 and 2016. Final data for fiscal year 2018 is not yet available.

	Fiscal Year
Funding Source:	2017	2016
Federal Assistance (Title IV) Program Funding (Grants and Loans)	53%	58%
Brazil FIES Public Loan Program	4%	4%
State Grants	0%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	42%	36%
Total	100%	100%

The table above includes DeVry University and Carrington revenue. The increase in the “Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other” Funding Source is the result of management’s efforts to reduce Adtalem’s funding provided by U.S. federal and Brazilian FIES sources.

The pattern of cash receipts during the year is seasonal. Adtalem’s cash collections on accounts receivable peak at the start of each institution’s term. Accounts receivable reach their lowest level at the end of each term, dropping to the lowest point at the end of December.

Adtalem’s consolidated cash balances of $430.7 million at June 30, 2018 included $131.1 million of cash attributable to Adtalem’s international operations. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, only cash held by the subsidiaries in Brazil will not be available for general company purposes. As of June 30, 2018, the cash balance attributable to operations in Brazil was $57.8 million. Management does not believe this policy will adversely affect Adtalem’s overall liquidity.

Financial Aid

Like other higher education institutions, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. Please see “Item 1A – Risk Factors” of this Annual Report on Form 10-K for a discussion of student financial aid related risks.

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

If ED determines that we have failed to demonstrate either financial responsibility or administrative capability in any pending program review, or otherwise determines that an institution has violated the terms of its Program Participation Agreement (“PPA”), we could be subject to sanctions including: fines, penalties, reimbursement for discharged loan obligations, a requirement to post a letter of credit and/or suspension or termination of our eligibility to participate in the Title IV programs.

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University, agreed to certain compliance requirements regarding its past and future advertising, DeVry University’s participation in the Title IV programs is subject to provisional certification for five years and DeVry University is required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit, which will continue to be posted by Adtalem following the closing of the sale of DeVry University, reduces Adtalem’s borrowing capacity dollar-for-dollar under its Credit Facility. Institutions under provisional certification must obtain ED approval before it may award or disburse Title IV funds based on a substantial change, including the establishment of a new location or the addition of an educational program. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.

In September 2017, ED completed the routine process of recertifying and updating the PPAs for all four Carrington College Office of Postsecondary Education Identification (“OPEID”) numbers. The Carrington College California OPEID was placed on a provisional PPA. The reason provided was the high Perkins loan cohort default rate, which was 33%. Because this rate was based on a very small cohort of six students, and Carrington College California is in the process of voluntarily liquidating its Perkins loan portfolio, we requested that ED reconsider the provisional PPA. ED responded by shortening the term of the provisional PPA, with its expiration moved from September 30, 2020 to September 30, 2018.

In October 2017, ED approved our request for AUC to maintain Title IV eligibility while temporarily operating its basic science instruction in the UK, following the widespread damage in St. Maarten caused by Hurricane Irma. The provisional PPA providing this approval extends to September 30, 2019, encompassing the duration of time we expect to be operating in the UK.

In December 2017, ED approved our request for RUSM to maintain Title IV eligibility while temporarily operating its basic science instruction on a cruise ship docked in St. Kitts, following the widespread damage in Dominica caused by Hurricane Maria. The provisional PPA providing this approval extends to September 30, 2019. Beginning with the January 2018 semester, RUSM students are temporarily relocated to Knoxville, Tennessee at facilities owned by LMU and to a satellite facility in St. Kitts. Regulatory and accreditor approvals, including from ED, were finalized in March 2018. On August 3, 2018, Adtalem announced plans to relocate RUSM to Barbados from its temporary location in Knoxville, Tennessee at facilities owned by LMU and a facility on St. Kitts. The academic facilities will be located in Bridgetown. Student housing will be located close to academic facilities in the parish of Christ Church at an existing housing community that will include amenities, student services and convenient transportation to campus. It is expected that students will begin the January 2019 semester in Barbados, pending final regulatory approval from ED.

ED regulations known as its “gainful employment” regulations (“GE”), which became effective July 1, 2015, define which private-sector programs prepare students for gainful employment in a recognized profession and are therefore eligible for Title IV funding. ED announced a negotiated rulemaking process on June 16, 2017 to substantially revise the GE regulations and held rulemaking sessions beginning December 2017 through March 2018. Draft regulations rescinding the GE regulations have been published by ED; ED has allowed for a 30-day comment period and intends to publish final, revised GE rules in the late fall of 2018.

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

Final accountability measures for the 2014-2015 academic year were released to institutions on January 8, 2017. The table below provides a summary of the percentage of total student enrollment at Adtalem Title IV-participating reporting segments and DeVry University and Carrington as discontinued operations by GE program classification for each of our Title IV-participating reporting segments and discontinued operations, based on student enrollment as of June 30, 2018 (percentages may not add to 100 due to rounding). Adtalem provided required warnings in February 2017 to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility.

				Programs
	Passing	Zone	Failing	without a
Reporting Segment	Programs	Programs	Programs	Status (1)
Medical and Healthcare	93%	4%	0%	2%
Discontinued Operations	63%	13%	2%	22%

(1) Programs without a Status include those without enough graduates to calculate a debt to earnings measure, or programs launched after the 2014-2015 measurement year.

The table below provides a summary of Title IV revenue (in thousands) by GE program classification at Adtalem Title IV-participating reporting segments and DeVry University and Carrington as discontinued operations from programs impacted by GE based on the 2014-2015 academic year accountability measures.

	Zone Programs		Failing Programs
Reporting Segment	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2017
Medical and Healthcare	$76,000	$75,000	$-	$-
Discontinued Operations	$74,000	$99,000	$9,000	$19,000

Information regarding each of the programs affected by GE based on the 2014-2015 academic year measures, including a summary of adjustments and initiatives taken for each such program is set forth below:

Institution	Program	GE Status	Actions Implemented
Medical and Healthcare
Ross University of School of Veterinary Medicine	Doctor of Veterinary Medicine	Zone	Debt repayment under consideration
Discontinued Operations
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

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, RUSVM, DeVry University and Carrington. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2017 and 2016. Final data for fiscal year 2018 is not yet available.

	Fiscal Year
	2017	2016
Chamberlain University	63%	64%
American University of the Caribbean School of Medicine	80%	79%
Ross University School of Medicine	82%	82%
Ross University School of Veterinary Medicine	83%	83%
DeVry University	62%	63%
Carrington College:
California	75%	78%
Boise	66%	69%
Portland	81%	77%
Phoenix	80%	80%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its six Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third party review report that has been made publicly available, Adtalem’s institutions have met this lower threshold for fiscal year 2017. Final data for fiscal year 2018 is not yet available. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $0.3 million and $1.3 million was held in restricted bank accounts at June 30, 2018 and 2017, respectively.

A financial responsibility test is required for continued participation by an institution’s students in U.S. federal financial assistance programs. For Adtalem’s participating institutions this test is calculated at the consolidated Adtalem level. The test is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is considered not financially responsible. However, a school with a score of less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Year Ended June 30,
	2018	2017
Net Income from Continuing Operations	$114,443	$120,971
Non-cash Items	124,930	123,111
Changes in Assets and Liabilities	(18,093)	(42,323)
Total Net Cash Provided by Operating Activities-Continuing Operations	$221,280	$201,759

Cash generated from continuing operations in fiscal year 2018 was $221.3 million compared to $201.8 million in the prior year. Net income from continuing operations decreased by $6.5 million in fiscal year 2018 compared to the prior year. The primary driver of this decrease was an increase in income tax expense of $103.9 million from the implementation of the Tax Act, partially offset by a net tax benefit for a deduction of $48.9 million for Adtalem’s loss in its investment in Carrington and the decrease in regulatory settlements expense of $52.2 million. The increase of $1.8 million in non-cash items in fiscal year 2018 compared to the prior year was the result of the following:

•	An increase of $18.7 million in depreciation and write-offs of building, building improvements, leasehold improvements, furniture and equipment. This was the result of recording $31.0 million impairment write-downs of building, building improvements, furniture and equipment at AUC and RUSM from damage caused by Hurricanes Irma and Maria, respectively, in fiscal year 2018.
•	An increase of $1.6 million in amortization of deferred debt issuance costs primarily related to the write-off of $1.4 million in fees from Adtalem’s Prior Credit Facility which was replaced with the new Credit Facility (see discussion in “Cash Provided by Financing Activities,” below).
•	A decrease of $2.1 million in stock-based compensation expense resulting from workforce reductions.
•	A decrease of $1.6 million in amortization expense of intangible assets.
•	A decrease of $14.4 million in the deferred income tax provision related to the timing of deductions.

Changes in Assets and Liabilities from June 30, 2017 consisted of the following:

•	The increase in cash flows in fiscal year 2018 due to changes in net prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable was $18.1 million more than the combined change in the prior year driven by a $10.7 million accrual for income taxes related to implementation of the Tax Act and increases in income tax accruals of $34.3 million. This was offset by a $20.9 million receivable for insurance proceeds related to Hurricanes Irma and Maria within Prepaid Expenses and Other Current Assets. Other offsets result in changes from the timing of the period-end relative to Adtalem’s payroll and bill payment cycles.

•	The decrease in cash flows in fiscal year 2018 in combined accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred revenue was $6.1 million less than the combined change in the prior year. The main drivers of this change was a higher receivable balance at Adtalem Brazil from higher levels of self-pay students resulting from changes in the FIES program, higher receivable balances at the medical and veterinary schools due to the timing of financial aid receipts, and higher student receivable balances at Chamberlain due to higher enrollment.

Cash Used in Investing Activities

Capital expenditures in fiscal year 2018 were $66.5 million compared to $42.5 million in the prior year. The increase in capital expenditures reflects increased investments at Adtalem Brazil and Chamberlain, in addition to $11.9 million in hurricane-related spending to repair the AUC and RUSM campuses.

Capital spending for fiscal year 2019 will support continued investment at RUSM and RUSVM and moderate facility improvements for Adtalem Brazil. Capital spending will also be necessary to repair and replace hurricane damaged facilities and equipment at AUC and RUSM. Management anticipates full fiscal year 2019 capital spending to be in the $70 to $75 million range, primarily driven by investments within our Technology and Business and Medical and Healthcare segments, including approximately $25 to $30 million for the relocation of RUSM to Barbados.

In May 2018, Adtalem invested $5.0 million for a 3.68% equity interest (on a fully-diluted basis) in Singularity University (“SU”). SU teaches corporate leaders about the exponential technologies reshaping modern business. Adtalem recorded this as an investment at its cost basis.

On February 5, 2018, Adtalem completed the acquisition of a majority interest in EduPristine. Under the terms of the agreement, Adtalem agreed to pay approximately $3.2 million in cash, in exchange for stock of EduPristine, increasing Adtalem’s ownership share from 36% to 64%. This ownership percentage was increased to 69% with an additional equity investment of $1.3 million in March 2018. The payments for these additional investments were made in the third quarter of fiscal year 2018. EduPristine is a professional education provider in India in the areas of finance, accounting, analytics, marketing and healthcare. The acquisition furthers Adtalem’s global growth strategy into professional education.

On November 1, 2017, Adtalem Brazil completed the acquisition of SJT. Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $6.0 million in cash, in exchange for 100% of the stock of SJT. Approximately $1.0 million of payments were made in the second quarter of fiscal year 2018, with additional aggregate payments of approximately $5.0 million required over the succeeding four years. Located in São Paulo, SJT offers medical doctor specialty test preparation and currently serves approximately 2,700 students. The acquisition of SJT adds a new product offering to Adtalem Brazil’s test preparation business.

On July 1, 2016, Becker completed the acquisition of 100% of the stock of ACAMS for $330.6 million, net of cash of $23.5 million. The payment for this purchase was made in the first quarter of fiscal year 2017, and was funded with available domestic cash balances and $175 million in borrowings under the revolving facility under Adtalem’s Prior Credit Facility. ACAMS is an international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Adtalem’s global growth strategy into professional education and enhances Becker’s position as a leading provider of lifelong learning for professionals.

Cash Provided by Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Year Ended June 30,
	2018	2017
Proceeds from Exercise of Stock Options	$23,821	$27,675
Repurchase of Common Stock for Treasury	(137,028)	(48,508)
Cash Dividends Paid	-	(11,414)
Payments of Seller Financed Obligations	(11,413)	(4,819)
Net Borrowings Under Credit Facilities	175,000	125,000
Payment of Debt Issuance Costs	(9,871)	-
Other	(3,305)	(2,091)
Total Net Cash Provided by Financing Activities	$37,204	$85,843

Proceeds from Exercise of Stock Options - Cash is received for the price paid by option holders for stock options exercised during the fiscal year.

Repurchase of Common Stock for Treasury - Adtalem continued its tenth share repurchase program by repurchasing a total of 3,544,845 shares of Adtalem’s common stock at an average cost of $38.66 per share during fiscal year 2018.

Cash Dividends Paid - The Adtalem Board of Directors (the “Board”) declared a $0.18 per share dividend in fiscal year 2017. This dividend was declared in November 2016 and paid in December 2016. On February 16, 2017, the Board determined to discontinue cash dividend payments for the foreseeable future.

Payment of Seller Financed Obligations - Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec, Facimp and SJT. This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

Net Borrowings Under Credit Facilities - Net amounts borrowed during the fiscal year under its Prior Credit Facility and the new Credit Facility (see “Credit Facilities” discussion below).

Payment of Debt Issuance Costs - Costs paid in relation to the new Senior Secured Credit Facilities (see “Credit Facilities” discussion below).

Historically, Adtalem has produced positive cash flows from operating activities sufficient to fund the delivery of its educational programs and services as well as to fund capital investment and other activities including share repurchases. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, beginning in the third quarter of fiscal year 2018, cash held by all foreign subsidiaries except those in Brazil is available for general company purposes. The cash held in Brazil along with future cash flows from operating activities is sufficient to fund the Adtalem Brazil operations.

Management believes current balances of unrestricted cash, cash generated from operations and the Credit Facility will be sufficient to fund both Adtalem’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Credit Facilities

Prior Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015, which was set to expire on March 31, 2020 (“Prior Credit Facility”). The Prior Credit Facility provided for a multi-currency revolving credit facility in the amount of $400 million and $100 million available for letters of credit. As of June 30, 2017, Adtalem borrowings under the Prior Credit Facility were $125 million with a weighted average interest rate of 3.18%.

Senior Secured Credit Facilities

On April 13, 2018, Adtalem replaced the Prior Credit Facility with new credit facilities under a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (1) a $300 million revolving facility (“Revolver”) with a maturity date of April 13, 2023 and (2) a $300 million senior secured Term B loan (“Term B Loan”) with a maturity date of April 13, 2025. We refer to the Revolver and Term B Loan collectively as the “Credit Facility” The Revolver has availability for currencies other than U.S. dollars of up to $200 million and $100 million available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Credit Facility may be increased by $250 million.

Term B Loan

For Eurocurrency Rate Loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3.00%. For Base Rate Loans, Term B Loan interest is equal to the base rate plus 2.00%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of June 30, 2018, the interest rate for borrowings under the Term B Loan facility was 5.08%, which approximated the effective interest rate.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency Rate Loans and from 0.75% to 1.75% for Base Rate Loans.

Adtalem letters of credit outstanding were $68.4 and $68.5 million as of June 30, 2018 and 2017, respectively. Of this amount, $68.4 million was posted in the second quarter of fiscal year 2017 in relation to the FTC Settlement (see “Note 3: Regulatory Settlements” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). Upon the close of the sale of DeVry University (see “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K), Adtalem will continue to post this letter of credit on behalf of DeVry University.

As of June 30, 2018, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.40% of the undrawn portion of the Revolver as of June 30, 2018. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $231.6 million as of June 30, 2018. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of June 30, 2018.

Other Contractual Arrangements

Adtalem’s long-term contractual obligations consist of its $600 million Credit Facility (discussed above), operating leases on facilities and equipment and agreements for various services. In addition, Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to acquisitions at Adtalem Brazil (discussed above).

On December 4, 2017, Adtalem, entered into a Purchase Agreement, pursuant to which Adtalem agreed to sell DeVry University to Cogswell. Subject to the terms and conditions of the Purchase Agreement, Adtalem will sell all of the outstanding equity interests of DeVry University, Inc. and DeVry/New York Inc. to Cogswell for de minimis consideration. To support DeVry University’s future success, Adtalem has committed to transferring DeVry University with a minimum working capital balance of $7.5 million at the closing date. The Purchase Agreement includes an earn-out entitling Adtalem to payments of up to $20 million payable over a ten-year period based on DeVry University’s free cash flow. This sale is expected to be completed in early fiscal year 2019.

On June 28, 2018, Adtalem entered into a MIPA, pursuant to which Adtalem agreed to sell U.S. Education Holdings LLC (d/b/a Carrington College) to SJVC. Subject to the terms and conditions of the MIPA, Adtalem will sell all of the outstanding equity interests of U.S. Education Holdings LLC and its subsidiaries for de minimis consideration. To support Carrington’s future success, Adtalem has agreed to make a capital contribution of $11.5 million to Carrington, subject to adjustment based on an agreed working capital balance at the closing date. This sale is expected to be completed in mid-fiscal year 2019.

Adtalem recorded a liability of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, pursuant to the Tax Act. This amount was reduced to $14.4 million after utilization of current and prior year tax losses, and is payable over eight years. The first installment would be due on September 15, 2018; however, no payments will be required until fiscal year 2021 as we utilize tax credits to offset the liability. See “Note 12: Income Taxes” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director or other affiliated person. Adtalem has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. Adtalem did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2018. Adtalem had no open derivative positions at June 30, 2018.

The table below excludes payments associated with leases which will be transferred to Cogswell and SJVC, respectively, upon the closing sale dates of DeVry University and Carrington.

		Due In
		Less Than			After	All
	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
	(in thousands)
Long-Term Debt	$300,000	$3,000	$6,000	$6,000	$285,000	$-
Operating Leases	388,802	67,295	123,945	97,025	100,537	-
Deferred Purchase
Price Agreements	18,585	4,499	5,893	8,193	-	-
Employment Agreements	1,066	392	674	-	-	-
Uncertain Tax Positions	37,031	603	-	-	-	36,428
Total Cash Obligation	$745,484	$75,789	$136,512	$111,218	$385,537	$36,428

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see “Note 4: Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

The financial position and results of operations of Adtalem Brazil operations are measured using the Brazilian Real as the functional currency. Adtalem Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, Adtalem does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 23.3% of Adtalem’s overall assets, and its Brazilian liabilities constitute 7.3% of overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. During fiscal year 2016, the Brazilian Real’s value declined by as much as 22% from July 2015 to December 2015, but then recovered most of that loss by June 30, 2016. During fiscal year 2017, the value averaged about 15% higher than fiscal year 2016, but finished 3% lower at June 30, 2017 compared to June 30, 2016. During fiscal year 2018, the value remained fairly steady but declined in value during the fourth quarter of fiscal year 2018, finishing approximately 15% lower at June 30, 2018 compared to June 30, 2017. Based upon the current value of the net assets in Adtalem Brazil’s operations, a change of $0.01 in the value of the U.S. dollar relative to the Brazilian Real results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $16.4 million. For fiscal year 2018, the lower value of the Brazilian Real also resulted in lower U.S. translated revenue and operating income compared to the prior year.

The interest rate on Adtalem’s Credit Facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. At June 30, 2018, Adtalem had $300 million in outstanding borrowings under the Term B Loan with a weighted average interest rate of 5.08%. Based upon borrowings of $300 million, a 100 basis point increase in short-term interest rates would result in $3.0 million of additional annual interest expense.

Adtalem’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, the Adtalem Brazil FIES accounts receivable balance has remained elevated for the past several years due to changes in government funding of the program. As of June 30, 2018, the FIES accounts receivable balance was $35.9 million compared to $53.7 million at June 30, 2017. The FIES funding for calendar year 2015 accounted for $13.0 million of the total outstanding FIES balance. In January 2016, Adtalem Brazil entered into a repayment agreement with the Brazilian government pursuant to which these 2015 funds were paid in annual installments over three years. The final installment of $13.0 million was received by Adtalem Brazil on July 6, 2018.

Adtalem’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, Adtalem has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of Adtalem and its subsidiaries are included below on pages 91 through 136 of this report:

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

As of June 30, 2018, Adtalem’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, Adtalem concluded that as of June 30, 2018, its internal control over financial reporting was effective based upon these criteria.

 The effectiveness of Adtalem’s internal control over financial reporting as of June 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2018 that materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2018	2017
	(in thousands, except share
	and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$430,690	$240,426
Marketable Securities and Investments	4,255	4,013
Restricted Cash	310	1,312
Accounts Receivable, Net	146,726	148,677
Prepaid Expenses and Other Current Assets	58,887	36,513
Current Assets Held for Sale	47,132	40,266
Total Current Assets	688,000	471,207
Land, Building and Equipment:
Land	48,177	48,937
Building	389,129	407,624
Equipment	302,516	284,175
Construction in Progress	25,360	21,556
	765,182	762,292
Accumulated Depreciation	(376,528)	(336,027)
Land, Building and Equipment Held for Sale, Net	-	62,561
Land, Building and Equipment, Net	388,654	488,826
Noncurrent Assets:
Deferred Income Taxes	38,780	34,755
Intangible Assets, Net	362,931	391,958
Goodwill	813,887	829,086
Other Assets, Net	39,259	36,777
Noncurrent Assets Held for Sale	13,450	62,409
Total Noncurrent Assets	1,268,307	1,354,985
TOTAL ASSETS	$2,344,961	$2,315,018

LIABILITIES:
Current Liabilities:
Accounts Payable	$47,477	$43,083
Accrued Salaries, Wages and Benefits	71,289	76,906
Accrued Liabilities	80,803	90,061
Deferred Revenue	106,773	103,542
Current Portion of Long-Term Debt	3,000	-
Current Liabilities Held for Sale	56,439	63,735
Total Current Liabilities	365,781	377,327
Noncurrent Liabilities:
Long-Term Debt	290,073	125,000
Deferred Income Taxes	29,115	34,712
Other Liabilities	131,380	101,672
Noncurrent Liabilities Held for Sale	216	983
Total Noncurrent Liabilities	450,784	262,367
TOTAL LIABILITIES	816,565	639,694
COMMITMENTS AND CONTINGENCIES (NOTE 15)
NONCONTROLLING INTEREST	9,110	6,285
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 59,893,000 and 62,371,000 Shares Outstanding at June 30, 2018 and June 30, 2017, respectively	793	781
Additional Paid-in Capital	454,653	415,912
Retained Earnings	1,917,373	1,881,397
Accumulated Other Comprehensive Loss	(142,168)	(59,119)
Treasury Stock, at Cost, 19,390,000 and 15,691,000 Shares at June 30, 2018 and June 30, 2017, respectively	(711,365)	(569,932)
TOTAL SHAREHOLDERS' EQUITY	1,519,286	1,669,039
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,344,961	$2,315,018

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended June 30,
	2018	2017	2016
	(in thousands, except per share amounts)
REVENUE:
Tuition	$1,070,721	$1,056,296	$950,503
Other Educational	160,490	151,613	129,572
Total Revenue	1,231,211	1,207,909	1,080,075
OPERATING COST AND EXPENSE:
Cost of Educational Services	645,604	638,245	568,950
Student Services and Administrative Expense	373,064	369,043	352,646
Restructuring Expense	5,067	12,973	2,389
Regulatory Settlements	-	52,150	-
Total Operating Cost and Expense	1,023,735	1,072,411	923,985
Operating Income from Continuing Operations	207,476	135,498	156,090
INTEREST:
Interest Income	5,827	4,905	666
Interest Expense	(14,620)	(9,144)	(5,934)
Net Interest Expense	(8,793)	(4,239)	(5,268)
Income from Continuing Operations Before Income Taxes	198,683	131,259	150,822
Income Tax Provision	(84,102)	(9,594)	(25,326)
Equity Method Investment Loss	(138)	(694)	-
Income from Continuing Operations	114,443	120,971	125,496
DISCONTINUED OPERATIONS (NOTE 2):
(Loss) Income from Discontinued Operations Before Income Taxes	(124,162)	3,135	(168,121)
Income Tax Benefit (Provision)	44,016	(826)	39,869
(Loss) Income from Discontinued Operations	(80,146)	2,309	(128,252)
NET INCOME (LOSS)	34,297	123,280	(2,756)
Net Income Attributable to Noncontrolling Interest	(528)	(997)	(410)
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$33,769	$122,283	$(3,166)

AMOUNTS ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION:
Income from Continuing Operations	$113,915	$119,974	$125,086
(Loss) Income from Discontinued Operations	(80,146)	2,309	(128,252)
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$33,769	$122,283	$(3,166)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION SHAREHOLDERS:
Basic:
Continuing Operations	$1.85	$1.89	$1.95
Discontinued Operations	$(1.30)	$0.04	$(2.00)
Total	$0.55	$1.93	$(0.05)
Diluted:
Continuing Operations	$1.83	$1.87	$1.94
Discontinued Operations	$(1.29)	$0.04	$(1.99)
Total	$0.54	$1.91	$(0.05)

Cash Dividends Declared per Common Share	$-	$0.18	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
NET INCOME (LOSS)	$34,297	$123,280	$(2,756)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation (Loss) Gain	(83,174)	(16,845)	34,821
Change in Fair Value of Available-For-Sale Securities	125	193	(174)
COMPREHENSIVE (LOSS) INCOME	(48,752)	106,628	31,891
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,199	(629)	(1,150)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$(47,553)	$105,999	$30,741

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$34,297	$123,280	$(2,756)
Loss (Income) from Discontinued Operations	80,146	(2,309)	128,252
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	14,499	16,600	22,368
Depreciation	43,286	45,805	43,319
Amortization of Intangible Assets	9,538	11,169	5,192
Amortization of Deferred Debt Issuance Costs	2,273	704	704
Impairment of Intangible Assets	400	-	-
Provision for Refunds and Uncollectible Accounts	33,801	34,529	30,034
Deferred Income Taxes	(10,595)	3,797	(15,188)
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	31,728	10,507	694
Changes in Assets and Liabilities:
Accounts Receivable	(43,294)	(57,356)	(56,688)
Prepaid Expenses and Other	16,793	(9,647)	(1,822)
Accounts Payable	9,964	3,846	(1,287)
Accrued Salaries, Wages, Benefits and Liabilities	(4,938)	9,500	5,040
Deferred Revenue	3,382	11,334	4,106
Net Cash Provided by Operating Activities-Continuing Operations	221,280	201,759	161,968
Net Cash Provided by Operating Activities-Discontinued Operations	17,909	29,161	69,515
NET CASH PROVIDED BY OPERATING ACTIVITIES	239,189	230,920	231,483
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(66,530)	(42,508)	(51,455)
Payment for Purchase of Businesses, Net of Cash Acquired	(4,041)	(330,567)	(173,864)
Payment for Investment in Business	(5,000)	-	-
Marketable Securities Purchased	(159)	(93)	(105)
Purchase of Noncontrolling Interest of Subsidiary	-	-	(3,114)
Net Cash Used in Investing Activities-Continuing Operations	(75,730)	(373,168)	(228,538)
Net Cash Provided by (Used in) Investing Activities-Discontinued Operations	4,280	(6,486)	13,131
NET CASH USED IN INVESTING ACTIVITIES	(71,450)	(379,654)	(215,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	23,821	27,675	337
Employee Taxes Paid on Withholding Shares	(4,203)	(2,956)	(3,474)
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	803	865	1,153
Repurchase of Common Stock for Treasury	(137,028)	(48,508)	(32,634)
Cash Dividends Paid	-	(11,414)	(22,977)
Payments of Seller Financed Obligations	(11,413)	(4,819)	(11,500)
Borrowings Under Credit Facility	578,000	527,000	-
Repayments Under Credit Facility	(403,000)	(402,000)	-
Payment of Debt Issuance Costs	(9,871)	-	-
Capital Investment from Noncontrolling Interest	95	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,204	85,843	(69,095)
Effects of Exchange Rate Differences	(11,634)	(1,360)	4,601
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	193,309	(64,251)	(48,418)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	251,096	315,347	363,765
Cash, Cash Equivalents and Restricted Cash at End of Year	444,405	251,096	315,347
Less: Cash, Cash Equivalents and Restricted Cash of Discontinued Operations at End of Year	13,405	9,358	10,168
Cash, Cash Equivalents and Restricted Cash at End of Year	$431,000	$241,738	$305,179
Cash Paid During the Year For:
Interest	$11,505	$7,325	$3,510
Income Taxes, Net	$8,365	$14,901	$1,420
Non-cash Investing and Financing Activity:
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Options	$(1,872)	$176	$(1,804)

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended June 30, 2018, 2017 and 2016

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in thousands, except per share amounts)
Balance at June 30, 2015	$760	$350,256	$1,796,361	$(77,114)	$(485,453)	$1,584,810
Net loss			(3,166)			(3,166)
Foreign currency translation				34,821		34,821
Unrealized investment losses, net of tax				(174)		(174)
Change in noncontrolling interest put option			1,804			1,804
Stock-based compensation		22,368				22,368
Cash dividends of $0.36 per common share			(22,977)			(22,977)
Net activity from stock-based compensation awards	5	332			(3,474)	(3,137)
Tax cost from exercise of stock-based compensation awards		(781)				(781)
Proceeds from stock issued under Colleague Stock Purchase Plan			(954)		2,107	1,153
Repurchase of common shares for treasury					(32,634)	(32,634)
Balance at June 30, 2016	765	372,175	1,771,068	(42,467)	(519,454)	1,582,087
Net income			122,283			122,283
Foreign currency translation				(16,845)		(16,845)
Unrealized investment gains, net of tax				193		193
Change in noncontrolling interest put option			(176)			(176)
Stock-based compensation		16,600				16,600
Cash dividends of $0.18 per common share			(11,414)			(11,414)
Net activity from stock-based compensation awards	16	27,901			(3,199)	24,718
Tax cost from exercise of stock-based compensation awards		(764)				(764)
Proceeds from stock issued under Colleague Stock Purchase Plan			(364)		1,229	865
Repurchase of common shares for treasury					(48,508)	(48,508)
Balance at June 30, 2017	781	415,912	1,881,397	(59,119)	(569,932)	1,669,039
Cumulative effect adjustment upon the adoption of ASU 2016-09		(596)	360			(236)
Net income			33,769			33,769
Foreign currency translation				(83,174)		(83,174)
Unrealized investment gains, net of tax				125		125
Change in noncontrolling interest put option			1,872			1,872
Stock-based compensation		14,499				14,499
Net activity from stock-based compensation awards	12	24,762			(5,157)	19,617
Proceeds from stock issued under Colleague Stock Purchase Plan		76	(25)		752	803
Repurchase of common shares for treasury					(137,028)	(137,028)
Balance at June 30, 2018	$793	$454,653	$1,917,373	$(142,168)	$(711,365)	$1,519,286

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

Notes to Consolidated Financial Statements

NOTE 1: NATURE OF OPERATIONS

Adtalem Global Education Inc. (“Adtalem”) is a global provider of educational services and one of the largest publicly-held educational organizations in the world. Adtalem’s wholly-owned subsidiaries include:

•	Chamberlain University (“Chamberlain”)
•	American University of the Caribbean School of Medicine (“AUC”)
•	Ross University School of Medicine (“RUSM”)
•	Ross University School of Veterinary Medicine (“RUSVM”)
•	Becker Professional Education (“Becker”)
•	Association of Certified Anti-Money Laundering Specialists (“ACAMS”)
•	Carrington College (“Carrington”), presented as discontinued operations (see “Note 2: Discontinued Operations and Assets Held for Sale”)
•	DeVry University, presented as discontinued operations (see “Note 2: Discontinued Operations and Assets Held for Sale”)

In addition, Adtalem maintains a 97.9% ownership interest in Adtalem Education of Brazil (“Adtalem Brazil”) and a 69% ownership interest in EduPristine.

These institutions offer degree and non-degree programs in business, healthcare and technology and serve students in postsecondary education as well as accounting, finance and legal professionals.

Chamberlain offers a pre-licensure bachelor’s degree in nursing at 21 campus locations and post-licensure bachelor’s, master’s and doctorate degree programs in nursing through its online platform. Pre-licensure students take non-clinical courses either online or onsite. All post-licensure nursing and Master of Public Health (“MPH”) courses are offered online.

AUC operates a campus in the Caribbean country of St. Maarten. Students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in the U.S., Canadian and United Kingdom teaching hospitals under affiliation with AUC.

RUSM operates a campus in the Caribbean country of Dominica. RUSM students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in the U.S. and Canadian teaching hospitals under affiliation with RUSM. See “Note 18: Subsequent Event” for details on the RUSM campus being relocated from Dominica to Barbados.

RUSVM operates a campus in the Caribbean country of St. Kitts. RUSVM students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in the U.S. and international veterinary schools under affiliation with RUSVM.

Becker prepares candidates for the U.S. Certified Public Accountant (“CPA”) examination, Association of Chartered Certified Accountants (“ACCA”) examination, Certified Management Accountant (“CMA”) examination, and the U.S. Medical Licensing Examination (“USMLE”). Becker also offers continuing professional education programs and seminars in accounting and finance. Classes are taught online and live across the U.S. and in approximately 35 foreign countries.

ACAMS is the largest international membership organization dedicated to enhancing the knowledge, skills and expertise of anti-money laundering and financial crime detection and prevention professionals. ACAMS’ main products include membership service, Certified Anti-Money Laundering Specialist (“CAMS”) certification, conferences, risk assessment, training and publications.

EduPristine is a professional education provider in India in the areas of finance, accounting, analytics, marketing and healthcare.

Adtalem Brazil is based in São Paulo and is currently comprised of 15 institutions: Centro Universitário Unifanor (“UniFanor”), Faculdade Ruy Barbosa (“Ruy Barbosa”) Faculdade ÁREA1 (“AREA1”), Centro Universitário Boa Viagem (“UniFBV”), Centro Universitário Vale do Ipojuca (“UniFavip”), Faculdade Diferencial Integral (“Facid”), Faculdade Internacional de São Luis (“Sao Luis”), Faculdade Boa Viagem (“Joao Pessoa”), Faculdade Martha Falcão (“FMF”), Faculdade Ideal (“Faci”), Damásio Educacional (“Damasio”), Grupo Ibmec Educacional S.A. (“Grupo Ibmec”), Centro Universitário Metrocamp (“UniMetrocamp”), Faculdade de Imperatriz (“Facimp”) and São Judas Tadeu (“SJT”). These schools operate 22 locations located in 12 States in Northeast, North and Southeast Brazil. Adtalem Brazil also operates over 200 distance learning centers throughout Brazil under Damasio’s franchise agreements. Adtalem Brazil’s institutions offer undergraduate and graduate programs mainly focused in business, management, medical, healthcare, law and engineering. In addition, Damasio offers legal bar exam review courses.

NOTE 2: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On December 4, 2017, Adtalem announced the signing of a definitive agreement to divest DeVry University, pursuant to, and subject to the terms and conditions of a stock purchase agreement with Cogswell Education, LLC (“Cogswell”), with an expected closing date occurring in early fiscal year 2019. The decision to divest was made based on changes in strategic direction for the Adtalem portfolio of institutions. As the potential sale represents a strategic shift that will have a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. All periods presented disclose the assets and liabilities as held for sale, and operations and cash flows of DeVry University, which was previously a part of the U.S. Traditional Postsecondary reporting segment, as discontinued operations.

During the year ended June 30, 2018, asset impairment charges of $58.6 million were recorded to write-down intangible assets, goodwill, building and equipment to zero based on the fair value market value of the DeVry University operations. During the year ended June 30, 2018, management also completed the sale of the DeVry University and Carrington co-located campus in Pomona, California, for $11.1 million, which was previously recorded on the Consolidated Balance Sheet as held for sale for $11.3 million, resulting in a $0.2 million realized loss on sale of assets. The assets which were previously recorded as held for sale, the unrealized loss on assets held for sale and the loss on sale of assets associated with the Pomona, California, campus have all been classified within discontinued operations.

On June 28, 2018, Adtalem announced the signing of a definitive agreement to divest Carrington, pursuant to, and subject to the terms and conditions of a membership interest purchase agreement with San Joaquin Valley College (“SJVC”), with an expected closing date occurring in mid-fiscal year 2019. The decision to divest was made based on changes in strategic direction for the Adtalem portfolio of institutions. As the potential sale represents a strategic shift that will have a major effect on Adtalem’s operations and financial results, Carrington is presented in Adtalem’s financial reporting as a discontinued operation. All periods presented disclose the assets and liabilities as held for sale, and operations and cash flows of Carrington, which was previously a part of the U.S. Traditional Postsecondary reporting segment, as discontinued operations.

During the year ended June 30, 2018, asset impairment charges of $37.4 million were recorded to write-down intangible assets, building and equipment to zero based on the fair value market value of the Carrington operations.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale (in thousands).

	June 30,
	2018	2017
ASSETS:
Current Assets:
Cash and Cash Equivalents	$1	$1,553
Restricted Cash	13,404	7,805
Accounts Receivable, Net	25,294	24,685
Prepaid Expenses and Other Current Assets	8,433	6,223
Total Current Assets Held for Sale	47,132	40,266
Land, Building and Equipment Held for Sale, Net	-	62,561
Noncurrent Assets:
Intangible Assets	-	21,845
Goodwill	-	22,196
Perkins Program Fund, Net	13,450	13,450
Other Assets, Net	-	4,918
Total Noncurrent Assets Held for Sale	13,450	62,409
Total Assets Held for Sale	$60,582	$165,236

LIABILITIES:
Current Liabilities:
Accounts Payable	$24,312	$21,202
Accrued Salaries, Wages and Benefits	13,979	19,335
Accrued Liabilities	1,514	9,182
Deferred Revenue	16,634	14,016
Total Current Liabilities Held for Sale	56,439	63,735
Noncurrent Liabilities:
Deferred Income Taxes, Net	216	983
Total Noncurrent Liabilities Held for Sale	216	983
Total Liabilities Held for Sale	$56,655	$64,718

The following is a summary of income statement information of operations reported as discontinued operations (in thousands).

	Year Ended June 30,
	2018	2017	2016
REVENUE:
Tuition	$446,534	$566,721	$722,879
Other Educational	37,734	35,170	40,583
Total Revenue	484,268	601,891	763,462
OPERATING COST AND EXPENSE:
Cost of Educational Services	271,357	323,949	417,827
Student Services and Administrative Expense	222,323	249,109	301,403
Restructuring Expense	18,507	16,852	71,838
Asset Impairment Charge - Intangibles and Goodwill	44,041	-	147,660
Asset Impairment Charge - Building and Equipment	51,972	-	-
Loss on Sale of Assets	230	-	-
Regulatory Settlements	-	4,102	-
Loss on Assets Held for Sale	-	4,764	-
Gain on Sale of Assets	-	-	(7,032)
Total Operating Cost and Expense	608,430	598,776	931,696
Operating (Loss) Income from Discontinued Operations	(124,162)	3,115	(168,234)
Interest Income	-	20	113
(Loss) Income from Discontinued Operations Before Income Taxes	(124,162)	3,135	(168,121)
Income Tax Benefit (Provision)	44,016	(826)	39,869
(Loss) Income from Discontinued Operations	$(80,146)	$2,309	$(128,252)

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

The regulatory settlements expense of $56.3 million recorded during the year ended June 30, 2017 consists of the $49.4 million cash payment to the FTC, $4.1 million of expensed institutional loans and the $2.75 million cash payment to the NYAG. Of these regulatory settlement charges, $4.1 million is recorded within discontinued operations and $52.2 million was allocated to the Adtalem home office which is classified as “Home Office and Other” in “Note 16: Segment Information.”

Additionally, in the second quarter of fiscal year 2017, DeVry University reached a settlement agreement (the “Settlement Agreement”) with the U.S. Department of Education (“ED”) regarding its January 27, 2016 Notice of Intent to Limit (“Notice”). The Notice related narrowly to a specific graduate employment statistic previously used by DeVry University, calculated since 1975. The Settlement Agreement includes, among other things, DeVry University’s agreement to no longer use the statistic in question or to make any other representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980. DeVry University will also refrain from making any future graduate employment representations without possessing graduate-specific information, and, for five years after the effective date of the settlement, to post a letter of credit with ED equal to 10% of DeVry University’s annual Title IV disbursement. A $68.4 million letter of credit was posted in the second quarter of fiscal year 2017 in relation to this requirement. Upon the close of the sale of DeVry University (see “Note 2: Discontinued Operations and Assets Held for Sale”), Adtalem will continue to post this letter of credit on behalf of DeVry University. Also, as a result of the Settlement Agreement, DeVry University’s participation in Title IV programs is under provisional certification. The Settlement Agreement in no way hinders DeVry University’s ability to serve current or future students. DeVry University resolved the Notice in full cooperation with ED. The Settlement Agreement allows DeVry University to continue communicating its strong student outcomes, while providing assurances regarding the extent of its graduate employment data.

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

Equity/Cost Method Investment

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

The cost method of accounting is used for an investment where we do not have the ability to influence the operating and financial decisions of the investee. Generally, this occurs when the ownership interest is less than 20%. The investment is recorded at cost and classified as Other Assets, Net on the Consolidated Balance Sheets. During fiscal year 2018, Adtalem invested $5.0 million for a 3.68% equity interest (on a fully-diluted basis) in Singularity University (“SU”) and is recorded using the cost method of accounting.

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

Marketable securities and investments consist of investments in mutual funds, which are classified as available-for-sale securities. The following is a summary of our available-for-sale marketable securities at June 30, 2018 (in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$1,137	$-	$32	$1,169
Stock Mutual Funds	2,581	-	505	3,086
Total Marketable Securities	$3,718	$-	$537	$4,255

The following is a summary of our available for sale marketable securities at June 30, 2017 (in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$1,112	$-	$64	$1,176
Stock Mutual Funds	2,448	-	389	2,837
Total Marketable Securities	$3,560	$-	$453	$4,013

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At June 30, 2018 and 2017, all of the bond and stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under Adtalem’s non-qualified deferred compensation plan.

Realized gains and losses are computed on the basis of specific identification and are included in Interest in the Consolidated Statements of Income (Loss). Adtalem has not recorded any realized gains or realized losses for fiscal year 2018, 2017 or 2016. See “Note 6: Fair Value Measurements” for further disclosures on the Fair Value of Financial Instruments.

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

Revenue Recognition

Tuition

Chamberlain and Adtalem Brazil higher education tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the applicable academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted primarily in U.S. teaching hospitals and veterinary schools under the oversight of the institutions. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools to support the educational infrastructure required to train AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker, ACAMS and Adtalem Brazil’s live classroom test preparation revenue is recognized on a straight-line basis over the applicable delivery period. Revenue from conferences and training services, which are generally short-term in duration, is recognized when the conference or training service is provided.

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

The provisions for refunds, which are reported as a reduction to Tuition Revenue in the Consolidated Statements of Income (Loss), are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term. Provisions for refunds were $16.9 million, $15.5 million and $14.6 million for the years ended June 30, 2018, 2017 and 2016, respectively.

Provisions for refunds are monitored and adjusted as necessary within the academic term and adjusted for actual refunds issued and withdrawn student accounts receivable balances at the completion of an academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit Adtalem to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Adtalem in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Reserves related to refunds and uncollectible accounts totaled $28.0 million and $25.0 million at June 30, 2018 and 2017, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income (Loss), for years ended June 30, 2018, 2017 and 2016 were $16.9 million, $19.0 million and $15.4 million, respectively.

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of June 30, 2018 and 2017, the net balance of capitalized internal-use software development costs was $13.5 million and $5.9 million, respectively.

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

Business Combinations, Intangible Assets and Goodwill

Intangible assets relate mainly to acquired business operations (see “Note 9: Business Combinations”). These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2018. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. See “Note 10: Intangible Assets” for results of Adtalem’s required impairment analysis of its intangible assets and goodwill.

Intangible assets with finite lives are amortized over their expected economic lives. These lives range from 1 to 18 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In the year ended June 30, 2018, we recorded impairment charges of $34.7 million and $17.2 million to write-down building, building improvements, furniture and equipment to zero based on the fair market value of the DeVry University and Carrington operations, respectively, which are classified within discontinued operations. Additionally, during the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. Based on current estimates, we recorded hurricane-related impairment charges to building, building improvements, furniture and equipment of $31.0 million in fiscal year 2018, along with receivables for insurance reimbursements of these amounts, less deductibles, of $21.9 million as of June 30, 2018. The impairment charges are included in Cost of Educational Services in the Consolidated Statements of Income (Loss). For a discussion of the impairment review of goodwill and intangible assets see “Note 10: Intangible Assets.”

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Marketable Securities and Investments (see “Note 6: Fair Value Measurements”), Restricted Cash, Accounts Receivable, Net, Accounts Payable, Accrued Liabilities and Deferred Revenue approximate fair value because of the immediate or short-term maturity of these financial instruments. Adtalem’s long-term debt (see “Note 13: Debt”) bears interest at a floating rate reset to current rates on a monthly basis. Therefore, the carrying amount of Adtalem’s long-term debt approximates fair value.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s and EduPristine’s operations and Becker’s and ACAMS’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the years ended June 30, 2018, 2017 and 2016 were not material.

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

As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), Adtalem revised its prior intent to indefinitely reinvest accumulated undistributed earnings and profits in foreign operations, and now only intends to maintain this assertion with respect to accumulated and future earnings in Brazil.

Noncontrolling Interest

Adtalem currently maintains a 97.9% ownership interest in Adtalem Brazil with the remaining 2.1% owned by members of the current Adtalem Brazil senior management group. In addition, Adtalem currently maintains a 69% ownership interest in EduPristine with the remaining 31% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm. The adjustment to increase or decrease the Adtalem Brazil and EduPristine noncontrolling interest each reporting period for their respective proportionate shares of Adtalem Brazil’s and EduPristine’s profit (loss) flows through the Consolidated Statements of Income (Loss) based on Adtalem’s noncontrolling interest accounting policy.

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

The Adtalem Brazil management and Kaizen put options are being accreted to their respective redemption values in accordance with the terms of the related stock purchase agreements. The adjustments to increase or decrease the put options to their expected redemption values each reporting period are recorded in retained earnings in accordance with GAAP.

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Year Ended June 30,
	2018	2017
Balance at Beginning of Year	$6,285	$5,112
Net Income Attributable to Noncontrolling Interest	528	997
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Options	(1,872)	176
Acquisition of Noncontrolling Interest in EduPristine	4,074	-
Capital Investment from Noncontrolling Interest in EduPristine	95	-
Balance at End of Year	$9,110	$6,285

Earnings per Common Share

Basic earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of shares assuming dilution. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were outstanding stock-based grants representing 980,000, 1,682,000 and 2,803,000 shares of common stock for fiscal years 2018, 2017 and 2016, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	June 30,
	2018	2017	2016
Weighted Average Shares Outstanding	60,760	62,656	63,254
Unvested Participating RSUs	702	843	782
Basic Shares	61,462	63,499	64,036
Effect of Dilutive Stock Options	818	520	335
Diluted Shares	62,280	64,019	64,371

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized as expense over the employee requisite service period. With the adoption of Accounting Standard Update (“ASU”) 2016-09 on July 1, 2017, we account for forfeitures of outstanding but unvested grants in the period they occur. If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that Adtalem records may differ significantly from what was recorded in previous periods.

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

The Accumulated Other Comprehensive Loss balance at June 30, 2018 consists of $142.6 million of cumulative translation losses ($139.6 million attributable to Adtalem and $3.0 million attributable to noncontrolling interest) and $0.4 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to Adtalem. At June 30, 2017, this balance consisted of $59.4 million of cumulative translation losses ($58.1 million attributable to Adtalem and $1.3 million attributable to noncontrolling interest) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $80.5 million, $75.6 million and $68.3 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Hurricane Expense

AUC and RUSM were affected by hurricane events occurring in the first quarter of fiscal year 2018. Adtalem recorded expenses of $63.3 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching in alternate locations in the year ended June 30, 2018. Received and expected insurance proceeds of $59.0 million were recorded to offset these expenses in the year ended June 30, 2018. Based upon preliminary damage assessments of facilities, impairment write-downs of building, building improvements, furniture and equipment of $31.0 million were recorded in the year ended June 30, 2018. Expected insurance proceeds of $21.9 million were recorded to offset these expenses in the year ended June 30, 2018. In total, $13.4 million of net expense was recorded in Cost of Educational Services in the Consolidated Statement of Income (Loss) for the year ended June 30, 2018. The recorded expense primarily represents the deductibles under the related insurance policies.

Restructuring Charges

Adtalem’s financial statements include charges related to severance and related benefits for reductions in staff. These charges also include early lease termination or cease-of-use costs and accelerated depreciation and gains and losses on disposals of property and equipment related to campus and administrative office consolidations (see “Note 11: Restructuring Charges”).

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02: “Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance was issued to allow a reclassification from accumulated other comprehensive income to retained earnings for tax effects of items within accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of this guidance is permitted. In the third quarter of fiscal year 2018, we adopted this guidance. We have chosen not to make the election to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings. The adoption of this guidance did not have an impact on the Consolidated Financial Statements.

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

In May 2014, FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Adtalem will implement this guidance effective July 1, 2018 using the retrospective approach. Management has assessed Adtalem’s revenue recognition policies and procedures, and anticipates the adoption will not have a significant impact on Adtalem’s Consolidated Financial Statements.

Reclassifications

Beginning in the second quarter of fiscal year 2018, DeVry University operations are classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations are classified as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” for further information. Prior period amounts have been revised to conform to the current classification. Certain expenses previously allocated to DeVry University and Carrington within the U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operation reporting guidance regarding allocation of corporate overhead. See “Note 16: Segment Information” for additional information.

In the first quarter of fiscal year 2018, we retrospectively adopted ASU 2016-09: “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, cash outflows from employee taxes paid when shares are withheld are classified as a financing activity. Our prior practice classified these amounts as an operating activity in the statement of cash flows. Therefore, we changed line items on the Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016 as follows (in thousands):

	Year Ended June 30,
	2017	2016
Net Cash Provided by Operating Activities:
Previously Reported	$227,964	$228,009
Adjustment	2,956	3,474
As Reported	$230,920	$231,483

Net Cash Provided by Financing Activities:
Previously Reported	$88,799	$(65,621)
Adjustment	(2,956)	(3,474)
As Reported	$85,843	$(69,095)

NOTE 5: STOCK-BASED COMPENSATION

Adtalem maintains two stock-based incentive plans: the Amended and Restated Incentive Plan of 2005 and the Fourth Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of Adtalem’s common stock. The Fourth Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the granting of stock appreciation rights, RSUs, performance based RSUs and other stock and cash-based compensation. Although options remain outstanding under the 2005 incentive plan, no further stock-based grants will be issued under this plan. The Fourth Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board. Options are granted for terms of up to ten years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

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

At June 30, 2018, 8,236,479 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the fiscal year ended June 30, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2017	2,794,850	$34.68
Options Granted	491,275	33.90
Options Exercised	(823,829)	30.14
Options Forfeited	(73,015)	29.72
Options Expired	(583,148)	46.56
Outstanding at June 30, 2018	1,806,133	32.88	6.32	$28,516
Exercisable at June 30, 2018	819,480	$38.29	3.78	$9,069

The following is a summary of stock appreciation rights activity for the fiscal year ended June 30, 2018:

			Weighted
	Number of	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2017	99,500	$45.04
Rights Exercised	(34,100)	38.71
Rights Canceled	(65,400)	48.34
Outstanding at June 30, 2018	-	-	-	$-
Exercisable at June 30, 2018	-	$-	-	$-

The total intrinsic value of options exercised for the fiscal years ended 2018, 2017 and 2016 was $11.4 million, $6.2 million and $0.1 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during fiscal years 2018, 2017 and 2016 was $14.63, $9.09 and $8.85, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted average assumptions:

	Fiscal Year
	2018	2017	2016
Expected Life (in Years)	6.68	6.88	6.78
Expected Volatility	41.45%	42.41%	41.35%
Risk-free Interest Rate	1.95%	1.41%	1.85%
Dividend Yield	0.00%	1.19%	1.01%
Pre-vesting Forfeiture Rate	NA	10.00%	3.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. Adtalem’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant and Adtalem’s long-term historical volatility. On February 16, 2017, Adtalem discontinued payment of cash dividends, resulting in the elimination of a dividend yield from the assumptions. The pre-vesting stock option forfeiture rate for fiscal year 2017 and 2016 were based on Adtalem’s historical stock option forfeiture experience. With the adoption of ASU 2016-09 on July 1, 2017, we account for forfeitures as they occur. Therefore, no forfeiture rate applies for fiscal year 2018. The main driver for the increased pre-vesting forfeiture rate in fiscal year 2017 was the change in the business environment at Adtalem and its institutions, which resulted in increased turnover in executive management.

If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that Adtalem records may differ significantly from what was recorded in previous periods.

During fiscal year 2018, Adtalem granted 516,090 RSUs to selected employees and directors. Of these, 246,890 are performance-based RSUs and 269,200 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based goals, academic goals, achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or achievement of a minimum level of return on invested capital (“ROIC”). Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem or upon retirement. During the restriction period, the recipient of the non-performance based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the year ended June 30, 2018:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at July 1, 2017	1,279,667	$26.14
RSUs Granted	516,090	34.67
RSUs Vested	(378,859)	31.35
RSUs Forfeited	(189,940)	27.79
Outstanding at June 30, 2018	1,226,958	$28.31

The weighted average estimated grant date fair value of RSUs granted at market price under Adtalem’s stock-based incentive plans during fiscal years 2018, 2017 and 2016 was $34.67, $23.92 and $24.41, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	Year Ended June 30,
	2018	2017	2016
Cost of Educational Services	$4,464	$5,312	$5,617
Student Services and Administrative Expense	9,487	11,288	16,751
Restructuring Expense	548	-	-
	14,499	16,600	22,368
Income Tax Benefit	(5,829)	(5,819)	(8,564)
Net Stock-Based Compensation Expense	$8,670	$10,781	$13,804

As of June 30, 2018, $22.7 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options and RSUs vested during the years ended June 30, 2018, 2017 and 2016 was approximately $14.8 million, $13.9 million and $21.7 million, respectively.

There was no capitalized stock-based compensation cost at each of June 30, 2018 and 2017.

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

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2018. See “Note 10: Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

The following table presents Adtalem's assets and liabilities at June 30, 2018, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$430,690	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	4,255	-	-
Institutional Loans Receivable, Net	-	44,320	-
Deferred Acquisition Obligations	-	18,585	-
Total Financial Assets at Fair Value	$434,945	$62,905	$-

1

The following table presents Adtalem's assets and liabilities at June 30, 2017, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$240,426	$-	$-
Available-for-Sale Investments:
Marketable Securities, short-term	4,013	-	-
Institutional Loans Receivable, Net	-	39,537	-
Deferred Acquisition Obligations	-	26,590	-
FIES Receivable	-	22,860	-
Total Financial Assets at Fair Value	$244,439	$88,987	$-

Cash and Cash Equivalents and Investments in short-term Marketable Securities are valued using a market approach based on quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets, Net on the Consolidated Balance Sheets as of June 30, 2018 and 2017 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 7: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $4.3 million and $14.8 million were classified as Accrued Liabilities on the Consolidated Balance Sheets at June 30, 2018 and 2017, respectively, and $14.3 million and $11.8 million were classified as Other Liabilities on the Consolidated Balance Sheets at June 30, 2018 and 2017, respectively.

The fair value of Adtalem Brazil’s receivable under Brazil’s FIES public loan program included in Accounts Receivable, Net on the Consolidated Balance Sheet as of June 30, 2017 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of June 30, 2018, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 7: FINANCING RECEIVABLES

Adtalem’s institutional loan programs are available to students at Chamberlain, AUC, RUSM and RUSVM. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Chamberlain requires that students begin repaying loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, reduce the possibility of over borrowing and to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker with an 18-month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands).

	June 30,
	2018		2017
Gross Institutional Loans		$54,323		$49,273
Allowance for Credit Losses:
Balance at July 1	$(9,736)		$(6,498)
Charge-offs and Adjustments	330		436
Recoveries	(61)		(94)
Additional Provision	(536)		(3,580)
Balance at End of Period		(10,003)		(9,736)
Net Institutional Loans		$44,320		$39,537

Of the net balances above, $21.2 million and $17.8 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at June 30, 2018 and 2017, respectively, and $23.1 million and $21.8 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at June 30, 2018 and 2017, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging of past due institutional loans (in thousands).

	June 30,
	2018	2017
Institutional Loans:
Performing	$44,492	$39,745
Nonperforming	9,831	9,528
Total Institutional Loans	$54,323	$49,273

	1-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Institutional Loans
Institutional Loans:
June 30, 2018	$8,473	$900	$3,099	$9,831	$22,303	$32,020	$54,323
June 30, 2017	$5,900	$1,686	$369	$9,528	$17,483	$31,790	$49,273

Loans are considered nonperforming if they are more than 90 days past due. At June 30, 2018 and 2017, all nonperforming loans were fully reserved.

NOTE 8: DIVIDENDS AND STOCK REPURCHASE PROGRAMS

Adtalem paid dividends of $11.6 million, $11.4 million and $11.4 million on December 23, 2015, June 24, 2016 and December 22, 2016, respectively. On February 16, 2017, the Board determined to discontinue cash dividend payments for the foreseeable future. Future dividends will be at the discretion of the Board.

Adtalem has repurchased shares under the following programs as of June 30, 2018:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,672,250	36.6
February 16, 2017	4,330,141	165.0
Totals	18,861,904	$699.3

On February 16, 2017, the Board authorized Adtalem’s tenth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2020. A total of 3,544,845 shares were repurchased during the year ended June 30, 2018 under the tenth share repurchase program for an aggregate of $137.0 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 9: BUSINESS COMBINATIONS

EduPristine

On February 5, 2018, Adtalem completed the acquisition of a majority interest in EduPristine. Under the terms of the agreement, Adtalem agreed to pay approximately $3.2 million in cash, in exchange for stock of EduPristine, increasing Adtalem’s ownership share from 36% to 64%. This ownership percentage was increased to 69% with an additional equity investment of $1.3 million in March 2018. The payments for these additional investments were made in the third quarter of fiscal year 2018. EduPristine is a professional education provider in India in the areas of finance, accounting, analytics, marketing and healthcare. The acquisition furthers Adtalem’s global growth strategy into professional education.

The operations of EduPristine are included in Adtalem’s Professional Education segment. Prior to the February 5, 2018 investment, Adtalem accounted for its ownership interest in EduPristine under the equity method investment of accounting. The results of EduPristine’s operations have been fully consolidated in the Consolidated Financial Statements of Adtalem since the February 5, 2018 acquisition date. The fair value of Adtalem’s equity investment immediately prior to the majority interest investment was $4.1 million, which was based on a discounted cash flow analysis. The $4.1 million noncontrolling interest recorded on the acquisition date was also derived using the same discounted cash flow analysis. In the third quarter of fiscal year 2018, Adtalem recorded a $1.2 million gain on its previous equity investment, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss) for the year ended June 30, 2018.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Adtalem’s majority interest in EduPristine (in thousands).

February 5, 2018
Current Assets	$866
Property and Equipment	239
Other Long-term Assets	69
Intangible Assets	1,380
Goodwill	11,527
Total Assets Acquired	14,081
Liabilities Assumed	2,715
Net Assets Acquired	$11,366

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was assigned to the Professional Education reporting unit and reporting segment. The amounts in the table above changed from that reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include EduPristine’s strategic fit into Adtalem’s expanding presence in professional education and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. The $1.4 million of acquired intangible assets was assigned to Trade Names. None of the acquired intangible assets were determined to be subject to amortization.

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

São Judas Tadeu

On November 1, 2017, Adtalem Brazil completed the acquisition of SJT. Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $6.0 million in cash, in exchange for 100% of the stock of SJT. Approximately $1.0 million of payments were made in the second quarter of fiscal year 2018, with additional aggregate payments of approximately $5.0 million required over the succeeding four years. Located in São Paulo, SJT offers medical doctor specialty test preparation and currently serves approximately 2,700 students. The acquisition of SJT adds a new product offering to Adtalem Brazil’s test preparation business.

The operations of SJT are included in Adtalem’s Technology and Business segment. The results of SJT’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

November 1, 2017
Current Assets	$558
Property and Equipment	64
Other Long-term Assets	9
Intangible Assets	381
Goodwill	5,636
Total Assets Acquired	6,648
Liabilities Assumed	684
Net Assets Acquired	$5,964

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was assigned to the Adtalem Brazil reporting unit which is classified within the Technology and Business segment. The amounts in the table above changed from that reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include SJT’s strategic fit into Adtalem’s expanding presence in test preparation and the acquired assembled workforce. Of the $0.4 million of acquired intangible assets, $0.2 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with a useful life of approximately six months. The value and estimated useful life by asset type is as follows (in thousands):

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

Intangible assets consist of the following (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$8,193	$(6,972)	5 Years
Customer Relationships	42,900	(9,598)	10 Years
Non-compete Agreements	700	(700)	1 Year
Curriculum/Software	6,833	(4,265)	4 Years
Franchise Contracts	9,064	(1,720)	18 Years
Clinical Agreements	336	(112)	15 Years
Trade Names	976	(904)	10 Years
Proprietary Technology	500	(250)	4 Years
Total	$69,502	$(24,521)
Indefinite-Lived Intangible Assets:
Trade Names	$106,132
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	82,578
Total	$317,950

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$12,459	$(9,323)
Customer Relationships	42,900	(4,923)
Non-compete Agreements	700	(665)
Curriculum/Software	7,147	(2,329)
Franchise Contracts	10,615	(1,425)
Clinical Agreements	393	(104)
Trade Names	1,145	(945)
Proprietary Technology	500	(125)
Total	$75,859	$(19,839)
Indefinite-Lived Intangible Assets:
Trade Names	$109,519
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	97,179
Total	$335,938

Amortization expense for amortized intangible assets was $9.5 million, $11.2 million and $5.2 million for the years ended June 30, 2018, 2017 and 2016, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

	Professional	Adtalem
Fiscal Year	Education	Brazil	Total
2019	$6,422	$1,728	$8,150
2020	4,671	1,270	5,941
2021	4,440	775	5,215
2022	4,300	526	4,826
2023	4,118	526	4,644
Thereafter	11,268	4,937	16,205

All amortizable intangible assets except student relationships and customer relationships are being amortized on a straight-line basis. The amount being amortized for student relationships is based on the estimated progression of the students through the respective Damasio, Grupo Ibmec and SJT programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. The amount being amortized for customer relationships related to ACAMS is based on the estimated retention of the customers, giving consideration to the revenue and cash flow associated with these existing customers.

Indefinite-lived intangible assets related to trade names, Title IV eligibility, accreditations and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. Adtalem’s annual impairment review was most recently completed as of May 31, 2018, at which time, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit.

Adtalem had five reporting units that contained goodwill as of the start of the fourth quarter of fiscal year 2018. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all the reporting units, as of May 31, 2018, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value. The estimate of the fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are based upon an analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 11.2% to 13.9% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of goodwill.

All of the reporting units’ estimate fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 55% except for Adtalem Brazil, where the excess was 12%. An increase of 100 basis points in the discount rates used in this analysis would result in no less than a 41% premium of fair value over carrying value except for Adtalem Brazil where fair value would be less than carrying value. Adtalem Brazil has a goodwill balance of $186.0 million at June 30, 2018. The key assumptions utilized in calculating the fair value of this reporting unit were a discount rate of 13.9%, revenue growth rate of 10% over the forecast period and a terminal growth rate of 5%. Assuming all other assumptions remained constant the discount rate for Adtalem Brazil would have to increase to 14.8% for the calculated fair value to equal carrying value of this reporting unit at May 31, 2018. Similarly, holding all other assumptions constant the terminal growth rate would have to decrease to 3.7% for calculated fair value to equal carrying value of Adtalem Brazil at May 31, 2018. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, a goodwill impairment charge would be recorded for the difference (up to the carrying value of goodwill).

During the second quarter of fiscal year 2018, a triggering event did occur within the DeVry University reporting unit, now classified as discontinued operation, which resulted in a write-off of all goodwill balances for this reporting unit as of December 31, 2017. On December 4, 2017, Adtalem, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Adtalem agreed to sell DeVry University to Cogswell. Subject to the terms and conditions of the Purchase Agreement, Adtalem will sell all of the outstanding equity interests of DeVry University, Inc. and DeVry/New York Inc. to Cogswell for $1.00. As this sales price indicates a fair value that is less than the carrying value of the DeVry University goodwill and intangible asset balances, both amounts were written down to zero as of December 31, 2017. This resulted in impairment charges for goodwill of $22.2 million and indefinite-lived intangible assets of $1.6 million in the second quarter of fiscal year 2018. These amounts were charged to Discontinued Operations (see “Note 2: Discontinued Operations and Assets Held for Sale”).

For indefinite-lived intangible assets at the six reporting units that contained indefinite-lived intangible assets as of May 31, 2018, management determines fair value based on the nature of the asset using various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV Eligibility and Accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 11.2% to 13.9% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to impairments of intangible assets. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. As of May 31, 2018, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit’s indefinite-lived intangible assets had exceeded their fair value except at the Carrington reporting unit, now classified as discontinued operations. During the fourth quarter of fiscal year 2018, management had negotiated a sale of this reporting unit, which indicated a fair value below its carrying value.

On June 28, 2018, Adtalem entered into a Membership Interest Purchase Agreement (“MIPA”), pursuant to which Adtalem agreed to sell U.S. Education Holdings LLC (d/b/a Carrington College) to SJVC. Subject to the terms and conditions of the MIPA, Adtalem will sell all of the outstanding equity interests of U.S. Education Holdings LLC and its subsidiaries for $1.00. As this sales price indicates a fair value that is less than the carrying value of the Carrington intangible asset balance, the intangible asset was written down to zero as of June 30, 2018. This resulted in an impairment charge for indefinite-lived intangible assets of $20.2 million in the fourth quarter of fiscal year 2018. The impairment charge was charged to Discontinued Operations (see “Note 2: Discontinued Operations and Assets Held for Sale”).

All other fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the May 31, 2018 impairment analysis by more than 35% except for the ACAMS and Adtalem Brazil UniFBV trade name assets where the excess was less than 10% on each. An increase of 100 basis points in the discount rates used in this analysis would result in no less than a 22% premium of fair value over carrying value except for the same two trade name assets. The smaller premium for the ACAMS trade names with a carrying value of $39.9 million would be expected considering it was acquired in fiscal year 2017. The key assumptions used in calculating the fair value of this trade name included a discount rate of 12.2%, a royalty rate of 5% and revenue growth of 13.6% over the forecast period. Assuming all other assumptions remained constant, if the discount rate increased to 14.6% calculated fair value would equal carrying value of this asset at May 31, 2018. Similarly, assuming all other assumptions remained constant, if the royalty rate decreased to 4.6% calculated fair value would equal carrying value at May 31, 2018. The fair value of the UniFBV trade name, with a carrying value of $1.1 million, has declined due to a decrease in revenue from this institution. If the carrying amount of a trade name falls below its fair value, an impairment loss will be recognized in an amount equal to that excess. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of Adtalem’s sustained operations. Since no fair values, except for the Carrington asset, were estimated to be below carrying value, no other impairment of intangible assets was recorded as of June 30, 2018.

Management does not believe the effects of Hurricanes Irma and Maria created a triggering event that would require an impairment analysis of AUC’s or RUSM’s indefinite-lived intangible assets and goodwill. Damage to physical property is being repaired with the majority of costs expected to be reimbursable by insurance proceeds. The September 2017 semesters at both institutions were completed with minimal lost students and revenue and commencement of future semesters was not impacted. Management believes it is probable that the response to the crisis and its ability to continue providing educational services demonstrates AUC’s and RUSM’s ability to generate future revenue and operating results sufficient to maintain fair values of these assets in excess of their carrying values.

On August 3, 2018, Adtalem announced plans to relocate RUSM to Barbados from its temporary location in Knoxville, Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and a facility on St Kitts (see “Note 18: Subsequent Events”). Management believes the values of RUSM’s goodwill and indefinite-lived intangible assets will not be affected by this move. The Trade Name will continue to be used and we expect to receive ED approval to operate in Barbados prior to the move. No new accreditation is necessary, RUSM’s secondary accreditor the Caribbean Accreditation Authority for Education in Medicine and other Health Professions (“CAAM-HP”) will become its primary accreditor upon the start of the January 2019 semester, pending approval by ED. CAAM-HP is authorized to accredit medical programs by the government of Barbados.

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

At June 30, 2018, intangible assets from business combinations totaled $362.9 million and goodwill totaled $813.9 million. Together, these assets equaled 50% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

Reporting Unit	June 30, 2018	June 30, 2017
Chamberlain	$4,716	$4,716
AUC	68,321	68,321
RUSM and RUSVM	237,173	237,173
Professional Education	317,699	306,653
Adtalem Brazil	185,978	212,223
Total	$813,887	$829,086

The table below summarizes goodwill balances by reporting segment (in thousands):

Reporting Segment	June 30, 2018	June 30, 2017
Medical and Healthcare	$310,210	$310,210
Professional Education	317,699	306,653
Technology and Business	185,978	212,223
Total	$813,887	$829,086

The table below summarizes the changes in the carrying amount of goodwill by reporting segment (in thousands):

	Medical and Healthcare	Professional Education	Technology and Business	Total
Balance at June 30, 2016	$310,210	$32,043	$223,558	$565,811
Purchase Accounting Adjustments	-	-	(3,603)	(3,603)
Acquisitions	-	274,689	-	274,689
Foreign exchange rate changes	-	(79)	(7,732)	(7,811)
Balance at June 30, 2017	310,210	306,653	212,223	829,086
Acquisitions	-	11,527	5,636	17,163
Foreign exchange rate changes	-	(481)	(31,881)	(32,362)
Balance at June 30, 2018	$310,210	$317,699	$185,978	$813,887

The increase in the goodwill balance from June 30, 2017 in the Professional Education segment is the result of the addition of $11.5 million with the acquisition of EduPristine. This increase was partially offset by a change in the value of the British Sterling Pound and Indian Rupee compared to the U.S. dollar. Since Becker’s European subsidiary’s and EduPristine’s goodwill is recorded in local currency, fluctuations in the values of the British Sterling Pound and Indian Rupee in relation to the U.S. dollar will cause changes in the balance of this asset. The decrease in the goodwill balance from June 30, 2017 in the Technology and Business segment is the result of a change in the value of the Brazilian Real compared to the U.S. dollar. This decrease was partially offset by the addition of $5.6 million with the acquisition of SJT. Since Adtalem Brazil goodwill is recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

Reporting Segment	June 30, 2018	June 30, 2017
Medical and Healthcare	$137,500	$137,500
Professional Education	69,126	67,812
Technology and Business	111,324	130,626
Total	$317,950	$335,938

Total indefinite-lived intangible assets decreased by $18.0 million from June 30, 2017. The decrease is the result of a change in the value of the Brazilian Real as compared to the U.S. dollar, as well as a $0.4 million impairment at Joao Pessoa, an institution at Adtalem Brazil. This decrease was partially offset by the addition of $0.2 million with the acquisition of SJT and $1.4 million with the acquisition of EduPristine. Since Adtalem Brazil intangible assets are recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 11: RESTRUCTURING CHARGES

During fiscal year 2018, Adtalem recorded restructuring charges related to workforce reductions and real estate consolidations at the medical and veterinary schools, Becker Europe and Adtalem’s home office. At Adtalem Brazil, restructuring charges were recorded for the planned divestiture of the Sao Luis and Joao Pessoa institutions in fiscal year 2019. We also recorded a reduction to restructuring charges in fiscal year 2018 for an adjustment to previously accrued estimates for real estate consolidations at Adtalem’s home office. During fiscal year 2017, Adtalem recorded restructuring charges related to workforce reductions and real estate consolidations at the administrative support operations of the medical and veterinary schools and Adtalem’s home office. Termination benefit charges, as a result of reducing Adtalem’s workforce by 196 and 173 positions in fiscal years 2018 and 2017, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 16: Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2018			Year Ended June 30, 2017
	Real Estate	Termination Benefits	Total	Real Estate	Termination Benefits	Total
Medical and Healthcare	$26	$777	$803	$1,884	$698	$2,582
Professional Education	-	357	357	-	-	-
Technology and Business	1,216	-	1,216	-	-	-
Home Office and Other	(373)	3,064	2,691	7,858	2,533	10,391
Total	$869	$4,198	$5,067	$9,742	$3,231	$12,973

The following table summarizes the separation and restructuring plan activity for the fiscal years 2018 and 2017, for which cash payments are required (in thousands):

Liability balance at June 30, 2016	$48,223
Increase in liability (separation and other charges)	27,620
Reduction in liability (payments and adjustments)	(29,728)
Liability balance at June 30, 2017	46,115
Increase in liability (separation and other charges)	19,893
Reduction in liability (payments and adjustments)	(27,081)
Liability balance at June 30, 2018	$38,927

Of this liability balance, $14.5 million is recorded as Accrued Liabilities and $24.4 million is recorded as Other Liabilities on the Consolidated Balance Sheet at June 30, 2018. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from Adtalem or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to 7 years.

NOTE 12: INCOME TAXES

The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
U.S.	$63,353	$(13,553)	$36,505
Foreign	135,330	144,812	114,317
Total	$198,683	$131,259	$150,822

The income tax provisions related to the above results are as follows (in thousands):

	Year Ended June 30,
Income Tax Provision (Benefit):	2018	2017	2016
Current Tax Provision
U.S. Federal	$69,986	$1,162	$37,239
State and Local	(599)	(3,834)	(6,256)
Foreign	7,831	3,777	2,685
Total Current	77,218	1,105	33,668
Deferred Tax Provision (Benefit):
U.S. Federal	19,020	(2,745)	(20,044)
State and Local	(1,173)	6,155	7,552
Foreign	(10,963)	5,079	4,150
Total Deferred	6,884	8,489	(8,342)
Income Tax Provision	$84,102	$9,594	$25,326

The income tax provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (in thousands):

	Year Ended June 30,
	2018		2017		2016
Income Tax at Statutory Rate	$55,750	28.1%	$45,941	35.0%	$52,788	35.0%
Lower Rates on Foreign Operations	(30,749)	(15.5%)	(42,911)	(32.7%)	(33,271)	(22.1%)
State Income Taxes	3,648	1.8%	1,348	1.0%	3,240	2.1%
Impact of Tax Cuts and Jobs Act	103,878	52.3%	-	0.0%	-	0.0%
Loss on Investment in Subsidiary	(48,903)	(24.6%)	-	0.0%	-	0.0%
Benefit on Foreign Intangibles	(8,813)	(4.5%)	-	0.0%	-	0.0%
Permanent Non-Deductible/(Taxable) Items	7,715	3.9%	2,720	2.1%	1,931	1.3%
Other	1,576	0.8%	2,496	1.9%	638	0.5%
Income Tax Provision	$84,102	42.3%	$9,594	7.3%	$25,326	16.8%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

These assets and liabilities are composed of the following (in thousands):

	Year Ended June 30,
	2018	2017	2016
Employee Benefits	$11,957	$18,648	$16,712
Stock-Based Compensation	7,577	18,130	21,239
Deferred Rent	9,841	17,588	22,135
Receivable Reserve	7,953	11,308	18,476
Restructuring Costs	8,704	17,148	18,820
Depreciation	3,380	-	-
Other Reserves	2,420	6,701	3,978
Loss and Credit Carryforwards, Net	37,340	37,569	24,213
Less: Valuation Allowance	(11,496)	(9,456)	(8,624)
Gross Deferred Tax Assets	77,676	117,636	116,949
Depreciation	-	(10,641)	(21,700)
Amortization of Intangible Assets	(68,011)	(106,952)	(73,397)
Gross Deferred Tax Liability	(68,011)	(117,593)	(95,097)
Net Deferred Taxes	$9,665	$43	$21,852

As of June 30, 2018, Adtalem has $314.0 million of gross, post apportioned state net operating loss carryforwards, and $58.1 million of foreign net operating loss carryforwards in Brazil, St. Maarten and other jurisdictions.

Adtalem has the following tax net operating loss (tax effected) and credit carryforwards as of June 30, 2018 (in thousands):

	June 30,	Years of Expiration
	2018	Beginning	Ending
U.S. Credit Carryforwards	$271	2027	2027
State Net Operating Loss Carryforwards	17,440	2019	2039
State Credit Carryforwards	8,425	2019	2028
Foreign Net Operating Loss Carryforwards	8,082	2021	2038
Foreign Net Operating Loss Carryforwards	3,122	No Expiration
Gross Deferred Tax Assets	$37,340

Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. See “Note 18: Subsequent Event” for information related to the planned relocation of RUSM to Barbados from Dominica. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $11.5 million and $9.5 million as of June 30, 2018 and 2017, respectively, for other foreign and state net operating loss and state tax credit carryforwards.

Based on Adtalem’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

Prior to enactment of the Tax Cuts and Jobs Act of 2017, (the “Tax Act”), Adtalem did not record a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. As a result of the Tax Act, Adtalem has revised its prior intent to indefinitely reinvest accumulated undistributed earnings and profits in foreign operations, and now only intends to maintain this assertion with respect to accumulated and future earnings in Brazil. As of June 30, 2018, the cumulative undistributed earnings attributable to operations in Brazil was approximately $74.5 million. We estimate the unrecognized deferred tax liability to be immaterial.

The effective tax rate on income from continuing operations was 42.3% for fiscal year 2018 compared to 7.3% for the prior year. A tax expense special item of $103.9 million was recorded in fiscal year 2018 related to the impact of the Tax Act, which was enacted into law on December 22, 2017. Also during fiscal year 2018, a net tax benefit special item of $48.9 million was recorded for Adtalem’s investment in Carrington and a net tax benefit special item of $8.8 million was recorded on foreign intangible assets following a restructuring in Brazil. A tax benefit special item of $19.7 million was recorded in fiscal year 2017 for settlement costs of various regulatory authority litigation. The effective tax rates on income from continuing operations excluding special items were 19.1% and 16.0% for fiscal years 2018 and 2017, respectively. This increase reflects an increase in the percentage of earnings from domestic operations that are taxed at higher rates than foreign earnings, partially offset by the lower U.S. tax rate resulting from the Tax Act.

The Tax Act includes significant changes to the U.S. corporate income tax system, which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime, which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 28.1% for the fiscal year ended June 30, 2018. The new taxes on certain foreign-sourced earnings under the Tax Act are effective for Adtalem after the fiscal year ended June 30, 2018.

The tax expense recorded in fiscal year 2018 upon enactment of the Tax Act included $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, payable over eight years; $4.9 million to record the impact of the reduction in tax rates on our net deferred tax asset position; and $2.7 million for state income and foreign withholding taxes on undistributed foreign earnings that are no longer intended to be indefinitely reinvested in foreign operations. The Internal Revenue Service (“IRS”) issued proposed Treasury Regulations covering the Tax Act on August 1, 2018. After these regulations are published in the Federal Register, the proposed regulations are subject to a 60-day comment period. Final regulations are expected to be issued after comments have been properly considered. We are reviewing these proposed regulations and monitoring U.S. federal and state legislative developments for further interpretative guidance. We intend to continue to gather additional information, including an updated evaluation of our accumulated earnings and profits from foreign jurisdictions and the calculation of related foreign tax credits, to refine provisional estimates during the measurement period provided under Staff Accounting Bulletin 118. Any adjustments needed to account for the impact of the Tax Act will be completed during the measurement period, which is not expected to be more than a year from the date of enactment. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

The Tax Act includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes are imposed on foreign income in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed in general at a 10.5% tax rate. The Tax Act also includes a based erosion anti-abuse tax provision (“BEAT”), which taxes certain payments from a U.S. corporation to its foreign subsidiaries. Both the GILTI and BEAT provisions of the Tax Act become effective for Adtalem after the fiscal year ended June 30, 2018. Adtalem has not completed its analysis on the potential impact to its deferred tax assets and liabilities, or whether to (i) account for GILTI as a component of tax expense in the period in which Adtalem is subject to the rules (the “period cost method”), or (ii) account for GILTI in Adtalem’s measurement of deferred taxes (the “deferred method”).

As of June 30, 2018 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $34.4 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $34.4 million as of June 30, 2018. As of June 30, 2017, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of benefits, was $7.9 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.7 million as of June 30, 2017.

We expect that our unrecognized tax benefits will decrease during the next 12 months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to be approximately $0.6 million. Adtalem classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2018, 2017, and 2016 was $2.6 million, $2.0 million and $1.6 million, respectively. Interest and penalties recognized during the years ended June 30, 2018, 2017, and 2016 were $0.6 million, $0.4 million and $0.2 million, respectively. The changes in our unrecognized tax benefits were (in thousands):

	Year Ended June 30,
	2018	2017	2016
Beginning Balance, July 1	$7,901	$7,497	$8,475
Increases from Positions Taken During Prior Periods	1,151	1,397	346
Decreases from Positions Taken During Prior Periods	(5,711)	(1,445)	(1,716)
Increases from Positions Taken During the Current Period	31,063	452	392
Ending Balance, June 30	$34,404	$7,901	$7,497

Adtalem files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Adtalem remains generally subject to examination in the U.S. for years beginning on or after July 1, 2017; in various states for years beginning on or after July 1, 2013; and in our significant foreign jurisdictions for years beginning on or after July 1, 2013. Adtalem is currently under audit by the State of South Carolina and the City of New York for various tax years between 2011 and 2015. The IRS has completed its examination of the Adtalem U.S. tax returns for the years ending June 30, 2014, 2015 and 2016. Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment, either positive or negative, will not result when the audits are concluded.

NOTE 13: DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2018	June 30, 2017
Total Debt:
Term B Loan	$300,000	$-
Revolver	-	125,000
Total Principal Payments Due	300,000	125,000
Deferred Debt Issuance Costs	(6,927)	-
Total Amount Outstanding	293,073	125,000
Less Current Portion:
Term B Loan	(3,000)	-
Noncurrent Portion	$290,073	$125,000

Scheduled maturities of long-term debt for the next five fiscal years ending June 30 and in the aggregate are as follows (in thousands):

Fiscal Year	Maturity Payments
2019	$3,000
2020	3,000
2021	3,000
2022	3,000
2023	3,000
Thereafter	285,000
$300,000

Prior Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015, which was set to expire on March 31, 2020 (“Prior Credit Facility”). The Prior Credit Facility provided for a multi-currency revolving credit facility in the amount of $400 million and $100 million available for letters of credit. As of June 30, 2017, Adtalem borrowings under the Prior Credit Facility was $125 million with a weighted average interest rate of 3.18%.

Senior Secured Credit Facilities

On April 13, 2018, Adtalem replaced the Prior Credit Facility with new credit facilities under a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (1) a $300 million revolving facility (“Revolver”) with a maturity date of April 13, 2023 and (2) a $300 million senior secured Term B loan (“Term B Loan”) with a maturity date of April 13, 2025. We refer to the Revolver and Term B Loan collectively as the “Credit Facility.” The Revolver has availability for currencies other than U.S. dollars of up to $200 million and $100 million available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Credit Facility may be increased by $250 million.

Term B Loan

For Eurocurrency Rate Loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For Base Rate Loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of June 30, 2018, the interest rate for borrowings under the Term B Loan facility was 5.08%, which approximated the effective interest rate.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency Rate Loans and from 0.75% to 1.75% for Base Rate Loans.

Adtalem letters of credit outstanding were $68.4 and $68.5 million as of June 30, 2018 and 2017, respectively. Of this amount, $68.4 million was posted in the second quarter of fiscal year 2017 in relation to the FTC Settlement (see “Note 3: Regulatory Settlements”). Upon the close of the sale of DeVry University (see “Note 2: Discontinued Operations and Assets Held for Sale”), Adtalem will continue to post this letter of credit on behalf of DeVry University.

As of June 30, 2018, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.40% of the undrawn portion of the Revolver as of June 30, 2018. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $231.6 million as of June 30, 2018. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Debt Issuance Costs

Adtalem incurred $9.9 million in fees that were capitalized in relation to the Credit Agreement entered into on April 13, 2018, $7.1 million of which was related to the Term B Loan facility and $2.7 million of which was related to the Revolver facility. The deferred debt issuance costs related to the Term B Loan are presented as a direct deduction from the face amount of the debt, while the deferred debt issuance costs related to the Revolver are classified as Other Assets, Net on the Consolidated Balance Sheets. The remaining $1.4 million of unamortized debt issuance costs related to the Prior Credit Facility was expensed as Interest Expense in the Consolidated Statements of Income (Loss) for the year ended June 30, 2018. The following table summarizes the total deferred debt issuance costs for the Term B Loan and Revolver, which will be amortized over seven years and five years, respectively (in thousands).

	Term B Loan	Revolver	Total
Deferred Debt Issuance Costs at June 30, 2017	$-	$1,935	$1,935
Deferred Debt Issuance Costs for Credit Agreement	7,148	2,723	9,871
Amortization of Deferred Debt Issuance Costs	(221)	(2,052)	(2,273)
Deferred Debt Issuance Costs at June 30, 2018	$6,927	$2,606	$9,533

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our and our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of June 30, 2018.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for borrowings under the Credit Agreement.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the Credit Agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. Beginning in fiscal year 2019, the Excess Cash Flow payment will be due in the first quarter of each year, and is based on the Excess Cash Flow and Leverage Ratio for the prior year.

Our borrowings under the Credit Facility are guaranteed by us and all of our domestic subsidiaries (subject to certain exceptions) and secured by a first lien on our assets and the assets of our guarantor subsidiaries (excluding real estate), including capital stock of the subsidiaries.

Deferred Purchase Price Agreements

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

NOTE 14: EMPLOYEE BENEFIT PLANS

Success Sharing Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in Adtalem’s 401(k) Success Sharing Retirement Plan. Adtalem contributes to the plan an amount up to 4% of the total eligible compensation of colleagues who make contributions under the plan. In addition, Adtalem may also make discretionary contributions for the benefit of all eligible employees. Expenses for the matching and discretionary contributions under the plan were $10.9 million, $12.9 million and $11.8 million in fiscal years 2018, 2017 and 2016, respectively.

Colleague Stock Purchase Plan

Under provisions of Adtalem’s Colleague Stock Purchase Plan, any eligible colleague (employee) may authorize Adtalem to withhold up to $25,000 of annual wages to purchase common stock of Adtalem at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. Adtalem subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2018, 2017 and 2016. Total shares issued to the plan were 20,725, 33,548 and 55,162 in fiscal years 2018, 2017 and 2016, respectively. This plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, Adtalem is re-issuing treasury shares to satisfy colleague share purchases under this plan.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Adtalem and its subsidiaries lease certain equipment and facilities under noncancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

Future minimum rental commitments for all noncancelable operating leases having a remaining term in excess of one year at June 30, 2018, are as follows (in thousands):

Fiscal Year	Amount
2019	$67,295
2020	65,032
2021	58,913
2022	50,309
2023	46,716
Thereafter	100,537

The table above excludes payments associated with leases which will be transferred to Cogswell and SJVC upon the closing sale dates of DeVry University and Carrington. Adtalem recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term. Rent expense for the years ended June 30, 2018, 2017 and 2016 was $46.6 million, $44.4 million and $37.6 million, respectively.

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of June 30, 2018, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. The timing or outcome of the following matters, or their possible impact on Adtalem’s business, financial condition or results of operations, cannot be predicted at this time. The continued defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against Adtalem, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased Adtalem common stock between February 4, 2011 and January 27, 2016. The complaint cites the ED January 2016 Notice and a civil complaint (the “FTC lawsuit”) filed by the FTC on January 27, 2016 against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”), which was resolved with the FTC in 2017, that alleged that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the Federal Trade Commission Act, as the basis for claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these alleged false or misleading statements, the plaintiff alleged that defendants overstated Adtalem’s growth, revenue and earnings potential and made false or misleading statements about Adtalem’s business, operations and prospects. The plaintiff alleged direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act. The plaintiff sought monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers and URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC sought to represent a putative class of persons who purchased Adtalem common stock between August 26, 2011 and January 27, 2016 and named an additional individual defendant, Patrick J. Unzicker. Like the original complaint, the SAC asserted claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC, which motion was granted on December 6, 2017 without prejudice. The plaintiffs filed a Third Amended Complaint (“TAC”) on January 29, 2018. The Adtalem parties moved to dismiss the TAC on March 30, 2018.

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

On April 12, 2018, the Petrizzo plaintiffs refiled their complaint with a new lead plaintiff, Renee Heather Polly. The plaintiffs refiled complaint is nearly identical to the complaint previously dismissed by the court on February 12, 2018. The Adtalem Parties moved to dismiss this refiled complaint on May 14, 2018.

On January 17, 2017, Harriet Myers filed a complaint derivatively on behalf of Adtalem in the United States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Timothy J. Wiggins, Richard M. Gunst, Patrick J. Unzicker, Christopher B. Begley, David S. Brown, Lisa W. Wardell, Ann Weaver Hart, Lyle Logan, Alan G. Merten, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. The plaintiffs have agreed to a stipulated order moving the case to the United States District Court for the District of Delaware. Citing the FTC lawsuit and settlement, the ED January 2016 Notice and ED Settlement, and the allegations in the lawsuit filed by the Pension Trust Fund for Operating Engineers, each referenced above, the plaintiff alleges that the individual defendants have breached their fiduciary duties and violated federal securities law since at least 2011. The plaintiff asserts that the individual defendants permitted Adtalem to engage in unlawful conduct, failed to correct misconduct or prevent its recurrence, and failed to ensure the accurate dissemination of information to shareholders. The complaint attempts to state three claims: (i) breach of fiduciary duty by all named defendants for allegedly allowing the illegal conduct to occur, (ii) unjust enrichment by all individual defendants in the receipt of compensation, and (iii) violation of Section 14(a) of the Exchange Act by failing to disclose the alleged illegal scheme in proxy statements and falsely stating that compensation was based on “pay for performance” where those performance results were allegedly false. The plaintiff seeks on behalf of Adtalem monetary, injunctive and other unspecified relief.

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

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of other similarly situated, against the Adtalem Parties in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018.

On May 8, 2018, the Carlson Law Firm filed a lawsuit against the Adtalem Parties on behalf of 71 individual former DeVry University students. Calson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 5, 2018.

On June 21, 2018, the Stoltman Law Firm filed a lawsuit against Adtalem in Cook County Circuit Court, alleging that Adtalem breached a contract with the Stoltman Law Firm to pay filing fees associated with arbitration claims the Stoltman Law Firm has filed with JAMS. The Stoltman Law Firm is seeking Specific Performance from the Court. Adtalem moved to dismiss this complaint on August 3, 2018.

On June 27, 2018, the Carlson Law Firm filed a lawsuit on behalf of 32 former DeVry University students against the Adtalem Parties. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit The Carlson Law Firm filed on May 8, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The Adtalem Parties plan to move to dismiss this complaint on or before August 28, 2018.

NOTE 16: SEGMENT INFORMATION

Beginning in the second quarter of fiscal year 2018, DeVry University operations are classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations are classified as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” for further information. Therefore, segment information presented excludes the results of DeVry University and Carrington, which were previously classified within the U.S. Traditional Postsecondary segment and are presented as discontinued operations in the Consolidated Financial Statements. Discontinued operations assets are included in the table below to reconcile to Total Consolidated Assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to DeVry University and Carrington within the U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operating reporting guidance regarding allocation of corporate overhead.

Adtalem’s principal business is the provision of educational services. Adtalem presents three reporting segments: “Medical and Healthcare,” which includes the operations of Chamberlain and the medical and veterinary schools (which include AUC, RUSM and RUSVM); “Professional Education,” which includes the operations of Becker, ACAMS and EduPristine; and “Technology and Business,” which includes the operations of Adtalem Brazil.

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. “Home Office and Other” includes activity not allocated to a reporting segment and is included to reconcile segment results to the Consolidated Financial Statements. Segments may have allocated depreciation expense related to depreciable assets reported as an asset in a different segment. The accounting policies of the segments are the same as those described in “Note 4: Summary of Significant Accounting Policies.”

Summary financial information by reporting segment is as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Revenue:
Medical and Healthcare	$815,674	$802,462	$783,655
Professional Education	147,195	131,769	102,921
Technology and Business	270,934	276,341	196,097
Home Office and Other	(2,592)	(2,663)	(2,598)
Total Consolidated Revenue	$1,231,211	$1,207,909	$1,080,075
Operating Income (Loss) from Continuing Operations:
Medical and Healthcare	$189,672	$187,138	$178,484
Professional Education	27,695	19,866	28,043
Technology and Business	29,431	36,204	13,580
Home Office and Other (1)	(39,322)	(107,710)	(64,017)
Total Consolidated Operating Income from Continuing Operations	$207,476	$135,498	$156,090
Segment Assets:
Medical and Healthcare	$988,920	$905,741	$834,975
Professional Education	456,589	451,261	91,741
Technology and Business	547,110	606,563	583,020
Home Office and Other	291,760	186,217	386,617
Discontinued Operations	60,582	165,236	200,643
Total Consolidated Assets	$2,344,961	$2,315,018	$2,096,996
Additions to Long-Lived Assets:
Medical and Healthcare	$34,099	$15,774	$25,645
Professional Education	15,063	364,275	1,120
Technology and Business	25,998	19,222	206,955
Home Office and Other	10,675	6,477	10,806
Total Consolidated Additions to Long-Lived Assets	$85,835	$405,748	$244,526
Reconciliation to Consolidated Financial Statements
Capital Expenditures	$66,530	$42,508	$51,455
Increase in Capital Assets from Acquisitions	381	4,913	13,778
Increase in Intangible Assets and Goodwill	18,924	358,327	179,293
Total Increase in Consolidated Long-Lived Assets	$85,835	$405,748	$244,526
Depreciation Expense (2):
Medical and Healthcare	$29,731	$31,938	$33,795
Professional Education	1,999	1,869	1,550
Technology and Business	10,282	10,117	5,444
Home Office and Other	1,274	1,881	2,530
Total Consolidated Depreciation Expense	$43,286	$45,805	$43,319
Intangible Asset Amortization Expense:
Professional Education	$6,501	$7,482	$563
Technology and Business	3,037	3,687	4,629
Total Consolidated Amortization Expense	$9,538	$11,169	$5,192

(1) Home Office and Other Operating Loss includes $52.2 million in charges in the year ended June 30, 2017 for regulatory settlements as described in "Note 3: Regulatory Settlements."

(2) Depreciation expense for each reporting segment has been modified to current presentation to include the Home Office and Other depreciation which is allocated to each reporting segment.

Adtalem conducts its educational operations in the U.S., Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the years ended June 30, 2018, 2017 and 2016. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Revenue from Unaffiliated Customers:
Domestic Operations	$610,967	$585,865	$531,025
International Operations:
Dominica, St. Kitts and St. Maarten	342,831	340,861	346,235
Brazil	270,934	276,341	196,097
Other	6,479	4,842	6,718
Total International	620,244	622,044	549,050
Total Consolidated Revenue	$1,231,211	$1,207,909	$1,080,075
Long-Lived Assets:
Domestic Operations	$148,724	$164,324	$191,966
International Operations:
Dominica, St. Kitts and St. Maarten	182,701	190,843	190,513
Brazil	94,467	104,497	106,878
Other	2,021	3,378	3,388
Total International	279,189	298,718	300,779
Total Consolidated Long-Lived Assets	$427,913	$463,042	$492,745

No one customer accounted for more than 10% of Adtalem's consolidated revenue.

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2018 and 2017, are as follows:

	Quarter
	First	Second	Third	Fourth	Total Year
	(in thousands, except per share amounts)
2018
Revenue	$293,143	$308,211	$310,070	$319,787	$1,231,211
Operating Income from Continuing Operations	$29,886	$59,918	$52,505	$65,167	$207,476
Amounts Attributable to Adtalem Global Education:
Income (Loss) from Continuing Operations	$25,438	$(51,841)	$42,905	$97,413	$113,915
Loss from Discontinued Operations	$(12,653)	$(29,315)	$(3,571)	$(34,607)	$(80,146)
Net Income (Loss) Attributable to Adtalem Global Education	$12,785	$(81,156)	$39,334	$62,806	$33,769
Earnings (Loss) per Common Share Attributable to Adtalem Global Education Shareholders:
Basic:
Continuing Operations	$0.41	$(0.85)	$0.70	$1.60	$1.85
Discontinued Operations	$(0.20)	$(0.48)	$(0.06)	$(0.57)	$(1.30)
Total	$0.20	$(1.33)	$0.64	$1.03	$0.55
Diluted:
Continuing Operations	$0.40	$(0.85)	$0.69	$1.58	$1.83
Discontinued Operations	$(0.20)	$(0.48)	$(0.06)	$(0.56)	$(1.29)
Total	$0.20	$(1.33)	$0.63	$1.02	$0.54

	Quarter
	First	Second	Third	Fourth	Total Year
	(in thousands, except per share amounts)
2017
Revenue	$292,042	$301,513	$299,138	$315,216	$1,207,909
Operating Income from Continuing Operations	$35,127	$3,164	$45,466	$51,741	$135,498
Amounts Attributable to Adtalem Global Education:
Income from Continuing Operations	$26,994	$11,746	$38,332	$42,902	$119,974
(Loss) Income from Discontinued Operations	$(1,842)	$2,667	$1,527	$(43)	$2,309
Net Income Attributable to Adtalem Global Education	$25,152	$14,413	$39,859	$42,859	$122,283
Earnings (Loss) per Common Share Attributable to Adtalem Global Education Shareholders:
Basic:
Continuing Operations	$0.43	$0.18	$0.60	$0.68	$1.89
Discontinued Operations	$(0.03)	$0.04	$0.02	$(0.00)	$0.04
Total	$0.40	$0.23	$0.63	$0.68	$1.93
Diluted:
Continuing Operations	$0.42	$0.18	$0.60	$0.67	$1.87
Discontinued Operations	$(0.03)	$0.04	$0.02	$(0.00)	$0.04
Total	$0.39	$0.23	$0.62	$0.67	$1.91

Cash Dividends Declared per Common Share	$-	$0.18	$-	$-	$0.18

NOTE 18: SUBSEQUENT EVENT

On August 3, 2018, Adtalem announced plans to relocate RUSM to Barbados from its temporary location in Knoxville, Tennessee at facilities owned by LMU and a facility on St Kitts. This decision was not finalized until after June 30, 2018. Academic facilities will be located in Bridgetown. Student housing will be located close to academic facilities in the parish of Christ Church at an existing housing community that will include amenities, student services and convenient transportation to campus. It is expected that students will begin the January 2019 semester in Barbados, pending final regulatory approval from ED. RUSM had moved to the temporary location after Hurricane Maria severely damaged its facilities on Dominica. Since the Dominica facilities will no longer be used by RUSM, management will evaluate the net realizable value of the land, buildings and equipment, which had a net book value of $35.2 million at June 30, 2018, in the first quarter of fiscal year 2019. This may require write-down of all or a portion of these assets. In addition, management expects to conclude discussions with the Barbados government in early fiscal year 2019 regarding local incentives, including tax matters.

ADTALEM GLOBAL EDUCATION INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended June 30, 2018, 2017 and 2016

Description of Allowances and Reserves	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Year
	(in thousands)
FY2018
Deducted from accounts receivable for refunds	$450	$16,882	(c)	$-		$16,945	(b)	$387
Deducted from accounts receivable for uncollectible accounts	24,570	16,925		(1,283	)(a)	12,630	(b)	27,582
Deducted from long-term notes receivable for uncollectible notes	15	(5)		-		-		10
Deducted from deferred tax assets for valuation allowances	9,456	2,266		(19)		207		11,496
Restructuring expense reserve	46,115	19,893		-		27,081	(d)	38,927
FY2017
Deducted from accounts receivable for refunds	$690	$15,525	(c)	$-		$15,765	(b)	$450
Deducted from accounts receivable for uncollectible accounts	25,524	19,003		(240	)(a)	19,717	(b)	24,570
Deducted from long-term notes receivable for uncollectible notes	16	(1)		-		-		15
Deducted from deferred tax assets for valuation allowances	8,624	883		1,865		1,916		9,456
Restructuring expense reserve	48,223	27,620		-		29,728	(d)	46,115
FY2016
Deducted from accounts receivable for refunds	$412	$14,602	(c)	$-		$14,324	(b)	$690
Deducted from accounts receivable for uncollectible accounts	17,848	15,437		(217	)(a)	7,544	(b)	25,524
Deducted from long-term notes receivable for uncollectible notes	1,708	(1,217)		(475	)(e)	-		16
Deducted from deferred tax assets for valuation allowances	10,552	-		-		1,928	(f)	8,624
Restructuring expense reserve	26,992	67,495		-		46,264	(d)	48,223

Prior period amounts in the table have been revised to remove items related to discontinued operations (see "Note 2: Discontinued Operations and Assets Held for Sale").

(a) Effects of foreign currency translation charged to Accumulated Other Comprehensive Loss.

(b) Write-offs of uncollectable amounts and cash refunds.

(c) Amounts recorded as a reduction of revenue, including adjustment for withdrawn students.

(d) Payments and/or adjustments of liabilities for restructuring reserve.

(e) Reclassification between accounts.

(f) Adjustments to valuation allowance include increase of $2.9 million and a decrease of $4.9 million in fiscal year 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adtalem Global Education Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adtalem Global Education Inc. and its subsidiaries (“the Company”) as of June 30, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
August 24, 2018

We have served as the Company’s auditor since 1991.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to Adtalem’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 7, 2018 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of Adtalem and its subsidiaries are included in Part II, Item 8, on pages 91 through 136 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of Adtalem and its subsidiaries is included in Part II, Item 8 on page 134 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 140 through 143 of this Annual Report on Form 10-K.

ITEM 16 - FORM 10-K SUMMARY

None.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

The operating results presented below (except for (Loss) Income from Discontinued Operations, Net of Tax, Net Income (Loss) Attributable to Adtalem and Diluted Earnings (Loss) per Common Share (EPS)) exclude the results of DeVry University, Carrington College (“Carrington”) and Advanced Academics, Inc. (“AAI”), which are included in discontinued operations. Cash and Cash Equivalents and Capital Expenditures exclude the balances of DeVry University and Carrington, which are planned to be divested in fiscal year 2019, and AAI, which was divested in December 2013. Operating results for business combinations are included since the date of each respective acquisition. See “Note 9: Business Combinations” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of acquisitions.

	Fiscal Year
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
OPERATING:
Revenue	$1,231,211	$1,207,909	$1,080,075	$958,240	$838,204
Depreciation	43,286	45,805	43,319	46,789	35,948
Amortization of Intangible Assets and Other	11,811	11,873	5,896	5,288	6,778
Interest Income	5,827	4,905	666	1,904	1,565
Interest Expense	14,620	9,144	5,934	5,313	3,632
Income from Continuing Operations, Net of Tax	113,915	119,974	125,086	117,923	124,184
(Loss) Income from Discontinued Operations, Net of Tax	(80,146)	2,309	(128,252)	21,976	9,848
Net Income (Loss) Attributable to Adtalem	33,769	122,283	(3,166)	139,899	134,032
Diluted Earnings from Continuing Operations per Common Share (EPS)	1.83	1.87	1.94	1.81	1.91
Diluted Earnings (Loss) per Common Share (EPS)	0.54	1.91	(0.05)	2.14	2.07
Shares Used in Calculating Diluted EPS (in thousands)	62,280	64,019	64,371	65,277	64,853
Cash Dividend Declared per Common Share	-	0.18	0.36	0.36	0.34
FINANCIAL POSITION:
Cash and Cash Equivalents	430,690	240,426	305,147	345,848	354,714
Total Assets	2,344,961	2,315,018	2,096,996	2,065,472	1,985,236
Long-Term Debt	300,000	125,000	-	-	-
Total Shareholders' Equity	1,519,286	1,669,039	1,582,087	1,584,810	1,533,393
OTHER SELECTED DATA:
Net Cash Provided by Operating Activities (1)	239,189	230,920	231,483	210,873	270,443
Capital Expenditures	66,530	42,508	51,455	76,736	61,581
Shares Outstanding at Year-end (in thousands)	59,893	62,371	62,549	63,623	63,624
Closing Price of Common Stock at Year-end	48.10	37.95	17.84	29.98	42.34
Price Earnings Ratio on Common Stock (2)	89	20	NM	14	20

(1) Includes reclassifications related to adoption of ASU No. 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting."
(2) Computed on trailing four quarters of earnings per common share.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
2(a)	Agreement and Plan of Merger, dated May 18, 2016, by and among DeVry/Becker Education Development Corp., AGM Acquisition Corp., Cardinal Acquisition Merger Sub, Inc., Alert Global Media Holdings, LLC, and Registrant		Exhibit 2.1 to the Registrant’s Form 8-K filed June 23, 2016

3(a)	Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.2 to the Registrant’s Form 8-K filed May 24, 2017

3(b)	Amendment to Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.1 to the Registrant’s Form 8-K filed May 24, 2017

3(c)	Amended and Restated By-Laws of the Registrant, as amended as of May 23, 2017		Exhibit 3.3 to the Registrant’s Form 8-K filed May 24, 2017

4(a)	Credit Agreement dated April 13, 2018, among the Registrant and certain subsidiaries of the Registrant identified therein, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith, Bank of Montreal, Fifth Third Bank and PNC Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners, Bank of Montreal, Fifth Third Bank and PNC Bank, National Association, as Co-Syndication Agents, The Northern Trust Company, as Documentation Agent, and The Other Lenders Party Thereto (the “Credit Agreement”)		Exhibit 10.1 to the Registrant’s Form 8-K filed April 19, 2018

10(a)*	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010

10(b)*	Registrant’s Fourth Amended and Restated Incentive Plan of 2013		Appendix A of the Supplement to Proxy Statement dated October 10, 2017

10(c)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(d)*	Form of Nonqualified Stock Option Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(e)*	Form of Incentive Stock Option Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(f)*	Form of Incentive Stock Option Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(g)*	Form of Full Value Share Award Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10.2 to the Registrant’s Form 8-K dated February 20, 2013

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(h)*	Form of Full Value Share Award Agreement for Directors under the Amended and Restated Incentive Plan of 2005		Exhibit 10(j) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(i)*	Form of Full Value Share Award Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(k) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(j)*	Form of Performance Share Award Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(l) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(k)*	Form of Stock Appreciation Rights Agreement under the Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated February 20, 2013

10(l)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(m)*	Form of Nonqualified Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(n)*	Form of Incentive Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(o)*	Form of Incentive Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(p)*	Form of Full Value Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10.1 to the Registrant’s Form 8-K filed May 14, 2014

10(q)*	Form of Full Value Share Award Agreement for Directors under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(t) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(r)*	Form of Full Value Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(u) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(s)*	Form of Performance Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(v) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(t)*	Form of Performance Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(w) to the Registrant’s Form 10-K for the year ended June 30, 2014

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(u)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(x) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(v)*	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014

10(w)*	Registrant’s Success Sharing Retirement Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014

10(x)*	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010

10(y)*	Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

10(z)*	First Amendment to Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(aa)*	Letter Agreement between the Registrant and Ronald L. Taylor, dated August 15, 2006		Exhibit 10.1 to the Registrant’s Form 8-K filed August 16, 2006

10(bb)*	Employment Agreement between the Registrant and Lisa W. Wardell, dated May 24, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated May 27, 2016

10(cc)*	Amended and Restated Executive Employment Agreement between the Registrant and Robert Paul, dated July 1, 2014		Exhibit 10(gg) to the Registrant’s Form 10-K for the year ended June 30, 2015

10(dd)*	Executive Employment Agreement between the Registrant and Patrick J. Unzicker, dated May 31, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated June 1, 2016

10(ee)*	Executive Employment Agreement between the Registrant and Gregory S. Davis, dated July 7, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated January 24, 2017

10(ff)*	Executive Employment Agreement between the Registrant and Steven Riehs, dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013

10(gg)*	Executive Employment Agreement between the Registrant and Susan Groenwald, dated September 1, 2011		Exhibit 10(ii) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(hh)*	Executive Employment Agreement between the Registrant and Lisa M. Sodeika, dated February 17, 2015		Exhibit 10(ll) to the Registrant’s Form 10-K for the year ended June 30, 2017

10(ii)*	Executive Employment Agreement between the Registrant and Gena L. Ashe, dated May 30, 2017 (filed herewith)	145

10(jj)*	Executive Employment Agreement between the Registrant and Donna N. Jennings-Howell, dated October 12, 2009 (filed herewith)	167

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(kk)*	Executive Employment Agreement between the Registrant and Mehul R. Patel, dated September 5, 2017 (filed herewith)	186

10(ll)*	Letter Agreement among the Registrant, Michael W. Malafronte and International Value Advisers, LLC and affiliated parties listed therein, dated October 3, 2017		Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2017

10(mm)	Stock Purchase Agreement, by and between the Registrant and Cogswell Education, LLC, dated December 4, 2017 (the “Stock Purchase Agreement”)		Exhibit 2.1 to the Registrant’s Form 8-K dated December 4, 2017

10(nn)	Amendment No. 1 to the Stock Purchase Agreement, dated August 2, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated August 3, 2018

10(oo)	Membership Interest Purchase Agreement, by and between the Registrant and San Joaquin Valley College, Inc., dated June 28, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated June 29, 2018

21	Subsidiaries of the Registrant	208

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	210

31	Rule 13a-14(a)/15d-14(a) Certifications	211

32	Section 1350 Certifications	213

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Designates management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.

Date: August 24, 2018
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. White	Board Chair and Director	August 24, 2018
James D. White

/s/ Lisa W. Wardell	Chief Executive Officer and Director	August 24, 2018
Lisa W. Wardell

/s/ Steven M. Altschuler	Director	August 24, 2018
Steven M. Altschuler

/s/ William W. Burke	Director	August 24, 2018
William W. Burke

/s/ Ann Weaver Hart	Director	August 24, 2018
Ann Weaver Hart

/s/ Georgette Kiser	Director	August 24, 2018
Georgette Kiser

/s/ Lyle Logan	Director	August 24, 2018
Lyle Logan

/s/ Michael W. Malafronte	Director	August 24, 2018
Michael W. Malafronte

/s/ Ronald L. Taylor	Director	August 24, 2018
Ronald L. Taylor

