Form 10-Q
period 2018-09-30
Adtalem Global Education Inc.
filed 2018-11-01
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 1-13988

Adtalem Global Education Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 WEST MONROE STREET
CHICAGO, ILLINOIS	60661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number; including area code:

(630) 515-7700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

October 25, 2018 — 58,745,000 shares of Common Stock, $0.01 par value

ADTALEM GLOBAL EDUCATION INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	September 30,
	2018	2018	2017
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$408,765	$430,690	$273,102
Marketable Securities and Investments	8,402	4,255	4,139
Restricted Cash	877	310	1,555
Accounts Receivable, Net	166,794	146,726	151,867
Prepaid Expenses and Other Current Assets	69,714	58,887	56,794
Current Assets Held for Sale	84,834	47,132	54,169
Total Current Assets	739,386	688,000	541,626
Land, Building and Equipment:
Land	43,724	48,177	49,078
Building	349,694	389,129	403,717
Equipment	269,298	302,516	289,692
Construction in Progress	26,849	25,360	18,803
	689,565	765,182	761,290
Accumulated Depreciation	(338,162)	(376,528)	(344,316)
Land, Building and Equipment Held for Sale, Net	-	-	59,154
Land, Building and Equipment, Net	351,403	388,654	476,128
Noncurrent Assets:
Deferred Income Taxes	31,080	38,780	32,137
Intangible Assets, Net	355,595	362,931	395,916
Goodwill	805,285	813,887	838,669
Other Assets, Net	53,666	39,259	37,663
Noncurrent Assets Held for Sale	13,450	13,450	62,372
Total Noncurrent Assets	1,259,076	1,268,307	1,366,757
TOTAL ASSETS	$2,349,865	$2,344,961	$2,384,511
LIABILITIES:
Current Liabilities:
Accounts Payable	$50,413	$47,477	$46,095
Accrued Salaries, Wages and Benefits	46,255	71,289	56,860
Accrued Liabilities	90,167	80,803	80,871
Deferred Revenue	185,061	106,773	171,470
Current Portion of Long-Term Debt	3,000	3,000	-
Current Liabilities Held for Sale	84,190	56,439	95,222
Total Current Liabilities	459,086	365,781	450,518
Noncurrent Liabilities:
Long-Term Debt	289,579	290,073	135,000
Deferred Income Taxes	29,378	29,115	34,755
Other Liabilities	122,757	131,380	98,718
Noncurrent Liabilities Held for Sale	216	216	915
Total Noncurrent Liabilities	441,930	450,784	269,388
TOTAL LIABILITIES	901,016	816,565	719,906
COMMITMENTS AND CONTINGENCIES (NOTE 13)
NONCONTROLLING INTEREST	8,814	9,110	6,566
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 59,120,000, 59,893,000 and 61,194,000 Shares Outstanding at September 30, 2018, June 30, 2018 and September 30, 2017, respectively	798	793	785
Additional Paid-in Capital	469,545	454,653	422,358
Retained Earnings	1,908,465	1,917,373	1,894,372
Accumulated Other Comprehensive Loss	(163,168)	(142,168)	(35,720)
Treasury Stock, at Cost, 20,727,000, 19,390,000 and 17,271,000 Shares at September 30, 2018, June 30, 2018 and September 30, 2017, respectively	(775,605)	(711,365)	(623,756)
TOTAL SHAREHOLDERS' EQUITY	1,440,035	1,519,286	1,658,039
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,349,865	$2,344,961	$2,384,511

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
	(in thousands, except per share amounts)
REVENUE	$284,190	$293,143
OPERATING COST AND EXPENSE:
Cost of Educational Services	148,653	173,176
Student Services and Administrative Expense	98,497	88,944
Restructuring Expense	39,548	1,137
Total Operating Cost and Expense	286,698	263,257
Operating (Loss) Income from Continuing Operations	(2,508)	29,886
INTEREST:
Interest Income	1,945	2,118
Interest Expense	(6,202)	(1,916)
Net Interest (Expense) Income	(4,257)	202
(Loss) Income from Continuing Operations Before Income Taxes	(6,765)	30,088
Income Tax Benefit (Provision)	1,887	(4,475)
Equity Method Investment Loss	-	(44)
(Loss) Income from Continuing Operations	(4,878)	25,569
DISCONTINUED OPERATIONS (NOTE 2):
Loss from Discontinued Operations Before Income Taxes	(6,135)	(15,449)
Income Tax Benefit	1,428	2,796
Loss from Discontinued Operations	(4,707)	(12,653)
NET (LOSS) INCOME	(9,585)	12,916
Net Loss (Income) Attributable to Noncontrolling Interest	55	(131)
NET (LOSS) INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$(9,530)	$12,785

AMOUNTS ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION:
(Loss) Income from Continuing Operations	$(4,823)	$25,438
Loss from Discontinued Operations	(4,707)	(12,653)
NET (LOSS) INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$(9,530)	$12,785

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION SHAREHOLDERS:
Basic:
Continuing Operations	$(0.08)	$0.41
Discontinued Operations	$(0.08)	$(0.20)
Total	$(0.16)	$0.20
Diluted:
Continuing Operations	$(0.08)	$0.40
Discontinued Operations	$(0.08)	$(0.20)
Total	$(0.16)	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
	(in thousands)
NET (LOSS) INCOME	$(9,585)	$12,916
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation (Loss) Gain	(20,615)	23,329
Change in Fair Value of Available-For-Sale Securities	(4)	70
COMPREHENSIVE (LOSS) INCOME	(30,204)	36,315
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	669	(614)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$(29,535)	$35,701

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2018	2017
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(9,585)	$12,916
Loss from Discontinued Operations	4,707	12,653
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	4,137	4,985
Depreciation	10,042	11,178
Amortization of Intangible Assets	2,110	2,497
Amortization of Deferred Debt Issuance Costs	392	176
Provision for Bad Debts	2,982	4,536
Deferred Income Taxes	7,915	1,491
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	39,205	10,552
Changes in Assets and Liabilities:
Accounts Receivable	(26,314)	(3,900)
Prepaid Expenses and Other	(26,153)	(16,781)
Accounts Payable	780	4,248
Accrued Salaries, Wages, Benefits and Liabilities	(15,153)	(30,877)
Deferred Revenue	78,622	67,653
Net Cash Provided by Operating Activities-Continuing Operations	73,687	81,327
Net Cash Provided by Operating Activities-Discontinued Operations	4,327	9,010
NET CASH PROVIDED BY OPERATING ACTIVITIES	78,014	90,337
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(15,150)	(11,773)
Marketable Securities Purchased	(4,152)	(13)
Net Cash Used in Investing Activities-Continuing Operations	(19,302)	(11,786)
Net Cash Used in Investing Activities-Discontinued Operations	(1,117)	(2,122)
NET CASH USED IN INVESTING ACTIVITIES	(20,419)	(13,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	10,492	1,884
Employee Taxes Paid on Withholding Shares	(5,188)	(3,486)
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	159	195
Repurchase of Common Stock for Treasury	(59,175)	(50,375)
Payments of Seller Financed Obligations	(470)	(6,315)
Borrowings Under Credit Facility	-	76,000
Repayments Under Credit Facility	(750)	(66,000)
NET CASH USED IN FINANCING ACTIVITIES	(54,932)	(48,097)
Effects of Exchange Rate Differences	(1,579)	1,765
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,084	30,097
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	444,405	251,096
Cash, Cash Equivalents and Restricted Cash at End of Period	445,489	281,193
Less: Cash, Cash Equivalents and Restricted Cash of Discontinued Operations at End of Period	35,847	6,973
Cash, Cash Equivalents and Restricted Cash at End of Period	$409,642	$274,220
Non-cash Investing and Financing Activity:
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Options	$(241)	$150

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in thousands, except per share amounts)
Balance at June 30, 2018	$793	$454,653	$1,917,373	$(142,168)	$(711,365)	$1,519,286
Cumulative effect adjustment upon the adoption of ASU 2016-01			381	(381)		-
Net loss			(9,530)			(9,530)
Foreign currency translation				(20,615)		(20,615)
Unrealized investment losses, net of tax				(4)		(4)
Change in noncontrolling interest put option			241			241
Stock-based compensation		4,369				4,369
Net activity from stock-based compensation awards	5	10,487			(5,188)	5,304
Proceeds from stock issued under Colleague Stock Purchase Plan		36			123	159
Repurchase of common shares for treasury					(59,175)	(59,175)
Balance at September 30, 2018	$798	$469,545	$1,908,465	$(163,168)	$(775,605)	$1,440,035

Balance at June 30, 2017	$781	$415,912	$1,881,397	$(59,119)	$(569,932)	$1,669,039
Cumulative effect adjustment upon the adoption of ASU 2016-09		(596)	360			(236)
Net income			12,785			12,785
Foreign currency translation				23,329		23,329
Unrealized investment gains, net of tax				70		70
Change in noncontrolling interest put option			(150)			(150)
Stock-based compensation		4,985				4,985
Net activity from stock-based compensation awards	4	2,057			(3,664)	(1,603)
Proceeds from stock issued under Colleague Stock Purchase Plan			(20)		215	195
Repurchase of common shares for treasury					(50,375)	(50,375)
Balance at September 30, 2017	$785	$422,358	$1,894,372	$(35,720)	$(623,756)	$1,658,039

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: INTERIM FINANCIAL STATEMENTS

For purposes of this report, “Adtalem,” “we,” “our,” “us,” or similar references refers to Adtalem Global Education Inc. and our consolidated subsidiaries, unless the context requires otherwise. The interim Consolidated Financial Statements include accounts of Adtalem and its wholly-owned and majority-owned subsidiaries. Adtalem’s wholly-owned subsidiaries include:

•	Chamberlain University (“Chamberlain”)
•	American University of the Caribbean School of Medicine (“AUC”)
•	Ross University School of Medicine (“RUSM”)
•	Ross University School of Veterinary Medicine (“RUSVM”)
•	Association of Certified Anti-Money Laundering Specialists (“ACAMS”)
•	Becker Professional Education (“Becker”)
•	DeVry University, presented as discontinued operations (see “Note 2: Discontinued Operations and Assets Held for Sale”)
•	Carrington College (“Carrington”), presented as discontinued operations (see “Note 2: Discontinued Operations and Assets Held for Sale”)

In addition, Adtalem maintains a 97.9% ownership interest in Adtalem Education of Brazil (“Adtalem Brazil”) and a 69% ownership interest in EduPristine.

These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of Adtalem. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”).

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Adtalem's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three months ended September 30, 2018 are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On December 4, 2017, Adtalem announced the signing of a definitive agreement to divest DeVry University, pursuant to, and subject to the terms and conditions of a stock purchase agreement with Cogswell Education, LLC (“Cogswell”), with an expected closing date occurring in mid-fiscal year 2019. The decision to divest was made based on changes in strategic direction for the Adtalem portfolio of institutions. As the potential sale represents a strategic shift that will have a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. All periods presented disclose the assets and liabilities as held for sale, and operations and cash flows of DeVry University, which was previously a part of the U.S. Traditional Postsecondary reporting segment, as discontinued operations.

During the three months ended September 30, 2018, management identified additional assets that will be divested with DeVry University and recorded impairment charges of $2.2 million to write-down the building and equipment to zero based on the fair value market value of the DeVry University operations. These impairment charges were in addition to $58.6 million of impairment charges for assets that will be divested with DeVry University that were recorded in fiscal year 2018.

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

During the fiscal year ended June 30, 2018, management identified assets that will be divested with Carrington and recorded impairment charges of $37.4 million to write-down the building and equipment to zero based on the fair value market value of the Carrington operations.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale (in thousands):

	September 30,	June 30,	September 30,
	2018	2018	2017
ASSETS:
Current Assets:
Cash and Cash Equivalents	$19,880	$1	$649
Restricted Cash	15,967	13,404	5,887
Accounts Receivable, Net	39,508	25,294	37,916
Prepaid Expenses and Other Current Assets	9,479	8,433	9,717
Total Current Assets Held for Sale	84,834	47,132	54,169
Land, Building and Equipment Held for Sale, Net	-	-	59,154
Noncurrent Assets:
Intangible Assets	-	-	21,845
Goodwill	-	-	22,196
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets, Net	-	-	4,881
Total Noncurrent Assets Held for Sale	13,450	13,450	62,372
Total Assets Held for Sale	$98,284	$60,582	$175,695

LIABILITIES:
Current Liabilities:
Accounts Payable	$23,570	$24,312	$25,276
Accrued Salaries, Wages and Benefits	8,327	13,979	11,090
Accrued Liabilities	5,004	1,514	8,815
Deferred Revenue	47,289	16,634	50,041
Total Current Liabilities Held for Sale	84,190	56,439	95,222
Noncurrent Liabilities:
Deferred Income Taxes	216	216	915
Total Noncurrent Liabilities Held for Sale	216	216	915
Total Liabilities Held for Sale	$84,406	$56,655	$96,137

The following is a summary of income statement information of operations reported as discontinued operations (in thousands):

	Three Months Ended
	September 30,
	2018	2017
REVENUE	$112,302	$127,882
OPERATING COST AND EXPENSE:
Cost of Educational Services	61,341	74,940
Student Services and Administrative Expense	55,372	61,536
Restructuring (Gain) Expense	(518)	6,855
Asset Impairment Charge - Building and Equipment	2,242	-
Total Operating Cost and Expense	118,437	143,331
Operating Loss from Discontinued Operations	(6,135)	(15,449)
Income Tax Benefit	1,428	2,796
Loss from Discontinued Operations	$(4,707)	$(12,653)

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended September 30, 2018
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Higher Education	$201,173	$-	$43,841	$-	$245,014
Test Preparation	-	20,502	3,410	(807)	23,105
Certifications	-	8,214	-	-	8,214
Conferences/Seminars	-	2,868	-	-	2,868
Memberships/Subscriptions	-	3,936	-	-	3,936
Other	927	126	-	-	1,053
	$202,100	$35,646	$47,251	$(807)	$284,190

	Three Months Ended September 30, 2017
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Higher Education	$191,285	$-	$57,230	$-	$248,515
Test Preparation	-	20,538	5,209	(623)	25,124
Certifications	-	8,859	-	-	8,859
Conferences/Seminars	-	7,368	-	-	7,368
Memberships/Subscriptions	-	3,015	-	-	3,015
Other	-	262	-	-	262
	$191,285	$40,042	$62,439	$(623)	$293,143

In addition, see “Note 14: Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Higher Education: Higher education revenue consists of tuition, fees, books and other educational products. The majority of revenue is derived from tuition and fees which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue is recognized when products are shipped or students receive access to electronic materials. Under certain circumstances we report revenue from these transactions on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor.

Test Preparation: Test preparation revenue consists of test preparation course instruction and self-study materials sales. Becker test preparation revenue is recognized when access to the course materials is delivered to the customer. Adtalem Brazil and EduPristine test preparation course instruction revenue is recognized on a straight-line basis over the applicable instruction delivery periods.

Certifications: Certification revenue consists of exam preparation guides, seminars, exam sitting fee and recertification fees. We recognize revenue for each of these items at a point in time when the applicable performance obligation is satisfied.

Conferences/Seminars: Conference revenue consists of revenue from attendees, sponsors and exhibitors. We recognize revenue for all items related to conferences at the time of the conference. Seminar revenue consists of seminars delivered in live, live-online, or on-demand online formats. We recognize revenue for live and live-online seminars on the day of the seminar. On-demand online seminars, in which customers have access to a webcast of a seminar, are recognized on the day the customer places the order.

Memberships/Subscriptions: Membership revenue is recognized on a straight-line basis over the membership period. Subscription revenue is recognized on a straight-line basis over the subscription period.

Other: Other revenue consists of housing and other miscellaneous services. Revenue is recognized over the period that the applicable performance obligation is satisfied.

Customer contracts generally have separately stated prices for each performance obligation contained in the contract. Therefore, each performance obligation generally has its own standalone selling price. For higher education students, arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students utilizing private funding or through Adtalem’s institutional loan program (see “Note 6: Financing Receivables” for further discussion) generally pay during or after the academic term is complete. For non-higher education customers, payment is typically due and collected at the time a customer places an order.

Transaction Price

Revenue, or transaction price, is measured as the amount of consideration expected to be received in exchange for transferring goods or services.

For higher education, students may receive discounts, scholarships or refunds, which gives rise to variable consideration. The amount of discounts or scholarships are applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged. Upon withdrawal, a student may be eligible to receive a refund, or partial refund, the amount of which is dependent on the timing of the withdrawal during the academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit Adtalem to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Adtalem in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. For contracts with similar characteristics and historical data on refunds, the expected value method is applied in determining the variable consideration related to refunds. Estimates of Adtalem’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous academic terms. Reserves related to refunds are presented as refund liabilities within Accrued Liabilities on the Consolidated Balance Sheets. All refunds are netted against revenue during the applicable academic term.

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

For test preparation and other Professional Education products, the transaction price is equal to the amount charged to the customer, which is the standard rate, less any discounts and an estimate for returns or refunds.

We believe it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. Therefore, the estimate of variable consideration is not constrained.

Contract Balances

For higher education institutions, students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term. As instruction is provided, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s institution loan program (see “Note 6: Financing Receivables”), payments are generally received after the academic term and the corresponding performance obligation is complete. When payments are received, accounts receivable is reduced.

For our Professional Education businesses, customers are billed and payment is due at the time of order placement. In most cases, performance obligations are delivered subsequent to payments received. Delivering our performance obligations reduces deferred revenue and accounts receivable is reduced upon payments received. Becker offers an 18-month term loan program as a financing option for the Becker CPA Exam Review Course (see “Note 6: Financing Receivables”). In this case, payment is received after satisfying the performance obligation.

Revenue of $83.7 million was recognized during the first three months of fiscal year 2019 that was included in the deferred revenue balance at the beginning of fiscal year 2019. Revenue recognized from performance obligations that were satisfied, or partially satisfied, in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period and increases from charges and payments received related to the start of academic terms beginning during the period.

Allowance for bad debts as of September 30, 2018, June 30, 2018 and September 30, 2017 was $21.9 million, $27.6 million and $27.0 million, respectively.

Practical Expedients

As our performance obligations have an original expected duration of one year or less, we have applied the practical expedient (as provided in ASC 606-10-50-14) to not disclose the information in ASC 606-10-50-13, which requires disclosure of the amount of the transaction price allocated to our performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period and when the entity expects to recognize this amount as revenue. All consideration from contracts with customers is included in the transaction price.

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of September 30, 2018, June 30, 2018 and September 30, 2017, the net balance of capitalized internal-use software development costs was $12.4 million, $13.5 million and $5.0 million, respectively.

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. During the first quarter of fiscal year 2019, we recorded impairment charges of $2.2 million to write-down building, building improvements, furniture and equipment to zero based on the fair market value of the DeVry University operations, which are classified within discontinued operations. During the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. Hurricane-related impairment charges of $10.9 million were recorded in the first three months of fiscal year 2018 for building, building improvements, furniture and equipment. The impairment charges are included in Cost of Educational Services in the Consolidated Statements of Income (Loss). In the first quarter of fiscal year 2019, Adtalem announced its decision to relocate RUSM’s campus operations to Barbados and not return to RUSM’s Dominica campus. Adtalem recorded impairment charges of $37.8 million in the first quarter of fiscal year 2019, to fully impair the land, buildings and equipment in Dominica as management has determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 10: Restructuring Charges”). The impairment charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss). For a discussion of the impairment review of goodwill and intangible assets see “Note 9: Intangibles.”

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s and EduPristine’s operations and Becker’s and ACAMS’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three-month periods ended September 30, 2018 and 2017 were not material.

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

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended September 30,
	2018	2017
Balance at Beginning of Period	$9,110	$6,285
Net (Loss) Income Attributable to Noncontrolling Interest	(55)	131
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Options	(241)	150
Balance at End of Period	$8,814	$6,566

Earnings per Common Share

Basic earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of shares assuming dilution. As required by GAAP, because the three months ended September 30, 2018 resulted in a loss from continuing operations, diluted earnings per share was computed by dividing the net loss attributable to Adtalem by the weighted average number of basic shares. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were outstanding stock-based grants representing 272,000 and 1,893,000 shares of common stock for the three months ended September 30, 2018 and 2017, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended September 30,
	2018	2017
Weighted Average Shares Outstanding	59,722	62,014
Unvested Participating RSUs	606	771
Basic Shares	60,328	62,785
Effect of Dilutive Stock Options	874	647
Diluted Shares	61,202	63,432

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

The Accumulated Other Comprehensive Loss balance as of September 30, 2018 consists of $163.2 million of cumulative translation losses ($159.4 million attributable to Adtalem and $3.8 million attributable to noncontrolling interest) and unrealized gains on available-for-sale debt securities were immaterial. As of June 30, 2018, this balance consisted of $142.6 million of cumulative translation losses ($139.6 million attributable to Adtalem and $3.0 million to noncontrolling interest) and $0.4 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to Adtalem. As of September 30, 2017, this balance consisted of $36.1 million of cumulative translation losses ($35.3 million attributable to Adtalem and $0.8 million attributable to noncontrolling interest) and $0.4 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $19.0 million and $20.2 million for the three months ended September 30, 2018 and 2017, respectively.

Hurricane Expense

AUC and RUSM were affected by hurricane events occurring in the first quarter of fiscal year 2018. Adtalem recorded expenses of $6.9 million and $13.6 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching in alternate locations in the three months ended September 30, 2018 and 2017, respectively. Received and expected insurance proceeds of $6.9 million and $9.2 million were recorded to offset these expenses in the three months ended September 30, 2018 and 2017, respectively. Based upon damage assessments of facilities, impairment write-downs of building, building improvements, furniture and equipment of $10.9 million were recorded in the three months ended September 30, 2017. Insurance proceeds of $1.8 million were recorded to offset these expenses in the three months ended September 30, 2017. In total, $13.6 million of net expense was recorded in Cost of Educational Services in the Consolidated Statements of Income (Loss) for the three months ended September 30, 2017. The recorded expense primarily represents deductibles under the related insurance policies. No net expense was recorded in the three months ended September 30, 2018.

Restructuring Charges

Adtalem’s financial statements include charges related to severance and related benefits for workforce reductions. These charges also include early lease termination or cease-of-use costs, accelerated depreciation and losses on disposals of property and equipment related to campus and administrative office consolidations (see “Note 10: Restructuring Charges”). When estimating the costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance was issued to provide financial statement users with more decision-useful information about the expected losses on financial instruments by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses by requiring a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management is evaluating the impact the guidance will have on Adtalem’s Consolidated Financial Statements.

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

In January 2016, FASB issued ASU No. 2016-01: “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The guidance eliminates the classification of equity securities into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In the first quarter of fiscal year 2019, we retrospectively adopted this guidance. The adoption resulted in a cumulative adjustment to decrease retained earnings and increase additional paid-in capital, each by $0.4 million. This guidance requires Adtalem to record the changes in the fair value of its available-for-sale equity investments through net income, which is included within the Consolidated Statements of Income (Loss) beginning with the first quarter of fiscal year 2019.

In May 2014, FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted this guidance effective July 1, 2018 using the full retrospective approach. The adoption of this standard did not have any impact on Adtalem’s Consolidated Financial Statements, and therefore, no adjustments were made to the prior year comparative financial statements. See subsection “Revenue Recognition” in “Note 3: Summary of Significant Accounting Policies” for the disclosures related to this new accounting standard.

Reclassifications

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” for further information. Prior period amounts have been revised to conform to the current classification. Certain expenses in prior periods previously allocated to DeVry University and Carrington within the U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operation reporting guidance regarding allocation of corporate overhead. See “Note 14: Segment Information” for additional information.

In addition, we have reclassified certain amounts in the operating section of the Consolidated Statement of Cash Flows to conform to current period classification.

NOTE 4: STOCK-BASED COMPENSATION

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

As of September 30, 2018, 7,632,222 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the three months ended September 30, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2018	1,806,133	$32.88
Granted	129,025	49.01
Exercised	(242,012)	44.05
Forfeited	-	-
Expired	(15,892)	51.46
Outstanding at September 30, 2018	1,677,254	32.34	6.97	$27,268
Exercisable at September 30, 2018	759,098	$33.67	5.07	$11,587

The total intrinsic value of options exercised for the three months ended September 30, 2018 and 2017 was $1.8 million and $0.9 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2019 and 2018 was $20.96 and $14.63, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted average assumptions:

	Fiscal Year
	2019	2018
Expected Life (in Years)	6.50	6.68
Expected Volatility	39.60%	41.45%
Risk-free Interest Rate	2.73%	1.95%
Dividend Yield	0.00%	0.00%

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

During the first three months of fiscal year 2019, Adtalem granted 199,750 RSUs to selected employees. Of these, 65,160 are performance-based RSUs and 134,590 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based goals, academic goals, achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), achievement of a minimum level of Adtalem’s return on invested capital (“ROIC”) or achievement of a minimum level of Adtalem’s free cash flow per share. Non-performance-based RSUs are subject to restrictions, which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem or upon retirement. During the restriction period, the recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the three months ended September 30, 2018:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at July 1, 2018	1,226,958	$28.31
Granted	199,750	49.03
Vested	(362,494)	26.85
Forfeited	(4,947)	32.79
Outstanding at September 30, 2018	1,059,267	$32.69

The weighted average estimated grant date fair value of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2019 and 2018 was $49.03 and $33.90, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	Three Months Ended September 30,
	2018	2017
Cost of Educational Services	$395	$1,420
Student Services and Administrative Expense	3,742	3,017
Restructuring Expense	-	548
	4,137	4,985
Income Tax Benefit	(2,007)	(2,434)
Net Stock-Based Compensation Expense	$2,130	$2,551

As of September 30, 2018, $29.8 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options and RSUs vested during the three months ended September 30, 2018 and 2017 was approximately $11.1 million and $13.4 million, respectively.

There was no capitalized stock-based compensation cost at each of September 30, 2018, June 30, 2018 and September 30, 2017.

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

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2018. See “Note 9: Intangibles” for further discussion on the impairment review including valuation techniques and assumptions.

The following table presents Adtalem's assets and liabilities at September 30, 2018, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$408,765	$-	$-
Marketable Securities and Investments	8,402	-	-
Institutional Loans Receivable, Net	-	41,794	-
Deferred Acquisition Obligations	-	17,949	-
Total Financial Assets at Fair Value	$417,167	$59,743	$-

The following table presents Adtalem's assets and liabilities at June 30, 2018, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$430,690	$-	$-
Marketable Securities and Investments	4,255	-	-
Institutional Loans Receivable, Net	-	44,320	-
Deferred Acquisition Obligations	-	18,585	-
Total Financial Assets at Fair Value	$434,945	$62,905	$-

The following table presents Adtalem's assets and liabilities at September 30, 2017, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$273,102	$-	$-
Marketable Securities and Investments	4,139	-	-
Institutional Loans Receivable, Net	-	39,402	-
Deferred Acquisition Obligations	-	19,611	-
FIES Receivable	-	16,707	-
Total Financial Assets at Fair Value	$277,241	$75,720	$-

Cash and Cash Equivalents and Investments in Marketable Securities are valued using a market approach based on quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets, Net on the Consolidated Balance Sheets as of September 30, 2018, June 30, 2018 and September 30, 2017 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 6: Financing Receivables” for further discussion on these institutional loans receivable.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $4.2 million, $4.3 million and $6.9 million were classified as Accrued Liabilities on the Consolidated Balance Sheets at September 30, 2018, June 30, 2018 and September 30, 2017, respectively, and $13.7 million, $14.3 million and $12.7 million were classified as Other Liabilities on the Consolidated Balance Sheets at September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

The fair value of Adtalem Brazil’s receivable under Brazil’s FIES public loan program included in Accounts Receivable, Net on the Consolidated Balance Sheet as of September 30, 2017 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of September 30, 2018, June 30, 2018 and September 30, 2017, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 6: FINANCING RECEIVABLES

Adtalem’s institutional loan programs are available to students at Chamberlain, AUC, RUSM and RUSVM. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.76% to 12.0% per annum accrue each month on the unpaid balance. Chamberlain requires that students begin repaying loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, reduce the possibility of over borrowing and to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker with an 18-month term loan program.

Reserves for uncollectible loans are determined by analyzing the current aging of institutional loans and historical loss rates of loans at each institution. Management performs this analysis periodically throughout the year. Loans are considered nonperforming and are fully reserved if they are more than 90 days past due. Since all of Adtalem’s financing receivables are generated through the extension of credit to fund educational costs, all such receivables are considered part of the same loan portfolio.

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands):

	September 30, 2018		June 30, 2018		September 30, 2017
Gross Institutional Loans		$48,936		$54,323		$49,879
Allowance for Credit Losses:
Balance at July 1	$(10,003)		$(9,736)		$(9,736)
Charge-offs and Adjustments	5,355		330		71
Recoveries	(32)		(61)		(23)
Additional Provision	(2,462)		(536)		(789)
Balance at End of Period		(7,142)		(10,003)		(10,477)
Net Institutional Loans		$41,794		$44,320		$39,402

Of the net balances above, $12.7 million, $21.2 million and $17.4 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at September 30, 2018, June 30, 2018 and September 30, 2017, respectively, and $29.1 million, $23.1 million and $22.0 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging of past due institutional loans (in thousands):

	September 30,	June 30,	September 30,
	2018	2018	2017
Institutional Loans:
Performing	$41,963	$44,492	$39,583
Nonperforming	6,973	9,831	10,296
Total Institutional Loans	$48,936	$54,323	$49,879

	1-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Institutional Loans
Institutional Loans:
September 30, 2018	$6,437	$757	$752	$6,973	$14,919	$34,017	$48,936
June 30, 2018	$8,473	$900	$3,099	$9,831	$22,303	$32,020	$54,323
September 30, 2017	$6,041	$1,559	$885	$10,296	$18,781	$31,098	$49,879

NOTE 7: SHARE REPURCHASE PROGRAMS

Adtalem has repurchased shares under the following programs as of September 30, 2018:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,672,250	36.6
February 16, 2017	5,564,468	224.2
Totals	20,096,231	$758.5

On February 16, 2017, the Board authorized Adtalem’s tenth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2020. A total of 1,234,327 shares were repurchased during the three months ended September 30, 2018 under the tenth share repurchase program for an aggregate of $59.2 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

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

The operations of EduPristine are included in Adtalem’s Professional Education segment. Prior to the February 5, 2018 investment, Adtalem accounted for its ownership interest in EduPristine under the equity method investment of accounting. The results of EduPristine’s operations have been fully consolidated in the Consolidated Financial Statements of Adtalem since the February 5, 2018 acquisition date. The fair value of Adtalem’s equity investment immediately prior to the majority interest investment was $4.1 million, which was based on a discounted cash flow analysis. The $4.1 million noncontrolling interest recorded on the acquisition date was also derived using the same discounted cash flow analysis. In the third quarter of fiscal year 2018, Adtalem recorded a $1.2 million gain on its previous equity investment.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of Adtalem’s majority interest in EduPristine (in thousands):

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Intangible assets consist of the following (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$7,713	$(6,799)	5 Years
Customer Relationships	42,900	(10,756)	10 Years
Curriculum/Software	6,755	(4,730)	4 Years
Franchise Contracts	8,677	(1,768)	18 Years
Clinical Agreements	321	(112)	15 Years
Trade Names	936	(889)	10 Years
Proprietary Technology	500	(281)	4 Years
Total	$67,802	$(25,335)
Indefinite-Lived Intangible Assets:
Trade Names	$104,832
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	79,056
Total	$313,128

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$8,193	$(6,972)
Customer Relationships	42,900	(9,598)
Non-compete Agreements	700	(700)
Curriculum/Software	6,833	(4,265)
Franchise Contracts	9,064	(1,720)
Clinical Agreements	336	(112)
Trade Names	976	(904)
Proprietary Technology	500	(250)
Total	$69,502	$(24,521)
Indefinite-Lived Intangible Assets:
Trade Names	$106,132
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	82,578
Total	$317,950

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$11,561	$(8,860)
Customer Relationships	42,900	(6,092)
Non-compete Agreements	700	(674)
Curriculum/Software	7,243	(2,887)
Franchise Contracts	11,088	(1,643)
Clinical Agreements	411	(116)
Trade Names	1,196	(1,017)
Proprietary Technology	500	(156)
Total	$75,599	$(21,445)
Indefinite-Lived Intangible Assets:
Trade Names	$111,010
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	101,512
Total	$341,762

Amortization expense for amortized intangible assets was $2.1 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

	Professional	Adtalem
Fiscal Year	Education	Brazil	Total
2019	$6,422	$1,654	$8,076
2020	4,671	1,216	5,887
2021	4,440	742	5,182
2022	4,300	503	4,803
2023	4,119	503	4,622
Thereafter	11,268	4,727	15,995

All amortizable intangible assets except student relationships and customer relationships are being amortized on a straight-line basis. The amount being amortized for student relationships is based on the estimated progression of the students through the respective Damásio Educacional (“Damasio”) and Grupo Ibmec Educacional S.A. (“Grupo Ibmec”) programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. The amount being amortized for customer relationships related to ACAMS is based on the estimated retention of the customers, giving consideration to the revenue and cash flow associated with these existing customers.

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

Adtalem has five reporting units that contained goodwill as of the first quarter of fiscal year 2019. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all the reporting units, as of September 30, 2018, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has five reporting units that contained indefinite-lived intangible assets as of the first quarter of fiscal year 2019. For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the five reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired.

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

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2018, and that no interim events or deviations from planned operating results occurred as of September 30, 2018, that would cause management to reassess these conclusions.

On August 3, 2018, Adtalem announced plans to relocate RUSM to Barbados from its temporary location in Knoxville, Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and a facility on St Kitts. Management believes the values of RUSM’s goodwill and indefinite-lived intangible assets will not be affected by this move. The Trade Name will continue to be used and we expect to receive the approval of the U.S. Department of Education (“ED”) to operate in Barbados prior to the move. No new accreditation is necessary, RUSM’s secondary accreditor the Caribbean Accreditation Authority for Education in Medicine and other Health Professions (“CAAM-HP”) will become its primary accreditor upon the start of the January 2019 semester, pending approval by ED. CAAM-HP is authorized by the government of Barbados to accredit medical programs.

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

As of September 30, 2018, intangible assets from business combinations totaled $355.6 million and goodwill totaled $805.3 million. Together, these assets equaled 49% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

	September 30,	June 30,	September 30,
Reporting Unit	2018	2018	2017
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Professional Education	317,029	317,699	306,776
Adtalem Brazil	178,046	185,978	221,683
Total	$805,285	$813,887	$838,669

The table below summarizes goodwill balances by reporting segment (in thousands):

	September 30,	June 30,	September 30,
Reporting Segment	2018	2018	2017
Medical and Healthcare	$310,210	$310,210	$310,210
Professional Education	317,029	317,699	306,776
Technology and Business	178,046	185,978	221,683
Total	$805,285	$813,887	$838,669

The table below summarizes the changes in goodwill balances by reporting segment (in thousands):

	Medical and Healthcare	Professional Education	Technology and Business	Total
Balance at June 30, 2017	310,210	306,653	212,223	829,086
Foreign exchange rate changes	-	123	9,460	9,583
Balance at September 30, 2017	310,210	306,776	221,683	838,669
Acquisitions	-	11,527	5,636	17,163
Foreign exchange rate changes	-	(604)	(41,341)	(41,945)
Balance at June 30, 2018	310,210	317,699	185,978	813,887
Foreign exchange rate changes	-	(670)	(7,932)	(8,602)
Balance at September 30, 2018	$310,210	$317,029	$178,046	$805,285

The decrease in the goodwill balance from June 30, 2018 in the Professional Education segment is the result of a change in the value of the British Sterling Pound and Indian Rupee compared to the U.S. dollar. Since Becker’s European subsidiary’s and EduPristine’s goodwill is recorded in local currency, fluctuations in the values of the British Sterling Pound and Indian Rupee in relation to the U.S. dollar will cause changes in the balance of this asset. The decrease in the goodwill balance from June 30, 2018 in the Technology and Business segment is the result of a change in the value of the Brazilian Real compared to the U.S. dollar. Since Adtalem Brazil goodwill is recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

	September 30,	June 30,	September 30,
Reporting Segment	2018	2018	2017
Medical and Healthcare	$137,500	$137,500	$137,500
Professional Education	69,053	69,126	67,812
Technology and Business	106,575	111,324	136,450
Total	$313,128	$317,950	$341,762

Total indefinite-lived intangible assets decreased by $4.8 million from June 30, 2018. The decrease is the result of a change in the value of the Brazilian Real as compared to the U.S. dollar. Since Adtalem Brazil intangible assets are recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10: RESTRUCTURING CHARGES

During the first three months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. On August 3, 2018, management announced its decision to relocate RUSM’s campus operations to Barbados and not return to Dominica. The land, buildings and equipment in Dominica have been fully impaired as management has determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 3: Summary of Significant Accounting Policies”). In addition, during the first three months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to real estate consolidations at Adtalem’s home office. During the first three months of fiscal year 2018, Adtalem recorded restructuring charges primarily related to workforce reductions at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, as a result of reducing Adtalem’s workforce by 176 and 7 positions in the first three months of fiscal year 2019 and 2018, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 14: Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended September 30, 2018
	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$37,753	$1,262	$39,015
Technology and Business	75	-	75
Home Office and Other	509	(51)	458
Total	$38,337	$1,211	$39,548

	Three Months Ended September 30, 2017
	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$26	$86	$112
Home Office and Other	(625)	1,650	1,025
Total	$(599)	$1,736	$1,137

The following table summarizes the separation and restructuring plan activity for the fiscal years 2019 and 2018, for which cash payments are required (in thousands):

Liability balance at June 30, 2017	$46,115
Increase in liability (separation and other charges)	19,893
Reduction in liability (payments and adjustments)	(27,081)
Liability balance at June 30, 2018	38,927
Increase in liability (separation and other charges)	1,465
Reduction in liability (payments and adjustments)	(7,496)
Liability balance at September 30, 2018	$32,896

Of this liability balance, $14.7 million is recorded as Accrued Liabilities and $18.2 million is recorded as Other Liabilities on the Consolidated Balance Sheet as of September 30, 2018. These liability balances primarily represent rent accruals and costs for employees that have either not yet separated from Adtalem or their full severance has not yet been paid. All of these remaining costs are expected to be paid out for periods of up to 7 years.

NOTE 11: INCOME TAXES

The effective tax rate on loss from continuing operations was 27.9% in the first quarter of fiscal year 2019 compared to 14.9% on income from continuing operations for the first quarter of fiscal year 2018. This increase reflects the impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), including a lower U.S. tax rate resulting from the Tax Act Offset by higher additional expense from provisions of the Tax Act that are effective beginning in fiscal year 2019. The increase in the tax rate from the Tax Act was partially offset by an increase in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings. The provisions from the Tax Act impacting fiscal year 2019 include a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), a limitation of certain executive compensation, and the repeal of the domestic production activity deduction. We have elected to account for GILTI as a period cost. The effective tax rate includes estimates of these new provisions. Our estimates may be revised in future periods as we obtain additional data and any new regulations or guidance is released.

Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operated in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. On August 3, 2018, Adtalem announced plans to permanently relocate RUSM from Dominica to Barbados. Management expects to conclude discussions with the Barbados government in mid-fiscal year 2019 regarding local incentives, including tax matters. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

As of September 30, 2018, Adtalem has not fully completed its accounting for the tax effects of the enactment of the Tax Act. We are still evaluating various impacts of the enacted legislation and these impacts may differ from the estimated impacts recognized in the second and fourth quarters of fiscal year 2018 due to future treasury regulations, tax law technical corrections, and other potential guidance, notices, rulings, refined computations and actions we may take as a result of the tax legislation, and other items. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts.

NOTE 12: DEBT

Long-term debt consists of the following (in thousands):

	September 30,	June 30,	September 30,
	2018	2018	2017
Total Debt:
Term B Loan	$299,250	$300,000	$-
Revolver	-	-	135,000
Total Principal Payments Due	299,250	300,000	135,000
Deferred Debt Issuance Costs	(6,671)	(6,927)	-
Total Amount Outstanding	292,579	293,073	135,000
Less Current Portion:
Term B Loan	(3,000)	(3,000)	-
Noncurrent Portion	$289,579	$290,073	$135,000

Scheduled future maturities of long-term debt for the next five fiscal years ending June 30 and in the aggregate are as follows (in thousands):

Fiscal Year	Maturity Payments
2019	$2,250
2020	3,000
2021	3,000
2022	3,000
2023	3,000
Thereafter	285,000
$299,250

Prior Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015, which was set to expire on March 31, 2020 (“Prior Credit Facility”). The Prior Credit Facility provided for a multi-currency revolving credit facility in the amount of $400 million and $100 million available for letters of credit. As of September 30, 2017, Adtalem’s borrowings under the Prior Credit Facility were $135 million with a weighted average interest rate of 3.24%.

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

Term B Loan

For Eurocurrency Rate Loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For Base Rate Loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of September 30, 2018, the interest rate for borrowings under the Term B Loan facility was 5.24%, which approximated the effective interest rate.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency Rate Loans and from 0.75% to 1.75% for Base Rate Loans.

Adtalem letters of credit outstanding were $68.4 as of each of September 30, 2018 and June 30, 2018 and $68.5 million as of September 30, 2017. Of this amount, $68.4 million was posted in the second quarter of fiscal year 2017 in relation to the Federal Trade Commission Settlement. Upon the close of the sale of DeVry University (see “Note 2: Discontinued Operations and Assets Held for Sale”), Adtalem will continue to post this letter of credit on behalf of DeVry University.

As of September 30, 2018, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.40% of the undrawn portion of the Revolver as of September 30, 2018. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $231.6 million as of September 30, 2018. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Debt Issuance Costs

Adtalem incurred $9.9 million in fees that were capitalized in relation to the Credit Agreement entered into on April 13, 2018, $7.1 million of which was related to the Term B Loan facility and $2.7 million of which was related to the Revolver facility. The deferred debt issuance costs related to the Term B Loan are presented as a direct deduction from the face amount of the debt, while the deferred debt issuance costs related to the Revolver are classified as Other Assets, Net on the Consolidated Balance Sheets. The following table summarizes the total deferred debt issuance costs for the Term B Loan and Revolver, which will be amortized over seven years and five years, respectively (in thousands):

	Term B Loan	Revolver	Total
Deferred Debt Issuance Costs at June 30, 2018	$6,927	$2,606	$9,533
Amortization of Deferred Debt Issuance Costs	(256)	(136)	(392)
Deferred Debt Issuance Costs at September 30, 2018	$6,671	$2,470	$9,141

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement would constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of September 30, 2018.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for borrowings under the Credit Agreement.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the Credit Agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. Beginning in fiscal year 2019, the Excess Cash Flow payment will be due in the first quarter of each year, and is based on the Excess Cash Flow and Leverage Ratio for the prior year. No payment is due as of September 30, 2018.

Our borrowings under the Credit Facility are guaranteed by us and all of our domestic subsidiaries (subject to certain exceptions) and secured by a first lien on our assets and the assets of our guarantor subsidiaries (excluding real estate), including capital stock of the subsidiaries.

Deferred Acquisition Obligations

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

NOTE 13: COMMITMENTS AND CONTINGENCIES

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of September 30, 2018, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. The timing or outcome of the following matters, or their possible impact on Adtalem’s business, financial condition or results of operations, cannot be predicted at this time. The continued defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

On April 12, 2018, the Petrizzo plaintiffs refiled their complaint with a new lead plaintiff, Renee Heather Polly. The plaintiffs’ refiled complaint is nearly identical to the complaint previously dismissed by the court on February 12, 2018. The Adtalem Parties moved to dismiss this refiled complaint on May 14, 2018.

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

On June 27, 2018, the Carlson Law Firm filed a lawsuit on behalf of 32 former DeVry University students against the Adtalem Parties. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit The Carlson Law Firm filed on May 8, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on August 28, 2018.

NOTE 14: SEGMENT INFORMATION

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” for further information. Segment information presented excludes the results of DeVry University and Carrington, which were previously classified within our former U.S. Traditional Postsecondary segment and are presented as discontinued operations in the Consolidated Financial Statements. Discontinued operations assets are included in the table below to reconcile to Total Consolidated Assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to DeVry University and Carrington within our former U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operating reporting guidance regarding allocation of corporate overhead.

Adtalem’s principal business is the provision of educational services. Adtalem presents three reporting segments: “Medical and Healthcare,” which includes the operations of Chamberlain and the medical and veterinary schools (which include AUC, RUSM and RUSVM); “Professional Education,” which includes the operations of ACAMS, Becker and EduPristine; and “Technology and Business,” which includes the operations of Adtalem Brazil.

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

Summary financial information by reporting segment is as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Revenue:
Medical and Healthcare	$202,100	$191,285
Professional Education	35,646	40,042
Technology and Business	47,251	62,439
Home Office and Other	(807)	(623)
Total Consolidated Revenue	$284,190	$293,143
Operating Income (Loss) from Continuing Operations:
Medical and Healthcare	$1,656	$26,232
Professional Education	4,750	10,507
Technology and Business	(2,745)	1,861
Home Office and Other	(6,169)	(8,714)
Total Consolidated Operating (Loss) Income from Continuing Operations	$(2,508)	$29,886
Segment Assets:
Medical and Healthcare	$872,108	$951,208
Professional Education	452,054	446,600
Technology and Business	526,873	637,302
Home Office and Other	400,546	173,706
Discontinued Operations	98,284	175,695
Total Consolidated Assets	$2,349,865	$2,384,511
Additions to Long-Lived Assets:
Medical and Healthcare	$11,776	$5,667
Professional Education	962	923
Technology and Business	1,829	3,341
Home Office and Other	583	1,842
Total Consolidated Additions to Long-Lived Assets	$15,150	$11,773
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$15,150	$11,773
Total Increase in Consolidated Long-Lived Assets	$15,150	$11,773
Depreciation Expense (1):
Medical and Healthcare	$6,260	$7,586
Professional Education	367	460
Technology and Business	2,315	2,765
Home Office and Other	1,100	367
Total Consolidated Depreciation Expense	$10,042	$11,178
Intangible Asset Amortization Expense:
Professional Education	$1,605	$1,625
Technology and Business	505	872
Total Consolidated Amortization Expense	$2,110	$2,497

(1) Depreciation expense for each reporting segment has been modified to current presentation to include the Home Office and Other depreciation which is allocated to each reporting segment.

Adtalem conducts its educational operations in the U.S., Barbados, Dominica, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the three months ended September 30, 2018 and 2017. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Revenue from Unaffiliated Customers:
Domestic Operations	$146,662	$152,025
International Operations:
Dominica, St. Kitts and St. Maarten	88,447	77,378
Brazil	47,251	62,439
Other	1,830	1,301
Total International	137,528	141,118
Total Consolidated Revenue	$284,190	$293,143
Long-Lived Assets:
Domestic Operations	$152,427	$156,563
International Operations:
Barbados, Dominica, St. Kitts and St. Maarten	161,136	183,919
Brazil	89,494	110,205
Other	2,012	3,950
Total International	252,642	298,074
Total Consolidated Long-Lived Assets	$405,069	$454,637

No one customer accounted for more than 10% of Adtalem's consolidated revenue.

NOTE 15: SUBSEQUENT EVENTS

In October 2018, Adtalem received the final Proof of Loss (“POL”) statements from its insurance carrier for losses sustained from Hurricanes Irma and Maria at AUC and RUSM, respectively. Funds from the final POLs, which are expected to be received in the second quarter of fiscal year 2019, will provide an additional $40.0 million to offset all costs associated with these events. Adtalem intends to apply these funds against the $17.8 million receivable recorded at September 30, 2018 and additional expenses of approximately $7.0 million to be incurred in the second quarter of fiscal year 2019, likely resulting in a gain of approximately $15.2 million, which Adtalem intends to also record in the second quarter of fiscal year 2019.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, Adtalem Global Education Inc. (“Adtalem,” “we,” “our,” or “us”) offers its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the Securities and Exchange Commission (“SEC”). Adtalem’s website is http://www.adtalem.com.

The following discussion of Adtalem’s results of operations and financial condition should be read in conjunction with Adtalem’s Consolidated Financial Statements and the related Notes thereto in “Item 1 – Financial Statements” in this Quarterly Report on Form 10-Q and Adtalem’s Consolidated Financial Statements and related Notes thereto in “Item 8 – Financial Statements and Supplementary Data” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Adtalem’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of Adtalem’s financial statements. These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internal-use developed software; land, building and equipment; stock-based compensation; valuation of goodwill and other intangible assets; valuation of long-lived assets; and income taxes.

The seasonal pattern of Adtalem’s enrollments and its educational programs’ starting dates affect the results of operations and the timing of cash flows. Therefore, management believes that comparisons of Adtalem’s results of operations should primarily be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

On December 4, 2017, Adtalem announced the signing of a definitive agreement to divest the outstanding equity interests of DeVry University, Inc. and DeVry/New York Inc. (collectively, “DeVry University”), with an expected closing date occurring in mid-fiscal year 2019. In addition, on June 28, 2018, Adtalem signed a definitive agreement to divest U.S. Education Holdings LLC (d/b/a Carrington College (“Carrington”)), with an expected closing date occurring in mid-fiscal year 2019. Accordingly, the results of DeVry University and Carrington are presented as discontinued operations within this Quarterly Report on Form 10-Q. Also see “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for further discussion.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect Adtalem’s expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as Adtalem or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “plans,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect Adtalem’s results are described throughout this report, including those in “Note 13: Commitments and Contingencies” to the Consolidated Financial Statements, “Item 1 – Legal Proceedings,” “Item 1A – Risk Factors,” and in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on August 24, 2018, including, without limitation, in “Item 1A – Risk Factors” and in the subsections of “Item 1 – Business” entitled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Seasonality” and “Employees.”

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

OVERVIEW

Adtalem’s financial results for the first quarter of fiscal year 2019 reflect a revenue decline of $9.0 million, or 3.1%, compared to the year-ago quarter, driven by negative foreign exchange impacts in Brazil and the planned shift of an Association of Certified Anti-Money Laundering Specialists (“ACAMS”) conference to the second quarter. This more than offset a revenue increase in the Medical and Healthcare segment. On a constant currency basis, revenue in the quarter increased 1.2% compared to the prior year. Income from continuing operations before restructuring expenses increased from the year-ago quarter, which experienced lower revenue and increased expenses at American University of the Caribbean School of Medicine (“AUC”) and Ross University School of Medicine (“RUSM”) from hurricane related impacts in September 2017. Operational and financial highlights for the first quarter of fiscal year 2019 include:

•	Revenue at the medical and veterinary schools (AUC, RUSM and Ross University School of Veterinary Medicine (“RUSVM”)) increased 14.3% in the first quarter of fiscal year 2019 compared to the year-ago quarter. Excluding the effects of the hurricanes in the year-ago quarter, revenue increased 4.4%. For the September 2018 semester, new and total student enrollment at the medical and veterinary schools increased 9.5% and 2.5%, respectively, compared to the same term last year.

•	On August 3, 2018, management announced its decision to relocate RUSM’s campus operations to Barbados and not return to Dominica. Beginning with the January 2019 semester, pending final regulatory approval from the U.S. Department of Education (“ED”), RUSM expects to relocate to Barbados from its temporary location in Knoxville, Tennessee and a facility on St. Kitts. In the first quarter of fiscal year 2019, Adtalem recorded pre-tax non-cash restructuring charges of $37.8 million related to the impairment of the land, buildings and equipment at the Dominica campus and $1.3 million pre-tax expense for severance related to workforce reductions in Dominica. The land, buildings and equipment in Dominica have been fully impaired as management has determined the market value less the costs to sell the facilities or move the equipment is zero. Adtalem expects to incur additional restructuring charges during the remainder of fiscal year 2019 related to relocation costs that will be recorded as incurred.

•	For the September 2018 session, new and total student enrollment at Chamberlain University (“Chamberlain”) increased 9.5% and 4.1%, respectively, compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations.

•	For the September 2018 session, new and total student enrollment at Adtalem Education of Brazil (“Adtalem Brazil”) increased 23.8% and 3.5%, respectively, compared to the same term last year, primarily driven by the enrollment success in the recent distance learning launch.

•	Adtalem continued its tenth share repurchase program by repurchasing a total of 1,234,327 shares of Adtalem’s common stock at an average cost of $47.94 per share during the first quarter of fiscal year 2019.

•	Adtalem’s financial position remained strong, generating $78.0 million of operating cash flow during the first three months of fiscal year 2019. As of September 30, 2018, cash and cash equivalents totaled $408.8 million and outstanding borrowings totaled $299.3 million.

HURRICANES

Hurricane Irma

On September 6, 2017, Category 5 Hurricane Irma (“Irma”) caused damage and disrupted operations at AUC. For the quarters ended September 30, 2018 and 2017, AUC recorded expense of $1.1 million and $5.0 million, respectively, associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites. Based upon the preliminary damage assessments of the AUC facilities, impairment write-downs of building, building improvements, furniture and equipment of $5.6 million were recorded for the quarter ended September 30, 2017. No further impairments were recorded for the quarter ended September 30, 2018. For the quarters ended September 30, 2018 and 2017, respectively, insurance proceeds of $1.1 million and $5.3 million were recorded as an offset to the evacuation expenses, incremental instructional costs and asset impairment charges. The proceeds recorded in first quarter of fiscal year 2018 were net of insurance deductibles of $5.3 million, which were satisfied in full during the first quarter of fiscal year 2018.

As of September 30, 2018, AUC has recorded cumulative expense of $19.8 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites, in addition to cumulative impairment write-downs of building, building improvements, furniture and equipment of $15.3 million. Total costs to repair and replace damaged facilities and equipment were approximately $11 million to date, all of which were capitalized as of September 30, 2018. As of September 30, 2018, AUC has received insurance proceeds of $20 million and in October 2018, received a final proof of loss authorizing the final insurance settlement to fully cover the cumulative expense incurred for the evacuation process, temporary housing and transportation of students, faculty and staff, incremental costs of teaching at alternative sites, and cumulative impairment write-downs, less $5.3 million in deductibles.

The effects of starting the semester late in September 2017 reduced revenue in the first quarter of fiscal year 2018 by approximately $3.4 million, of which $2.0 million and $1.4 million were recognized in the second and third quarters of fiscal year 2018, respectively.

Management does not believe the effects of Irma created a triggering event requiring an impairment analysis of AUC’s indefinite-lived intangible assets and goodwill. Damage to physical property has been repaired with the majority of costs reimbursed by insurance proceeds. The September 2017 semester was completed with minimal lost students and revenue and commencement of future semesters was not impacted. Management believes Adtalem’s response to the crisis and its ability to continue providing educational services demonstrates AUC’s ability to generate future revenue and operating results sufficient to maintain fair values of AUC’s assets in excess of their carrying values.

Hurricane Maria

On September 19, 2017, Category 5 Hurricane Maria (“Maria”) caused damage and disrupted operations at RUSM. For the quarters ended September 30, 2018 and 2017, RUSM recorded expense of $5.8 million and $8.5 million, respectively, associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites. Based upon the preliminary damage assessments of the RUSM facilities, impairment write-downs of building, building improvements, furniture and equipment of $5.4 million were recorded for the quarter ended September 30, 2017. No further impairments related to the hurricane were recorded for the quarter ended September 30, 2018. For the quarters ended September 30, 2018 and 2017, respectively, insurance proceeds of $5.8 million and $5.8 million were recorded as an offset to the evacuation expenses, incremental instructional costs and asset impairment charges. The proceeds recorded in first quarter of fiscal year 2018 were net of insurance deductibles of $8.1 million, which were satisfied in full during the first quarter of fiscal year 2018.

As of September 30, 2018, RUSM has recorded cumulative expense of $50.3 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites, in addition to cumulative impairment write-downs of building, building improvements, furniture and equipment of $15.7 million. Total costs to repair and replace damaged facilities and equipment were approximately $7 million to date, all of which were capitalized as of September 30, 2018. As of September 30, 2018, RUSM received insurance proceeds of $50 million and in October 2018, received a final proof of loss authorizing the final insurance settlement to fully cover the cumulative expense incurred for the evacuation process, temporary housing and transportation of students, faculty and staff, incremental costs of teaching at alternative sites, and cumulative impairment write-downs, less $8.1 million in deductibles. Management does not believe that RUSM has incurred significant uninsured costs associated with hurricane losses.

RUSM recorded only two weeks of basic science revenue in the first quarter of fiscal year 2018 related to the September 2017 semester. The effects of not teaching the entire month of September 2017, along with losing some students due to the transition to alternative teaching sites, reduced revenue in the first quarter of fiscal year 2018 by approximately $4.0 million. Most of this amount was recognized over the remainder of fiscal year 2018.

Management does not believe the effects of Maria created a triggering event requiring an impairment analysis of RUSM’s indefinite-lived intangible assets and goodwill. The majority of costs associated with the hurricane damage were reimbursed by insurance proceeds. The September 2017 semester was completed with minimal lost students and revenue and commencement of future semesters was not impacted. Management believes Adtalem’s response to the crisis and its ability to continue providing educational services demonstrates RUSM’s ability to generate future revenue and operating results sufficient to maintain fair values of RUSM’s assets in excess of their carrying values.

As described above, on August 3, 2018, management announced its decision to restructure the operations of RUSM and to relocate its campus operations to Barbados. Since the Dominica facilities will no longer be used by RUSM, management evaluated the net realizable value of the land, buildings and equipment, which resulted in a $37.8 million impairment write-down during the three months ended September 30, 2018.

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

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we are classifying the DeVry University entity as “Held for Sale” and “Discontinued Operations.” As a result, all financial results, disclosures and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude DeVry University operations, unless otherwise noted.

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

In accordance with GAAP, we are classifying the Carrington entity as “Held for Sale” and “Discontinued Operations.” As a result, all financial results, disclosures and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude Carrington operations, unless otherwise noted.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the first quarter of fiscal year 2019, Adtalem recorded special items related to the following:

•	Restructuring charges related to the closing of the RUSM campus in Dominica, loss on sale charges at Adtalem Brazil related to the disposition of the Joao Pessoa institution, and real estate consolidations at Adtalem’s home office.

During the first quarter of fiscal year 2018, Adtalem recorded special items related to the following:

•	Restructuring charges primarily related to workforce reductions at Adtalem’s home office.

The following table illustrates the effects of discontinued operations and special items on Adtalem’s net income (loss). Management believes that the non-GAAP disclosure of adjusted net income and adjusted earnings per share excluding discontinued operations and special items provides investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations and is useful for period-over-period comparisons of such operations given the nature of discontinued operations and restructuring charges. Adtalem uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, Adtalem’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share amounts):

	Three Months Ended September 30,
	2018	2017
Net (Loss) Income	$(9,530)	$12,785
(Loss) Earnings per Share (basic-2018, diluted-2017)	$(0.16)	$0.20
Continuing Operations:
Restructuring Expense	$39,548	$1,137
Effect on Earnings per Share (diluted)	$0.65	$0.02
Income Tax Impact on Non-GAAP Adjustments (1)	$(7,452)	$(327)
Effect on Earnings per Share (diluted)	$(0.12)	$(0.01)
Discontinued Operations, net of tax	$4,707	$12,653
Effect on Earnings per Share (diluted)	$0.08	$0.20
Net Income from Continuing Operations Excluding Special Items, net of tax	$27,273	$26,248
Earnings per Share from Continuing Operations Excluding Special Items (diluted)	$0.45	$0.41
Shares used in Basic EPS calculation	60,328	NA
Shares used in Diluted EPS calculation	61,202	63,432

(1) Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income (Loss) for the three months ended September 30, 2018 and 2017. Percentages may not add because of rounding.

	Three Months Ended September 30,
	2018	2017
Revenue	100.0%	100.0%
Cost of Educational Services	52.3%	59.1%
Student Services and Administrative Expense	34.7%	30.3%
Restructuring Expense	13.9%	0.4%
Total Operating Cost and Expense	100.9%	89.8%
Operating (Loss) Income from Continuing Operations	(0.9)%	10.2%
Net Interest (Expense) Income	(1.5)%	0.1%
(Loss) Income from Continuing Operations Before Income Taxes	(2.4)%	10.3%
Income Tax Benefit (Provision)	0.7%	(1.5)%
Equity Method Investment Loss	0.0%	(0.0)%
(Loss) Income from Continuing Operations	(1.7)%	8.7%
Loss on Discontinued Operations, Net of Tax	(1.7)%	(4.3)%
Net (Loss) Income	(3.4)%	4.4%
Net Loss (Income) Attributable to Noncontrolling Interest	0.0%	(0.0)%
Net (Loss) Income Attributable to Adtalem Global Education	(3.4)%	4.4%

REVENUE

All discussions of the results of operations exclude the results of DeVry University and Carrington, which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

The following table presents revenue by segment detailing the changes from the year-ago comparative periods including disclosures of the effect of acquisitions, Hurricanes Irma and Maria, and changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for the first quarter of fiscal year 2019 of $284.2 million decreased 3.1%, or $9.0 million, compared to the year-ago quarter. Revenue results by segment are discussed in more detail in the sections below.

	Three Months Ended September 30, 2018
	(in thousands)
Revenue:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$191,285	$40,042	$62,439	$(623)	$293,143
Organic Growth (Decline)	3,471	(5,338)	(3,223)	(184)	(5,274)
Effect of Acquisitions	-	942	626	-	1,568
Hurricane Impact	7,344	-	-	-	7,344
Effect of Currency Change	-	-	(12,591)	-	(12,591)
Fiscal Year 2019 as Reported	$202,100	$35,646	$47,251	$(807)	$284,190

Fiscal Year 2019 % Change:
Organic Growth (Decline)	1.8%	(13.3)%	(5.2)%	NM	(1.8)%
Effect of Acquisitions	-	2.4%	1.0%	NM	0.5%
Hurricane Impact	3.8%	-	-	NM	2.5%
Constant Currency	5.7%	(11.0)%	(4.2)%	NM	1.2%
Effect of Currency Change	-	-	(20.2)%	NM	(4.3)%
Fiscal Year 2019 % Change as Reported	5.7%	(11.0)%	(24.3)%	NM	(3.1)%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 5.7%, or $10.8 million, to $202.1 million in the first quarter of fiscal year 2019 compared to the year-ago quarter. In September 2017, Hurricanes Irma and Maria forced shut-downs of basic science academic instruction at AUC and RUSM, respectively, resulting in a revenue loss in the first quarter of fiscal year 2018 of $7.3 million. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain

Chamberlain Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2019
Term	July 2018	Sept. 2018
New Students	2,523	5,435
% Change from Prior Year	1.0%	9.5%
Total Students	28,037	31,295
% Change from Prior Year	4.6%	4.1%

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018	May 2018
New Students	2,497	4,962	2,806	4,472	2,830	3,896
% Change from Prior Year	16.5%	(0.8)%	5.5%	6.9%	4.3%	3.1%
Total Students	26,811	30,062	29,719	31,333	31,053	30,309
% Change from Prior Year	6.3%	4.5%	5.1%	5.2%	4.5%	4.7%

Chamberlain revenue decreased 0.2%, or $0.3 million, to $113.7 million in the first quarter of fiscal year 2019 compared to the year-ago quarter, driven primarily by a decrease in fee revenue earned in the first quarter. In the current fiscal year, the improved new and total student enrollment was primarily the result of higher enrollment in all tracks of the Master of Science in Nursing (“MSN”) degree, the campus-based Bachelor of Science of Nursing (“BSN”) program and the Doctorate of Nursing Practice (“DNP”) program. These were partially offset by a modest decline in new and total student enrollment for the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) completion option.

Chamberlain currently operates 21 campuses in 15 states. Chamberlain’s newest campus in New Orleans, Louisiana, began instruction in May 2018.

Tuition Rates:

Effective for sessions beginning in May 2018, tuition is $675 per credit hour for students enrolling in the BSN onsite program. Tuition for the RN-to-BSN online degree program is $590 per credit hour. Tuition for students enrolled in the online MSN program tuition is $650 per credit hour. For students enrolled in the Family Nurse Practitioner (“FNP”) track, tuition is $665 per credit hour for the ten FNP specialty courses. Tuition for the online DNP program is $750 per credit hour. Tuition for the Master of Public Health (“MPH”) program is $550 per credit hour. All of these tuition rates are unchanged from the prior year. These tuition rates do not include the cost of books, supplies, transportation or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2019	Fiscal Year 2018
Term	Sept. 2018	Sept. 2017	Jan. 2018	May 2018
New Students	889	812	515	499
% Change from Prior Year	9.5%	0.7%	11.5%	9.0%
Total Students	5,887	5,744	5,938	5,556
% Change from Prior Year	2.5%	(6.9)%	1.3%	1.2%

New and total student enrollment increases in the September 2018 term were positively influenced by lower comparable enrollment in the September 2017 term due to the effects Hurricanes Irma and Maria at AUC and RUSM (together the medical schools). New student enrollment increases in the September 2018 term also benefitted from improved effectiveness of marketing and recruiting strategies at RUSM and RUSVM. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, heightened competition may adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs.

The medical and veterinary schools’ revenue increased 14.3%, or $11.1 million, to $88.4 million in the first quarter of fiscal year 2019 compared to the year-ago quarter. The main driver of this increase was due to the first quarter of fiscal year 2018 experiencing $7.3 million in lost revenue at the medical schools as a result of the hurricanes and resulting forced postponement of the September 2017 semester basic science academic instruction at the medical schools, along with students withdrawing due to these disruptions. Additional drivers of the revenue increase were tuition price increases at the medical schools and RUSVM along with enrollment increases. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, and improving the effectiveness of marketing strategies by restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year.

Tuition Rates:

•	Effective for semesters beginning in September 2018, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $22,454 and $25,120, respectively, per semester. These tuition rates represent a 3.5% increase over the prior academic year.

•	Effective for semesters beginning in September 2018, tuition rates for the beginning basic sciences and Internal Medicine Foundations/final clinical portion of the programs at RUSM are $23,240 and $25,650, respectively, per semester. These tuition rates represent a 4.0% increase over the prior academic year.

•	For students beginning the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) is $20,304 per semester. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical and clinical curriculum are $18,859 and $23,676, respectively, per semester. These tuition rates represent a 3% increase over the prior academic year.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses or health insurance.

Professional Education

Revenue in the Professional Education segment decreased 11.0%, or $4.4 million, to $35.6 million in the first quarter of fiscal year 2019 compared to the year-ago quarter. The decrease is driven by a revenue decline at ACAMS due to the timing of their largest conference of the year taking place in the second quarter of fiscal year 2019 compared to it taking place in the first quarter of fiscal year 2018. The revenue decrease was also driven by a decline in the number of CPA exam candidates taking the Becker CPA Exam Review Course compared to the year-ago quarter resulting in a revenue decrease at Becker of 4.2% in the first quarter of fiscal year 2019 compared to the year-ago quarter. ACAMS’s membership has increased to over 67,000 as of September 30, 2018, which is an increase of more than 80% since Adtalem acquired ACAMS in July 2016, driven by strong growth in the Asia Pacific region as well as expansion in the business-to-business partnerships in Europe.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of Adtalem Brazil, decreased 24.3%, or $15.2 million, to $47.3 million in the first quarter of fiscal year 2019 compared to the year-ago quarter. The change in value of the Brazilian Real compared to the U.S. dollar decreased reported revenue in the first quarter of fiscal year 2019 by $12.6 million compared to the year-ago quarter. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis, revenue decreased 4.2% in the first quarter of fiscal year 2019 compared to the year-ago quarter. The decrease was partially driven by the higher discounting necessary to offset the effect of reductions in the “Programa Universidade para Todos” or “University for All Program” (“PROUNI”) and the “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) programs, along with increased competition. See below for further discussion of the changes in the FIES program. Also, partially driving the revenue decrease was a decline in the number of students enrolled in law exam test preparation courses. This decline is related to changes in the exam resulting in lower pass rates for the first level of the exam, which lowered demand for preparation courses for the subsequent level.

Brazil’s economy continues to present challenges for enrollment growth and is creating pricing pressures in the education sector. Adtalem Brazil’s revenue results have been negatively impacted by these conditions as well as reductions in the FIES program and increased competition. Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As of September 30, 2018, approximately 16% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 17% of Adtalem Brazil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, the changes enacted in fiscal year 2018 reducing the number of FIES contracts available for grant by approximately 31% to all higher education institutions in Brazil, have impacted Adtalem Brazil’s growth. Adtalem Brazil institutions have increased efforts to attract more non-FIES students in order to diversify their payer mix. Also, Adtalem Brazil is working with private lenders to increase funding sources for prospective students. Management believes Adtalem Brazil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing FIES loans. Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, Adtalem Brazil’s ability to grow its student enrollment may be further impacted.

Key trends for Adtalem Brazil are set forth below.

Adtalem Brazil Student Enrollment:

	Fiscal Year 2019	Fiscal Year 2018
Term	Sept. 2018	Sept. 2017	Mar. 2018
New Students	17,956	14,507	23,367
% Change over Prior Year	23.8%	(8.7)%	3.7%
Total Students	81,088	78,340	75,700
% Change over Prior Year	3.5%	1.9%	(4.9)%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in the test preparation programs at Damásio Educacional (“Damasio”). The November 2017 acquisition of São Judas Tadeu (“SJT”) did not affect the fiscal year 2019 or 2018 enrollment figures because these test preparation students are also excluded from reported enrollment. The increase in new and total student enrollment in the September 2018 term is driven primarily by increases in online enrollment and tuition discounting. This enrollment increase is not driving higher revenue due to deep discounting of the online programs as this business is established.

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

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities and the provision for bad debts.

	Three Months Ended September 30, 2018
	(in thousands)
Cost of Educational Services:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$116,469	$7,420	$47,347	$1,940	$173,176
Cost Increase (Reduction)	2,788	(1,889)	(1,543)	(1,990)	(2,634)
Effect of Acquisitions	-	413	401	-	814
Hurricane Impact	(13,617)	-	-	-	(13,617)
Effect of Currency Change	-	-	(9,086)	-	(9,086)
Fiscal Year 2019 as Reported	$105,640	$5,944	$37,119	$(50)	$148,653

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	2.4%	(25.5)%	(3.3)%	NM	(1.5)%
Effect of Acquisitions	-	5.6%	0.8%	NM	0.5%
Hurricane Impact	(11.7)%	-	-	NM	(7.9)%
Constant Currency	(9.3)%	(19.9)%	(2.4)%	NM	(8.9)%
Effect of Currency Change	-	-	(19.2)%	NM	(5.2)%
Fiscal Year 2019 % Change as Reported	(9.3)%	(19.9)%	(21.6)%	NM	(14.2)%

Cost of Educational Services decreased 14.2%, or $24.5 million, to $148.7 million in the first quarter of fiscal year 2019 compared to the year-ago quarter. Excluding the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services decreased 8.9%, or $15.4 million, compared to the year-ago quarter. Prior year expense included a $13.6 million charge representing the deductibles under insurance policies, incurred for facility and equipment impairment write-offs and the evacuations of AUC and RUSM students, faculty and staff in the wakes of Hurricanes Irma and Maria. The remaining decrease in fiscal year 2019 expense was the result of cost reduction measures in the Professional Education and Technology and Business segments, partially offset with increased investment in growth at the Medical and Healthcare segment.

As a percentage of revenue, Cost of Educational Services was 52.3% in the first quarter of fiscal year 2019 compared to 59.1% in the year-ago quarter. The decrease in the ratio in the first quarter of fiscal year 2019 was primarily the result of the cost reduction efforts across all institutions and the result of the negative effects on revenue and expense from Hurricanes Irma and Maria during the first quarter of fiscal year 2018.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

	Three Months Ended September 30, 2018
	(in thousands)
Student Services and Administrative Expense:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$48,473	$22,114	$13,231	$5,126	$88,944
Cost Increase (Reduction)	7,316	2,105	1,687	(172)	10,936
Effect of Acquisitions	-	733	16	-	749
Effect of Currency Change	-	-	(2,132)	-	(2,132)
Fiscal Year 2019 as Reported	$55,789	$24,952	$12,802	$4,954	$98,497

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	15.1%	9.5%	12.8%	NM	12.3%
Effect of Acquisitions	-	3.3%	0.1%	NM	0.8%
Constant Currency	15.1%	12.8%	12.9%	NM	13.1%
Effect of Currency Change	-	-	(16.1)%	NM	(2.4)%
Fiscal Year 2019 % Change as Reported	15.1%	12.8%	(3.2)%	NM	10.7%

Student Services and Administrative Expense increased 10.7%, or $9.6 million, to $98.5 million in the first quarter of fiscal year 2019 compared to the year-ago quarter. Excluding the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense increased 13.1%, or $11.7 million, compared to the year-ago quarter. Cost increases to support growth at the medical and veterinary schools, Chamberlain, ACAMS and Adtalem Brazil were the main drivers of the increase in costs. Approximately $7.0 million of the increase was due to costs reallocated to continuing operations from DeVry University and Carrington. Student recruiting costs at Adtalem Brazil also increased as more effort to attract students was necessary due to the changes in the FIES program, as described in the earlier discussion on revenue. Amortization of finite-lived intangible assets decreased by 15.5%, or $0.4 million, in the first quarter of fiscal year 2019 compared to the year-ago quarter. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense was 34.7% in the first quarter of fiscal year 2019 compared to 30.3% in the year-ago quarter. The growth support and the reallocation of home office expense to continuing operations noted above, along with reduced revenue, particularly at Adtalem Brazil, resulted in the increase in this ratio.

Restructuring Expense

During the first three months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. On August 3, 2018, management announced its decision to relocate RUSM’s campus operations to Barbados and not return to Dominica. The land, buildings and equipment in Dominica have been fully impaired as management has determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 3: Summary of Significant Accounting Policies” to the Consolidated Financial Statements). In addition, during the first three months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to real estate consolidations at Adtalem’s home office. During the first three months of fiscal year 2018, Adtalem recorded restructuring charges primarily related to workforce reductions at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, as a result of reducing Adtalem’s workforce by 176 and 7 positions in the first three months of fiscal year 2019 and 2018, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 14: Segment Information” to the Consolidated Financial Statements. Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended September 30, 2018
	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$37,753	$1,262	$39,015
Technology and Business	75	-	75
Home Office and Other	509	(51)	458
Total	$38,337	$1,211	$39,548

	Three Months Ended September 30, 2017
	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$26	$86	$112
Home Office and Other	(625)	1,650	1,025
Total	$(599)	$1,736	$1,137

Cash payments for restructuring charges were $7.5 million in the first quarter of fiscal year 2019. The remaining accrual for these charges is $32.9 million as of September 30, 2018. The balance is expected to be paid out for periods of up to 7 years. Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2019 as Adtalem continues to complete the relocation of RUSM to Barbados and realign home office costs.

OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS

Total consolidated operating loss from continuing operations was $2.5 million in the first quarter of fiscal year 2019 compared to operating income from continuing operations of $29.9 million in the year-ago quarter. The primary drivers of the decrease in operating income were decreased revenue of $16.3 million, excluding the effect of Hurricanes Irma and Maria in the first quarter of fiscal year 2018, and an increase of $38.4 million in restructuring expense. These were partially offset by a net increase in operating income of $21.0 million resulting from the impacts of Hurricanes Irma and Maria in the first quarter of fiscal year 2018. Excluding the effects of the hurricanes and the restructuring expense in both fiscal years 2019 and 2018, and the $1.4 million decrease in operating income from the change in exchange rates in fiscal year 2019, consolidated operating income from continuing operations decreased $13.6 million, or 26.1%, in the first quarter of fiscal year 2019 compared to the year-ago quarter. The primary drivers of this decrease were lower revenue in the Professional Education and Technology and Business segments and the $7.0 million increase in home office costs reallocated to continuing operations.

	Three Months Ended September 30, 2018
	(in thousands)
Operating Income (Loss):	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$26,232	$10,507	$1,861	$(8,714)	$29,886
Organic Growth (Decline)	(6,634)	(5,553)	(3,366)	1,978	(13,575)
Effect of Acquisitions	-	(204)	209	-	5
Hurricane Impact	20,961	-	-	-	20,961
Restructuring Expense Change	(38,903)	-	(75)	567	(38,411)
Effect of Currency Change	-	-	(1,374)	-	(1,374)
Fiscal Year 2019 as Reported	$1,656	$4,750	$(2,745)	$(6,169)	$(2,508)

Medical and Healthcare

Medical and Healthcare segment operating income decreased 93.7%, or $24.6 million, to $1.7 million in the first quarter of fiscal year 2019 compared to the year-ago quarter. Excluding the restructuring charges and the effects of $21.0 million in reduced revenue and additional costs incurred due to the impacts of Hurricanes Irma and Maria in the first quarter of fiscal year 2018, segment operating income decreased 14.1%, or $6.6 million, to $40.7 million in the first quarter of fiscal year 2019 compared to the year-ago quarter, primarily related to cost increases to support future growth including $6.5 million in home office costs reallocated to continuing operations.

Professional Education

Professional Education segment operating income decreased 54.8%, or $5.8 million, to $4.8 million in the first quarter of fiscal year 2019 compared to the year-ago quarter. The primary driver of the decrease in operating income in the first quarter of fiscal year 2019 was a revenue decline at ACAMS primarily due to the timing of their largest conference of the year taking place in the second quarter of fiscal year 2019 compared to it taking place in first quarter of fiscal year 2018. The operating income decline was also driven by decreased operating income at Becker resulting from a decline in the number of CPA exam candidates taking the Becker CPA Exam Review Course compared to the year-ago quarter.

Technology and Business

Technology and Business segment operating loss was $2.7 million for the first quarter of fiscal year 2019 compared to operating income of $1.9 million in the year-ago quarter. Operating income was reduced by the effect of exchange rate changes by $1.4 million in the first quarter of fiscal year 2019. The decreased operating income on a constant currency basis was primarily driven by higher discounting and increased student recruiting costs in the first quarter of fiscal year 2019 compared to the year-ago quarter.

NET INTEREST (EXPENSE) INCOME

Net interest expense in the first quarter of fiscal year 2019 was $4.3 million compared to net interest income of $0.2 million in the year-ago quarter. The net interest expense increase in the first quarter of fiscal year 2019 was primarily the result of increased borrowings under Adtalem’s Credit Facility (as defined herein). See “Note 12: Debt” to the Consolidated Financial Statements for further details.

INCOME TAXES

The effective tax rate on loss from continuing operations was 27.9% in the first quarter of fiscal year 2019 compared to 14.9% on income from continuing operations for the first quarter of fiscal year 2018. This increase reflects the impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), including a lower U.S. tax rate resulting from the Tax Act Offset by higher additional expense from provisions of the Tax Act that are effective beginning in fiscal year 2019. The increase in the tax rate from the Tax Act was partially offset by an increase in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings. The provisions from the Tax Act impacting fiscal year 2019 include a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), a limitation of certain executive compensation, and the repeal of the domestic production activity deduction. We have elected to account for GILTI as a period cost. The effective tax rate includes estimates of these new provisions. Our estimates may be revised in future periods as we obtain additional data and any new regulations or guidance is released.

Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operated in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. On August 3, 2018, Adtalem announced plans to permanently relocate RUSM from Dominica to Barbados. Management expects to conclude discussions with the Barbados government in mid-fiscal year 2019 regarding local incentives, including tax matters. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

As of September 30, 2018, Adtalem has not fully completed its accounting for the tax effects of the enactment of the Tax Act. We are still evaluating various impacts of the enacted legislation and these impacts may differ from the estimated impacts recognized in the second and fourth quarters of fiscal year 2018 due to future treasury regulations, tax law technical corrections, and other potential guidance, notices, rulings, refined computations and actions we may take as a result of the tax legislation, and other items. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts.

DISCONTINUED OPERATIONS

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for further information. Management will continue to disclose and discuss DeVry University and Carrington operations in its public filings until the period in which the sales closes as these operations continue to have an effect on Adtalem’s reported net income (loss).

DeVry University

Revenue at DeVry University decreased 12.2%, or $11.7 million, to $84.0 million in the first quarter of fiscal year 2019 compared to the year-ago quarter driven by decreases in total undergraduate and graduate student enrollment. Management believes the decreases in enrollment and the resulting continued decline in revenue have been due to several internal and external factors, which have resulted in a reduction in interest and lower demand for DeVry University’s programs. Recent increases in new student enrollment are driven by discounting, execution of recruiting initiatives and improved conversion of inquiries. Key trends for DeVry University are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2019
Term	July 2018	Sept. 2018
New Students	2,977	3,189
% Change over Prior Year	13.8%	12.9%
Total Students	17,478	18,129
% Change over Prior Year	(7.3)%	(6.0)%

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018	May 2018
New Students	2,616	2,825	2,359	2,439	2,627	2,701
% Change over Prior Year	(11.4)%	(17.7)%	(23.7)%	(3.5)%	3.2%	12.3%
Total Students	18,853	19,287	18,385	17,859	17,936	17,885
% Change over Prior Year	(22.1)%	(21.4)%	(23.4)%	(22.3)%	(19.2)%	(13.6)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2019
Term	July 2018	Sept. 2018
Total Coursetakers	6,449	6,886
% Change from Prior Year	(13.3)%	(13.0)%

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018	May 2018
Total Coursetakers	7,442	7,915	7,488	7,602	7,299	7,053
% Change from Prior Year	(23.6)%	(22.0)%	(21.9)%	(20.4)%	(20.5)%	(16.7)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

DeVry University’s operating loss was $3.3 million in the first quarter of fiscal year 2019 compared with an operating loss of $11.3 million in the year-ago quarter. In the first quarter of fiscal year 2019, additional asset impairment charges of $2.2 million were recorded to write-down building and equipment to zero based on the fair market value of the DeVry University operations. In addition, in the first quarter of fiscal year 2019, DeVry University recorded $0.5 million in restructuring expense reversals compared to restructuring expense of $5.6 million in the year-ago quarter. Excluding the impairment and restructuring reversals and charges, operating loss was $1.7 million in the first quarter of fiscal year 2019 compared to an operating loss of $5.7 million in the year-ago quarter. This decrease in the operating loss was the result of cost savings. Total DeVry University expenses in the first quarter of fiscal year 2019, excluding special charges, decreased by $15.8 million, or 15.5%, compared to the year-ago quarter. This expense reduction at DeVry University offset more than 100% of the lower revenue in the first quarter of fiscal year 2019. Management continues to adjust costs to better align with current enrollment levels.

Carrington

Revenue at Carrington decreased 12.0%, or $3.9 million, to $28.3 million in the first quarter of fiscal year 2019 compared to the year-ago quarter. Revenue decreased as a result of student enrollment declines at Carrington as it repositions itself to stabilize enrollment as well as pricing reductions. Key trends for Carrington are set forth below.

Carrington Student Enrollment:

	Fiscal Year 2019	Fiscal Year 2018
Term	Sept. 2018	Sept. 2017	Dec. 2017	Mar. 2018	June 2018
New Students	1,970	2,155	1,541	1,794	2,029
% Change from Prior Year	(8.6)%	(7.8)%	7.2%	(5.2)%	46.6%
Total Students	5,692	5,258	5,644	5,542	5,540
% Change from Prior Year	8.3%	(20.8)%	(4.5)%	(8.0)%	3.3%

Carrington’s operating loss was $2.8 million in the first quarter of fiscal year 2019 compared to an operating loss of $4.1 million in the year-ago quarter. Restructuring expense of $49,000 and $1.3 million was recorded in the first quarter of fiscal year 2019 and 2018, respectively. Excluding the restructuring charges, the operating loss was $2.7 million in the first quarter of fiscal year 2019 compared to an operating loss of $2.9 million in the year-ago quarter. This decrease in the operating loss was the result of cost savings. Total Carrington expenses in the first quarter of fiscal year 2019, excluding restructuring charges, decreased by $4.0 million, or 11.4%, compared to the year-ago quarter. This expense reduction at Carrington offset more than 100% of the lower revenue in the first quarter of fiscal year 2019. Management continues to adjust costs to better align with current enrollment levels.

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

Adtalem’s consolidated cash balances of $408.8 million at September 30, 2018 included $155.0 million of cash attributable to Adtalem’s international operations. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, only cash held by the subsidiaries of Brazil will not be available for general company purposes. As of September 30, 2018, the cash balance attributable to operations in Brazil was $74.5 million. Management does not believe this policy will adversely affect Adtalem’s overall liquidity.

Financial Aid

Like other higher education institutions, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. Please see “Item 1A – Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on August 24, 2018, for a discussion of student financial aid related risks.

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

In September 2017, ED completed the routine process of recertifying and updating the PPAs for all four Carrington College Office of Postsecondary Education Identification (“OPEID”) numbers. The Carrington College California OPEID was placed on a provisional PPA. The reason provided was the high Perkins loan cohort default rate, which was 33%. Because this rate was based on a very small cohort of six students, and Carrington College California is in the process of voluntarily liquidating its Perkins loan portfolio, we requested that ED reconsider the provisional PPA. ED responded by shortening the term of the provisional PPA, with its expiration moved from September 30, 2020 to September 30, 2018. That PPA remains in effect after the expiration date as the recertification application for Carrington College California was submitted in advance of that date. This recertification application maintains eligibility for the OPEID until it is processed by ED.

In December 2017, ED approved our request for RUSM to maintain Title IV eligibility while temporarily operating its basic science instruction on a cruise ship docked in St. Kitts, following the widespread damage in Dominica caused by Hurricane Maria. The provisional PPA providing this approval extends to September 30, 2019. Beginning with the January 2018 semester, RUSM students are temporarily relocated to Knoxville, Tennessee at facilities owned by LMU and to a satellite facility on St. Kitts. Regulatory and accreditor approvals, including from ED, were finalized in March 2018. On August 3, 2018, Adtalem announced plans to relocate RUSM to Barbados from its temporary location in Knoxville, Tennessee at facilities owned by LMU and a facility on St. Kitts. The academic facilities will be located in Bridgetown. Student housing will be located close to academic facilities in the parish of Christ Church at an existing housing community that will include amenities, student services and convenient transportation to campus. It is expected that students will begin the January 2019 semester in Barbados, pending final regulatory approval from ED.

ED regulations known as its “gainful employment” regulations (“GE”), which became effective July 1, 2015, define which private-sector programs prepare students for gainful employment in a recognized profession and are therefore eligible for Title IV funding. ED announced a negotiated rulemaking process on June 16, 2017 to substantially revise the GE regulations and held rulemaking sessions beginning December 2017 through March 2018. Draft regulations rescinding the GE regulations have been published by ED; ED has allowed for a 30-day comment period and must publish final, revised GE rules by November 1, 2018 in order to effect a July 1, 2019 effective date.

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

Final accountability measures for the 2014-2015 academic year were released to institutions on January 8, 2017. The table below provides a summary of the percentage of total student enrollment at Adtalem Title IV-participating reporting segments and DeVry University and Carrington as discontinued operations by GE program classification for each of our Title IV-participating reporting segments and discontinued operations, based on student enrollment as of September 30, 2018 (percentages may not add to 100 due to rounding). Adtalem provided required warnings in February 2017 to enrolled and prospective students with respect to GE programs considered under the regulations to be in jeopardy of losing Title IV eligibility.

				Programs
	Passing	Zone	Failing	without a
Reporting Segment	Programs	Programs	Programs	Status (1)
Medical and Healthcare	93%	4%	0%	3%
Discontinued Operations	63%	11%	2%	24%

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

	Zone Programs		Failing Programs
Reporting Segment	Three Months Ended 9/30/18	Full Fiscal Year 2018	Three Months Ended 9/30/18	Full Fiscal Year 2018
Medical and Healthcare	$19,000	$76,000	$-	$-
Discontinued Operations	$10,000	$74,000	$900	$9,000

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

Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years under the current GE structure. This is possible notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.7% for fiscal year 2015, the latest 3-year cohort period for which official data is available). If the GE regulations and guidance are not changed prior to 2019 and RUSVM’s veterinary program is determined by ED to be in the zone for the 2015-2016 and 2016-2017 academic years, RUSVM would be required to issue warnings to students as early as 2019 that Title IV funding may no longer be available to students attending RUSVM. Management may seek to reduce RUSVM student indebtedness for the 2017-2018 academic year to avoid a zone determination for that academic year in the event a favorable outcome from the current rulemaking process is not anticipated. If the GE rule is unchanged and RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid as early as the beginning of 2020, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.

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

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $0.9 million, $0.3 million and $1.6 million was held in restricted bank accounts at September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Three Months Ended September 30,
	2018	2017
Net (Loss) Income from Continuing Operations	$(4,878)	$25,569
Non-cash Items	66,783	35,415
Changes in Assets and Liabilities	11,782	20,343
Net Cash Provided by Operating Activities-Continuing Operations	$73,687	$81,327

Cash generated from continuing operations in the first three months of fiscal year 2019 was $73.7 million compared to $81.3 million in the year-ago period. Net (loss) income from continuing operations decreased by $30.4 million in the first three months of fiscal year 2019 compared to the year-ago period. The increase in non-cash items of $31.4 million in the first three months of fiscal year 2019 compared to the year-ago period was the result of the following:

•	An increase of $27.5 million in depreciation and write-offs of building, building improvements, leasehold improvements, furniture and equipment. This was primarily the result of recording $37.8 million in impairment write-downs of land, buildings and equipment at RUSM’s Dominica campus in the first three months of fiscal year 2019, compared to $10.9 million in impairment write-downs of building, building improvements, furniture and equipment at AUC and RUSM from damage caused by Hurricanes Irma and Maria in the first three months of fiscal year 2018.

•	An increase of $0.2 million in amortization of deferred debt issuance costs related to costs of the new Credit Agreement (defined herein).

•	A decrease of $1.6 million in provision for bad debts due to collections of receivables primarily at Chamberlain.

•	A decrease of $0.8 million in stock-based compensation expense.

•	A decrease of $0.4 million in amortization expense of intangible assets.

•	An increase of $6.4 million in the deferred income tax provision related to the timing of deductions.

Changes in Assets and Liabilities from June 30, 2018 consisted of the following:

•	The decrease in cash flows in the first three months of fiscal year 2019 due to changes in combined net prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable was $2.9 million less than the combined decrease in the year-ago period driven by a receipt of $10 million in insurance proceeds in the first quarter of fiscal year 2019 related to Hurricanes Irma and Maria and the resulting decrease within Prepaid Expenses and Other Current Assets. Other offsets results in changes from the timing of the period-end relative to Adtalem’s payroll and bill payment cycles.

•	The increase in cash flows in the first three months of fiscal year 2019 in combined accounts receivable (excluding the provisions for bad debts) and deferred revenue was $11.4 million less than the combined change in the year-ago period. The main drivers of this change was a higher receivable balance at the medical and veterinary schools due to the timing of financial aid receipts, and higher student receivable balances at Chamberlain due to higher enrollment.

Cash Used in Investing Activities

Capital expenditures in the first three months of fiscal year 2019 were $15.2 million compared to $11.8 million in the year-ago period. The increase in capital expenditures reflects spending for relocating RUSM’s campus from Dominica to Barbados, in addition to $6.5 million in hurricane-related spending to repair the AUC and RUSM campuses.

Capital spending for the remainder of fiscal year 2019 will support continued investment at RUSM’s new Barbados campus, new campus development at Chamberlain and moderate facility improvements at Adtalem Brazil. Management anticipates full fiscal year 2019 capital spending to be in the $70 to $75 million range, including approximately $25 to $30 million for the relocation of RUSM to Barbados.

Cash Used in Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Three Months Ended September 30,
	2018	2017
Proceeds from Exercise of Stock Options	$10,492	$1,884
Repurchase of Common Stock for Treasury	(59,175)	(50,375)
Payments of Seller Financed Obligations	(470)	(6,315)
Net (Payments) Borrowings Under Credit Facilities	(750)	10,000
Other	(5,029)	(3,291)
Net Cash Used in Financing Activities	$(54,932)	$(48,097)

Proceeds from Exercise of Stock Options - Cash received from option holders for price paid at time of exercise.

Repurchase of Common Stock for Treasury - Cash paid for the repurchase of Adtalem’s common stock.

Payments of Seller Financed Obligations - Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec Educacional S.A. (“Grupo Ibmec”), Faculdade de Imperatriz (“Facimp”) and SJT. This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

Net Borrowings Under Credit Facilities - Net borrowings and repayments under its Prior Credit Facility and the new Credit Facility (see “Note 12: Debt” to the Consolidated Financial Statements).

Historically, Adtalem has produced positive cash flows from operating activities sufficient to fund the delivery of its educational programs and services as well as to fund capital investment and share repurchases. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, beginning in the third quarter of fiscal year 2018, cash held by all foreign subsidiaries except those in Brazil is available for general company purposes. The cash held in Brazil along with future cash flows from operating activities is sufficient to fund the Adtalem Brazil operations.

Management believes current balances of unrestricted cash, cash generated from operations and the Credit Facility will be sufficient to fund both Adtalem’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Other Contractual Arrangements

Adtalem’s long-term contractual obligations consist of its $600 million Credit Facility (discussed in “Note 12: Debt” to the Consolidated Financial Statements), operating leases on facilities and equipment and agreements for various services. In addition, Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to acquisitions at Adtalem Brazil (discussed above).

On December 4, 2017, Adtalem, entered into a Purchase Agreement, pursuant to which Adtalem agreed to sell DeVry University to Cogswell. Subject to the terms and conditions of the Purchase Agreement, Adtalem will sell all of the outstanding equity interests of DeVry University, Inc. and DeVry/New York Inc. to Cogswell for de minimis consideration. To support DeVry University’s future success, Adtalem has committed to transferring DeVry University with a minimum working capital balance of $7.5 million at the closing date. The Purchase Agreement includes an earn-out entitling Adtalem to payments of up to $20 million payable over a ten-year period based on DeVry University’s free cash flow. This sale is expected to be completed in mid-fiscal year 2019.

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

In fiscal year 2018, Adtalem recorded a liability of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, pursuant to the Tax Act. This amount was reduced to $14.4 million after utilization of current and prior year tax losses, and is payable over eight years. The first installment would have been due on September 15, 2018; however, no payments will be required until fiscal year 2021 as we utilize tax credits to offset the liability.

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director or other affiliated person. Adtalem has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. Adtalem did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first three months of fiscal year 2019. Adtalem had no open derivative positions at September 30, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see “Note 3: Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

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

The financial position and results of operations of Adtalem Brazil operations are measured using the Brazilian Real as the functional currency. Adtalem Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, Adtalem does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 22.4% of Adtalem’s overall assets, and its Brazilian liabilities constitute 6.5% of overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. The value averaged about 20% lower in the first three months of fiscal year 2019 compared to the first three months of fiscal year 2018. Based upon the current value of the net assets in Adtalem Brazil’s operations, a change of $0.01 in the value of the U.S. dollar relative to the Brazilian Real results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $16.4 million. For the first three months of fiscal year 2019, the lower value of the Brazilian Real also resulted in lower U.S. translated revenue and operating income compared to the year-ago period.

The interest rate on Adtalem’s Credit Facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. As of September 30, 2018, Adtalem had $299.3 million in outstanding borrowings under the Term B Loan with a weighted average interest rate of 5.24%. Based upon borrowings of $299.3 million, a 100 basis point increase in short-term interest rates would result in $3.0 million of additional annual interest expense.

Adtalem’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, the Adtalem Brazil FIES accounts receivable balance has remained elevated for the past several years due to changes in government funding of the program. As of September 30, 2018, June 30, 2018 and September 30, 2017, the FIES accounts receivable balance was $22.8 million, $35.9 million and $40.8 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2019 that materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 13: Commitments and Contingencies” to the Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Item 1A – Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which could materially affect Adtalem’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing Adtalem. Additional risks and uncertainties not currently known to Adtalem or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There have been no material changes to Adtalem’s risk factors since its Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2018	96,299	$51.92	96,299	$129,972,380
August 2018	669,437	$48.80	669,437	$97,303,226
September 2018	468,591	$45.90	468,591	$75,796,617
Total	1,234,327	$47.94	1,234,327	$75,796,617

(1) On February 16, 2017, the Board of Directors of Adtalem authorized a share repurchase program to buy back up to $300 million of Adtalem common stock through December 31, 2020. The total remaining authorization under this share repurchase program was $75,796,617 as of September 30, 2018.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2018	-	$-	NA	NA
August 2018	105,558	$48.83	NA	NA
September 2018	750	$45.11	NA	NA
Total	106,308	$48.80	NA	NA

(1) Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

ITEM 6 – EXHIBITS

Exhibit 2	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 2, 2018, by and between Adtalem and Cogswell Education, LLC (incorporated by reference to Exhibit 2.1 to Adtalem’s Current Report on Form 8-K dated August 3, 2018)

Exhibit 31	Certifications Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.
Date: November 1, 2018
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)