Form 10-Q
period 2018-12-31
Adtalem Global Education Inc.
filed 2019-02-07
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

January 31, 2019 — 57,780,000 shares of Common Stock, $0.01 par value

ADTALEM GLOBAL EDUCATION INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,	December 31,
	2018	2018	2017
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$294,801	$430,690	$212,239
Marketable Securities and Investments	7,269	4,255	4,268
Restricted Cash	818	310	33
Accounts Receivable, Net	138,708	146,726	134,274
Prepaid Expenses and Other Current Assets	64,953	58,887	75,499
Current Assets Held for Sale	-	47,132	43,496
Total Current Assets	506,549	688,000	469,809
Land, Building and Equipment:
Land	43,829	48,177	46,908
Building	364,417	389,129	391,574
Equipment	271,979	302,516	293,665
Construction in Progress	23,136	25,360	26,225
	703,361	765,182	758,372
Accumulated Depreciation	(345,062)	(376,528)	(360,854)
Land, Building and Equipment Held for Sale, Net	-	-	20,821
Land, Building and Equipment, Net	358,299	388,654	418,339
Noncurrent Assets:
Deferred Income Taxes	19,141	38,780	31,968
Intangible Assets, Net	358,415	362,931	386,800
Goodwill	813,176	813,887	832,943
Other Assets, Net	66,643	39,259	34,671
Other Assets Held for Sale	-	13,450	37,070
Total Noncurrent Assets	1,257,375	1,268,307	1,323,452
TOTAL ASSETS	$2,122,223	$2,344,961	$2,211,600
LIABILITIES:
Current Liabilities:
Accounts Payable	$48,525	$47,477	$32,730
Accrued Salaries, Wages and Benefits	57,856	71,289	59,794
Accrued Liabilities	83,756	80,803	77,134
Deferred Revenue	51,173	106,773	69,953
Current Portion of Long-Term Debt	3,000	3,000	-
Current Liabilities Held for Sale	-	56,439	57,208
Total Current Liabilities	244,310	365,781	296,819
Noncurrent Liabilities:
Long-Term Debt	289,084	290,073	165,000
Deferred Income Taxes	32,398	29,115	31,745
Other Liabilities	118,133	131,380	101,232
Income Taxes Payable	-	-	88,562
Noncurrent Liabilities Held for Sale	-	216	878
Total Noncurrent Liabilities	439,615	450,784	387,417
TOTAL LIABILITIES	683,925	816,565	684,236
COMMITMENTS AND CONTINGENCIES (NOTE 13)
NONCONTROLLING INTEREST	8,651	9,110	7,405
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 58,212,000, 59,893,000 and 60,295,000 Shares Outstanding at December 31, 2018, June 30, 2018 and December 31, 2017, respectively	801	793	787
Additional Paid-in Capital	479,946	454,653	433,855
Retained Earnings	1,926,134	1,917,373	1,812,746
Accumulated Other Comprehensive Loss	(143,518)	(142,168)	(60,745)
Treasury Stock, at Cost, 21,883,000, 19,390,000 and 18,451,000 Shares at December 31, 2018, June 30, 2018 and December 31, 2017, respectively	(833,716)	(711,365)	(666,684)
TOTAL SHAREHOLDERS' EQUITY	1,429,647	1,519,286	1,519,959
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,122,223	$2,344,961	$2,211,600

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
REVENUE	$316,594	$308,211	$600,784	$601,354
OPERATING COST AND EXPENSE:
Cost of Educational Services	158,232	157,443	306,885	330,619
Student Services and Administrative Expense	99,989	89,423	198,486	178,367
Restructuring Expense	3,645	1,426	43,193	2,563
Insurance Settlement Gain	(15,571)	-	(15,571)	-
Total Operating Cost and Expense	246,295	248,292	532,993	511,549
Operating Income from Continuing Operations	70,299	59,919	67,791	89,805
OTHER INCOME (EXPENSE):
Interest and Dividend Income	2,173	1,365	4,118	3,483
Interest Expense	(5,556)	(2,481)	(11,758)	(4,397)
Investment Loss	(1,122)	-	(1,122)	-
Net Other Expense	(4,505)	(1,116)	(8,762)	(914)
Income from Continuing Operations Before Income Taxes	65,794	58,803	59,029	88,891
Income Tax Provision	(13,165)	(110,276)	(11,278)	(114,751)
Equity Method Investment Income (Loss)	-	6	-	(38)
Income (Loss) from Continuing Operations	52,629	(51,467)	47,751	(25,898)
DISCONTINUED OPERATIONS (NOTE 2):
Loss from Discontinued Operations Before Income Taxes	(8,313)	(48,409)	(14,448)	(63,858)
Loss on Disposal of Discontinued Operations Before Income Taxes	(32,714)	-	(32,714)	-
Income Tax Benefit	5,904	19,094	7,332	21,890
Loss from Discontinued Operations	(35,123)	(29,315)	(39,830)	(41,968)
NET INCOME (LOSS)	17,506	(80,782)	7,921	(67,866)
Net Income Attributable to Noncontrolling Interest	(211)	(374)	(156)	(505)
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$17,295	$(81,156)	$7,765	$(68,371)

AMOUNTS ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION:
Income (Loss) from Continuing Operations	$52,418	$(51,841)	$47,595	$(26,403)
Loss from Discontinued Operations	(35,123)	(29,315)	(39,830)	(41,968)
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$17,295	$(81,156)	$7,765	$(68,371)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION SHAREHOLDERS:
Basic:
Continuing Operations	$0.89	$(0.85)	$0.80	$(0.43)
Discontinued Operations	$(0.59)	$(0.48)	$(0.67)	$(0.68)
Total	$0.29	$(1.33)	$0.13	$(1.10)
Diluted:
Continuing Operations	$0.87	$(0.85)	$0.79	$(0.43)
Discontinued Operations	$(0.59)	$(0.48)	$(0.66)	$(0.68)
Total	$0.29	$(1.33)	$0.13	$(1.10)

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
NET INCOME (LOSS)	$17,506	$(80,782)	$7,921	$(67,866)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Gain (Loss)	19,660	(25,028)	(955)	(1,699)
Change in Fair Value of Available-For-Sale Securities	(10)	3	(14)	73
COMPREHENSIVE INCOME (LOSS)	37,156	(105,807)	6,952	(69,492)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(753)	147	(86)	(467)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$36,403	$(105,660)	$6,866	$(69,959)

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2018	2017
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	7,921	$(67,866)
Loss from Discontinued Operations	39,830	41,968
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	7,360	8,780
Depreciation	20,597	21,693
Amortization of Intangible Assets	4,238	4,960
Amortization of Deferred Debt Issuance Costs	784	351
Provision for Bad Debts	6,432	8,117
Deferred Income Taxes	22,924	380
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	41,875	29,987
Realized Loss on Investments	108	-
Unrealized Loss on Investments	1,014	-
Insurance Settlement Gain	(15,571)	-
Changes in Assets and Liabilities:
Accounts Receivable	1,423	6,674
Prepaid Expenses and Other	(41,459)	(32,592)
Accounts Payable	1,691	(4,769)
Accrued Salaries, Wages, Benefits and Liabilities	(12,458)	(27,265)
Deferred Revenue	(55,583)	(33,613)
Income Taxes Payable, Long-Term	-	88,562
Net Cash Provided by Operating Activities-Continuing Operations	31,126	45,367
Net Cash (Used in) Provided by Operating Activities-Discontinued Operations	(8,105)	4,412
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,021	49,779
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(35,355)	(31,473)
Insurance Proceeds Received for Damage to Buildings and Equipment	35,706	-
Sales of Marketable Securities	1,136	-
Purchases of Marketable Securities	(5,290)	(136)
Payment for Purchase of Businesses, Net of Cash Acquired	-	(972)
Loan to DeVry University (see "Note 2: Discontinued Operations")	(10,000)	-
Net Cash Used in Investing Activities-Continuing Operations	(13,803)	(32,581)
Net Cash (Used in) Provided by Investing Activities-Discontinued Operations	(1,833)	7,454
Cash and Restricted Cash Transferred in Divestitures of Discontinued Operations	(48,876)	-
NET CASH USED IN INVESTING ACTIVITIES	(64,512)	(25,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	16,784	9,582
Employee Taxes Paid on Withholding Shares	(6,401)	(3,806)
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	312	391
Repurchase of Common Stock for Treasury	(115,933)	(93,178)
Payments of Seller Financed Obligations	(846)	(7,941)
Borrowings Under Credit Facility	-	201,000
Repayments Under Credit Facility	(1,500)	(161,000)
NET CASH USED IN FINANCING ACTIVITIES	(107,584)	(54,952)
Effects of Exchange Rate Differences	289	(1,043)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(148,786)	(31,343)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	444,405	251,096
Cash, Cash Equivalents and Restricted Cash at End of Period	295,619	219,753
Less: Cash, Cash Equivalents and Restricted Cash of Discontinued Operations at End of Period	-	7,481
Cash, Cash Equivalents and Restricted Cash at End of Period	$295,619	$212,272
Non-cash Investing and Financing Activity:
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Options	$(615)	$615

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in thousands)
Three Months Ended
Balance at September 30, 2018	$798	$469,545	$1,908,465	$(163,168)	$(775,605)	$1,440,035
Net income			17,295			17,295
Foreign currency translation				19,660		19,660
Unrealized investment losses, net of tax				(10)		(10)
Change in noncontrolling interest put option			374			374
Stock-based compensation		3,819				3,819
Net activity from stock-based compensation awards	3	6,548			(1,472)	5,079
Proceeds from stock issued under Colleague Stock Purchase Plan		34			119	153
Repurchase of common shares for treasury					(56,758)	(56,758)
Balance at December 31, 2018	$801	$479,946	$1,926,134	$(143,518)	$(833,716)	$1,429,647

Three Months Ended
Balance at September 30, 2017	$785	$422,358	$1,894,372	$(35,720)	$(623,756)	$1,658,039
Net loss			(81,156)			(81,156)
Foreign currency translation				(25,028)		(25,028)
Unrealized investment gains, net of tax				3		3
Change in noncontrolling interest put option			(465)			(465)
Stock-based compensation		3,796				3,796
Net activity from stock-based compensation awards	2	7,696			(321)	7,377
Proceeds from stock issued under Colleague Stock Purchase Plan		5	(5)		196	196
Repurchase of common shares for treasury					(42,803)	(42,803)
Balance at December 31, 2017	$787	$433,855	$1,812,746	$(60,745)	$(666,684)	$1,519,959

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in thousands)
Six Months Ended
Balance at June 30, 2018	$793	$454,653	$1,917,373	$(142,168)	$(711,365)	$1,519,286
Cumulative effect adjustment upon the adoption of ASU 2016-01			381	(381)		-
Net income			7,765			7,765
Foreign currency translation				(955)		(955)
Unrealized investment losses, net of tax				(14)		(14)
Change in noncontrolling interest put option			615			615
Stock-based compensation		8,188				8,188
Net activity from stock-based compensation awards	8	17,035			(6,660)	10,383
Proceeds from stock issued under Colleague Stock Purchase Plan		70			242	312
Repurchase of common shares for treasury					(115,933)	(115,933)
Balance at December 31, 2018	$801	$479,946	$1,926,134	$(143,518)	$(833,716)	$1,429,647

Six Months Ended
Balance at June 30, 2017	$781	$415,912	$1,881,397	$(59,119)	$(569,932)	$1,669,039
Cumulative effect adjustment upon the adoption of ASU 2016-09		(596)	360			(236)
Net loss			(68,371)			(68,371)
Foreign currency translation				(1,699)		(1,699)
Unrealized investment gains, net of tax				73		73
Change in noncontrolling interest put option			(615)			(615)
Stock-based compensation		8,780				8,780
Net activity from stock-based compensation awards	6	9,754			(3,985)	5,775
Proceeds from stock issued under Colleague Stock Purchase Plan		5	(25)		411	391
Repurchase of common shares for treasury					(93,178)	(93,178)
Balance at December 31, 2017	$787	$433,855	$1,812,746	$(60,745)	$(666,684)	$1,519,959

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1: INTERIM FINANCIAL STATEMENTS

For purposes of this report, “Adtalem,” “we,” “our,” “us,” or similar references refers to Adtalem Global Education Inc. and its consolidated subsidiaries, unless the context requires otherwise. The interim Consolidated Financial Statements include accounts of Adtalem and its wholly-owned and majority-owned subsidiaries. Adtalem’s wholly-owned subsidiaries include:

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

On December 4, 2018, Adtalem completed the sale of its previously wholly-owned subsidiary Carrington College (“Carrington”). On December 11, 2018, Adtalem completed the sale of its previously wholly-owned subsidiary DeVry University. Carrington and DeVry University are presented as discontinued operations. See “Note 2: Discontinued Operations” for additional details.

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

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Adtalem's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and Adtalem’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, each as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2: DISCONTINUED OPERATIONS

On December 4, 2018, Adtalem completed the sale of Carrington to San Joaquin Valley College, Inc. (“SJVC”) for de minimis consideration. Adtalem has retained certain leases associated with the Carrington operations. Adtalem remains the primary lessee on these leases and subleases to Carrington. Adtalem records the proceeds from these subleases as an offset to operating costs. Adtalem also assigned certain leases to Carrington but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $11.1 million on the sale of Carrington and transferred $9.9 million of cash and restricted cash balances in the second quarter of fiscal year 2019, subject to post-closing adjustments to be completed in the third quarter of fiscal year 2019.

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears and has a maturity date of January 1, 2022. DeVry University may make prepayments on the loan. This loan is presented as Other Assets, Net on the Consolidated Balance Sheet. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $21.7 million on the sale of DeVry University and transferred $39.0 million of cash and restricted cash balances in the second quarter of fiscal year 2019, subject to post-closing adjustments to be completed in the third quarter of fiscal year 2019.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale (in thousands):

	December 31,	June 30,	December 31,
	2018	2018	2017
ASSETS:
Current Assets:
Cash and Cash Equivalents	$-	$1	$902
Restricted Cash	-	13,404	6,579
Accounts Receivable, Net	-	25,294	25,404
Prepaid Expenses and Other Current Assets	-	8,433	10,611
Total Current Assets Held for Sale	-	47,132	43,496
Land, Building and Equipment Held for Sale, Net Noncurrent Assets:	-	-	20,821
Intangible Assets	-	-	20,200
Perkins Program Fund, Net	-	13,450	13,450
Other Assets, Net	-	-	3,420
Total Noncurrent Assets Held for Sale	-	13,450	37,070
Total Assets Held for Sale	$-	$60,582	$101,387

LIABILITIES:
Current Liabilities:
Accounts Payable	$-	$24,312	$19,801
Accrued Salaries, Wages and Benefits	-	13,979	13,846
Accrued Liabilities	-	1,514	8,044
Deferred Revenue	-	16,634	15,517
Total Current Liabilities Held for Sale	-	56,439	57,208
Noncurrent Liabilities:
Deferred Income Taxes	-	216	878
Total Noncurrent Liabilities Held for Sale	-	216	878
Total Liabilities Held for Sale	$-	$56,655	$58,086

The following is a summary of income statement information of operations reported as discontinued operations (in thousands). The results include Carrington's and DeVry University's operations through the date of each respective sale.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
REVENUE	$83,414	$119,674	$195,716	$247,557
OPERATING COST AND EXPENSE:
Cost of Educational Services	48,075	69,747	109,416	144,688
Student Services and Administrative Expense	43,920	47,537	99,292	109,073
Restructuring Expense (Gain)	21	3,337	(497)	10,192
Asset Impairment Charge - Intangible and Goodwill	-	23,841	-	23,841
Asset Impairment Charge - Building and Equipment	(289)	23,391	1,953	23,391
Loss on Sale of Assets	-	230	-	230
Total Operating Cost and Expense	91,727	168,083	210,164	311,415
Loss from Discontinued Operations Before Income Taxes	(8,313)	(48,409)	(14,448)	(63,858)
Loss on Disposal of Discontinued Operations Before Income Taxes	(32,714)	-	(32,714)	-
Income Tax Benefit	5,904	19,094	7,332	21,890
Loss from Discontinued Operations	$(35,123)	$(29,315)	$(39,830)	$(41,968)

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

Financial Aid and Restricted Cash

A significant portion of cash is received from students who participate in government financial aid and assistance programs which are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. and Brazil govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, which could include the suspension, limitation or termination from such financial aid programs.

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

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended December 31, 2018
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Higher Education	$211,487	$-	$59,394	$-	$270,881
Test Preparation	-	23,950	3,239	(808)	26,381
Certifications	-	7,284	-	-	7,284
Conferences/Seminars	-	9,378	-	-	9,378
Memberships/Subscriptions	-	1,263	-	-	1,263
Other	1,140	267	-	-	1,407
	$212,627	$42,142	$62,633	$(808)	$316,594

	Six Months Ended December 31, 2018
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Higher Education	$412,660	$-	$103,235	$-	$515,895
Test Preparation	-	44,452	6,649	(1,615)	49,486
Certifications	-	15,498	-	-	15,498
Conferences/Seminars	-	12,246	-	-	12,246
Memberships/Subscriptions	-	5,199	-	-	5,199
Other	2,067	393	-	-	2,460
	$414,727	$77,788	$109,884	$(1,615)	$600,784

	Three Months Ended December 31, 2017
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Higher Education	$203,297	$-	$70,045	$-	$273,342
Test Preparation	-	16,451	5,088	(578)	20,961
Certifications	-	6,968	-	-	6,968
Conferences/Seminars	-	3,595	-	-	3,595
Memberships/Subscriptions	-	3,257	-	-	3,257
Other	-	88	-	-	88
	$203,297	$30,359	$75,133	$(578)	$308,211

	Six Months Ended December 31, 2017
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Higher Education	$394,582	$-	$127,275	$-	$521,857
Test Preparation	-	36,988	10,297	(1,201)	46,084
Certifications	-	15,828	-	-	15,828
Conferences/Seminars	-	10,963	-	-	10,963
Memberships/Subscriptions	-	6,272	-	-	6,272
Other	-	350	-	-	350
	$394,582	$70,401	$137,572	$(1,201)	$601,354

In addition, see “Note 14: Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Higher Education: Higher education revenue consists of tuition, fees, books and other educational products. The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue is recognized when products are shipped or students receive access to electronic materials. Under certain circumstances we report revenue from these transactions on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor.

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

Certifications: Certification revenue consists of exam preparation guides, seminars, exam sitting fees and recertification fees. We recognize revenue for each of these items at a point in time when the applicable performance obligation is satisfied.

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

Other: Other revenue consists of housing and other miscellaneous services. Other revenue is recognized over the period in which the applicable performance obligation is satisfied.

Customer contracts generally have separately stated prices for each performance obligation contained in the contract. Therefore, each performance obligation generally has its own standalone selling price. For higher education students, arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students utilizing private funding or funding through Adtalem’s institutional loan program (see “Note 6: Financing Receivables” for further discussion) generally pay during or after the academic term is complete. For non-higher education customers, payment is typically due and collected at the time a customer places an order.

Transaction Price

Revenue, or transaction price, is measured as the amount of consideration expected to be received in exchange for transferring goods or services.

For higher education, students may receive discounts, scholarships or refunds, which gives rise to variable consideration. The amounts of discounts or scholarships are applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged. Upon withdrawal, a student may be eligible to receive a refund, or partial refund, the amount of which is dependent on the timing of the withdrawal during the academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit Adtalem to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Adtalem in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. For contracts with similar characteristics and historical data on refunds, the expected value method is applied in determining the variable consideration related to refunds. Estimates of Adtalem’s expected refunds are determined at the outset of each academic term, based upon actual refunds in previous academic terms. Reserves related to refunds are presented as refund liabilities within Accrued Liabilities on the Consolidated Balance Sheets. All refunds are netted against revenue during the applicable academic term.

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

Contract Balances

For higher education institutions, students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term. As instruction is provided, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s institutional loan program (see “Note 6: Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable is reduced.

For our Professional Education businesses, customers are billed and payment is due at the time of order placement. In most cases, performance obligations are delivered subsequent to payments received. Delivering our performance obligations reduces deferred revenue, and accounts receivable is reduced upon payments received. Becker offers an 18-month term loan program as a financing option for the Becker CPA Exam Review Course (see “Note 6: Financing Receivables”). In this case, payment is received after satisfying the performance obligation.

Revenue of $95.1 million was recognized during the first six months of fiscal year 2019 that was included in the deferred revenue balance at the beginning of fiscal year 2019. Revenue recognized from performance obligations that were satisfied, or partially satisfied, in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period and increases from charges and payments received related to the start of academic terms beginning during the period.

Allowance for bad debts as of December 31, 2018, June 30, 2018 and December 31, 2017 was $19.5 million, $27.6 million and $26.8 million, respectively.

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

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of December 31, 2018, June 30, 2018 and December 31, 2017, the net balance of capitalized internal-use software development costs was $11.9 million, $13.5 million and $8.6 million, respectively.

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. During the six months ended December 31, 2018, we recorded impairment charges of $2.0 million to write-down building, building improvements, furniture and equipment to zero based on the fair market value of the DeVry University and Carrington operations, which are classified within discontinued operations. During the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. Hurricane-related impairment charges of $19.0 million and $29.9 million were recorded in the three and six months ended December 31, 2017, respectively, for building, building improvements, furniture and equipment, along with receivables for insurance reimbursements of these amounts, less deductibles, of $20.8 million as of December 31, 2017. The impairment charges are included in Cost of Educational Services in the Consolidated Statements of Income (Loss). In the first quarter of fiscal year 2019, Adtalem announced its decision to relocate RUSM’s campus operations to Barbados and not return to RUSM’s Dominica campus. Adtalem recorded impairment charges of $2.3 million and $40.1 million in the three and six months ended December 31, 2018, respectively, to fully impair the land, buildings and equipment in Dominica as management has determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 10: Restructuring Charges”). The impairment charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss). For a discussion of the impairment review of goodwill and intangible assets see “Note 9: Intangible Assets.”

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s and EduPristine’s operations and Becker’s and ACAMS’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three-month and six-month periods ended December 31, 2018 and 2017 were not material.

Noncontrolling Interest

Adtalem currently maintains a 97.9% ownership interest in Adtalem Brazil with the remaining 2.1% owned by members of the current Adtalem Brazil senior management group. In addition, Adtalem currently maintains a 69% ownership interest in EduPristine with the remaining 31% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm. The adjustment to increase or decrease the Adtalem Brazil and EduPristine noncontrolling interests each reporting period for their respective proportionate shares of Adtalem Brazil’s and EduPristine’s profit (loss) flows through the Consolidated Statements of Income (Loss) based on Adtalem’s noncontrolling interest accounting policy.

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

Since the put options are out of the control of Adtalem, authoritative guidance requires the noncontrolling interests, which includes the value of the put options, to be displayed outside of the equity section of the Consolidated Balance Sheets.

The Adtalem Brazil management and Kaizen put options are being accreted to their respective redemption values in accordance with the terms of the related stock purchase agreements. The adjustments to increase or decrease the put options to their expected redemption values each reporting period are recorded in retained earnings in accordance with GAAP.

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Balance at Beginning of Period	$8,814	$6,566	$9,110	$6,285
Net Income Attributable to Noncontrolling Interest	211	374	156	505
Increase in Redemption Value of Noncontrolling Interest Put Options	(374)	465	(615)	615
Balance at End of Period	$8,651	$7,405	$8,651	$7,405

Earnings per Common Share

Basic earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of shares assuming dilution. As required by GAAP, because the three and six months ended December 31, 2017 resulted in a loss from continuing operations, diluted earnings per share was computed by dividing the net loss attributable to Adtalem by the weighted average number of basic shares. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were outstanding stock-based grants representing 227,000 and 282,000 shares of common stock for the three and six months ended December 31, 2018, respectively, and 1,377,000 and 1,866,000 shares of common stock for the three and six months ended December 31, 2017, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Weighted Average Shares Outstanding	58,640	60,529	59,181	61,271
Unvested Participating RSUs	545	705	575	738
Basic Shares	59,185	61,234	59,756	62,009
Effect of Dilutive Stock Options	815	789	842	696
Diluted Shares	60,000	62,023	60,598	62,705

Treasury Stock

Adtalem’s Board of Directors (the “Board”) has authorized share repurchase programs on eleven occasions (see “Note 7: Share Repurchase Programs”). The tenth share repurchase program was approved on February 16, 2017 and commenced in February 2017. The eleventh share repurchase program was approved on November 7, 2018 and will commence when the repurchases from the tenth share repurchase program are complete. Shares that are repurchased by Adtalem are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

The Accumulated Other Comprehensive Loss balance as of December 31, 2018, consists of $143.5 million of cumulative translation losses ($140.3 million attributable to Adtalem and $3.2 million attributable to noncontrolling interest) and unrealized gains on available-for-sale debt securities were immaterial. As of June 30, 2018, this balance consisted of $142.6 million of cumulative translation losses ($139.6 million attributable to Adtalem and $3.0 million attributable to noncontrolling interest) and $0.4 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to Adtalem. As of December 31, 2017, this balance consisted of $61.1 million of cumulative translation losses ($59.8 million attributable to Adtalem and $1.3 million attributable to noncontrolling interest) and $0.4 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $21.3 million and $40.2 million for the three and six months ended December 31, 2018, respectively, and $17.2 million and $37.4 million for the three and six months ended December 31, 2017, respectively.

Hurricane Expense

In September 2017, Hurricanes Irma and Maria caused damage and disrupted operations at AUC and RUSM. Adtalem recorded expenses of $5.6 million and $12.5 million in the three and six months ended December 31, 2018, respectively, associated with incremental costs of teaching at alternative sites, and $30.3 million and $44.0 million in the three and six months ended December 31, 2017, respectively, associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching in alternate locations. Insurance proceeds of $5.6 million and $12.5 million were recorded in the three and six months ended December 31, 2018, respectively, and insurance receivables of $30.5 million and $39.8 million were recorded in the three and six months ended December 31, 2017, respectively, to offset these expenses. Based upon damage assessments of the AUC and RUSM facilities, impairment write-downs of buildings, building improvements, furniture and equipment of $19.0 million and $29.9 million were recorded in the three and six months ended December 31, 2017, respectively. Insurance receivables of $19.0 million and $20.8 million were recorded to offset these expenses in the three and six months ended December 31, 2017, respectively. No further asset impairments were recorded in fiscal year 2019. In total, no net expense related to the hurricanes was recorded in the three and six months ended December 31, 2018. In total, no net expense was recorded in the three months ended December 31, 2017 and $13.4 million of net expense was recorded in Cost of Educational Services in the Consolidated Statement of Income (Loss) for the six months ended December 31, 2017. The expense primarily represented the deductibles under insurance policies. During the second quarter of fiscal year 2019, Adtalem received the final insurance proceeds related to Hurricanes Irma and Maria and recorded a pre-tax gain of $15.6 million in the three and six months ended December 31, 2018.

Restructuring Charges

Adtalem’s financial statements include charges related to severance and related benefits for workforce reductions in staff. These charges also include early lease termination or cease-of-use costs, accelerated depreciation and losses on disposals of property and equipment related to campus and administrative office consolidations (see “Note 10: Restructuring Charges”). When estimating the costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods.

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

In February 2016, FASB issued ASU No. 2016-02: “Leases (Topic 842).” This guidance was issued to increase transparency and comparability among organizations by recognizing right-to-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Adtalem will implement this guidance effective July 1, 2019. Management is evaluating the impact the guidance will have on Adtalem’s Consolidated Financial Statements and believes the adoption will impact the Consolidated Balance Sheet with significant increases in assets and liabilities.

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

Reclassifications

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See “Note 2: Discontinued Operations” for further information. Prior period amounts have been revised to conform to the current classification. Certain expenses in prior periods previously allocated to DeVry University and Carrington within the U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operation reporting guidance regarding allocation of corporate overhead. See “Note 14: Segment Information” for additional information.

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

As of December 31, 2018, 7,389,850 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the six months ended December 31, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2018	1,806,133	$32.88
Granted	129,025	49.01
Exercised	(404,510)	42.77
Forfeited	-	-
Expired	(18,367)	51.61
Outstanding at December 31, 2018	1,512,281	31.39	7.13	$24,632
Exercisable at December 31, 2018	594,769	$31.64	5.32	$9,646

The total intrinsic value of options exercised for the six months ended December 31, 2018 and 2017 was $4.2 million and $2.3 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2019 and 2018 was $20.96 and $14.63, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted average assumptions:

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

During the first six months of fiscal year 2019, Adtalem granted 216,430 RSUs to selected employees and directors. Of these, 65,160 are performance-based RSUs and 151,270 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based goals, academic goals, achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), achievement of a minimum level of Adtalem’s return on invested capital (“ROIC”) or achievement of a minimum level of Adtalem’s free cash flow per share. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem or upon retirement. During the restriction period, the recipient of the non-performance based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the six months ended December 31, 2018:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at July 1, 2018	1,226,958	$28.31
Granted	216,430	49.57
Vested	(443,859)	27.81
Forfeited	(70,385)	32.00
Outstanding at December 31, 2018	929,144	$33.45

The weighted average estimated grant date fair value of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2019 and 2018 was $49.57 and $34.15, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Cost of Educational Services	$302	$1,214	$696	$2,634
Student Services and Administrative Expense	2,922	2,581	6,664	5,598
Restructuring Expense	-	-	-	548
	3,224	3,795	7,360	8,780
Income Tax Benefit	(1,231)	(1,667)	(3,238)	(4,101)
Net Stock-Based Compensation Expense	$1,993	$2,128	$4,122	$4,679

As of December 31, 2018, $24.9 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options and RSUs vested during the six months ended December 31, 2018 and 2017 was approximately $13.5 million and $14.2 million, respectively.

There was no capitalized stock-based compensation cost at each of December 31, 2018, June 30, 2018 and December 31, 2017.

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

The following table presents Adtalem's assets and liabilities at December 31, 2018, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$294,801	$-	$-
Marketable Securities and Investments	7,269	-	-
Institutional Loans Receivable, Net	-	42,146	-
Loan Receivable from DeVry University	-	10,000	-
Deferred Acquisition Obligations	-	18,485	-
Total Financial Assets at Fair Value	$302,070	$70,631	$-

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

The following table presents Adtalem's assets and liabilities at December 31, 2017, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$212,239	$-	$-
Marketable Securities and Investments	4,268	-	-
Institutional Loans Receivable, Net	-	38,311	-
Deferred Acquisition Obligations	-	23,903	-
FIES Receivable	-	16,087	-
Total Financial Assets at Fair Value	$216,507	$78,301	$-

Cash and Cash Equivalents and Investments in Marketable Securities are valued using a market approach based on quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets, Net on the Consolidated Balance Sheets as of December 31, 2018, June 30, 2018 and December 31, 2017 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 6: Financing Receivables” for further discussion on these institutional loans receivable.

In connection with the completion of the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the promissory note, dated December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The fair value of the DeVry University loan receivable included in Other Assets, Net on the Consolidated Balance Sheet as of December 31, 2018 is estimated by discounting the future cash flows using current rates for similar arrangements.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. $4.3 million, $4.3 million and $4.0 million were classified as Accrued Liabilities on the Consolidated Balance Sheets at December 31, 2018, June 30, 2018 and December 31, 2017, respectively, and $14.2 million, $14.3 million and $19.9 million were classified as Other Liabilities on the Consolidated Balance Sheets at December 31, 2018, June 30, 2018 and December 31, 2017, respectively.

The fair value of Adtalem Brazil’s receivable under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program included in Accounts Receivable, Net on the Consolidated Balance Sheet as of December 31, 2017 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of December 31, 2018, June 30, 2018 and December 31, 2017, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 6: FINANCING RECEIVABLES

Adtalem’s institutional loan programs are available to students at Chamberlain, AUC, RUSM and RUSVM. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.76% to 12.0% per annum accrue each month on the unpaid balance. Students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, reduce the possibility of over borrowing and to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker with an 18-month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands).

	December 31, 2018		June 30, 2018		December 31, 2017
Gross Institutional Loans		$46,633		$54,323		$49,523
Allowance for Credit Losses:
Balance at July 1	$(10,003)		$(9,736)		$(9,736)
Charge-offs and Adjustments	8,570		330		146
Recoveries	(53)		(61)		(40)
Additional Provision	(3,001)		(536)		(1,582)
Balance at End of Period		(4,487)		(10,003)		(11,212)
Net Institutional Loans		$42,146		$44,320		$38,311

Of the net balances above, $12.8 million, $21.2 million and $18.2 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at December 31, 2018, June 30, 2018 and December 31, 2017, respectively, and $29.3 million, $23.1 million and $20.1 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at December 31, 2018, June 30, 2018 and December 31, 2017, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging of past due institutional loans (in thousands):

	December 31,	June 30,	December 31,
	2018	2018	2017
Institutional Loans:
Performing	$42,297	$44,492	$38,496
Nonperforming	4,336	9,831	11,027
Total Institutional Loans	$46,633	$54,323	$49,523

	1-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Institutional Loans
Institutional Loans:
December 31, 2018	$5,535	$963	$308	$4,336	$11,142	$35,491	$46,633
June 30, 2018	$8,473	$900	$3,099	$9,831	$22,303	$32,020	$54,323
December 31, 2017	$7,254	$463	$715	$11,027	$19,459	$30,064	$49,523

NOTE 7: SHARE REPURCHASE PROGRAMS

Adtalem has repurchased shares under the following programs as of December 31, 2018:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,672,250	36.6
February 16, 2017	6,695,592	281.0
Totals	21,227,355	$815.3

On February 16, 2017, the Board authorized Adtalem’s tenth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2020. A total of 2,365,451 shares were repurchased during the six months ended December 31, 2018 under the tenth share repurchase program for an aggregate of $115.9 million. On November 7, 2018, the Board authorized Adtalem’s eleventh share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

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

The operations of EduPristine are included in Adtalem’s Professional Education segment. Prior to the February 5, 2018 investment, Adtalem accounted for its ownership interest in EduPristine under the equity method of accounting for investments. The results of EduPristine’s operations have been fully consolidated in the Consolidated Financial Statements of Adtalem since the February 5, 2018 acquisition date. The fair value of Adtalem’s equity investment immediately prior to the majority interest investment was $4.1 million, which was based on a discounted cash flow analysis. The $4.1 million noncontrolling interest recorded on the acquisition date was also derived using the same discounted cash flow analysis. In the third quarter of fiscal year 2018, Adtalem recorded a $1.2 million gain on its previous equity investment.

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

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was assigned to the Adtalem Brazil reporting unit, which is classified within the Technology and Business segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include SJT’s strategic fit into Adtalem’s expanding presence in test preparation and the acquired assembled workforce. Of the $0.4 million of acquired intangible assets, $0.2 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with a useful life of approximately six months. The value and estimated useful life by asset type is as follows (in thousands):

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

Intangible assets consist of the following (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$8,039	$(7,352)	5 Years
Customer Relationships	42,900	(11,913)	10 Years
Curriculum/Software	6,829	(5,279)	4 Years
Franchise Contracts	9,044	(1,968)	18 Years
Clinical Agreements	335	(123)	15 Years
Trade Names	975	(951)	10 Years
Proprietary Technology	500	(312)	4 Years
Total	$68,622	$(27,898)
Indefinite-Lived Intangible Assets:
Trade Names	$106,049
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	82,402
Total	$317,691

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$8,193	$(6,972)
Customer Relationships	42,900	(9,598)
Non-compete Agreements	700	(700)
Curriculum/Software	6,833	(4,265)
Franchise Contracts	9,064	(1,720)
Clinical Agreements	336	(112)
Trade Names	976	(904)
Proprietary Technology	500	(250)
Total	$69,502	$(24,521)
Indefinite-Lived Intangible Assets:
Trade Names	$106,132
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	82,578
Total	$317,950

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$11,049	$(8,999)
Customer Relationships	42,900	(7,261)
Non-compete Agreements	700	(682)
Curriculum/Software	7,143	(3,375)
Franchise Contracts	10,597	(1,717)
Clinical Agreements	392	(118)
Trade Names	1,143	(1,000)
Proprietary Technology	500	(187)
Total	$74,424	$(23,339)
Indefinite-Lived Intangible Assets:
Trade Names	$109,462
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	97,013
Total	$335,715

Amortization expense for amortized intangible assets was $2.1 million and $4.2 million for the three and six months ended December 31, 2018, respectively, and $2.5 million and $5.0 million for the three and six months ended December 31, 2017, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

	Professional	Adtalem
Fiscal Year	Education	Brazil	Total
2019 (excluding the six months ended December 31, 2018)	$3,211	$712	$3,923
2020	4,671	1,246	5,917
2021	4,440	774	5,214
2022	4,300	525	4,825
2023	4,119	525	4,644
Thereafter	11,268	4,933	16,201

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

Adtalem has five reporting units that contained goodwill as of the second quarter of fiscal year 2019. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all the reporting units, as of December 31, 2018, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has five reporting units that contained indefinite-lived intangible assets as of the second quarter of fiscal year 2019. For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the five reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired.

Management does not believe the effects of Hurricanes Irma and Maria created a triggering event that would require an impairment analysis of AUC’s or RUSM’s indefinite-lived intangible assets and goodwill. Damage to physical property was repaired with the majority of costs reimbursed by insurance proceeds. The September 2017 semesters at both institutions were completed with minimal lost students and revenue and commencement of future semesters was not impacted. Management believes it is probable that the response to the crises and the institutions’ ability to continue providing educational services demonstrates AUC’s and RUSM’s capacity to generate future revenue and operating results sufficient to maintain fair values of these assets in excess of their carrying values.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2018, and that no interim events or deviations from planned operating results occurred as of December 31, 2018, that would cause management to reassess these conclusions.

On August 3, 2018, Adtalem announced plans to relocate RUSM to Barbados from its temporary locations in Knoxville, Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and at a facility on St Kitts. Management believes the values of RUSM’s goodwill and indefinite-lived intangible assets are not affected by this move. The Trade Name will continue to be used and the U.S. Department of Education (“ED”) has provided approval for RUSM to operate in Barbados. No new accreditation is necessary, as RUSM’s secondary accreditor, the Caribbean Accreditation Authority for Education in Medicine and other Health Professions (“CAAM-HP”), is now its primary accreditor as of the start of the January 2019 semester. CAAM-HP is authorized by the government of Barbados to accredit medical programs.

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

As of December 31, 2018, intangible assets from business combinations totaled $358.4 million and goodwill totaled $813.2 million. Together, these assets equaled 55% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

	December 31,	June 30,	December 31,
Reporting Unit	2018	2018	2017
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Professional Education	317,384	317,699	306,808
Adtalem Brazil	185,582	185,978	215,925
Total	$813,176	$813,887	$832,943

The table below summarizes goodwill balances by reporting segment (in thousands):

	December 31,	June 30,	December 31,
Reporting Segment	2018	2018	2017
Medical and Healthcare	$310,210	$310,210	$310,210
Professional Education	317,384	317,699	306,808
Technology and Business	185,582	185,978	215,925
Total	$813,176	$813,887	$832,943

The table below summarizes the changes in goodwill balances by reporting segment (in thousands):

	Medical and Healthcare	Professional Education	Technology and Business	Total
Balance at June 30, 2017	310,210	306,653	212,223	829,086
Acquisitions	-	-	4,121	4,121
Foreign exchange rate changes	-	155	(419)	(264)
Balance at December 31, 2017	310,210	306,808	215,925	832,943
Acquisitions	-	11,527	-	11,527
Purchase accounting adjustments	-	-	1,515	1,515
Foreign exchange rate changes	-	(636)	(31,462)	(32,098)
Balance at June 30, 2018	310,210	317,699	185,978	813,887
Foreign exchange rate changes	-	(315)	(396)	(711)
Balance at December 31, 2018	$310,210	$317,384	$185,582	$813,176

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

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

	December 31,	June 30,	December 31,
Reporting Segment	2018	2018	2017
Medical and Healthcare	$137,500	$137,500	$137,500
Professional Education	69,105	69,126	67,812
Technology and Business	111,086	111,324	130,403
Total	$317,691	$317,950	$335,715

Total indefinite-lived intangible assets decreased by $0.3 million from June 30, 2018. The decrease is the result of a change in the value of the Brazilian Real as compared to the U.S. dollar. Since Adtalem Brazil intangible assets are recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10: RESTRUCTURING CHARGES

During the second quarter and first six months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. On August 3, 2018, management announced its decision to relocate RUSM’s campus operations to Barbados and not return to Dominica. The land, buildings and equipment in Dominica have been fully impaired as management has determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 3: Summary of Significant Accounting Policies”). In addition, during the second quarter and first six months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to real estate consolidations at Adtalem’s home office. During the second quarter and first six months of fiscal year 2018, Adtalem recorded restructuring charges primarily related to workforce reductions and real estate consolidations at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, as a result of reducing Adtalem’s workforce by 201 and 40 positions in the first six months of fiscal year 2019 and 2018, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 14: Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$2,389	$56	$2,445	$40,143	$1,317	$41,460
Technology and Business	110	-	110	185	-	185
Home Office and Other	968	122	1,090	1,477	71	1,548
Total	$3,467	$178	$3,645	$41,805	$1,388	$43,193

	Three Months Ended December 31, 2017			Six Months Ended December 31, 2017
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$-	$-	$-	$26	$86	$112
Home Office and Other	160	1,266	1,426	(465)	2,916	2,451
Total	$160	$1,266	$1,426	$(439)	$3,002	$2,563

The following table summarizes the separation and restructuring plan activity for the fiscal years 2019 and 2018, for which cash payments are required (in thousands):

Liability balance at June 30, 2017	$46,115
Increase in liability (separation and other charges)	19,893
Reduction in liability (payments and adjustments)	(27,081)
Liability balance at June 30, 2018	38,927
Increase in liability (separation and other charges)	2,797
Reduction in liability (payments and adjustments)	(13,557)
Liability balance at December 31, 2018	$28,167

Of this liability balance, $9.0 million is recorded as Accrued Liabilities and $19.2 million is recorded as Other Liabilities on the Consolidated Balance Sheet as of December 31, 2018. These liability balances primarily represent rent accruals and costs for employees who have either not yet separated from Adtalem or for whom full severance has not yet been paid. All of these remaining costs are expected to be paid out for periods of up to 7 years.

NOTE 11: INCOME TAXES

The effective tax rate on income from continuing operations was 20.0% in the second quarter and 19.1% in the first six months of fiscal year 2019, compared to 202.0% on income from continuing operations in the second quarter and 141.2% in the first six months of fiscal year 2018. Tax expense in the second quarter of fiscal year 2019 included a special item related to one-time impacts from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and various impacts due to the sale of DeVry University. The effective tax rates on income from continuing operations excluding tax expense related to special items were 17.7% in the second quarter and 16.5% in the first six months of fiscal year 2019. Also, tax expense in the second quarter of fiscal year 2018 included a special item of $101.2 million related to the Tax Act. The effective tax rates on income from continuing operations excluding special items were 15.6% in the second quarter and 15.0% in the first six months of fiscal year 2018. This increase in fiscal year 2019 primarily reflects a lower U.S. tax rate resulting from the Tax Act offset by higher additional expense from provisions of the Tax Act that were effective beginning in fiscal year 2019 and a decrease in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings. The provisions from the Tax Act impacting fiscal year 2019 include a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), a limitation of certain executive compensation, and the repeal of the domestic production activity deduction. We have elected to account for GILTI as a period cost. The effective tax rate includes estimates of these new provisions. Our estimates may be revised in future periods as we obtain additional data and any new regulations or guidance is released.

Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operated in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. On August 3, 2018, Adtalem announced plans to permanently relocate RUSM from Dominica to Barbados. RUSM has negotiated an agreement with the Barbados government that exempts it from local income taxation until 2039. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in “Programa Universidade para Todos” or “University for All Program” (“PROUNI”), a Brazilian program for providing scholarships to a portion of its undergraduate students.

Adtalem has completed its accounting for the tax effects of the enactment of the Tax Act. The SEC has issued rules that allowed for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. As that period has now ended, we have finalized the calculations of the Tax Act’s impacts previously recorded in the second and fourth quarters of fiscal year 2018 with an immaterial adjustment in the second quarter of fiscal year 2019.

NOTE 12: DEBT

Long-term debt consists of the following (in thousands):

	December 31,	June 30,	December 31,
	2018	2018	2017
Total Debt:
Term B Loan	$298,500	$300,000	$-
Revolver	-	-	165,000
Total Principal Payments Due	298,500	300,000	165,000
Deferred Debt Issuance Costs	(6,416)	(6,927)	-
Total Amount Outstanding	292,084	293,073	165,000
Less Current Portion:
Term B Loan	(3,000)	(3,000)	-
Noncurrent Portion	$289,084	$290,073	$165,000

Scheduled future maturities of long-term debt for the next five fiscal years ending June 30 and in the aggregate are as follows (in thousands):

Fiscal Year	Maturity Payments
2019 (excluding the six months ended December 31, 2018)	$1,500
2020	3,000
2021	3,000
2022	3,000
2023	3,000
Thereafter	285,000
$298,500

Prior Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015, which was set to expire on March 31, 2020 (“Prior Credit Facility”). The Prior Credit Facility provided for a multi-currency revolving credit facility in the amount of $400 million and $100 million available for letters of credit. As of December 31, 2017, Adtalem’s borrowings under the Prior Credit Facility were $165 million with a weighted average interest rate of 3.42%.

Senior Secured Credit Facilities

On April 13, 2018, Adtalem replaced the Prior Credit Facility with new credit facilities under a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (1) a $300 million revolving facility (“Revolver”) with a maturity date of April 13, 2023, and (2) a $300 million senior secured Term B loan (“Term B Loan”) with a maturity date of April 13, 2025. We refer to the Revolver and Term B Loan collectively as the “Credit Facility.” The Revolver has availability for currencies other than U.S. dollars of up to $200 million and $100 million available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Credit Facility may be increased by $250 million.

Term B Loan

For Eurocurrency Rate Loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For Base Rate Loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of December 31, 2018, the interest rate for borrowings under the Term B Loan facility was 5.52%, which approximated the effective interest rate.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency Rate Loans and from 0.75% to 1.75% for Base Rate Loans.

Adtalem letters of credit outstanding were $68.4 million as of each of December 31, 2018 and June 30, 2018 and $68.5 million as of December 31, 2017. Of this amount, $68.4 million was posted in the second quarter of fiscal year 2017 in relation to the Federal Trade Commission Settlement. As of December 31, 2018, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the Federal Trade Commission Settlement on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% of the undrawn portion of the Revolver as of December 31, 2018. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $231.6 million as of December 31, 2018. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Debt Issuance Costs

Adtalem incurred $9.9 million in fees that were capitalized in relation to the Credit Agreement, $7.1 million of which was related to the Term B Loan facility and $2.7 million of which was related to the Revolver facility. The deferred debt issuance costs related to the Term B Loan are presented as a direct deduction from the face amount of the debt, while the deferred debt issuance costs related to the Revolver are classified as Other Assets, Net on the Consolidated Balance Sheets. The following table summarizes the total deferred debt issuance costs for the Term B Loan and Revolver, which will be amortized over seven years and five years, respectively (in thousands):

	Term B Loan	Revolver	Total
Deferred Debt Issuance Costs at June 30, 2018	$6,927	$2,606	$9,533
Amortization of Deferred Debt Issuance Costs	(511)	(273)	(784)
Deferred Debt Issuance Costs at December 31, 2018	$6,416	$2,333	$8,749

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of December 31, 2018.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for borrowings under the Credit Agreement.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the Credit Agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. Beginning in fiscal year 2019, the Excess Cash Flow payment is due in the first quarter of each year and is based on the Excess Cash Flow and Leverage Ratio for the prior year. No payment was due as of December 31, 2018.

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

NOTE 13: COMMITMENTS AND CONTINGENCIES

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of December 31, 2018, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. The timing or outcome of the following matters, or their possible impact on Adtalem’s business, financial condition or results of operations, cannot be predicted at this time. The continued defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against Adtalem, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased Adtalem common stock between February 4, 2011 and January 27, 2016. The complaint cites the ED January 2016 Notice and a civil complaint (the “FTC lawsuit”) filed by the FTC on January 27, 2016 against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”), which was resolved with the FTC in 2017, that alleged that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the FTC Act, as the basis for claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these alleged false or misleading statements, the plaintiff alleged that defendants overstated Adtalem’s growth, revenue and earnings potential and made false or misleading statements about Adtalem’s business, operations and prospects. The plaintiff alleged direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act. The plaintiff sought monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers and URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC sought to represent a putative class of persons who purchased Adtalem common stock between August 26, 2011 and January 27, 2016 and named an additional individual defendant, Patrick J. Unzicker. Like the original complaint, the SAC asserted claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC, which motion was granted on December 6, 2017 without prejudice. The plaintiffs filed a Third Amended Complaint (“TAC”) on January 29, 2018. The defendants moved to dismiss the TAC on March 30, 2018. The Court denied the motion to dismiss the TAC on December 20, 2018. On January 8, 2019, the Court entered an order which, among other dates, set February 8, 2019, as the date for the defendants to file their answer to the TAC. Defendants intend to deny all material allegations in the TAC.

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

On January 17, 2017, Harriet Myers filed a complaint derivatively on behalf of Adtalem in the United States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Timothy J. Wiggins, Richard M. Gunst, Patrick J. Unzicker, Christopher B. Begley, David S. Brown, Lisa W. Wardell, Ann Weaver Hart, Lyle Logan, Alan G. Merten, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. The plaintiffs have agreed to a stipulated order moving the case to the United States District Court for the District of Delaware. Citing the FTC lawsuit and settlement, the ED January 2016 Notice, the negotiated agreement reached by DeVry University and ED on October 13, 2016 (the “ED Settlement”), and the allegations in the lawsuit filed by the Pension Trust Fund for Operating Engineers, each referenced above, the plaintiff alleges that the individual defendants have breached their fiduciary duties and violated federal securities law since at least 2011. The plaintiff asserts that the individual defendants permitted Adtalem to engage in unlawful conduct, failed to correct misconduct or prevent its recurrence, and failed to ensure the accurate dissemination of information to shareholders. The complaint attempts to state three claims: (i) breach of fiduciary duty by all named defendants for allegedly allowing the illegal conduct to occur, (ii) unjust enrichment by all individual defendants in the receipt of compensation, and (iii) violation of Section 14(a) of the Exchange Act by failing to disclose the alleged illegal scheme in proxy statements and falsely stating that compensation was based on “pay for performance” where those performance results were allegedly false. The plaintiff seeks on behalf of Adtalem monetary, injunctive and other unspecified relief.

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

On May 8, 2018, the Carlson Law Firm filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students. Calson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on May 8, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state law and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The Court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former DeVry University students seeking to join the consolidated lawsuit.

On June 21, 2018, the Stoltmann Law Firm filed a lawsuit against Adtalem in Cook County Circuit Court, alleging that Adtalem breached a contract with the Stoltmann Law Firm to pay filing fees associated with arbitration claims the Stoltmann Law Firm has filed with JAMS. The Stoltmann Law Firm is seeking Specific Performance from the Court. Adtalem moved to dismiss this complaint on August 3, 2018. Prior to the Court ruling on Adtalem’s motion to dismiss, the Stoltmann Law Firm and 399 individuals filed an amended complaint on August 9, 2018, asserting claims for specific performance, declaratory judgment and a petition to compel arbitration. Adtalem moved to dismiss the amended complaint on August 31, 2018. The Court granted Adtalem’s motion to dismiss on November 30, 2018, but granted plaintiffs leave to file a second amended complaint. A single individual plaintiff filed a second amended complaint on January 3, 2019.

NOTE 14: SEGMENT INFORMATION

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See “Note 2: Discontinued Operations” for further information. Segment information presented excludes the results of DeVry University and Carrington, which were previously classified within our former U.S. Traditional Postsecondary segment and are presented as discontinued operations in the Consolidated Financial Statements. Discontinued operations assets are included in the table below to reconcile to Total Consolidated Assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to DeVry University and Carrington within our former U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operating reporting guidance regarding allocation of corporate overhead.

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

Summary financial information by reporting segment is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue:
Medical and Healthcare	$212,627	$203,297	$414,727	$394,582
Professional Education	42,142	30,359	77,788	70,401
Technology and Business	62,633	75,133	109,884	137,572
Home Office and Other	(808)	(578)	(1,615)	(1,201)
Total Consolidated Revenue	$316,594	$308,211	$600,784	$601,354
Operating Income (Loss) from Continuing Operations:
Medical and Healthcare	$60,647	$55,047	$62,303	$81,279
Professional Education	9,633	2,193	14,383	12,700
Technology and Business	8,471	13,991	5,726	15,852
Home Office and Other	(8,452)	(11,312)	(14,621)	(20,026)
Total Consolidated Operating Income from Continuing Operations	$70,299	$59,919	$67,791	$89,805
Segment Assets:
Medical and Healthcare	$793,673	$885,663	$793,673	$885,663
Professional Education	447,717	444,029	447,717	444,029
Technology and Business	551,501	610,803	551,501	610,803
Home Office and Other	329,332	169,718	329,332	169,718
Discontinued Operations	-	101,387	-	101,387
Total Consolidated Assets	$2,122,223	$2,211,600	$2,122,223	$2,211,600
Additions to Long-Lived Assets:
Medical and Healthcare	$14,942	$8,669	$26,718	$14,336
Professional Education	441	298	1,403	1,221
Technology and Business	1,468	12,407	3,297	15,748
Home Office and Other	3,354	2,463	3,937	4,305
Total Consolidated Additions to Long-Lived Assets	$20,205	$23,837	$35,355	$35,610
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$20,205	$19,700	$35,355	$31,473
Increase in Capital Assets from Acquisitions	-	16	-	16
Increase in Intangible Assets and Goodwill	-	4,121	-	4,121
Total Increase in Consolidated Long-Lived Assets	$20,205	$23,837	$35,355	$35,610
Depreciation Expense (1):
Medical and Healthcare	$6,509	$7,225	$12,769	$14,811
Professional Education	365	522	732	982
Technology and Business	2,369	2,458	4,684	5,223
Home Office and Other	1,312	310	2,412	677
Total Consolidated Depreciation Expense	$10,555	$10,515	$20,597	$21,693
Intangible Asset Amortization Expense:
Professional Education	$1,605	$1,626	$3,211	$3,251
Technology and Business	522	837	1,027	1,709
Total Consolidated Amortization Expense	$2,127	$2,463	$4,238	$4,960

(1) Depreciation expense for each reporting segment has been modified to current presentation to include the Home Office and Other depreciation which is allocated to each reporting segment.

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the three and six months ended December 31, 2018 and 2017. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue from Unaffiliated Customers:
Domestic Operations	$161,176	$144,095	$307,839	$296,120
International Operations:
Dominica, St. Kitts and St. Maarten	90,394	88,236	178,841	165,614
Brazil	62,633	75,133	109,884	137,572
Other	2,391	747	4,220	2,048
Total International	155,418	164,116	292,945	305,234
Total Consolidated Revenue	$316,594	$308,211	$600,784	$601,354
Long-Lived Assets:
Domestic Operations	$159,069	$153,321	$159,069	$153,321
International Operations:
Barbados, Dominica, St. Kitts and St. Maarten	172,065	167,841	172,065	167,841
Brazil	91,653	106,884	91,653	106,884
Other	2,155	4,143	2,155	4,143
Total International	265,873	278,868	265,873	278,868
Total Consolidated Long-Lived Assets	$424,942	$432,189	$424,942	$432,189

No one customer accounted for more than 10% of Adtalem's consolidated revenue.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, Adtalem Global Education Inc. (“Adtalem,” “we,” “our,” or “us”) offers its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the Securities and Exchange Commission (“SEC”). Adtalem’s website is http://www.adtalem.com. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into our Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, or other documents we file with, or furnish to, the SEC.

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

As of June 30, 2018, Adtalem eliminated its U.S. Traditional Postsecondary reporting segment when Carrington College (“Carrington”) was placed into discontinued operations (see further details below under the heading “Divestiture of Carrington College”). As a result, Adtalem now has three reporting segments.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those statements concerning Adtalem’s expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements generally can be identified by phrases such as Adtalem Global Education or its management “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “could,” or other words or phrases of similar import which predict or indicate future events or trends or that are not statements of historical matters. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference are described throughout this report, including those in “Note 13: Commitments and Contingencies” to the Consolidated Financial Statements, “Item 1 – Legal Proceedings” and “Item 1A – Risk Factors,” and in the subsections of “Item 1 – Business” entitled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Seasonality” and “Employees” in our most recent Annual Report on Form 10-K for the year ending June 30, 2018 filed with the SEC on August 24, 2018 and our other filings with the SEC. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. All forward-looking statements set forth in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and should be considered in the context of the risk factors referred to above and discussed elsewhere in this Quarterly Report on Form 10-Q. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.

OVERVIEW

Adtalem’s financial results for the second quarter of fiscal year 2019 reflect a revenue increase of $8.4 million, or 2.7%, compared to the year-ago quarter, driven by increases in the Medical and Healthcare and Professional Education segments. These increases were partially offset by a decrease in revenue in the Technology and Business segment, which included a negative foreign currency exchange impact in Brazil. On a constant currency basis, revenue in the second quarter of fiscal year 2019 increased 6.2% compared to the year-ago quarter. Net income increased to $17.2 million in the second quarter of fiscal year 2019 compared to a net loss of $81.2 million in the year-ago quarter. Net income from continuing operations excluding special items decreased 11.4% in the second quarter of fiscal year 2019 compared to the year-ago quarter, driven by an increase in interest expense and operating income decreases in the Medical and Healthcare and Technology and Business segments. These decreases were partially offset by an increase in operating income in the Professional Education segment and cost reductions at home office. (See “Use of Non-GAAP Financial Information and Supplemental Reconciliation Schedule” below). Operational and financial highlights for the second quarter of fiscal year 2019 include:

•	On December 4, 2018, Adtalem completed the sale of its ownership of all the outstanding equity interests in U.S. Education Holdings LLC, the holding company of Carrington, to San Joaquin Valley College, Inc. (“SJVC”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement (“MIPA”), dated June 28, 2018. The equity interests were sold for deminimis consideration, subject to customary adjustments for working capital, resulting in a loss of $11.1 million recorded in discontinued operations in the second quarter of fiscal year 2019.

•	On December 11, 2018, Adtalem completed the sale of all of its right, title, and interest in and to the issued and outstanding shares of capital stock (the “Equity Interests”) of DeVry University, Inc. and DeVry/New York Inc. (collectively “DeVry University”) to Cogswell Education, LLC (“Cogswell”) under the terms of the Stock Purchase Agreement (“Purchase Agreement”) dated December 4, 2017. The Equity Interests were sold for deminimis consideration, subject to customary adjustments for working capital, resulting in a loss of $21.7 million recorded in discontinued operations in the second quarter of fiscal year 2019.

•	In December 2018, American University of the Caribbean School of Medicine (“AUC”) and Ross University School of Medicine (“RUSM”) received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria in fiscal year 2018 (see further details below under the heading “Hurricanes”). These proceeds produced a gain of $15.6 million, which was recorded in the second quarter of fiscal year 2019. AUC and RUSM have completed substantially all planned repairs and replacement of damaged facilities and equipment.

•	For the November 2018 session, total student enrollment at Chamberlain University (“Chamberlain”) increased 3.7%, compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations.

•	During the second quarter of fiscal year 2019, Adtalem recorded restructuring charges of $3.6 million primarily related to the impairment of the land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. On August 3, 2018, management announced its decision to relocate RUSM’s campus operations to Barbados and not return to Dominica. The land, buildings and equipment in Dominica have been fully impaired as management has determined the market value less the costs to sell the facilities or move the equipment is zero. In addition, Adtalem recorded restructuring charges related to real estate consolidations at Adtalem’s home office.

•	Adtalem continued its tenth share repurchase program by repurchasing a total of 1,131,124 shares of Adtalem’s common stock at an average cost of $50.18 per share during the second quarter of fiscal year 2019. On November 7, 2018, the Board of Directors of Adtalem approved the eleventh share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock, from time to time, through December 31, 2021. The new program will commence when the repurchases from the current program are complete, which is expected to occur in early calendar year 2019.

•	Adtalem’s financial position remained strong, generating $23.0 million of operating cash flow during the first six months of fiscal year 2019. As of December 31, 2018, cash and cash equivalents totaled $294.8 million and outstanding borrowings totaled $298.5 million.

HURRICANES

In September 2017, Hurricanes Irma and Maria caused damage and disrupted operations at AUC and RUSM. For the second quarter and first six months of fiscal year 2019, Adtalem recorded expense of $5.6 million and $12.5 million, respectively, associated with incremental costs of teaching at alternative sites. All of these costs were offset with insurance proceeds. For the second quarter and first six months of fiscal year 2018, Adtalem recorded expense of $30.3 million and $44.0 million, respectively, associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites. Insurance receivables of $30.5 million and $39.8 million were recorded for the second quarter and first six months of fiscal year 2018, respectively, to offset these expenses. The insurance receivables recorded in the first six months of fiscal year 2018 were net of insurance deductibles of $4.2 million, which were satisfied in full during the first quarter of fiscal year 2018.

Based upon damage assessments of the AUC and RUSM facilities, impairment write-downs of building, building improvements, furniture and equipment of $19.0 million and $29.9 million were recorded for the second quarter and first six months of fiscal year 2018, respectively. Insurance receivables of $19.0 million and $20.8 million were recorded for the second quarter and first six months of fiscal year 2018, respectively to offset these expenses. The insurance receivables recorded in the first six months of fiscal year 2018 were net of insurance deductibles of $9.1 million, which were satisfied in full during the first quarter of fiscal year 2018. No further asset impairments were recorded in fiscal year 2019.

As of December 31, 2018, AUC and RUSM have recorded cumulative expense of $75.7 million associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites, in addition to cumulative asset damage write-downs of building, building improvements, furniture and equipment of $31.0 million. Total costs to repair and replace damaged facilities and equipment were approximately $21.1 million to date, all of which were capitalized as of December 31, 2018. As of December 31, 2018, AUC and RUSM have received insurance proceeds of $110.0 million to fully cover the cumulative expense incurred for the evacuation process, temporary housing and transportation of students, faculty and staff, incremental costs of teaching at alternative sites, and asset damage write-downs of $106.7 million, less $12.3 million in deductibles, which were adjusted down in the second quarter of fiscal year 2019 from $13.4 million. This resulted in a pre-tax gain of $15.6 million recorded in the second quarter of fiscal year 2019. Of the proceeds received, $35.7 million were related to asset damages.

DIVESTITURE OF DEVRY UNIVERSITY

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell pursuant to the Purchase Agreement dated December 4, 2017. To support DeVry University’s future success, Adtalem transferred DeVry University with a working capital balance of $8.75 million at the closing date. In addition, Adtalem has agreed to indemnify Cogswell for certain losses including those related to certain pre-closing defense to repayment claims. The Purchase Agreement also includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow.

DeVry University was an operating segment and was previously included in our former U.S. Traditional Postsecondary reporting segment. Subject to the terms and conditions of the Purchase Agreement, DeVry University was sold in its entirety. Divesting DeVry University is a strategic shift in the operations of Adtalem. This segment offers principally bachelor’s and master’s degrees in technology and business in the U.S., and Adtalem exited this market with this disposition. Adtalem’s only other operating segment that grants primarily bachelor’s and master’s degrees is Chamberlain, and this institution’s degrees are in nursing and related medical fields. Selling the DeVry University operating segment reduces the organization’s dependence on government Title IV funds for its revenue, which is one of Adtalem’s important strategic goals. DeVry University was the legacy business of Adtalem and at one time accounted for the majority of its consolidated revenue and operating income. Disposal of this operating segment will have a significant effect on the operations and financial results of Adtalem (See “Note 2: Discontinued Operations”). DeVry University employs approximately 1,400 full-time faculty and staff and required significant home office administrative support, absorbing approximately 30% of all home office administrative costs.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we are classifying the DeVry University entity as “Held for Sale” and “Discontinued Operations.” As a result, all financial results, disclosures and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude DeVry University operations, unless otherwise noted.

DIVESTITURE OF CARRINGTON COLLEGE

On December 4, 2018, Adtalem completed the sale of Carrington to SJVC pursuant to the MIPA dated June 28, 2018. To support Carrington’s future success, Adtalem made a capital contribution of $7.5 million to Carrington, based on an agreed working capital balance of $11.5 million at the closing date.

Carrington was an operating segment and was previously included in our former U.S. Traditional Postsecondary reporting segment. Subject to the terms and conditions of the MIPA, Carrington was sold in its entirety. Divesting Carrington is a strategic shift in the operations of Adtalem. This segment offers principally career specific certificate or associate degree programs in the U.S., and Adtalem exited this market with this disposition. Selling the Carrington operating segment reduces the organization’s dependence on government Title IV funds for its revenue, which is one of Adtalem’s important strategic goals. Disposal of this operating segment will have a significant effect on the operations and financial results of Adtalem (See “Note 2: Discontinued Operations”). Carrington employs approximately 550 full-time faculty and staff and required home office administrative support, absorbing approximately 5% of all home office administrative costs.

In accordance with GAAP, we are classifying the Carrington entity as “Held for Sale” and “Discontinued Operations.” As a result, all financial results, disclosures and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude Carrington operations, unless otherwise noted.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the second quarter and first six months of fiscal year 2019, Adtalem recorded special items related to the following:

•	Restructuring charges related to the closing of the RUSM campus in Dominica, loss on sale charges at Adtalem Brazil related to the disposition of the Joao Pessoa institution, and real estate consolidations at Adtalem’s home office.
•	Insurance settlement gain related to the final insurance settlement related to Hurricanes Irma and Maria at AUC and RUSM.
•	Adjustments to the preliminary income tax charges related to the implementation of the Tax Cuts and Jobs Act of 2017 and tax charges related to the divestiture of DeVry University.

During the second quarter and first six months of fiscal year 2018, Adtalem recorded special items related to the following:

•	Restructuring charges primarily related to workforce reductions at Adtalem’s home office.
•	Income tax charges related to implementation of the Tax Cuts and Jobs Act of 2017.

The following table illustrates the effects of discontinued operations and special items on Adtalem’s net income (loss). Management believes that the non-GAAP disclosure of net income from continuing operations excluding special items and adjusted earnings per share excluding discontinued operations and special items provides investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations and is useful for period-over-period comparisons of such operations given the nature of discontinued operations, restructuring charges, insurance settlement gain and certain income tax charges. Adtalem uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, Adtalem’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net Income (Loss)	$17,295	$(81,156)	$7,765	$(68,371)
Earnings (Loss) per Share (diluted-2018, basic-2017)	$0.29	$(1.33)	$0.13	$(1.10)
Continuing Operations:
Restructuring Expense	$3,645	$1,426	$43,193	$2,563
Effect on Earnings per Share (diluted)	$0.06	$0.02	$0.71	$0.04
Insurance Settlement Gain	$(15,571)	$-	$(15,571)	$-
Effect on Earnings per Share (diluted)	$(0.26)	$-	$(0.26)	$-
Tax Cuts and Jobs Act of 2017 and Tax Charges Related to the Divestiture of DeVry University	$1,526	$101,196	$1,526	$101,196
Effect on Earnings per Share (diluted)	$0.03	$1.63	$0.03	$1.61
Income Tax Impact on Non-GAAP Adjustments (1)	$2,483	$(528)	$(4,969)	$(855)
Effect on Earnings per Share (diluted)	$0.04	$(0.01)	$(0.08)	$(0.01)
Discontinued Operations, net of tax	$35,123	$29,315	$39,830	$41,968
Effect on Earnings per Share (diluted-2018, basic-2017)	$0.59	$0.48	$0.66	$0.68
Net Income from Continuing Operations Excluding Special Items, net of tax	$44,501	$50,253	$71,774	$76,501
Earnings per Share from Continuing Operations
Excluding Special Items (diluted)	$0.74	$0.81	$1.18	$1.22
Shares used in Basic EPS calculation	NA	61,234	NA	62,009
Shares used in Diluted EPS calculation	60,000	62,023	60,598	62,705

(1) Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income (Loss) for the three and six months ended December 31, 2018 and 2017. Percentages may not add because of rounding.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	50.0%	51.1%	51.1%	55.0%
Student Services and Administrative Expense	31.6%	29.0%	33.0%	29.7%
Restructuring Expense	1.2%	0.5%	7.2%	0.4%
Insurance Settlement Gain	(4.9)%	0.0%	(2.6)%	0.0%
Total Operating Cost and Expense	77.8%	80.6%	88.7%	85.1%
Operating Income from Continuing Operations	22.2%	19.4%	11.3%	14.9%
Net Other Expense	(1.4)%	(0.4)%	(1.5)%	(0.2)%
Income from Continuing Operations Before Income Taxes	20.8%	19.1%	9.8%	14.8%
Income Tax Provision	(4.2)%	(35.8)%	(1.9)%	(19.1)%
Equity Method Investment Income (Loss)	0.0%	0.0%	0.0%	(0.0)%
Income (Loss) from Continuing Operations	16.6%	(16.7)%	7.9%	(4.3)%
Loss from Discontinued Operations, Net of Tax	(11.1)%	(9.5)%	(6.6)%	(7.0)%
Net Income (Loss)	5.5%	(26.2)%	1.3%	(11.3)%
Net Income Attributable to Noncontrolling Interest	(0.1)%	(0.1)%	(0.0)%	(0.1)%
Net Income (Loss) Attributable to Adtalem Global Education	5.5%	(26.3)%	1.3%	(11.4)%

REVENUE

All discussions of the results of operations exclude the results of DeVry University and Carrington, which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

The following tables present revenue by segment detailing the changes from the year-ago comparative periods including disclosures of the effect of acquisitions, Hurricanes Irma and Maria, and changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for the second quarter of fiscal year 2019 of $316.6 million increased 2.7%, or $8.4 million, compared to the year-ago quarter. For the first six months of fiscal year 2019, total consolidated revenue of $600.8 million decreased 0.1%, or $0.6 million, compared to the year-ago period. Revenue results by segment are discussed in more detail in the sections below.

	Three Months Ended December 31, 2018
	(in thousands)
Revenue:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$203,297	$30,359	$75,133	$(578)	$308,211
Organic Growth (Decline)	8,438	10,834	(2,242)	(230)	16,800
Effect of Acquisitions	-	949	474	-	1,423
Hurricane Impact	892	-	-	-	892
Effect of Currency Change	-	-	(10,732)	-	(10,732)
Fiscal Year 2019 as Reported	$212,627	$42,142	$62,633	$(808)	$316,594

Fiscal Year 2019 % Change:
Organic Growth (Decline)	4.2%	35.7%	(3.0)%	NM	5.5%
Effect of Acquisitions	-	3.1%	0.6%	NM	0.5%
Hurricane Impact	0.4%	-	-	NM	0.3%
Constant Currency	4.6%	38.8%	(2.4)%	NM	6.2%
Effect of Currency Change	-	-	(14.3)%	NM	(3.5)%
Fiscal Year 2019 % Change as Reported	4.6%	38.8%	(16.6)%	NM	2.7%

	Six Months Ended December 31, 2018
	(in thousands)
Revenue:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$394,582	$70,401	$137,572	$(1,201)	$601,354
Organic Growth (Decline)	11,909	5,496	(5,464)	(414)	11,527
Effect of Acquisitions	-	1,891	1,100	-	2,991
Hurricane Impact	8,236	-	-	-	8,236
Effect of Currency Change	-	-	(23,324)	-	(23,324)
Fiscal Year 2019 as Reported	$414,727	$77,788	$109,884	$(1,615)	$600,784

Fiscal Year 2019 % Change:
Organic Growth (Decline)	3.0%	7.8%	(4.0)%	NM	1.9%
Effect of Acquisitions	-	2.7%	0.8%	NM	0.5%
Hurricane Impact	2.1%	-	-	NM	1.4%
Constant Currency	5.1%	10.5%	(3.2)%	NM	3.8%
Effect of Currency Change	-	-	(17.0)%	NM	(3.9)%
Fiscal Year 2019 % Change as Reported	5.1%	10.5%	(20.1)%	NM	(0.1)%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 4.6%, or $9.3 million, to $212.6 million in the second quarter and increased 5.1%, or $20.1 million, to $414.7 million in the first six months of fiscal year 2019 compared to the year-ago periods. In September 2017, Hurricanes Irma and Maria forced shut-downs of basic science academic instruction at AUC and RUSM, respectively, resulting in a revenue loss in the second quarter and the first six months of fiscal year 2018 of $0.9 million and $8.2 million, respectively. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain

Chamberlain Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2019
Term	July 2018	Sept. 2018	Nov. 2018	Jan. 2019
New Students	2,523	5,435	2,617	4,759
% Change from Prior Year	1.0%	9.5%	(6.7)%	6.4%
Total Students	28,037	31,295	30,833	32,354
% Change from Prior Year	4.6%	4.1%	3.7%	3.3%

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018	May 2018
New Students	2,497	4,962	2,806	4,472	2,830	3,896
% Change from Prior Year	16.5%	(0.8)%	5.5%	6.9%	4.3%	3.1%
Total Students	26,811	30,062	29,719	31,333	31,053	30,309
% Change from Prior Year	6.3%	4.5%	5.1%	5.2%	4.5%	4.7%

Chamberlain revenue increased 6.2%, or $7.2 million, to $122.2 million in the second quarter and increased 3.0%, or $6.9 million, to $235.9 million in the first six months of fiscal year 2019 compared to the year-ago periods, driven primarily by total enrollment increases. In the current fiscal year combined terms, the improved new and total student enrollment was primarily the result of higher enrollment in all tracks of the Master of Science in Nursing (“MSN”) degree, the campus-based Bachelor of Science of Nursing (“BSN”) program and the Doctorate of Nursing Practice (“DNP”) program. These were partially offset by a decline in new and total student enrollment for the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) completion option.

Chamberlain currently operates 21 campuses in 15 states. Chamberlain’s newest campus, in New Orleans, Louisiana, began instruction in May 2018.

Tuition Rates:

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

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2019
Term	Sept. 2018	Jan. 2019
New Students	889	471
% Change from Prior Year	9.5%	(8.5)%
Total Students	5,887	5,548
% Change from Prior Year	2.5%	(6.6)%

	Fiscal Year 2018
Term	Sept. 2017	Jan. 2018	May 2018
New Students	812	515	499
% Change from Prior Year	0.7%	11.5%	9.0%
Total Students	5,744	5,938	5,556
% Change from Prior Year	(6.9)%	1.3%	1.2%

The medical and veterinary schools’ revenue increased 2.4%, or $2.2 million, to $90.4 million in the second quarter and increased 8.0%, or $13.2 million, to $178.8 million in the first six months of fiscal year 2019 compared to the year-ago periods. A significant driver of these increases was $0.9 million and $8.2 million in lost revenue at AUC and RUSM (together the medical schools) for the second quarter and first six months of fiscal year 2018, respectively, as a result of Hurricanes Irma and Maria and the resulting postponement of the September 2017 semester’s basic science academic instruction at the medical schools, along with students withdrawing due to these disruptions. Additional drivers of the second quarter of fiscal year 2019 revenue increase were tuition price increases at the medical and veterinary schools along with total enrollment increases. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, and improving the effectiveness of marketing strategies by restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year.

New and total student enrollment increases in the September 2018 term were positively influenced by lower comparable enrollment in the September 2017 term due to the effects of the hurricanes at the medical schools. The January 2019 new student enrollment decline at the medical schools was negatively influenced by a high number of new students in the January 2018 term that had previously enrolled in September 2017, but did not start due to hurricanes. The new student enrollment increase in the September 2018 term also benefitted from improved effectiveness of marketing and recruiting strategies at RUSM and RUSVM. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, heightened competition may adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs.

In January 2019, RUSM moved its basic science instruction to a new location in Barbados. The academic facility is located in Bridgetown, and student housing is located close to the academic facility in the parish of Christ Church at an existing housing community that includes amenities, student services and convenient transportation to campus.

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

Professional Education

Revenue in the Professional Education segment increased 38.8%, or $11.8 million, to $42.1 million in the second quarter and increased 10.5%, or $7.4 million, to $77.8 million in the first six months of fiscal year 2019 compared to the year-ago periods. The increase in the second quarter of fiscal year 2019 is driven by revenue growth at the Association of Certified Anti-Money Laundering Specialists (“ACAMS”) partially due to the timing of its largest conference of the year taking place in the second quarter of fiscal year 2019 compared to the conference taking place in the first quarter in fiscal year 2018. ACAMS’s membership has increased to over 70,000 as of December 31, 2018, which is an increase of more than 88% since Adtalem acquired ACAMS in July 2016, and has been driven by strong growth in the Asia Pacific region as well as expansion in business-to-business partnerships in Europe. Revenue also increased at Becker in the second quarter and the first six months of fiscal year 2019, as improved effectiveness of marketing strategies led to an increase in the number of CPA exam candidates purchasing the Becker Exam Review Course compared to the year-ago periods.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of Adtalem Brazil, decreased 16.6%, or $12.5 million, to $62.6 million in the second quarter and decreased 20.1%, or $27.7 million, to $109.9 million in the first six months of fiscal year 2019 compared to the year-ago periods. The decrease in value of the Brazilian Real compared to the U.S. dollar decreased reported revenue in the second quarter and first six months of fiscal year 2019 by $10.7 million and $23.3 million, respectively, compared to the year-ago periods. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis, revenue decreased by 2.4% and 3.2% in the second quarter and first six months of fiscal year 2019, respectively, compared to the year-ago periods. The decreases were partially driven by the higher discounting necessary to offset the effect of reductions in the “Programa Universidade para Todos” or “University for All Program” (“PROUNI”) and the “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) programs, along with increased competition. See below for further discussion of the changes in the FIES program. Additionally, declines in the number of students enrolled in law exam test preparation courses partially drove the revenue decreases. These declines are related to changes in the exam resulting in lower pass rates for the first level of the exam, which lowered demand for preparation courses for the subsequent level.

Brazil’s economy presented challenges for enrollment growth and created pricing pressures in the education sector. Adtalem Brazil’s revenue results have been negatively impacted by these conditions as well as reductions in the FIES program and increased competition. Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As of December 31, 2018, approximately 18% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 18% of Adtalem Brazil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, the changes enacted during fiscal year 2018 reducing the number of FIES contracts available for grant by approximately 31% to all higher education institutions in Brazil, have impacted Adtalem Brazil’s growth. Adtalem Brazil institutions have increased efforts to attract more non-FIES students in order to diversify their payer mix. Also, Adtalem Brazil is working with private lenders to increase funding sources for prospective students. Management believes Adtalem Brazil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing FIES loans. Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, Adtalem Brazil’s ability to grow its student enrollment may be further impacted.

Key trends for Adtalem Brazil are set forth below.

Adtalem Brazil Student Enrollment:

	Fiscal Year 2019	Fiscal Year 2018
Term	Sept. 2018	Sept. 2017	Mar. 2018
New Students	17,956	14,507	23,367
% Change over Prior Year	23.8%	(8.7)%	3.7%
Total Students	81,088	78,340	75,700
% Change over Prior Year	3.5%	1.9%	(4.9)%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in test preparation programs at Damásio Educacional (“Damasio”). The November 2017 acquisition of São Judas Tadeu (“SJT”) did not affect the fiscal year 2019 or 2018 enrollment figures because these medical test preparation students are also excluded from reported enrollment. The increase in new and total student enrollment in the September 2018 term is driven primarily by increases in online enrollment and tuition discounting. This enrollment increase is not driving higher revenue due to lower tuition pricing of the online programs.

The Brazilian government recently changed regulations on opening and operating distance learning in the country. The approval process for launching online facilities was streamlined, making this segment more economically attractive to larger institutions. Adtalem Brazil began offering several bachelor’s and associate degree programs via distance learning in February 2018. These programs are offered under the Wyden Online brand. They are delivered through the Damasio network of over 200 learning centers, which currently has the infrastructure and staff necessary to support distance learning degrees. These online programs are not currently a significant contributor to Adtalem Brazil’s revenue.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities and the provision for bad debts.

	Three Months Ended December 31, 2018
	(in thousands)
Cost of Educational Services:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$101,597	$5,844	$48,045	$1,957	$157,443
Cost Increase (Reduction)	7,300	2,822	(1,225)	(2,106)	6,791
Effect of Acquisitions	-	418	226	-	644
Hurricane Impact	245	-	-	-	245
Effect of Currency Change	-	-	(6,891)	-	(6,891)
Fiscal Year 2019 as Reported	$109,142	$9,084	$40,155	$(149)	$158,232

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	7.2%	48.3%	(2.5)%	NM	4.3%
Effect of Acquisitions	-	7.2%	0.5%	NM	0.4%
Hurricane Impact	0.2%	-	-	NM	0.2%
Constant Currency	7.4%	55.4%	(2.1)%	NM	4.9%
Effect of Currency Change	-	-	(14.3)%	NM	(4.4)%
Fiscal Year 2019 % Change as Reported	7.4%	55.4%	(16.4)%	NM	0.5%

	Six Months Ended December 31, 2018
	(in thousands)
Cost of Educational Services:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$218,066	$13,264	$95,392	$3,897	$330,619
Cost Increase (Reduction)	10,088	933	(2,768)	(4,096)	4,157
Effect of Acquisitions	-	831	627	-	1,458
Hurricane Impact	(13,372)	-	-	-	(13,372)
Effect of Currency Change	-	-	(15,977)	-	(15,977)
Fiscal Year 2019 as Reported	$214,782	$15,028	$77,274	$(199)	$306,885

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	4.6%	7.0%	(2.9)%	NM	1.3%
Effect of Acquisitions	-	6.3%	0.7%	NM	0.4%
Hurricane Impact	(6.1)%	-	-	NM	(4.0)%
Constant Currency	(1.5)%	13.3%	(2.2)%	NM	(2.3)%
Effect of Currency Change	-	-	(16.7)%	NM	(4.8)%
Fiscal Year 2019 % Change as Reported	(1.5)%	13.3%	(19.0)%	NM	(7.2)%

Cost of Educational Services increased 0.5%, or $0.8 million, to $158.2 million in the second quarter and decreased 7.2%, or $23.7 million, to $306.9 million in the first six months of fiscal year 2019 compared to the year-ago periods. Excluding the effect of the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services increased 4.9%, or $7.7 million, in the second quarter and decreased 2.3%, or $7.8 million, in the first six months of fiscal year 2019 compared to the year-ago periods. Prior year expense in the first six months of fiscal year 2018 also included a $13.4 million charge representing the deductibles under insurance policies, incurred for facility and equipment impairment write-offs and the evacuations of AUC and RUSM students, faculty and staff in the wakes of Hurricanes Irma and Maria. Cost increases at the medical schools in fiscal year 2019, excluding the insurance deductibles in fiscal year 2018, were partially driven by AUC’s return to normal level of expenses of operating in St. Maarten. Costs in fiscal year 2018 were reduced as teaching operations were moved to an alternate site. In addition, expenses increased in fiscal year 2019 due to increased investment in growth in the Medical and Healthcare and Professional Education segments partially offset with cost reduction measures in the Technology and Business segment.

As a percentage of revenue, Cost of Educational Services was 50.0% and 51.1% in the second quarter and first six months of fiscal year 2019, respectively, compared to 51.1% and 55.0%, respectively, during the year-ago periods. The decrease in the percentage in the second quarter and the first six months of fiscal year 2019 was primarily the result of the cost reduction efforts across all institutions and the result of the negative effects on revenue and expense from Hurricanes Irma and Maria during the second quarter and first six months of fiscal year 2018.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

	Three Months Ended December 31, 2018
	(in thousands)
Student Services and Administrative Expense:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$46,652	$22,322	$13,097	$7,352	$89,423
Cost Increase (Reduction)	9,312	288	2,487	(649)	11,438
Effect of Acquisitions	-	815	7	-	822
Effect of Currency Change	-	-	(1,694)	-	(1,694)
Fiscal Year 2019 as Reported	$55,964	$23,425	$13,897	$6,703	$99,989

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	20.0%	1.3%	19.0%	NM	12.8%
Effect of Acquisitions	-	3.7%	0.1%	NM	0.9%
Constant Currency	20.0%	4.9%	19.0%	NM	13.7%
Effect of Currency Change	-	-	(12.9)%	NM	(1.9)%
Fiscal Year 2019 % Change as Reported	20.0%	4.9%	6.1%	NM	11.8%

	Six Months Ended December 31, 2018
	(in thousands)
Student Services and Administrative Expense:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$95,124	$44,437	$26,329	$12,477	$178,367
Cost Increase (Reduction)	16,628	2,391	4,173	(818)	22,374
Effect of Acquisitions	-	1,548	23	-	1,571
Effect of Currency Change	-	-	(3,826)	-	(3,826)
Fiscal Year 2019 as Reported	$111,752	$48,376	$26,699	$11,659	$198,486

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	17.5%	5.4%	15.8%	NM	12.5%
Effect of Acquisitions	-	3.5%	0.1%	NM	0.9%
Constant Currency	17.5%	8.9%	15.9%	NM	13.4%
Effect of Currency Change	-	-	(14.5)%	NM	(2.1)%
Fiscal Year 2019 % Change as Reported	17.5%	8.9%	1.4%	NM	11.3%

Student Services and Administrative Expense increased 11.8%, or $10.6 million, to $100.0 million in the second quarter and increased 11.3%, or $20.1 million, to $198.5 million in the first six months of fiscal year 2019 compared to the year-ago periods. Excluding the effect of the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense increased 13.7%, or $12.3 million, in the second quarter and increased 13.4%, or $23.9 million, in the first six months of fiscal year 2019 compared to the year-ago periods. Cost increases to support growth at the medical and veterinary schools, Chamberlain, ACAMS and Adtalem Brazil were the main drivers of the increase in costs. Approximately $8.5 million and $17.7 million of the increase in the second quarter and the first six months of fiscal year 2019, respectively, was due to costs reallocated to continuing operations from DeVry University and Carrington. Amortization of finite-lived intangible assets decreased by 13.6%, or $0.3 million, in the second quarter and decreased by 14.5%, or $0.7 million, in the first six months of fiscal year 2019 compared to the year-ago periods. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense was 31.6% and 33.0% in the second quarter and first six months of fiscal year 2019, respectively, compared to 29.0% and 29.7%, respectively, during the year-ago periods. The growth support and the reallocation of home office expense to continuing operations noted above, along with reduced revenue, particularly at Adtalem Brazil, resulted in the increase in this percentage.

Restructuring Expense

During the second quarter and first six months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. On August 3, 2018, management announced its decision to relocate RUSM’s campus operations to Barbados and not return to Dominica. The land, buildings and equipment in Dominica have been fully impaired as management has determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 3: Summary of Significant Accounting Policies” to the Consolidated Financial Statements). In addition, during the second quarter and first six months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to real estate consolidations at Adtalem’s home office. During the second quarter and first six months of fiscal year 2018, Adtalem recorded restructuring charges primarily related to workforce reductions and real estate consolidations at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, as a result of reducing Adtalem’s workforce by 201 and 40 positions in the first six months of fiscal year 2019 and 2018, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 14: Segment Information” to the Consolidated Financial Statements. Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$2,389	$56	$2,445	$40,143	$1,317	$41,460
Technology and Business	110	-	110	185	-	185
Home Office and Other	968	122	1,090	1,477	71	1,548
Total	$3,467	$178	$3,645	$41,805	$1,388	$43,193

	Three Months Ended December 31, 2017			Six Months Ended December 31, 2017
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$-	$-	$-	$26	$86	$112
Home Office and Other	160	1,266	1,426	(465)	2,916	2,451
Total	$160	$1,266	$1,426	$(439)	$3,002	$2,563

Cash payments for restructuring charges were $13.6 million in the first six months of fiscal year 2019. The remaining accrual for these charges is $28.2 million as of December 31, 2018. The balance is expected to be paid out for periods of up to 7 years. Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2019 as Adtalem continues to reduce home office costs.

Insurance Settlement Gain

In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria in fiscal year 2018. AUC and RUSM have completed substantially all planned repairs and replacement of damaged facilities and equipment. AUC and RUSM received total insurance proceeds of $110.0 million to fully cover the cumulative expense incurred for the evacuation process, temporary housing and transportation of students, faculty and staff, incremental costs of teaching at alternative sites, and cumulative impairment write-downs. These costs totaled $106.7 million, less $12.3 million in deductibles, which were adjusted in the second quarter of fiscal year 2019 from $13.4 million recorded in the first quarter of fiscal year 2018. The resulting gain of $15.6 million was recorded in the second quarter of fiscal year 2019.

OPERATING INCOME FROM CONTINUING OPERATIONS

Total consolidated operating income from continuing operations increased 17.3%, or $10.4 million, to $70.3 million in the second quarter and decreased 24.5%, or $22.0 million, to $67.8 million in the first six months of fiscal year 2019 compared to the year-ago periods. Excluding the effect of the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated operating income from continuing operations increased 20.9%, or $12.5 million, in the second quarter and decreased 20.6%, or $18.5 million, in the first six months of fiscal year 2019 compared to the year-ago periods.

The primary driver of the increased operating income from continuing operations in the second quarter of fiscal year 2019 was the $15.6 million hurricane insurance settlement gain. Excluding the effect of the currency change, the insurance settlement gain and the increase in restructuring expense of $2.2 million, consolidated operating income from continuing operations decreased $0.8 million, or 1.3%, in the second quarter of fiscal year 2019 compared to the year-ago quarter. The primary drivers of the decrease were the $8.5 million increase in home office costs reallocated to continuing operations, increased marketing costs at Adtalem Brazil, and the return to normal level of expense at AUC as operations returned to St. Maarten. These decreases were partially offset with increased revenue at Professional Education and reduced home office costs.

The primary driver of the decreased operating income from continuing operations in the first six months of fiscal year 2019 was the $40.6 million increase in restructuring expense, partially offset with the $15.6 million hurricane insurance settlement gain. Excluding the effect the currency change, the hurricane insurance settlement gain in fiscal year 2019, and the effects of the hurricanes and the restructuring expense in both fiscal years 2019 and 2018, consolidated operating income from continuing operations decreased $15.0 million, or 13.2%, in the first six months of fiscal year 2019 compared to the year-ago period. The primary driver of this decrease was the $17.7 million increase in home office costs reallocated to continuing operations. This increase was partially offset with reduced home office costs.

	Three Months Ended December 31, 2018
	(in thousands)
Operating Income (Loss):	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$55,047	$2,193	$13,991	$(11,312)	$59,919
Organic Change	(8,173)	7,724	(3,504)	2,524	(1,429)
Effect of Acquisitions	-	(284)	241	-	(43)
Hurricane Impact	647	-	-	-	647
Restructuring Expense Change	(2,445)	-	(110)	336	(2,219)
Insurance Settlement Gain	15,571	-	-	-	15,571
Effect of Currency Change	-	-	(2,147)	-	(2,147)
Fiscal Year 2019 as Reported	$60,647	$9,633	$8,471	$(8,452)	$70,299

	Six Months Ended December 31, 2018
	(in thousands)
Operating Income (Loss):	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$81,279	$12,700	$15,852	$(20,026)	$89,805
Organic Change	(14,807)	2,171	(6,870)	4,502	(15,004)
Effect of Acquisitions	-	(488)	450	-	(38)
Hurricane Impact	21,608	-	-	-	21,608
Restructuring Expense Change	(41,348)	-	(185)	903	(40,630)
Insurance Settlement Gain	15,571	-	-	-	15,571
Effect of Currency Change	-	-	(3,521)	-	(3,521)
Fiscal Year 2019 as Reported	$62,303	$14,383	$5,726	$(14,621)	$67,791

Medical and Healthcare

Medical and Healthcare segment operating income increased 10.2%, or $5.6 million, to $60.6 million in the second quarter and decreased 23.3%, or $19.0 million, to $62.3 million in the first six months of fiscal year 2019 compared to the year-ago periods. Excluding the restructuring charges, the effects of Hurricanes Irma and Maria and the hurricane insurance settlement gain, segment operating income decreased 14.8%, or $8.2 million, to $46.9 million in the second quarter and decreased 18.2%, or $14.8 million, to $66.5 million in the first six months of fiscal year 2019 compared to the year-ago periods. The primary drivers of the decrease in operating income in the second quarter and first six months of fiscal year 2019 relate to cost increases to support future growth including $6.0 million and $12.5 million, respectively, in home office costs reallocated to continuing operations and the return to a normal level of expense at AUC as operations returned to St. Maarten.

Professional Education

Professional Education segment operating income increased 339.3%, or $7.4 million, to $9.6 million in the second quarter and increased 13.3%, or $1.7 million, to $14.4 million in the first six months of fiscal year 2019 compared to the year-ago periods. The primary driver of the increase in operating income in the second quarter of fiscal year 2019 was a revenue increase at ACAMS primarily due to the timing of its largest conference of the year taking place in the second quarter of fiscal year 2019 compared to the conference taking place in the first quarter in fiscal year 2018. Operating income also increased at Becker as improved effectiveness of marketing strategies resulted in more CPA exam candidates purchasing the Becker CPA Exam Review Course compared to the year-ago periods. These increases were partially offset by cost increases to support future growth in the second quarter and first six months of fiscal year 2019, including $1.4 million and $3.0 million, respectively, in home office costs reallocated to continuing operations.

Technology and Business

Technology and Business segment operating income decreased 39.5%, or $5.5 million, to $8.5 million in the second quarter and decreased 63.9%, or $10.1 million, to $5.7 million in the first six months of fiscal year 2019 compared to the year-ago periods. Operating income was reduced by the effect of exchange rate changes by $2.1 million and $3.5 million in the second quarter and first six months of fiscal year 2019, respectively. The decreased operating income on a constant currency basis was primarily driven by higher discounting and increased student recruiting costs in the second quarter and first six months of fiscal year 2019 compared to the year-ago periods. In addition, costs increased to support future growth in the second quarter and first six months of fiscal year 2019, including $1.1 million and $2.2 million, respectively, in home office costs reallocated to continuing operations.

NET OTHER EXPENSE

Net other expense in the second quarter and first six months of fiscal year 2019 was $4.5 million and $8.8 million, respectively, compared to net other expense of $1.1 million and $0.9 million, respectively, in the year-ago periods. The net other expense increases were primarily the result of increased borrowings under Adtalem’s Credit Facility (as defined herein), as well as the result of implementing ASU 2016-01 which requires investment gains and losses in available-for-sale equity investments to be reported in the income statement, rather than as previously disclosed in accumulated other comprehensive income. See “Note 12: Debt” and “Note 3: Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further details.

INCOME TAXES

The effective tax rate on income from continuing operations was 20.0% in the second quarter and 19.1% in the first six months of fiscal year 2019, compared to 202.0% on income from continuing operations in the second quarter and 141.2% in the first six months of fiscal year 2018. Tax expense in the second quarter of fiscal year 2019 included a special item related to one-time impacts from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and various impacts due to the sale of DeVry University. The effective tax rates on income from continuing operations excluding tax expense related to special items were 17.7% in the second quarter and 16.5% in the first six months of fiscal year 2019. Also, tax expense in the second quarter of fiscal year 2018 included a special item of $101.2 million related to the Tax Act. The effective tax rates on income from continuing operations excluding special items were 15.6% in the second quarter and 15.0% in the first six months of fiscal year 2018. This increase in fiscal year 2019 primarily reflects a lower U.S. tax rate resulting from the Tax Act, offset by higher additional expense from provisions of the Tax Act that were effective beginning in fiscal year 2019 and a decrease in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings. The provisions from the Tax Act impacting fiscal year 2019 include a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), a limitation of certain executive compensation, and the repeal of the domestic production activity deduction. We have elected to account for GILTI as a period cost. The effective tax rate includes estimates of these new provisions. Our estimates may be revised in future periods as we obtain additional data and any new regulations or guidance is released.

Four of Adtalem’s operating units, AUC, which operates in St. Maarten, RUSM, which operated in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. On August 3, 2018, Adtalem announced plans to permanently relocate RUSM from Dominica to Barbados. RUSM has negotiated an agreement with the Barbados government that exempts it from local income taxation until 2039. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in “Programa Universidade para Todos” or “University for All Program” (“PROUNI”), a Brazilian program for providing scholarships to a portion of its undergraduate students.

Adtalem has completed its accounting for the tax effects of the enactment of the Tax Act. The SEC has issued rules that allowed for a measurement period of up to one year after the enactment date of the legislation to finalize the recording of the related tax impacts. As that period has now ended, we have finalized the calculations of the Tax Act’s impacts previously recorded in the second and fourth quarters of fiscal year 2018 with an immaterial adjustment in the second quarter of fiscal year 2019.

DISCONTINUED OPERATIONS

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See “Note 2: Discontinued Operations” to the Consolidated Financial Statements for further information. The divestiture of both of these operations was completed in the second quarter of fiscal year 2019. As a result, management will discontinue discussion of the DeVry University and Carrington operating results with this Quarterly Report on Form 10-Q as comparable results are no longer meaningful.

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

The following table summarizes Adtalem’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for fiscal years 2018 and 2017.

	Fiscal Year
	2018	2017
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	46%	47%
Brazil FIES Public Loan Program	6%	7%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	47%	45%
Total	100%	100%

The table above excludes DeVry University and Carrington revenue. The increase in the “Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other” funding source is the result of management’s efforts to reduce Adtalem’s funding provided by U.S. federal and Brazilian FIES sources.

The pattern of cash receipts during the year is seasonal. Adtalem’s cash collections on accounts receivable peak at the start of each institution’s term. Accounts receivable reach their lowest level at the end of each term, dropping to the lowest point at the end of December.

Adtalem’s consolidated cash balances of $294.8 million as of December 31, 2018 included $116.5 million of cash attributable to Adtalem’s international operations. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, only cash held by the subsidiaries of Brazil will not be available for general company purposes. As of December 31, 2018, the cash balance attributable to operations in Brazil was $86.5 million. Management does not believe this policy will adversely affect Adtalem’s overall liquidity.

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

If the U.S. Department of Education (“ED”) determines that we have failed to demonstrate either financial responsibility or administrative capability in any pending program review, or otherwise determines that an institution has violated the terms of its Program Participation Agreement (“PPA”), we could be subject to sanctions including: fines, penalties, reimbursement for discharged loan obligations, a requirement to post a letter of credit and/or suspension or termination of our eligibility to participate in the Title IV programs.

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University agreed to certain compliance requirements regarding its past and future advertising, that DeVry University’s participation in Title IV programs is subject to provisional certification for five years and that DeVry University is required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit continues to be posted by Adtalem following the closing of the sale of DeVry University, reduces Adtalem’s borrowing capacity dollar-for-dollar under its Credit Facility.

In December 2018, ED approved our request for RUSM to maintain Title IV eligibility at RUSM’s new location in Barbados, beginning with the January 2019 semester. The academic facility is located in Bridgetown. Student housing is located close to the academic facility in the parish of Christ Church at an existing housing community that includes amenities, student services and convenient transportation to campus.

ED regulations known as its “gainful employment” (“GE”) regulations, which became effective July 1, 2015, define which private-sector programs prepare students for gainful employment in a recognized profession and are therefore eligible for Title IV funding. ED announced a negotiated rulemaking process on June 16, 2017 to substantially revise the GE regulations and held rulemaking sessions beginning December 2017 through March 2018. Draft regulations rescinding the GE regulations have been published by ED; ED allowed for a 30-day comment period and publication of the final, revised GE regulations is pending.

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

Final accountability measures for the 2014-2015 academic year were released to institutions on January 8, 2017. The only Adtalem Title IV-participating program classification that did not pass the GE metric was RUSVM’s Doctor of Veterinary Medicine (“DVM”) program, which was considered to be in the zone. Required warnings were provided in February 2017 to enrolled and prospective RUSVM DVM students. Enrollment in this GE program zone classification represents 4% of total enrollment in the Medical and Healthcare reporting segment, which is the sole Adtalem Title IV-participating reporting segment, and $42 million of Title IV revenue during the six months ended December 31, 2018 and $76 million during the year ended June 30, 2018.

Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years under the current GE structure. This is possible notwithstanding strong student outcomes and very low Cohort Default Rates for RUSVM graduates (0.7% for fiscal year 2015, the latest 3-year cohort period for which official data is available). If the GE regulations and guidance are not changed prior to the Department’s issuance of GE rates for the 2015-2016 and 2016-2017 years, and RUSVM’s veterinary program is determined by ED to be in the zone for those years, RUSVM would be required to issue warnings to students that Title IV funding may no longer be available to students attending RUSVM. If the GE regulations are unchanged and RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2018 and 2017.

	Fiscal Year
	2018	2017
Chamberlain University	62%	63%
American University of the Caribbean School of Medicine	74%	80%
Ross University School of Medicine	81%	82%
Ross University School of Veterinary Medicine	82%	83%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its four Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third party review report that has been made publicly available, Adtalem’s institutions have met this lower threshold for fiscal year 2018. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $0.8 million, $0.3 million and zero was held in restricted bank accounts at December 31, 2018, June 30, 2018 and December 31, 2017, respectively.

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Six Months Ended December 31,
	2018	2017
Net Income (Loss) from Continuing Operations	$47,751	$(25,898)
Non-cash Items	89,761	74,268
Changes in Assets and Liabilities	(106,386)	(3,003)
Net Cash Provided by Operating Activities-Continuing Operations	$31,126	$45,367

Cash generated from operating activities for continuing operations in the first six months of fiscal year 2019 was $31.1 million compared to $45.4 million in the year-ago period. Net income from continuing operations increased by $73.6 million in the first six months of fiscal year 2019 compared to the year-ago period. The increase in non-cash items of $15.5 million in the first six months of fiscal year 2019 compared to the year-ago period was the result of the following:

•	An increase of $10.8 million in depreciation and write-offs of building, building improvements, leasehold improvements, furniture and equipment. This was primarily the result of recording $40.1 million in impairment write-downs of land, buildings and equipment at RUSM’s Dominica campus in the first six months of fiscal year 2019, compared to $29.9 million in impairment write-downs of building, building improvements, furniture and equipment at AUC and RUSM from damage caused by Hurricanes Irma and Maria in the first six months of fiscal year 2018.
•	An increase of $0.4 million in amortization of deferred debt issuance costs related to costs of the new Credit Agreement (defined herein).
•	A decrease of $1.7 million in provision for bad debts due to improved collections of accounts receivable primarily at Chamberlain.
•	A decrease of $1.4 million in stock-based compensation expense.

•	A decrease of $0.7 million in amortization expense of intangible assets.
•	An increase of $22.5 million in the deferred income tax provision related to the timing of deductions.
•	An increase in realized and unrealized loss on investments of $1.1 million.
•	An increase in insurance settlement gain of $15.6 million. This gain resulted from final settlement of hurricane claims which were in excess of expense recorded for hurricane related evacuation processes, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites. The excess funds were applied against capital repairs and replacement, which requires classification of the proceeds as an investing activity.

Changes in Assets and Liabilities from June 30, 2018 consisted of the following:

•	The decrease in cash flows in the first six months of fiscal year 2019 due to changes in net prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable was $76.2 million more than the combined change in the year-ago period driven by a one-time Tax Reform and Jobs Act accrual of $101.2 million in the prior year partially offset by a $30.5 million insurance reimbursement receivable in the prior year. These one-time events do not reoccur in the current fiscal year. In the current fiscal year, the receipt of $20.1 million from the insurance reimbursement receivable was reclassified to investing activity in the Consolidated Statements of Cash Flows. In addition, prepaid income taxes increased by $20.7 million in the current fiscal year compared to a decrease of $1.8 million in the year-ago period, related to the timing of income tax payments. Other offsets result in changes from the timing of the period-end relative to Adtalem’s payroll and bill payment cycles.

•	The decrease in cash flows in the first six months of fiscal year 2019 in combined accounts receivable (excluding the provisions for bad debts) and deferred revenue was $27.2 million larger than the combined decrease in the year-ago period. The main driver of this change was lower deferred revenue balances.

Cash Used in Investing Activities

Capital expenditures in the first six months of fiscal year 2019 were $35.4 million compared to $31.5 million in the year-ago period. The increase in capital expenditures includes spending for relocating RUSM’s campus from Dominica to Barbados and hurricane-related spending to repair the AUC and RUSM-Dominica campuses.

Capital spending for the remainder of fiscal year 2019 will support continued investment at RUSM’s new Barbados campus, new campus development at Chamberlain and moderate facility improvements at Adtalem Brazil. Management anticipates full fiscal year 2019 capital spending to be in the $65 million to $70 million range, including approximately $20 million to $25 million for the relocation of RUSM to Barbados.

In the second quarter of fiscal year 2019, AUC and RUSM received the final insurance proceeds in settlement of claims made related to Hurricanes Irma and Maria. The total proceeds received from insurance settlements were in excess of expense recorded for hurricane-related evacuation processes, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites, less deductibles. The resulting excess proceeds of $35.7 million were applied against asset damages and capital repairs and replacement, which requires classification of the gain as an investing activity.

On November 1, 2017, Adtalem Brazil completed the acquisition of São Judas Tadeu (“SJT”). Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $6.0 million in cash, in exchange for 100% of the stock of SJT. Approximately $1.0 million of payments were made in the second quarter of fiscal year 2018, with additional aggregate payments of approximately $5.0 million required over the succeeding four years. SJT offers medical doctor specialty test preparation and currently serves approximately 2,700 students located in São Paulo. The acquisition of SJT added a new product offering to Adtalem Brazil’s test preparation business.

On December 4, 2018, Adtalem completed the sale of its ownership of all the outstanding equity interests in U.S. Education Holdings LLC, the holding company of Carrington, to SJVC, pursuant to the terms and conditions of the MIPA, dated June 28, 2018. The equity interests were sold for deminimis consideration, subject to customary adjustments for working capital and required transfer of $9.9 million of cash and restricted cash balances in the second quarter of fiscal year 2019.

On December 11, 2018, Adtalem completed the sale of the Equity Interests of DeVry University to Cogswell under the terms of the Purchase Agreement dated December 4, 2017. The Equity Interests were sold for deminimis consideration, subject to customary adjustments for working capital and required transfer of $39.0 million of cash and restricted cash balances in the second quarter of fiscal year 2019. In connection with the completion of the sale, Adtalem loaned $10.0 million to DeVry University under the terms of the promissory note, dated December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022.

Cash Used in Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Six Months Ended December 31,
	2018	2017
Proceeds from Exercise of Stock Options	$16,784	$9,582
Repurchase of Common Stock for Treasury	(115,933)	(93,178)
Payments of Seller Financed Obligations	(846)	(7,941)
Net (Payments) Borrowings Under Credit Facilities	(1,500)	40,000
Other	(6,089)	(3,415)
Net Cash Used in Financing Activities	$(107,584)	$(54,952)

Proceeds from Exercise of Stock Options - Cash received from option holders for price paid at time of exercise.

Repurchase of Common Stock for Treasury - Cash paid for the repurchase of Adtalem’s common stock.

Payments of Seller Financed Obligations - Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec Educacional S.A. (“Grupo Ibmec”), Faculdade de Imperatriz (“Facimp”) and SJT. This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of certain pre-acquisition contingencies.

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

On December 11, 2018, Adtalem closed the sale of the Equity Interests of DeVry University to Cogswell under the terms of the Purchase Agreement dated December 4, 2017. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears and has a maturity date of January 1, 2022.

Adtalem is leasing to DeVry University and Carrington 6 facilities owned by Adtalem and subleasing 20 facilities, where Adtalem remains the primary lessee on the base leases. These lease and sublease agreements were entered into at current market rates. The terms of these leases and subleases range from one to seven years. Future minimum lease and sublease rental income under these agreements at December 31, 2018, are as follows (in thousands):

Fiscal Year	Amount
2019 (excluding the six months ended December 31, 2018)	$12,627
2020	20,511
2021	15,508
2022	13,812
2023	13,489
Thereafter	18,068

Subject to certain conditions as set forth in the Purchase Agreement, through December 11, 2020, Cogswell is permitted to put back to Adtalem subleased space to the extent Adtalem’s expenses, which consist of lost rent associated with the remaining term of Adtalem’s lease for any such subleased space and certain capital expenditures incurred in connection with repurposing or otherwise readying and such subleased space leasable to a third-party, do not exceed $4.0 million.

Adtalem also assigned certain leases to DeVry University and Carrington but remains contingently liable under these leases.

OFF-BALANCE SHEET ARRANGEMENTS

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director or other affiliated person. Adtalem has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. Adtalem did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first six months of fiscal year 2019. Adtalem had no open derivative positions at December 31, 2018.

Critical Accounting Estimates

There have been no material changes in the Company’s Critical Accounting Estimates, as disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

The financial position and results of operations of Adtalem Brazil operations are measured using the Brazilian Real as the functional currency. Adtalem Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, Adtalem does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 26.0% of Adtalem’s overall assets, and Adtalem’s Brazilian liabilities constitute 7.3% of overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. The value averaged about 17% lower in the first six months of fiscal year 2019 compared to the first six months of fiscal year 2018. Based upon the current value of the net assets in Adtalem Brazil’s operations, a change of $0.01 in the value of the U.S. dollar relative to the Brazilian Real results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $16.7 million. For the first six months of fiscal year 2019, the lower value of the Brazilian Real also resulted in lower U.S. translated revenue and operating income compared to the year-ago period.

The interest rate on Adtalem’s Credit Facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency Rate Loans or a base rate for periods typically ranging from one to three months. As of December 31, 2018, Adtalem had $298.5 million in outstanding borrowings under the Term B Loan with a weighted average interest rate of 5.52%. Based upon borrowings of $298.5 million, a 100 basis point increase in short-term interest rates would result in $3.0 million of additional annual interest expense.

Adtalem’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, the Adtalem Brazil FIES accounts receivable balance has remained elevated for the past several years due to changes in government funding of the program. As of December 31, 2018, June 30, 2018 and December 31, 2017, the FIES accounts receivable balance was $17.8 million, $35.9 million and $28.2 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during our latest fiscal quarter that materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2018	485,586	$47.37	485,586	$52,791,988
November 2018	264,518	$55.77	264,518	$38,040,683
December 2018	381,020	$49.87	381,020	$19,039,081
Total	1,131,124	$50.18	1,131,124	$19,039,081

(1) On February 16, 2017, the Board of Directors of Adtalem authorized a share repurchase program to buy back up to $300 million of Adtalem common stock through December 31, 2020. The total remaining authorization under this share repurchase program was $19,039,081 as of December 31, 2018. On November 7, 2018, the Board of Directors of Adtalem authorized an additional share repurchase program to repurchase up to $300 million of Adtalem common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. The timing and amount of any repurchase will be determined based on an evaluation of market conditions and other factors.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2018	2,506	$47.49	NA	NA
November 2018	11,282	$56.83	NA	NA
December 2018	13,466	$52.81	NA	NA
Total	27,254	$53.99	NA	NA

(1) Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

ITEM 6 – EXHIBITS

Exhibit 2.1	Amendment No. 2 to the Stock Purchase Agreement, dated December 11, 2018, by and between Adtalem and Cogswell (incorporated by reference to Exhibit 2.3 to Adtalem’s Current Report on Form 8-K dated December 12, 2018)

Exhibit 2.2	Amendment No. 3 to the Stock Purchase Agreement, dated December 11, 2018, by and between Adtalem and Cogswell (incorporated by reference to Exhibit 2.4 to Adtalem’s Current Report on Form 8-K dated December 12, 2018)

Exhibit 10.1	Promissory Note, dated December 11, 2018, by and between Adtalem and DeVry University, Inc. (incorporated by reference to Exhibit 2.5 to Adtalem’s Current Report on Form 8-K dated December 12, 2018)

Exhibit 31	Certifications Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.

Date: February 7, 2019
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)