Form 10-Q
period 2019-03-31
Adtalem Global Education Inc.
filed 2019-05-02
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 1-13988

Adtalem Global Education Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 WEST MONROE STREET
CHICAGO, ILLINOIS	60661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number; including area code:

(630) 515-7700

Title of Each Class	Name of Each Exchange on Which Registered	Ticker Symbol
Common Stock $0.01 Par Value	NYSE, CSE	ATGE

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

April 25, 2019 — 56,582,000 shares of Common Stock, $0.01 par value

ADTALEM GLOBAL EDUCATION INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

ADTALEM GLOBAL EDUCATION INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,	March 31,
	2019	2018	2018
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$321,211	$430,690	$265,325
Investments in Marketable Securities	8,341	4,255	4,200
Restricted Cash	391	310	498
Accounts Receivable, Net	155,372	146,726	155,418
Prepaid Expenses and Other Current Assets	54,776	58,887	70,275
Current Assets Held for Sale	-	47,132	43,624
Total Current Assets	540,091	688,000	539,340
Land, Building and Equipment:
Land	43,801	48,177	48,359
Building	374,535	389,129	383,880
Equipment	279,170	302,516	304,971
Construction in Progress	16,445	25,360	29,711
	713,951	765,182	766,921
Accumulated Depreciation	(354,330)	(376,528)	(363,556)
Land, Building and Equipment Held for Sale, Net	-	-	14,994
Land, Building and Equipment, Net	359,621	388,654	418,359
Noncurrent Assets:
Deferred Income Taxes	19,199	38,780	30,500
Intangible Assets, Net	355,147	362,931	385,142
Goodwill	811,260	813,887	845,843
Other Assets, Net	63,385	39,259	32,021
Other Assets Held for Sale	-	13,450	37,121
Total Noncurrent Assets	1,248,991	1,268,307	1,330,627
TOTAL ASSETS	$2,148,703	$2,344,961	$2,288,326
LIABILITIES:
Current Liabilities:
Accounts Payable	$42,322	$47,477	$33,992
Accrued Salaries, Wages and Benefits	54,901	71,289	60,794
Accrued Liabilities	86,622	80,803	77,917
Deferred Revenue	122,360	106,773	133,299
Current Portion of Long-Term Debt	3,000	3,000	-
Current Liabilities Held for Sale	-	56,439	72,624
Total Current Liabilities	309,205	365,781	378,626
Noncurrent Liabilities:
Long-Term Debt	288,589	290,073	120,000
Deferred Income Taxes	33,278	29,115	33,519
Other Liabilities	104,562	131,380	96,920
Income Taxes Payable	-	-	88,562
Noncurrent Liabilities Held for Sale	-	216	1,021
Total Noncurrent Liabilities	426,429	450,784	340,022
TOTAL LIABILITIES	735,634	816,565	718,648
COMMITMENTS AND CONTINGENCIES (NOTE 13)
NONCONTROLLING INTEREST	8,482	9,110	11,391
SHAREHOLDERS' EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 56,954,000, 59,893,000 and 60,369,000 Shares Outstanding at March 31, 2019, June 30, 2018 and March 31, 2018, respectively	801	793	792
Additional Paid-in Capital	483,043	454,653	450,120
Retained Earnings	1,964,169	1,917,373	1,852,122
Accumulated Other Comprehensive Loss	(148,706)	(142,168)	(59,195)
Treasury Stock, at Cost, 23,149,000, 19,390,000 and 18,852,000 Shares at March 31, 2019, June 30, 2018 and March 31, 2018, respectively	(894,720)	(711,365)	(685,552)
TOTAL SHAREHOLDERS' EQUITY	1,404,587	1,519,286	1,558,287
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY	$2,148,703	$2,344,961	$2,288,326

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
REVENUE	$308,609	$310,070	$909,393	$911,424
OPERATING COST AND EXPENSE:
Cost of Educational Services	156,339	159,312	463,224	489,931
Student Services and Administrative Expense	102,062	97,633	300,548	276,000
Restructuring Expense	3,902	621	47,095	3,184
Insurance Settlement Gain	-	-	(15,571)	-
Total Operating Cost and Expense	262,303	257,566	795,296	769,115
Operating Income from Continuing Operations	46,306	52,504	114,097	142,309
OTHER INCOME (EXPENSE):
Interest and Dividend Income	2,003	1,329	6,121	4,812
Interest Expense	(5,269)	(2,850)	(17,027)	(7,247)
Investment Gain (Loss)	715	-	(407)	-
Net Other Expense	(2,551)	(1,521)	(11,313)	(2,435)
Income from Continuing Operations Before Income Taxes	43,755	50,983	102,784	139,874
Income Tax Provision	(7,542)	(8,024)	(18,820)	(122,775)
Equity Method Investment Loss	-	(100)	-	(138)
Income from Continuing Operations	36,213	42,859	83,964	16,961
DISCONTINUED OPERATIONS (NOTE 2):
Income (Loss) from Discontinued Operations Before Income Taxes	2,038	(7,422)	(12,410)	(71,280)
Loss on Disposal of Discontinued Operations Before Income Taxes	(265)	-	(32,979)	-
Income Tax (Provision) Benefit	(120)	3,851	7,212	25,741
Income (Loss) from Discontinued Operations	1,653	(3,571)	(38,177)	(45,539)
NET INCOME (LOSS)	37,866	39,288	45,787	(28,578)
Net Loss (Income) Attributable to Noncontrolling Interest	39	46	(117)	(459)
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$37,905	$39,334	$45,670	$(29,037)
AMOUNTS ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION:
Income from Continuing Operations	$36,252	$42,905	$83,847	$16,502
Income (Loss) from Discontinued Operations	1,653	(3,571)	(38,177)	(45,539)
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$37,905	$39,334	$45,670	$(29,037)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION SHAREHOLDERS:
Basic:
Continuing Operations	$0.62	$0.70	$1.42	$0.27
Discontinued Operations	$0.03	$(0.06)	$(0.64)	$(0.74)
Total	$0.65	$0.64	$0.77	$(0.47)
Diluted:
Continuing Operations	$0.62	$0.69	$1.40	$0.26
Discontinued Operations	$0.03	$(0.06)	$(0.64)	$(0.73)
Total	$0.64	$0.63	$0.76	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
NET INCOME (LOSS)	$37,866	$39,288	$45,787	$(28,578)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation (Loss) Gain	(5,238)	1,598	(6,193)	(101)
Change in Fair Value of Available-For-Sale Securities	50	(48)	36	25
COMPREHENSIVE INCOME (LOSS)	32,678	40,838	39,630	(28,654)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	138	17	51	(451)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$32,816	$40,855	$39,681	$(29,105)

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$45,787	$(28,578)
Loss from Discontinued Operations	38,177	45,539
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	10,369	11,517
Depreciation	31,758	33,554
Amortization of Intangible Assets	6,231	7,333
Amortization of Deferred Debt Issuance Costs	1,175	528
Provision for Bad Debts	11,203	13,370
Deferred Income Taxes	23,717	3,541
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	44,489	29,964
Realized Loss on Investments	193	-
Unrealized Loss on Investments	214	-
Insurance Settlement Gain	(15,571)	-
Changes in Assets and Liabilities:
Accounts Receivable	(20,838)	(18,967)
Prepaid Expenses and Other	(39,127)	(30,625)
Accounts Payable	(4,292)	(3,960)
Accrued Salaries, Wages, Benefits and Liabilities	(4,566)	(29,538)
Deferred Revenue	15,688	29,003
Income Taxes Payable, Long-Term	-	88,562
Net Cash Provided by Operating Activities-Continuing Operations	144,607	151,243
Net Cash (Used in) Provided by Operating Activities-Discontinued Operations	(16,072)	32,021
NET CASH PROVIDED BY OPERATING ACTIVITIES	128,535	183,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(50,853)	(50,433)
Insurance Proceeds Received for Damage to Buildings and Equipment	35,706	-
Sales of Marketable Securities	1,625	-
Purchases of Marketable Securities	(6,070)	(145)
Payment for Purchase of Businesses, Net of Cash Acquired	-	(4,041)
Loan to DeVry University (see "Note 2: Discontinued Operations")	(10,000)	-
Net Cash Used in Investing Activities-Continuing Operations	(29,592)	(54,619)
Net Cash (Used in) Provided by Investing Activities-Discontinued Operations	(1,833)	5,189
Cash and Restricted Cash Transferred in Divestitures of Discontinued Operations	(48,876)	-
NET CASH USED IN INVESTING ACTIVITIES	(80,301)	(49,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	16,825	22,557
Employee Taxes Paid on Withholding Shares	(6,527)	(3,862)
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	421	585
Repurchase of Common Stock for Treasury	(176,903)	(111,626)
Payments of Seller Financed Obligations	(2,154)	(10,559)
Borrowings Under Credit Facility	-	258,000
Repayments Under Credit Facility	(2,250)	(263,000)
NET CASH USED IN FINANCING ACTIVITIES	(170,588)	(107,905)
Effects of Exchange Rate Differences	(449)	(714)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(122,803)	25,215
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	444,405	251,096
Cash, Cash Equivalents and Restricted Cash at End of Period	321,602	276,311
Less: Cash, Cash Equivalents and Restricted Cash of Discontinued Operations at End of Period	-	10,488
Cash, Cash Equivalents and Restricted Cash at End of Period	$321,602	$265,823
Non-cash Investing and Financing Activity:
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Options	$(745)	$573

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

Three Months Ended	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2018	$801	$479,946	$1,926,134	$(143,518)	$(833,716)	$1,429,647
Net income			37,905			37,905
Foreign currency translation				(5,238)		(5,238)
Unrealized investment gains, net of tax				50		50
Change in noncontrolling interest put option			130			130
Stock-based compensation		3,039				3,039
Net activity from stock-based compensation awards	-	40			(126)	(86)
Proceeds from stock issued under Colleague Stock Purchase Plan		18			92	110
Repurchase of common shares for treasury					(60,970)	(60,970)
Balance at March 31, 2019	$801	$483,043	$1,964,169	$(148,706)	$(894,720)	$1,404,587

Three Months Ended
Balance at December 31, 2017	$787	$433,855	$1,812,746	$(60,745)	$(666,684)	$1,519,959
Net income			39,334			39,334
Foreign currency translation				1,598		1,598
Unrealized investment losses, net of tax				(48)		(48)
Change in noncontrolling interest put option			42			42
Stock-based compensation		2,737				2,737
Net activity from stock-based compensation awards	5	13,499			(585)	12,919
Proceeds from stock issued under Colleague Stock Purchase Plan		29			165	194
Repurchase of common shares for treasury					(18,448)	(18,448)
Balance at March 31, 2018	$792	$450,120	$1,852,122	$(59,195)	$(685,552)	$1,558,287

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

Nine Months Ended	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in thousands)
Balance at June 30, 2018	$793	$454,653	$1,917,373	$(142,168)	$(711,365)	$1,519,286
Cumulative effect adjustment upon the adoption of ASU 2016-01			381	(381)		-
Net income			45,670			45,670
Foreign currency translation				(6,193)		(6,193)
Unrealized investment gains, net of tax				36		36
Change in noncontrolling interest put option			745			745
Stock-based compensation		11,227				11,227
Net activity from stock-based compensation awards	8	17,075			(6,785)	10,298
Proceeds from stock issued under Colleague Stock Purchase Plan		88			333	421
Repurchase of common shares for treasury					(176,903)	(176,903)
Balance at March 31, 2019	$801	$483,043	$1,964,169	$(148,706)	$(894,720)	$1,404,587

Nine Months Ended
Balance at June 30, 2017	$781	$415,912	$1,881,397	$(59,119)	$(569,932)	$1,669,039
Cumulative effect adjustment upon the adoption of ASU 2016-09		(596)	360			(236)
Net loss			(29,037)			(29,037)
Foreign currency translation				(101)		(101)
Unrealized investment gains, net of tax				25		25
Change in noncontrolling interest put option			(573)			(573)
Stock-based compensation		11,517				11,517
Net activity from stock-based compensation awards	11	23,253			(4,570)	18,694
Proceeds from stock issued under Colleague Stock Purchase Plan		34	(25)		576	585
Repurchase of common shares for treasury					(111,626)	(111,626)
Balance at March 31, 2018	$792	$450,120	$1,852,122	$(59,195)	$(685,552)	$1,558,287

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

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Adtalem's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and Adtalem’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2018 and December 31, 2018, each as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2: DISCONTINUED OPERATIONS

On December 4, 2018, Adtalem completed the sale of Carrington to San Joaquin Valley College, Inc. (“SJVC”) for de minimis consideration. Adtalem has retained certain leases associated with the Carrington operations. Adtalem remains the primary lessee on these leases and subleases to Carrington. Adtalem records the proceeds from these subleases as an offset to operating costs. Adtalem also assigned certain leases to Carrington but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $11.1 million on the sale of Carrington and transferred $9.9 million of cash and restricted cash balances in the second quarter of fiscal year 2019, subject to post-closing adjustments to be completed in the fourth quarter of fiscal year 2019.

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears and has a maturity date of January 1, 2022. DeVry University may make prepayments on the loan. This loan is presented as Other Assets, Net on the Consolidated Balance Sheet. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $21.7 million on the sale of DeVry University and transferred $39.0 million of cash and restricted cash balances in the second quarter of fiscal year 2019, subject to post-closing adjustments to be completed in the fourth quarter of fiscal year 2019.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale (in thousands):

	March 31,	June 30,	March 31,
	2019	2018	2018
ASSETS:
Current Assets:
Cash and Cash Equivalents	$-	$1	$707
Restricted Cash	-	13,404	9,781
Accounts Receivable, Net	-	25,294	23,549
Prepaid Expenses and Other Current Assets	-	8,433	9,587
Total Current Assets Held for Sale	-	47,132	43,624
Land, Building and Equipment Held for Sale, Net	-	-	14,994
Noncurrent Assets:
Intangible Assets	-	-	20,200
Perkins Program Fund, Net	-	13,450	13,450
Other Assets, Net	-	-	3,471
Total Noncurrent Assets Held for Sale	-	13,450	37,121
Total Assets Held for Sale	$-	$60,582	$95,739

LIABILITIES:
Current Liabilities:
Accounts Payable	$-	$24,312	$18,190
Accrued Salaries, Wages and Benefits	-	13,979	11,610
Accrued Liabilities	-	1,514	2,548
Deferred Revenue	-	16,634	40,276
Total Current Liabilities Held for Sale	-	56,439	72,624
Noncurrent Liabilities:
Deferred Income Taxes	-	216	1,021
Total Noncurrent Liabilities Held for Sale	-	216	1,021
Total Liabilities Held for Sale	$-	$56,655	$73,645

The following is a summary of income statement information of operations reported as discontinued operations (in thousands). The results include Carrington's and DeVry University's operations through the date of each respective sale. For the three months ended March 31, 2019, activity is related to adjustments to accounts based on settlement of balances.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
REVENUE	$-	$122,705	$195,716	$370,263
OPERATING COST AND EXPENSE:
Cost of Educational Services	-	65,182	109,416	209,871
Student Services and Administrative Expense	(65)	53,057	99,227	162,130
Restructuring (Gain) Expense	(1,973)	6,150	(2,470)	16,342
Asset Impairment Charge - Intangible and Goodwill	-	-	-	23,841
Asset Impairment Charge - Building and Equipment	-	5,738	1,953	29,129
Loss on Sale of Assets	-	-	-	230
Total Operating Cost and Expense	(2,038)	130,127	208,126	441,543
Income (Loss) from Discontinued Operations Before Income Taxes	2,038	(7,422)	(12,410)	(71,280)
Loss on Disposal of Discontinued Operations Before Income Taxes	(265)	-	(32,979)	-
Income Tax (Provision) Benefit	(120)	3,851	7,212	25,741
Income (Loss) from Discontinued Operations	$1,653	$(3,571)	$(38,177)	$(45,539)

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

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended March 31, 2019
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Higher Education	$217,423	$-	$46,558	$-	$263,981
Test Preparation	-	19,533	3,349	(808)	22,074
Certifications	-	8,029	-	-	8,029
Conferences/Seminars	-	3,860	-	-	3,860
Memberships/Subscriptions	-	4,299	-	-	4,299
Other	6,152	214	-	-	6,366
	$223,575	$35,935	$49,907	$(808)	$308,609

	Nine Months Ended March 31, 2019
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Higher Education	$630,083	$-	$149,792	$-	$779,875
Test Preparation	-	60,049	9,999	(2,423)	67,625
Certifications	-	23,527	-	-	23,527
Conferences/Seminars	-	17,405	-	-	17,405
Memberships/Subscriptions	-	12,135	-	-	12,135
Other	8,219	607	-	-	8,826
	$638,302	$113,723	$159,791	$(2,423)	$909,393

	Three Months Ended March 31, 2018
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Higher Education	$220,067	$-	$53,803	$-	$273,870
Test Preparation	-	19,652	5,227	(532)	24,347
Certifications	-	5,432	-	-	5,432
Conferences/Seminars	-	2,371	-	-	2,371
Memberships/Subscriptions	-	3,580	-	-	3,580
Other	-	470	-	-	470
	$220,067	$31,505	$59,030	$(532)	$310,070

	Nine Months Ended March 31, 2018
	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Higher Education	$614,649	$-	$181,078	$-	$795,727
Test Preparation	-	56,641	15,524	(1,733)	70,432
Certifications	-	21,259	-	-	21,259
Conferences/Seminars	-	13,334	-	-	13,334
Memberships/Subscriptions	-	9,852	-	-	9,852
Other	-	820	-	-	820
	$614,649	$101,906	$196,602	$(1,733)	$911,424

In addition, see “Note 14: Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Higher Education: Higher education revenue consists of tuition, fees, books and other educational products. The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue is recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these transactions on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor.

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

Revenue of $100.5 million was recognized during the first nine months of fiscal year 2019 that was included in the deferred revenue balance at the beginning of fiscal year 2019. Revenue recognized from performance obligations that were satisfied, or partially satisfied, in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period and increases from charges and payments received related to the start of academic terms beginning during the period.

Allowance for bad debts as of March 31, 2019, June 30, 2018 and March 31, 2018 was $20.0 million, $27.6 million and $28.4 million, respectively.

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

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of March 31, 2019, June 30, 2018 and March 31, 2018, the net balance of capitalized internal-use software development costs was $11.2 million, $13.5 million and $3.4 million, respectively.

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. During the nine months ended March 31, 2019, we recorded impairment charges of $2.0 million to write-down building, building improvements, furniture and equipment to zero based on the fair market value of the DeVry University and Carrington operations, which are classified within discontinued operations. During the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. Hurricane-related impairment charges of $29.9 million were recorded in the nine months ended March 31, 2018 for building, building improvements, furniture and equipment, along with receivables for insurance reimbursements of these amounts, less deductibles, of $20.8 million as of March 31, 2018. The impairment charges are included in Cost of Educational Services in the Consolidated Statements of Income (Loss). In the first quarter of fiscal year 2019, Adtalem announced its decision to relocate RUSM’s campus operations to Barbados and not return to RUSM’s Dominica campus. Adtalem recorded impairment charges of $39.1 million in the nine months ended March 31, 2019 to fully impair the land, buildings and equipment in Dominica as management has determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 10: Restructuring Charges”). The impairment charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss). For a discussion of the impairment review of goodwill and intangible assets see “Note 9: Intangible Assets.”

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s and EduPristine’s operations and Becker’s and ACAMS’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three-month and nine-month periods ended March 31, 2019 and 2018 were not material.

Noncontrolling Interest

Adtalem currently maintains a 97.9% ownership interest in Adtalem Brazil with the remaining 2.1% owned by members of the current Adtalem Brazil senior management group. In addition, Adtalem currently maintains a 69% ownership interest in EduPristine with the remaining 31% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm. The adjustment to increase or decrease the Adtalem Brazil and EduPristine noncontrolling interests for their respective proportionate shares of Adtalem Brazil’s and EduPristine’s profit (loss) flows through the Consolidated Statements of Income (Loss) each reporting period based on Adtalem’s noncontrolling interest accounting policy.

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

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Balance at Beginning of Period	$8,651	$7,405	$9,110	$6,285
Net (Loss) Income Attributable to Noncontrolling Interest	(39)	(46)	117	459
(Decrease) Increase in Redemption Value of Noncontrolling Interest Put Options	(130)	(42)	(745)	573
Acquisition of Noncontrolling Interest in EduPristine	-	4,074	-	4,074
Balance at End of Period	$8,482	$11,391	$8,482	$11,391

Earnings per Common Share

Basic earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of shares assuming dilution. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were outstanding stock-based grants representing 194,000 and 223,000 shares of common stock for the three and nine months ended March 31, 2019, respectively, and 294,000 and 1,273,000 shares of common stock for the three and nine months ended March 31, 2018, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Weighted Average Shares Outstanding	57,583	60,352	58,656	60,970
Unvested Participating RSUs	478	678	543	718
Basic Shares	58,061	61,030	59,199	61,688
Effect of Dilutive Stock Options	741	935	805	786
Diluted Shares	58,802	61,965	60,004	62,474

Treasury Stock

Adtalem’s Board of Directors (the “Board”) has authorized share repurchase programs on eleven occasions (see “Note 7: Share Repurchase Programs”). The tenth share repurchase program was approved on February 16, 2017 and commenced in February 2017. The eleventh share repurchase program was approved on November 7, 2018 and commenced in January 2019. Shares that are repurchased by Adtalem are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Prior to March 2019, treasury shares were reissued on a monthly basis, at market value, less a five percent discount, to the Adtalem Colleague Stock Purchase Plan in exchange for employee payroll deductions. When treasury shares are reissued, Adtalem uses an average cost method to reduce the Treasury Stock balance. Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein, otherwise such losses are charged to Retained Earnings.

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

The Accumulated Other Comprehensive Loss balance as of March 31, 2019, consists of $148.8 million of cumulative translation losses ($145.4 million attributable to Adtalem and $3.4 million attributable to noncontrolling interest) and unrealized gains on available-for-sale debt securities were immaterial. As of June 30, 2018, this balance consisted of $142.6 million of cumulative translation losses ($139.6 million attributable to Adtalem and $3.0 million attributable to noncontrolling interest) and $0.4 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to Adtalem. As of March 31, 2018, this balance consisted of $59.5 million of cumulative translation losses ($58.2 million attributable to Adtalem and $1.3 million attributable to noncontrolling interest) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to Adtalem.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $21.7 million and $61.9 million for the three and nine months ended March 31, 2019, respectively, and $22.1 million and $59.5 million for the three and nine months ended March 31, 2018, respectively.

Hurricane Expense

In September 2017, Hurricanes Irma and Maria caused damage and disrupted operations at AUC and RUSM. Adtalem recorded expenses of $12.5 million in the nine months ended March 31, 2019 associated with incremental costs of teaching at alternative sites, and $11.1 million and $55.1 million in the three and nine months ended March 31, 2018, respectively, associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching in alternate locations. No hurricane related costs were recorded in the third quarter of fiscal year 2019. Insurance proceeds of $12.5 million were recorded in the nine months ended March 31, 2019, and insurance receivables of $20.8 million were recorded in the nine months ended March 31, 2018 to offset these expenses. Based upon damage assessments of the AUC and RUSM facilities, impairment write-downs of buildings, building improvements, furniture and equipment of $29.9 million were recorded in the nine months ended March 31, 2018. Insurance receivables of $20.8 million were recorded to offset these expenses in the nine months ended March 31, 2018. No further asset impairments were recorded in fiscal year 2019. In total, no net expense related to the hurricanes was recorded in the three and nine months ended March 31, 2019. In total, no net expense was recorded in the three months ended March 31, 2018 and $13.4 million of net expense was recorded in Cost of Educational Services in the Consolidated Statement of Income (Loss) for the nine months ended March 31, 2018. The expense primarily represented the deductibles under insurance policies. During the second quarter of fiscal year 2019, Adtalem received the final insurance proceeds related to Hurricanes Irma and Maria and recorded a pre-tax gain of $15.6 million in the nine months ended March 31, 2019.

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

Reclassifications

Beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See “Note 2: Discontinued Operations” for further information. Prior period amounts have been revised to conform to the current classification. Certain expenses in prior periods previously allocated to Carrington within the U.S. Traditional Postsecondary segment have been reclassified to the Home Office and Other segment based on discontinued operation reporting guidance regarding allocation of corporate overhead. See “Note 14: Segment Information” for additional information.

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

As of March 31, 2019, 7,131,350 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the nine months ended March 31, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2018	1,806,133	$32.88
Granted	129,025	49.01
Exercised	(405,810)	42.75
Forfeited	-	-
Expired	(19,429)	51.65
Outstanding at March 31, 2019	1,509,919	31.37	6.89	$23,301
Exercisable at March 31, 2019	592,407	$31.60	5.09	$9,103

The total intrinsic value of options exercised for the nine months ended March 31, 2019 and 2018 was $4.2 million and $10.7 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2019 and 2018 was $20.96 and $14.63, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted average assumptions:

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

During the first nine months of fiscal year 2019, Adtalem granted 217,960 RSUs to selected employees and directors. Of these, 65,160 are performance-based RSUs and 152,800 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based goals, academic goals, return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation and amortization. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem or upon retirement. During the restriction period, the recipient of the non-performance based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the nine months ended March 31, 2019:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at July 1, 2018	1,226,958	$28.31
Granted	217,960	49.57
Vested	(450,484)	27.86
Forfeited	(79,958)	33.26
Outstanding at March 31, 2019	914,476	$33.45

The weighted average estimated grant date fair value of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2019 and 2018 was $49.57 and $34.34, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Cost of Educational Services	$279	$876	$976	$3,510
Student Services and Administrative Expense	2,729	1,861	9,393	7,459
Restructuring Expense	-	-	-	548
	3,008	2,737	10,369	11,517
Income Tax Benefit	(692)	(554)	(3,930)	(4,655)
Net Stock-Based Compensation Expense	$2,316	$2,183	$6,439	$6,862

As of March 31, 2019, $21.5 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted average period of 2.3 years. The total fair value of options and RSUs vested during the nine months ended March 31, 2019 and 2018 was approximately $13.7 million and $14.3 million, respectively.

There was no capitalized stock-based compensation cost at each of March 31, 2019, June 30, 2018 and March 31, 2018.

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

The following table presents Adtalem's assets and liabilities at March 31, 2019, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$321,211	$-	$-
Investments in Marketable Securities	8,341	-	-
Institutional Loans Receivable, Net	-	42,577	-
Loan Receivable from DeVry University	-	10,000	-
Deferred Acquisition Obligations	-	16,001	-
Total Financial Assets at Fair Value	$329,552	$68,578	$-

The following table presents Adtalem's assets and liabilities at June 30, 2018, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$430,690	$-	$-
Investments in Marketable Securities	4,255	-	-
Institutional Loans Receivable, Net	-	44,320	-
Deferred Acquisition Obligations	-	18,585	-
Total Financial Assets at Fair Value	$434,945	$62,905	$-

The following table presents Adtalem's assets and liabilities at March 31, 2018, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$265,325	$-	$-
Investments in Marketable Securities	4,200	-	-
Institutional Loans Receivable, Net	-	41,646	-
Deferred Acquisition Obligations	-	21,393	-
FIES Receivable	-	15,094	-
Total Financial Assets at Fair Value	$269,525	$78,133	$-

Cash and Cash Equivalents and Investments in Marketable Securities are valued using a market approach based on quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets, Net on the Consolidated Balance Sheets as of March 31, 2019, June 30, 2018 and March 31, 2018 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 6: Financing Receivables” for further discussion on these institutional loans receivable.

In connection with the completion of the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The fair value of the DeVry University loan receivable included in Other Assets, Net on the Consolidated Balance Sheet as of March 31, 2019 is estimated by discounting the future cash flows using current rates for similar arrangements.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. The amounts of $6.1 million, $4.3 million and $4.8 million were classified as Accrued Liabilities on the Consolidated Balance Sheets at March 31, 2019, June 30, 2018 and March 31, 2018, respectively, and $9.9 million, $14.3 million and $16.6 million were classified as Other Liabilities on the Consolidated Balance Sheets at March 31, 2019, June 30, 2018 and March 31, 2018, respectively.

The fair value of Adtalem Brazil’s receivable under Brazil’s “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program included in Accounts Receivable, Net on the Consolidated Balance Sheet as of March 31, 2018 is estimated by discounting the future cash flows using published market data on Brazilian interest and inflation rates.

As of March 31, 2019, June 30, 2018 and March 31, 2018, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 6: FINANCING RECEIVABLES

Adtalem’s institutional loan programs are available to students at Chamberlain, AUC, RUSM and RUSVM. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance. Students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, reduce the possibility of over borrowing and to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker with an 18-month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands).

	March 31, 2019		June 30, 2018		March 31, 2018
Gross Institutional Loans		$47,259		$54,323		$51,389
Allowance for Credit Losses:
Balance at July 1	$(10,003)		$(9,736)		$(9,736)
Charge-offs and Adjustments	9,965		330		206
Recoveries	(73)		(61)		(51)
Additional Provision	(4,571)		(536)		(162)
Balance at End of Period		(4,682)		(10,003)		(9,743)
Net Institutional Loans		$42,577		$44,320		$41,646

Of the net balances above, $15.7 million, $21.2 million and $19.8 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at March 31, 2019, June 30, 2018 and March 31, 2018, respectively, and $26.9 million, $23.1 million and $21.8 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at March 31, 2019, June 30, 2018 and March 31, 2018, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging of past due institutional loans (in thousands):

	March 31,	June 30,	March 31,
	2019	2018	2018
Institutional Loans:
Performing	$42,716	$44,492	$42,048
Nonperforming	4,543	9,831	9,341
Total Institutional Loans	$47,259	$54,323	$51,389

	1-29 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Institutional Loans
Institutional Loans:
March 31, 2019	$4,092	$4,412	$4,125	$4,543	$17,172	$30,087	$47,259
June 30, 2018	$8,473	$900	$3,099	$9,831	$22,303	$32,020	$54,323
March 31, 2018	$8,903	$464	$175	$9,341	$18,883	$32,506	$51,389

NOTE 7: SHARE REPURCHASE PROGRAMS

Adtalem has repurchased shares under the following programs as of March 31, 2019:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,672,250	36.6
February 16, 2017	7,091,188	300.0
November 7, 2018	870,564	41.9
Totals	22,493,515	$876.2

On February 16, 2017, the Board authorized Adtalem’s tenth share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2020. The tenth share repurchase program was completed during January 2019. On November 7, 2018, the Board authorized Adtalem’s eleventh share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced during January 2019. A total of 3,631,611 shares were repurchased during the nine months ended March 31, 2019 under the tenth and eleventh share repurchase programs for an aggregate of $176.9 million. The timing and amount of any repurchase will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

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

Intangible assets consist of the following (in thousands):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Amortizable Intangible Assets:
Student Relationships	$7,952	$(7,401)	5 Years
Customer Relationships	42,900	(13,071)	10 Years
Curriculum/Software	6,810	(5,775)	4 Years
Franchise Contracts	8,947	(2,071)	18 Years
Clinical Agreements	331	(127)	15 Years
Trade Names	965	(965)	10 Years
Proprietary Technology	500	(344)	4 Years
Total	$68,405	$(29,754)
Indefinite-Lived Intangible Assets:
Trade Names	$105,745
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	81,511
Total	$316,496

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$8,193	$(6,972)
Customer Relationships	42,900	(9,598)
Non-compete Agreements	700	(700)
Curriculum/Software	6,833	(4,265)
Franchise Contracts	9,064	(1,720)
Clinical Agreements	336	(112)
Trade Names	976	(904)
Proprietary Technology	500	(250)
Total	$69,502	$(24,521)
Indefinite-Lived Intangible Assets:
Trade Names	$106,132
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	82,578
Total	$317,950

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$9,601	$(7,831)
Customer Relationships	42,900	(8,430)
Non-compete Agreements	700	(691)
Curriculum/Software	7,148	(3,901)
Franchise Contracts	10,621	(1,868)
Clinical Agreements	393	(125)
Trade Names	1,146	(1,031)
Proprietary Technology	500	(219)
Total	$73,009	$(24,096)
Indefinite-Lived Intangible Assets:
Trade Names	$109,755
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Adtalem Brazil Accreditation	97,234
Total	$336,229

Amortization expense for amortized intangible assets was $2.0 million and $6.2 million for the three and nine months ended March 31, 2019, respectively, and $2.4 million and $7.3 million for the three and nine months ended March 31, 2018, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

	Professional	Adtalem
Fiscal Year	Education	Brazil	Total
2019 (excluding the nine months ended March 31, 2019)	$1,605	$349	$1,954
2020	4,671	1,223	5,894
2021	4,440	766	5,206
2022	4,300	519	4,819
2023	4,118	519	4,637
Thereafter	11,268	4,873	16,141

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

Adtalem has five reporting units that contained goodwill as of the third quarter of fiscal year 2019. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all the reporting units, as of March 31, 2019, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has five reporting units that contained indefinite-lived intangible assets as of the third quarter of fiscal year 2019. For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the five reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2018, and that no interim events or deviations from planned operating results occurred as of March 31, 2019, that would cause management to reassess these conclusions.

In January 2019, Adtalem relocated RUSM to Barbados from its temporary locations in Knoxville, Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and at a facility on St Kitts. Management believes the values of RUSM’s goodwill and indefinite-lived intangible assets are not affected by this move. The Trade Name will continue to be used and the U.S. Department of Education (“ED”) has provided approval for RUSM to operate in Barbados. No new accreditation is necessary, as RUSM’s secondary accreditor, the Caribbean Accreditation Authority for Education in Medicine and other Health Professions (“CAAM-HP”), is now its primary accreditor as of the start of the January 2019 semester. CAAM-HP is authorized by the government of Barbados to accredit medical programs.

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

As of March 31, 2019, intangible assets from business combinations totaled $355.1 million and goodwill totaled $811.3 million. Together, these assets equaled 54% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

	March 31,	June 30,	March 31,
Reporting Unit	2019	2018	2018
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Professional Education	317,475	317,699	319,528
Adtalem Brazil	183,575	185,978	216,105
Total	$811,260	$813,887	$845,843

The table below summarizes goodwill balances by reporting segment (in thousands):

	March 31,	June 30,	March 31,
Reporting Segment	2019	2018	2018
Medical and Healthcare	$310,210	$310,210	$310,210
Professional Education	317,475	317,699	319,528
Technology and Business	183,575	185,978	216,105
Total	$811,260	$813,887	$845,843

The table below summarizes the changes in goodwill balances by reporting segment (in thousands):

	Medical and Healthcare	Professional Education	Technology and Business	Total
Balance at June 30, 2017	310,210	306,653	212,223	829,086
Acquisitions	-	12,548	3,807	16,355
Foreign exchange rate changes	-	327	75	402
Balance at March 31, 2018	310,210	319,528	216,105	845,843
Purchase accounting adjustments	-	(1,021)	1,829	808
Foreign exchange rate changes	-	(808)	(31,956)	(32,764)
Balance at June 30, 2018	310,210	317,699	185,978	813,887
Foreign exchange rate changes	-	(224)	(2,403)	(2,627)
Balance at March 31, 2019	$310,210	$317,475	$183,575	$811,260

The decrease in the goodwill balance from June 30, 2018 in the Professional Education segment is the result of a change in the value of the British Sterling Pound and Indian Rupee compared to the U.S. dollar. Since the Becker’s European subsidiary and EduPristine’s goodwill is recorded in local currency, fluctuations in the values of the British Sterling Pound and Indian Rupee in relation to the U.S. dollar will cause changes in the balance of this asset. The decrease in the goodwill balance from June 30, 2018 in the Technology and Business segment is the result of a change in the value of the Brazilian Real compared to the U.S. dollar. Since Adtalem Brazil goodwill is recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

	March 31,	June 30,	March 31,
Reporting Segment	2019	2018	2018
Medical and Healthcare	$137,500	$137,500	$137,500
Professional Education	69,111	69,126	67,812
Technology and Business	109,885	111,324	130,917
Total	$316,496	$317,950	$336,229

Total indefinite-lived intangible assets decreased by $1.5 million from June 30, 2018. The decrease is the result of a change in the value of the Brazilian Real as compared to the U.S. dollar. Since Adtalem Brazil intangible assets are recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10: RESTRUCTURING CHARGES

During the third quarter and first nine months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. In January 2019, RUSM relocated its campus operations to Barbados with no plans to return to Dominica. The land, buildings and equipment in Dominica have been fully impaired as management has determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 3: Summary of Significant Accounting Policies”). In addition, during the third quarter and first nine months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to real estate consolidations at Adtalem Brazil and Adtalem’s home office. During the third quarter and first nine months of fiscal year 2018, Adtalem recorded restructuring charges related to workforce reductions and real estate consolidations at the medical and veterinary schools and Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, as a result of reducing Adtalem’s workforce by 203 and 111 positions in the first nine months of fiscal year 2019 and 2018, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 14: Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$(110)	$(23)	$(133)	$40,033	$1,294	$41,327
Technology and Business	1,716	-	1,716	1,901	-	1,901
Home Office and Other	2,271	48	2,319	3,748	119	3,867
Total	$3,877	$25	$3,902	$45,682	$1,413	$47,095

	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$-	$530	$530	$26	$616	$642
Home Office and Other	46	45	91	(419)	2,961	2,542
Total	$46	$575	$621	$(393)	$3,577	$3,184

The following table summarizes the separation and restructuring plan activity for the fiscal years 2019 and 2018, for which cash payments are required (in thousands):

Liability balance at June 30, 2017	$46,115
Increase in liability (separation and other charges)	19,893
Reduction in liability (payments and adjustments)	(27,081)
Liability balance at June 30, 2018	38,927
Increase in liability (separation and other charges)	4,761
Reduction in liability (payments and adjustments)	(20,568)
Liability balance at March 31, 2019	$23,120

Of this liability balance, $9.0 million is recorded as Accrued Liabilities and $14.1 million is recorded as Other Liabilities on the Consolidated Balance Sheet as of March 31, 2019. These liability balances primarily represent rent accruals and costs for employees who have either not yet separated from Adtalem or for whom full severance has not yet been paid. All of these remaining costs are expected to be paid out for periods of up to 7 years.

NOTE 11: INCOME TAXES

The effective tax rate on income from continuing operations was 17.2% in the third quarter and 18.3% in the first nine months of fiscal year 2019, compared to 15.7% on income from continuing operations in the third quarter and 87.8% in the first nine months of fiscal year 2018. Tax expense in the first nine months of fiscal year 2019 included a special item related to one-time impacts from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and various impacts due to the sale of DeVry University. The effective tax rate on income from continuing operations excluding tax expense related to the special item was 16.8% in the first nine months of fiscal year 2019. Also, tax expense in the first nine months of fiscal year 2018 included a special item of $101.2 million related to the Tax Act. The effective tax rate on income from continuing operations excluding the special item was 15.4% in the first nine months of fiscal year 2018. This increase in fiscal year 2019 primarily reflects a lower U.S. tax rate resulting from the Tax Act offset by higher additional expense from provisions of the Tax Act that were effective beginning in fiscal year 2019 and a decrease in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings. The provisions from the Tax Act impacting fiscal year 2019 include a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), a limitation of certain executive compensation, and the repeal of the domestic production activity deduction. We have elected to account for GILTI as a period cost. The effective tax rate includes estimates of these new provisions. Our estimates may be revised in future periods as we obtain additional data and any new regulations or guidance is released.

Four of Adtalem’s operating units benefit from location tax incentives: AUC, which operates in St. Maarten, RUSM, which operated in Dominica and beginning in January 2019 in Barbados, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. In January 2019, RUSM moved its operations from Dominica to Barbados. RUSM has negotiated an agreement with the Barbados government that exempts it from local income taxation until 2039. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in “Programa Universidade para Todos” or “University for All Program” (“PROUNI”), a Brazilian program for providing scholarships to a portion of its undergraduate students.

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

NOTE 12: DEBT

Long-term debt consists of the following (in thousands):

	March 31,	June 30,	March 31,
	2019	2018	2018
Total Debt:
Term B Loan	$297,750	$300,000	$-
Revolver	-	-	120,000
Total Principal Payments Due	297,750	300,000	120,000
Deferred Debt Issuance Costs	(6,161)	(6,927)	-
Total Amount Outstanding	291,589	293,073	120,000
Less Current Portion:
Term B Loan	(3,000)	(3,000)	-
Noncurrent Portion	$288,589	$290,073	$120,000

Scheduled future maturities of long-term debt for the next five fiscal years ending June 30 and in the aggregate are as follows (in thousands):

Fiscal Year	Maturity Payments
2019 (excluding the nine months ended March 31, 2019)	$750
2020	3,000
2021	3,000
2022	3,000
2023	3,000
Thereafter	285,000
$297,750

Prior Credit Facility

Adtalem entered into a revolving credit facility on March 31, 2015, which was set to expire on March 31, 2020 (“Prior Credit Facility”). The Prior Credit Facility provided for a multi-currency revolving credit facility in the amount of $400 million and $100 million available for letters of credit. As of March 31, 2018, Adtalem’s borrowings under the Prior Credit Facility were $120 million with a weighted average interest rate of 3.70%.

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

Term B Loan

For Eurocurrency rate loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of March 31, 2019, the interest rate for borrowings under the Term B Loan facility was 5.50%, which approximated the effective interest rate.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency rate loans and from 0.75% to 1.75% for base rate loans.

Adtalem had a letter of credit outstanding of $68.4 million as of each of March 31, 2019, June 30, 2018 and March 31, 2018. This letter of credit was posted in the second quarter of fiscal year 2017 in relation to the Federal Trade Commission settlement. As of March 31, 2019, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the Federal Trade Commission settlement on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% of the undrawn portion of the Revolver as of March 31, 2019. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $231.6 million as of March 31, 2019. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

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

	Term B Loan	Revolver	Total
Deferred Debt Issuance Costs at June 30, 2018	$6,927	$2,606	$9,533
Amortization of Deferred Debt Issuance Costs	(766)	(409)	(1,175)
Deferred Debt Issuance Costs at March 31, 2019	$6,161	$2,197	$8,358

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of March 31, 2019.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for borrowings under the Credit Agreement.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the Credit Agreement, subject to incremental step-downs, depending on the consolidated leverage ratio. Beginning in fiscal year 2019, the Excess Cash Flow payment is due in the first quarter of each year and is based on the Excess Cash Flow and consolidated leverage ratio for the prior year. No payment was due as of March 31, 2019.

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

NOTE 13: COMMITMENTS AND CONTINGENCIES

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of March 31, 2019, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. The timing or outcome of the following matters, or their possible impact on Adtalem’s business, financial condition or results of operations, cannot be predicted at this time. The continued defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against Adtalem, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased Adtalem common stock between February 4, 2011 and January 27, 2016. The complaint cites the January 27, 2016 Notice of Intent to Limit (the “January 2016 Notice”) and a civil complaint (the “FTC lawsuit”) filed by the FTC on January 27, 2016 against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”), which was resolved with the FTC in 2017, that alleged that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the FTC Act, as the basis for claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these alleged false or misleading statements, the plaintiff alleged that defendants overstated Adtalem’s growth, revenue and earnings potential and made false or misleading statements about Adtalem’s business, operations and prospects. The plaintiff alleged direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act. The plaintiff sought monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers. URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC sought to represent a putative class of persons who purchased Adtalem common stock between August 26, 2011 and January 27, 2016 and named an additional individual defendant, Patrick J. Unzicker. Like the original complaint, the SAC asserted claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC, which motion was granted on December 6, 2017, without prejudice. The plaintiffs filed a Third Amended Complaint (“TAC”) on January 29, 2018. The defendants moved to dismiss the TAC on March 30, 2018. The court denied the motion to dismiss the TAC on December 20, 2018. On February 8, 2019, defendants filed their answer to the TAC wherein defendants denied all material allegations in the TAC. The parties have exchanged written discovery requests and responses and objections to those requests. The Magistrate Judge assigned to manage discovery in this case has set a status conference for June 19, 2019, to address any preliminary discovery disputes arising from the parties’ initial discovery responses.

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

On October 28, 2016, a putative class action lawsuit was filed by Jairo Jara and eleven others, individually and on behalf of others similarly situated, against the Adtalem Parties in the United States District Court for the Northern District of Illinois (the “Jara Case”). The individual plaintiffs claimed to have graduated from DeVry University in 2001 or later and sought to proceed on behalf of a putative class of persons consisting of those who obtained a degree from DeVry University and who were unable to find employment within their chosen field of study within six months of graduation. Citing the FTC lawsuit, the plaintiffs claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserted claims for unjust enrichment and violations of ten different states’ consumer fraud, unlawful trade practices, and consumer protection laws. The plaintiffs sought monetary, declaratory, injunctive, and other unspecified relief.

By order dated November 28, 2016, the district court ordered the Petrizzo and Jara Cases be consolidated under the Petrizzo caption for all further purposes. On December 5, 2016, plaintiffs filed an amended consolidated complaint on behalf of 38 individual plaintiffs and others similarly situated. The amended consolidated complaint sought to bring claims on behalf of the named individuals and a putative nationwide class of individuals for unjust enrichment and alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Private Businesses and Vocational Schools Act of 2012. In addition, it purported to assert causes of action on behalf of certain of the named individuals and 15 individual state-specific putative classes for alleged violations of 15 different states’ consumer fraud, unlawful trade practices, and consumer protection laws. Finally, it sought to bring individual claims under Georgia state law on behalf of certain named plaintiffs. The plaintiffs sought monetary, declaratory, injunctive, and other unspecified relief. A motion to dismiss the amended complaint was filed by the Adtalem Parties and granted by the court, without prejudice, on February 12, 2018.

On April 12, 2018, the Petrizzo plaintiffs refiled their complaint with a new lead plaintiff, Renee Heather Polly. The plaintiffs’ refiled complaint is nearly identical to the complaint previously dismissed by the court on February 12, 2018. The Adtalem Parties moved to dismiss this refiled complaint on May 14, 2018. The court granted defendants’ motion and dismissed the amended complaint with prejudice on February 13, 2019. On March 15, 2019, plaintiffs filed a notice of appeal and this matter is currently pending on appeal before the Seventh Circuit.

On January 17, 2017, Harriet Myers filed a complaint derivatively on behalf of Adtalem in the United States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Timothy J. Wiggins, Richard M. Gunst, Patrick J. Unzicker, Christopher B. Begley, David S. Brown, Lisa W. Wardell, Ann Weaver Hart, Lyle Logan, Alan G. Merten, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. The plaintiff agreed to a stipulated order moving the case to the United States District Court for the District of Delaware. Citing the FTC lawsuit and settlement, the January 2016 Notice, the negotiated agreement reached by DeVry University and ED on October 13, 2016 (the “ED Settlement”), and the allegations in the lawsuit filed by the Pension Trust Fund for Operating Engineers, each referenced above, the plaintiff has alleged that the individual defendants have breached their fiduciary duties and violated federal securities law since at least 2011. The plaintiff has asserted that the individual defendants permitted Adtalem to engage in unlawful conduct, failed to correct misconduct or prevent its recurrence, and failed to ensure the accurate dissemination of information to shareholders. The complaint attempts to state three claims: (i) breach of fiduciary duty by all named defendants for allegedly allowing the illegal conduct to occur, (ii) unjust enrichment by all individual defendants in the receipt of compensation, and (iii) violation of Section 14(a) of the Exchange Act by failing to disclose the alleged illegal scheme in proxy statements and falsely stating that compensation was based on “pay for performance” where those performance results were allegedly false. The plaintiff seeks on behalf of Adtalem monetary, injunctive and other unspecified relief. The parties reached an agreement to settle this matter along with the City of Hialeah matter (described below). The settlement approval hearing for the City of Hialeah matter will be heard on May 17, 2019. Following approval of the settlement by the court in the City of Hialeah matter, the plaintiff in Myers matter will dismiss her lawsuit.

On June 20, 2017, the City of Hialeah Employees Retirement System filed a complaint derivatively on behalf of Adtalem in the Court of Chancery of the State of Delaware against individual defendants Daniel M. Hamburger, Christopher B. Begley, Lisa W. Wardell, Lyle Logan, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. Citing the FTC lawsuit and settlement, the January 2016 Notice and ED Settlement, and documents produced in response to plaintiff’s request under Section 220 of the Delaware Code, the plaintiff alleges that the individual defendants have breached their fiduciary duties. The plaintiff asserts that the individual defendants permitted Adtalem and DeVry University to make, and failed to stop, false and misleading advertisements in breach of their fiduciary duties and in bad faith. The plaintiff seeks on behalf of Adtalem monetary and other unspecified relief. A motion to dismiss the complaint was filed by the Adtalem Parties on September 1, 2017, which was partially granted as to one count and partially denied as to another count on April 20, 2018. The parties reached an agreement to settle this matter along with the Myers matter (described above). The settlement approval hearing for the City of Hialeah matter will be heard on May 17, 2019.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of other similarly situated, against the Adtalem Parties in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the court granted plaintiff’s motion for leave to file an amended complaint. Plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. Defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019.

On May 8, 2018, the Carlson Law Firm (“Carlson”) filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students in Rangel v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. in Lindberg v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on May 8, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state law and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former DeVry University students seeking to join the consolidated lawsuit. The parties re-filed their briefing on the motions to dismiss so that the motion would apply to all three groups of plaintiffs. On April 24, 2019, the Court granted Adtalem’s and DeVry University’s motions to dismiss. The Court gave the plaintiffs 45 days to refile their complaint otherwise their cases will be dismissed with prejudice.

On April 4, 2019, the Carlson Law Firm sent notice pursuant to California Legal Remedies Act, Civil Code § 1750, of 105 individuals who purportedly have claims against DeVry University and Adtalem based on allegedly deceptive comments made about the benefits of obtaining a DeVry University degree; specifically, that 90% of graduates obtained a job in their chosen field of study within six months of graduation, and that graduates were paid more than graduates of other universities. Pursuant to the letter, DeVry University and Adtalem have until May 4, 2019, to respond to the demand letters or the individuals will have the right to file a lawsuit.

On June 21, 2018, the Stoltmann Law Firm filed a lawsuit against Adtalem in Cook County Circuit Court, alleging that Adtalem breached a contract with the Stoltmann Law Firm to pay filing fees associated with arbitration claims the Stoltmann Law Firm has filed with JAMS. The Stoltmann Law Firm is seeking Specific Performance from the court. Adtalem moved to dismiss this complaint on August 3, 2018. Prior to the court ruling on Adtalem’s motion to dismiss, the Stoltmann Law Firm and 399 individuals filed an amended complaint on August 9, 2018, asserting claims for specific performance, declaratory judgment and a petition to compel arbitration. Adtalem moved to dismiss the amended complaint on August 31, 2018. The court granted Adtalem’s motion to dismiss on November 30, 2018, but granted plaintiffs leave to file a second amended complaint. A single individual plaintiff filed a second amended complaint on January 3, 2019. Adtalem has until May 23, 2019, to file a responsive pleading.

On March 29, 2019, a putative class action lawsuit was filed by Robby Brown, individually and on behalf of all others similarly situated, against Adtalem Global Education Inc. and DeVry University, Inc., in the Western District of Missouri. The complaint was filed on behalf of himself and two separate classes of similarly situated individuals who were citizens of the State of Missouri and who purchased or paid for and received any part of a DeVry University program. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants have not yet been served with the complaint.

On April 3, 2019, a putative class action lawsuit was filed by T’Lani Robinson, individually and on behalf of all others similarly situated, against Adtalem Global Education Inc. and DeVry University, Inc., in the Northern District of Georgia. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Georgia who purchased or paid for and received any part of a DeVry University program. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants have not yet been served with the complaint.

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

Summary financial information by reporting segment is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue:
Medical and Healthcare	$223,575	$220,067	$638,302	$614,649
Professional Education	35,935	31,505	113,723	101,906
Technology and Business	49,907	59,030	159,791	196,602
Home Office and Other	(808)	(532)	(2,423)	(1,733)
Total Consolidated Revenue	$308,609	$310,070	$909,393	$911,424
Operating Income (Loss) from Continuing Operations:
Medical and Healthcare	$53,093	$60,304	$115,396	$141,583
Professional Education	5,086	2,382	19,469	15,082
Technology and Business	(2,561)	(103)	3,165	15,749
Home Office and Other	(9,312)	(10,079)	(23,933)	(30,105)
Total Consolidated Operating Income from Continuing Operations	$46,306	$52,504	$114,097	$142,309
Segment Assets:
Medical and Healthcare	$827,452	$935,360	$827,452	$935,360
Professional Education	446,752	455,358	446,752	455,358
Technology and Business	559,408	625,752	559,408	625,752
Home Office and Other	315,091	176,117	315,091	176,117
Discontinued Operations	-	95,739	-	95,739
Total Consolidated Assets	$2,148,703	$2,288,326	$2,148,703	$2,288,326
Additions to Long-Lived Assets:
Medical and Healthcare	$10,978	$10,740	$37,696	$25,076
Professional Education	84	12,918	1,487	14,139
Technology and Business	2,287	3,746	5,584	19,445
Home Office and Other	2,149	4,506	6,086	8,811
Total Consolidated Additions to Long-Lived Assets	$15,498	$31,910	$50,853	$67,471
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$15,498	$18,960	$50,853	$50,433
Increase in Capital Assets from Acquisitions	-	287	-	303
Increase in Intangible Assets and Goodwill	-	12,663	-	16,735
Total Increase in Consolidated Long-Lived Assets	$15,498	$31,910	$50,853	$67,471
Depreciation Expense (1):
Medical and Healthcare	$7,680	$8,360	$20,449	$23,171
Professional Education	480	533	1,212	1,515
Technology and Business	2,348	2,569	7,032	7,792
Home Office and Other	653	399	3,065	1,076
Total Consolidated Depreciation Expense	$11,161	$11,861	$31,758	$33,554
Intangible Asset Amortization Expense:
Professional Education	$1,605	$1,626	$4,816	$4,876
Technology and Business	389	748	1,415	2,457
Total Consolidated Amortization Expense	$1,994	$2,374	$6,231	$7,333

(1) Depreciation expense for each reporting segment has been modified to current presentation to include the Home Office and Other depreciation which is allocated to each reporting segment.

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the three and nine months ended March 31, 2019 and 2018. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue from Unaffiliated Customers:
Domestic Operations	$160,948	$157,064	$468,787	$453,183
International Operations:
Barbados, Dominica, St. Kitts and St. Maarten	95,366	91,580	274,207	257,194
Brazil	49,907	59,030	159,791	196,602
Other	2,388	2,396	6,608	4,445
Total International	147,661	153,006	440,606	458,241
Total Consolidated Revenue	$308,609	$310,070	$909,393	$911,424
Long-Lived Assets:
Domestic Operations	$156,881	$150,759	$156,881	$150,759
International Operations:
Barbados, Dominica, St. Kitts and St. Maarten	174,827	174,921	174,827	174,921
Brazil	89,233	107,573	89,233	107,573
Other	2,065	2,133	2,065	2,133
Total International	266,125	284,627	266,125	284,627
Total Consolidated Long-Lived Assets	$423,006	$435,386	$423,006	$435,386

No one customer accounted for more than 10% of Adtalem's consolidated revenue.

NOTE 15: SUBSEQUENT EVENT

On April 12, 2019, Adtalem entered into a Membership Interests Purchase Agreement (the “Purchase Agreement”) with OCL Financial Services LLC (“OCL FS”) and OCL Professional Education, Inc. (“Seller”), pursuant to which Adtalem agreed to purchase all of the membership interests of OCL FS from Seller. OCL FS offers education and compliance solutions courses in the field of financial services. Subject to the terms and conditions of the Purchase Agreement, at the closing of the transaction, Adtalem will pay consideration of $121.0 million in cash to Seller, subject to adjustments for working capital, cash, indebtedness and transaction expenses, to acquire all of the membership interests of OCL FS (the “Transaction”). The Transaction is expected to close in the fourth quarter of fiscal year 2019.

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

As of June 30, 2018, Adtalem eliminated its U.S. Traditional Postsecondary reporting segment when Carrington College (“Carrington”) was placed into discontinued operations (see further details below under the heading “Divestiture of Carrington College”). As a result, Adtalem now has three reporting segments: “Medical and Healthcare,” which includes the operations of Chamberlain University (“Chamberlain”) and the medical and veterinary schools (which include American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”)); “Professional Education,” which includes the operations of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”) and EduPristine; and “Technology and Business,” which includes the operations of Adtalem Education of Brazil (“Adtalem Brazil”).

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

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference are described throughout this report, including those in “Note 13: Commitments and Contingencies” to the Consolidated Financial Statements, “Item 1 – Legal Proceedings” and “Item 1A – Risk Factors,” and in the subsections of “Item 1 – Business” titled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Seasonality” and “Employees” in our most recent Annual Report on Form 10-K for the year ending June 30, 2018 filed with the SEC on August 24, 2018 and our other filings with the SEC. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. All forward-looking statements set forth in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and should be considered in the context of the risk factors referred to above and discussed elsewhere in this Quarterly Report on Form 10-Q. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.

OVERVIEW

Adtalem’s financial results for the third quarter of fiscal year 2019 reflect a revenue decrease of $1.5 million, or 0.5%, compared to the year-ago quarter, driven by a decrease in revenue in the Technology and Business segment, which included a negative foreign currency exchange impact in Brazil. This decrease was partially offset by revenue increases in the Medical and Healthcare and Professional Education segments. On a constant currency basis, revenue in the third quarter of fiscal year 2019 increased 2.1% compared to the year-ago quarter. Net income in the third quarter of fiscal year 2019 of $37.9 million decreased $1.4 million, or 3.6%, compared to the year-ago quarter. Net income from continuing operations excluding special items decreased 7.7% in the third quarter of fiscal year 2019 compared to the year-ago quarter, driven by an increase in interest expense and operating income decreases in the Medical and Healthcare and Technology and Business segments. These decreases were partially offset by an increase in operating income in the Professional Education segment and cost reductions at home office. (See “Use of Non-GAAP Financial Information and Supplemental Reconciliation Schedule” below). Operational and financial highlights for the third quarter of fiscal year 2019 include:

•	In January 2019, RUSM commenced operations at its new campus in Barbados. Academic facilities are located in Bridgetown. Student housing is located close to academic facilities in the parish of Christ Church at an existing housing community that was completed by RUSM and includes amenities, student services and convenient transportation to campus.

•	For the March 2019 session, total student enrollment at Chamberlain increased 3.4%, compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations.

•	For the March 2019 session, at Adtalem Brazil new student enrollment increased 17.7% and total student enrollment increased 5.6%, compared to the same session last year. Online and Grupo Ibmec enrollment were the main drivers of the increases.

•	During the third quarter of fiscal year 2019, Adtalem recorded restructuring charges of $3.9 million primarily related to real estate consolidations at Adtalem Brazil and Adtalem’s home office.

•	Adtalem completed its tenth share repurchase program and commenced its eleventh repurchase program by repurchasing a total of 1,266,160 shares of Adtalem’s common stock at an average cost of $48.15 per share during the third quarter of fiscal year 2019. On November 7, 2018, the Board of Directors of Adtalem approved the eleventh share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock, from time to time, through December 31, 2021.

•	Adtalem’s financial position remained strong, generating $128.5 million of operating cash flow during the first nine months of fiscal year 2019. As of March 31, 2019, cash and cash equivalents totaled $321.2 million and outstanding borrowings totaled $297.8 million.

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

DeVry University was an operating segment and was previously included in our former U.S. Traditional Postsecondary reporting segment. Subject to the terms and conditions of the purchase agreement, DeVry University was sold in its entirety. Divesting DeVry University is a strategic shift in the operations of Adtalem. DeVry University offered principally bachelor’s and master’s degrees in technology and business in the U.S., and Adtalem exited this market with this disposition. Adtalem’s only other operating segment that grants primarily bachelor’s and master’s degrees is Chamberlain, and this institution’s degrees are in nursing and related healthcare fields. Selling the DeVry University operating segment reduces the organization’s dependence on government Title IV funds for its revenue, which was one of Adtalem’s strategic goals. DeVry University was the legacy business of Adtalem and at one time accounted for the majority of its consolidated revenue and operating income. Disposal of this operating segment will have a significant effect on the operations and financial results of Adtalem (See “Note 2: Discontinued Operations”) to the Consolidated Financial Statements.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we have classified the DeVry University entity as “Held for Sale” and “Discontinued Operations.” As a result, all financial results, disclosures and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude DeVry University operations, unless otherwise noted.

DIVESTITURE OF CARRINGTON COLLEGE

On December 4, 2018, Adtalem completed the sale of Carrington to SJVC pursuant to the Membership Interest Purchase Agreement (the “MIPA”) dated June 28, 2018. To support Carrington’s future success, Adtalem made a capital contribution of $7.5 million to Carrington, based on an agreed working capital balance of $11.5 million at the closing date.

Carrington was an operating segment and was previously included in our former U.S. Traditional Postsecondary reporting segment. Subject to the terms and conditions of the MIPA, Carrington was sold in its entirety. Divesting Carrington is a strategic shift in the operations of Adtalem. Carrington offered principally career specific certificate or associate degree programs in the U.S., and Adtalem exited this market with this disposition. Selling the Carrington operating segment reduces the organization’s dependence on government Title IV funds for its revenue, which is one of Adtalem’s important strategic goals. Disposal of this operating segment will have a significant effect on the operations and financial results of Adtalem (See “Note 2: Discontinued Operations”) to the Consolidated Financial Statements.

In accordance with GAAP, we have classified the Carrington entity as “Held for Sale” and “Discontinued Operations.” As a result, all financial results, disclosures and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude Carrington operations, unless otherwise noted.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the third quarter and first nine months of fiscal year 2019, Adtalem recorded special items related to the following:

•	Restructuring charges related to the closing of the RUSM campus in Dominica, loss on sale charges at Adtalem Brazil related to the disposition of the Joao Pessoa institution, and real estate consolidations at Adtalem Brazil and Adtalem’s home office.
•	Insurance settlement gain related to the final insurance settlement related to Hurricanes Irma and Maria at AUC and RUSM.
•	Adjustments to the preliminary income tax charges related to the implementation of the Tax Cuts and Jobs Act of 2017 and tax charges related to the divestiture of DeVry University.

During the third quarter and first nine months of fiscal year 2018, Adtalem recorded special items related to the following:

•	Restructuring charges related to severance for workforce reductions and real estate consolidations at the medical and veterinary schools and Adtalem’s home office.
•	Income tax charges related to implementation of the Tax Cuts and Jobs Act of 2017.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net Income (Loss)	$37,905	$39,334	$45,670	$(29,037)
Earnings (Loss) per Share (diluted)	$0.64	$0.63	$0.76	$(0.46)
Continuing Operations:
Restructuring Expense	$3,902	$621	$47,095	$3,184
Effect on Earnings per Share (diluted)	$0.07	$0.01	$0.78	$0.05
Insurance Settlement Gain	$-	$-	$(15,571)	$-
Effect on Earnings per Share (diluted)	$-	$-	$(0.26)	$-
Tax Cuts and Jobs Act of 2017 and Tax Charges Related to the Divestiture of DeVry University	$-	$-	$1,526	$101,196
Effect on Earnings per Share (diluted)	$-	$-	$0.03	$1.62
Income Tax Impact on Non-GAAP Adjustments (1)	$(105)	$(144)	$(5,074)	$(999)
Effect on Earnings per Share (diluted)	$(0.00)	$(0.00)	$(0.08)	$(0.02)
Discontinued Operations, net of tax	$(1,653)	$3,571	$38,177	$45,539
Effect on Earnings per Share (diluted)	$(0.03)	$0.06	$0.64	$0.73
Net Income from Continuing Operations Excluding
Special Items, net of tax	$40,049	$43,382	$111,823	$119,883
Earnings per Share from Continuing Operations
Excluding Special Items, net of tax (diluted)	$0.68	$0.70	$1.86	$1.92
Shares used in EPS calculation	58,802	61,965	60,004	62,474

(1) Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income (Loss) for the three and nine months ended March 31, 2019 and 2018. Percentages may not add because of rounding.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	50.7%	51.4%	50.9%	53.8%
Student Services and Administrative Expense	33.1%	31.5%	33.0%	30.3%
Restructuring Expense	1.3%	0.2%	5.2%	0.3%
Insurance Settlement Gain	0.0%	0.0%	(1.7)%	0.0%
Total Operating Cost and Expense	85.0%	83.1%	87.5%	84.4%
Operating Income from Continuing Operations	15.0%	16.9%	12.5%	15.6%
Net Other Expense	(0.8)%	(0.5)%	(1.2)%	(0.3)%
Income from Continuing Operations Before Income Taxes	14.2%	16.4%	11.3%	15.3%
Income Tax Provision	(2.4)%	(2.6)%	(2.1)%	(13.5)%
Equity Method Investment Loss	0.0%	(0.0)%	0.0%	(0.0)%
Income from Continuing Operations	11.7%	13.8%	9.2%	1.9%
Income (Loss) from Discontinued Operations, Net of Tax	0.5%	(1.2)%	(4.2)%	(5.0)%
Net Income (Loss)	12.3%	12.7%	5.0%	(3.1)%
Net Loss (Income) Attributable to Noncontrolling Interest	0.0%	0.0%	(0.0)%	(0.1)%
Net Income (Loss) Attributable to Adtalem Global
Education	12.3%	12.7%	5.0%	(3.2)%

REVENUE

All discussions of the results of operations exclude the results of DeVry University and Carrington, which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

The following tables present revenue by segment detailing the changes from the year-ago comparative periods including disclosures of the effect of acquisitions, Hurricanes Irma and Maria, and changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for the third quarter of fiscal year 2019 of $308.6 million decreased 0.5%, or $1.5 million, compared to the year-ago quarter. For the first nine months of fiscal year 2019, total consolidated revenue of $909.4 million decreased 0.2%, or $2.0 million, compared to the year-ago period. Revenue results by segment are discussed in more detail in the sections below.

	Three Months Ended March 31, 2019
	(in thousands)
Revenue:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$220,067	$31,505	$59,030	$(532)	$310,070
Organic Growth (Decline)	7,177	3,848	(1,173)	(276)	9,576
Effect of Acquisitions	-	582	-	-	582
Hurricane Impact	(3,669)	-	-	-	(3,669)
Effect of Currency Change	-	-	(7,950)	-	(7,950)
Fiscal Year 2019 as Reported	$223,575	$35,935	$49,907	$(808)	$308,609

Fiscal Year 2019 % Change:
Organic Growth (Decline)	3.3%	12.2%	(2.0)%	NM	3.1%
Effect of Acquisitions	-	1.8%	-	NM	0.2%
Hurricane Impact	(1.7)%	-	-	NM	(1.2)%
Constant Currency	1.6%	14.1%	(2.0)%	NM	2.1%
Effect of Currency Change	-	-	(13.5)%	NM	(2.6)%
Fiscal Year 2019 % Change as Reported	1.6%	14.1%	(15.5)%	NM	(0.5)%

	Nine Months Ended March 31, 2019
	(in thousands)
Revenue:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$614,649	$101,906	$196,602	$(1,733)	$911,424
Organic Growth (Decline)	19,086	9,344	(6,638)	(690)	21,102
Effect of Acquisitions	-	2,473	1,100	-	3,573
Hurricane Impact	4,567	-	-	-	4,567
Effect of Currency Change	-	-	(31,273)	-	(31,273)
Fiscal Year 2019 as Reported	$638,302	$113,723	$159,791	$(2,423)	$909,393

Fiscal Year 2019 % Change:
Organic Growth (Decline)	3.1%	9.2%	(3.4)%	NM	2.3%
Effect of Acquisitions	-	2.4%	0.6%	NM	0.4%
Hurricane Impact	0.7%	-	-	NM	0.5%
Constant Currency	3.8%	11.6%	(2.8)%	NM	3.2%
Effect of Currency Change	-	-	(15.9)%	NM	(3.4)%
Fiscal Year 2019 % Change as Reported	3.8%	11.6%	(18.7)%	NM	(0.2)%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 1.6%, or $3.5 million, to $223.6 million in the third quarter and increased 3.8%, or $23.7 million, to $638.3 million in the first nine months of fiscal year 2019 compared to the year-ago periods. In September 2017, Hurricanes Irma and Maria delayed the September 2017 semester of basic science academic instruction at AUC and RUSM, respectively, resulting in a $3.7 million shift of revenue from the first half of fiscal year 2018 to the third quarter of fiscal year 2018, in addition to a revenue loss in the first nine months of fiscal year 2018 of $4.6 million. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain

Chamberlain Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2019
Term	July 2018	Sept. 2018	Nov. 2018	Jan. 2019	Mar. 2019
New Students	2,523	5,435	2,617	4,759	2,726
% Change from Prior Year	1.0%	9.5%	(6.7)%	6.4%	(3.7)%
Total Students	28,037	31,295	30,833	32,354	32,104
% Change from Prior Year	4.6%	4.1%	3.7%	3.3%	3.4%

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018	May 2018
New Students	2,497	4,962	2,806	4,472	2,830	3,896
% Change from Prior Year	16.5%	(0.8)%	5.5%	6.9%	4.3%	3.1%
Total Students	26,811	30,062	29,719	31,333	31,053	30,309
% Change from Prior Year	6.3%	4.5%	5.1%	5.2%	4.5%	4.7%

Chamberlain revenue decreased 0.2%, or $0.3 million, to $128.2 million in the third quarter of fiscal year 2019 compared to the year-ago quarter, as higher total student enrollment was offset by lower fee revenue. Chamberlain revenue increased 1.9%, or $6.6 million, to $364.1 million in the first nine months of fiscal year 2019 compared to the year-ago period, driven primarily by higher new and total enrollment in all tracks of the Master of Science in Nursing (“MSN”) degree, the campus-based Bachelor of Science of Nursing (“BSN”) program and the Doctorate of Nursing Practice (“DNP”) program.

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

The medical and veterinary schools’ revenue increased 4.1%, or $3.8 million, to $95.4 million in the third quarter and increased 6.6%, or $17.0 million, to $274.2 million in the first nine months of fiscal year 2019 compared to the year-ago periods. The principle drivers of the increases were higher housing revenue at the new Barbados campus of RUSM, tuition price increases at the medical and veterinary schools and total enrollment increases. In the third quarter of fiscal year 2019, the comparison with fiscal year 2018 was negatively affected by $3.7 million of revenue at AUC and RUSM (together the medical schools) that was recognized in the third quarter of fiscal year 2018 and was deferred from the second quarter of fiscal year 2018 as a result of Hurricanes Irma and Maria and the resulting postponement of the September 2017 semester’s basic science academic instruction at the medical schools. The revenue increase for first nine months of fiscal year 2019 was positively affected by lower comparable revenue in the first nine months of fiscal year 2018 due to $4.6 million in lost revenue at the medical schools as a result of the students withdrawing due to the hurricane disruptions. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, and improving the effectiveness of marketing strategies by restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year.

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

Professional Education

Revenue in the Professional Education segment increased 14.1%, or $4.4 million, to $35.9 million in the third quarter and increased 11.6%, or $11.8 million, to $113.7 million in the first nine months of fiscal year 2019 compared to the year-ago periods. The increase in the third quarter and first nine months of fiscal year 2019 is driven primarily by revenue growth at ACAMS and improved revenue at Becker Accounting. ACAMS memberships have increased to over 72,000 as of March 31, 2019, driven by strong domestic growth as well as expansion in the Asia Pacific and European regions. In addition, the acquisition in February 2018 of a 69% ownership interest in EduPristine has contributed to the revenue growth in both the third quarter and first nine months of fiscal year 2019.

Technology and Business

Revenue in the Technology and Business segment, which is composed solely of Adtalem Brazil, decreased 15.5%, or $9.1 million, to $49.9 million in the third quarter and decreased 18.7%, or $36.8 million, to $159.8 million in the first nine months of fiscal year 2019 compared to the year-ago periods. The decrease in value of the Brazilian Real compared to the U.S. dollar decreased reported revenue in the third quarter and first nine months of fiscal year 2019 by $8.0 million and $31.3 million, respectively, compared to the year-ago periods. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis, revenue decreased by 2.0% and 2.8% in the third quarter and first nine months of fiscal year 2019, respectively, compared to the year-ago periods. In addition to increased competition, the decreases were partially driven by the higher discounting necessary to offset the effect of reductions and timing delays in and the “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) program and reductions in the “Programa Universidade para Todos” or “University for All Program” (“PROUNI”) program. The Brazilian government run system that administers FIES was inaccessible to students for several weeks during March and April 2019, due to system issues. This hindered students’ ability to obtain funding necessary to finance their educations. In order to assist students with this funding gap, Adtalem Brazil increased the use of discounts. See below for further discussion of the changes in the FIES program. Additionally, declines in the number of students enrolled in law exam test preparation courses partially drove the revenue decreases. These declines are related to changes in the timing of the exam compared to the prior year as well as changes in the exam that are resulting in lower pass rates for the first level of the exam, which lowers demand for preparation courses for the subsequent level.

Brazil’s economy presented challenges for enrollment growth and created pricing pressures in the education sector. Adtalem Brazil’s revenue results have been negatively impacted by these conditions as well as reductions in the FIES program and increased competition. Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As of March 31, 2019, approximately 19% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 17% of Adtalem Brazil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, the changes enacted during fiscal year 2018 reducing the number of FIES contracts available for grant by approximately 31% to all higher education institutions in Brazil, have impacted Adtalem Brazil’s growth. Adtalem Brazil institutions have increased efforts to attract more non-FIES students in order to diversify their payer mix. Also, Adtalem Brazil is working with private lenders to increase funding sources for prospective students. Management believes Adtalem Brazil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing FIES loans. Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, Adtalem Brazil’s ability to grow its student enrollment may be further impacted.

Key trends for Adtalem Brazil are set forth below.

Adtalem Brazil Student Enrollment:

	Fiscal Year 2019		Fiscal Year 2018
Term	Sept. 2018	Mar. 2019	Sept. 2017	Mar. 2018
New Students	17,956	27,505	14,507	23,367
% Change over Prior Year	23.8%	17.7%	(8.7)%	3.7%
Total Students	81,088	79,919	78,340	75,700
% Change over Prior Year	3.5%	5.6%	1.9%	(4.9)%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in test preparation programs at Damásio Educacional (“Damasio”). The November 2017 acquisition of São Judas Tadeu (“SJT”) did not affect the fiscal year 2019 or 2018 enrollment figures because these medical test preparation students are also excluded from reported enrollment. The increase in new and total student enrollment in the September 2018 and March 2019 terms are driven primarily by increases in online enrollment and tuition discounting. This enrollment increase is not driving higher revenue due to lower tuition pricing of the online programs.

Brazilian government regulations on opening and operating distance learning in the country have streamlined the approval process for launching online facilities, making this segment more economically attractive to larger institutions. Adtalem Brazil began offering several bachelor’s and associate degree programs via distance learning in February 2018. These programs are offered under the Wyden Online brand. They are delivered through the Damasio network of over 200 learning centers, which currently has the infrastructure and staff necessary to support distance learning degrees. These online programs are not currently a significant contributor to Adtalem Brazil’s revenue.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities and the provision for bad debts.

	Three Months Ended March 31, 2019
	(in thousands)
Cost of Educational Services:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$108,700	$5,264	$44,265	$1,083	$159,312
Cost Increase (Reduction)	5,828	355	(2,293)	(1,291)	2,599
Effect of Acquisitions	-	253	-	-	253
Effect of Currency Change	-	-	(5,825)	-	(5,825)
Fiscal Year 2019 as Reported	$114,528	$5,872	$36,147	$(208)	$156,339

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	5.4%	6.7%	(5.2)%	NM	1.6%
Effect of Acquisitions	-	4.8%	-	NM	0.2%
Constant Currency	5.4%	11.6%	(5.2)%	NM	1.8%
Effect of Currency Change	-	-	(13.2)%	NM	(3.7)%
Fiscal Year 2019 % Change
as Reported	5.4%	11.6%	(18.3)%	NM	(1.9)%

	Nine Months Ended March 31, 2019
	(in thousands)
Cost of Educational Services:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$326,766	$18,528	$139,657	$4,980	$489,931
Cost Increase (Reduction)	15,916	1,289	(5,061)	(5,388)	6,756
Effect of Acquisitions	-	1,084	627	-	1,711
Hurricane Impact	(13,372)	-	-	-	(13,372)
Effect of Currency Change	-	-	(21,802)	-	(21,802)
Fiscal Year 2019 as Reported	$329,310	$20,901	$113,421	$(408)	$463,224

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	4.9%	7.0%	(3.6)%	NM	1.4%
Effect of Acquisitions	-	5.9%	0.4%	NM	0.3%
Hurricane Impact	(4.1)%	-	-	NM	(2.7)%
Constant Currency	0.8%	12.8%	(3.2)%	NM	(1.0)%
Effect of Currency Change	-	-	(15.6)%	NM	(4.5)%
Fiscal Year 2019 % Change
as Reported	0.8%	12.8%	(18.8)%	NM	(5.5)%

Cost of Educational Services decreased 1.9%, or $3.0 million, to $156.3 million in the third quarter and decreased 5.5%, or $26.7 million, to $463.2 million in the first nine months of fiscal year 2019 compared to the year-ago periods. Excluding the effect of the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services increased 1.8%, or $2.9 million, in the third quarter and decreased 1.0%, or $4.9 million, in the first nine months of fiscal year 2019 compared to the year-ago periods. Prior year expense in the first nine months of fiscal year 2018 also included a $13.4 million charge representing the deductibles under insurance policies, incurred for facility and equipment impairment write-offs and the evacuations of the medical school students, faculty and staff in the wakes of Hurricanes Irma and Maria. Cost increases at the medical schools in fiscal year 2019, excluding the insurance deductibles in fiscal year 2018, were partially driven by AUC and RUSM as operations returned to St. Maarten and moved to Barbados, respectively, and operating costs returned to normal levels. Costs in fiscal year 2018 were reduced as teaching operations were moved to an alternate site. In addition, expenses increased in fiscal year 2019 due to increased housing costs at RUSM’s Barbados campus and increased investment in growth in the Medical and Healthcare and Professional Education segments and the acquisition in February 2018 of a 69% ownership interest in EduPristine. Partially offsetting the cost increases were cost reduction measures in the Technology and Business segment, which were instituted in response to declining revenue at Adtalem Brazil, and at Adtalem home office, which were necessary with the divestitures of DeVry University and Carrington.

As a percentage of revenue, Cost of Educational Services was 50.7% and 50.9% in the third quarter and first nine months of fiscal year 2019, respectively, compared to 51.4% and 53.8%, respectively, during the year-ago periods. The decrease in the percentage in the third quarter and the first nine months of fiscal year 2019 was primarily the result of the cost reduction efforts across all institutions and the result of the negative effects on revenue and expense from Hurricanes Irma and Maria during the third quarter and first nine months of fiscal year 2018.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

	Three Months Ended March 31, 2019
	(in thousands)
Student Services and Administrative Expense:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$50,533	$23,859	$14,868	$8,373	$97,633
Cost Increase (Reduction)	5,555	555	1,452	(1,980)	5,582
Effect of Acquisitions	-	563	-	-	563
Effect of Currency Change	-	-	(1,716)	-	(1,716)
Fiscal Year 2019 as Reported	$56,088	$24,977	$14,604	$6,393	$102,062

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	11.0%	2.3%	9.8%	NM	5.7%
Effect of Acquisitions	-	2.4%	-	NM	0.6%
Constant Currency	11.0%	4.7%	9.8%	NM	6.3%
Effect of Currency Change	-	-	(11.5)%	NM	(1.8)%
Fiscal Year 2019 % Change as Reported	11.0%	4.7%	(1.8)%	NM	4.5%

	Nine Months Ended March 31, 2019
	(in thousands)
Student Services and Administrative Expense:	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$145,658	$68,296	$41,196	$20,850	$276,000
Cost Increase (Reduction)	22,182	2,947	5,627	(2,800)	27,956
Effect of Acquisitions	-	2,111	23	-	2,134
Effect of Currency Change	-	-	(5,542)	-	(5,542)
Fiscal Year 2019 as Reported	$167,840	$73,354	$41,304	$18,050	$300,548

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	15.2%	4.3%	13.7%	NM	10.1%
Effect of Acquisitions	-	3.1%	0.1%	NM	0.8%
Constant Currency	15.2%	7.4%	13.7%	NM	10.9%
Effect of Currency Change	-	-	(13.5)%	NM	(2.0)%
Fiscal Year 2019 % Change as Reported	15.2%	7.4%	0.3%	NM	8.9%

Student Services and Administrative Expense increased 4.5%, or $4.4 million, to $102.1 million in the third quarter and increased 8.9%, or $24.5 million, to $300.5 million in the first nine months of fiscal year 2019 compared to the year-ago periods. Excluding the effect of the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense increased 6.3%, or $6.1 million, in the third quarter and increased 10.9%, or $30.1 million, in the first nine months of fiscal year 2019 compared to the year-ago periods. Cost increases to support enrollment growth at the medical and veterinary schools, Chamberlain, ACAMS and Adtalem Brazil were the main drivers of the increase in costs. These increases were partially offset by cost reductions at Becker. Approximately $6.4 million and $24.0 million of the increase in the third quarter and the first nine months of fiscal year 2019, respectively, was due to home office costs reallocated to continuing operations from DeVry University and Carrington. Amortization of finite-lived intangible assets decreased $0.4 million and $1.1 million in the third quarter and first nine months of fiscal year 2019, respectively, compared to the year-ago periods. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense was 33.1% and 33.0% in the third quarter and first nine months of fiscal year 2019, respectively, compared to 31.5% and 30.3%, respectively, during the year-ago periods. The growth support and the reallocation of home office expense to continuing operations noted above, along with reduced revenue, particularly at Adtalem Brazil, resulted in the increase in this percentage.

Restructuring Expense

During the third quarter and first nine months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. In January 2019, RUSM relocated its campus operations to Barbados with no plans to return to Dominica. The land, buildings and equipment in Dominica have been fully impaired as management has determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 3: Summary of Significant Accounting Policies” to the Consolidated Financial Statements). In addition, during the third quarter and first nine months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to real estate consolidations at Adtalem Brazil and Adtalem’s home office. During the third quarter and first nine months of fiscal year 2018, Adtalem recorded restructuring charges related to workforce reductions and real estate consolidations at the medical and veterinary schools and Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, as a result of reducing Adtalem’s workforce by 203 and 111 positions in the first nine months of fiscal year 2019 and 2018, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 14: Segment Information” to the Consolidated Financial Statements. Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$(110)	$(23)	$(133)	$40,033	$1,294	$41,327
Technology and Business	1,716	-	1,716	1,901	-	1,901
Home Office and Other	2,271	48	2,319	3,748	119	3,867
Total	$3,877	$25	$3,902	$45,682	$1,413	$47,095

	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$-	$530	$530	$26	$616	$642
Home Office and Other	46	45	91	(419)	2,961	2,542
Total	$46	$575	$621	$(393)	$3,577	$3,184

Cash payments for restructuring charges were $20.6 million in the first nine months of fiscal year 2019. The remaining accrual for these charges is $23.1 million as of March 31, 2019. The balance is expected to be paid out for periods of up to 7 years. Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2019 as Adtalem continues to reduce home office costs.

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

OPERATING INCOME FROM CONTINUING OPERATIONS

Total consolidated operating income from continuing operations decreased 11.8%, or $6.2 million, to $46.3 million in the third quarter and decreased 19.8%, or $28.2 million, to $114.1 million in the first nine months of fiscal year 2019 compared to the year-ago periods. Excluding the effect of the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated operating income from continuing operations decreased 11.0%, or $5.8 million, in the third quarter and decreased 17.1%, or $24.3 million, in the first nine months of fiscal year 2019 compared to the year-ago periods.

Excluding the effect of the currency change, the effects of the hurricanes and the increase in restructuring expense of $3.3 million, consolidated operating income from continuing operations increased $1.2 million, or 2.3%, in the third quarter of fiscal year 2019 compared to the year-ago quarter. The primary drivers of the increase were increased revenue at Professional Education and reduced home office costs, partially offset by a $6.4 million increase in home office costs reallocated to continuing operations and the return to a normal level of expense at AUC and RUSM as operations returned to St. Maarten and moved to Barbados, respectively.

The primary driver of the decreased operating income from continuing operations in the first nine months of fiscal year 2019 was the $43.9 million increase in restructuring expense, partially offset with the $15.6 million hurricane insurance settlement gain. Excluding the effect of the currency change, the hurricane insurance settlement gain in fiscal year 2019, and the effects of the hurricanes and the restructuring expense in both fiscal years 2019 and 2018, consolidated operating income from continuing operations decreased $13.9 million, or 8.5%, in the first nine months of fiscal year 2019 compared to the year-ago period. The primary driver of this decrease was the $24.0 million increase in home office costs reallocated to continuing operations. This increase was partially offset with increased revenue at Professional Education reduced home office costs.

	Three Months Ended March 31, 2019
	(in thousands)
Operating Income (Loss):	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$60,304	$2,382	$(103)	$(10,079)	$52,504
Organic Change	(4,205)	2,938	(333)	2,995	1,395
Effect of Acquisitions	-	(234)	-	-	(234)
Hurricane Impact	(3,669)	-	-	-	(3,669)
Restructuring Expense Change	663	-	(1,716)	(2,228)	(3,281)
Effect of Currency Change	-	-	(409)	-	(409)
Fiscal Year 2019 as Reported	$53,093	$5,086	$(2,561)	$(9,312)	$46,306

	Nine Months Ended March 31, 2019
	(in thousands)
Operating Income (Loss):	Medical and Healthcare	Professional Education	Technology and Business	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$141,583	$15,082	$15,749	$(30,105)	$142,309
Organic Change	(19,012)	5,109	(7,204)	7,497	(13,610)
Effect of Acquisitions	-	(722)	450	-	(272)
Hurricane Impact	17,939	-	-	-	17,939
Restructuring Expense Change	(40,685)	-	(1,901)	(1,325)	(43,911)
Insurance Settlement Gain	15,571	-	-	-	15,571
Effect of Currency Change	-	-	(3,929)	-	(3,929)
Fiscal Year 2019 as Reported	$115,396	$19,469	$3,165	$(23,933)	$114,097

Medical and Healthcare

Medical and Healthcare segment operating income decreased 12.0%, or $7.2 million, to $53.1 million in the third quarter and decreased 18.5%, or $26.2 million, to $115.4 million in the first nine months of fiscal year 2019 compared to the year-ago periods. Excluding the restructuring charges, the effects of Hurricanes Irma and Maria and the hurricane insurance settlement gain, segment operating income decreased 7.4%, or $4.2 million, to $53.0 million in the third quarter and decreased 11.9%, or $19.0 million, to $141.2 million in the first nine months of fiscal year 2019 compared to the year-ago periods. The primary drivers of the decrease in operating income in the third quarter and first nine months of fiscal year 2019 relate to cost increases to support future growth including $4.5 million and $17.0 million, respectively, in home office costs reallocated to continuing operations and the return to a normal level of expense at AUC and RUSM as operations returned to St. Maarten and moved to Barbados, respectively.

Professional Education

Professional Education segment operating income increased 113.5%, or $2.7 million, to $5.1 million in the third quarter and increased 29.1%, or $4.4 million, to $19.5 million in the first nine months of fiscal year 2019 compared to the year-ago periods. Operating income increased at ACAMS driven by increases in revenue and at Becker through cost reduction efforts. These increases were partially offset by cost increases to support future growth in the third quarter and first nine months of fiscal year 2019, including $1.1 million and $4.0 million, respectively, in home office costs reallocated to continuing operations.

Technology and Business

Technology and Business segment operating income decreased $2.5 million to an operating loss of $2.6 million in the third quarter and operating income decreased $12.6 million to $3.2 million in the first nine months of fiscal year 2019 compared to the year-ago periods. Operating income was reduced by the effect of exchange rate changes by $0.4 million and $3.9 million in the third quarter and first nine months of fiscal year 2019, respectively. Excluding the effect of the exchange rate changes and restructuring charges, segment operating income decreased $0.3 million and $6.8 million in the third quarter and first nine months of fiscal year 2019, respectively, compared to the year-ago periods, primarily driven by higher discounting and increased student recruiting costs. In addition, costs increased to support future growth in the third quarter and first nine months of fiscal year 2019, including $0.8 million and $3.0 million, respectively, in home office costs reallocated to continuing operations.

NET OTHER EXPENSE

Net other expense in the third quarter and first nine months of fiscal year 2019 was $2.6 million and $11.3 million, respectively, compared to net other expense of $1.5 million and $2.4 million, respectively, in the year-ago periods. The net other expense increases were primarily the result of increased borrowings under Adtalem’s Credit Facility (as defined herein). Net other expense was also impacted with implementing ASU 2016-01 which requires investment gains and losses in available-for-sale equity investments to be reported in the income statement, rather than as previously disclosed in accumulated other comprehensive income. See “Note 12: Debt” and “Note 3: Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further details.

INCOME TAXES

The effective tax rate on income from continuing operations was 17.2% in the third quarter and 18.3% in the first nine months of fiscal year 2019, compared to 15.7% on income from continuing operations in the third quarter and 87.8% in the first nine months of fiscal year 2018. Tax expense in the first nine months of fiscal year 2019 included a special item related to one-time impacts from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and various impacts due to the sale of DeVry University. The effective tax rate on income from continuing operations excluding tax expense related to the special item was 16.8% in the first nine months of fiscal year 2019. Also, tax expense in the first nine months of fiscal year 2018 included a special item of $101.2 million related to the Tax Act. The effective tax rate on income from continuing operations excluding the special item was 15.4% in the first nine months of fiscal year 2018. This increase in fiscal year 2019 primarily reflects a lower U.S. tax rate resulting from the Tax Act offset by higher additional expense from provisions of the Tax Act that were effective beginning in fiscal year 2019 and a decrease in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings. The provisions from the Tax Act impacting fiscal year 2019 include a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), a limitation of certain executive compensation, and the repeal of the domestic production activity deduction. We have elected to account for GILTI as a period cost. The effective tax rate includes estimates of these new provisions. Our estimates may be revised in future periods as we obtain additional data and any new regulations or guidance is released.

Four of Adtalem’s operating units benefit from local tax incentives: AUC, which operates in St. Maarten, RUSM, which operated in Dominica, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. In January 2019, RUSM moved its operations from Dominica to Barbados. RUSM has negotiated an agreement with the Barbados government that exempts it from local income taxation until 2039. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in “Programa Universidade para Todos” or “University for All Program” (“PROUNI”), a Brazilian program for providing scholarships to a portion of its undergraduate students.

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

DISCONTINUED OPERATIONS

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See “Note 2: Discontinued Operations” to the Consolidated Financial Statements for further information. The divestiture of both of these operations was completed in the second quarter of fiscal year 2019. As a result, management has discontinued discussion of the DeVry University and Carrington operating results beginning with the second quarter of fiscal year 2019 Quarterly Report on Form 10-Q as comparable results are no longer meaningful.

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

Adtalem’s consolidated cash balances of $321.2 million as of March 31, 2019 included $155.8 million of cash attributable to Adtalem’s international operations. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, only cash held by the subsidiaries of Brazil will not be available for general company purposes. As of March 31, 2019, the cash balance attributable to operations in Brazil was $90.5 million. Management does not believe this policy will adversely affect Adtalem’s overall liquidity.

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

ED regulations known as its “gainful employment” (“GE”) regulations, which became effective July 1, 2015, define which private-sector programs prepare students for gainful employment in a recognized profession and are therefore eligible for Title IV funding. ED announced a negotiated rulemaking process on June 16, 2017 to substantially revise the GE regulations and held rulemaking sessions beginning December 2017 through March 2018. Draft regulations rescinding the GE regulations were published by ED on August 14, 2018; ED allowed for a 30-day comment period and publication of the final, revised GE regulations is pending.

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

Final accountability measures for the 2014-2015 academic year were released to institutions on January 8, 2017. The only Adtalem Title IV-participating program classification that did not pass the GE metric was RUSVM’s Doctor of Veterinary Medicine (“DVM”) program, which was considered to be in the zone. Required warnings were provided in February 2017 to enrolled and prospective RUSVM DVM students. Enrollment in this GE program zone classification represents 4% of total enrollment in the Medical and Healthcare reporting segment, which is the sole Adtalem Title IV-participating reporting segment, and $59 million of Title IV revenue during the nine months ended March 31, 2019 and $76 million during the year ended June 30, 2018.

Management expects RUSVM will continue to be in the zone for the 2015-2016 and 2016-2017 academic years under the current GE structure. This is possible notwithstanding strong student outcomes and very low cohort default rates for RUSVM graduates (0.7% for fiscal year 2015, the latest 3-year cohort period for which official data is available). If the GE regulations and guidance are not changed prior to ED’s issuance of GE rates for the 2015-2016 and 2016-2017 years, and RUSVM’s veterinary program is determined by ED to be in the zone for those years, RUSVM would be required to issue warnings to students that Title IV funding may no longer be available to students attending RUSVM. If the GE regulations are unchanged and RUSVM’s veterinary program is determined to be in the zone for the 2017-2018 academic year, RUSVM students would no longer have access to Title IV student aid, which could have a material adverse effect on the business, financial condition, results of operations and cash flows.

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

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $0.4 million, $0.3 million and $0.5 million was held in restricted bank accounts at March 31, 2019, June 30, 2018 and March 31, 2018, respectively.

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Nine Months Ended March 31,
	2019	2018
Net Income from Continuing Operations	$83,964	$16,961
Non-cash Items	113,778	99,807
Changes in Assets and Liabilities	(53,135)	34,475
Net Cash Provided by Operating Activities-Continuing Operations	$144,607	$151,243

Cash generated from operating activities for continuing operations in the first nine months of fiscal year 2019 was $144.6 million compared to $151.2 million in the year-ago period. Net income from continuing operations increased by $67.0 million in the first nine months of fiscal year 2019 compared to the year-ago period. The increase in non-cash items of $14.0 million in the first nine months of fiscal year 2019 compared to the year-ago period was the result of the following:

•	An increase of $12.7 million in depreciation and write-offs of building, building improvements, leasehold improvements, furniture and equipment. This was primarily the result of recording $39.1 million in impairment write-downs of land, buildings and equipment at RUSM’s Dominica campus in the first nine months of fiscal year 2019, compared to $29.9 million in impairment write-downs of building, building improvements, furniture and equipment at AUC and RUSM from damage caused by Hurricanes Irma and Maria in the first nine months of fiscal year 2018.
•	An increase of $0.6 million in amortization of deferred debt issuance costs related to costs of the new Credit Agreement (defined herein).
•	A decrease of $2.2 million in provision for bad debts due to improved collections of accounts receivable primarily at Chamberlain.
•	A decrease of $1.1 million in stock-based compensation expense.
•	A decrease of $1.1 million in amortization expense of intangible assets.
•	An increase of $20.2 million in the deferred income tax provision related to the timing of deductions.
•	An increase in realized and unrealized loss on investments of $0.4 million.
•	An increase in insurance settlement gain of $15.6 million. This gain resulted from final settlement of hurricane claims which were in excess of expense recorded for hurricane related evacuation processes, temporary housing and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites. The excess funds were applied against capital repairs and replacement, which requires classification of the proceeds as an investing activity.

Changes in Assets and Liabilities from June 30, 2018 consisted of the following:

•	The decrease in cash flows in the first nine months of fiscal year 2019 due to changes in net prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable was $72.4 million more than the combined change in the year-ago period driven by a one-time Tax Reform and Jobs Act accrual of $101.2 million in the prior year partially offset by a $30.5 million insurance reimbursement receivable in the prior year. These one-time events do not reoccur in the current fiscal year. In the current fiscal year, the receipt of $20.1 million from the insurance reimbursement receivable was reclassified to investing activity in the Consolidated Statements of Cash Flows. In addition, prepaid income taxes increased by $13.5 million in the current fiscal year compared to a decrease of $1.0 million in the year-ago period, related to the timing of income tax payments. Other offsets result in changes from the timing of the period-end relative to Adtalem’s payroll and bill payment cycles.

•	The decrease in cash flows in the first nine months of fiscal year 2019 in combined accounts receivable (excluding the provisions for bad debts) and deferred revenue was $15.2 million larger than the combined decrease in the year-ago period. The main driver of this change was lower deferred revenue balances due to lower revenue at Adtalem Brazil and the timing of revenue recognition.

Cash Used in Investing Activities

Capital expenditures in the first nine months of fiscal year 2019 were $50.9 million compared to $50.4 million in the year-ago period. The capital expenditures include spending for relocating RUSM’s campus from Dominica to Barbados in fiscal year 2019 and hurricane-related spending to repair the AUC and RUSM-Dominica campuses mainly in fiscal year 2018.

Capital spending for the remainder of fiscal year 2019 will support continued investment at RUSM’s new Barbados campus, new campus development at Chamberlain and moderate facility improvements at Adtalem Brazil. Management anticipates full fiscal year 2019 capital spending to be approximately $65 million, including approximately $20 million to $25 million for the relocation of RUSM to Barbados.

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

Cash Used in Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Nine Months Ended March 31,
	2019	2018
Proceeds from Exercise of Stock Options	$16,825	$22,557
Repurchase of Common Stock for Treasury	(176,903)	(111,626)
Payments of Seller Financed Obligations	(2,154)	(10,559)
Net Payments Under Credit Facilities	(2,250)	(5,000)
Other	(6,106)	(3,277)
Net Cash Used in Financing Activities	$(170,588)	$(107,905)

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

Management believes current balances of unrestricted cash, cash generated from operations and the Credit Facility will be sufficient to fund both Adtalem’s current domestic and international operations, growth plans, including the acquisition of OCL Financial Services, LLC (“OCL FS”), and current share repurchase program for the foreseeable future unless significant investment opportunities should arise. See “Note 15: Subsequent Event” to the Consolidated Financial statements for additional information on the OCL FS acquisition.

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

Adtalem is leasing to DeVry University and Carrington 6 facilities owned by Adtalem and subleasing 20 facilities, where Adtalem remains the primary lessee on the base leases. These lease and sublease agreements were entered into at current market rates. The terms of these leases and subleases range from one to seven years. Future minimum lease and sublease rental income under these agreements at March 31, 2019, are as follows (in thousands):

Fiscal Year	Amount
2019 (excluding the nine months ended March 31, 2019)	$6,304
2020	20,511
2021	15,508
2022	13,812
2023	13,489
Thereafter	18,068

Subject to certain conditions as set forth in the purchase agreement, through December 11, 2020, DeVry University is permitted to put back to Adtalem subleased space to the extent Adtalem’s expenses, which consist of lost rent associated with the remaining term of Adtalem’s lease for any such subleased space and certain capital expenditures incurred in connection with repurposing or otherwise readying and such subleased space leasable to a third-party, do not exceed $4.0 million.

Adtalem also assigned certain leases to DeVry University and Carrington but remains contingently liable under these leases.

OFF-BALANCE SHEET ARRANGEMENTS

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director or other affiliated person. Adtalem has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. Adtalem did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first nine months of fiscal year 2019. Adtalem had no open derivative positions at March 31, 2019.

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

The financial position and results of operations of AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar or local currencies with an exchange rate pegged to the U.S. dollar as the functional currency. Substantially all of these financial transactions are denominated in the U.S. dollar.

The financial position and results of operations of Adtalem Brazil operations are measured using the Brazilian Real as the functional currency. Adtalem Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, Adtalem does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 26.0% of Adtalem’s overall assets, and Adtalem’s Brazilian liabilities constitute 8.3% of overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. The value averaged about 16% lower in the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018. Based upon the current value of the net assets in Adtalem Brazil’s operations, a change of $0.01 in the value of the U.S. dollar relative to the Brazilian Real results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $16.7 million. For the first nine months of fiscal year 2019, the lower value of the Brazilian Real also resulted in lower U.S. translated revenue and operating income compared to the year-ago period.

The interest rate on Adtalem’s Credit Facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate for periods typically ranging from one to three months. As of March 31, 2019, Adtalem had $297.8 million in outstanding borrowings under the Term B Loan with a weighted average interest rate of 5.50%. Based upon borrowings of $297.8 million, a 100 basis point increase in short-term interest rates would result in $3.0 million of additional annual interest expense.

Adtalem’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, the Adtalem Brazil FIES accounts receivable balance has remained elevated for the past several years due to changes in government funding of the program. As of March 31, 2019, June 30, 2018 and March 31, 2018, the FIES accounts receivable balance was $22.8 million, $35.9 million and $34.5 million, respectively.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2019	435,511	$48.21	435,511	$298,041,288
February 2019	389,566	$48.72	389,566	$279,060,893
March 2019	441,083	$47.59	441,083	$258,068,568
Total	1,266,160	$48.15	1,266,160	$258,068,568

(1) On February 16, 2017, the Board of Directors of Adtalem authorized the tenth share repurchase program to buy back up to $300 million of Adtalem common stock through December 31, 2020. The tenth share repurchase program was completed during January 2019. On November 7, 2018, the Board of Directors of Adtalem authorized the eleventh share repurchase program to repurchase up to $300 million of Adtalem common stock through December 31, 2021. The eleventh share repurchase program commenced during January 2019. The timing and amount of any repurchase will be determined based on an evaluation of market conditions and other factors.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	1,604	$52.31	NA	NA
February 2019	874	$48.25	NA	NA
March 2019	-	$-	NA	NA
Total	2,478	$50.88	NA	NA

(1) Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

Unregistered Sales of Equity Securities

At the 2005 Annual Meeting of Stockholders held on November 9, 2005, the Company’s stockholders approved the DeVry Inc. Employee Stock Purchase Plan (“ESPP”) that authorized 200,000 shares of common stock for issuance under the ESPP, effective January 1, 2006. The ESPP provided for monthly purchase dates on the last business day of each month beginning January 2006 and purchases at a 5% discount to fair market value on such date. The ESPP was an amendment and restatement of a prior DeVry Inc. employee stock purchase plan that was effective August 1, 1993. On December 22, 2005, the Company registered 200,000 shares common stock that were authorized under the ESPP on a Registration Statement on Form S-8 (Reg. No. 333-130604).

From January 1, 2006 to February 28, 2019, eligible ESPP participants purchased 450,095 shares of common stock under the ESPP at purchase prices ranging from $16.41 to $61.94 per share. Of the total shares of common stock purchased under the ESPP from January 1, 2006 to February 28, 2019, the Company inadvertently issued 250,095 shares of common stock that were not registered under federal securities laws and not authorized under the ESPP. Under the applicable provisions of federal securities laws, plan participants who purchased unregistered shares of common stock may seek to rescind the transaction within one year following the date of purchase, which is the applicable federal statute of limitation. The last potential rescission rights related to the shares of common stock held by the original purchasers expires by the statute of limitations on February 28, 2020. As of March 31, 2019, approximately 13,700 shares were subject to rescission rights.

The Company believes its potential liability, if any, with respect to shares of common stock subject to rescission rights and still held by the original purchasers is not material to the Company.

Although the 250,095 shares of common stock purchased by ESPP participants through the ESPP were not registered prior to such purchase, ESPP participants may resell all such shares pursuant to Rule 144.

The Company terminated the ability to purchase shares of common stock under the ESPP and the last purchase made through the ESPP was on February 28, 2019. The Company is in the process of implementing a new employee stock purchase plan and submitting the new plan for stockholder approval at the Company’s next annual meeting of stockholders to be held in November 2019.

Additionally, effective March 31, 2019, the Company is reducing the number of shares of common stock available under the Adtalem Global Education Inc. Fourth Amended and Restated Incentive Plan of 2013 by 250,095 shares of common stock to reduce any potential dilution to stockholders.

ITEM 6 – EXHIBITS

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

Date: May 2, 2019
	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

