Form 10-K
period 2019-06-30
Adtalem Global Education Inc.
filed 2019-08-28
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2019

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____
Commission file number: 1-13988

Adtalem Global Education Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 WEST MONROE STREET	60661
CHICAGO, ILLINOIS	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number; including area code:

(866) 374-2678

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock $0.01 Par Value	ATGE	NYSE, CSE

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer	◻
Non-accelerated filer ◻	Smaller reporting company	◻
	Emerging growth company	◻

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ◻     No ☑

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

December 31, 2018 - $2,745,785,089

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. August 20, 2019 – 54,923,000 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2019 are incorporated into Part III of this Form 10‑K to the extent stated herein.

ADTALEM GLOBAL EDUCATION INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2019

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including those statements concerning Adtalem Global Education Inc.’s (“Adtalem”) expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements generally can be identified by phrases such as Adtalem or its management “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” plans,” “intends,” “continues,” “may,” “will,” “should,” “could,” or other words or phrases of similar import which predict or indicate future events or trends or that are not statements of historical matters. However, the absence of these words does not mean that the statements are not forward-looking. These forward looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference are described throughout this report, including those in “Note 15: Commitments and Contingencies” to the Consolidated Financial Statements, “Item 1A – Risk Factors,” in the subsections of “Item 1 – Business” titled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Seasonality” and “Employees,” and in the subsection of “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations,” titled “Liquidity and Capital Resources.” Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. All forward-looking statements set forth in this Annual Report on Form 10-K are qualified by these cautionary statements, and should be considered in the context of the risk factors referred to above and discussed elsewhere in this Annual Report on Form 10-K. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Annual Report on Form 10-K speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law or the rules and regulations of the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1 – BUSINESS

OVERVIEW OF ADTALEM GLOBAL EDUCATION INC.

Adtalem was incorporated under the laws of the State of Delaware in August 1987. Adtalem’s executive offices are located at 500 West Monroe Street, Chicago, Illinois, 60661, and the telephone number is (866) 374-2678.  For purposes of this report, “Adtalem,” “we,” “our,” “us,” or similar references refers to Adtalem Global Education Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Adtalem is a leading global provider of workforce solutions and educational services. The purpose of Adtalem is to empower students to achieve their goals, find success and make inspiring contributions to our global community. Adtalem’s institutions and companies offer a wide array of programs across medical and healthcare, financial services and business and law.

 Adtalem’s vision is to create a dynamic global community of life-long learners who improve the world. Adtalem aims to create value for society and its stakeholders by offering responsive educational programs that are supported by exceptional services to its students, and delivered with integrity and accountability. Towards this vision, Adtalem is proud to play a vital role in expanding access to higher education along with other institutions in the public, independent and private sectors.

Adtalem will continue to strive to achieve superior student outcomes by providing quality education and student services; growing and diversifying into new program areas and geographies; and building quality brands and the infrastructure necessary to compete in an increasingly competitive global market.

During the fourth quarter of fiscal year 2019, Adtalem renamed two of its segments to better reflect our focus on our growth strategies: Professional Education was renamed Financial Services, and Technology and Business was renamed Business and Law. Adtalem operates three reporting segments: “Medical and Healthcare,” which includes the operations of Chamberlain University (“Chamberlain”) and the medical and veterinary schools (including American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”)); “Financial Services,” which includes the operations of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”) and EduPristine; and “Business and Law,” which includes the operations of Adtalem Education of Brazil (“Adtalem Brazil”). “Home Office and Other” includes activity not allocated to a reporting segment. Financial and descriptive information about Adtalem’s reporting segments is presented in “Note 16: Segment Information” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. These segments are highlighted below. Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years.

Medical and Healthcare

Chamberlain was founded in 1889 as Deaconess College of Nursing and acquired by Adtalem in 2005. In May 2017, Chamberlain College of Nursing broadened its reach in healthcare education through the establishment of Chamberlain University and now offers its programs through its College of Nursing and College of Health Professions. Nursing degree offerings include a Bachelor of Science in Nursing (“BSN”) degree (including both the onsite three-year BSN and the online Registered Nurse (“RN”) to BSN Degree Completion Option (“RN-to-BSN”)), an online Master of Science in Nursing (“MSN”) degree, including Family Nurse Practitioner (“FNP”), and the Doctor of Nursing Practice (“DNP”) degree, which is also offered online.

Chamberlain offers an online Master of Public Health (“MPH”) degree program through its College of Health Professions. MPH classes started in July 2017. In fiscal year 2019, Chamberlain received approval to launch an online Master of Social Work (“MSW”) degree program through its College of Health Professions. MSW classes will begin in September 2019.

Chamberlain provides an educational experience distinguished by a high level of care for students, academic excellence and integrity delivered through its 21 campuses and online. Chamberlain is committed to graduating health professionals who are empowered to transform healthcare worldwide. Chamberlain had 28,691 students enrolled in the July 2019 term, an increase of 2.3% over the prior year.

Chamberlain College of Nursing’s degree programs span the professional nursing spectrum, from the baccalaureate entry into nursing practice to the terminal practice doctorate. The baccalaureate program integrates theoretical knowledge of general education and nursing content, psychomotor skills development, and development of clinical judgment/reasoning to help students develop the education and skills necessary for a lifetime of personal and professional growth. Pre-licensure students apply theoretical knowledge through robust, hands-on instruction using sophisticated simulators and simulation scenarios along with clinical training at hospitals or other healthcare facilities. Post-licensure students develop advanced nursing practice knowledge and skills through classroom, simulation, project development and practicum experiences in a variety of healthcare settings. Chamberlain has developed numerous partnerships with hospitals and other healthcare facilities to ensure that educational objectives can be met for its programs.

Chamberlain’s pre-licensure BSN degree is an onsite baccalaureate program. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to the typical four-year BSN program with summer breaks. During calendar year 2018, Chamberlain pre-licensure BSN students who completed the National Council Licensure Examination (“NCLEX”) had an overall pass rate of 88% vs. 84% in 2017. The national NCLEX pass rate for 2018 was 92% and 90% for 2017.

Students who already have passed their NCLEX exam and achieved RN designation through a diploma or associate degree can complete their BSN degree online through Chamberlain’s RN-to-BSN completion option in three semesters of full-time study, although most students enroll part-time while they continue working as nurses.

The online MSN degree program offers four non-direct-care specialty tracks: Educator, Executive, Informatics and Healthcare Policy. These programs require 36 credit hours and are designed to be completed in approximately two years of part-time study. Chamberlain also offers a direct-care FNP track. This program requires 45 credit hours along with 650 lab and clinical hours and is designed to be completed in two and a half years of part-time study. In July 2019, Chamberlain began offering an accelerated MSN option that students can complete in 30 credit hours and receive a generalist degree.

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

Chamberlain’s College of Health Professions MPH degree program focuses on preparing students to become public health practitioners to work with communities and populations globally to promote healthy communities, and to prevent community health problems such as disease, poverty, health access disparities and violence through interdisciplinary coursework. The MSW program aims to develop and empower students to be agents of social change in their communities and throughout the world. The MSW degree program prepares students for generalist or specialized practice and offers six specializations, including Substance Abuse and Addictions, Gerontology, Crisis and Response Interventions, Trauma, Medical Social Work and Military Social Work.

Medical and Veterinary Schools includes three institutions:

·	AUC confers the Doctor of Medicine (“M.D.”) degree;
·	RUSM confers the M.D. degree; and
·	RUSVM confers the Doctor of Veterinary Medicine (“D.V.M.”) degree. Through its Postgraduate Studies Program, RUSVM also offers Master of Science and Ph.D. degrees.

Together, the three schools, along with the Medical Education Readiness Program (“MERP”) and the Veterinary Preparation Program, had 5,220 students enrolled in the May 2019 semester, a 6.0% decrease compared to the same term last year.

AUC, founded in 1978 and acquired by Adtalem in August 2011, provides medical education. AUC is located in St. Maarten and has graduated more than 7,000 physicians since inception. The mission of AUC is to train tomorrow’s physicians, whose service to their communities and their patients is enhanced by international learning experiences, a diverse learning community, and an emphasis on social accountability and engagement. This is accomplished in an atmosphere of academic integrity and scholarship, which fosters the highest standards in professional ethics and competence.

RUSM, founded in 1978 and acquired by Adtalem in May 2003, provides medical education. RUSM has graduated more than 14,000 physicians since inception. The mission of RUSM is to prepare highly dedicated students to become effective, successful physicians. RUSM seeks to accomplish this by focusing on imparting the knowledge, skills and values required for its students to establish a successful and satisfying career as a physician. In January 2019, RUSM moved its basic science instruction from Dominica to a new location in Barbados, while its Internal Medicine Foundation program continues to reside in Miramar, Florida.

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

Initially, AUC and RUSM students complete a program of concentrated study of medical sciences in modern classrooms and laboratories, with AUC’s campus located in St. Maarten and RUSM’s campus located in Barbados. After medical school students sit for Step 1 of the USMLE, which assesses whether students understand and can apply scientific concepts that are basic to the practice of medicine, they complete the remainder of their program by participating in clinical rotations under AUC and RUSM direction, and conducted at over 40 affiliated teaching hospitals or medical centers affiliated with accredited medical education programs in the U.S., Canada and the United Kingdom.

Upon successful completion of their medical degree requirements, students apply for a residency position in their area of specialty through the National Residency Matching Program (“NRMP”). This process is also known as “The Match”® and utilizes an algorithm to “match” applicants to programs using the certified rank order lists of the applicants and program directors.

RUSM students achieved a 96% first-time pass rate on the USMLE Step 1 exam in 2018. In 2019, 92% of first-time eligible 2018-2019 RUSM graduates attained residency positions.

AUC students achieved a 95% first-time pass rate on the USMLE Step 1 exam in 2018. In 2019, 91% of first-time eligible 2018-2019 AUC graduates attained residency positions.

In February 2019, AUC announced a new program starting in September 2019, in partnership with University of Central Lancashire (“UCLan”) in the United Kingdom to enable students from the United Kingdom, and across the world to study towards the M.D. degree, the postgraduate degree of physicians in the U.S. The program offers students a postgraduate diploma in International Medical Sciences (“PGIMS”) from UCLan, followed by a M.D. degree with AUC. Students will then be eligible to complete clinical rotations at AUC’s clinical sites, which include hospitals in the U.S., the United Kingdom and Canada.

MERP is a 15-week medical school preparatory program focused on preparing prospective AUC and RUSM students in building the academic foundation they need to be successful in medical school and to achieve their goals of becoming physicians. Upon successful completion of the program, students are able to enroll in AUC or RUSM.

Data has shown that students who complete the MERP program successfully perform just as well or better than students who were admitted directly into medical school.

RUSVM, founded in 1982 and acquired by Adtalem in May 2003, provides veterinary education and offers three graduate degrees. RUSVM is one of 50 American Veterinary Medical Association (“AVMA”) accredited veterinary education institutions in the world. RUSVM is located on St. Kitts and has graduated more than 5,000 veterinarians, since inception. The mission of RUSVM is to provide the best learning environment to prepare students to become members and leaders of the worldwide public and professional healthcare system, advancing human and animal health through research and knowledge exchange.

The RUSVM program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. RUSVM students complete a seven-semester, pre-clinical curriculum at the campus on St. Kitts. After completing their pre-clinical curriculum, RUSVM students enter a clinical clerkship lasting approximately 45 weeks under RUSVM direction at one of more than 20 affiliated U.S. Colleges of Veterinary Medicine as well as international affiliates in Canada, Australia, Ireland, New Zealand and the United Kingdom.

RUSVM offers a one-semester Veterinary Preparatory program designed to enhance the pre-clinical science knowledge and study skills that are critical to success in veterinary school. It is structured to prepare students for success at RUSVM.

Financial Services

ACAMS, founded in 2001 and acquired by Adtalem in July 2016, is the largest international membership organization dedicated to enhancing the knowledge, skills and expertise of anti-money laundering (“AML”) and financial crime detection and prevention professionals. As of June 30, 2019, ACAMS has more than 75,000 members in 175 countries. Members include representatives from a wide range of financial institutions, regulatory bodies, law enforcement agencies and industry sectors. ACAMS further strengthens Adtalem’s financial services offerings by providing AML and financial crimes prevention training, conferences and certification.

ACAMS’ main products include membership service, Certified Anti-Money Laundering Specialist (“CAMS”) certification, conferences, risk assessment, training and publications. The CAMS credential and ACAMS advanced certifications like CAMS-Audit and CAMS-FCI (Financial Crimes Investigation) are recognized as industry-leading in AML certifications worldwide.

Becker, founded in 1957 as Becker CPA Review and acquired by Adtalem in 1996, is a global leader in professional education serving the accounting and finance professions. Becker prepares candidates for the Certified Public Accountant (“CPA”) and Certified Management Accountant (“CMA”) certification examinations and offers continuing professional education programs and seminars. Classes are taught online and live across the U.S. and in approximately 35 foreign countries; classes are taught directly by Becker and through licensed affiliates. Nearly one million candidates have prepared for the Uniform CPA Examination (“CPA exam”) using Becker’s CPA Exam Review Course. Becker also offers continuing professional education and training programs in the fields of accounting and finance to help individuals and organizations achieve superior performance through professional development.

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

Becker is the industry leader in providing CPA exam review services and has been preparing candidates to pass the CPA exam for over 60 years. Since 2005, when the AICPA began to share national results, 90% or more of Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker.

To meet the demands and learning preferences of today’s busy professionals, Becker’s classes are offered in two formats: live and self-study. The self-study product is interactive and offers the same instructor-led lectures and materials available in the live classroom courses. Becker provides access to a wide variety of services to support students including one-on-one tutoring, success coaching and academic support. Becker also provides administrative support services for its university, firm and corporate partners.

OCL, founded in 2007 and acquired by Adtalem in May 2019, is a leading provider of compliance training, licensure preparation, continuing education and professional development in the banking and mortgage industries across the U.S. OCL is based in Brookfield, Wisconsin. Its online programs focus on banking and credit union compliance and regulatory training, and Mortgage Lending Officer certification exam preparation and continuing education.

EduPristine, founded in 2008, is based in Mumbai, India. Adtalem completed its acquisition of a 69% ownership interest in EduPristine in March 2018. EduPristine is a professional education provider in India offering online and classroom programs in the areas of finance, accounting, analytics, marketing and healthcare.

Business and Law

Adtalem Brazil was established in 2001 and is based in São Paulo. Adtalem completed its acquisition of a majority stake in Adtalem Brazil in April 2009 and had a 97.9% ownership interest in Adtalem Brazil as of June 30, 2019.  On July 1, 2019, the Adtalem Brazil management noncontrolling interest members exercised their put options and sold their remaining ownership interests in Adtalem Brazil to Adtalem. As of the first quarter of fiscal year 2020, Adtalem owns 100% of Adtalem Brazil. The vision of Adtalem Brazil is to be one of the leading Brazilian educational groups, recognized for high quality and innovation, offering international academic standards and focused on the professional success of its students. Adtalem Brazil is currently comprised of 13 institutions. These institutions operate under three brand names, Wyden Educational (“Wyden”), Ibmec and Damasio:

Wyden Institutions:

·	Centro Universitário Unifanor (“UniFanor”)
·	Centro Universitário UniFavip (“UniFavip”)
·	Centro Universitário UniFBV (“UniFBV”)
·	Centro Universitário UniMetrocamp (“UniMetrocamp”)
·	Centro Universitário UniRuy (“UniRuy”)
·	Faculdade ÁREA1 (“AREA1”)
·	Faculdade Ideal (“Faci”)
·	Faculdade Diferencial Integral (“Facid”)
·	Faculdade de Imperatriz (“Facimp”)
·	Faculdade Martha Falcão (“FMF”)

Ibmec Institution:

·	Grupo Ibmec Educacional S.A. (“Ibmec”)

Damasio Institutions:

·	Damásio Educacional S/A (“Damasio”)
·	São Judas Tadeu (“SJT”)

Adtalem Brazil’s institutions offer undergraduate and graduate programs primarily focused in business, engineering, healthcare, law, management, medical and technology. In addition, Damasio offers legal bar exam review courses, review courses for tests required for diplomatic careers in Brazil and medical exam review courses. These institutions operate 17 locations located in 11 states in Northeast, North and Southeast Brazil. Adtalem Brazil also operates more than 180 distance learning centers throughout Brazil under Damasio’s franchise agreements. As of June 30, 2019, Adtalem Brazil serves approximately 80,000 students in undergraduate and graduate programs and serves approximately 40,000 test preparation students.

Discontinued Operations

On December 4, 2018, Adtalem completed the sale of Carrington College (“Carrington”) to San Joaquin Valley College, Inc. (“SJVC”) pursuant to the Membership Interest Purchase Agreement (the “MIPA”) dated June 28, 2018. To support Carrington’s future success, Adtalem made a capital contribution of $7.5 million to Carrington, based on an agreed working capital balance of $11.5 million at the closing date.

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) pursuant to the purchase agreement dated December 4, 2017. To support DeVry University’s future success, Adtalem transferred DeVry University with a working capital balance of $8.75 million at the closing date. In addition, Adtalem has agreed to indemnify Cogswell for certain losses including those related to certain pre-closing defense to repayment claims. The purchase agreement also includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the DeVry University and Carrington entities are classified as “Discontinued Operations.” As a result, all financial results, disclosures and discussions of continuing operations in this Annual Report on Form 10-K exclude DeVry University and Carrington operations, unless otherwise noted.

DEGREE ENROLLMENTS

The following table provides the percentage of enrollment by degree for Adtalem’s postsecondary educational institutions, excluding Adtalem Brazil.

	Percent of Enrollment
	by Degree
	Fall	Fall	Fall
	2018	2017	2016
Bachelor's	55%	57%	59%
Master's	29%	27%	23%
Doctoral	16%	16%	18%

MARKET TRENDS AND COMPETITION

Medical and Healthcare

Chamberlain

Chamberlain competes in the U.S. nursing education market, which has more than 1,800 programs leading to RN licensure. These include four-year educational institutions, two-year community colleges, and diploma schools of nursing. The market consists of two distinct segments: pre-licensure nursing programs that prepare students to take the NCLEX-RN licensure exam and post-licensure nursing programs that allow existing RNs to advance their education. Nursing constitutes the largest occupation in healthcare in the U.S., with 2.9 million RNs in 2016, according to the Bureau of Labor Statistics. The Bureau of Labor Statistics reports that employment of RNs is expected to grow 15% from 2016 to 2026, faster than the average employment growth rate for all occupations.

In the pre-licensure nursing market, enrollment caps and limited new student enrollment periods are common among traditional four-year educational institutions and community colleges. Despite the long-term need for nurses, institutions are not increasing educational capacity to keep up with demand. According to AACN, U.S. nursing schools turned away more than 75,000 qualified applicants from baccalaureate nursing programs in 2018 due to budget constraints and an insufficient number of faculty, clinical sites, classroom space and clinical preceptors. In addition, demand for BSN degrees is impacted by the Institute of Medicine’s recommendation and the American Nurses Credentialing Center Magnet designation criteria that require hospitals to employ or have a plan to employ at least 80% BSN nurses.

In post-licensure nursing education, there are more than 600 institutions offering RN-to-BSN programs and more than 500 institutions offering MSN programs. Chamberlain’s RN-to-BSN degree completion option has received two Quality Matters Certifications for Online Learning Support and Online Teaching Support. Chamberlain’s RN-to-BSN degree completion option is approved in 50 states, the District of Columbia and the U.S. Virgin Islands. Similarly, the MSN degree program is approved in 50 states, the District of Columbia and the U.S. Virgin Islands, while the FNP Specialty Track is approved in 45 states and the District of Columbia. Chamberlain offers its DNP program in 48 states, the District of Columbia and the U.S. Virgin Islands, while the MPH program is offered in 49 states, the District of Columbia and the U.S. Virgin Islands. The MSW program is approved in 36 states and classes will start in September 2019.

Medical and Veterinary Schools

AUC and RUSM compete with approximately 150 U.S. schools of medicine, 48 U.S. colleges of osteopathic medicine and more than 40 Caribbean medical schools as well as with international medical schools recruiting U.S. students who may be eligible to receive funding from U.S. Department of Education (“ED”) Title IV programs. RUSVM competes with American Veterinary Medical Association (“AVMA”) accredited schools, of which 30 are U.S.-based, 5 are Canadian and 15 are other international veterinary schools.

The medical and veterinary schools’ educational institutions attract potential students for several reasons. Some applied to U.S.-based medical or veterinary schools but were not admitted or were wait-listed. Some students elected not to apply to U.S. schools because of self-perceived chances of gaining acceptance. For some students, the medical and veterinary schools’ education institutions are their first or only choice of schools because of their commitment to and focus on quality and on practitioner-oriented teaching.

According to the Association of American Medical Colleges Center for Workforce Studies in an April 2019 analysis, physician demand will continue to grow faster than supply, leading to a projected total physician shortfall of between 46,900 and 121,900 physicians by 2032. The shortfall ranges from 39,700 to 84,500 physicians in 2025.

There has been some recent expansion in the U.S. medical education and veterinary education enrollment capacities because of the growing supply/demand imbalance for medical doctors. Despite this expansion, management believes the imbalance will continue to spur demand for medical and veterinary education.

Financial Services

ACAMS

Money laundering and the financing of terrorism are financial crimes with significant economic effects. The United Nations Office on Drug and Crime estimates that in one year 2-5% of global Gross Domestic Product, or $1.6 to $4 trillion, is laundered globally. Money laundering can occur in various forms including corruption, drug trafficking, tax evasion and cybercrime. AML is the set of procedures, laws and regulations designed to combat the practice of generating income through illegal actions. Professionals who need effective AML procedures include financial institutions, insurers, asset managers, lawyers, broker-dealers, private equity firms, consultants, law enforcement and credit institutions. This training protects companies against various costs, such as financial penalties from regulatory bodies, personal liability, financial action from shareholders or employees and reputational damage.

There are approximately 1.6 million AML industry individuals in the various market segments, with individuals outside the U.S. representing approximately 1.1 million, or 70% of the addressable market. Organizations’ training methods are met by third-parties or internally developed informal training. Regulators are encouraging companies to maintain higher control standards. Due to frequent regulatory changes, internal training is being supplemented with third-party developed training programs to meet the higher regulatory standards. ACAMS is the largest AML certifier and is recognized as an industry leader in AML credentialing.

According to a survey completed by Dow Jones in 2015, the top three memberships with which professionals associate are ACAMS, American Bankers Association and Association of Certified Fraud Examiners. As of June 30,

2019, more than 42,000 professionals have received the CAMS designation, which is completed by passing the ACAMS CAMS certification examination as a qualified applicant. Two of the top-read industry publications are ACAMS Today and ACAMS moneylaundering.com. ACAMS is also a leader in the industry in conference attendance. Conferences and seminars are held in 32 countries annually serving approximately 11,000 attendees.

Becker

In 2018, the AICPA reported that there were approximately 76,000 accounting graduates combined across bachelor’s and master’s degree candidates and in 2018, approximately 37,000 new candidates began the CPA exam. The number of accounting graduates has increased at a compound annual growth rate of 1.4% over the last ten years. Over that same time period, the number of first-time CPA exam test takers has declined at a compound annual rate of 1.8%; although the number of test-takers may fluctuate in specific years based on the timing of student demand and exam changes. In 2018, the number of first-time CPA exam test takers fell 14% below the ten-year average (2008-2017). Further, 2018 employment of accounting graduates at U.S. public accounting firms, a key driver of CPA demand, declined 13% from the ten-year average as firms seek alternative skill sets to expand services.

Becker competes with other purveyors of exam preparation, including courses offered by colleges, universities and other public and private training companies.

Becker management believes that in addition to its 60-plus year history and track record of successful student achievement on the CPA exam, it has advantages over competitors that include:

·	Experienced, highly qualified instructors for each of the areas of specialty included in the exam including industry renowned accounting experts;
·	Courses available in live and self-study to meet candidate learning preferences and needs for flexibility and control;
·	Extensive, continuously updated and fully integrated review and practice test materials;
·	Practice simulations and software functionality, similar to those used in the actual exam; and
·	Relationships with universities and all of the top 100 largest public accounting firms.

OCL

There are approximately 1.7 million financial services and mortgage industry professionals in the various market segments that comprise OCL’s addressable market. These professionals require mandatory compliance training to meet regulatory requirements and internal compliance requirements; those in the mortgage industry have licensure and continuing education requirements. The regulatory environment for the financial services and mortgage industries continues to change at a rapid pace, which requires companies to maintain higher control standards. The growing importance of specialized skills and up-skilling the workforce are also addressed by OCL’s offerings. Organizations’ training methods are met by third-parties and internally developed informal training. Due to frequent regulatory changes, internal training is being supplemented with third-party developed training programs to meet higher regulatory standards. OCL is one of the largest national providers of training in both the bank and credit union and mortgage industries.

Business and Law

Adtalem Brazil

From 2010 to 2017, the Brazilian private higher education market grew 31% to 6.24 million enrollments, with business, law and healthcare being the largest areas of study by number of students. The private school market comprises 75% of the total market. The main driver of enrollment growth was from online programs that grew 112% to 1.6 million from 2010 to 2017. Onsite programs grew 15% to 4.6 million students. In 2017, 18% of the population was enrolled in higher education, and the objective of the National Plan of Education is to increase this to 33% by 2024, adding potentially 7 million of new higher education enrollments, including public and private schools.

Brazil has the largest private higher education market in Latin America, which until recently was highly fragmented. Over the last decade, private equity firms and international educational groups have been investing in Brazilian higher education, resulting in consolidation of the market. Private higher education institutions fall into three different segments:

·	Mass market: fastest growing segment, with the highest regulatory risk
·	Superior quality market: growth driven by gaining market share from competitors. Facilitating access to student financing is an important factor to accelerate growth in this segment
·	Niche market: highly specialized, has limited growth potential

Most Adtalem Brazil institutions compete in the superior quality market. Adtalem Brazil faces local competition at each location in which it operates. Nationwide there are also competitors such as: Laureate, Kroton Educacional, Anima, SER Educacional and Estacio.

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

Student Admissions and Admissions Standards

Pre-Licensure BSN Program

The Chamberlain undergraduate pre-licensure admission process is made up of two phases: Academic Eligibility and Clinical Clearance. Applicants must meet both sets of requirements to be eligible for admission. Academic Eligibility requires proof of graduation with a minimum grade point average of 2.75 from a recognized high school or other college, along with a minimum custom score on the A2 Admission Assessment test. The admissions committee reviews each application and selects the most qualified candidates. Applicants who are deemed Academically Eligible must receive Clinical Clearance, which includes a background check, fingerprint screen and drug screen for acceptance to be granted. Chamberlain enrolls students in its pre-licensure program three times per year.

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

Graduate Programs

To enroll in the MSN program, a prospective student must possess a degree in nursing at the bachelor’s level or higher from an accredited institution, a minimum grade point average of 3.0 and a current, active, unrestricted RN license in the U.S. or other jurisdiction that is an associate member of the NCSBN. Provisional admission may be granted to students who have a grade point average of at least 2.75 but less than 3.0.

Enrollment in the MPH program requires a bachelor’s level degree or higher from an accredited institution and a minimum grade point average of 3.0.

Students seeking to enroll in the MSW program must have a bachelor’s degree or higher from an accredited institution with a minimum grade point average of 2.5. Students must also pass a background and fingerprint check.

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

Student Admissions and Admissions Standards

AUC, RUSM and RUSVM each employ regional admissions representatives in locations throughout the U.S. and in Canada, who seek out students interested in their respective programs. A successful applicant must have received a bachelor’s degree and, for AUC and RUSM, taken the Medical College Admission Test. Candidates for admission must interview with an admissions representative and all admission decisions are made by the admissions committees of the medical and veterinary schools.

Financial Services

ACAMS

Marketing and Outreach

ACAMS markets its training programs to AML and financial crime professionals from a wide range of industries, including large financial institutions, brokerage and consulting firms. Direct mail, print advertising, e-mail, digital and social media advertising are used to enhance program awareness, distribute relevant content and to attract new members and program participants. The ACAMS website is another source of information for prospective members and event attendees.

Becker

Marketing and Outreach

Becker markets its courses directly to potential customers and to selected employers, including the large global, national and regional public accounting firms. The Becker website along with alumni referrals, print advertising, e-mail, digital and social media advertising and a network of student representatives at colleges and universities across the country also generate new students for Becker’s review courses.

Becker is the preferred provider of CPA review for most of the country’s largest public accounting firms and has long-standing relationships with all of the top 100 largest public accounting firms, including each of the “Global 7” public accounting firms. In total, Becker has relationships with more than 1,500 public accounting firms, professional societies and universities. Becker also delivers its CPA exam review courses on college campuses and recruits students attending those institutions.

OCL

Marketing and Outreach

OCL markets its library of proprietary, evidence-based and industry-aligned accredited courses and training programs to banks and credit unions and mortgage brokerage companies and individuals. Direct mail, print advertising, e-mail, digital and social media advertising enhance program awareness, distribute relevant content and attract new customers. The OCL website is another source of information for prospective customers.

Business and Law

Adtalem Brazil

Marketing and Outreach

Adtalem Brazil advertises on various internet sites, at special events, on television and radio, and utilizes a variety of methods to reach prospective students. Each Adtalem Brazil institution and campus has a specific media plan based on the local market. Damasio is marketed through the more than 180 franchises that offer test preparation, undergraduate and graduate programs.

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

Student Admissions and Admission Standards

Adtalem Brazil provides admissions services, and employs salaried, full-time admissions advisors at each Adtalem Brazil institution to support those candidates interested in enrolling in any of Adtalem Brazil’s institutions. Applicants to undergraduate programs can use one of the four methods for entrance to Wyden’s and Ibmec’s programs: (1) entrance examination or “Vestibular,” (2) ENEM grade (standardized government exam for public universities and government financing), (3) a former higher education degree, or (4) transfer from another institution. There are two sessions per year for undergraduate admissions, January and July, for both onsite and distance learning modalities. Graduate admissions criteria include verification of an undergraduate degree and personal interviews. The admissions services at each institution are supported by a central admissions center for the Wyden and Ibmec brands.

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

ACCREDITATION

Educational institutions and their individual programs are awarded accreditation by achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. Accredited institutions are subject to periodic review by accrediting bodies to ensure continued high performance and institutional and program improvement and integrity, and to confirm that accreditation requirements continue to be satisfied. College and university administrators depend on the accredited status of an institution when evaluating transfer credit and applicants to their schools; employers rely on the accredited status of an institution when evaluating a candidate’s credentials; and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, in the U.S., accreditation is necessary for students to qualify for federal financial assistance and most scholarship commissions restrict their awards to students attending accredited institutions.

Medical and Healthcare

Chamberlain

Chamberlain is accredited by the Higher Learning Commission (“HLC”). BSN, MSN and DNP programs at Chamberlain are accredited by the Commission on Collegiate Nursing Education. Chamberlain’s MPH program has commenced the accreditation process with the Council on Education for Public Health, which accepted Chamberlain’s application in October 2017. Chamberlain’s MSW program has commenced the accreditation process with the Council on Social Work Education, which accepted Chamberlain’s application in May 2019.

Medical and Veterinary Schools

The Government of St. Maarten authorizes AUC to confer the M.D. degree. AUC is accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries that do not have a national medical school accreditation body. The U.S. Department of Education National Committee on Foreign Medical Education and Accreditation (“NCFMEA”) has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education (“LCME”). In addition, AUC is approved to place students in clinical rotations in the majority of states, including California, Florida and New York, where robust processes are in place to evaluate and approve an international medical school’s programs. AUC students can join residency training programs in all 50 states.

RUSM’s primary accreditor is Caribbean Accreditation Authority for Education in Medicine and other Health Professions (“CAAM-HP”). CAAM-HP is authorized to accredit medical programs by the government of Barbados. On July 26, 2018, Barbados authorized RUSM to confer the M.D. degree. The NCFMEA has affirmed that CAAM-HP has established and enforces standards of educational accreditation that are comparable to those promulgated by the LCME. In addition, RUSM is approved to place students in clinical rotations in the majority of states, including California, Florida, New Jersey and New York, where robust processes are in place to evaluate and accredit an international medical school’s programs. RUSM students can join residency training programs in all 50 states.

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

Financial Services

Becker

Becker’s accreditation from the Accrediting Council for Continuing Education & Training (“ACCET”) allows it to extend its accredited programs to international students that desire to attend a live course in the U.S., and issue the required Form I-20 “Certificate of Eligibility for Nonimmigrant Student Status” to international students participating in the program.

Business and Law

Adtalem Brazil

The Brazilian Ministry of Education (“MEC”) controls and regulates postsecondary education in the country.  MEC also controls the issuance of licenses and permits.

The licensing process occurs on two levels: institutional and programmatic. Every three to five years, the licenses must be renewed. MEC uses an institutional index called Indice Geral de Cursos (“IGC”), or “General Programs Index.” IGCs range from 1 to 5, with a 3 or above being satisfactory. All Adtalem Brazil institutions have at least a satisfactory IGC or higher.

IGC is calculated using the weighted average of all “Conceito Preliminar de Curso” (“CPC”) or “Preliminary Program Grades.” The CPC is an academic quality metric composed of the following figures:

·	55% Results of ENADE, a national end-of-program standardized exam organized by MEC;
·	30% Faculty credentials and part or full-time faculty status; and
·	15% Student satisfaction.

MEC also licenses programs at each institution. The regulations are different for undergraduate and graduate programs. For undergraduate programs, MEC must grant “authorization” status before classes may commence. After a program is 50% to 75% complete, MEC auditors visit the institution to grant the definitive license, which can be automatically renewed every three years, unless the program presents an unsatisfactory CPC below 3 within a range of 1 to 5 (with 5 being the best). As of June 30, 2019, Adtalem Brazil has approximately 490 authorized undergraduate programs; 223 of which are licensed.

Master’s or Doctorate degree granting programs are regulated by MEC in Brazil; they are licensed every three or four years. Other types of graduate programs are regulated and do not have licenses issued by MEC. Adtalem Brazil has one Master of Sciences program at UniFBV, one program at Facid and two at Ibmec.

FINANCIAL AID AND FINANCING STUDENT EDUCATION

Students attending Chamberlain, AUC, RUSM, RUSVM and Adtalem Brazil pay for their education through a variety of sources. These sources include government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments. Students attending Becker, ACAMS and OCL review courses and programs are not eligible for federal or state financial aid, but may receive partial or full tuition or fee reimbursement from their employers. In addition, Becker’s CPA Exam Review Course can be financed through Becker under an 18-month term loan program.

The following table summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2018 and 2017. Final data for fiscal year 2019 is not yet available.

	Fiscal Year
Funding Source:	2018	2017
Federal Assistance (Title IV) Program Funding (Grants and Loans)	46%	47%
Brazil FIES Public Loan Program	6%	7%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	47%	45%
Total	100%	100%

The increase in the “Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other” funding source is the result of management’s efforts to reduce Adtalem’s funding provided by U.S. federal and Brazilian FIES sources.

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. The HEA was last reauthorized by the U.S. Congress in July 2008 and was signed into law in August 2008. During the 115th Congress in December 2017, committee leadership of the U.S. House of Representatives released partisan, comprehensive HEA proposals; the Senate did not put forth a comprehensive HEA reauthorization proposal. During the 116th Congress in 2019, neither chamber has yet introduced a comprehensive reauthorization proposal. However, there have been individual bills introduced on various HEA provisions, and committee leadership in both the House and Senate could release comprehensive HEA proposals during this Congress. When HEA is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

Information about Particular U.S. and Canadian Government Financial Aid Programs

Chamberlain, AUC, RUSM, and RUSVM students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

U.S. Federal Financial Aid Programs

Students in the U.S. rely on three types of ED student financial aid programs under Title IV of the HEA.

1. Grants. Chamberlain undergraduate students may participate in the Federal Pell Grant and Federal Supplemental Education Opportunity Grant programs.

·

Federal Pell Grants: These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2019-2020 school year, eligible students could receive Federal Pell Grants ranging from $312 to $9,292.

·

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

2. Loans. Chamberlain, AUC, RUSM and RUSVM students may participate in the Direct Unsubsidized and PLUS programs within the Federal Direct Student Loan Program. Chamberlain undergraduate students may also be eligible for Subsidized Loans within the Federal Direct Student Loan Program.

·

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

·

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

·

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

State Financial Aid Programs

Certain states, including Arizona, California, Florida, Illinois, Indiana, Louisiana,  Ohio and Vermont, offer state grant or loan assistance to eligible undergraduate students attending Adtalem institutions.

Canadian Government Financial Aid Programs

Canadian citizens or permanent residents of Canada (other than students from the Northwest Territories, Nunavet or Quebec) are eligible for loans under the Canada Student Loans Program, which is financed by the Canadian government. Eligibility and amount of funding vary by province. Students attending Chamberlain online while in the U.S., or attending AUC, RUSM or RUSVM, may be eligible for the Canada Student Loan Program. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions and interest relief on loans.

Information about Other Financial Aid Programs

Private Loan Programs

Some Chamberlain, AUC, RUSM and RUSVM students rely on private (non-federal) loan programs for financial assistance. These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards. The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards.

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

FIES targets students from low socio-economic backgrounds enrolled at private postsecondary institutions. Eligible students receive loans with below market interest rates. For contracts signed prior to calendar year 2018, the students are required to begin repaying after an 18-month grace period upon graduation. For contracts signed beginning in calendar year 2018, there is no grace period and the students start repaying small installments during the first month after borrowing. FIES pays participating educational institutions tax credits, which can be used to pay certain federal taxes and social contributions. FIES repurchases excess credits for cash. For contracts signed before 2017, FIES deducts from periodic payments to Adtalem Brazil an average amount of 5.81% to cover administrative expenses (5.63%) and student defaults (0.18%). For contracts signed beginning in calendar year 2018, FIES deducts from periodic payments to Adtalem Brazil an average amount of 15% to cover administrative expenses (2%) and student defaults (13%). Under current FIES rules, there is no additional cost to Adtalem Brazil if students fail to pay their loans under the applicable rules. There have been preliminary discussions by the Brazilian government of charging the institutions for a portion of the FIES student loan defaults. Should these discussions result in FIES rule changes, this could result in an increase in bad debt expense for Adtalem Brazil operations. As of June 30, 2019, approximately 16% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 15% of Adtalem Brazil’s revenue.

PROUNI promotes the offering of tuition discounts in private postsecondary education schools by granting federal tax incentives for the participating institutions. Discounts reduce tuition by either 50% or 100%. The percentage is driven by rules defined by the Brazilian government based on family monthly earnings. Neither Adtalem Brazil nor its students receive direct funding from the federal government for the tuition discounts granted. Instead, Adtalem Brazil reduces its income tax expense and its income tax liability for the amount of the discounts issued. As of June 30, 2019, approximately 37% of Adtalem Brazil’s undergraduate students have obtained scholarships under the PROUNI program.

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

Adtalem-Provided Financial Assistance

Chamberlain students are eligible for numerous institutional scholarships with awards up to $2,500 per session.

Students at AUC may be eligible for an institutional scholarship, ranging from $5,000 to $55,000 to cover expenses incurred from tuition and fees. Students at RUSM may be eligible for an institutional scholarship, ranging from $2,500 to $40,000 to cover expenses incurred from tuition and fees. Students at RUSVM may be eligible for an institutional scholarship, ranging from $600 to $24,000 to cover expenses incurred from tuition and fees.

Adtalem’s institutional loan programs are available to students at its Chamberlain, AUC, RUSM and RUSVM institutions. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. Students begin repaying loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay and reduce the possibility of over borrowing and to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan.

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

Employer-Provided Tuition Assistance

Chamberlain students who receive employer tuition assistance may choose from several deferred tuition payment plans. Students eligible for tuition reimbursement plans may have their tuition billed directly to their employers or payment may be deferred until after the end of the session. Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee’s income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250.

Becker

Students taking the Becker review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. Private loans are also available to students to help meet the program costs. In addition, Becker’s CPA Exam Review Course can be financed through Becker under an 18-month term loan program.

LEGISLATIVE AND REGULATORY REQUIREMENTS

Government-funded financial assistance programs are governed by extensive and complex regulations in the U.S., Canada and Brazil. Like other educational institutions, Adtalem’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding.

U.S. Federal Regulations

Our domestic postsecondary institutions are subject to extensive federal and state regulations. The HEA and the related ED regulations govern all higher education institutions participating in Title IV programs, and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

·	The federal government through ED;
·	The accrediting agencies recognized by ED; and
·	State higher education regulatory bodies.

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

Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility to participate in Title IV programs, accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. ED regulations regarding financial responsibility provide that, if any one of our Title IV-eligible institutions is unable to pay its obligations under its program participation agreement as a result of operational issues and/or an enforcement action, our other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the first institution’s Title IV obligations. As a result, even though Adtalem’s Title IV participating institutions (“Title IV Institutions”) are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations and cash flows of Adtalem’s other institutions and Adtalem as a whole and could result in the imposition of significant restrictions on the ability of Adtalem’s other institutions and Adtalem as a whole to operate. For further information, see “A bankruptcy filing by us or by any of our Title IV Institutions, or a closure of one of our Title IV Institutions, would lead to an immediate loss of eligibility to participate in Title IV programs” under subsection “Risks Related to Adtalem’s Highly Regulated Industry” in “Item 1A – Risk Factors” of this Annual Report on Form 10-K.

We have summarized the most significant regulatory requirements applicable to our domestic postsecondary operations. Adtalem has been impacted by these regulations and enforcement efforts and is currently facing multiple related lawsuits arising from the enhanced scrutiny facing the proprietary education sector. For information regarding such pending investigations and litigation, and the potential impact such matters could have on our institutions or on Adtalem, see in this Annual Report on Form 10-K: (1) “Note 15: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8, (2) the subsection of “Item 1A – Risk Factors” titled “Risks Related to Adtalem’s Highly Regulated Industry,” and (3) the subsection of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” titled “Liquidity and Capital Resources.”

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

Defense to Repayment Regulations

Under the HEA, ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan (“Direct Loan”) made under the Federal Direct Loan Program (“Direct Loan Program”). ED’s current defense to repayment regulations (“Defense to Repayment Regulations”) permit a borrower to assert a borrower defense to repayment of a Direct Loan if the institution’s acts or omissions give rise to a cause of action against the institution under state law. On October 28, 2016, ED published final regulations (the “2016 DtR Regulations”) expanding defenses and addressing other related matters, including certain circumstances under which ED may impose a fine, or limit, suspend, or terminate an institution’s participation in Title IV programs. The 2016 DtR Regulations create a new federal standard for borrower defenses to repayment of Direct Loans, new limitation periods for such claims, and new processes for resolution of such claims. On June 14, 2017, ED announced that, due to pending litigation, it is indefinitely postponing implementing the majority of 2016 DtR Regulations, which were due to take effect on July 1, 2017. In September 2018, a federal judge ruled that ED’s delay of these rules was illegal, requiring ED to move forward in their implementation. Implementation guidance was issued by ED in March 2019. ED had previously announced its intention to reassess and revise these rules, and ED published new draft Defense to Repayment Regulations on July 25, 2018. ED’s proposal includes a higher threshold for establishing misrepresentation, provides for a statute of limitation for claims submission, narrows the current triggers allowed for letter of credit requirements and eliminates provisions for group discharges. ED has provided a comment period of 30 days, and is expected to publish final rules in the late fall of 2019; if implemented, the proposed rules would become effective with claims on loans disbursed on or after July 1, 2020. Management is unable to predict what any revised regulations may contain, the result of any other current or future rulemakings, or the impact of such rulemakings on our business.

“90/10 Rule”

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2018 and 2017. Final data for fiscal year 2019 is not yet available.

	Fiscal Year
	2018	2017
Chamberlain University	62%	63%
American University of the Caribbean School of Medicine	74%	80%
Ross University School of Medicine	81%	82%
Ross University School of Veterinary Medicine	82%	83%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its four Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third party review report that has been made publicly available, Adtalem’s institutions have met this lower threshold for fiscal year 2018. Final data for fiscal year 2019 is not yet available. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

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

State Authorization

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Chamberlain is specifically authorized to operate in all of the domestic jurisdictions that require such authorizations. Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. Chamberlain has obtained licensure in states which require such licensure and where their students are enrolled.

On December 19, 2016, ED published new rules concerning requirements for institutional eligibility to participate in Title IV programs. The regulations, which would have become effective beginning July 1, 2018, but which have been delayed until July 1, 2020, require an institution offering distance education or correspondence courses to be authorized by each state from which the institution enrolls students, if such authorization is required by the state. If an institution offers postsecondary education through distance education or correspondence courses in a state that participates in a state authorization reciprocity agreement, and the institution offering the program is located in a state where it is also covered by such an agreement, the institution would be considered legally authorized to offer postsecondary distance or correspondence education in the state where courses are offered via distance education, subject to any limitations in that agreement. The regulations also require an institution to document the state processes for resolving complaints from students enrolled in programs offered through distance education or correspondence courses. With regard to additional locations or branch campuses located in international countries, the regulations require that such campuses be authorized by an appropriate government agency of the country where the additional location or branch campus is located and, if at least half of an educational program can be completed at the location or branch campus, be approved by the institution's accrediting agency and be reported to the state where the institution's main campus is located. Lastly, the regulations require that an institution provide certain disclosures to enrolled and prospective students regarding its programs offered solely through distance education or correspondence courses. ED renegotiated these rules as part of the 2018-2019 Accreditation and Innovation rule-making sessions. The draft rule published by ED largely comports with the prior requirements as previously described.

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

According to ED, the three-year cohort default rate for all colleges and universities eligible for federal financial aid decreased to 10.8% in fiscal year 2015 (the latest period for which data are available) from 11.5% in fiscal year 2014.

Default rates for Chamberlain, AUC, RUSM and RUSVM students follow. The latest period for which final three-year data is available is fiscal year 2015.

	Cohort Default Rate
	2015	2014
Chamberlain University	3.8%	3.4%
American University of the Caribbean School of Medicine	1.0%	1.2%
Ross University School of Medicine	0.9%	0.7%
Ross University School of Veterinary Medicine	0.7%	0.2%

Satisfactory Academic Progress

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Change of Ownership or Control

Any material change of ownership or change of control of Adtalem, depending on the type of change, may have significant regulatory consequences for each of Adtalem’s Title IV-eligible institutions. Such a change of ownership or control could require recertification by ED, the re-evaluation of accreditation by our institutions’ accreditors and/or reauthorization by state licensing agencies. If we experience a material change of ownership or change of control, then Chamberlain, AUC, RUSM and RUSVM may cease to be eligible to participate in Title IV programs until recertified by ED. There is no assurance that such recertification would be obtained on a timely basis. After a material change in ownership or change of control, most institutions will participate in Title IV programs on a provisional basis for a period of one to three years.

In addition, most institutions would be required to report any material change in stock ownership to their principal institutional accrediting body, including in the case of Chamberlain, the HLC, and would be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, the applicable accreditor may undertake an evaluation of the effect of the change on the continuing operations of the affected institution for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review.

In addition, some states in which our institutions are licensed require approval (in some cases, advance approval) of material changes in ownership or changes of control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by such a change in ownership or control.

Refer to “If regulators do not approve, or delay their approval, of transactions involving a material change of ownership or change of control of our company, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditation and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business” under subsection “Risks Related to Adtalem’s Highly Regulated Industry” in “Item 1A – Risk Factors” of this Annual Report on Form 10-K.

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

State Approvals and Licensing

Adtalem institutions require authorizations from many state higher education authorities or Canadian ministries to recruit students, operate schools, conduct exam preparation courses and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the U.S., each Chamberlain location is approved to grant certificates, diplomas, associate, bachelor’s, master’s and/or doctorate degrees by the respective state in which it is located. Additionally, many states require approval for out-of-state institutions to recruit within their state or offer instruction through online modalities to residents of their states. Adtalem believes it is in compliance with all state requirements as an out-of-state institution. AUC and RUSM clinical programs are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are reported to ED as required.

Many states and Canadian provinces require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted approximately $9.0 million of surety bonds with regulatory authorities on behalf of Chamberlain, AUC, RUSM, RUSVM and Becker.

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

SEASONALITY

Adtalem’s quarterly revenue and net income fluctuate primarily as a result of the pattern of student enrollments. Generally, the schools’ highest enrollment and revenue typically occur in the fall, which corresponds to the second and third quarters of Adtalem’s fiscal year. Enrollment is slightly lower in the spring, except in Brazil, and the lowest enrollment generally occurs during the summer months. Adtalem’s operating costs do not fluctuate as significantly on a quarterly basis.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, operating income and net income by quarter for each of the past two fiscal years are included in “Note 17: Quarterly Financial Data” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

EMPLOYEES

As of June 30, 2019, Adtalem had the following number of employees:

			Temporary
	Faculty and Staff		and Student
	Full-time	Part-time	Employees	Total
Chamberlain University	1,576	16	284	1,876
Medical and Veterinary Schools	939	20	46	1,005
Financial Services	643	8	44	695
Adtalem Brazil	2,194	2,392	97	4,683
Home Office	761	8	28	797
Total	6,113	2,444	499	9,056

Adtalem also utilizes approximately 2,300 independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. Approximately 60 administrative and support employees of

RUSM’s medical school campus in Barbados and approximately 5,000 employees at Adtalem Brazil are covered by respective collective bargaining agreements with local unions. Our management believes that we have good relations with our employees. During fiscal year 2019, Adtalem implemented workforce reductions that reduced its workforce by 374 positions at RUSM and Adtalem’s home office.

TRADEMARKS AND SERVICE MARKS

Adtalem owns and uses numerous trademarks and service marks, such as “Adtalem,” “American University of the Caribbean,” “Association of Anti-Money Laundering Specialists,” “ACAMS,” “Becker Professional Education,” “Becker CPA Review,” “Chamberlain College of Nursing,” “Chamberlain University,” “Ross University” and others. All trademarks, service marks, certification marks, patents and copyrights associated with its businesses are owned in the name of Adtalem Global Education Inc. or a subsidiary of Adtalem Global Education Inc. Adtalem vigorously defends against infringements of its trademarks, service marks, certification marks, patents and copyrights.

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

Copies of the Adtalem’s filings with the SEC and the above-listed policies and charters also may be obtained without charge by written request to Investor Relations at Adtalem’s executive offices. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Adtalem, that file electronically with the SEC; the website address is http://www.sec.gov.

ITEM 1A — RISK FACTORS

Adtalem’s business operations are subject to numerous risks and uncertainties, some of which are not entirely within our control. Investors should carefully consider the risk factors described below and all other information contained in this Annual Report on Form 10-K before making an investment decision with respect to Adtalem’s common stock. If any of the following risks are realized, Adtalem’s business, results of operations, financial condition and cash flows could be materially and adversely affected, and as a result, the price of Adtalem’s common stock could be materially and adversely affected. Management cannot predict all the possible risks and uncertainties that may arise. Risks and uncertainties that may affect Adtalem’s business include the following:

Risks Related to Adtalem’s Highly Regulated Industry

We are subject to regulatory audits, investigations, lawsuits or other proceedings relating to compliance by the institutions in the Adtalem portfolio with the numerous laws and regulations in the U.S. and foreign jurisdictions applicable to the postsecondary education industry

Due to the highly regulated nature of proprietary postsecondary institutions, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the legal and regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us or one or more of our institutions, we may be required to pay monetary judgments, fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked or be subject to civil or criminal penalties. ED regulations regarding financial responsibility provide that, if any one of our Title IV Institutions is unable to pay its obligations under its Program Participation Agreement (“PPA”) as a result of operational issues and/or an enforcement action, our other Title IV Institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the non-compliant institution’s Title IV obligations. As a result, even though Adtalem’s Title IV Institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations and cash flows of Adtalem’s other Title IV Institutions and Adtalem as a whole and could result in the imposition of significant restrictions on the ability for Adtalem’s other Title IV Institutions and for Adtalem as a whole to operate.

The ongoing regulatory effort aimed at proprietary postsecondary institutions of higher education could be a catalyst for additional legislative or regulatory restrictions, investigations, enforcement actions and claims.

The proprietary postsecondary education sector has at times experienced scrutiny from federal legislators, agencies, and state legislators and attorneys general. An adverse disposition of these existing inquiries, administrative actions or claims or the initiation of other inquiries, administrative actions or claims, could, directly or indirectly, have a material adverse effect on our business, financial condition, result of operations and cash flows and result in significant restrictions on us and our ability to operate.

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

As described in “Note 15: Commitments and Contingencies,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, Adtalem, and former subsidiaries DeVry University, Inc., and DeVry/New York Inc. are the subject of consumer lawsuits alleging facts similar to those alleged by the FTC and ED in previously resolved actions. Additionally, Adtalem, Chamberlain and DeVry University are the subject of Civil Investigative Demands (“CID”) from the U.S. Department of Justice (“DOJ”).

Due to the regulatory and enforcement efforts at times directed at proprietary postsecondary higher education institutions and adverse publicity arising from such efforts, we may face additional government and regulatory investigations and actions, lawsuits from private plaintiffs and shareholder class actions and derivative claims. We may incur significant costs and other expenses in connection with our response to, and defense, resolution or settlement of, investigations, claims or actions, or group of related investigations, claims or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain forms of injunctive relief, including altering certain business practices, or pay substantial damages, settlement costs, fines and/or penalties. In addition, findings or claims or settlements thereof could serve as a basis for additional lawsuits or governmental inquiries or enforcement actions, including actions under ED’s defense to repayment regulations (“Defense to Repayment Regulations”). Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV, Department of Defense and Veterans Affairs programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us under future Defense to Repayment Regulations, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED has issued regulations setting forth new standards and procedures related to borrower defenses to repayment of Title IV loan obligations, and ED’s right of recoveries against institutions following a successful borrower defense and institutional financial responsibility. It is possible that a finding or allegation arising from current or future legal proceedings or governmental administrative actions may create significant liability under the proposed regulations.

On October 28, 2016, ED published final rules concerning the acts or omissions of an institution of higher education that a student borrower may assert as a defense to repayment of a loan made under the 2016 DtR Regulations. The 2016 DtR Regulations created a new federal standard for borrower defenses, new limitation periods for borrower defense claims and new processes for resolution of such claims. On June 14, 2017, ED announced that it would indefinitely postpone the implementation of the majority of the 2016 DtR Regulations, which were due to take effect on July 1, 2017. In September 2018, a federal judge ruled that ED’s delay of these rules was illegal, requiring ED to move forward in their implementation. Implementation guidance was issued by ED in March 2019. ED had previously announced its intention to reassess and revise these rules, and ED published new draft Defense to Repayment Regulations on July 25, 2018. ED allowed for a 30-day comment period and intends to publish final, revised Defense to Repayment Regulations in the late fall of 2019. Management is unable to predict the result of any current or future rulemakings or the impact of such rulemakings on our business. The outcome of any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits and/or the outcome of any future governmental inquiry, lawsuit or enforcement action (including matters described in “Note 15: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Form 10-K and in the subsection of Item 7 of this Annual Report on Form 10-K titled “Liquidity and Capital Resources”) could serve as the basis for claims by students or ED under the Defense to Repayment Regulations, the posting of substantial letters of credit or the termination of eligibility of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

In particular, in the U.S., the HEA subjects schools that participate in the various federal student financial aid programs under Title IV of the HEA (“Title IV”), which includes Chamberlain, AUC, RUSM, and RUSVM, to significant regulatory scrutiny. Adtalem’s Title IV Institutions collectively receive 70% of their revenue from students under Title IV programs. As a result, the suspension, limitation or termination of the eligibility of any of our institutions to participate in Title IV programs could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

To participate in Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a PPA.

Our institutions that participate in Title IV programs each do so pursuant to a PPA that, among other things, includes commitments to abide by all applicable laws and regulations, such as the Incentive Compensation and Substantial Misrepresentation. Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to lawsuits brought by private plaintiffs on behalf of governments (qui tam actions), that have the potential to generate very significant damages linked to our receipt of Title IV funding from the government over a period of several years.

Government budgetary pressures and changes to laws governing financial aid programs could reduce our student enrollment or delay our receipt of tuition payments.

Our Title IV Institutions collectively receive 70% of their revenue from students under Title IV programs. As a result, any reductions in funds available to our students or any delays in payments to us under Title IV programs could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce Adtalem’s student enrollment and/or increase its costs of operation. Political and budgetary concerns significantly affect Title IV programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA made significant changes to the requirements governing Title IV programs, including changes that, among other things:

·	Regulated non-federal, private education loans;
·	Regulated the relationship between institutions and lenders that make education loans;
·	Revised the calculation of the student default rate attributed to an institution and the threshold rate at which sanctions will be imposed against an institution (as discussed above);
·	Adjusted the types of revenue that an institution is deemed to have derived from Title IV programs and the sanctions imposed on an institution that derives too much revenue from Title IV programs;
·	Increased the types and amount of information that an institution must disclose to current and prospective students and the public; and
·	Increased the types of policies and practices that an institution must adopt and follow.

In the 115th Congress, committee leadership of the U.S. House of Representatives released partisan, comprehensive HEA proposals; the Senate did not put forth a comprehensive HEA reauthorization proposal. In the 116th Congress, neither chamber has yet introduced a comprehensive reauthorization proposal. However, there have been individual bills introduced on various HEA provisions, and committee leadership in both the House and Senate could release comprehensive HEA proposals during this Congress. When HEA is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

The U.S. Congress can change the laws affecting Title IV programs in annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. At this time, Adtalem cannot predict any or all of the changes that the U.S. Congress may ultimately make. Since a significant percentage of Adtalem’s revenue is tied to Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of Adtalem’s degree-granting institutions or students to participate in Title IV programs could have a material adverse effect on Adtalem’s business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Certain provisions in proposed legislation, if enacted, could have a material adverse effect on our business, including but not limited to legislation that limits the enrollment of U.S. citizens in foreign medical schools and legislation that could require institutions to share in the risk of defaulted federal student loans.

Additionally, a shutdown of government agencies, such as ED, responsible for administering student financial aid programs under Title IV could lead to delays in student eligibility determinations and delays in origination and disbursement of government-funded student loans to our students. Funding for the federal government lapsed on each of January 20, 2018 and February 9, 2018, resulting in partial shutdowns that lasted for a few days and several hours, respectively. Funding for some portions of the federal government lapsed on December 22, 2018, resulting in a partial government shutdown that lasted for 35 days.

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

An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or the awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. We endeavor to ensure our compliance with these regulations and have numerous controls and procedures in place to do so, but cannot be sure that our regulators will not determine that the compensation that we have paid our employees do not violate these regulations. Our limited ability to compensate our employees based on their performance of their job responsibilities could make it more difficult for us to attract and retain highly-qualified employees. These regulations may also impair our ability to sustain and grow our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All of our Title IV Institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, periodic renewal of institutional PPAs, periodic program reviews and ad hoc events which may lead ED to evaluate an institution’s financial responsibility or administrative capability. The administrative capability criteria require, among other things, that our institutions (1) have an adequate number of qualified personnel to administer Title IV programs, (2) have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, (3) submit all required reports and consolidated financial statements in a timely manner, and (4) not have significant problems that affect the institution’s ability to administer Title IV programs. If ED determines, in its judgment, that one of our Title IV Institutions has failed to demonstrate either financial responsibility or administrative capability, we could be subject to sanctions, including, among other things, a requirement to post a letter of credit, fines, suspension or termination of our eligibility to participate in Title IV programs or repayment of funds received under Title IV programs, any of which could have a material adverse effect on our business, financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. ED has considerable discretion under the regulations to impose the foregoing sanctions and, in some cases, such sanctions could be imposed without advance notice or any prior right of review or appeal.

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

The loss of institutional accreditation by any of our Title IV Institutions would leave the affected institution ineligible to participate in Title IV programs and would have a material adverse effect on our business, financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. In addition, an adverse action by any of our institutional accreditors other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with ED’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

If regulators do not approve, or delay their approval of, transactions involving a material change of ownership or change of control of our company, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditations and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business.

A material change of ownership or change of control of Adtalem, depending on the type of change, may have significant regulatory consequences for Chamberlain, AUC, RUSM and RUSVM. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors and/or reauthorization by each institutions’ state licensing agencies. If Adtalem experiences a material change of ownership or change of control, then Chamberlain, AUC, RUSM and RUSVM may cease to be eligible to participate in Title IV programs until recertified by ED. The continuing participation of each of Chamberlain, AUC, RUSM and RUSVM in Title IV programs is critical to our business. Any disruption in an institution’s eligibility to participate in Title IV programs would materially and adversely impact our business, financial condition, results of operations and cash flow.

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

In addition, some states in which Chamberlain, AUC, RUSM and RUSVM are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.

As of June 30, 2019, a substantial portion of our outstanding capital stock is owned by a small group of institutional shareholders. We cannot prevent a material change of ownership or change of control that could arise from a transfer of voting stock by any combination of those shareholders.

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

Our Title IV Institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If any of our Title IV Institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business, financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. The latest period for which final three-year default rates data is available is fiscal year 2015. Default rates for Chamberlain, AUC, RUSM and RUSVM students for fiscal year 2015 is 3.8%, 1.0%, 0.9% and 0.7%, respectively.

Our Title IV Institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenue derived from those programs were too high.

Our Title IV Institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90% (the “90/10 Rule”). Further, if an institution exceeds the 90% threshold for any single fiscal year, ED could place that institution on provisional certification status for the institution’s following two fiscal years. If any of our Title IV Institutions lose eligibility to participate in Title IV programs because they are unable to comply with ED’s 90/10 Rule, it could have a material adverse effect on our business, financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our failure to comply with ED’s credit hour rule could result in sanctions and other liability.

In 2009 and 2010, ED’s Office of Inspector General criticized three accreditors, including the Higher Learning Commission (“HLC”), which is the accreditor for Chamberlain, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010, the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The 2010 Program Integrity Regulations defined the term “credit hour” for the first time and required accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by ED could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If ED determines that an institution is out of compliance with the credit hour definition, ED could impose liabilities or other sanctions, which could have a material adverse effect on our business, financial conditions, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs in the state.

Our Title IV Institutions must be authorized to operate by the appropriate postsecondary regulatory authority in each state in which the institution is located. Campuses of our Title IV Institutions are authorized to operate and grant degrees, diplomas or certificates by the applicable education agency of the state in which each such campus is located. Many states are currently reevaluating and revising their authorization regulations, especially as applied to distance education. The loss of state authorization would, among other things, render the affected institution ineligible to participate in Title IV programs, at least at those state campus locations, and otherwise limit that school’s ability to operate in that state. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree-granting authority in other states in which we operate, which would further impact our business. If these pressures and uncertainty continue in the future, or if one or more of our institutions are unable to offer programs in one or more states, it could have a material adverse impact on our enrollment, revenue, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Some states are experiencing budget deficits and constraints. Some of these states have reduced or eliminated various student financial assistance programs or established minimum performance measures as a condition of participation, and additional states may do so in the future. If our students who receive this type of assistance cannot secure alternate sources of funding, they may be forced to withdraw, reduce the rate at which they seek to complete their education or replace the source with more expensive forms of funding, such as private loans. Other students who would otherwise have been eligible for state financial assistance may not be able to enroll without such aid. This reduced funding could decrease our enrollment and adversely affect our business, financial condition, results of operations and cash flows.

In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 Rule measurement.

We could be subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

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

We contract with unaffiliated entities for student software systems and services related to the administration of portions of our Title IV and institutional loan programs. Because each of our institutions may be jointly and severally liable for the actions of third-party servicers and vendors, failure of such servicers to comply with applicable regulations could have a material adverse effect on our institutions, including fines and the loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenue and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. If any of our third party servicers discontinues providing such services to us, we may not be able to replace such third party servicer in a timely, cost-efficient or effective manner, or at all, and we could lose our ability to comply with collection, lending and Title

IV requirements, which could have a material adverse effect our enrollment, revenue and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

We could be subject to sanctions if we fail to accurately and timely report sponsored students’ tuition, fees and enrollment to the sponsoring agency.

A significant portion of our enrollment is sponsored through various federal and state supported agencies and programs, including the U.S. Department of Defense, the U.S. Department of Labor and the U.S. Department of Veterans Affairs. We are required to periodically report tuition, fees and enrollment to the sponsoring agencies. As a recipient of funds, we are subject to periodic reviews and audits. Inaccurate or untimely reporting could result in suspension or termination of our eligibility to participate in these federal and state programs and have a material adverse impact on enrollment and revenue, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our enrollment may be adversely affected by presentations of data that are not representative of actual educational costs for our prospective students.

ED and other public policy organizations are concerned with the affordability of higher education and have developed various tools and resources to help students find low-cost educational alternatives. These resources primarily rely on and present data for first-time, full-time residential students, which is not representative of most of our prospective students. These presentations may influence some prospective students to exclude our institutions from their consideration, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions or limitations on the government-supported student loan and scholarship programs in Brazil could have a material and adverse impact on Adtalem Brazil’s ability to attract and retain students and execute its plans for growth.

Adtalem Brazil students are eligible for loans under Brazil’s public loan program “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”), which is financed by the Brazilian government. Adtalem Brazil also participates in “Programa Universidade para Todos” or “University for All Program” (“PROUNI”), a Brazilian governmental program, which provides scholarships to a portion of its undergraduate students under certain conditions. As of June 30, 2019, approximately 16% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program while approximately 37% have obtained scholarships under the PROUNI program. Without prior notice, during fiscal year 2015, the Brazilian government enacted changes to the FIES regulations limiting student eligibility for FIES funding and extending the government’s time to pay participating institutions. Restrictions or limitations on the FIES public loan program or student scholarships under the PROUNI program could have a material and adverse impact on Adtalem Brazil’s ability to attract and retain students and execute its plans for growth, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Adtalem’s Business

Student enrollment at our schools is affected by legislative, regulatory and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollment effectively.

Our future revenue and growth depend on a number of factors, including many of the regulatory risks discussed above and business risks discussed below. Despite ongoing efforts to provide more scholarships to prospective students, and to increase quality and build our reputation, negative perceptions of the value of a college degree, increased reluctance to take on debt and the resulting lower student consumer confidence may continue to impact enrollment in the future. In addition, technological innovations in the delivery of low-cost education alternatives and increased competition could negatively affect enrollment.

We are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, our revenue may decline.

Our undergraduate and graduate educational programs are concentrated in selected areas of medical, healthcare, law and business. If applicant career interests or employer needs shift away from these fields, and we do not anticipate or adequately respond to that trend, future enrollment and revenue may decline and the rates at which our graduates obtain jobs involving their fields of study could fall.

If our graduates are unable to find appropriate employment opportunities or obtain professional licensure or certification, we may not be able to recruit new students.

If employment opportunities for our graduates in fields related to their educational programs decline or they are unable to obtain professional licenses or certifications in their chosen fields, future enrollment and revenue may decline as potential applicants choose to enroll at other educational institutions or providers.

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

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees and contractors in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition or in connection with system upgrades from time to time.

Due to the sensitive nature of the information contained on our networks, such as students’ financial information and grades, our networks may be targeted by hackers. Anyone who circumvents security measures could misappropriate proprietary or confidential information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families, customers, employees, or contractors that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by federal or state authorities and private litigants, any of which could have a material adverse effect on our business and result in the imposition of significant restrictions on us and our ability to operate.

System disruptions and vulnerability from security risks to our computer network or information systems could severely impact our ability to serve our existing students and attract new students.

The performance and reliability of our computer networks and system applications, especially online educational platforms and student operational and financial aid packaging applications, are critical to our reputation and ability to attract and retain students. System errors, disruptions or failures, including those arising from unauthorized access, computer hackers, computer viruses, denial of service attacks and other security threats, could adversely impact our delivery of educational content to our students or result in delays and/or errors in processing student financial aid and related disbursements. Such events could have a material adverse effect on the reputation of our institutions, our financial conditions, results of operation and cash flows. We may be required to expend significant resources to protect against system errors, failures or disruptions, or the threat of security breaches, or to repair or otherwise mitigate problems caused by any actual errors, disruptions, failures or breaches. We cannot ensure that these efforts will protect our computer networks, or fully mitigate the resulting impact of interruptions or malfunctions in our operations, despite our regular monitoring of our technology infrastructure security and business continuity plans.

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

We may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, political disruptions or other events in one or more of the geographic areas in which it operates, particularly in the West Coast and Gulf States of the U.S., the Caribbean and Brazil. These events could cause us to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to open new campuses, offer new programs and add capacity is dependent on regulatory approvals and requires financial and human resources.

As part of our strategy, we intend to open new campuses, offer new educational programs and add capacity to certain existing locations. Such actions require us to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations, programs and capacity may require significant financial investments and human resource capabilities. The failure to obtain appropriate approvals or to properly allocate financial and human resources could adversely impact our future growth.

We may not be able to attract, retain and develop key employees necessary for our operations and the successful execution of our strategic plans.

We may be unable to attract, retain and develop key employees with appropriate educational qualifications and experience. Regulatory and other legal actions and the claims contained in these actions may have diminished our reputation, and these actions and the resulting negative publicity may have decreased interest by potential employees. In addition, we may be unable to effectively plan and prepare for changes in key employees. Such matters may cause us to incur higher wage expense and/or provide less student support and customer service, which could adversely affect enrollment, revenue and expense. A significant amount of our compensation for key employees is tied to our financial performance. We may require new employees in order to execute some of our strategic plans. Uncertainty regarding our future financial performance may limit our ability to attract new employees with competitive compensation or increase our cost of recruiting and retaining such new employees.

We may not be able to successfully identify, pursue or integrate acquisitions.

As part of our strategy, we are actively considering acquisition opportunities primarily in the U.S. We have acquired and expect to acquire additional education institutions or education related businesses that complement our strategic direction, some of which could be material to our operations. Any acquisition involves significant risks and uncertainties, including, but not limited to:

Inability to successfully integrate the acquired operations and personnel into our business and maintain uniform standards, controls, policies and procedures;

Failure to secure applicable regulatory approvals;

Assumption of known and unknown liabilities;

Diversion of significant attention of our senior management from day-to-day operations;

Issues not discovered in our due diligence process, including compliance issues, commitments and/or contingencies; and

Financial commitments, investments in foreign countries and compliance with debt covenants and ED financial responsibility scores.

Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.

Our effective tax rate could be subject to volatility or be adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. For example, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws, due in part to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. In addition, the recent U.S. tax law changes are subject to further interpretations from U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or Internal Revenue Service, and this could change the provisional tax liability or the accounting treatment of the provisional tax liability based on updated guidance and interpretations. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) is payable by us over a period of up to eight years. As a result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full. In addition, Adtalem has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, which expires in fiscal year 2020, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents and royalties. If this law is not extended, or a similar law adopted, our consolidated tax provision would be impacted beginning in our fiscal year 2021, and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

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

We may experience movements in foreign currency exchange rates that could adversely affect our operating results.

As we expand internationally, we will conduct more transactions in currencies other than the U.S. dollar. The volume of transactions in the various foreign currencies could continue to increase, thus increasing our exposure to foreign currency exchange rate fluctuations. The financial position and results of operations at Adtalem Brazil are measured using the Brazilian Real as the functional currency. Brazilian-based assets constitute a material portion of Adtalem’s overall assets, and Brazilian-based liabilities constitute a material portion of our overall liabilities. Significant devaluations in the Brazilian Real will result in a significant devaluation in relation to the U.S. dollar. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Expansion into new international markets will subject us to risks inherent in international operations.

As part of our strategy, we have acquired and intend to acquire or establish additional educational operations outside of the U.S. To the extent that we expand internationally, we will face risks that are inherent in international operations including, but not limited to:

Compliance with foreign laws and regulations;

Management of internal operations;

Foreign currency exchange rate fluctuations;

Ability to protect intellectual property;

Monetary policy risks, such as inflation, hyperinflation and deflation;

Price controls or restrictions on exchange of foreign currencies;

Political and economic instability in the countries in which we operate;

Potential unionization of employees under local labor laws;

Multiple and possibly overlapping and conflicting tax laws;

Inability to cost effectively repatriate cash balances; and

Compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act.

Our goodwill and intangible assets potentially could be impaired if our business results and financial condition were materially and adversely impacted by risks and uncertainties.

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If our market capitalization were to remain below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of our reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. As of June 30, 2019, intangible assets from business combinations totaled $418.1 million and goodwill totaled $874.5 million. Together, these assets equaled 58% of total assets as of such date. If our business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring a possible write-off of up to $418.1 million of intangible assets and up to $874.5 million of goodwill.

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2 – PROPERTIES

Medical and Healthcare

Chamberlain

Chamberlain’s home office is located in Downers Grove, Illinois. Chamberlain currently operates 21 campuses in various U.S. locations, of which 4 are in Adtalem owned locations and 17 in leased facilities. One of the campuses is co-located with RUSM. Chamberlain’s total portfolio of academic and administrative operations comprise approximately 0.9 million square feet.

AUC

AUC’s nine-acre campus is located in St. Maarten. The campus is owned and includes approximately 218,500 square feet of academic, student-life and student residence facilities. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria and recreational space facilities. The AUC campus is also supported by administrative staff located in Pembroke Pines, Florida.

RUSM

RUSM’s campus is comprised of leased facilities of approximately 107,000 square feet are located in Barbados. Educational facilities include 102,000 square feet of classrooms, labs for anatomy and radiology imaging, simulation, physiology and pathology, exam rooms, private and group study, and faculty and administrative space. A residential village includes 5,000 square feet of administrative student services space surrounded by shopping and recreational facilities and over 400 multi-bedroom student units. The RUSM campus is also supported by administrative staff located in Miramar, Florida.

RUSVM

RUSVM’s pre-clinical instructional facilities of approximately 224,000 square feet are located on a 50-acre site in St. Kitts which is owned. Educational facilities include an anatomy/clinical building, pathology building, research building with state-of-the-art necropsy lab, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. Animal care facilities include kennels, an aviary and livestock barns. Student-life and student residence facilities are also located on the campus. The RUSVM campus is also supported by administrative staff located in Miramar, Florida.

Financial Services

Financial Services leases approximately 50,000 square feet for its administrative operations in various U.S. and international locations. Becker classes are conducted in leased facilities, fewer than 10 of which are leased on a full-time basis. The remaining classes are conducted in facilities that are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require.

Business and Law

Adtalem Brazil

 Adtalem Brazil operates 17 locations in Brazil. Adtalem Brazil’s administrative operations are located within campuses located in Fortaleza and São Paulo as well as in two additional non-campus locations in Salvador and Rio de Janeiro. All of these locations comprise approximately 2.5 million square feet of space, of which approximately 1.9 million square feet are under lease agreements and approximately 0.6 million square feet are owned real estate.

Home Office

Adtalem’s home office staff is located in two leased facilities in Chicago and Downers Grove, Illinois utilizing approximately 191,000 square feet of office space.

Adtalem’s leased facilities are occupied under leases whose remaining terms range from 1 to 11 years. A majority of these leases contain provisions giving Adtalem the right to terminate early or renew its lease for additional periods at various rental rates, although generally at rates higher than are currently being paid. Adtalem’s owned facilities total approximately 1.73 million square feet worldwide. No facility that is owned by Adtalem is subject to a mortgage or other indebtedness.

Adtalem is leasing space to DeVry University at five facilities owned by Adtalem and subleasing space, in full or in part, at an additional 24 facilities, of which 17 are subleased to DeVry University and/or Carrington. Adtalem remains the primary lessee on the 24 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to seven years.

ITEM 3 – LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 15: Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

SUPPLEMENTARY ITEM-INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The name, age and current position of each executive officer of Adtalem as of the date of this filing are:

Name and Current Position	Age	Business Experience

Lisa W. Wardell Chairman of the Board, President and Chief Executive Officer, Adtalem Global Education	49

Ms. Wardell joined Adtalem in May 2016 as President and Chief Executive Officer and was appointed Chairman of the Board in July 2019. Previously, Ms. Wardell served on the Adtalem Board of Directors since 2008 and also chaired the audit and finance committee. Prior to joining Adtalem, Ms. Wardell was Executive Vice President and Chief Operating Officer of The RLJ Companies from 2004 through 2016.

Kathy Boden Holland Group President, Medical and Healthcare Education, Adtalem Global Education	52

Ms. Boden Holland joined Adtalem in May 2018 as Group President, Medical and Healthcare Education. Previously, Ms. Boden Holland served on the Adtalem Board of Directors from January 2017 through May 2018. Prior to joining Adtalem, Ms. Boden Holland was Executive Vice President, Bank Products and in other executive leadership roles at Elevate Credit from 2014 through 2018. Previously, Ms. Boden Holland was Executive Vice President, Corporate Development at Think Finance Incorporated from 2012 to 2014 and President of RLJ Financial LLC from 2010 to 2012.

Mehul Patel Group President, Financial Services, Adtalem Global Education	45

Mr. Patel joined Adtalem in September 2017 as Group President, Financial Services. Prior to joining Adtalem, Mr. Patel was President of Apollo Global (a subsidiary of Apollo Education Group) where he also held other executive leadership roles from 2009 through 2017. Previously, Mr. Patel held a variety of leadership roles at Kaplan Professional (a division of Kaplan Inc.) from 2005 through 2009.

Thiago Aguiar Sayão Group President, Business and Law, Adtalem Global Education	46

Mr. Sayão joined Adtalem in 2015, as Vice President of Adtalem Brazil, upon the acquisition of Damásio Educacional. In June 2019, Mr. Sayão was appointed Group President, Business and Law.  Prior to joining Adtalem, Mr. Sayão has held a number of executive positions and has nearly 20 years in education experience.

Name and Current Position	Age	Business Experience
Dr. Karen Cox President, Chamberlain University	59

Dr. Cox joined Adtalem in August 2018 as President of Chamberlain University. Prior to joining Adtalem, Dr. Cox served as Executive Vice President and Chief Operating Officer of Children’s Mercy – Kansas City an independent, academic medical center in Missouri, from 2006 through August 2018. Prior to that role, Dr. Cox was Senior Vice President for Patient Care Services and Chief Nursing Officer from 2004 through 2006.

Michael Randolfi Senior Vice President, Chief Financial Officer and Treasurer, Adtalem Global Education	47

Mr. Randolfi joined Adtalem in August 2019 as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Randolfi succeeds Mr. Unzicker who had served as Adtalem’s Chief Financial Officer and Treasurer until August 25, 2019. In connection with this transition, Mr. Unzicker continues to serve as Adtalem’s principal financial officer and principal accounting officer through August 30, 2019, at which time Mr. Randolfi will assume those duties. Prior to joining Adtalem, Mr. Randolfi served as the Chief Financial Officer of Groupon, Inc. since April 2016. Prior to his CFO role at Groupon, Mr. Randolfi served as Chief Financial Officer of Orbitz Worldwide, Inc. from March 2013 until November 2015 (when he departed following its acquisition by Expedia, Inc.). Prior to Orbitz, Mr. Randolfi, spent fourteen years with Delta Airlines in a variety of executive financial roles culminating in Senior Vice President and Controller.

Name and Current Position	Age	Business Experience
Patrick J. Unzicker Principal Financial Officer and Principal Accounting Officer, Adtalem Global Education	48

Mr. Unzicker joined Adtalem in March 2006 as its Controller. In March 2012, Mr. Unzicker was appointed Vice President, Finance and Chief Accounting Officer and in March 2015, Mr. Unzicker assumed the Treasurer role. In June 2016, Mr. Unzicker was appointed Senior Vice President and Chief Financial Officer and maintained the Treasurer role. On August 26, 2019, Adtalem announced that it had appointed Mr. Randolfi as Adtalem’s Senior Vice President, Chief Financial Officer and Treasurer. Mr. Randolfi succeeds Mr. Unzicker. In connection with this transition, Mr. Unzicker continues to serve as Adtalem’s principal financial officer and principal accounting officer through August 30, 2019, at which time Mr. Randolfi will assume those duties. Prior to joining Adtalem, Mr. Unzicker was Vice President — Controller at Whitehall Jewelers, Inc., a mall-based retail jeweler, from July 2003 to March 2006.

Stephen W. Beard Chief Operating Officer and General Counsel, Adtalem Global Education	48

Mr. Beard joined Adtalem in February 2018 as Senior Vice President, Secretary and General Counsel. In January 2019, Mr. Beard was appointed Chief Operating Officer and General Counsel. Prior to joining Adtalem, Mr. Beard held a variety of leadership roles at Heidrick & Struggles, International from 2003 through 2018 and was most recently Executive Vice President, Chief Administrative Officer and General Counsel.

Donna N. Jennings Senior Vice President, Human Resources, Adtalem Global Education	57

Ms. Jennings joined Adtalem in October 2006 as Senior Vice President of Human Resources. Prior to joining Adtalem, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Fernando Lau Senior Vice President, Chief Marketing Officer, Adtalem Global Education	43

Mr. Lau joined Adtalem in January 2010 as Vice President of Marketing and Admissions at Adtalem Brazil. In October 2016, Mr. Lau was appointed Senior Vice President and Chief Marketing Officer. Prior to joining Adtalem, Mr. Lau led the Trade Marketing departments of Motorola and Nokia in Brazil from 2007 to 2009.

Name and Current Position	Age	Business Experience
Christopher C. Nash Senior Vice President, Chief Information Officer, Adtalem Global Education	52

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

Lisa M. Sodeika Senior Vice President, Corporate Relations, Adtalem Global Education	55

Ms. Sodeika joined Adtalem in March 2015 as Senior Vice President, Corporate Relations. Prior to joining Adtalem, Ms. Sodeika served as Executive Vice President of Corporate Affairs at HSBC North America Holdings, Inc. from 2003 to 2014.

Kathleen Carroll Vice President, Controller, Adtalem Global Education	60

Ms. Carroll joined Adtalem in 2014 as Controller and was promoted to Vice President, Controller in July 2016. Prior to joining Adtalem, Ms. Carroll served in a number of finance leadership roles for PepsiCo Beverages and Foods (formerly The Quaker Oats Company), most recently as Vice President, Finance for PepsiCo’s U.S. Foods division.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Adtalem’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “ATGE.” The stock transfer agent and registrar for Adtalem’s common stock is Computershare Investor Services, L.L.C.

Security Holders

There were 396 current holders of record of Adtalem’s common stock as of August 1, 2019. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, Adtalem’s 401(k) and profit sharing plan and its Colleague Stock Purchase Plan.

Dividends

Adtalem did not pay any dividends in fiscal year 2018 or 2019. Adtalem does not expect to pay any cash dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Adtalem Board of Directors (the “Board”) and will be dependent on projections of future earnings, cash flow, financial requirements of Adtalem and other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

At the 2005 Annual Meeting of Stockholders held on November 9, 2005, Adtalem’s stockholders approved the DeVry Inc. Employee Stock Purchase Plan (“ESPP”) that authorized 200,000 shares of common stock for issuance under the ESPP, effective January 1, 2006. The ESPP provided for monthly purchase dates on the last business day of each month beginning January 2006 and purchases at a 5% discount to fair market value on such date. The ESPP was an amendment and restatement of a prior DeVry Inc. employee stock purchase plan that was effective August 1, 1993. On December 22, 2005, Adtalem registered 200,000 shares common stock that were authorized under the ESPP on a Registration Statement on Form S-8 (Reg. No. 333-130604).

From January 1, 2006 to February 28, 2019, eligible ESPP participants purchased 450,095 shares of common stock under the ESPP at purchase prices ranging from $16.41 to $61.94 per share. Of the total shares of common stock purchased under the ESPP from January 1, 2006 to February 28, 2019, Adtalem inadvertently issued 250,095 shares of common stock that were not registered under federal securities laws and not authorized under the ESPP. Under the applicable provisions of federal securities laws, plan participants who purchased unregistered shares of common stock may seek to rescind the transaction within one year following the date of purchase, which is the applicable federal statute of limitation. The last potential rescission rights related to the shares of common stock held by the original purchasers expires by the statute of limitations on February 28, 2020. As of June 30, 2019, approximately 10,182 shares were subject to rescission rights.

Adtalem believes its potential liability, if any, with respect to shares of common stock subject to rescission rights and still held by the original purchasers is not material to Adtalem.

Although the 250,095 shares of common stock purchased by ESPP participants through the ESPP were not registered prior to such purchase, ESPP participants may resell all such shares pursuant to Rule 144.

Adtalem terminated the ability to purchase shares of common stock under the ESPP and the last purchase made through the ESPP was on February 28, 2019. Adtalem is in the process of implementing a new employee stock purchase plan and submitting the new plan for stockholder approval at Adtalem’s next annual meeting of stockholders to be held on November 6, 2019.

Additionally, effective March 31, 2019, Adtalem reduced the number of shares of common stock available under the Adtalem Global Education Inc. Fourth Amended and Restated Incentive Plan of 2013 by 250,095 shares of common stock to reduce any potential dilution to stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following information describes Adtalem’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2019.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares that May
	Total Number of	Average Price Paid	Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs (1)	the Plans or Programs (1)
April 2019	434,628	$48.31	434,628	$237,073,448
May 2019	949,813	$44.18	949,813	$195,108,782
June 2019	290,151	$44.77	290,151	$182,119,886
Total	1,674,592	$45.35	1,674,592	$182,119,886

(1)

On November 8, 2018, Adtalem announced that the Board of Directors of Adtalem authorized a share repurchase program to buy back up to $300 million of Adtalem common stock through December 31, 2021.  The eleventh share repurchase program commenced during January 2019. The timing and amount of any repurchase will be determined based on an evaluation of the market and other factors. The total remaining authorization under this share repurchase program was $182,119,886 as of June 30, 2019.

Other Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares that May
	Total Number of	Average Price Paid	Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	per Share	Plans or Programs	the Plans or Programs
April 2019	—	$—	NA	NA
May 2019	5,103	$43.79	NA	NA
June 2019	1,158	$44.20	NA	NA
Total	6,261	$43.86	NA	NA

(1)

Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

Performance Graph

The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on Adtalem’s common stock during the period from June 30, 2014 through June 30, 2019, with the cumulative return on the NYSE Composite Index (U.S. Companies), the New Peer Group and the Old Peer Group (as defined below).

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2014

AMONG ADTALEM GLOBAL EDUCATION INC., NYSE COMPOSITE INDEX AND A PEER GROUP

	June 30,
	2014	2015	2016	2017	2018	2019
Adtalem Global Education Inc.	100.0	71.5	43.3	92.6	117.4	110.0
NYSE Composite Index (U.S. Companies)	100.0	100.9	100.7	115.9	126.5	135.7
New Peer Group (1)	100.0	83.9	84.0	147.7	209.9	235.3
Old Peer Group (1)	100.0	86.0	83.1	155.7	203.7	231.4

Data for this graph were provided by Zacks Investment Research.

Assumes $100 was invested on June 30, 2014 in Adtalem Global Education Inc. common stock, the NYSE Composite Index (U.S. Companies), the New Peer Group and the Old Peer Group, and that all dividends were reinvested.

(1)  The “New Peer Group” consists of the following companies selected on the basis of similarity in nature of their businesses: American Public Education, Inc., Career Education Corporation, Grand Canyon Education, Inc., Lincoln Educational Services Corporation, Strategic Education, Inc. (formerly known as Strayer Education, Inc.), and Universal Technical Institute, Inc. Adtalem believes that, including itself, these companies represent the majority of the market value of publicly traded companies whose primary business is education. The “Old Peer Group” consists of the following companies: Capella Education Company, Career Education Corporation, Grand Canyon Education, Inc., Lincoln Educational Services Corporation, Strayer Education, Inc., Universal Technical Institute, Inc., and Zovio Inc. (formerly known as Bridgepoint Education, Inc.). We changed our peer group from fiscal year 2018 as follows: Zovio Inc (formerly known as Bridgepoint Education, Inc.) was removed due to the shift in focus to an education technology services company and Capella Education Company was removed due to its merger with Strayer Education, Inc, while American Public Education, Inc. was added.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data for Adtalem for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data,” on page 133 of this Annual Report on Form 10-K.

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

Unless indicated, or the context requires otherwise, references to “net income” refers to “net income attributable to Adtalem Global Education.”

During the fourth quarter of fiscal year 2019, Adtalem renamed two of its segments to better reflect our focus on our growth strategies: Professional Education was renamed Financial Services, and Technology and Business was renamed Business and Law. Adtalem operates three reporting segments: “Medical and Healthcare,” which includes the operations of Chamberlain University (“Chamberlain”) and the medical and veterinary schools (which include American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”)); “Financial Services,” which includes the operations of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”) and EduPristine; and “Business and Law,” which includes the operations of Adtalem Education of Brazil (“Adtalem Brazil”). “Home Office and Other” includes activity not allocated to a reporting segment. Financial and descriptive information about Adtalem’s reporting segments is presented in “Note 16: Segment Information” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

OVERVIEW

Adtalem’s financial results for fiscal year 2019 reflect revenue growth of $8.5 million, or 0.7%, compared to the prior year, driven by increased revenue in the Medical and Healthcare and Financial Services segments. These increases were partially offset by a decrease in revenue in the Business and Law segment. On a constant currency basis, revenue in fiscal year 2019 increased 3.7% compared to the prior year. Net income in fiscal year 2019 of $95.2 million increased $61.4 million, or 181.8%, compared to the prior year. Net income from continuing operations excluding special items decreased 3.3% in fiscal year 2019 compared to the prior year, driven by an increase in interest expense and operating income decreases in the Medical and Healthcare and Business and Law segments. These decreases were partially offset by an increase in operating income in the Financial Services segment and expense reductions at home office. (See “Use of Non-GAAP Financial Information and Supplemental Reconciliation Schedule” below). Operational and financial highlights for fiscal year 2019 include:

·

Chamberlain revenue grew by 3.1% in fiscal year 2019 compared to the prior year. For the May 2019 session, total enrollment at Chamberlain increased 1.8% to 30,867 students compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations.

·

For the March 2019 session, Adtalem Brazil new student enrollment increased 17.7% and total student enrollment increased 5.6%, compared to the same session last year. Online and Ibmec enrollment were the main drivers of the increases.

·

In the Financial Services segment, ACAMS reached over 75,000 members worldwide, a 13.0% increase over the prior fiscal year, and Becker returned to revenue growth of 3.8% in fiscal year 2019 compared to the prior fiscal year.

·

In January 2019, RUSM commenced operations at its new campus in Barbados. Academic facilities are located in Bridgetown. Student housing is located close to academic facilities in the parish of Christ Church and includes amenities, student services and convenient transportation to campus.

·

On May 31, 2019, Adtalem completed the acquisition of 100% of the equity interests of OCL for $118.4 million, net of cash of $1.2 million. The payment for this purchase was made in the fourth quarter of fiscal year 2019, and was funded with available domestic cash balances and $100 million in borrowings under Adtalem’s revolving credit facility. OCL is a leading provider of compliance training, licensure preparation, continuing education and professional development in the banking and mortgage industries across the U.S. The acquisition furthers Adtalem’s growth strategy into financial services.

·

On December 4, 2018, Adtalem completed the sale of its ownership of all the outstanding equity interests in the holding company of Carrington College (“Carrington”), to San Joaquin Valley College, Inc. (“SJVC”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement (“MIPA”), dated June 28, 2018. The equity interests were sold for de minimis consideration, subject to customary adjustments for working capital, resulting in a pre-tax loss of $11.3 million recorded in discontinued operations in fiscal year 2019.

·

On December 11, 2018, Adtalem completed the sale of all of its right, title, and interest in and to the issued and outstanding shares of capital stock (the “Equity Interests”) of DeVry University, Inc. and DeVry/New York Inc. (collectively “DeVry University”) to Cogswell Education, LLC (“Cogswell”) under the terms of the Stock Purchase Agreement (“Purchase Agreement”) dated December 4, 2017. The Equity Interests were sold for de minimis consideration, subject to customary adjustments for working capital, resulting in a pre-tax loss of $22.3 million recorded in discontinued operations in fiscal year 2019.

·

In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria in fiscal year 2018. These proceeds produced a gain of $15.6 million, which was recorded in the second quarter of fiscal year 2019. AUC and RUSM have completed all planned repairs and replacement of damaged facilities and equipment.

·

During fiscal year 2019, Adtalem recorded restructuring charges of $55.9 million primarily related to the write-off of assets and other charges associated with RUSM’s exit from Dominica, and real estate consolidations and workforce reductions at Adtalem Brazil and Adtalem’s home office.

·

Adtalem completed its tenth share repurchase program and commenced its eleventh share repurchase program by repurchasing a total of 5,306,203 shares of Adtalem’s common stock at an average cost of $47.65 per share during fiscal year 2019. On November 7, 2018, the Adtalem Board of Directors approved the eleventh share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021.

·

Adtalem’s financial position remained strong, generating $204.9 million of operating cash flow during fiscal year 2019. As of June 30, 2019, cash and cash equivalents totaled $299.4 million and outstanding borrowings totaled $407.0 million.

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

DeVry University was an operating segment and was previously included in our former U.S. Traditional Postsecondary reporting segment. Subject to the terms and conditions of the purchase agreement, DeVry University was sold in its entirety. Divesting DeVry University is a strategic shift in the operations of Adtalem. DeVry University offered principally bachelor’s and master’s degrees in technology and business in the U.S., and Adtalem exited this market with this disposition. Adtalem’s only other operating segment that grants primarily bachelor’s and master’s degrees is Chamberlain, and this institution’s degrees are in nursing and related healthcare fields. Selling the DeVry University operating segment reduces the organization’s dependence on government Title IV funds for its revenue, which was one of Adtalem’s strategic goals. DeVry University was the legacy business of Adtalem and at one time accounted for the majority of its consolidated revenue and operating income. Disposal of this operating segment will have a significant effect on the operations and financial results of Adtalem (See “Note 2: Discontinued Operations”) to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Carrington was an operating segment and was previously included in our former U.S. Traditional Postsecondary reporting segment. Subject to the terms and conditions of the MIPA, Carrington was sold in its entirety. Divesting Carrington is a strategic shift in the operations of Adtalem. Carrington offered principally career specific certificate or associate degree programs in the U.S., and Adtalem exited this market with this disposition. Selling the Carrington operating segment reduces the organization’s dependence on government Title IV funds for its revenue, which was one of Adtalem’s important strategic goals. Disposal of this operating segment will have a significant effect on the operations and financial results of Adtalem (See “Note 2: Discontinued Operations”) to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In accordance with GAAP, we have classified the Carrington entity as “Held for Sale” and “Discontinued Operations.” As a result, all financial results, disclosures and discussions of continuing operations in this Annual Report on Form 10-K exclude Carrington operations, unless otherwise noted.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During fiscal year 2019, Adtalem recorded special items related to the following:

·

Restructuring charges, including asset write-offs, primarily related to the closing of the RUSM campus in Dominica, and real estate consolidations and workforce reductions at Adtalem Brazil and Adtalem’s home office.

·	Insurance settlement gain related to the final proceeds received for damages from Hurricanes Irma and Maria at AUC and RUSM.
·	Gain related to a lawsuit settlement against the Adtalem Board of Directors.
·	Adjustments to the preliminary income tax charges related to the implementation of the Tax Cuts and Jobs Act of 2017 and tax charges related to the divestiture of DeVry University.

During fiscal year 2018, Adtalem recorded special items related to the following:

·

Restructuring charges related to workforce reductions and real estate consolidations at the medical and veterinary schools, Becker and Adtalem’s home office, and asset impairment charges at Adtalem Brazil related to the planned fiscal year 2019 dispositions of the Sao Luis and Joao Pessoa institutions, which were completed in fiscal year 2019.

·	Income tax charges related to implementation of the Tax Cuts and Jobs Act of 2017.

·	A net tax benefit for the loss on Adtalem’s investment in Carrington.

During fiscal year 2017, Adtalem recorded special items related to the following:

·	Restructuring charges related to workforce reductions and real estate consolidations at the administrative support operations of the medical and veterinary schools and Adtalem’s home office.
·	Charges arising from the settlement agreements with the Federal Trade Commission (“FTC”) and the Office of the Attorney General of the State of New York (“NYAG”).

The following table illustrates the effects of discontinued operations and special items on Adtalem’s net income. Management believes that the non-GAAP disclosure of net income from continuing operations excluding special items and adjusted earnings per share excluding discontinued operations and special items provides investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations and is useful for period-over-period comparisons of such operations given the nature of discontinued operations, restructuring charges, settlement gains, regulatory settlements and certain income tax charges and deductions. Adtalem uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, Adtalem’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information.

	Fiscal Year
	2019	2018	2017
	(in thousands, except per share amounts)
Net Income	$95,168	$33,769	$122,283
Earnings per Share (diluted)	$1.60	$0.54	$1.91
Continuing Operations:
Restructuring Expense	$55,925	$5,067	$12,973
Effect on Earnings per Share (diluted)	$0.94	$0.08	$0.20
Settlement Gains	$(26,178)	$—	$—
Effect on Earnings per Share (diluted)	$(0.44)	$—	$—
Tax Cuts and Jobs Act of 2017 and Tax Charges Related to the Divestiture of DeVry University	$3,584	$103,878	$—
Effect on Earnings per Share (diluted)	$0.06	$1.67	$—
Net Tax Benefit on Carrington Loss	$—	$(48,903)	$—
Effect on Earnings per Share (diluted)	$—	$(0.79)	$—
Regulatory Settlements	$—	$—	$52,150
Effect on Earnings per Share (diluted)	$—	$—	$0.81
Income Tax Impact on Non-GAAP Adjustments (1)	$(1,732)	$(1,083)	$(24,666)
Effect on Earnings per Share (diluted)	$(0.03)	$(0.02)	$(0.39)
Discontinued Operations, net of tax	$40,443	$80,146	$(2,309)
Effect on Earnings per Share (diluted)	$0.68	$1.29	$(0.04)
Net Income from Continuing Operations Excluding Special Items, net of tax	$167,210	$172,874	$160,431
Earnings per Share from Continuing Operations Excluding Special Items, net of tax (diluted)	$2.82	$2.78	$2.51
Diluted Shares used in EPS calculation	59,330	62,280	64,019

(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for fiscal years 2019, 2018 and 2017. Percentages may not add because of rounding.

	Fiscal Year
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of Educational Services	50.3%	52.4%	52.8%
Student Services and Administrative Expense	32.3%	30.3%	30.6%
Restructuring Expense	4.5%	0.4%	1.1%
Settlement Gains	(2.1)%	0.0%	0.0%
Regulatory Settlements	0.0%	0.0%	4.3%
Total Operating Cost and Expense	85.0%	83.1%	88.8%
Operating Income from Continuing Operations	15.0%	16.9%	11.2%
Net Other Expense	(1.3)%	(0.7)%	(0.4)%
Income from Continuing Operations Before Income Taxes	13.7%	16.1%	10.9%
Income Tax Provision	(2.8)%	(6.8)%	(0.8)%
Equity Method Investment Loss	0.0%	(0.0)%	(0.1)%
Income from Continuing Operations	11.0%	9.3%	10.0%
(Loss) Income from Discontinued Operations, Net of Tax	(3.3)%	(6.5)%	0.2%
Net Income	7.7%	2.8%	10.2%
Net Income Attributable to Noncontrolling Interest	(0.0)%	(0.0)%	(0.1)%
Net Income Attributable to Adtalem Global Education	7.7%	2.7%	10.1%

The following discussion is on the comparison between fiscal year 2018 and fiscal year 2019 results. For a discussion on the comparison between fiscal year 2017 and fiscal year 2018 results, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission (“SEC”).

REVENUE

All discussions of the results of operations exclude the results of DeVry University and Carrington, which are included in the discontinued operations section of the Consolidated Statements of Income for all periods presented.

The following table presents revenue by segment detailing the changes from the prior year including disclosures of the effect of acquisitions, Hurricanes Irma and Maria, and changes in the value of the Brazilian Real compared to the U.S. dollar. Total consolidated revenue for fiscal year 2019 of $1,239.7 million increased 0.7%, or $8.5 million, compared to the prior year. Revenue results by segment are discussed in more detail in the sections below:

	Year Ended June 30, 2019
	(in thousands)
	Medical and	Financial	Business and	Home Office
Revenue:	Healthcare	Services	Law	and Other	Consolidated
Fiscal Year 2018 as Reported	$815,674	$147,195	$270,934	$(2,592)	$1,231,211
Organic Growth (Decline)	29,620	15,781	(9,389)	(637)	35,375
Effect of Acquisitions	—	4,235	1,100	—	5,335
Hurricane Impact	4,567	—	—	—	4,567
Effect of Currency Change	—	—	(36,801)	—	(36,801)
Fiscal Year 2019 as Reported	$849,861	$167,211	$225,844	$(3,229)	$1,239,687

Fiscal Year 2019 % Change:
Organic Growth (Decline)	3.6%	10.7%	(3.5)%	NM	2.9%
Effect of Acquisitions	—	2.9%	0.4%	NM	0.4%
Hurricane Impact	0.6%	—	—	NM	0.4%
Constant Currency	4.2%	13.6%	(3.1)%	NM	3.7%
Effect of Currency Change	—	—	(13.6)%	NM	(3.0)%
Fiscal Year 2019 % Change as Reported	4.2%	13.6%	(16.6)%	NM	0.7%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 4.2%, or $34.2 million, to $849.9 million in fiscal year 2019 compared to the prior year. In addition to organic growth, the revenue increase in fiscal year 2019 was positively affected by lower comparable revenue in fiscal year 2018 due to $4.6 million in lost revenue at AUC and RUSM (together the medical schools) as a result of students withdrawing due to the hurricane disruptions. Revenue in fiscal year 2019 increased at Chamberlain driven primarily by increasing student enrollment and increased at the medical and veterinary schools primarily driven by increased housing revenue at RUSM and tuition price increases. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain

Chamberlain Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2019
Term	July 2018	Sept. 2018	Nov. 2018	Jan. 2019	Mar. 2019	May 2019
New Students	2,523	5,435	2,617	4,759	2,726	3,997
% Change from Prior Year	1.0%	9.5%	(6.7)%	6.4%	(3.7)%	2.6%
Total Students	28,037	31,295	30,833	32,354	32,104	30,867
% Change from Prior Year	4.6%	4.1%	3.7%	3.3%	3.4%	1.8%

	Fiscal Year 2018
Term	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018	May 2018
New Students	2,497	4,962	2,806	4,472	2,830	3,896
% Change from Prior Year	16.5%	(0.8)%	5.5%	6.9%	4.3%	3.1%
Total Students	26,811	30,062	29,719	31,333	31,053	30,309
% Change from Prior Year	6.3%	4.5%	5.1%	5.2%	4.5%	4.7%

Chamberlain revenue increased 3.1%, or $14.6 million, to $487.4 million in fiscal year 2019 compared to the prior year, driven primarily by higher new and total enrollment in all tracks of the Master of Science in Nursing (“MSN”) degree,  the campus-based Bachelor in Science of Nursing (“BSN”) program and the Doctorate of Nursing Practice (“DNP”) program.

Chamberlain currently operates 21 campuses in 15 states. Chamberlain’s newest campus in San Antonio, Texas,  will begin instruction in October 2019.

Tuition Rates:

Tuition is $675 per credit hour for the BSN onsite program. Tuition for the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program is $590 per credit hour. Tuition for the online MSN program is $650 per credit hour. For students enrolled in the Family Nurse Practitioner (“FNP”) track, tuition is $665 per credit hour for the ten FNP specialty courses. Tuition for the online DNP program is $750 per credit hour. Tuition for the Master of Public Health (“MPH”) program is $550 per credit hour. All of these tuition rates are unchanged from the prior year. These tuition rates do not include the cost of books, supplies, transportation or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2019
Term	Sept. 2018	Jan. 2019	May 2019
New Students	889	471	496
% Change from Prior Year	9.5%	(8.5)%	(0.6)%
Total Students	5,887	5,548	5,220
% Change from Prior Year	2.5%	(6.6)%	(6.0)%

	Fiscal Year 2018
Term	Sept. 2017	Jan. 2018	May 2018
New Students	812	515	499
% Change from Prior Year	0.7%	11.5%	9.0%
Total Students	5,744	5,938	5,556
% Change from Prior Year	(6.9)%	1.3%	1.2%

The medical and veterinary schools' revenue increased 5.7%, or $19.6 million, to $362.4 million in fiscal year 2019 compared to the prior year. The principal drivers of the increase were higher housing revenue at the new Barbados campus of RUSM and tuition price increases at the medical and veterinary schools. The revenue increase for fiscal year 2019 was positively affected by lower comparable revenue in fiscal year 2018 due to $4.6 million in lost revenue at the medical schools as a result of the students withdrawing due to the hurricane disruptions.

New and total student enrollment increases in the September 2018 term were positively influenced by lower comparable enrollment in the September 2017 term due to the effects of the hurricanes at the medical schools. The January 2019 new student enrollment decline at the medical schools was negatively influenced by a high number of new students in the January 2018 term that had previously enrolled in September 2017, but did not start due to hurricanes. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, and improving the effectiveness of marketing strategies by restructuring the marketing organization, and shifting from traditional media and event-driven marketing to greater use of digital and social media channels to drive awareness throughout the year. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, heightened competition may continue to adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs.

In January 2019, RUSM moved its basic science instruction to a new location in Barbados. The academic facility is located in Bridgetown, and student housing is located close to the academic facility in the parish of Christ Church that includes amenities, student services and convenient transportation to campus.

Tuition Rates:

·

Effective for semesters beginning in September 2018, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $22,454 and $25,120, respectively, per semester. These tuition rates represent a 3.5% increase over the prior academic year.

·

Effective for semesters beginning in September 2018, tuition rates for the beginning basic sciences and Internal Medicine Foundations/final clinical portion of the programs at RUSM are $23,240 and $25,650, respectively, per semester. These tuition rates represent a 4.0% increase over the prior academic year.

·

For students beginning the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) is $20,304 per semester. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical curriculum are $18,859 and $23,676, respectively, per semester. These tuition rates represent a 3.0% increase over the prior academic year.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses or health insurance.

Financial Services

Revenue in the Financial Services segment increased 13.6%, or $20.0 million, to $167.2 million in fiscal year 2019 compared to the prior year. The increase is driven primarily by revenue growth at ACAMS and Becker. ACAMS memberships have increased to more than 75,000 as of June 30, 2019, driven by strong domestic growth as well as expansion in the Asia Pacific and European regions. In addition, the acquisition in February 2018 of a 69% ownership interest in EduPristine and the acquisition of 100% equity interests of OCL in May 2019 have contributed to the revenue growth in fiscal year 2019.

Business and Law

Revenue in the Business and Law segment, which is composed solely of Adtalem Brazil, decreased 16.6%, or $45.1 million, to $225.8 million in fiscal year 2019 compared to the prior year. The decrease in value of the Brazilian Real compared to the U.S. dollar decreased reported revenue in fiscal year 2019 by $36.8 million compared to the prior year. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the prior year compared to those conversions at exchange rates in effect during the current fiscal year. On a constant currency basis, revenue decreased 3.1% in fiscal year 2019 compared to the prior year. In addition to increased competition, the decrease was partially driven by the higher discounting necessary to offset the effect of reductions and timing delays in and the “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) program.  The Brazilian government run system that administers FIES was inaccessible to students during the fourth quarter of fiscal year 2019, due to system issues. This hindered students’ ability to obtain funding necessary to finance their educations. In order to assist students with this funding gap, Adtalem Brazil increased the use of discounts. See below for further discussion of the changes in the FIES program. Additionally, declines in the number of students enrolled in law exam test preparation courses partially drove the revenue decrease. This decline is related to changes in the timing of the exam compared to the prior year as well as changes in the exam that are resulting in lower pass rates for the first level of the exam, which lowers demand for preparation courses for the subsequent level.

Brazil’s economy presented challenges for enrollment growth and created pricing pressures in the education sector. Adtalem Brazil’s revenue results have been negatively impacted by these conditions as well as reductions in the FIES program and increased competition. Adtalem Brazil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. As of June 30, 2019, approximately 16% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program, representing approximately 15% of Adtalem Brazil’s revenue. The Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, the changes enacted during fiscal year 2018 reducing the number of FIES contracts available for grant by approximately 31% to all higher education institutions in Brazil, have impacted Adtalem Brazil’s growth. Adtalem Brazil institutions have increased efforts to attract more non-FIES students in order to diversify their payer mix. Also, Adtalem Brazil is working with private lenders to increase funding sources for prospective students. Management believes Adtalem Brazil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing FIES loans.  Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, Adtalem Brazil’s ability to grow its student enrollment may be further impacted.

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

Brazilian government regulations on opening and operating distance learning in the country have streamlined the approval process for launching online facilities, making this segment more economically attractive to larger institutions. Adtalem Brazil began offering several bachelor’s and associate degree programs via distance learning in February 2018. These programs are offered under the Wyden Online brand. They are delivered through the Damasio network of over 180 learning centers, which currently has the infrastructure and staff necessary to support distance learning degrees. These online programs are not currently a significant contributor to Adtalem Brazil’s revenue.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities and the provision for bad debts.

	Year Ended June 30, 2019
	(in thousands)
	Medical and	Financial	Business and	Home Office
Cost of Educational Services:	Healthcare	Services	Law	and Other	Consolidated
Fiscal Year 2018 as Reported	$429,896	$26,136	$184,047	$5,525	$645,604
Cost Increase (Reduction)	25,096	2,921	(8,025)	(6,087)	13,905
Effect of Acquisitions	—	1,667	627	—	2,294
Hurricane Impact	(13,372)	—	—	—	(13,372)
Effect of Currency Change	—	—	(24,891)	—	(24,891)
Fiscal Year 2019 as Reported	$441,620	$30,724	$151,758	$(562)	$623,540

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	5.8%	11.2%	(4.4)%	NM	2.2%
Effect of Acquisitions	—	6.4%	0.3%	NM	0.4%
Hurricane Impact	(3.1)%	—	—	NM	(2.1)%
Constant Currency Change	2.7%	17.6%	(4.0)%	NM	0.4%
Effect of Currency Change	—	—	(13.5)%	NM	(3.9)%
Fiscal Year 2019 % Change as Reported	2.7%	17.6%	(17.5)%	NM	(3.4)%

Cost of Educational Services decreased 3.4%, or $22.1 million, to $623.5 million in fiscal year 2019 compared to the prior year. Excluding the effect of the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Cost of Educational Services increased 0.4%, or $2.8 million, in fiscal year 2019 compared to the prior year. Fiscal year 2018 expense included a $13.4 million charge representing the deductibles under insurance policies, incurred for facility and equipment impairment write-offs and the evacuations of the medical school students, faculty and staff in the wakes of Hurricanes Irma and Maria. Cost increases at the medical schools in fiscal year 2019, excluding the insurance deductibles in fiscal year 2018, were partially driven by AUC and RUSM as operations returned to St. Maarten and moved to Barbados, respectively, and operating costs returned to normal levels. Costs in fiscal year 2018 were reduced as teaching operations were moved to an alternate site. In addition, expenses increased in fiscal year 2019 due to increased housing costs at RUSM’s Barbados campus, increased investment in growth in the Medical and Healthcare and Financial Services segments, and the acquisition in February 2018 of a 69% ownership interest in EduPristine and the acquisition of OCL in May 2019. Partially offsetting the cost increases were cost reduction measures in the Business and Law segment, which were instituted in response to declining revenue at Adtalem Brazil, and at Adtalem home office, which were necessary with the divestitures of DeVry University and Carrington.

As a percentage of revenue, Cost of Educational Services was 50.3% in fiscal year 2019 compared to 52.4% in the prior year. The decrease in the percentage in fiscal year 2019 was primarily the result of the cost reduction efforts across all institutions and the result of the negative effects on revenue and expense from Hurricanes Irma and Maria in fiscal year 2018.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

	Year Ended June 30, 2019
	(in thousands)
Student Services and Administrative Expense:	Medical and Healthcare	Financial Services	Business and Law	Home Office and Other	Consolidated
Fiscal Year 2018 as Reported	$195,304	$93,007	$56,241	$28,512	$373,064
Cost Increase (Reduction)	31,719	3,780	3,722	(9,911)	29,310
Effect of Acquisitions	—	4,234	23	—	4,257
Effect of Currency Change	—	—	(6,220)	—	(6,220)
Fiscal Year 2019 as Reported	$227,023	$101,021	$53,766	$18,601	$400,411

Fiscal Year 2019 % Change:
Cost Increase (Reduction)	16.2%	4.1%	6.6%	NM	7.9%
Effect of Acquisitions	—	4.6%	0.0%	NM	1.1%
Constant Currency Change	16.2%	8.6%	6.7%	NM	9.0%
Effect of Currency Change	—	—	(11.1)%	NM	(1.7)%
Fiscal Year 2019 % Change as Reported	16.2%	8.6%	(4.4)%	NM	7.3%

Student Services and Administrative Expense increased 7.3%, or $27.3 million, to $400.4 million in fiscal year 2019 compared to the prior year. Excluding the effect of the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated Student Services and Administrative Expense increased 9.0%, or $33.6 million, in fiscal year 2019 compared to the prior year. Cost increases to support enrollment growth at the medical and veterinary schools, Chamberlain, ACAMS and Adtalem Brazil were the main drivers of the increase in costs. This increase was partially offset by cost reductions at Becker. Approximately $33.3 million of the increase in fiscal year 2019 was due to home office costs reallocated to continuing operations from DeVry University and Carrington. Amortization of finite-lived intangible assets decreased  $0.8 million in fiscal year 2019 compared to the prior year. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense was 32.3% in fiscal year 2019 compared to 30.3% in the prior year. Costs to support enrollment growth and the reallocation of home office expense to continuing operations noted above, along with reduced revenue, particularly at Adtalem Brazil, resulted in the increase in this percentage.

Restructuring Expense

During fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. In January 2019, RUSM relocated its campus operations to Barbados from Dominica. The land, buildings and equipment in Dominica have been fully impaired as management has determined the market value less costs to sell the facilities or move the equipment is zero (see “Note 4: Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). In addition, during fiscal year 2019, Adtalem recorded restructuring charges related to real estate consolidations and workforce reductions at Adtalem Brazil and Adtalem’s home office. During fiscal year 2018, Adtalem recorded restructuring charges related to workforce reductions and real estate consolidations at the medical and veterinary schools, Becker Europe and Adtalem’s home office. At Adtalem Brazil, restructuring charges were recorded for the planned divestitures of the Sao Luis and Joao Pessoa institutions, which were completed in fiscal year 2019. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, resulting from reducing Adtalem’s workforce by 374 and 196 positions in fiscal years 2019 and 2018, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 16: Segment Information” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2019			Year Ended June 30, 2018
	Real Estate	Termination		Real Estate	Termination
	and Other	Benefits	Total	and Other	Benefits	Total
Medical and Healthcare	$40,372	$1,294	$41,666	$26	$777	$803
Financial Services	1,304	—	1,304	—	357	357
Business and Law	1,926	932	2,858	1,216	—	1,216
Home Office and Other	9,581	516	10,097	(373)	3,064	2,691
Total	$53,183	$2,742	$55,925	$869	$4,198	$5,067

Cash payments for restructuring charges were $22.7 million in fiscal year 2019. The remaining accrual for these charges is $25.1 million as of June 30, 2019. The balance is expected to be paid out for periods of up to 7 years. Additional restructuring expense is expected to be recorded in fiscal year 2020 as Adtalem continues to reduce home office costs.

Settlement Gains

In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria in fiscal year 2018. AUC and RUSM have completed all planned repairs and replacement of damaged facilities and equipment. AUC and RUSM received total insurance proceeds of $110.0 million to fully cover the cumulative expense incurred for the evacuation process, temporary housing and transportation of students, faculty and staff, incremental costs of teaching at alternative sites, and cumulative impairment write-downs. These costs totaled $106.7 million, less $12.3 million in deductibles, which were adjusted in the second quarter of fiscal year 2019 from $13.4 million recorded in the first quarter of fiscal year 2018. The resulting gain of $15.6 million was recorded in the second quarter of fiscal year 2019. In the fourth quarter of fiscal year 2019, a lawsuit brought by shareholders against the Adtalem Board of Directors (the “Board”) was settled in favor of the plaintiff. The settlement resulted in $16.0 million in proceeds to Adtalem, which was paid in the fourth quarter of fiscal year 2019 under Adtalem’s Directors and Officers liability insurance policy. Attorney fees and costs to defend this lawsuit totaling $5.4 million were offset against the gain, resulting in a net gain of $10.6 million.

OPERATING INCOME FROM CONTINUING OPERATIONS

Total consolidated operating income from continuing operations decreased 10.4%, or $21.5 million, to $186.0 million in fiscal year 2019 compared to the prior year. Excluding the effect of the change in value of the Brazilian Real compared to the U.S. dollar, total consolidated operating income from continuing operations decreased 7.6%, or $15.8 million, in fiscal year 2019 compared to the prior year. The primary driver of the decreased operating income from continuing operations in fiscal year 2019 was the $50.9 million increase in restructuring expense, partially offset with the $26.2 million of settlement gains. Excluding the effect of the currency change, the settlement gains in fiscal year 2019, and the effects of the hurricanes and the restructuring expense in both fiscal year 2019 and 2018, consolidated operating income from continuing operations decreased $9.1 million, or 3.9%, in fiscal year 2019 compared to the prior year. The primary driver of this decrease was the $33.3 million increase in home office costs reallocated to continuing operations. This increase was partially offset with increased revenue in Financial Services and reduced home office costs.

	Year Ended June 30, 2019
	(in thousands)
	Medical and	Financial	Business and	Home Office
Operating Income (Loss):	Healthcare	Services	Law	and Other	Consolidated
Fiscal Year 2018 as Reported	$189,672	$27,695	$29,431	$(39,322)	$207,476
Organic Change	(27,197)	9,081	(5,087)	15,364	(7,839)
Effect of Acquisitions	—	(1,666)	450	—	(1,216)
Hurricane Impact	17,939	—	—	—	17,939
Restructuring Expense Change	(40,863)	(947)	(1,642)	(7,406)	(50,858)
Settlement Gains	15,571	—	—	10,607	26,178
Effect of Currency Change	—	—	(5,691)	—	(5,691)
Fiscal Year 2019 as Reported	$155,122	$34,163	$17,461	$(20,757)	$185,989

Medical and Healthcare

Medical and Healthcare segment operating income decreased 18.2%, or $34.6 million, to $155.1 million in fiscal year 2019 compared to the prior year. Excluding the restructuring charges, the effects of Hurricanes Irma and Maria and the hurricane insurance settlement gain, segment operating income decreased 13.1%, or $27.2 million, to $181.2 million in fiscal year 2019 compared to the prior year. The primary drivers of the decrease in operating income in fiscal year 2019 relate to cost increases to support future growth including $23.6 million in home office costs reallocated to continuing operations and the return to a normal level of expense at AUC and RUSM as operations returned to St. Maarten and moved to Barbados, respectively.

Financial Services

Financial Services segment operating income increased 23.4%, or $6.5 million, to $34.2 million in fiscal year 2019 compared to the prior year. Operating income increased at ACAMS driven by increases in revenue and at Becker through increases in revenue and cost reduction efforts. These increases were partially offset by cost increases to support future growth including $5.6 million in home office costs reallocated to continuing operations.

Business and Law

Business and Law segment operating income decreased 40.7%, or $12.0 million, to $17.5 million in fiscal year 2019 compared to the prior year. Operating income was reduced by the effect of exchange rate changes by $5.7 million in fiscal year 2019.  Excluding the effect of the exchange rate changes and restructuring charges, segment operating income decreased 15.1%, or $4.6 million, in fiscal year 2019 compared to the prior year, primarily driven by higher discounting and increased student recruiting costs. In addition, cost increases to support future growth including $4.1 million in home office costs reallocated to continuing operations.

NET OTHER EXPENSE

Net other expense in fiscal year 2019 was $15.8 million compared to $8.8 million in the prior year. The net other expense increase was primarily the result of increased borrowings under Adtalem’s Credit Facility (as defined herein). Net other expense was also impacted with implementing ASU 2016-01 which requires investment gains and losses in available-for-sale equity investments to be reported in the income statement, rather than as previously disclosed in accumulated other comprehensive income. See “Note 13: Debt” and “Note 4: Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further details.

INCOME TAXES

The effective tax rate on income from continuing operations was 20.1% in fiscal year 2019 compared to 42.3% in the prior year. Tax expense in fiscal year 2019 included a special item related to one-time impacts from the sale of DeVry University. Also, tax expense in fiscal year 2018 included a special item of $103.9 million related to the Tax Act. Also during fiscal year 2018, a net tax benefit special item of $48.9 million was recorded for Adtalem’s investment in Carrington and a net tax benefit special item of $8.8 million was recorded on foreign intangible assets following a restructuring in Brazil. The effective tax rates on income from continuing operations excluding special items was 19.0% and 19.1% for fiscal year 2019 and 2018, respectively. This decrease in fiscal year 2019 rate primarily reflects a lower U.S. tax rate resulting from the Tax Act, partially offset by higher additional expense from provisions of the Tax Act that were effective beginning in fiscal year 2019 and a decrease in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings. The provisions of the Tax Act impacting fiscal year 2019 include a tax on global intangible low-taxed income (“GILTI”), a limitation of certain executive compensation, and the repeal of the domestic production activity deduction. We have elected to account for GILTI as a period cost. The effective tax rate includes estimates of these new provisions. Our estimates may be revised in future periods as we obtain additional data and any new regulations or guidance is released.

Four of Adtalem’s operating units benefit from local tax incentives: AUC, which operates in St. Maarten, RUSM, which operated in Dominica and beginning in January 2019 in Barbados, RUSVM, which operates in St. Kitts, and Adtalem

Brazil, which operates in Brazil. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. With respect to Dominica, RUSM had an indefinite period of exemption.  In January 2019, RUSM moved its operations from Dominica to Barbados. RUSM has negotiated an agreement with the Barbados government that exempts it from local income taxation until 2039. RUSVM has an exemption in St. Kitts until 2037. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

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

DISCONTINUED OPERATIONS

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See “Note 2: Discontinued Operations” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information. The divestiture of both of these operations was completed in the second quarter of fiscal year 2019. As a result, management has discontinued discussion of the DeVry University and Carrington operating results beginning with the second quarter of fiscal year 2019 Quarterly Report on Form 10-Q as comparable results are no longer meaningful.

CRITICAL ACCOUNTING POLICIES

“Note 4: Summary of Significant Accounting Policies," to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, describes the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers (students and members), in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

Performance Obligations and Revenue Recognition

Customer contracts generally have separately stated prices for each performance obligation contained in the contract. Therefore, each performance obligation generally has its own standalone selling price. For higher education students, arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students utilizing private funding or funding through Adtalem’s institutional loan program (see “Note 7: Financing Receivables” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion) generally pay during or after the academic term is complete. For non-higher education customers, payment is typically due and collected at the time a customer places an order.

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

For test preparation and other Financial Services products, the transaction price is equal to the amount charged to the customer, which is the standard rate, less any discounts and an estimate for returns or refunds.

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

Impairment of Goodwill and Other Intangible Assets

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. Adtalem first assess goodwill for impairment qualitatively (Step 0) for the five reporting units that contained goodwill as of the fourth quarter of fiscal year 2019. Management analyzes factors that include results of operations and business conditions, significant changes in cash flows at the reporting unit level, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the reporting units have been impaired. If there is reason to believe the carrying value of a reporting unit exceeds its fair value, then management performs a quantitative (Step1) impairment review. Adtalem uses a discounted cash flow model to compute fair value. The estimated fair values of the reporting units are based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded.

For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the five reporting units that contain indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. If there is reason to believe the carrying value of an intangible asset exceeds its fair value, then management performs a quantitative impairment review. In calculating fair value, Adtalem uses various valuation techniques including a royalty rate model for trade names and intellectual property, a discounted cash flow model for Title IV eligibility and accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates, which could lead to additional impairments of intangible assets. For a discussion of the impairment review of goodwill and intangible assets see “Note 10: Intangible Assets” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K as well as the section below.

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

·

The estimates and judgments used to record the provision for uncollectible accounts receivable. Adtalem believes that it has appropriately considered known or expected outcomes of its students’ ability to pay their outstanding amounts due to Adtalem;

·	The useful lives of equipment and facilities whose value is a significant portion of Adtalem’s total assets;
·	The value and useful lives of acquired finite-lived intangible assets;
·	The value of goodwill and other indefinite-lived intangible assets;
·	The pattern of the amortization of finite-lived intangible assets over their economic life;
·	The value of deferred tax assets and evaluation of uncertainties under authoritative guidance;
·	Costs associated with any settlement of claims and lawsuits, in excess of insurance policy coverage limits, in which Adtalem is a defendant;
·	Healthcare reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and
·	The value of stock-based compensation awards and related compensation expense.

The methodology management used to derive each of the above estimates for fiscal year 2019 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

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

The following table summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2018 and 2017. Final data for fiscal year 2019 is not yet available.

	Fiscal Year
Funding Source:	2018	2017
Federal Assistance (Title IV) Program Funding (Grants and Loans)	46%	47%
Brazil FIES Public Loan Program	6%	7%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	47%	45%
Total	100%	100%

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

Adtalem’s consolidated cash balances of $299.4 million as of June 30, 2019 included $170.6 million of cash attributable to Adtalem’s international operations. As a result of the Tax Act, Adtalem has revised its intent to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits in foreign operations, and only intends to maintain this position with respect to cash balances, cash flows and accumulated and future earnings in Brazil. In accordance with this plan, only cash held by the subsidiaries in Brazil will not be available for general company purposes. As of June 30, 2019, the cash balance attributable to operations in Brazil was $95.2 million. Management does not believe this policy will adversely affect Adtalem’s overall liquidity.

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

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the

Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University, agreed to certain compliance requirements regarding its past and future advertising, that DeVry University’s participation in Title IV programs is subject to provisional certification for five years and that DeVry University is required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit continues to be posted by Adtalem following the closing of the sale of DeVry University and reduces Adtalem’s borrowing capacity dollar-for-dollar under its Credit Facility.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2018 and 2017. Final data for fiscal year 2019 is not yet available.

	Fiscal Year
	2018	2017
Chamberlain University	62%	63%
American University of the Caribbean School of Medicine	74%	80%
Ross University School of Medicine	81%	82%
Ross University School of Veterinary Medicine	82%	83%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its four Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third-party review report that has been made publicly available, Adtalem’s institutions have met this lower threshold for fiscal year 2018. Final data for fiscal year 2019 is not yet available. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $1.0 million and $0.3 million was held in restricted bank accounts at June 30, 2019 and 2018, respectively.

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Year Ended June 30,
	2019	2018
Net Income from Continuing Operations	$136,024	$114,443
Non-cash Items	136,870	108,049
Changes in Assets and Liabilities	(46,445)	(1,212)
Net Cash Provided by Operating Activities-Continuing Operations	$226,449	$221,280

Cash generated from operating activities for continuing operations in fiscal year 2019 was $226.4 million compared to $221.3 million in the prior year. Net income from continuing operations increased by $21.6 million in fiscal year 2019 compared to the prior year. The increase of $28.8 million in non-cash items in fiscal year 2019 compared to the prior year was the result of the following:

·

An increase of $13.9 million in depreciation and write-offs of building, building improvements, leasehold improvements, furniture and equipment. This was primarily the result of recording $39.1 million in impairment write-downs of land, buildings and equipment at RUSM’s Dominica campus in fiscal year 2019, compared to $31.0 million in impairment write-downs of building, building improvements, furniture and equipment at AUC and RUSM from damage caused by Hurricanes Irma and Maria in fiscal year 2018. Write-offs related to real estate restructuring at Adtalem Brazil and Adtalem home office also increased in fiscal year 2019.

·	A decrease of $0.7 million in amortization of deferred debt issuance costs.
·	An increase of $2.2 million in provision for bad debts due to write-offs of institutional student loans.
·	A decrease of $1.3 million in stock-based compensation expense.
·	A decrease of $1.2 million in amortization expense and write-off of intangible assets.
·	An increase of $31.4 million in the deferred income tax provision related to the timing of deductions.
·	An increase in realized and unrealized loss on investments of $0.2 million.
·

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

Changes in assets and liabilities from June 30, 2018 reduced operating cash flow by $46.4 million, driven by the following:

·

A $27.7 million decrease resulting from an increase in accounts receivable balances (excluding the provisions for bad debts) due to higher billings from year-end sales promotions at Becker and timing of cash receipts at Becker and RUSM.

·	A $10.1 million decrease resulting from an increase in deferred revenue balances due to the timing of revenue recognition and lower revenue at Adtalem Brazil.
·	A $13.8 million decrease resulting from a decrease in restructure liability balances due to net cash outflows on restructure activities.

Cash Used in Investing Activities

Capital expenditures in fiscal year 2019 were $64.8 million compared to $66.5 million in the prior year. The capital expenditures include spending for relocating RUSM’s campus from Dominica to Barbados in fiscal year 2019 and hurricane-related spending to repair AUC and RUSM-Dominica campuses mainly in fiscal year 2018.

Capital spending for fiscal year 2020 will support continued investment at RUSM’s new Barbados campus, new campus development at Chamberlain and moderate facility improvements at Adtalem Brazil. Management anticipates fiscal year 2020 capital spending to be in the $45 to $50 million range.

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

On May 31, 2019, Adtalem completed the acquisition of 100% of the equity interests of OCL for $118.4 million, net of cash of $1.2 million. The payment for this purchase was funded with available domestic cash balances and $100 million in borrowings under Adtalem’s revolving credit facility. OCL is a leading provider of compliance training, licensure preparation, continuing education and professional development in the banking and mortgage industries across the U.S. The acquisition furthers Adtalem’s growth strategy into financial services.

In May 2018, Adtalem invested $5.0 million for a 3.68% equity interest (on a fully-diluted basis) in Singularity University (“SU”). SU teaches corporate leaders about the exponential technologies reshaping modern business. Adtalem recorded this as an investment at its cost basis.

On February 5, 2018, Adtalem completed the acquisition of a majority interest in EduPristine. Under the terms of the agreement, Adtalem agreed to pay approximately $3.2 million in cash, in exchange for stock of EduPristine, increasing Adtalem’s ownership share from 36% to 64%. This ownership percentage was increased to 69% with an additional equity investment of $1.3 million in March 2018. EduPristine is a training provider in India in the areas of finance, accounting, analytics, marketing and healthcare. The acquisition furthers Adtalem’s global growth strategy into financial services.

On November 1, 2017, Adtalem Brazil completed the acquisition of SJT. Under the terms of the agreement, Adtalem Brazil agreed to pay approximately $6.0 million in cash in exchange for 100% of the stock of SJT. Approximately $1.0 million of payments were made in the second quarter of fiscal year 2018, with additional aggregate payments of approximately $5.0 million required over the succeeding four years. SJT offers medical doctor specialty test preparation and currently serves approximately 2,700 students located in São Paulo. The acquisition of SJT added a new product offering to Adtalem Brazil’s test preparation business.

On December 4, 2018, Adtalem completed the sale of its ownership of all the outstanding equity interests in U.S. Education Holdings LLC, the holding company of Carrington, to SJVC, pursuant to the terms and conditions of the MIPA, dated June 28, 2018. The equity interests were sold for deminimis consideration, subject to customary adjustments for working capital and required transfer of $9.9 million of cash and restricted cash balances in fiscal year 2019.

On December 11, 2018, Adtalem completed the sale of the equity interests of DeVry University to Cogswell under the terms of the purchase agreement dated December 4, 2017. The equity interests were sold for deminimis consideration, subject to customary adjustments for working capital and required transfer of $40.2 million of cash and restricted cash balances in fiscal year 2019. In connection with the completion of the sale, Adtalem loaned $10.0 million to DeVry University under the terms of the promissory note, dated December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022.

Cash (Used in) Provided by Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Year Ended June 30,
	2019	2018
Proceeds from Exercise of Stock Options	$16,994	$23,821
Repurchase of Common Stock for Treasury	(252,852)	(137,028)
Payments of Seller Financed Obligations	(2,295)	(11,413)
Net Borrowings Under Credit Facilities	107,000	175,000
Payment of Debt Issuance Costs	—	(9,871)
Other	(6,380)	(3,305)
Net Cash (Used in) Provided by Financing Activities	$(137,533)	$37,204

Proceeds from Exercise of Stock Options - Cash received from option holders for price paid at time of exercise.

Repurchase of Common Stock for Treasury – Cash paid for the repurchase of Adtalem’s common stock.

Payments of Seller Financed Obligations - Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of Faculdade Diferencial Integral (“Facid”), Faculdade Ideal (“Faci”), Damasio, Grupo Ibmec Educacional S.A. (“Ibmec”),  Faculdade de Imperatriz (“Facimp”) and SJT. This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of certain pre-acquisition contingencies.

Net Borrowings Under Credit Facilities - Net borrowings and repayments under its Prior Credit Facility and the new Credit Facility (see Note 13: “Debt” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K).

Payment of Debt Issuance Costs - Costs paid in relation to the new Senior Secured Credit Facilities (see Note 13: “Debt” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K).

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

Other Contractual Arrangements

Adtalem’s long-term contractual obligations consist of its $600 million Credit Facility (discussed in “Note 13: Debt” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K), operating leases on facilities and equipment and agreements for various services. In addition, Adtalem has recorded liabilities for deferred purchase price agreements with sellers related to acquisitions at Adtalem Brazil (discussed above).

In fiscal year 2018, Adtalem recorded a liability of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, pursuant to the Tax Act. This amount was reduced to $8.7 million after utilization of tax credits and current and prior year tax losses, and is payable over eight years. The first installment would have been due on September 15, 2018; however, no payments will be required until fiscal year 2021.

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

Adtalem is leasing space to DeVry University at five facilities owned by Adtalem and subleasing space, in full or in part, at an additional 24 facilities, of which 17 are subleased to DeVry University and/or Carrington. Adtalem remains the primary lessee on the 24 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to seven years. Future minimum lease and sublease rental income under these agreements as of June 30, 2019, are as follows (in thousands):

Fiscal Year	Amount
2020	$25,097
2021	19,714
2022	16,696
2023	15,951
2024	10,095
Thereafter	6,646
Total	$94,199

Subject to certain conditions as set forth in the purchase agreement, through December 11, 2020, DeVry University is permitted to put back to Adtalem subleased space to the extent Adtalem’s expenses, which consist of lost rent associated with the remaining term of Adtalem’s lease for any such subleased space and certain capital expenditures incurred in connection with repurposing or otherwise readying and such subleased space leasable to a third-party, not to exceed $0.7 million.

Adtalem also assigned certain leases to DeVry University and Carrington but remains contingently liable under these leases.

	Due In
		Less Than			After	All
	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
	(in thousands)
Long-Term Debt	$407,000	$3,000	$6,000	$116,000	$282,000	$—
Operating Leases	405,430	86,010	149,802	98,749	70,869	—
Deferred Purchase Price Agreements	16,444	6,794	9,650	—	—	—
Employment Agreements	769	415	354	—	—	—
Transition Tax	8,729	—	310	2,848	5,571	—
Uncertain Tax Positions	36,182	—	—	—	—	36,182
Total Cash Obligation	$874,554	$96,219	$166,116	$217,597	$358,440	$36,182

OFF-BALANCE SHEET ARRANGEMENTS

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director or other affiliated person. Adtalem has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. Adtalem did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2019. Adtalem had no open derivative positions at June 30, 2019.

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

The financial position and results of operations of Adtalem Brazil operations are measured using the Brazilian Real as the functional currency. Adtalem Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, Adtalem does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute 25.8% of Adtalem’s overall assets, and Brazilian-based liabilities constitute 6.2% of Adtalem’s overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. During fiscal year 2018, the value remained fairly steady compared to fiscal year 2017, but declined in value during the fourth quarter of fiscal year 2018, finishing approximately 15% lower at June 30, 2018 compared to June 30, 2017.  During fiscal year 2019, the value averaged approximately 14% lower compared to fiscal year 2018. Based upon the current value of the net assets in Adtalem Brazil’s operations, a change of $0.01 in the value of the U.S. dollar relative to the Brazilian Real results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $17.2 million. For fiscal year 2019, the lower value of the Brazilian Real also resulted in lower U.S. translated revenue and operating income compared to the prior year.

The interest rate on Adtalem’s Credit Facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate for periods typically ranging from one to three months. As of June 30, 2019, Adtalem had $407.0 million in outstanding borrowings under the Term B Loan and Revolver with a weighted average interest rate of 5.20%. Based upon borrowings of $407.0 million, a 100 basis point increase in short-term interest rates would result in $4.1 million of additional annual interest expense.

Adtalem’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, the Adtalem Brazil FIES accounts receivable balance has remained elevated for the past several years due to changes in government funding of the program. As of June 30, 2019 and 2018, the FIES accounts receivable balance was $26.2 million and $35.9 million, respectively.

Adtalem’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, Adtalem has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2019	2018
	(in thousands, except share
	and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$299,445	$430,690
Investments in Marketable Securities	8,680	4,255
Restricted Cash	1,022	310
Accounts Receivable, Net	157,829	146,726
Prepaid Expenses and Other Current Assets	37,724	58,887
Current Assets Held for Sale	—	47,132
Total Current Assets	504,700	688,000
Land, Building and Equipment:
Land	44,609	48,177
Building	383,331	389,129
Equipment	281,551	302,516
Construction in Progress	16,222	25,360
	725,713	765,182
Accumulated Depreciation	(361,030)	(376,528)
Land, Building and Equipment, Net	364,683	388,654
Noncurrent Assets:
Deferred Income Taxes	18,314	38,780
Intangible Assets, Net	418,097	362,931
Goodwill	874,451	813,887
Other Assets, Net	62,451	39,259
Other Assets Held for Sale	—	13,450
Total Noncurrent Assets	1,373,313	1,268,307
TOTAL ASSETS	$2,242,696	$2,344,961

LIABILITIES:
Current Liabilities:
Accounts Payable	$57,627	$47,477
Accrued Salaries, Wages and Benefits	64,492	71,289
Accrued Liabilities	86,722	80,803
Deferred Revenue	99,790	106,773
Current Portion of Long-Term Debt	3,000	3,000
Current Liabilities Held for Sale	—	56,439
Total Current Liabilities	311,631	365,781
Noncurrent Liabilities:
Long-Term Debt	398,094	290,073
Deferred Income Taxes	29,426	29,115
Other Liabilities	102,472	131,380
Noncurrent Liabilities Held for Sale	—	216
Total Noncurrent Liabilities	529,992	450,784
TOTAL LIABILITIES	841,623	816,565
COMMITMENTS AND CONTINGENCIES (NOTE 15)
NONCONTROLLING INTEREST	9,543	9,110
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 55,303,000 and 59,893,000 Shares Outstanding at June 30, 2019 and June 30, 2018, respectively	801	793
Additional Paid-in Capital	486,061	454,653
Retained Earnings	2,012,902	1,917,373
Accumulated Other Comprehensive Loss	(137,290)	(142,168)
Treasury Stock, at Cost, 24,830,000 and 19,390,000 Shares at June 30, 2019 and June 30, 2018, respectively	(970,944)	(711,365)
TOTAL SHAREHOLDERS’ EQUITY	1,391,530	1,519,286
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$2,242,696	$2,344,961

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2019	2018	2017
	(in thousands, except per share amounts)
REVENUE	$1,239,687	$1,231,211	$1,207,909
OPERATING COST AND EXPENSE:
Cost of Educational Services	623,540	645,604	638,245
Student Services and Administrative Expense	400,411	373,064	369,043
Restructuring Expense	55,925	5,067	12,973
Settlement Gains	(26,178)	—	—
Regulatory Settlements	—	—	52,150
Total Operating Cost and Expense	1,053,698	1,023,735	1,072,411
Operating Income from Continuing Operations	185,989	207,476	135,498
OTHER INCOME (EXPENSE):
Interest and Dividend Income	7,976	5,827	4,905
Interest Expense	(23,631)	(14,620)	(9,144)
Investment Loss	(153)	—	—
Net Other Expense	(15,808)	(8,793)	(4,239)
Income from Continuing Operations Before Income Taxes	170,181	198,683	131,259
Income Tax Provision	(34,157)	(84,102)	(9,594)
Equity Method Investment Loss	—	(138)	(694)
Income from Continuing Operations	136,024	114,443	120,971
DISCONTINUED OPERATIONS (NOTE 2):
(Loss) Income from Discontinued Operations Before Income Taxes	(14,630)	(124,162)	3,135
Loss on Disposal of Discontinued Operations Before Income Taxes	(33,604)	—	—
Income Tax Benefit (Provision)	7,791	44,016	(826)
(Loss) Income from Discontinued Operations	(40,443)	(80,146)	2,309
NET INCOME	95,581	34,297	123,280
Net Income Attributable to Noncontrolling Interest	(413)	(528)	(997)
NET INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$95,168	$33,769	$122,283

AMOUNTS ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION:
Income from Continuing Operations	$135,611	$113,915	$119,974
(Loss) Income from Discontinued Operations	(40,443)	(80,146)	2,309
NET INCOME ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$95,168	$33,769	$122,283

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION SHAREHOLDERS:
Basic:
Continuing Operations	$2.32	$1.85	$1.89
Discontinued Operations	$(0.69)	$(1.30)	$0.04
Total	$1.63	$0.55	$1.93
Diluted:
Continuing Operations	$2.29	$1.83	$1.87
Discontinued Operations	$(0.68)	$(1.29)	$0.04
Total	$1.60	$0.54	$1.91

Cash Dividends Declared per Common Share	$—	$—	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
	2019	2018	2017
	(in thousands)
NET INCOME	$95,581	$34,297	$123,280
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Gain (Loss)	5,185	(83,174)	(16,845)
Change in Fair Value of Available-For-Sale Securities	74	125	193
COMPREHENSIVE INCOME (LOSS)	100,840	(48,752)	106,628
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(471)	1,199	(629)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$100,369	$(47,553)	$105,999

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2019	2018	2017
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$95,581	$34,297	$123,280
Loss (Income) from Discontinued Operations	40,443	80,146	(2,309)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	13,217	14,499	16,600
Depreciation	43,029	43,286	45,805
Amortization of Intangible Assets	8,712	9,538	11,169
Amortization of Deferred Debt Issuance Costs	1,566	2,273	704
Impairment of Intangible Assets	—	400	—
Provision for Bad Debts	19,141	16,920	19,002
Deferred Income Taxes	20,761	(10,595)	3,797
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	45,862	31,728	10,507
Realized Loss on Investments	207	—	—
Unrealized Gain on Investments	(54)	—	—
Insurance Settlement Gain	(15,571)	—	—
Changes in Assets and Liabilities:
Accounts Receivable	(27,706)	(26,413)	(41,829)
Prepaid Expenses and Other	(24,300)	16,793	(9,647)
Accounts Payable	9,199	9,964	3,846
Accrued Salaries, Wages, Benefits and Liabilities	6,451	(4,938)	9,500
Deferred Revenue	(10,089)	3,382	11,334
Net Cash Provided by Operating Activities-Continuing Operations	226,449	221,280	201,759
Net Cash (Used in) Provided by Operating Activities-Discontinued Operations	(21,591)	17,909	29,161
NET CASH PROVIDED BY OPERATING ACTIVITIES	204,858	239,189	230,920
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(64,751)	(66,530)	(42,508)
Insurance Proceeds Received for Damage to Buildings and Equipment	35,706	—	—
Sales of Marketable Securities	1,841	—	—
Purchases of Marketable Securities	(6,321)	(159)	(93)
Payment for Purchase of Businesses, Net of Cash Acquired	(118,409)	(4,041)	(330,567)
Payment for Investment in Business	—	(5,000)	—
Loan to DeVry University (Note 2)	(10,000)	—	—
Net Cash Used in Investing Activities-Continuing Operations	(161,934)	(75,730)	(373,168)
Net Cash (Used in) Provided by Investing Activities-Discontinued Operations	(1,833)	4,280	(6,486)
Cash and Restricted Cash Transferred in Divestitures of Discontinued Operations	(50,069)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(213,836)	(71,450)	(379,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	16,994	23,821	27,675
Employee Taxes Paid on Withholding Shares	(6,801)	(4,203)	(2,956)
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	421	803	865
Repurchase of Common Stock for Treasury	(252,852)	(137,028)	(48,508)
Cash Dividends Paid	—	—	(11,414)
Payments of Seller Financed Obligations	(2,295)	(11,413)	(4,819)
Borrowings Under Credit Facility	135,000	578,000	527,000
Repayments Under Credit Facility	(28,000)	(403,000)	(402,000)
Payment of Debt Issuance Costs	—	(9,871)	—
Capital Investment from Noncontrolling Interest	—	95	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(137,533)	37,204	85,843
Effects of Exchange Rate Differences	2,573	(11,634)	(1,360)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(143,938)	193,309	(64,251)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	444,405	251,096	315,347
Cash, Cash Equivalents and Restricted Cash at End of Period	300,467	444,405	251,096
Less: Cash, Cash Equivalents and Restricted Cash of Discontinued Operations at End of Period	—	13,405	9,358
Cash, Cash Equivalents and Restricted Cash at End of Period	$300,467	$431,000	$241,738
Cash Paid During the Year For:
Interest	$20,410	$11,505	$7,325
Income Taxes, Net	$3,230	$8,365	$14,901
Non-cash Investing and Financing Activity:
Increase (Decrease) in Redemption Value of Noncontrolling Interest Put Options	$20	$(1,872)	$176

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
	(in thousands, except per share amounts)
Balance at June 30, 2016	$765	$372,175	$1,771,068	$(42,467)	$(519,454)	$1,582,087
Net income			122,283			122,283
Foreign currency translation				(16,845)		(16,845)
Unrealized investment gains, net of tax				193		193
Change in noncontrolling interest put option			(176)			(176)
Stock-based compensation		16,600				16,600
Cash dividends of $0.18 per common share			(11,414)			(11,414)
Net activity from stock-based compensation awards	16	27,901			(3,199)	24,718
Tax cost from exercise of stock-based compensation awards		(764)				(764)
Proceeds from stock issued under Colleague Stock Purchase Plan			(364)		1,229	865
Repurchase of common shares for treasury					(48,508)	(48,508)
Balance at June 30, 2017	781	415,912	1,881,397	(59,119)	(569,932)	1,669,039
Cumulative effect adjustment upon the adoption of ASU 2016‑09		(596)	360			(236)
Net income			33,769			33,769
Foreign currency translation				(83,174)		(83,174)
Unrealized investment gains, net of tax				125		125
Change in noncontrolling interest put option			1,872			1,872
Stock-based compensation		14,499				14,499
Net activity from stock-based compensation awards	12	24,762			(5,157)	19,617
Proceeds from stock issued under Colleague Stock Purchase Plan		76	(25)		752	803
Repurchase of common shares for treasury					(137,028)	(137,028)
Balance at June 30, 2018	793	454,653	1,917,373	(142,168)	(711,365)	1,519,286
Cumulative effect adjustment upon the adoption of ASU 2016‑01			381	(381)		—
Net income			95,168			95,168
Foreign currency translation				5,185		5,185
Unrealized investment gains, net of tax				74		74
Change in noncontrolling interest put option			(20)			(20)
Stock-based compensation		14,075				14,075
Net activity from stock-based compensation awards	8	17,245			(7,060)	10,193
Proceeds from stock issued under Colleague Stock Purchase Plan		88			333	421
Repurchase of common shares for treasury					(252,852)	(252,852)
Balance at June 30, 2019	$801	$486,061	$2,012,902	$(137,290)	$(970,944)	$1,391,530

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

Notes to Consolidated Financial Statements

NOTE 1: NATURE OF OPERATIONS

For purposes of this report, “Adtalem,” “we,” “our,” “us,” or similar references refers to Adtalem Global Education Inc. and its consolidated subsidiaries, unless the context requires otherwise. Adtalem is a global provider of educational services and one of the largest publicly-held educational organizations in the world. The Consolidated Financial Statements include accounts of Adtalem and its wholly-owned and majority-owned subsidiaries. Adtalem’s wholly-owned subsidiaries include:

· Chamberlain University (“Chamberlain”)
· American University of the Caribbean School of Medicine (“AUC”)
· Ross University School of Medicine (“RUSM”)
· Ross University School of Veterinary Medicine (“RUSVM”)
· Association of Certified Anti-Money Laundering Specialists (“ACAMS”)
· Becker Professional Education (“Becker”)
· OnCourse Learning (“OCL”)

In addition, Adtalem had a 97.9% ownership interest in Adtalem Education of Brazil (“Adtalem Brazil”) as of June 30, 2019. On July 1, 2019, the Adtalem Brazil management noncontrolling interest members exercised their put options and sold their remaining ownership interests in Adtalem Brazil to Adtalem. As of the first quarter of fiscal year 2020, Adtalem owns 100% of Adtalem Brazil. In addition, Adtalem maintains a 69% ownership interest in EduPristine.

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

AUC operates a campus in the Caribbean country of St. Maarten. Students complete their basic science curriculum on a campus in the Caribbean and complete their clinical education in the U.S., Canadian and United Kingdom teaching hospitals under affiliation with AUC.

In January 2019, RUSM relocated its campus operations to Barbados from Dominica. RUSM students complete their basic science curriculum on a campus in the Caribbean and complete their clinical education in the U.S. and Canadian teaching hospitals under affiliation with RUSM.

RUSVM operates a campus in the Caribbean country of St. Kitts. RUSVM students complete their basic science curriculum on a campus in the Caribbean and complete their clinical education in the U.S. and international veterinary schools under affiliation with RUSVM.

ACAMS is an international membership organization dedicated to enhancing the knowledge, skills and expertise of anti-money laundering and financial crime detection and prevention professionals. ACAMS’ main products include membership service, Certified Anti-Money Laundering Specialist (“CAMS”) certification, conferences, risk assessment, training and publications.

Becker prepares candidates for the U.S. Certified Public Accountant (“CPA”) examination and the Certified Management Accountant (“CMA”) examination. Becker also offers continuing professional education programs and seminars in accounting and finance. Classes are taught online and live across the U.S. and in approximately 35 other countries.

OCL is a provider of compliance training, licensure preparation, continuing education and professional development across the U.S. OCL programs are focused on banking and credit union compliance and regulatory training, and Mortgage Lending Officer certification exam preparation and continuing education.

EduPristine is a professional education provider in India in the areas of finance, accounting, analytics, marketing and healthcare.

Adtalem Brazil is based in São Paulo and is currently comprised of 13 institutions: Centro Universitário Unifanor (“UniFanor”), Centro Universitário UniFavip (“UniFavip”), Centro Universitário Boa Viagem (“UniFBV”), Centro Universitário Metrocamp (“UniMetrocamp”), Centro Universitário UniRuy (“UniRuy”), Faculdade ÁREA1 (“AREA1”), Faculdade Ideal (“Faci”), Faculdade Diferencial Integral (“Facid”), Faculdade de Imperatriz (“Facimp”), Faculdade Martha Falcão (“FMF”), Grupo Ibmec Educacional S.A. (“Ibmec”), Damásio Educacional (“Damasio”), and São Judas Tadeu (“SJT”). These schools operate 17 locations located in 11 States in Northeast, North and Southeast Brazil. Adtalem Brazil also operates over 180 distance learning centers throughout Brazil under Damasio’s franchise agreements. Adtalem Brazil’s institutions offer undergraduate and graduate programs mainly focused in business, engineering, healthcare, law, management, medical and technology. In addition, Damasio offers legal bar exam review courses.

NOTE 2: DISCONTINUED OPERATIONS

On December 4, 2018, Adtalem completed the sale of Carrington to San Joaquin Valley College, Inc. (“SJVC”) for de minimis consideration. Adtalem has retained certain leases associated with the Carrington operations. Adtalem remains the primary lessee on these leases and subleases to Carrington. Adtalem records the proceeds from these subleases as an offset to operating costs. Adtalem also assigned certain leases to Carrington but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $11.3 million on the sale of Carrington and transferred $9.9 million of cash and restricted cash balances in fiscal year 2019, subject to post-closing adjustments to be completed in fiscal year 2020.

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears and has a maturity date of January 1, 2022. DeVry University may make prepayments on the loan. This loan is presented as Other Assets, Net on the Consolidated Balance Sheet. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $22.3 million on the sale of DeVry University and transferred $40.2 million of cash and restricted cash balances in fiscal year 2019.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale (in thousands).

	June 30,
	2019	2018
ASSETS:
Current Assets:
Cash and Cash Equivalents	$—	$1
Restricted Cash	—	13,404
Accounts Receivable, Net	—	25,294
Prepaid Expenses and Other Current Assets	—	8,433
Total Current Assets Held for Sale	—	47,132
Noncurrent Assets:
Perkins Program Fund, Net	—	13,450
Total Noncurrent Assets Held for Sale	—	13,450
Total Assets Held for Sale	$—	$60,582

LIABILITIES:
Current Liabilities:
Accounts Payable	$—	$24,312
Accrued Salaries, Wages and Benefits	—	13,979
Accrued Liabilities	—	1,514
Deferred Revenue	—	16,634
Total Current Liabilities Held for Sale	—	56,439
Noncurrent Liabilities:
Deferred Income Taxes	—	216
Total Noncurrent Liabilities Held for Sale	—	216
Total Liabilities Held for Sale	$—	$56,655

The following is a summary of income statement information of operations reported as discontinued operations (in thousands).

	Year Ended June 30,
	2019	2018	2017
REVENUE	$195,716	$484,268	$601,891
OPERATING COST AND EXPENSE:
Cost of Educational Services	109,416	271,357	323,949
Student Services and Administrative Expense	101,447	222,323	249,109
Restructuring (Gain) Expense	(2,470)	18,507	16,852
Asset Impairment Charge - Intangible and Goodwill	—	44,041	—
Asset Impairment Charge - Building and Equipment	1,953	51,972	—
Loss on Sale of Assets	—	230	—
Regulatory Settlements	—	—	4,102
Loss on Assets Held for Sale	—	—	4,764
Total Operating Cost and Expense	210,346	608,430	598,776
Operating (Loss) Income from Discontinued Operations	(14,630)	(124,162)	3,115
Interest Income	—	—	20
(Loss) Income from Discontinued Operations Before Income Taxes	(14,630)	(124,162)	3,135
Loss on Disposal of Discontinued Operations Before Income Taxes	(33,604)	—	—
Income Tax Benefit (Provision)	7,791	44,016	(826)
(Loss) Income from Discontinued Operations	$(40,443)	$(80,146)	$2,309

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

Additionally, in the second quarter of fiscal year 2017, DeVry University reached a settlement agreement (the “Settlement Agreement”) with the U.S. Department of Education (“ED”) regarding its January 27, 2016 Notice of Intent to Limit (“Notice”). The Notice related narrowly to a specific graduate employment statistic previously used by DeVry University, calculated since 1975. The Settlement Agreement includes, among other things, DeVry University’s agreement to no longer use the statistic in question or to make any other representations regarding the graduate employment outcomes of DeVry University graduates from 1975 to October 1980. DeVry University will also refrain from making any future graduate employment representations without possessing graduate-specific information, and, for five years after the effective date of the settlement, to post a letter of credit with ED equal to 10% of DeVry University’s annual Title IV disbursement. A $68.4 million letter of credit was posted in the second quarter of fiscal year 2017 in relation to this requirement. Adtalem continues to post this letter of credit on behalf of DeVry University. Also, as a result of the Settlement Agreement, DeVry University’s participation in Title IV programs is under provisional certification. The Settlement Agreement in no way hinders DeVry University’s ability to serve current or future students. DeVry University resolved the Notice in full cooperation with ED. The Settlement Agreement allows DeVry University to continue communicating its strong student outcomes, while providing assurances regarding the extent of its graduate employment data.

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

The cost method of accounting is used for an investment where we do not have the ability to influence the operating and financial decisions of the investee. Generally, this occurs when the ownership interest is less than 20%. The investment is recorded at cost and classified as Other Assets, Net on the Consolidated Balance Sheets. During fiscal year 2018, Adtalem invested $5.0 million for a 3.68% equity interest (on a fully-diluted basis) in Singularity University (“SU”) and the investment is recorded using the cost method of accounting.

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

Investments in Marketable Securities

Adtalem owns investments in marketable securities that have been designated as “available-for-sale” in accordance with authoritative guidance. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Loss for fiscal year 2018. With the adoption of Accounting Standards Update (“ASU”) No. 2016-01 effective July 1, 2018, unrealized gains and losses related to available-for sale equity investments are recorded through net income in the Consolidated Statements of Income rather than as a component of Accumulated Other Comprehensive Income (Loss).

Marketable securities and investments consist of investments in mutual funds, which are classified as available-for-sale securities. The following is a summary of our available-for-sale marketable securities at June 30, 2019 (in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$2,099	$—	$130	$2,229
Stock Mutual Funds	5,749	—	702	6,451
Total Marketable Securities	$7,848	$—	$832	$8,680

The following is a summary of our available-for-sale marketable securities at June 30, 2018 (in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$1,137	$—	$32	$1,169
Stock Mutual Funds	2,581	—	505	3,086
Total Marketable Securities	$3,718	$—	$537	$4,255

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At June 30, 2019 and 2018, all of the bond and stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under Adtalem’s non-qualified deferred compensation plan.

Realized gains and losses are computed on the basis of specific identification and are included in Investment Loss in the Consolidated Statements of Income. See “Note 6: Fair Value Measurements” for further disclosures on the Fair Value of Financial Instruments.

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers (students and members), in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Year Ended June 30, 2019
	Medical and	Financial	Business and	Home Office
	Healthcare	Services	Law	and Other	Consolidated
Higher Education	$835,908	$—	$211,883	$—	$1,047,791
Test Preparation	—	87,527	13,961	(3,229)	98,259
Certifications	—	33,549	—	—	33,549
Conferences/Seminars	—	28,690	—	—	28,690
Memberships/Subscriptions	—	16,574	—	—	16,574
Other	13,953	871	—	—	14,824
Total	$849,861	$167,211	$225,844	$(3,229)	$1,239,687

	Year Ended June 30, 2018
	Medical and	Financial	Business and	Home Office
	Healthcare	Services	Law	and Other	Consolidated
Higher Education	$815,674	$—	$249,608	$—	$1,065,282
Test Preparation	—	82,825	21,326	(2,592)	101,559
Certifications	—	27,653	—	—	27,653
Conferences/Seminars	—	21,997	—	—	21,997
Memberships/Subscriptions	—	13,728	—	—	13,728
Other	—	992	—	—	992
Total	$815,674	$147,195	$270,934	$(2,592)	$1,231,211

In addition, see “Note 16: Segment Information” for a disaggregation of revenue by geographical region.

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

Customer contracts generally have separately stated prices for each performance obligation contained in the contract. Therefore, each performance obligation generally has its own standalone selling price. For higher education students, arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students utilizing private funding or funding through Adtalem’s institutional loan program (see “Note 7: Financing Receivables” for further discussion) generally pay during or after the academic term is complete. For non-higher education customers, payment is typically due and collected at the time a customer places an order.

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

For test preparation and other Financial Services products, the transaction price is equal to the amount charged to the customer, which is the standard rate, less any discounts and an estimate for returns or refunds.

We believe it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. Therefore, the estimate of variable consideration is not constrained.

Contract Balances

For higher education institutions, students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term. As instruction is provided, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s institutional loan program (see “Note 7: Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable is reduced.

For our Financial Services businesses, customers are billed and payment is due at the time of order placement. In most cases, performance obligations are delivered subsequent to payments received. Delivering our performance obligations reduces deferred revenue, and accounts receivable is reduced upon payments received. Becker offers an 18-month term loan program as a financing option for the Becker CPA Exam Review Course (see “Note 7: Financing Receivables”). In this case, payment is received after satisfying the performance obligation.

Revenue of $103.9 million was recognized during fiscal year 2019 that was included in the deferred revenue balance at the beginning of fiscal year 2019. Revenue recognized from performance obligations that were satisfied, or partially satisfied, in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period and increases from charges and payments received related to the start of academic terms beginning during the period.

Allowance for bad debts as of June 30, 2019 and 2018 was $23.7 million and $27.6 million, respectively.

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

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. As of June 30, 2019 and 2018, the net balance of capitalized internal-use software development costs was $10.6 million and $13.5 million, respectively.

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

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2019. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded.

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

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. During the year ended June 30, 2019, we recorded impairment charges of $2.0 million to write-down building, building improvements, furniture and equipment to zero based on the fair market value of the DeVry University and Carrington operations, which are classified within discontinued operations. During the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. Hurricane-related impairment charges of $31.0 were recorded in fiscal year 2018 for building, building improvements, furniture and equipment, along with receivables for insurance reimbursements of these amounts, less deductibles, of $21.9 million as of June 30, 2018. The impairment charges are included in Cost of Educational Services in the Consolidated Statements of Income. In the first quarter of fiscal year 2019, Adtalem announced its decision to relocated RUSM’s campus operations to Barbados and not return to RUSM’s Dominica campus. Adtalem recorded impairment charges of $39.1 million in fiscal year 2019 to fully impair the land, buildings and equipment in Dominica as management has determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 11: Restructuring Charges”). The impairment charges are included in Restructuring Expense in the Consolidated Statements of Income. For a discussion of the impairment review of goodwill and intangible assets see “Note 10: Intangible Assets.”

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Investments in Marketable Securities (see “Note 6: Fair Value Measurements”), Restricted Cash, Accounts Receivable, Net, Accounts Payable, Accrued Liabilities and Deferred Revenue approximate fair value because of the immediate or short-term maturity of these financial instruments. Adtalem’s long-term debt (see “Note 13: Debt”) bears interest at a floating rate reset to current rates on a monthly basis. Therefore, the carrying amount of Adtalem’s long-term debt approximates fair value.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s and EduPristine’s operations and Becker’s and ACAMS’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the fiscal years ended June 30, 2019, 2018 and 2017 were not material.

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

Four of Adtalem’s operating units benefit from local tax incentives: AUC, which operates in St. Maarten, RUSM, which operated in Dominica and beginning in January 2019 in Barbados, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. With respect to Dominica, RUSM had an indefinite period of exemption. In January 2019, RUSM moved its operations from Dominica to Barbados. RUSM has negotiated an agreement with the Barbados government that exempts it from local income taxation until 2039. RUSVM has an exemption in St. Kitts until 2037. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in “Programa Universidade para Todos” or “University for All Programs” (“PROUNI”), a Brazilian program for providing scholarships to a portion of its undergraduate students.

As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), Adtalem revised its prior intent to indefinitely reinvest accumulated undistributed earnings and profits in foreign operations, and now only intends to maintain this assertion with respect to accumulated and future earnings in Brazil.

Noncontrolling Interest

As of June 30, 2019, Adtalem maintained a 97.9% ownership interest in Adtalem Brazil with the remaining 2.1% owned by members of the Adtalem Brazil senior management group. Since July 1, 2015, Adtalem has had the right to exercise a call option and purchase any remaining Adtalem Brazil stock from Adtalem Brazil management. Likewise, Adtalem Brazil management has had the right to exercise a put option and sell its remaining ownership interest in Adtalem Brazil to Adtalem. On July 1, 2019, the Adtalem Brazil management noncontrolling members exercised their put option and sold their remaining ownership interest in Adtalem Brazil to Adtalem. In the first quarter of fiscal year 2020, $6.2 million of noncontrolling interest will be removed from the Consolidated Balance Sheet as a result of the put option exercise and Adtalem will own 100% of Adtalem Brazil.

In addition, Adtalem currently maintains a 69% ownership interest in EduPristine with the remaining 31% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm.

The adjustment to increase or decrease the Adtalem Brazil and EduPristine noncontrolling interests for their respective proportionate shares of Adtalem Brazil’s and EduPristine’s profit (loss) flows through the Consolidated Statements of Income each reporting period based on Adtalem’s noncontrolling interest accounting policy.

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

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Year Ended June 30,
	2019	2018
Balance at Beginning of Period	$9,110	$6,285
Net Income Attributable to Noncontrolling Interest	413	528
Increase (Decrease) in Redemption Value of Noncontrolling Interest Put Options	20	(1,872)
Acquisition of Noncontrolling Interest in EduPristine	—	4,074
Capital Investment from Noncontrolling Interest in EduPristine	—	95
Balance at End of Period	$9,543	$9,110

Earnings per Common Share

Basic earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of shares assuming dilution. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were outstanding stock-based grants representing 215,000,  980,000 and 1,682,000 shares of common stock for fiscal years 2019, 2018 and 2017, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	June 30,
	2019	2018	2017
Weighted Average Shares Outstanding	58,017	60,760	62,656
Unvested Participating RSUs	523	702	843
Basic Shares	58,540	61,462	63,499
Effect of Dilutive Stock Options	790	818	520
Diluted Shares	59,330	62,280	64,019

Treasury Stock

Adtalem’s Board of Directors (the “Board”) has authorized share repurchase programs on eleven occasions (see “Note 8: Dividends and Share Repurchase Programs”). The eleventh share repurchase program was approved on November 7, 2018 and commenced in January 2019. Shares that are repurchased by Adtalem are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Prior to March 2019, treasury shares were reissued on a monthly basis, at market value, less a 5% discount, to the Adtalem Colleague Stock Purchase Plan in exchange for employee payroll deductions. When treasury shares are reissued, Adtalem uses an average cost method to reduce the Treasury Stock balance. Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein, otherwise such losses are charged to Retained Earnings.

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

The Accumulated Other Comprehensive Loss balance at June 30, 2019 consists of $137.4 million of cumulative translation losses ($134.3 million attributable to Adtalem and $3.1 million attributable to noncontrolling interest) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.0 million and all attributable to Adtalem. At June 30, 2018, this balance consisted of $142.6 million of cumulative translation losses ($139.6 million attributable to Adtalem and $3.0 million attributable to noncontrolling interest) and $0.4 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to Adtalem.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $85.6 million, $80.5 million and $75.6 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

Hurricane Expense

In September 2017, Hurricanes Irma and Maria caused damage and disrupted operations at AUC and RUSM. Adtalem recorded expense of $12.5 million in the year ended June 30, 2019 associated with incremental costs of teaching at alternative sites and $63.3 million in fiscal year 2018 associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching in alternate locations. Insurance proceeds of $12.5 million were recorded in the year ended June 30, 2019, and insurance proceeds and receivables of $59.0 million were recorded in the year ended June 30, 2018 to offset these expenses. Based upon damage assessments of the

AUC and RUSM facilities, impairment write-downs of buildings, building improvements, furniture and equipment of $31.0 million were recorded in the year ended June 30, 2018. Insurance receivables of $21.9 million were recorded to offset these expenses in the year ended June 30, 2018. No further asset impairments were recorded in the year ended June 30, 2019. In total, no net expense related to the hurricanes was recorded in the year ended June 30, 2019. In total, $13.4 million of net expense was recorded in Cost of Educational Services in the Consolidated Statement of Income for the year ended June 30, 2018. The expense primarily represented the deductibles under insurance policies. During the second quarter of fiscal year 2019, Adtalem received the final insurance proceeds for damages from Hurricanes Irma and Maria and recorded a pre-tax gain of $15.6 million in the year ended June 30, 2019.

Settlement Gains

Adtalem recorded a $10.6 million gain in the fourth quarter of fiscal year 2019 related to a lawsuit settlement against the Adtalem Board of Directors. Settlement gains in the Consolidated Statements of Income were $26.2 million for the year ended June 30, 2019, which includes the hurricane insurance settlement of $15.6 million discussed above.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑13: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance was issued to provide financial statement users with more decision-useful information about the expected losses on financial instruments by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses by requiring a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management is evaluating the impact the guidance will have on Adtalem’s Consolidated Financial Statements.

In February 2016, FASB issued ASU No. 2016‑02: “Leases (Topic 842).” This guidance was issued to increase transparency and comparability among organizations by recognizing right-to-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Adtalem will implement this guidance effective July 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our financial statements. We will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess  prior conclusions about lease identification, lease classification, and initial direct costs. We will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we will elect a short-term lease exemption policy, permitting us to not apply the recognition requirements of this standard to short-term (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component. The adoption of ASU 2016-02 will have a significant impact on our Consolidated Balance Sheet. We expect to record operating lease liabilities of approximately $325 million to $350 million, operating right-of-use assets of approximately $275 million to $300 million, a reduction in prepaid rent expense of approximately $3 million, a reduction in deferred rent liability balances of approximately $32 million and a reduction in restructure liability balances of approximately $25 million. We do not expect a material impact on our Consolidated Statement of Income or our Consolidated Statement of Cash Flows.

In January 2016, FASB issued ASU No. 2016‑01: “Financial Instruments–Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The guidance eliminates the classification of equity securities into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In the first quarter of fiscal year 2019, we retrospectively adopted this guidance. The adoption resulted in a cumulative adjustment to decrease retained earnings and increase additional paid-in capital, each by $0.4 million. This guidance requires Adtalem to record the changes in the fair value of its available-for-sale equity investments through net income, which is included within the Consolidated Statements of Income beginning with the first quarter of fiscal year 2019.

In May 2014, FASB issued ASU No. 2014‑09: “Revenue from Contracts with Customers (Topic 606).” This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted this guidance effective July 1, 2018 using the full retrospective approach. The adoption of this standard did not have any impact on Adtalem's Consolidated Financial Statements, and therefore, no adjustments were made to the prior year comparative financial statements. See subsection “Revenue Recognition” in “Note 4: Summary of Significant Accounting Policies” for the disclosures related to this new accounting standard.

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

As of June 30, 2019, 7,102,656 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the year ended June 30, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2018	1,806,133	$32.88
Granted	129,025	49.01
Exercised	(412,544)	42.47
Forfeited	(16,157)	39.49
Expired	(17,979)	51.60
Outstanding at June 30, 2019	1,488,478	31.33	6.63	$21,378
Exercisable at June 30, 2019	664,180	$30.32	5.06	$10,179

The total intrinsic value of options exercised for the fiscal years ended 2019, 2018 and 2017 was $4.4 million, $11.4 million and $6.2 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during fiscal years 2019, 2018 and 2017 was $20.96,  $14.63 and $9.09, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted average assumptions:

	Fiscal Year
	2019	2018	2017
Expected Life (in Years)	6.50	6.68	6.88
Expected Volatility	39.60%	41.45%	42.41%
Risk-free Interest Rate	2.73%	1.95%	1.41%
Dividend Yield	0.00%	0.00%	1.19%
Pre-vesting Forfeiture Rate	NA	NA	10.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. Adtalem’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant and Adtalem’s long-term historical volatility. On February 16, 2017, Adtalem discontinued payment of cash dividends, resulting in the elimination of a dividend yield from the assumptions. The pre-vesting stock option forfeiture rate for fiscal year 2017 was based on Adtalem’s historical stock option forfeiture experience. With the adoption of ASU 2016‑09 on July 1, 2017, we account for forfeitures as they occur. Therefore, no forfeiture rate applies for fiscal years 2018 and 2019.

If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that Adtalem records may differ significantly from what was recorded in previous periods.

During fiscal year 2019, Adtalem granted 217,960 RSUs to selected employees and directors. Of these, 65,160 are performance-based RSUs and 152,800 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of certain mission-based goals, academic goals, return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation and amortization. Non-performance-based RSUs are subject to restrictions which lapse ratably over one,  three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem or upon retirement. During the restriction period, the recipient of the non-

performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the year ended June 30, 2019:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at July 1, 2018	1,226,958	$28.31
Granted	217,960	49.57
Vested	(473,012)	27.66
Forfeited	(93,876)	34.47
Outstanding at June 30, 2019	878,030	$34.86

The weighted average estimated grant date fair value of RSUs granted at market price under Adtalem’s stock-based incentive plans during fiscal years 2019, 2018 and 2017 was $49.57,  $34.67 and $23.92, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	Year Ended June 30,
	2019	2018	2017
Cost of Educational Services	$1,239	$4,464	$5,312
Student Services and Administrative Expense	11,978	9,487	11,288
Restructuring Expense	—	548	—
	13,217	14,499	16,600
Income Tax Benefit	(4,685)	(5,829)	(5,819)
Net Stock-Based Compensation Expense	$8,532	$8,670	$10,781

As of June 30, 2019, $17.8 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted average period of 2.1 years. The total fair value of options and RSUs vested during the years ended June 30, 2019, 2018 and 2017 was approximately $14.9 million, $14.8 million and $13.9 million, respectively.

There was no capitalized stock-based compensation cost at each of June 30, 2019 and 2018.

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

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2019. See “Note 10: Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

The following table presents Adtalem’s assets and liabilities at June 30, 2019, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$299,445	$—	$—
Investments in Marketable Securities	8,680	—	—
Institutional Loans Receivable, Net	—	41,648	—
Loan Receivable from DeVry University	—	10,000	—
Deferred Acquisition Obligations	—	16,444	—
Total Financial Assets at Fair Value	$308,125	$68,092	$—

The following table presents Adtalem’s assets and liabilities at June 30, 2018 that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$430,690	$—	$—
Investments in Marketable Securities	4,255	—	—
Institutional Loans Receivable, Net	—	44,320	—
Deferred Acquisition Obligations	—	18,585	—
Total Financial Assets at Fair Value	$434,945	$62,905	$—

Cash and Cash Equivalents and Investments in Marketable Securities are valued using a market approach based on quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets, Net on the Consolidated Balance Sheets as of June 30, 2019 and 2018 is estimated by discounting the future cash flows using current rates for similar arrangements. See “Note 7: Financing Receivables” for further discussion on these institutional loans receivable.

In connection with the completion of the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The fair value of the DeVry University loan receivable included in Other Assets, Net on the Consolidated Balance Sheet as of June 30, 2019 is estimated by discounting the future cash flows using current rates for similar arrangements.

The fair value of the deferred acquisition obligations is estimated by discounting the future cash flows using current rates for similar arrangements. The amounts of $6.8 million and $4.3 million were classified as Accrued Liabilities on the Consolidated Balance Sheets as of June 30, 2019 and 2018, respectively, and $9.6 million and $14.3 million were classified as Other Liabilities on the Consolidated Balance Sheets as of June 30, 2019 and 2018, respectively.

As of June 30, 2019 and 2018, there were no assets or liabilities measured at fair value using Level 3 inputs.

NOTE 7: FINANCING RECEIVABLES

Adtalem’s institutional loan programs are available to students at Chamberlain, AUC, RUSM and RUSVM. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance. Students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, reduce the possibility of over borrowing and to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker with an 18‑month term loan program.

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

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands).

	June 30,
	2019		2018
Gross Institutional Loans		$47,937		$54,323
Allowance for Credit Losses:
Balance at July 1	$(10,003)		$(9,736)
Charge-offs and Adjustments	10,777		330
Recoveries	(83)		(61)
Additional Provision	(6,980)		(536)
Balance at End of Period		(6,289)		(10,003)
Net Institutional Loans		$41,648		$44,320

Of the net balances above, $16.6 million and $21.2 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at June 30, 2019 and 2018, respectively, and $25.1 million and $23.1 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at June 30, 2019 and 2018, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging of past due institutional loans (in thousands).

	June 30,
	2019	2018
Institutional Loans:
Performing	$38,049	$44,492
Nonperforming	9,888	9,831
Total Institutional Loans	$47,937	$54,323

				Greater
		30-59	60-89	Than 90			Total
	1-29 Days	Days Past	Days Past	Days Past	Total		Institutional
	Past Due	Due	Due	Due	Past Due	Current	Loans
Institutional Loans:
June 30, 2019	$3,578	$2,458	$687	$9,888	$16,611	$31,326	$47,937
June 30, 2018	$8,473	$900	$3,099	$9,831	$22,303	$32,020	$54,323

Allowances for credit losses on nonperforming loans as of June 30, 2019 and 2018 were $6.1 million and $9.8 million, respectively.

NOTE 8: DIVIDENDS AND SHARE REPURCHASE PROGRAMS

Adtalem paid dividends of $11.4 million on December 22, 2016. On February 16, 2017, the Board determined to discontinue cash dividend payments for the foreseeable future. Future dividends will be at the discretion of the Board.

Adtalem has repurchased shares under the following programs as of June 30, 2019:

Date	Shares	Total Cost
Authorized	Repurchased	(in millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	2,005,317	62.7
December 15, 2015	1,672,250	36.6
February 16, 2017	7,091,188	300.0
November 7, 2018	2,545,156	117.9
Totals	24,168,107	$952.2

On February 16, 2017, the Board authorized Adtalem’s tenth share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2020. The tenth share repurchase program was completed during January 2019. On November 7, 2018, the Board authorized Adtalem’s eleventh share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced during January 2019. A total of 5,306,203 shares were repurchased during the year ended June 30, 2019 under the tenth and eleventh share repurchase programs for an aggregate of $252.9 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 9: BUSINESS COMBINATIONS

OnCourse Learning

On May 31, 2019, Adtalem completed the acquisition of 100% of the equity interests of OCL for $118.4 million, net of cash of $1.2 million. The payment for this purchase was made in the fourth quarter of fiscal year 2019, and was funded with available domestic cash balances and $100 million in borrowings under Adtalem’s revolving credit facility. OCL is a leading provider of compliance training, licensure preparation, continuing education and professional development in the banking and mortgage industries across the U.S. The acquisition furthers Adtalem’s growth strategy into financial services.

The operations of OCL are included in Adtalem’s Financial Services segment. The results of OCL’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

May 31,
2019
Current Assets	$5,260
Property and Equipment	1,197
Intangible Assets	63,100
Goodwill	59,519
Total Assets Acquired	129,076
Liabilities Assumed	9,445
Net Assets Acquired	$119,631

Goodwill, which represents the excess of the purchase price over the fair value of the net intangible assets acquired, was all assigned to the Financial Services reporting unit and reporting segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include OCL’s strategic fit into Adtalem’s expanding presence in financial services, the reputation of the OCL brand as a leader in the industry and potential future growth opportunity. Of the $63.1 million of acquired intangible assets, $18.4 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The values and estimated useful lives by asset type are as follows (in thousands):

	May 31, 2019
	Value	Estimated
	Assigned	Useful Life
Customer Relationships	$26,400	11 years
Curriculum	11,600	6 years
Course Delivery Technology	6,700	5 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

EduPristine

On February 5, 2018, Adtalem completed the acquisition of a majority interest in EduPristine. Under the terms of the agreement, Adtalem agreed to pay approximately $3.2 million in cash, in exchange for stock of EduPristine, increasing Adtalem’s ownership share from 36% to 64%. This ownership percentage was increased to 69% with an additional equity investment of $1.3 million in March 2018. The payments for these additional investments were made in the third quarter of fiscal year 2018. EduPristine is a professional education provider in India in the areas of finance, accounting, analytics, marketing and healthcare. The acquisition furthers Adtalem’s global growth strategy into financial services.

The operations of EduPristine are included in Adtalem’s Financial Services segment. Prior to the February 5, 2018 investment, Adtalem accounted for its ownership interest in EduPristine under the equity method of accounting for investments. The results of EduPristine’s operations have been fully consolidated in the Consolidated Financial Statements of Adtalem since the February 5, 2018 acquisition date. The fair value of Adtalem’s equity investment immediately prior to the majority interest investment was $4.1 million, which was based on a discounted cash flow analysis. The $4.1 million noncontrolling interest recorded on the acquisition date was also derived using the same discounted cash flow analysis. In the third quarter of fiscal year 2018, Adtalem recorded a $1.2 million gain on its previous equity investment.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Adtalem’s majority interest in EduPristine (in thousands):

February 5,
2018
Current Assets	$866
Property and Equipment	239
Other Long-term Assets	69
Intangible Assets	1,380
Goodwill	11,527
Total Assets Acquired	14,081
Liabilities Assumed	2,715
Net Assets Acquired	$11,366

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was assigned to the Financial Services reporting unit and reporting segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include EduPristine’s strategic fit into Adtalem’s expanding presence in financial services and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. The $1.4 million of acquired intangible assets was assigned to Trade Names. None of the acquired intangible assets were determined to be subject to amortization.

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

The operations of SJT are included in Adtalem’s Business and Law segment. The results of SJT’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

November 1,
2017
Current Assets	$558
Property and Equipment	64
Other Long-term Assets	9
Intangible Assets	381
Goodwill	5,636
Total Assets Acquired	6,648
Liabilities Assumed	684
Net Assets Acquired	$5,964

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was assigned to the Adtalem Brazil reporting unit which is classified within the Business and Law segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include SJT’s strategic fit into Adtalem’s expanding presence in test preparation and the acquired assembled workforce. Of the $0.4 million of acquired intangible assets, $0.2 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with a useful life of approximately six months. The value and estimated useful life by asset type is as follows (in thousands):

	November 1, 2017
	Value	Estimated
	Assigned	Useful Life
Student Relationships	$162	6 months

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Association of Certified Anti-Money Laundering Specialists

On July 1, 2016, Becker completed the acquisition of 100% of the stock of ACAMS for $330.6 million, net of cash of $23.5 million. The payment for this purchase was made in the first quarter of fiscal year 2017, and was funded with available domestic cash balances and $175 million in borrowings under Adtalem’s revolving credit facility. ACAMS is an international membership organization dedicated to enhancing the knowledge and skills of anti-money laundering and financial crime prevention professionals. The acquisition furthers Adtalem’s global growth strategy into financial services and enhances Becker’s position as a leading provider of lifelong learning for professionals.

The operations of ACAMS are included in Adtalem’s Financial Services segment. The results of ACAMS’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

July 1, 2017
Current Assets	$24,895
Property and Equipment	432
Other Long-term Assets	3,131
Intangible Assets	88,600
Goodwill	274,689
Total Assets Acquired	391,747
Liabilities Assumed	37,619
Net Assets Acquired	$354,128

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was assigned to the Financial Services reporting unit and reporting segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include ACAMS’s strategic fit into Adtalem’s expanding presence in financial services, the reputation of the ACAMS brand as a leader in the industry and potential future growth opportunity. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $88.6 million of acquired intangible assets, $39.9 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The values and estimated useful lives by asset type are as follows (in thousands):

	July 1, 2017
	Value	Estimated
	Assigned	Useful Life
Customer Relationships	$42,500	10 years
Curriculum	5,000	3 years
Non-compete Agreements	700	1 year
Course Delivery Technology	500	4 years

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

Intangible assets consist of the following (in thousands):

	June 30, 2019
	Gross		Weighted Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
Amortizable Intangible Assets:
Student Relationships	$8,109	$(7,679)	5 Years
Customer Relationships	69,300	(14,448)	10 Years
Curriculum/Software	18,445	(6,500)	5 Years
Franchise Contracts	9,123	(2,238)	18 Years
Clinical Agreements	338	(135)	15 Years
Course Delivery Technology	7,200	(487)	5 Years
Total	$112,515	$(31,487)
Indefinite-Lived Intangible Assets:
Trade Names	$124,711
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Ross Title IV Eligibility and Accreditations	14,100
Adtalem Brazil Accreditation	83,118
Intellectual Property	13,940
Total	$337,069

	June 30, 2018
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable Intangible Assets:
Student Relationships	$8,193	$(6,972)
Customer Relationships	42,900	(9,598)
Non-compete Agreements	700	(700)
Curriculum/Software	6,833	(4,265)
Franchise Contracts	9,064	(1,720)
Clinical Agreements	336	(112)
Trade Names	976	(904)
Course Delivery Technology	500	(250)
Total	$69,502	$(24,521)
Indefinite-Lived Intangible Assets:
Trade Names	$106,132
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Ross Title IV Eligibility and Accreditations	14,100
Adtalem Brazil Accreditation	82,578
Intellectual Property	13,940
Total	$317,950

Amortization expense for amortized intangible assets was $8.7 million, $9.5 million and $11.2 million for the years ended June 30, 2019, 2018 and 2017, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

	Financial	Adtalem
Fiscal Year	Services	Brazil	Total
2020	$10,292	$1,247	$11,539
2021	10,113	781	10,894
2022	9,974	529	10,503
2023	9,792	529	10,321
2024	9,348	529	9,877
Thereafter	23,453	4,441	27,894

All amortizable intangible assets except student relationships and customer relationships are being amortized on a straight-line basis. The amount being amortized for student relationships is based on the estimated progression of the students through the respective Damasio and Ibmec programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. The amount being amortized for customer relationships related to ACAMS is based on the estimated retention of the customers, giving consideration to the revenue and cash flow associated with these existing customers.

Indefinite-lived intangible assets related to trade names, Title IV eligibility, accreditations and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. Adtalem has five reporting units, which contained goodwill as of the fourth quarter of fiscal year 2019. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all five reporting units (Step 0), it was determined that for four of the reporting units, a Step 1 impairment analysis was not necessary to determine if the carrying values of the reporting unit exceeded their fair values as of the May 31, 2019 annual impairment review date because it was determined to be more likely than not that fair value exceeded carrying value. For the Adtalem Brazil reporting unit, it was determined that a Step 1 analysis to assess if fair value exceeded carrying value was necessary.  The estimate of the fair value is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values are based upon an analysis of the economic environment in which the reporting unit operates. The valuation employs present value techniques to estimate fair value and considers market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations. The discount rate utilized takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to impairments of goodwill.

Based on management’s May 31, 2019 goodwill impairment review, the fair value of the Adtalem Brazil reporting unit exceeded its carrying value by 13%. Adtalem Brazil has a goodwill balance of $187.2 million as of June 30, 2019. The key assumptions utilized in calculating the fair value of this reporting unit were a discount rate of 13%, revenue growth rate of 10% over the forecast period and a terminal growth rate of 3%. Assuming all other assumptions remained constant, the discount rate for Adtalem Brazil would have to increase to 15% for the calculated fair value to equal carrying value of this reporting unit at May 31, 2019. Similarly, holding all other assumptions constant, the terminal growth rate would have to decrease to 1% for the calculated fair value to equal carrying value of Adtalem Brazil at May 31, 2019. If the impairment analysis resulted in fair value being less than carrying value, a goodwill impairment charge would be recorded for the difference (up to the carrying value of goodwill).

Adtalem has five reporting units, which contained indefinite-lived intangible assets as of the fourth quarter of fiscal year 2019. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the five reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the five reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of the May 31, 2019 annual impairment review date.

In January 2019, Adtalem relocated RUSM to Barbados from its temporary locations in Knoxville, Tennessee at facilities owned by Lincoln Memorial University (“LMU”) and at a facility in St Kitts. Management believes the values of RUSM’s goodwill and indefinite-lived intangible assets are not affected by this move. The Trade Name will continue to be used and the U.S. Department of Education (“ED”) has provided approval for RUSM to operate in Barbados. No new accreditation is necessary, as RUSM’s secondary accreditor, the Caribbean Accreditation Authority for Education in Medicine and other Health Professions (“CAAM-HP”), is now its primary accreditor as of the start of the January 2019 semester. CAAM-HP is authorized by the government of Barbados to accredit medical programs.

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

As of June 30, 2019, intangible assets from business combinations totaled $418.1 million and goodwill totaled $874.5 million. Together, these assets equaled 58% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

Reporting Unit	June 30, 2019	June 30, 2018
Chamberlain	$4,716	$4,716
AUC	68,321	68,321
RUSM and RUSVM	237,173	237,173
Financial Services	377,046	317,699
Adtalem Brazil	187,195	185,978
Total	$874,451	$813,887

The table below summarizes goodwill balances by reporting segment (in thousands):

Reporting Segment	June 30, 2019	June 30, 2018
Medical and Healthcare	$310,210	$310,210
Financial Services	377,046	317,699
Business and Law	187,195	185,978
Total	$874,451	$813,887

The table below summarizes the changes in the carrying amount of goodwill by reporting segment (in thousands):

	Medical and	Financial	Business and
	Healthcare	Services	Law	Total
Balance at June 30, 2017	$310,210	$306,653	$212,223	$829,086
Acquisitions	—	11,527	5,636	17,163
Foreign exchange rate changes	—	(481)	(31,881)	(32,362)
Balance at June 30, 2018	310,210	317,699	185,978	813,887
Acquisitions	—	59,519	—	59,519
Foreign exchange rate changes	—	(172)	1,217	1,045
Balance at June 30, 2019	$310,210	$377,046	$187,195	$874,451

The increase in the goodwill balance from June 30, 2018 in the Financial Services segment is the result of the addition of $59.5 million with the acquisition of OCL. This increase was partially offset by a change in the value of the British Sterling Pound and Indian Rupee compared to the U.S. dollar. Since the Becker’s European subsidiary and EduPristine’s goodwill is recorded in local currency, fluctuations in the values of the British Sterling Pound and Indian Rupee in relation to the U.S. dollar will cause changes in the balance of this asset. The increase in the goodwill balance from June 30, 2018 in the Business and Law segment is the result of a change in the value of the Brazilian Real compared to the U.S. dollar. Since Adtalem Brazil goodwill is recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment (in thousands):

Reporting Segment	June 30, 2019	June 30, 2018
Medical and Healthcare	$137,500	$137,500
Financial Services	87,517	69,126
Business and Law	112,052	111,324
Total	$337,069	$317,950

Total indefinite-lived intangible assets increased by $19.1 million from June 30, 2019. The increase is the result the addition of $18.4 million with the acquisition of OCL and by a change in the value of the Brazilian Real compared to the U.S. dollar. Since Adtalem Brazil intangible assets are recorded in local currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 11: RESTRUCTURING CHARGES

During fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. In January 2019, RUSM relocated its campus operations to Barbados from Dominica. The land, buildings and equipment in Dominica have been fully impaired as management has determined the market value less costs to sell the facilities or move the equipment is zero (see “Note 4: Summary of Significant Accounting Policies”). In addition, during fiscal year 2019, Adtalem recorded restructuring charges related to real estate consolidations and workforce reductions at Adtalem Brazil and Adtalem’s home office. During fiscal year 2018, Adtalem recorded restructuring charges related to workforce reductions and real estate consolidations at the medical and veterinary schools, Becker Europe and Adtalem’s home office. At Adtalem Brazil, restructuring charges were recorded for the planned divestitures of the Sao Luis and Joao Pessoa institutions, which were completed in fiscal year 2019. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, resulting from reducing Adtalem’s workforce by 374 and 196 positions in fiscal years 2019 and 2018, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 16: Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2019			Year Ended June 30, 2018
	Real Estate	Termination		Real Estate	Termination
	and Other	Benefits	Total	and Other	Benefits	Total
Medical and Healthcare	$40,372	$1,294	$41,666	$26	$777	$803
Financial Services	1,304	—	1,304	—	357	357
Business and Law	1,926	932	2,858	1,216	—	1,216
Home Office and Other	9,581	516	10,097	(373)	3,064	2,691
Total	$53,183	$2,742	$55,925	$869	$4,198	$5,067

The following table summarizes the separation and restructuring plan activity for the fiscal years 2019 and 2018, for which cash payments are required (in thousands):

Liability balance at June 30, 2017	$46,115
Increase in liability (separation and other charges)	19,893
Reduction in liability (payments and adjustments)	(27,081)
Liability balance at June 30, 2018	38,927
Increase in liability (separation and other charges)	8,870
Reduction in liability (payments and adjustments)	(22,714)
Liability balance at June 30, 2019	$25,083

Of this liability balance, $10.2 million is recorded as Accrued Liabilities and $14.9 million is recorded as Other Liabilities on the Consolidated Balance Sheet as of June 30, 2019. These liability balances primarily represent rent accruals and costs for employees who have either not yet separated from Adtalem or for whom full severance has not yet been paid. All of these remaining costs are expected to be paid out for periods of up to seven years.

NOTE 12: INCOME TAXES

The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
U.S.	$80,209	$61,307	$(15,046)
Foreign	89,972	137,376	146,305
Total	$170,181	$198,683	$131,259

* Certain amounts have been reclassified in the table above to conform to current period classification.

The income tax provisions related to the above results are as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Current Tax Provision (Benefit):
U.S. Federal	$17,450	$69,986	$1,162
State and Local	1,788	(599)	(3,834)
Foreign	1,906	7,831	3,777
Total Current	21,144	77,218	1,105
Deferred Tax Provision (Benefit):
U.S. Federal	4,066	19,020	(2,745)
State and Local	9,029	(1,173)	6,155
Foreign	(82)	(10,963)	5,079
Total Deferred	13,013	6,884	8,489
Income Tax Provision	$34,157	$84,102	$9,594

The income tax provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (in thousands):

	Year Ended June 30,
	2019		2018		2017
Income Tax at Statutory Rate	$35,738	21.0%	$55,750	28.1%	$45,941	35.0%
Lower Rates on Foreign Operations	(18,939)	(11.1)%	(30,749)	(15.5)%	(42,911)	(32.7)%
State Income Taxes	5,825	3.4%	3,648	1.8%	1,348	1.0%
Impact of Tax Cuts and Jobs Act	—	—%	103,878	52.3%	—	—%
Loss on Investment in Subsidiary	1,797	1.1%	(48,903)	(24.6)%	—	—%
Benefit on Foreign Intangibles	—	—%	(8,813)	(4.5)%	—	—%
Permanent Non-Deductible Items	537	0.3%	7,715	3.9%	2,720	2.1%
Foreign Tax Provisions Under GILTI	4,808	2.8%	—	—%	—	—%
Other	4,391	2.6%	1,576	0.8%	2,496	1.9%
Income Tax Provision	$34,157	20.1%	$84,102	42.3%	$9,594	7.3%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

These assets and liabilities are composed of the following (in thousands):

	June 30,
	2019	2018	2017
Employee Benefits	$10,505	$11,957	$18,648
Stock-Based Compensation	6,549	7,577	18,130
Deferred Rent	7,736	9,841	17,588
Receivable Reserve	2,601	7,953	11,308
Restructuring Costs	6,017	8,704	17,148
Depreciation	—	3,380	—
Other Reserves	2,830	4,766	6,701
Loss and Credit Carryforwards, Net	36,259	37,340	37,569
Less: Valuation Allowance	(9,943)	(11,496)	(9,456)
Gross Deferred Tax Assets	62,554	80,022	117,636
Depreciation	(14)	—	(10,641)
Deferred Taxes on Unremitted Foreign Earnings	(3,146)	(2,346)	—
Amortization of Intangible Assets	(70,319)	(68,011)	(106,952)
Other Accruals	(187)	—	—
Gross Deferred Tax Liability	(73,666)	(70,357)	(117,593)
Net Deferred Tax (Liability) Asset	$(11,112)	$9,665	$43

* Certain amounts have been reclassified in the table above to conform to current period classification.

As of June 30, 2019, Adtalem has $0.1 million of gross U.S. federal net operating loss carryforwards, $317.6 million of gross, post apportioned state net operating loss carryforwards, and $55.0 million of foreign net operating loss carryforwards in Brazil, St. Maarten and other jurisdictions.

Adtalem has the following tax net operating loss (tax effected), interest (tax effected), and credit carryforwards as of June 30, 2019 (in thousands):

	June 30,	Years of Expiration
	2019	Beginning	Ending
U.S. Net Operating Loss Carryforwards	$24	2038	2038
U.S. Interest Expense Carryforwards	215	No Expiration
U.S. Credit Carryforwards	1,192	2027	2029
State Net Operating Loss Carryforwards	18,446	2022	2039
State Credit Carryforwards	1,152	2022	2024
Foreign Net Operating Loss Carryforwards	10,924	2021	2039
Foreign Net Operating Loss Carryforwards	4,306	No Expiration
Total Loss and Credit Carryforwards, Net	$36,259

Four of Adtalem’s operating units benefit from local tax incentives: AUC, which operates in St. Maarten, RUSM, which operated in Dominica and beginning in January 2019 in Barbados, RUSVM, which operates in St. Kitts, and Adtalem Brazil, which operates in Brazil. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. With respect to Dominica, RUSM had an indefinite period of exemption. In January 2019, RUSM moved its operations from Dominica to Barbados. RUSM has negotiated an agreement with the Barbados government that exempts it from local income taxation until 2039. RUSVM has an exemption in St. Kitts until 2037. Adtalem Brazil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $9.9 million and $11.5 million as of June 30, 2019 and 2018, respectively, for other foreign and state net operating loss and state tax credit carryforwards.

Based on Adtalem’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

Prior to enactment of the Tax Cuts and Jobs Act of 2017, (the “Tax Act”), Adtalem did not record a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. As a result of the Tax Act, Adtalem has revised its prior intent to indefinitely reinvest accumulated undistributed earnings and profits in foreign operations, and now only intends to maintain this assertion with respect to accumulated and future earnings in Brazil. As of June 30, 2019, the cumulative undistributed earnings attributable to operations in Brazil was approximately $88.8 million. We estimate the unrecognized deferred tax liability to be immaterial.

The effective tax rate on income from continuing operations was 20.1% for fiscal year 2019 compared to 42.3% in the prior year. Tax expense in fiscal year 2019 included a special item related to one-time impacts from the sale of DeVry University. Also, tax expense in fiscal year 2018 included a special item of $103.9 million related to the Tax Act. Also during fiscal year 2018, a net tax benefit special item of $48.9 million was recorded for Adtalem’s investment in Carrington and a net tax benefit special item of $8.8 million was recorded on foreign intangible assets following a restructuring in Brazil. The effective tax rates on income from continuing operations excluding special items were 19.0% and 19.1% for fiscal years 2019 and 2018, respectively.

The Tax Act includes significant changes to the U.S. corporate income tax system, which reduced the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime, which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings. The new taxes on certain foreign-sourced earnings under the Tax Act became effective for Adtalem during the year ended June 30, 2019.

The impact on income taxes due to a change in legislation is required to be recognized in the period in which the law is enacted under the authoritative guidance of ASC 740. However, in conjunction with the Tax Act, on December 22, 2017, the SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 allowed for recording provisional amounts during a one-year measurement period, similar to the measurement period used when accounting for business combinations. The measurement period ended no later than one year from the date of enactment of the Tax Act, which for Adtalem was in the second quarter of fiscal year 2019. As of June 30, 2018, we had not completed our accounting for the tax effects of the Tax Act. During the second quarter of fiscal year 2019, we completed our accounting and recorded the applicable adjustments to the SAB 118 provisional amounts for the income tax effects of the Tax Act recorded in fiscal year 2018.

The Tax Act includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes are imposed on foreign income in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed in general at a 10.5% tax rate. The GILTI provision of the Tax Act became effective for Adtalem for the year ended June 30, 2019. We have elected to account for GILTI as a period cost.

As of June 30, 2019, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $33.4 million, which if recognized, would impact the effective tax rate. As of June 30, 2018, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of benefits, was $34.4 million, which if recognized, would impact the effective tax rate.

We expect that our unrecognized tax benefits will decrease during the next 12 months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to be approximately $26.5 million. Adtalem classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2019, 2018, and 2017 was $2.8 million, $2.6 million and $2.0 million, respectively. Interest and penalties recognized during the years ended June 30, 2019, 2018, and 2017 were $0.1 million, $0.6 million and $0.4 million, respectively. The changes in our unrecognized tax benefits were (in thousands):

	Year Ended June 30,
	2019	2018	2017
Balance at Beginning of Period	$34,404	$7,901	$7,497
Increases from Positions Taken During Prior Periods	593	1,151	1,397
Decreases from Positions Taken During Prior Periods	(2,174)	(5,711)	(1,445)
Increases from Positions Taken During the Current Period	606	31,063	452
Balance at End of Period	$33,429	$34,404	$7,901

Adtalem files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Adtalem remains generally subject to examination in the U.S. for years beginning on or after July 1, 2017; in various states for years beginning on or after July 1, 2014; and in our significant foreign jurisdictions for years beginning on or after July 1, 2013. Adtalem is currently under audit by the State of Illinois and the City of New York for various tax years between 2011 and 2016. The IRS has completed its examination of the Adtalem U.S. tax returns for the years ending June 30, 2014, 2015 and 2016. The IRS is currently conducting a limited scope review of the deduction related to the loss on subsidiary claimed for the tax year ending June 30, 2018. We expect this review to conclude during the first half of fiscal year 2020. Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment, either positive or negative, will not result when the audits are concluded.

NOTE 13: DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2019	June 30, 2018
Total Debt:
Term B Loan	$297,000	$300,000
Revolver	110,000	—
Total Principal Payments Due	407,000	300,000
Deferred Debt Issuance Costs	(5,906)	(6,927)
Total Amount Outstanding	401,094	293,073
Less Current Portion:
Term B Loan	(3,000)	(3,000)
Noncurrent Portion	$398,094	$290,073

Scheduled maturities of long-term debt for the next five fiscal years ending June 30 and in the aggregate are as follows (in thousands):

Maturity
Fiscal Year	Payments
2020	$3,000
2021	3,000
2022	3,000
2023	113,000
2024	3,000
Thereafter	282,000
Total	$407,000

Senior Secured Credit Facilities

On April 13, 2018, Adtalem replaced the Prior Credit Facility with credit facilities under a new Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (1) a $300 million revolving facility (“Revolver”) with a maturity date of April 13, 2023 and (2) a $300 million senior secured Term B loan (“Term B Loan”) with a maturity date of April 13, 2025. We refer to the Revolver and Term B Loan collectively as the “Credit Facility.” The Revolver has availability for currencies other than U.S. dollars of up to $200 million and $100 million available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Credit Facility may be increased by $250 million.

Term B Loan

For Eurocurrency rate loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of June 30, 2019 and 2018, the interest rate for borrowings under the Term B Loan facility was 5.40% and 5.08%, respectively, which approximated the effective interest rate.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. As of June 30, 2019, borrowings under the Revolver were $110 million with a weighted average interest rate of 4.66%. There were no outstanding borrowings under the Revolver as of June 30, 2018.

Adtalem had a letter of credit outstanding of $68.4 million as of each of June 30, 2019 and 2018. This letter of credit was posted in the second quarter of fiscal year 2017 in relation to the FTC settlement (see “Note 3: Regulatory Settlements”). As of June 30, 2019, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the FTC settlement on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% of the undrawn portion of the Revolver as of June 30, 2019. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $121.6 million as of June 30, 2019. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Debt Issuance Costs

Adtalem incurred $9.9 million in fees that were capitalized in relation to the Credit Agreement, $7.1 million of which was related to the Term B Loan facility and $2.7 million of which was related to the Revolver facility. The deferred debt issuance costs related to the Term B Loan are presented as a direct deduction from the face amount of the debt, while the deferred debt issuance costs related to the Revolver are classified as Other Assets, Net on the Consolidated Balance Sheets. The deferred debt issuance costs amortization is recorded in Interest Expense in the Consolidated Statements of Income. The following table summarizes the total deferred debt issuance costs for the Term B Loan and Revolver, which will be amortized over seven years and five years, respectively (in thousands):

	Term B Loan	Revolver	Total
Deferred Debt Issuance Costs at June 30, 2018	$6,927	$2,606	$9,533
Amortization of Deferred Debt Issuance Costs	(1,021)	(545)	(1,566)
Deferred Debt Issuance Costs at June 30, 2019	$5,906	$2,061	$7,967

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a

U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of June 30, 2019.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for borrowings under the Credit Agreement.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the Credit Agreement, subject to incremental step-downs, depending on the consolidated leverage ratio. Beginning in fiscal year 2019, the Excess Cash Flow payment is due in the first quarter of each year, and is based on the Excess Cash Flow and leverage ratio for the prior year. No payment was due as of June 30, 2019.

Our borrowings under the Credit Facility are guaranteed by us and all of our domestic subsidiaries (subject to certain exceptions) and secured by a first lien on our assets and the assets of our guarantor subsidiaries (excluding real estate), including capital stock of the subsidiaries.

Deferred Acquisition Obligations

Adtalem also has liabilities recorded for deferred purchase price agreements with sellers related to the purchases of Facid, Faci, Damasio, Ibmec, Facimp and SJT. This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or the resolution of any pre-acquisition contingencies.

NOTE 14: EMPLOYEE BENEFIT PLANS

Success Sharing Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in Adtalem’s 401(k) Success Sharing Retirement Plan. Adtalem contributes to the plan an amount up to 4% of the total eligible compensation of colleagues who make contributions under the plan. In addition, Adtalem may also make discretionary contributions for the benefit of all eligible employees. Expenses for the matching and discretionary contributions under the plan were $10.6 million, $10.9 million and $12.9 million in fiscal years 2019, 2018 and 2017, respectively.

Colleague Stock Purchase Plan

Under provisions of Adtalem’s Colleague Stock Purchase Plan, any eligible colleague (employee) may authorize Adtalem to withhold up to $25,000 of annual wages to purchase common stock of Adtalem at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. Adtalem subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2019, 2018 and 2017. Total shares issued under the plan were 8,895,  20,725 and 33,548 in fiscal years 2019, 2018 and 2017, respectively. This plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, Adtalem is re-issuing treasury shares to satisfy colleague share purchases under this plan. Adtalem terminated the ability to purchase shares of common stock under the Colleague Stock Purchase Plan and the last purchase made through the Colleague Stock Purchase Plan was on February 28, 2019. Adtalem is in the process of implementing a new employee stock purchase plan and submitting the new plan for stockholder approval at Adtalem’s next annual meeting of stockholders to be held on November 6, 2019.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Adtalem and its subsidiaries lease certain equipment and facilities under noncancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

Future minimum rental commitments for all noncancelable operating leases having a remaining term in excess of one year at June 30, 2019, are as follows (in thousands):

Fiscal Year	Amount
2020	$86,010
2021	77,903
2022	71,899
2023	58,678
2024	40,071
Thereafter	70,869
Total	$405,430

Adtalem recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term. Rent expense for the years ended June 30, 2019, 2018 and 2017 was $54.1 million, $46.6 million and $44.4 million, respectively.

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of June 30, 2019, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. The timing or outcome of the following matters, or their possible impact on Adtalem’s business, financial condition or results of operations, cannot be predicted at this time. The continued defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against Adtalem, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased Adtalem common stock between February 4, 2011 and January 27, 2016. The complaint cites the January 27, 2016 Notice of Intent to Limit (the “January 2016 Notice”) and a civil complaint (the “FTC lawsuit”) filed by the FTC on January 27, 2016 against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”), which was resolved with the FTC in 2017, that alleged that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the FTC Act, as the basis for claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these alleged false or misleading statements, the plaintiff alleged that defendants overstated Adtalem’s growth, revenue and earnings potential and made false or misleading statements about Adtalem’s business, operations and prospects. The plaintiff alleged direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act. The plaintiff sought monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers. URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC sought to represent a putative class of persons who purchased Adtalem common stock between August 26, 2011 and January 27, 2016 and named an additional individual defendant, Patrick J. Unzicker. Like the original complaint, the SAC asserted claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC, which motion was granted on December 6, 2017, without prejudice. The plaintiffs filed a Third Amended Complaint (“TAC”) on January 29, 2018. The defendants moved to dismiss the TAC on March 30, 2018. The court denied the motion to dismiss the TAC on December 20, 2018. On February 8, 2019, defendants filed their answer to the TAC wherein defendants denied all material allegations in the TAC. The parties have exchanged written discovery requests and responses and objections to those requests. The parties engaged in mediation and reached a tentative resolution. This resolution is subject to approval by members of the class, Adtalem’s insurance carriers and the court. While the parties will diligently pursue these approvals, both obtaining these approvals and the timing of obtaining these approvals are uncertain.

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

On January 17, 2017, Harriet Myers filed a complaint derivatively on behalf of Adtalem in the United States District Court for the Northern District of Illinois against individual defendants Daniel M. Hamburger, Timothy J. Wiggins, Richard M. Gunst, Patrick J. Unzicker, Christopher B. Begley, David S. Brown, Lisa W. Wardell, Ann Weaver Hart, Lyle Logan, Alan G. Merten, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. The plaintiff agreed to a stipulated order moving the case to the United States District Court for the District of Delaware. Citing the FTC lawsuit and settlement, the January 2016 Notice, the negotiated agreement reached by DeVry University and ED on October 13, 2016 (the “ED Settlement”), and the allegations in the lawsuit filed by the Pension Trust Fund for Operating Engineers, each referenced above, the plaintiff has alleged that the individual defendants have breached their fiduciary duties and violated federal securities law since at least 2011. The plaintiff has asserted that the individual defendants permitted Adtalem to engage in unlawful conduct, failed to correct misconduct or prevent its recurrence, and failed to ensure the accurate dissemination of information to shareholders. The complaint attempts to state three claims: (i) breach of fiduciary duty by all named defendants for allegedly allowing the illegal conduct to occur, (ii) unjust enrichment by all individual defendants in the receipt of compensation, and (iii) violation of Section 14(a) of the Exchange Act by failing to disclose the alleged illegal scheme in proxy statements and falsely stating that compensation was based on “pay for performance” where those performance results were allegedly false. The plaintiff seeks on behalf of Adtalem monetary, injunctive and other unspecified relief. The parties reached an agreement to settle this matter along with the City of Hialeah matter (described below). The settlement approval hearing for the City of Hialeah matter was held on May 17, 2019. The court approved the settlement and the matter was dismissed.

On June 20, 2017, the City of Hialeah Employees Retirement System filed a complaint derivatively on behalf of Adtalem in the Court of Chancery of the State of Delaware against individual defendants Daniel M. Hamburger, Christopher B. Begley, Lisa W. Wardell, Lyle Logan, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. Citing the FTC lawsuit and settlement, the January 2016 Notice and ED Settlement, and documents produced in response to plaintiff’s request under Section 220 of the Delaware Code, the plaintiff alleges that the individual defendants have breached their fiduciary duties. The plaintiff asserts that the individual defendants permitted Adtalem and DeVry University to make, and failed to stop, false and misleading advertisements in breach of their fiduciary duties and in bad faith. The plaintiff seeks on behalf of Adtalem monetary and other unspecified relief. A motion to dismiss the complaint was filed by the Adtalem Parties on September 1, 2017, which was partially granted as to one count and partially denied as to another count on April 20, 2018. The parties reached an agreement to settle this matter along with the Myers matter (described above). The settlement approval hearing for the City of Hialeah matter was held on May 17, 2019. The court approved the settlement and the matter was dismissed.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of other similarly situated, against the Adtalem Parties in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the court granted plaintiff’s motion for leave to file an amended complaint. Plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. Defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019 and the court granted Defendants’ motion on July 29, 2019, with leave to amend. The plaintiff has filed an amended complaint on August 26, 2019.

On May 8, 2018, the Carlson Law Firm (“Carlson”) filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students in Rangel v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. in Lindberg v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on May 8, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former DeVry University students seeking to join the consolidated lawsuit. The parties re-filed their briefing on the motions to dismiss so that the motion would apply to all three groups of plaintiffs. On April 24, 2019, the Court granted Adtalem’s and DeVry

University’s motions to dismiss, with leave to amend. The plaintiffs filed an amended complaint on June 7, 2019. Defendants moved to dismiss the complaint on July 5, 2019. Plaintiffs filed its opposition on August 5, 2019.

On April 4, 2019, the Carlson Law Firm sent notice pursuant to California Legal Remedies Act, Civil Code § 1750, of 105 individuals who purportedly have claims against DeVry University and Adtalem based on allegedly deceptive comments made about the benefits of obtaining a DeVry University degree; specifically, that 90% of graduates obtained a job in their chosen field of study within six months of graduation, and that graduates were paid more than graduates of other universities. On July 16, 2019, the Carlson Law Firm filed a lawsuit in the United States District Court for the Northern District of California – San Jose Division against Adtalem and DeVry University on behalf of 102 individual former DeVry University students in Alvarez v. Adtalem and DeVry University, Inc. The plaintiffs contend that defendants misrepresented the benefits of graduating from DeVry University and falsely and misleadingly advertised the employment rate and income rate of their graduates to induce potential students to purchase educational products and services, and to remain students through graduation. The lawsuit seeks exemplary damages, restitution, economic damages, punitive damages, pre- and post-judgment interest, attorneys’ fees and the cost of suit. The plaintiffs brought claims for fraud by misrepresentation, fraud by concealment, negligent misrepresentation, civil theft, violation of the California Consumer Legal Remedies Act, violation of California’s Unfair Competition Law, and violation of California’s False Advertising Law. Adtalem and DeVry University executed a waiver of service of the complaint and their responsive pleading is due on October 1, 2019.

On June 21, 2018, the Stoltmann Law Firm filed a lawsuit against Adtalem in Cook County Circuit Court, alleging that Adtalem breached a contract with the Stoltmann Law Firm to pay filing fees associated with arbitration claims the Stoltmann Law Firm has filed with JAMS. The Stoltmann Law Firm is seeking specific performance from the court. Adtalem moved to dismiss this complaint on August 3, 2018. Prior to the court ruling on Adtalem’s motion to dismiss, the Stoltmann Law Firm and 399 individuals filed an amended complaint on August 9, 2018, asserting claims for specific performance, declaratory judgment and a petition to compel arbitration. Adtalem moved to dismiss the amended complaint on August 31, 2018. The court granted Adtalem’s motion to dismiss on November 30, 2018, but granted plaintiffs leave to file a second amended complaint. A single individual plaintiff filed a second amended complaint on January 3, 2019. Adtalem moved to dismiss the complaint on May 23, 2019. A hearing is set for October 1, 2019.

On June 7, 2019, the Stoltmann Law Firm filed a complaint in the Northern District of Illinois on behalf of Michael Forsythe seeking to compel arbitration of his consumer claims before the Judicial Arbitration and Mediation Services, Inc. (“JAMS”). Adtalem moved to dismiss the complaint on July 1, 2019. A hearing is set for September 11, 2019.

The Stoltmann Law firm is representing hundreds of individuals who have filed claims with JAMS alleging fraud-based claims based on DeVry University’s graduate employment statistics. The Stoltmann Law Firm has paid the filing fees for eight of these arbitrations to move forward. On June 14, 2019, JAMS sent Commencement Letters initiating the arbitration process for the claims of James Archibald and Gilbert Caro. Defendants filed their answers to these two claims on June 28, 2019. An arbitration hearing is tentatively scheduled for March 9-12, 2020, to adjudicate the claims of James Archibald, and February 3-6, 2020, to adjudicate the claims of Gilbert Caro. On August 2, 2019, JAMS sent Commencement Letters initiating the arbitration process for the claims of Sterling Bridges, David Cobb, and Lacresha Houser. Defendants must file their answers by August 16, 2019. On August 5, 2019, JAMS sent Commencement Letters initiating the arbitration process for the claims of Micael Pizzo, Damion Tilghman, and Rickya Tillery. Defendants filed their answers on August 19, 2019. No arbitration hearings have been scheduled yet.

On March 29, 2019, a putative class action lawsuit was filed by Robby Brown, individually and on behalf of all others similarly situated, against Adtalem Global Education Inc. and DeVry University, Inc., in the Western District of Missouri. The complaint was filed on behalf of himself and two separate classes of similarly situated individuals who were citizens of the State of Missouri and who purchased or paid for and received any part of a DeVry University program. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants filed a motion to dismiss the complaint on May 31, 2019. The motion to dismiss has been fully briefed and the parties are awaiting a decision by the court.

On or about April 1, 2019, Adtalem, Chamberlain and DeVry University received similar Civil Investigative Demands (“CID”) from the U.S. Department of Justice (the “DOJ”). The CIDs were issued pursuant to a False Claims Act inquiry concerning allegations that Adtalem, in particular Chamberlain and Adtalem’s former subsidiary DeVry University, submitted or caused the submission of false claims to the U.S. Department of Defense and U.S. Department of Veteran Affairs for federal funds under the GI Bill Programs and Tuition Assistance Program from 2011 to the date of the CIDs. It is specifically alleged that Chamberlain and DeVry University engaged in unlawful recruitment tactics, and provided incentive payments based directly or indirectly on securing federal financial aid. At this time, we cannot predict the duration or outcome of this investigation, but Adtalem is cooperating fully with this DOJ inquiry and is providing documents and other information requested by the DOJ.

On April 3, 2019, a putative class action lawsuit was filed by T’Lani Robinson, individually and on behalf of all others similarly situated, against Adtalem Global Education Inc. and DeVry University, Inc., in the Northern District of Georgia. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Georgia who purchased or paid for and received any part of a DeVry University program. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants filed a motion to dismiss the complaint on May 31, 2019. The motion to dismiss has been fully briefed and the parties are awaiting a decision by the court.

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

Adtalem’s principal business is the provision of educational services. During the fourth quarter of fiscal year 2019, Adtalem renamed two of its segments: Professional Education was renamed Financial Services, and Technology and Business was renamed Business and Law. Adtalem presents three reporting segments: “Medical and Healthcare,” which includes the operations of Chamberlain and the medical and veterinary schools (which include AUC, RUSM and RUSVM); “Financial Services,” which includes the operations of ACAMS, Becker, OCL and EduPristine; and “Business and Law,” which includes the operations of Adtalem Brazil. “Home Office and Other” includes activity not allocated to a reporting segment.

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s Chairman, President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. “Home Office and Other” includes activity not allocated to a reporting segment and is included to reconcile segment results to the Consolidated Financial Statements. Segments may have allocated depreciation expense related to depreciable assets reported as an asset in a different segment. The accounting policies of the segments are the same as those described in “Note 4: Summary of Significant Accounting Policies.”

Summary financial information by reporting segment is as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Revenue:
Medical and Healthcare	$849,861	$815,674	$802,462
Financial Services	167,211	147,195	131,769
Business and Law	225,844	270,934	276,341
Home Office and Other	(3,229)	(2,592)	(2,663)
Total Consolidated Revenue	$1,239,687	$1,231,211	$1,207,909
Operating Income (Loss) from Continuing Operations:
Medical and Healthcare	$155,122	$189,672	$187,138
Financial Services	34,163	27,695	19,866
Business and Law	17,461	29,431	36,204
Home Office and Other (1)	(20,757)	(39,322)	(107,710)
Total Consolidated Operating Income from Continuing Operations	$185,989	$207,476	$135,498
Segment Assets:
Medical and Healthcare	$814,728	$988,920	$905,741
Financial Services	582,327	456,589	451,261
Business and Law	579,578	547,110	606,563
Home Office and Other	266,063	291,760	186,217
Discontinued Operations	—	60,582	165,236
Total Consolidated Assets	$2,242,696	$2,344,961	$2,315,018
Additions to Long-Lived Assets:
Medical and Healthcare	$47,410	$34,099	$15,774
Financial Services	125,494	15,063	364,275
Business and Law	7,177	25,998	19,222
Home Office and Other	8,486	10,675	6,477
Total Consolidated Additions to Long-Lived Assets	$188,567	$85,835	$405,748
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$64,751	$66,530	$42,508
Additions to Capital Assets from Acquisitions	1,197	381	4,913
Additions to Intangible Assets and Goodwill from Acquisitions	122,619	18,924	358,327
Total Consolidated Additions to Long-Lived Assets	$188,567	$85,835	$405,748
Depreciation Expense:
Medical and Healthcare	$28,025	$29,731	$31,938
Financial Services	1,849	1,999	1,869
Business and Law	9,270	10,282	10,117
Home Office and Other	3,885	1,274	1,881
Total Consolidated Depreciation Expense	$43,029	$43,286	$45,805
Intangible Asset Amortization Expense:
Financial Services	$6,947	$6,501	$7,482
Business and Law	1,765	3,037	3,687
Total Consolidated Intangible Asset Amortization Expense	$8,712	$9,538	$11,169

(1)	Home Office and Other Operating Loss includes $52.2 million in charges in the year ended June 30, 2017 for regulatory settlements as described in "Note 3: Regulatory Settlements."

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, St. Maarten, Brazil, Canada, Europe, the Middle East, India, China and the Pacific Rim. Other international revenue, which is derived principally from Europe and the Pacific Rim, was less than 5% of total revenue for each of the years ended June 30, 2019, 2018 and 2017. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Revenue from Unaffiliated Customers:
Domestic Operations	$640,733	$610,967	$585,865
International Operations:
Barbados, Dominica, St. Kitts and St. Maarten	362,427	342,831	340,861
Brazil	225,844	270,934	276,341
Other	10,683	6,479	4,842
Total International	598,954	620,244	622,044
Total Consolidated Revenue	$1,239,687	$1,231,211	$1,207,909
Long-Lived Assets:
Domestic Operations	$157,367	$148,724	$164,324
International Operations:
Barbados, Dominica, St. Kitts and St. Maarten	176,229	182,701	190,843
Brazil	91,588	94,467	104,497
Other	1,950	2,021	3,378
Total International	269,767	279,189	298,718
Total Consolidated Long-Lived Assets	$427,134	$427,913	$463,042

No one customer accounted for more than 10% of Adtalem’s consolidated revenue.

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2019 and 2018, are as follows:

	Quarter
	First	Second	Third	Fourth	Total Year
Year Ended June 30, 2019	(in thousands, except per share amounts)
Revenue	$284,190	$316,594	$308,609	$330,294	$1,239,687
Operating (Loss) Income from Continuing Operations	$(2,508)	$70,299	$46,306	$71,892	$185,989
Amounts Attributable to Adtalem Global Education:
(Loss) Income from Continuing Operations	$(4,823)	$52,418	$36,252	$51,764	$135,611
(Loss) Income from Discontinued Operations	$(4,707)	$(35,123)	$1,653	$(2,266)	$(40,443)
Net (Loss) Income Attributable to Adtalem Global Education	$(9,530)	$17,295	$37,905	$49,498	$95,168
Earnings (Loss) per Common Share Attributable to Adtalem Global Education Shareholders:
Basic:
Continuing Operations	$(0.08)	$0.89	$0.62	$0.92	$2.32
Discontinued Operations	$(0.08)	$(0.59)	$0.03	$(0.04)	$(0.69)
Total	$(0.16)	$0.29	$0.65	$0.88	$1.63
Diluted:
Continuing Operations	$(0.08)	$0.87	$0.62	$0.90	$2.29
Discontinued Operations	$(0.08)	$(0.59)	$0.03	$(0.04)	$(0.68)
Total	$(0.16)	$0.29	$0.64	$0.86	$1.60

	Quarter
	First	Second	Third	Fourth	Total Year
Year Ended June 30, 2018	(in thousands, except per share amounts)
Revenue	$293,143	$308,211	$310,070	$319,787	$1,231,211
Operating Income from Continuing Operations	$29,886	$59,919	$52,504	$65,167	$207,476
Amounts Attributable to Adtalem Global Education:
Income (Loss) from Continuing Operations	$25,438	$(51,841)	$42,905	$97,413	$113,915
Loss from Discontinued Operations	$(12,653)	$(29,315)	$(3,571)	$(34,607)	$(80,146)
Net Income (Loss) Attributable to Adtalem Global Education	$12,785	$(81,156)	$39,334	$62,806	$33,769
Earnings (Loss) per Common Share Attributable to Adtalem Global Education Shareholders:
Basic:
Continuing Operations	$0.41	$(0.85)	$0.70	$1.60	$1.85
Discontinued Operations	$(0.20)	$(0.48)	$(0.06)	$(0.57)	$(1.30)
Total	$0.20	$(1.33)	$0.64	$1.03	$0.55
Diluted:
Continuing Operations	$0.40	$(0.85)	$0.69	$1.58	$1.83
Discontinued Operations	$(0.20)	$(0.48)	$(0.06)	$(0.56)	$(1.29)
Total	$0.20	$(1.33)	$0.63	$1.02	$0.54

NOTE 18: SUBSEQUENT EVENT

On July 31, 2019, Adtalem transferred ownership of its Chicago, Illinois campus to DePaul College Prep Foundation (“DePaul College Prep”) for $52.0 million. Adtalem will hold a mortgage, secured by the property, from DePaul College Prep for $46.8 million. Adtalem also entered into a 3-year lease with DePaul College Prep for a portion of this facility to continue to be used by Chamberlain. This lease can be terminated by DePaul College Prep after two years.

ADTALEM GLOBAL EDUCATION INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended June 30, 2019, 2018 and 2017

(in thousands)

		Charged
	Balance at	to Costs		Charged				Balance
	Beginning	and		to Other				at End of
Description of Allowances and Reserves	of Year	Expenses		Accounts		Deductions		Year
Year Ended June 30, 2019
Deducted from accounts receivable for refunds	$387	$—		$(387)	(e)	$—		$—
Deducted from accounts receivable for uncollectible accounts	27,582	19,137		881	(a)(f)	23,945	(b)	23,655
Deducted from long-term notes receivable for uncollectible notes	10	4		—		—		14
Deducted from deferred tax assets for valuation allowances	11,496	6,767		4		8,324		9,943
Restructuring expense reserve	38,927	8,870		—		22,714	(d)	25,083
Year Ended June 30, 2018
Deducted from accounts receivable for refunds	$450	$16,882	(c)	$—		$16,945	(b)	$387
Deducted from accounts receivable for uncollectible accounts	24,570	16,925		(1,283)	(a)	12,630	(b)	27,582
Deducted from long-term notes receivable for uncollectible notes	15	(5)		—		—		10
Deducted from deferred tax assets for valuation allowances	9,456	2,266		(19)		207		11,496
Restructuring expense reserve	46,115	19,893		—		27,081	(d)	38,927
Year Ended June 30, 2017
Deducted from accounts receivable for refunds	$690	$15,525	(c)	$—		$15,765	(b)	$450
Deducted from accounts receivable for uncollectible accounts	25,524	19,003		(240)	(a)	19,717	(b)	24,570
Deducted from long-term notes receivable for uncollectible notes	16	(1)		—		—		15
Deducted from deferred tax assets for valuation allowances	8,624	883		1,865		1,916		9,456
Restructuring expense reserve	48,223	27,620		—		29,728	(d)	46,115

(a)	Effects of foreign currency translation charged to Accumulated Other Comprehensive Loss.
(b)	Write-offs of uncollectable amounts and cash refunds.
(c)	Amounts recorded as a reduction of revenue, including adjustment for withdrawn students.
(d)	Payments and/or adjustments of liabilities for restructuring reserve.
(e)	Reclassification between accounts.
(f)	OnCourse Learning’s acquired balance.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adtalem Global Education Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adtalem Global Education Inc. and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded OnCourse Learning from its assessment of internal control over financial reporting as of June 30, 2019 because it was acquired by the Company in a purchase business combination during May 2019. We have also excluded OnCourse Learning from our audit of internal control over financial reporting. OnCourse Learning is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.3% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Adtalem Brazil Reporting Unit

As described in Notes 4 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $874 million at June 30, 2019, and the amount of goodwill associated with the Adtalem Brazil reporting unit was $187 million.  Management conducts an annual impairment assessment as of May 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill balances may be impaired. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. As of the annual impairment assessment performed during the fourth quarter, the amount of excess estimated fair value over the carrying value was 13%  for the Adtalem Brazil reporting unit. The estimated fair value of the reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. The key assumptions utilized in calculating the fair value of the Adtalem Brazil reporting unit were the discount rate, revenue growth rate over the forecast period, and terminal growth rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Adtalem Brazil reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit, which in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to management’s cash flow projections and significant assumptions, including the discount rate, revenue growth rate over the forecast period, and terminal growth rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including the discount rate, revenue growth rate over the forecast period, and terminal growth rate. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow model and certain significant assumptions, including the discount rate and terminal growth rate. Evaluating the assumption related to the revenue growth rate over the forecast period involved evaluating whether the assumption used was reasonable by considering the current and past performance of the reporting unit, consistency with external market and industry data, and whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 28, 2019

We have served as the Company’s auditor since 1991.

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

Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that Adtalem’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed in the reports that Adtalem files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Adtalem is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2019, Adtalem’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, Adtalem’s management concluded that as of June 30, 2019, its internal control over financial reporting was effective based upon these criteria. Adtalem acquired OnCourse Learning (“OCL”) in a purchase business combination in May 2019, therefore, management has excluded OCL from its assessment of the effectiveness of internal controls over financial reporting as of June 30, 2019. Total assets, excluding intangible assets and goodwill, and total revenues of OCL represented 0.3% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2019.

 The effectiveness of Adtalem’s internal control over financial reporting as of June 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during our latest fiscal quarter that materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting. As discussed above, on May 31, 2019, we completed our acquisition of OCL and OCL became our wholly owned subsidiary. As a result of the OCL acquisition, the internal control over financial reporting utilized by us prior to the acquisition became the internal control over financial reporting of OCL, and we are currently in the process of evaluating and integrating OCL’s historical internal controls over financial reporting with ours.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to Adtalem’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 6, 2019 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of Adtalem and its subsidiaries are included in Part II, Item 8, on pages 78 through 129 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of Adtalem and its subsidiaries is included in Part II, Item 8 on page 126 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 134 through 138 of this Annual Report on Form 10-K.

ITEM 16 - FORM 10-K SUMMARY

None.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

The operating results presented below (except for (Loss) Income from Discontinued Operations, Net of Tax, Net Income (Loss) Attributable to Adtalem and Diluted Earnings (Loss) per Common Share (EPS)) exclude the results of DeVry University and Carrington College (“Carrington”), which are included in discontinued operations. Cash and Cash Equivalents and Capital Expenditures exclude the balances of DeVry University and Carrington, which were divested in fiscal year 2019. Operating results for business combinations are included since the date of each respective acquisition. See “Note 9: Business Combinations” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of acquisitions.

	Fiscal Year
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
OPERATING:
Revenue	$1,239,687	$1,231,211	$1,207,909	$1,080,075	$958,240
Depreciation	43,029	43,286	45,805	43,319	46,789
Amortization of Intangible Assets and Other	10,278	11,811	11,873	5,896	5,288
Interest and Dividend Income	7,976	5,827	4,905	666	1,904
Interest Expense	23,631	14,620	9,144	5,934	5,313
Income from Continuing Operations, Net of Tax	135,611	113,915	119,974	125,086	117,923
(Loss) Income from Discontinued Operations, Net of Tax	(40,443)	(80,146)	2,309	(128,252)	21,976
Net Income (Loss) Attributable to Adtalem	95,168	33,769	122,283	(3,166)	139,899
Diluted Earnings from Continuing Operations per Common Share (EPS)	2.29	1.83	1.87	1.94	1.81
Diluted Earnings (Loss) per Common Share (EPS)	1.60	0.54	1.91	(0.05)	2.14
Shares Used in Calculating Diluted EPS	59,330	62,280	64,019	64,371	65,277
Cash Dividend Declared per Common Share	—	—	0.18	0.36	0.36
FINANCIAL POSITION:
Cash and Cash Equivalents	299,445	430,690	240,426	305,147	345,848
Total Assets	2,242,696	2,344,961	2,315,018	2,096,996	2,065,472
Long-Term Debt	407,000	300,000	125,000	—	—
Total Shareholders' Equity	1,391,530	1,519,286	1,669,039	1,582,087	1,584,810
OTHER SELECTED DATA:
Net Cash Provided by Operating Activities	204,858	239,189	230,920	231,483	210,873
Capital Expenditures	64,751	66,530	42,508	51,455	76,736
Shares Outstanding at Year-end	55,303	59,893	62,371	62,549	63,623
Closing Price of Common Stock at Year-end	45.05	48.10	37.95	17.84	29.98
Price Earnings Ratio on Common Stock (1)	28	89	20	NM	14

(1)	Computed on trailing four quarters of earnings per common share.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
2(a)

Agreement and Plan of Merger, dated May 18, 2016, by and among DeVry/Becker Education Development Corp., AGM Acquisition Corp., Cardinal Acquisition Merger Sub, Inc., Alert Global Media Holdings, LLC, and Registrant

Exhibit 2.1 to the Registrant’s Form 8-K filed June 23, 2016

2(b)	Stock Purchase Agreement, by and between the Registrant and Cogswell Education, LLC, dated December 4, 2017 (the “Stock Purchase Agreement”)		Exhibit 2.1 to the Registrant’s Form 8-K dated December 4, 2017

2(c)	Amendment No. 1 to the Stock Purchase Agreement, dated August 2, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated August 3, 2018

2(d)	Amendment No. 2 to the Stock Purchase Agreement dated as of December 11, 2018, by and between the Registrant and Cogswell		Exhibit 2.3 to the Registrant’s Form 8-K filed December 12, 2018

2(e)	Amendment No. 3 to the Stock Purchase Agreement, dated as of December 11, 2018, by and between the Registrant and Cogswell		Exhibit 2.4 to the Registrant’s Form 8-K filed December 12, 2018

2(f)	Membership Interest Purchase Agreement, by and between the Registrant and San Joaquin Valley College, Inc., dated June 28, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated June 29, 2018

3(a)	Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.2 to the Registrant’s Form 8-K dated May 22, 2017

3(b)	Amendment to Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.1 to the Registrant’s Form 8-K dated May 22, 2017

3(c)	Amended and Restated By-Laws of the Registrant, as amended as of May 23, 2017		Exhibit 3.3 to the Registrant’s Form 8-K dated May 22, 2017

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

Exhibit 10.1 to the Registrant’s Form 8-K filed April 19, 2018

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
4(b)	Description of Registrant’s Securities	X

10(a)*	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010

10(b)*	Registrant’s Fourth Amended and Restated Incentive Plan of 2013		Appendix A of the Supplement to Proxy Statement dated October 10, 2017

10(c)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(d)*	Form of Nonqualified Stock Option Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(e)*	Form of Incentive Stock Option Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(f)*	Form of Incentive Stock Option Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(g)*	Form of Full Value Share Award Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10.2 to the Registrant’s Form 8-K dated February 20, 2013

10(h)*	Form of Full Value Share Award Agreement for Directors under the Amended and Restated Incentive Plan of 2005		Exhibit 10(j) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(i)*	Form of Full Value Share Award Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(k) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(j)*	Form of Performance Share Award Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(l) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(k)*	Form of Stock Appreciation Rights Agreement under the Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated February 20, 2013

10(l)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10(m)*	Form of Nonqualified Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(n)*	Form of Incentive Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(o)*	Form of Incentive Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(p)*	Form of Full Value Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 8, 2014

10(q)*	Form of Full Value Share Award Agreement for Directors under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(t) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(r)*	Form of Full Value Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(u) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(s)*	Form of Performance Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(v) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(t)*	Form of Performance Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(w) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(u)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(x) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(v)*	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014

10(w)*	Registrant’s Success Sharing Retirement Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014

10(x)*	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010

10(y)*	Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

10(z)*	First Amendment to Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2013

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:

10(aa)*	Employment Agreement between the Registrant and Lisa W. Wardell, dated May 24, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated May 27, 2016

10(bb)*	Executive Employment Agreement between the Registrant and Robert Paul, dated March 16, 2014		Exhibit 10(gg) to the Registrant’s Form 10-K for the year ended June 30, 2015

10(cc)*	Executive Employment Agreement between the Registrant and Patrick J. Unzicker, dated May 31, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated June 1, 2016

10(dd)*	Executive Employment Agreement between the Registrant and Gregory S. Davis, dated July 7, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated January 1, 2017

10(ee)*	Executive Employment Agreement between the Registrant and Steven Riehs, dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013

10(ff)*	Executive Employment Agreement between the Registrant and Susan Groenwald, dated September 1, 2011		Exhibit 10(ii) to the Registrant’s Form 10-K for the year ended June 30, 2014

10(gg)*	Executive Employment Agreement between the Registrant and Lisa M. Sodeika, dated February 17, 2015		Exhibit 10(ll) to the Registrant’s Form 10-K for the year ended June 30, 2017

10(hh)*	Executive Employment Agreement between the Registrant and Gena L. Ashe, dated May 30, 2017		Exhibit 10(ii) to the Registrant’s Form 10-K for the year ended June 30, 2018

10(ii)*	Executive Employment Agreement between the Registrant and Donna N. Jennings-Howell, dated October 12, 2009		Exhibit 10(jj) to the Registrant’s Form 10-K for the year ended June 30, 2018

10(jj)*	Executive Employment Agreement between the Registrant and Mehul R. Patel, dated September 5, 2017		Form 10(kk) to the Registrant’s Form 10-K for the year ended June 30, 2018

10(kk)*	Executive Employment Agreement between the Registrant and Stephen W. Beard, dated February 1, 2018	X

10(ll)*	Executive Employment Agreement between the Registrant and Kathy Boden Holland, dated May 9, 2018	X

10(mm)*	Letter Agreement among the Registrant, Michael W. Malafronte and International Value Advisers, LLC and affiliated parties listed therein, dated October 3, 2017		Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2017

10(nn)	Promissory Note, dated December 11, 2018, by and between Adtalem and DeVry University, Inc.		Exhibit 2.5 to the Registrant’s Form 8-K dated December 12, 2018

21	Subsidiaries of the Registrant	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X

31	Rule 13a-14(a)/15d-14(a) Certifications	X

32	Section 1350 Certifications**

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Designates management contracts and compensatory plans or arrangements.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.
Date: August 28, 2019
	By:	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa W. Wardell	Chairman of the Board, President and Chief Executive Officer	August 28, 2019
Lisa W. Wardell

/s/ Steven M. Altschuler	Director	August 28, 2019
Steven M. Altschuler

/s/ William W. Burke	Lead Independent Director	August 28, 2019
William W. Burke

/s/ Donna J. Hrinak	Director	August 28, 2019
Donna J. Hrinak

/s/ Georgette Kiser	Director	August 28, 2019
Georgette Kiser

/s/ Lyle Logan	Director	August 28, 2019
Lyle Logan

/s/ Michael W. Malafronte	Director	August 28, 2019
Michael W. Malafronte

/s/ James D. White	Director	August 28, 2019
James D. White