Form 10-Q
period 2019-09-30
Adtalem Global Education Inc.
filed 2019-10-30
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

(866) 374-2678

(Registrant’s telephone number; including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 Par Value	ATGE	NYSE, CSE

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

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

October 22, 2019 — 53,995,000 shares of Common Stock, $0.01 par value

ADTALEM GLOBAL EDUCATION INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	June 30,	September 30,
	2019	2019	2018
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$121,079	$204,202	$334,222
Investments in Marketable Securities	8,763	8,680	8,402
Restricted Cash	710	1,022	877
Accounts Receivable, Net	116,212	83,560	108,213
Prepaid Expenses and Other Current Assets	39,476	29,313	60,031
Current Assets Held for Sale	169,873	177,923	227,641
Total Current Assets	456,113	504,700	739,386
Land, Building and Equipment:
Land	41,441	41,938	41,183
Building	309,893	322,657	288,438
Equipment	235,027	228,533	221,294
Construction in Progress	8,681	13,545	25,799
	595,042	606,673	576,714
Accumulated Depreciation	(314,219)	(323,240)	(306,340)
Land, Building and Equipment Held for Sale, Net	73,763	81,250	81,029
Land, Building and Equipment, Net	354,586	364,683	351,403
Noncurrent Assets:
Operating Lease Assets	195,238	—	—
Deferred Income Taxes	14,977	18,314	31,080
Intangible Assets, Net	295,324	297,989	240,166
Goodwill	686,992	687,256	627,239
Other Assets, Net	91,086	52,113	45,201
Other Assets Held for Sale	366,008	317,641	315,390
Total Noncurrent Assets	1,649,625	1,373,313	1,259,076
TOTAL ASSETS	$2,460,324	$2,242,696	$2,349,865

LIABILITIES:
Current Liabilities:
Accounts Payable	$44,674	$53,385	$48,087
Accrued Salaries, Wages and Benefits	30,071	46,664	32,056
Accrued Liabilities	61,966	76,529	80,591
Deferred Revenue	168,533	95,944	173,856
Current Operating Lease Liabilities	54,057	—	—
Current Portion of Long-Term Debt	3,000	3,000	3,000
Current Liabilities Held for Sale	50,174	36,109	121,496
Total Current Liabilities	412,475	311,631	459,086
Noncurrent Liabilities:
Long-Term Debt	327,600	398,094	289,579
Long-Term Operating Lease Liabilities	192,055	—	—
Deferred Income Taxes	29,094	29,426	29,378
Other Liabilities	92,252	86,326	101,561
Noncurrent Liabilities Held for Sale	76,468	16,146	21,412
Total Noncurrent Liabilities	717,469	529,992	441,930
TOTAL LIABILITIES	1,129,944	841,623	901,016
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NONCONTROLLING INTEREST	3,187	9,543	8,814
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 54,649,000, 55,303,000 and 59,120,000 Shares Outstanding at September 30, 2019, June 30, 2019 and September 30, 2018, respectively	805	801	798
Additional Paid-in Capital	492,151	486,061	469,545
Retained Earnings	2,027,263	2,012,902	1,908,465
Accumulated Other Comprehensive Loss	(176,739)	(137,290)	(163,168)
Treasury Stock, at Cost, 25,862,000, 24,830,000 and 20,727,000 Shares at September 30, 2019, June 30, 2019 and September 30, 2018, respectively	(1,016,287)	(970,944)	(775,605)
TOTAL SHAREHOLDERS’ EQUITY	1,327,193	1,391,530	1,440,035
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$2,460,324	$2,242,696	$2,349,865

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
	(in thousands, except per share amounts)
REVENUE	$254,613	$236,939
OPERATING COST AND EXPENSE:
Cost of Educational Services	128,034	111,534
Student Services and Administrative Expense	99,087	89,164
Restructuring Expense	6,530	39,473
Gain on Sale of Assets	(4,779)	—
Total Operating Cost and Expense	228,872	240,171
Operating Income (Loss) from Continuing Operations	25,741	(3,232)
OTHER INCOME (EXPENSE):
Interest and Dividend Income	678	969
Interest Expense	(5,328)	(4,918)
Investment Gain	23	—
Net Other Expense	(4,627)	(3,949)
Income (Loss) from Continuing Operations Before Income Taxes	21,114	(7,181)
Income Tax (Provision) Benefit	(3,706)	2,330
Income (Loss) from Continuing Operations	17,408	(4,851)
DISCONTINUED OPERATIONS (NOTE 2):
Loss from Discontinued Operations Before Income Taxes	(2,883)	(5,719)
Income Tax (Provision) Benefit	(273)	985
Loss from Discontinued Operations	(3,156)	(4,734)
NET INCOME (LOSS)	14,252	(9,585)
Net Loss Attributable to Noncontrolling Interest from Continuing Operations	109	64
Net Income Attributable to Noncontrolling Interest from Discontinued Operations	—	(9)
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$14,361	$(9,530)

AMOUNTS ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION:
Income (Loss) from Continuing Operations	$17,517	$(4,787)
Loss from Discontinued Operations	(3,156)	(4,743)
NET INCOME (LOSS) ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$14,361	$(9,530)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION SHAREHOLDERS:
Basic:
Continuing Operations	$0.32	$(0.08)
Discontinued Operations	$(0.06)	$(0.08)
Total	$0.26	$(0.16)
Diluted:
Continuing Operations	$0.31	$(0.08)
Discontinued Operations	$(0.06)	$(0.08)
Total	$0.26	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
	(in thousands)
NET INCOME (LOSS)	$14,252	$(9,585)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Loss	(39,494)	(20,615)
Change in Fair Value of Available-For-Sale Securities	45	(4)
COMPREHENSIVE LOSS	(25,197)	(30,204)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	184	669
COMPREHENSIVE LOSS ATTRIBUTABLE TO ADTALEM GLOBAL EDUCATION	$(25,013)	$(29,535)

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$14,252	$(9,585)
Loss from Discontinued Operations	3,156	4,734
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	5,223	4,137
Amortization and Adjustments to Operating Lease Assets	12,804	—
Depreciation	8,393	7,727
Amortization of Intangible Assets	2,534	1,605
Amortization of Deferred Debt Issuance Costs	392	392
Provision for Bad Debts	5,554	1,203
Deferred Income Taxes	2,991	7,915
Loss on Disposals, Accelerated Depreciation and Adjustments to Land, Building and Equipment	1,053	37,984
Realized Loss on Investments	11	—
Unrealized Gain on Investments	(33)	—
Realized Gain on Sale of Assets	(4,779)	—
Changes in Assets and Liabilities:
Accounts Receivable	(38,206)	(39,199)
Prepaid Expenses and Other Current Assets	(13,646)	(11,308)
Accounts Payable	(7,566)	1,397
Accrued Salaries, Wages, Benefits and Liabilities	(19,010)	(14,257)
Deferred Revenue	72,589	74,909
Operating Lease Liabilities	(13,681)	—
Other Assets and Liabilities	1,270	(14,137)
Net Cash Provided by Operating Activities-Continuing Operations	33,301	53,517
Net Cash Provided by Operating Activities-Discontinued Operations	14,167	24,497
NET CASH PROVIDED BY OPERATING ACTIVITIES	47,468	78,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(10,436)	(13,321)
Sales of Marketable Securities	290	—
Purchases of Marketable Securities	(292)	(4,152)
Proceeds from Sale of Assets	6,421	—
Net Cash Used in Investing Activities-Continuing Operations	(4,017)	(17,473)
Net Cash Used in Investing Activities-Discontinued Operations	(1,728)	(2,946)
NET CASH USED IN INVESTING ACTIVITIES	(5,745)	(20,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	828	10,492
Employee Taxes Paid on Withholding Shares	(5,045)	(5,188)
Proceeds from Stock Issued Under Colleague Stock Purchase Plan	—	159
Repurchase of Common Stock for Treasury	(40,255)	(59,175)
Borrowings Under Credit Facility	30,000	—
Repayments Under Credit Facility	(100,750)	(750)
Proceeds from Down Payment on Seller Loan	5,200	—
Payment for Purchase of Noncontrolling Interest of Subsidiary	(6,247)	—
Net Cash Used in Financing Activities-Continuing Operations	(116,269)	(54,462)
Net Cash Used in Financing Activities-Discontinued Operations	(480)	(470)
NET CASH USED IN FINANCING ACTIVITIES	(116,749)	(54,932)
Effects of Exchange Rate Differences	(6,750)	(1,579)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(81,776)	1,084
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	300,467	444,405
Cash, Cash Equivalents and Restricted Cash at End of Period	218,691	445,489
Less: Cash, Cash Equivalents and Restricted Cash of Discontinued Operations at End of Period	96,902	110,390
Cash, Cash Equivalents and Restricted Cash at End of Period	$121,789	$335,099
Non-cash Investing and Financing Activity:
Decrease in Redemption Value of Noncontrolling Interest Put Option	$—	$(241)

The accompanying notes are an integral part of these consolidated financial statements.

ADTALEM GLOBAL EDUCATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Three Months Ended	(in thousands)
Balance at June 30, 2019	$801	$486,061	$2,012,902	$(137,290)	$(970,944)	$1,391,530
Net income			14,361			14,361
Foreign currency translation				(39,494)		(39,494)
Unrealized investment gains, net of tax				45		45
Stock-based compensation		5,225				5,225
Net activity from stock-based compensation awards	4	865			(5,088)	(4,219)
Repurchase of common shares for treasury					(40,255)	(40,255)
Balance at September 30, 2019	$805	$492,151	$2,027,263	$(176,739)	$(1,016,287)	$1,327,193

Three Months Ended
Balance at June 30, 2018	$793	$454,653	$1,917,373	$(142,168)	$(711,365)	$1,519,286
Cumulative effect adjustment upon the adoption of ASU 2016-01			381	(381)		—
Net loss			(9,530)			(9,530)
Foreign currency translation				(20,615)		(20,615)
Unrealized investment losses, net of tax				(4)		(4)
Change in noncontrolling interest put option			241			241
Stock-based compensation		4,369				4,369
Net activity from stock-based compensation awards	5	10,487			(5,188)	5,304
Proceeds from stock issued under Colleague Stock Purchase Plan		36			123	159
Repurchase of common shares for treasury					(59,175)	(59,175)
Balance at September 30, 2018	$798	$469,545	$1,908,465	$(163,168)	$(775,605)	$1,440,035

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

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1: INTERIM FINANCIAL STATEMENTS

For purposes of this report, “Adtalem,” “we,” “our,” “us,” or similar references refers to Adtalem Global Education Inc. and its consolidated subsidiaries, unless the context requires otherwise. The interim Consolidated Financial Statements include accounts of Adtalem and its wholly-owned and majority-owned subsidiaries. Adtalem’s wholly-owned subsidiaries include:

●	Chamberlain University (“Chamberlain”)
●	American University of the Caribbean School of Medicine (“AUC”)
●	Ross University School of Medicine (“RUSM”)
●	Ross University School of Veterinary Medicine (“RUSVM”)
●	Association of Certified Anti-Money Laundering Specialists (“ACAMS”)
●	Becker Professional Education (“Becker”)
●	OnCourse Learning (“OCL”)

In addition, Adtalem maintains a 69% ownership interest in EduPristine.

In addition, Adtalem had a 97.9% ownership interest in Adtalem Education of Brazil (“Adtalem Brazil”) as of June 30, 2019. On July 1, 2019, the Adtalem Brazil management noncontrolling interest members exercised their put options and sold their remaining ownership interests in Adtalem Brazil to Adtalem. As of the first quarter of fiscal year 2020, Adtalem owns 100% of Adtalem Brazil. On October 18, 2019, Adtalem entered into a definitive agreement to sell Adtalem Brazil. Adtalem Brazil is presented as discontinued operations, see “Note 2: Discontinued Operations and Assets Held for Sale” for further details.

On December 4, 2018, Adtalem completed the sale of its previously wholly-owned subsidiary Carrington College (“Carrington”). On December 11, 2018, Adtalem completed the sale of its previously wholly-owned subsidiary DeVry University. Carrington and DeVry University are presented as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” for additional details.

These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of Adtalem.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Adtalem's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three months ended September 30, 2019 are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On December 4, 2018, Adtalem completed the sale of Carrington to San Joaquin Valley College, Inc. (“SJVC”) for de minimis consideration. As the sale represented a strategic shift that has a major effect on Adtalem’s operations and financial results, Carrington is presented in Adtalem’s financial reporting as a discontinued operation. Adtalem has retained certain leases associated with the Carrington operations. Adtalem remains the primary lessee on these leases and subleases to Carrington. Adtalem records the proceeds from these subleases as an offset to operating costs. Adtalem also assigned certain leases to Carrington but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $11.3 million on the sale of Carrington and transferred $9.9 million of cash and restricted cash balances to Carrington in the second quarter of fiscal year 2019, subject to post-closing adjustments to be completed in fiscal year 2020.

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that has a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears and has a maturity date of January 1, 2022. DeVry University may make prepayments on the Note. This loan is presented as Other Assets, Net on the Consolidated Balance Sheet. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $22.3 million on the sale of DeVry University and transferred $40.2 million of cash and restricted cash balances to DeVry University in fiscal year 2019.

On October 18, 2019, Adtalem entered into a Stock Purchase Agreement (“Purchase Agreement”) with Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem will sell all of the issued and outstanding shares of Adtalem Brasil Holding S.A. (a/k/a Adtalem Brazil) to the Purchaser for approximately $465 million in cash. In addition, Adtalem expects to receive approximately $74 million in settlement of cash balances as of June 30, 2019 of $89 million, net of indebtedness of $15 million, resulting in total proceeds of $539 million. This transaction is expected to be completed in the first half of fiscal year 2021. This sale advances Adtalem’s strategy to become a leading workforce solutions provider in the medical and healthcare and financial services industries, aligning Adtalem’s portfolio to better address the global workforce skills gap and serve its markets in a more competitive and comprehensive way. As the potential sale represents a strategic shift that will have a major effect on Adtalem’s operations and financial results, Adtalem Brazil is presented in Adtalem’s financial reporting as a discontinued operation. All prior periods presented disclose Adtalem Brazil’s assets and liabilities as held for sale, and operations and cash flows of Adtalem Brazil, which were previously included as the only component of the Business and Law reportable segment, as discontinued operations. In connection with the announced proposed sale of Adtalem Brazil, Adtalem entered into certain deal contingent foreign exchange forward contracts to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk. Management does not expect this contract to qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value will be recorded to the income statement.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale (in thousands).

	September 30,	June 30,	September 30,
	2019	2019	2018
ASSETS:
Current Assets:
Cash and Cash Equivalents	$96,902	$95,243	$94,423
Restricted Cash	—	—	15,967
Accounts Receivable, Net	64,915	74,269	98,089
Prepaid Expenses and Other Current Assets	8,056	8,411	19,162
Total Current Assets Held for Sale	169,873	177,923	227,641
Land, Building and Equipment Held for Sale, Net	73,763	81,250	81,029
Noncurrent Assets:
Operating Lease Assets	72,261	—	—
Intangible Assets, Net	110,711	120,108	115,429
Goodwill	173,064	187,195	178,046
Perkins Program Fund, Net	—	—	13,450
Other Assets, Net	9,972	10,338	8,465
Total Noncurrent Assets Held for Sale	366,008	317,641	315,390
Total Assets Held for Sale	$609,644	$576,814	$624,060

LIABILITIES:
Current Liabilities:
Accounts Payable	$2,857	$4,242	$25,896
Accrued Salaries, Wages and Benefits	16,239	17,828	22,526
Accrued Liabilities	9,800	10,193	14,580
Deferred Revenue	11,104	3,846	58,494
Current Operating Lease Liabilities	10,174	—	—
Total Current Liabilities Held for Sale	50,174	36,109	121,496
Noncurrent Liabilities:
Long-Term Operating Lease Liabilities	62,367	—	—
Deferred Income Taxes	—	—	216
Other Liabilities	14,101	16,146	21,196
Total Noncurrent Liabilities Held for Sale	76,468	16,146	21,412
Total Liabilities Held for Sale	$126,642	$52,255	$142,908

The following is a summary of income statement information of operations reported as discontinued operations (in thousands). The results include Carrington's and DeVry University's operations through the date of each respective sale.

	Three Months Ended
	September 30,
	2019	2018
REVENUE	$45,652	$159,554
OPERATING COST AND EXPENSE:
Cost of Educational Services	33,948	98,460
Student Services and Administrative Expense	14,373	64,706
Restructuring Expense (Gain)	35	(443)
Asset Impairment Charge - Building and Equipment	—	2,242
Total Operating Cost and Expense	48,356	164,965
Operating Loss from Discontinued Operations	(2,704)	(5,411)
OTHER INCOME (EXPENSE):
Interest and Dividend Income	978	976
Interest Expense	(1,157)	(1,284)
Net Other Expense	(179)	(308)
Loss from Discontinued Operations Before Income Taxes	(2,883)	(5,719)
Income Tax (Provision) Benefit	(273)	985
Loss from Discontinued Operations	(3,156)	(4,734)
Net Income Attributable to Noncontrolling Interest	—	(9)
Loss from Discontinued Operations Attributable to Adtalem Global Education	$(3,156)	$(4,743)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adtalem and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100%, but greater than 50%, the noncontrolling ownership interest is reported on our Consolidated Balance Sheets. The noncontrolling ownership interest earnings portion is classified as “Net Loss Attributable to Noncontrolling Interest from Continuing Operations” and “Net Income Attributable to Noncontrolling Interest from Discontinued Operations” in our Consolidated Statements of Income (Loss). Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years.

Investments in Equity Securities

For an investment in equity securities where we do not have the ability to influence the operating and financial decisions of the investee, the initially recorded cost basis is adjusted upon the occurrence of an observable transaction in the security. Generally, an investment in an equity security is defined as an ownership interest of less than 20%. The equity investment is classified as Other Assets, Net on the Consolidated Balance Sheets.

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

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended September 30, 2019
	Medical and	Financial	Home Office
	Healthcare	Services	and Other	Consolidated
Higher Education	$201,453	$—	$—	$201,453
Test Preparation/Certifications	—	24,972	—	24,972
Conferences/Seminars	—	17,070	—	17,070
Memberships/Subscriptions	—	4,867	—	4,867
Other	6,034	217	—	6,251
Total	$207,487	$47,126	$—	$254,613

	Three Months Ended September 30, 2018
	Medical and	Financial	Home Office
	Healthcare	Services	and Other	Consolidated
Higher Education	$201,173	$—	$—	$201,173
Test Preparation/Certifications	—	28,716	(807)	27,909
Conferences/Seminars	—	2,868	—	2,868
Memberships/Subscriptions	—	3,936	—	3,936
Other	927	126	—	1,053
Total	$202,100	$35,646	$(807)	$236,939

In addition, see “Note 15: Segment Information” for a disaggregation of revenue by geographical region.

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

Test Preparation/Certifications: Test preparation revenue consists of test preparation course instruction and self-study materials sales. Becker test preparation revenue is recognized when access to the course materials is delivered to the customer. EduPristine test preparation course instruction revenue is recognized on a straight-line basis over the applicable instruction delivery periods. Certification revenue consists of exam preparation guides, seminars, exam sitting fees and recertification fees. We recognize revenue for each of these items at a point in time when the applicable performance obligation is satisfied.

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

Customer contracts generally have separately stated prices for each performance obligation contained in the contract. Therefore, each performance obligation generally has its own standalone selling price. For higher education students, arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students utilizing private funding or funding through Adtalem’s institutional loan programs (see “Note 6: Financing Receivables” for further discussion) generally pay during or after the academic term is complete. For non-higher education customers, payment is typically due and collected at the time a customer places an order.

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

We believe it is probable that no significant reversal will occur in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. Therefore, the estimate of variable consideration is not constrained.

Contract Balances

For higher education institutions, students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term. As instruction is provided, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s institutional loan programs (see “Note 6: Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable is reduced.

For our Financial Services businesses, customers are billed and payment is due at the time of order placement. In most cases, performance obligations are delivered subsequent to payments received. Delivering our performance obligations reduces deferred revenue, and accounts receivable is reduced upon payments received. Becker offers flexible payment plans with terms of up to 18-months as a financing option for the Becker CPA Exam Review Course (see “Note 6: Financing Receivables”). In this case, payment is received after satisfying the performance obligation.

Revenue of $79.4 million was recognized during the first three months of fiscal year 2020 that was included in the deferred revenue balance at the beginning of fiscal year 2020. Revenue recognized from performance obligations that were satisfied, or partially satisfied, in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period and increases from charges and payments received related to the start of academic terms beginning during the period.

Allowance for bad debts as of September 30, 2019, June 30, 2019 and September 30, 2018 were $18.8 million, $14.5 million and $13.3 million, respectively.

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

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. Once the project is complete, capitalized internal-use software development costs are included as Equipment on the Consolidated Balance Sheets. As of September 30, 2019, June 30, 2019 and September 30, 2018, the net balance of capitalized internal-use software development costs was $11.1 million, $10.6 million and $12.4 million, respectively.

Impairment of Long-Lived Assets

Adtalem evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. During the first quarter of fiscal year 2019, we recorded impairment charges of $2.2 million to write-down building, building improvements, furniture and equipment to zero based on the fair market value of the DeVry University operations, which are classified within discontinued operations. In the first quarter of fiscal year 2019, Adtalem announced its decision to relocate RUSM’s campus operations to Barbados and not return to RUSM’s Dominica campus. Adtalem recorded impairment charges of $37.8 million in the first quarter of fiscal year 2019, to fully impair the land, buildings and equipment in Dominica as management determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 10: Restructuring Charges”). The impairment charges are included in Restructuring Expense in the Consolidated Statements of Income (Loss). For a discussion of the impairment review of goodwill and intangible assets see “Note 9: Intangible Assets.”

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s and EduPristine’s operations and ACAMS international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during each of the three-month periods ended September 30, 2019 and 2018 were not material.

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

On July 1, 2019, the Adtalem Brazil management noncontrolling members exercised their put option and sold their remaining ownership interest in Adtalem Brazil to Adtalem. In the first quarter of fiscal year 2020, $6.2 million of noncontrolling interest was removed from the Consolidated Balance Sheet as a result of the put option exercise and Adtalem currently owns 100% of Adtalem Brazil.

Prior to July 1, 2019, the Adtalem Brazil management put option was being accreted to its fair value in accordance with the terms of the related stock purchase agreement. The adjustments to increase or decrease the put option to its expected redemption value each reporting period was recorded in retained earnings in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Adtalem has not adjusted the redemption value related to the Kaizen put option as management believes the redemption value has not materially changed since acquiring a majority stake in EduPristine.

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Balance at Beginning of Period	$9,543	$9,110
Net Loss Attributable to Noncontrolling Interest	(109)	(55)
Decrease in Redemption Value of Noncontrolling Interest Put Option	—	(241)
Payment for Purchase of Noncontrolling Interest of Subsidiary	(6,247)	—
Balance at End of Period	$3,187	$8,814

Earnings per Common Share

Basic earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of common shares outstanding during the period plus unvested participating restricted stock units (“RSUs”). Diluted earnings per share is computed by dividing net income or loss attributable to Adtalem by the weighted average number of shares assuming dilution. As required by GAAP, because the three months ended September 30, 2018 resulted in a loss from continuing operations, diluted earnings per share was computed by dividing the net loss attributable to Adtalem by the weighted average number of basic shares. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Excluded from the computations of diluted earnings per share were outstanding stock-based grants representing 329,000 and 272,000 shares of common stock for the three months ended September 30, 2019 and 2018, respectively. These outstanding stock-based grants were excluded because the exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Weighted Average Shares Outstanding	55,018	59,722
Unvested Participating RSUs	475	606
Basic Shares	55,493	60,328
Effect of Dilutive Stock Options	647	874
Diluted Shares	56,140	61,202

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

The Accumulated Other Comprehensive Loss balance at September 30, 2019, consists of $176.9 million of cumulative translation losses ($176.6 million attributable to Adtalem and $0.3 million attributable to noncontrolling interest) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.0 million and all attributable to Adtalem. At June 30, 2019, this balance consisted of $137.4 million of cumulative translation losses ($134.3 million attributable to Adtalem and $3.1 million attributable to noncontrolling interest) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.0 million and all attributable to Adtalem. As of September 30, 2018, this balance consisted of $163.2 million of cumulative translation losses ($159.4 million attributable to Adtalem and $3.8 million attributable to noncontrolling interest) and unrealized gains on available-for-sale marketable securities were immaterial.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income (Loss), was $20.2 million and $16.8 million for the three months ended September 30, 2019 and 2018, respectively.

Hurricane Expense

In September 2017, Hurricanes Irma and Maria caused damage and disrupted operations at AUC and RUSM. Adtalem recorded expenses of $6.9 million in the first quarter of fiscal year 2019 associated with incremental costs of teaching at alternative sites. No hurricane-related costs were recorded in the first quarter of fiscal year 2020. Received and expected insurance proceeds of $6.9 million were recorded to offset these expenses in the first quarter of fiscal year 2019.

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

In February 2016, FASB issued ASU No. 2016-02: “Leases (Topic 842).” This guidance was issued to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted this guidance, along with the related clarifications and improvements, effective July 1, 2019 using the modified retrospective approach without adjusting prior comparative periods. The adoption of this standard significantly impacts our Consolidated Balance Sheets, but did not impact our Consolidated Statements of Income (Loss). We elected the practical expedients package which allows us to forego reassessing (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or expiring leases; and (iii) initial direct costs for any existing leases. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining the lease term and impairment of operating lease assets. See “Note 11: Leases” for the disclosures related to this new accounting standard.

The impact on the Consolidated Balance Sheet upon adoption of ASC 842 is as follows:

	June 30,	Adjustments due to	July 1,
	2019	adoption of ASC 842	2019
	(in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$299,445	$—	$299,445
Investments in Marketable Securities	8,680	—	8,680
Restricted Cash	1,022	—	1,022
Accounts Receivable, Net	157,829	—	157,829
Prepaid Expenses and Other Current Assets	37,724	(3,483)	34,241
Total Current Assets	504,700	(3,483)	501,217
Land, Building and Equipment:
Land	44,609	—	44,609
Building	383,331	—	383,331
Equipment	281,551	—	281,551
Construction in Progress	16,222	—	16,222
	725,713	—	725,713
Accumulated Depreciation	(361,030)	—	(361,030)
Land, Building and Equipment, Net	364,683	—	364,683
Noncurrent Assets:
Operating Lease Assets	—	282,978	282,978
Deferred Income Taxes	18,314	—	18,314
Intangible Assets, Net	418,097	—	418,097
Goodwill	874,451	—	874,451
Other Assets, Net	62,451	—	62,451
Total Noncurrent Assets	1,373,313	282,978	1,656,291
TOTAL ASSETS	$2,242,696	$279,495	$2,522,191

LIABILITIES:
Current Liabilities:
Accounts Payable	$57,627	$—	$57,627
Accrued Salaries, Wages and Benefits	64,492	—	64,492
Accrued Liabilities	86,722	(16,946)	69,776
Deferred Revenue	99,790	—	99,790
Current Operating Lease Liabilities	—	66,707	66,707
Current Portion of Long-Term Debt	3,000	—	3,000
Total Current Liabilities	311,631	49,761	361,392
Noncurrent Liabilities:
Long-Term Debt	398,094	—	398,094
Long-Term Operating Lease Liabilities	—	269,387	269,387
Deferred Income Taxes	29,426	—	29,426
Other Liabilities	102,472	(39,653)	62,819
Total Noncurrent Liabilities	529,992	229,734	759,726
TOTAL LIABILITIES	841,623	279,495	1,121,118
NONCONTROLLING INTEREST	9,543	—	9,543
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value	801	—	801
Additional Paid-in Capital	486,061	—	486,061
Retained Earnings	2,012,902	—	2,012,902
Accumulated Other Comprehensive Loss	(137,290)	—	(137,290)
Treasury Stock, at Cost	(970,944)	—	(970,944)
TOTAL SHAREHOLDERS’ EQUITY	1,391,530	—	1,391,530
TOTAL LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$2,242,696	$279,495	$2,522,191

Upon the adoption of ASC 842, the following balances were removed from the Consolidated Balance Sheet as of July 1, 2019: (i) $3.5 million of prepaid rent balances within Prepaid Expenses and Other Current Assets; (ii) $6.8 million of current deferred rent liability balances within Accrued Liabilities; (iii) $10.1 million of current restructure liability balances within Accrued Liabilities; (iv) $24.8 million of noncurrent deferred rent liability balances within Other Liabilities; and (v) $14.9 million of noncurrent restructure liability balances within Other Liabilities.

Reclassifications

Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” for further information. Prior period amounts have been revised to conform to the current classification. Certain expenses in prior periods previously allocated to Adtalem Brazil within our former Business and Law segment have been reclassified to the Home Office and Other segment based on discontinued operation reporting guidance regarding allocation of corporate overhead. See “Note 15: Segment Information” for additional information.

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

As of September 30, 2019, 6,735,482 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the three months ended September 30, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in Years)	(in thousands)
Outstanding at July 1, 2019	1,488,478	$31.33
Granted	229,125	43.39
Exercised	(37,889)	28.94
Forfeited	(15,576)	42.51
Expired	(65,274)	52.28
Outstanding at September 30, 2019	1,598,864	32.15	7.15	$12,512
Exercisable at September 30, 2019	768,712	$28.43	5.87	$8,385

The total intrinsic value of options exercised for the three months ended September 30, 2019 and 2018 was $0.5 million and $1.8 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2020 and 2019 was $16.98 and $20.96, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted average assumptions:

	Fiscal Year
	2019	2018
Expected Life (in Years)	6.51	6.50
Expected Volatility	37.66%	39.60%
Risk-free Interest Rate	1.40%	2.73%
Dividend Yield	0.00%	0.00%

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

During the first three months of fiscal year 2020, Adtalem granted 370,280 RSUs to selected employees. Of these, 135,660 are performance-based RSUs and 234,620 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation and amortization. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem or upon retirement. During the restriction period, the recipient of the non-performance based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the three months ended September 30, 2019:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at July 1, 2019	878,030	$34.86
Granted	370,280	43.39
Vested	(330,216)	27.37
Forfeited	(40,611)	37.83
Outstanding at September 30, 2019	877,483	$40.01

The weighted average estimated grant date fair value of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2020 and 2019 was $43.39 and $49.03, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Cost of Educational Services	$455	$395
Student Services and Administrative Expense	4,768	3,742
	5,223	4,137
Income Tax Benefit	(2,533)	(2,007)
Net Stock-Based Compensation Expense	$2,690	$2,130

As of September 30, 2019, $30.9 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted average period of 2.7 years. The total fair value of options and RSUs vested during the three months ended September 30, 2019 and 2018 was approximately $12.1 million and $11.1 million, respectively.

There was no capitalized stock-based compensation cost at each of September 30, 2019, June 30, 2019 and September 30, 2018.

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

Level 2 – Observable inputs other than prices included in Level 1, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 –Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, Adtalem uses quoted market prices to determine fair value, and such measurements are classified within Level 1. In cases where market prices are not available, Adtalem makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates and yield curves. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

The carrying value of our Cash and Cash Equivalents approximates fair value because of their short-term nature.

Adtalem maintains a rabbi trust to fund obligations under a non-qualified deferred compensation plan. Amounts in the rabbi trust are invested in stock and bond mutual funds, which are designated as available-for-sale securities carried at fair value, and are included in Investments in Marketable Securities on the Consolidated Balance Sheets. All Investments in Marketable Securities are recorded at fair value based upon quoted market prices using Level 1 inputs.

As of September 30, 2019, June 30, 2019 and September 30, 2018, there were no assets or liabilities measured at fair value using Level 2 or Level 3 inputs.

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

NOTE 6: FINANCING RECEIVABLES

Adtalem’s financing receivables consist of trade receivables related to institutional loan programs available to students at Chamberlain, AUC, RUSM and RUSVM. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books and fees and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance. Most students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, reduce the possibility of over borrowing and to minimize interest being accrued on the loan balance. Payments may increase upon completing or departing school. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker’s flexible payment plans with terms of up to 18-months.

Reserves for uncollectible loans are determined by analyzing the current aging of institutional loans and historical loss rates of loans at each institution. Management performs this analysis periodically throughout the year. Loans are considered nonperforming if they are more than 90 days past due. Since all of Adtalem’s institutional loans are generated through the extension of credit to fund educational costs, all such receivables are considered part of the same loan portfolio.

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands).

	September 30, 2019		June 30, 2019		September 30, 2018
Gross Institutional Loans		$47,673		$47,937		$48,936
Allowance for Credit Losses:
Balance at July 1	$(6,289)		$(10,003)		$(10,003)
Charge-offs and Adjustments	26		10,777		5,355
Recoveries	(24)		(83)		(32)
Additional Provision	(3,291)		(6,980)		(2,462)
Balance at End of Period		(9,578)		(6,289)		(7,142)
Net Institutional Loans		$38,095		$41,648		$41,794

Of the net balances above, $14.1 million, $16.6 million and $12.7 million was classified as Accounts Receivable, Net on the Consolidated Balance Sheets at September 30, 2019, June 30, 2019 and September 30, 2018, respectively, and

$24.0 million, $25.1 million and $29.1 million, representing amounts due beyond one year, was classified as Other Assets, Net on the Consolidated Balance Sheets at September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

The following tables detail the credit risk profiles of the institutional loan balances based on payment activity and an aging of past due institutional loans (in thousands).

	September 30,	June 30,	September 30,
	2019	2019	2018
Institutional Loans:
Performing	$36,712	$38,049	$41,963
Nonperforming	10,961	9,888	6,973
Total Institutional Loans	$47,673	$47,937	$48,936

				Greater
		30-59	60-89	Than 90			Total
	1-29 Days	Days Past	Days Past	Days Past	Total		Institutional
	Past Due	Due	Due	Due	Past Due	Current	Loans
Institutional Loans:
September 30, 2019	$3,317	$1,342	$526	$10,961	$16,146	$31,527	$47,673
June 30, 2019	$3,578	$2,458	$687	$9,888	$16,611	$31,326	$47,937
September 30, 2018	$6,437	$757	$752	$6,973	$14,919	$34,017	$48,936

Allowances for credit losses on nonperforming loans as of September 30, 2019, June 30, 2019 and September 30, 2018 were $9.4 million, $6.1 million and $7.0 million, respectively.

In connection with the completion of the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The value of the DeVry University loan receivable included in Other Assets, Net on the Consolidated Balance Sheet as of September 30, 2019 and June 30, 2019 is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The value of the DePaul College Prep loan receivable included in Other Assets, Net on the Consolidated Balance Sheet as of September 30, 2019 is $40.4 million, which is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

NOTE 7: SHARE REPURCHASE PROGRAMS

On November 7, 2018, the Board authorized Adtalem’s eleventh share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019. During the three months ended September 30, 2019, a total of 918,807 shares were repurchased for an aggregate of $40.3 million under the eleventh share repurchase program. To date, a total of 3,463,963 shares were repurchased for an aggregate of $158.1 million under the eleventh share repurchase program, resulting in $141.9 million of authorized share repurchases remaining under the eleventh share repurchase program as of September 30, 2019. The timing and amount of any repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

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

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Financial Services reporting unit and reportable segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include OCL’s strategic fit into Adtalem’s expanding presence in financial services, the reputation of the OCL brand as a leader in the industry and potential future growth opportunity. Of the $63.1 million of acquired intangible assets, $18.4 million was assigned to Trade Names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The values and estimated useful lives by asset type are as follows (in thousands):

	May 31, 2019
	Value	Estimated
	Assigned	Useful Life
Customer Relationships	$26,400	11 years
Curriculum	11,600	6 years
Course Delivery Technology	6,700	5 years

There is no proforma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

NOTE 9: INTANGIBLE ASSETS

Intangible assets relate mainly to acquired business operations. These assets consist of the acquisition fair value of certain identifiable intangible assets acquired and goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Intangible assets consist of the following (in thousands):

	September 30, 2019
	Gross		Weighted Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
Amortizable Intangible Assets:
Customer Relationships	$68,900	$(15,865)	10 Years
Curriculum/Software	11,600	(644)	6 Years
Course Delivery Technology	7,200	(853)	5 Years
Total	$87,700	$(17,362)
Indefinite-Lived Intangible Assets:
Trade Names	$95,746
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Total	$224,986

	June 30, 2019
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable Intangible Assets:
Customer Relationships	$69,300	$(14,448)
Curriculum/Software	16,600	(5,193)
Course Delivery Technology	7,200	(487)
Total	$93,100	$(20,128)
Indefinite-Lived Intangible Assets:
Trade Names	$95,777
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Total	$225,017

	September 30, 2018
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable Intangible Assets:
Customer Relationships	$42,900	$(10,756)
Curriculum/Software	5,000	(3,750)
Proprietary Technology	500	(281)
Total	$48,400	$(14,787)
Indefinite-Lived Intangible Assets:
Trade Names	$77,313
Chamberlain Title IV Eligibility and Accreditations	1,200
AUC Title IV Eligibility and Accreditations	100,000
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Total	$206,553

Amortization expense for amortized intangible assets was $2.5 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

Financial
Fiscal Year	Services
2020 (Remaining)	$7,728
2021	10,073
2022	9,944
2023	9,792
2024	9,509
Thereafter	23,292
Total	$70,338

All amortizable intangible assets except ACAMS customer relationships are being amortized on a straight-line basis. The amount being amortized for customer relationships related to ACAMS is based on the estimated retention of the customers, giving consideration to the revenue and cash flow associated with these existing customers.

Indefinite-lived intangible assets related to trade names, Title IV eligibility, accreditations and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

In accordance with GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. Adtalem’s annual impairment review was most recently completed as of May 31, 2019, at which time there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit.

Adtalem has four reporting units that contained goodwill as of the first quarter of fiscal year 2020. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all the reporting units, as of September 30, 2019, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of the first quarter of fiscal year 2020. For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2019, and that no interim events or deviations from planned operating results occurred as of September 30, 2019, that would cause management to reassess these conclusions.

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

As of September 30, 2019, intangible assets from business combinations totaled $295.3 million and goodwill totaled $687.0 million. Together, these assets equaled 40% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit (in thousands):

	September 30,	June 30,	September 30,
Reporting Unit	2019	2019	2018
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Financial Services	376,782	377,046	317,029
Total	$686,992	$687,256	$627,239

The table below summarizes goodwill balances by reportable segment (in thousands):

	September 30,	June 30,	September 30,
Reportable Segment	2019	2019	2018
Medical and Healthcare	$310,210	$310,210	$310,210
Financial Services	376,782	377,046	317,029
Total	$686,992	$687,256	$627,239

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

	Medical and	Financial
	Healthcare	Services	Total
Balance at June 30, 2018	$310,210	$317,699	$627,909
Foreign exchange rate changes	—	(670)	(670)
Balance at September 30, 2018	310,210	317,029	627,239
Acquisitions	—	59,519	59,519
Foreign exchange rate changes	—	498	498
Balance at June 30, 2019	310,210	377,046	687,256
Foreign exchange rate changes	—	(264)	(264)
Balance at September 30, 2019	$310,210	$376,782	$686,992

The decrease in the goodwill balance from June 30, 2019 in the Financial Services segment is the result of a change in the value of the Indian Rupee compared to the U.S. dollar. Since EduPristine’s goodwill is recorded in local currency, fluctuations in the values of the Indian Rupee in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	September 30,	June 30,	September 30,
Reportable Segment	2019	2019	2018
Medical and Healthcare	$137,500	$137,500	$137,500
Financial Services	87,486	87,517	69,053
Total	$224,986	$225,017	$206,553

NOTE 10: RESTRUCTURING CHARGES

During the first quarter of fiscal year 2020, Adtalem recorded restructuring charges primarily related to the sale of Becker’s courses for healthcare students and Adtalem’s home office real estate consolidations. During the first quarter of fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. In January 2019, RUSM relocated its campus operations to Barbados with no plans to return to Dominica. The land, buildings and equipment in Dominica have been fully impaired as management determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 3: Summary of Significant Accounting Policies”). In addition, during the first quarter of fiscal year 2019, Adtalem recorded restructuring charges primarily related to real estate consolidations at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, resulting from reducing Adtalem’s workforce by 15 and 176 positions in the first quarter of fiscal year 2020 and 2019, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 15: Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Real Estate	Termination		Real Estate	Termination
	and Other	Benefits	Total	and Other	Benefits	Total
Medical and Healthcare	$127	$—	$127	$37,753	$1,262	$39,015
Financial Services	1,690	289	1,979	—	—	—
Home Office and Other	4,122	302	4,424	509	(51)	458
Total	$5,939	$591	$6,530	$38,262	$1,211	$39,473

The following table summarizes the separation and restructuring plan activity for the fiscal years 2020 and 2019, for which cash payments are required (in thousands):

Liability balance at June 30, 2018	$38,927
Increase in liability (separation and other charges)	8,870
Reduction in liability (payments and adjustments)	(22,714)
Liability balance at June 30, 2019	25,083
ASC 842 (Leases) Adjustment (1)	(25,030)
Liability balance at July 1, 2019	53
Increase in liability (separation and other charges)	591
Reduction in liability (payments and adjustments)	(500)
Liability balance at September 30, 2019	$144

(1) Reflects amounts reclassified out of the opening balance of restructuring reserve accruals as of June 30, 2019, to operating lease assets that was recorded with the adoption of ASC 842. See “Note 3: Summary of Significant Accounting Policies” for further details.

The liability balance of $0.1 million as of September 30, 2019 is recorded as Accrued Liabilities on the Consolidated Balance Sheet. This liability balance represents costs for employees who have either not yet separated from Adtalem or for whom full severance has not yet been paid. All of these remaining costs are expected to be paid within the next 12 months.

NOTE 11: LEASES

Management determines if a contract contains a lease at inception. Adtalem has entered into operating leases for academic sites, housing facilities and office space which expire at various dates through February 2030, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes options to terminate or extend when it is reasonably certain that the option will be exercised. Management elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Adtalem has not entered into any financing leases.

Operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets represent our right to use an underlying asset during the lease term. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. Operating lease assets are adjusted for any prepaid or accrued lease payments, lease incentives, initial direct costs and impairments. Adtalem’s incremental borrowing rate is utilized in determining the present value of the lease payments when the implicit rate is not readily determinable based upon the information available at the commencement date. Adtalem’s incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. Operating lease expense is recognized on a straight-line basis over the lease term.

As of September 30, 2019, an additional operating lease that has not yet commenced will result in an additional operating lease asset and lease liability of $10.0 million. This operating lease will commence during the third quarter of fiscal year 2020 and has an 11-year lease term.

The components of lease cost were as follows (in thousands):

Three Months Ended
September 30,
2019
Operating Lease Cost	$13,703
Sublease Income	(5,126)
Total Lease Cost	$8,577

Maturities of lease liabilities by fiscal year were as follows as of September 30, 2019 (in thousands):

Operating
Fiscal Year	Leases
2020 (Remaining)	$50,344
2021	61,142
2022	56,349
2023	45,344
2024	28,880
Thereafter	40,791
Total lease payments	282,850
Less: imputed interest	(36,738)
Present value of lease liabilities	$246,112

Lease term and discount rate were as follows:

September 30,
2019
Weighted-average remaining operating lease term (years)	5.1
Weighted-average operating lease discount rate	5.4%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

September 30,
2019
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$11,963
Operating lease assets obtained in exchange for operating lease liabilities	$4,868

Adtalem maintains agreements to lease four facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem entered into agreements to sublease either a portion or the full leased space at 25 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem sublease agreements expire at various dates through December 2025. Adtalem records sublease income as an offset against its lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, Adtalem recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals. Future minimum lease and sublease rental income under these agreements at September 30, 2019, are as follows (in thousands):

Fiscal Year	Amount
2020 (Remaining)	$18,608
2021	20,099
2022	17,103
2023	16,368
2024	10,523
Thereafter	7,308
Total	$90,009

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting, future minimum rental commitments for all noncancelable operating leases, adjusted to exclude Adtalem Brazil, having a remaining term in excess of one year at June 30, 2019, were as follows (in thousands):

Fiscal Year	Amount
2020	$67,109
2021	60,781
2022	55,982
2023	44,970
2024	28,374
Thereafter	36,120
Total minimum lease payments	$293,336

Rent expense, adjusted to exclude Adtalem Brazil, for the years ended June 30, 2019 and 2018 was $35.8 million and $25.0 million, respectively.

NOTE 12: INCOME TAXES

The effective tax rate on income from continuing operations was 17.6% in the first quarter of fiscal year 2020 compared to 32.4% on loss from continuing operations in the first quarter of fiscal year 2019. The effective tax rate in the first quarter of fiscal year 2019 included a pre-tax income special item of $39.0 million related to the write-offs of assets and restructuring charges in Dominica. The effective tax rates on income from continuing operations excluding this non-recurring special item was 16.4% in the first quarter of fiscal year 2019. The increase in the first quarter of fiscal year 2020 primarily reflects a decrease in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings. The provisions from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) impacting the first quarter of fiscal year 2020 effective tax rate include a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), and a limitation of certain executive compensation. Our estimates may be revised in future periods as we obtain additional data and any new regulations or guidance is released.

Three of Adtalem’s operating units benefit from local tax incentives: AUC, which operates in St. Maarten, RUSM, which operates in Barbados, and RUSVM, which operates in St. Kitts. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039. RUSVM has an exemption in St. Kitts until 2037.

NOTE 13: DEBT

Long-term debt consists of the following (in thousands):

	September 30,	June 30,	September 30,
	2019	2019	2018
Total Debt:
Term B Loan	$296,250	$297,000	$299,250
Revolver	40,000	110,000	—
Total Principal Payments Due	336,250	407,000	299,250
Deferred Debt Issuance Costs	(5,650)	(5,906)	(6,671)
Total Amount Outstanding	330,600	401,094	292,579
Less Current Portion:
Term B Loan	(3,000)	(3,000)	(3,000)
Noncurrent Portion	$327,600	$398,094	$289,579

Scheduled future maturities of long-term debt for the next five fiscal years ending June 30 and in the aggregate are as follows (in thousands):

Maturity
Fiscal Year	Payments
2020 (Remaining)	$2,250
2021	3,000
2022	3,000
2023	43,000
2024	3,000
Thereafter	282,000
Total	$336,250

Senior Secured Credit Facilities

On April 13, 2018, Adtalem entered into a Credit Agreement (the “Credit Agreement”) that provides for (1) a $300 million revolving facility (“Revolver”) with a maturity date of April 13, 2023, and (2) a $300 million senior secured Term B loan (“Term B Loan”) with a maturity date of April 13, 2025. We refer to the Revolver and Term B Loan collectively as the “Credit Facility.” The Revolver has availability for currencies other than U.S. dollars of up to $200 million and $100 million available for letters of credit. Subject to certain conditions set forth in the Credit Agreement, the Credit Facility may be increased by $250 million.

Interest on the Term B Loan and the Revolver is set based on the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts, and evaluating the need for an amendment to the Credit Agreement to accommodate a replacement rate.

Term B Loan

For Eurocurrency rate loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of September 30, 2019, June 30, 2019 and September 30, 2018, the interest rate for borrowings under the Term B Loan facility was 5.04%, 5.40% and 5.24%, respectively, which approximated the effective interest rate.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. As of September 30, 2019 and June 30, 2019, borrowings under the Revolver were $40 million and $110 million with a weighted average interest rate of 4.20% and 4.66%, respectively. There were no outstanding borrowings under the Revolver as of September 30, 2018.

Adtalem had a letter of credit outstanding of $68.4 million as of each of September 30, 2019, June 30, 2019 and September 30, 2018. This letter of credit was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”). As of September 30, 2019, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% of the undrawn portion of the Revolver as of September 30, 2019. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $191.6 million as of September 30, 2019. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Debt Issuance Costs

Adtalem incurred $9.9 million in fees that were capitalized in relation to the Credit Agreement, $7.1 million of which was related to the Term B Loan facility and $2.7 million of which was related to the Revolver facility. The deferred debt issuance costs related to the Term B Loan are presented as a direct deduction from the face amount of the debt, while the deferred debt issuance costs related to the Revolver are classified as Other Assets, Net on the Consolidated Balance Sheets. The deferred debt issuance costs amortization is recorded in Interest Expense in the Consolidated Statements of Income (Loss). The following table summarizes the total deferred debt issuance costs for the Term B Loan and Revolver, which are being amortized over seven years and five years, respectively (in thousands):

	Term B Loan	Revolver	Total
Deferred Debt Issuance Costs at June 30, 2019	$5,906	$2,061	$7,967
Amortization of Deferred Debt Issuance Costs	(256)	(136)	(392)
Deferred Debt Issuance Costs at September 30, 2019	$5,650	$1,925	$7,575

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of September 30, 2019.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for borrowings under the Credit Agreement.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the Credit Agreement, subject to incremental step-downs, depending on the consolidated leverage ratio. Beginning in fiscal year 2019, the Excess Cash Flow payment is due in the first quarter of each year and is based on the Excess Cash Flow and leverage ratio for the prior year. No payment was due as of September 30, 2019.

Our borrowings under the Credit Facility are guaranteed by us and all of our domestic subsidiaries (subject to certain exceptions) and secured by a first lien on our assets and the assets of our guarantor subsidiaries (excluding real estate), including capital stock of the subsidiaries.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of September 30, 2019, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. The timing or outcome of the following matters, or their possible impact on Adtalem’s business, financial condition or results of operations, cannot be predicted at this time. The continued defense, resolution or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against Adtalem, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased Adtalem common stock between February 4, 2011 and January 27, 2016. The complaint cites the January 27, 2016 Notice of Intent to Limit (the “January 2016 Notice”) and a civil complaint (the “FTC lawsuit”) filed by the FTC on January 27, 2016 against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”), which was resolved with the FTC in 2017, that alleged that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the FTC Act, as the basis for claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these alleged false or misleading statements, the plaintiff alleged that defendants overstated Adtalem’s growth, revenue and earnings potential and made false or misleading statements about Adtalem’s business, operations and prospects. The plaintiff alleged direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act. The plaintiff sought monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers. URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC sought to represent a putative class of persons who purchased Adtalem common stock between August 26, 2011 and January 27, 2016 and named an additional individual defendant, Patrick J. Unzicker, Adtalem’s former Chief Financial Officer. Like the original complaint, the SAC asserted claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC, which motion was granted on December 6, 2017, without prejudice. The plaintiffs filed a third amended complaint (“TAC”) on January 29, 2018. The defendants moved to dismiss the TAC on March 30, 2018. The court denied the motion to dismiss the TAC on December 20, 2018. On February 8, 2019, defendants filed their answer to the TAC wherein defendants denied all material allegations in the TAC. The parties engaged in mediation and reached a tentative resolution. On September 5, 2019, the court granted preliminary approval of the class action settlement. The final approval hearing is set for December 6, 2019.

On October 14, 2016, a putative class action lawsuit was filed by Debbie Petrizzo and five other former DeVry University students, individually and on behalf of others similarly situated, against the Adtalem Parties in the United States District Court for the Northern District of Illinois (the “Petrizzo Case”). The complaint was filed on behalf of a putative class of persons consisting of those who enrolled in and/or attended classes at DeVry University during and after 2002 and who were unable to find employment within their chosen field of study within six months of graduation. Citing the FTC lawsuit, the plaintiffs claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserted claims for unjust enrichment and violations of six different states’ consumer fraud, unlawful trade practices, and consumer protection laws. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief.

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

By order dated November 28, 2016, the district court ordered the Petrizzo Case and the Jara Case be consolidated under the Petrizzo caption for all further purposes. On December 5, 2016, plaintiffs filed an amended consolidated complaint on behalf of 38 individual plaintiffs and others similarly situated. The amended consolidated complaint sought to bring claims on behalf of the named individuals and a putative nationwide class of individuals for unjust enrichment and alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act and the Illinois Private Businesses and Vocational Schools Act of 2012. In addition, it purported to assert causes of action on behalf of certain of the named individuals and 15 individual state-specific putative classes for alleged violations of 15 different states’ consumer fraud, unlawful trade practices, and consumer protection laws. Finally, it sought to bring individual claims under Georgia state law on behalf of certain named plaintiffs. The plaintiffs sought monetary, declaratory, injunctive, and other unspecified relief. A motion to dismiss the amended complaint was filed by the Adtalem Parties and granted by the court, without prejudice, on February 12, 2018.

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

On June 20, 2017, the City of Hialeah Employees Retirement System filed a complaint derivatively on behalf of Adtalem in the Court of Chancery of the State of Delaware against individual defendants Daniel M. Hamburger,

Christopher B. Begley, Lisa W. Wardell, Lyle Logan, Fernando Ruiz, Ronald L. Taylor and James D. White. Adtalem was named as a nominal defendant only. Citing the FTC lawsuit and settlement, the January 2016 Notice and ED Settlement, and documents produced in response to plaintiff’s request under Section 220 of the Delaware General Corporation Law, the plaintiff alleges that the individual defendants have breached their fiduciary duties. The plaintiff asserts that the individual defendants permitted Adtalem and DeVry University to make, and failed to stop, false and misleading advertisements in breach of their fiduciary duties and in bad faith. The plaintiff seeks on behalf of Adtalem monetary and other unspecified relief. A motion to dismiss the complaint was filed by the Adtalem Parties on September 1, 2017, which was partially granted as to one count and partially denied as to another count on April 20, 2018. The parties reached an agreement to settle this matter along with the Myers matter (described above). The settlement approval hearing for the City of Hialeah matter was held on May 17, 2019. The court approved the settlement and the matter was dismissed.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of other similarly situated, against the Adtalem Parties in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the court granted plaintiff’s motion for leave to file an amended complaint. Plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. Defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019 and the court granted Defendants’ motion on July 29, 2019, with leave to amend. The plaintiff has filed an amended complaint on August 26, 2019. Defendants’ intend to move to dismiss this complaint as it is substantially similar to the one the court previously dismissed.

On May 8, 2018, the Carlson Law Firm (“Carlson”) filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students in Rangel v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. in Lindberg v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on May 8, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former DeVry University students seeking to join the consolidated lawsuit. The parties re-filed their briefing on the motions to dismiss so that the motion would apply to all three groups of plaintiffs. On April 24, 2019, the Court granted Adtalem’s and DeVry University’s motions to dismiss, with leave to amend. The plaintiffs filed an amended complaint on June 7, 2019. Defendants moved to dismiss the complaint on July 5, 2019. That motion is fully briefed and set for oral argument on November 20, 2019.

On April 4, 2019, the Carlson Law Firm sent notice pursuant to California Legal Remedies Act, Civil Code § 1750, of 105 individuals who purportedly have claims against DeVry University and Adtalem based on allegedly deceptive comments made about the benefits of obtaining a DeVry University degree; specifically, that 90% of graduates obtained a job in their chosen field of study within six months of graduation, and that graduates were paid more than graduates of other universities. On July 16, 2019, the Carlson Law Firm filed a lawsuit in the United States District Court for the Northern District of California – San Jose Division against Adtalem and DeVry University on behalf of 102 individual former DeVry University students in Alvarez v. Adtalem and DeVry University, Inc. The plaintiffs contend that defendants misrepresented the benefits of graduating from DeVry University and falsely and misleadingly advertised the employment rate and income rate of their graduates to induce potential students to purchase educational products and services, and to remain students through graduation. The lawsuit seeks exemplary damages, restitution, economic damages, punitive damages, pre- and post-judgment interest, attorneys’ fees and the cost of suit. The plaintiffs brought claims for fraud by misrepresentation, fraud by concealment, negligent misrepresentation, civil theft, violation of the California Consumer Legal Remedies Act, violation of California’s Unfair Competition Law, and violation of California’s False Advertising Law. Defendants filed a motion to dismiss the complaint on October 1, 2019, and are awaiting Plaintiffs’ response to that motion.

On August 13, 2019, a plaintiff, Magana, filed a putative class action lawsuit against Adtalem and DeVry University, Inc. in the United States District Court for the Eastern District of California, alleging damages based on allegedly deceptive statements made about the benefits of obtaining a DeVry University degree. Plaintiffs assert claims under the California Unfair Competition Law, California False Advertising Law, and claims of fraud/material misrepresentation, fraudulent concealment/intentional omission of material facts, negligent misrepresentation, breach of contract, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. Defendants intend to file a motion to dismiss plaintiffs’ complaint.

On June 21, 2018, Stoltmann Law Offices filed a lawsuit against Adtalem in Cook County Circuit Court, alleging that Adtalem breached a contract with Stoltmann Law Offices to pay filing fees associated with arbitration claims Stoltmann Law Offices has filed with the Judicial Arbitration and Mediation Services, Inc. (“JAMS”). Stoltmann Law Offices is seeking specific performance from the court. Adtalem moved to dismiss this complaint on August 3, 2018. Prior to the court ruling on Adtalem’s motion to dismiss, Stoltmann Law Offices and 399 individuals filed an amended complaint on August 9, 2018, asserting claims for specific performance, declaratory judgment and a petition to compel arbitration. Adtalem moved to dismiss the amended complaint on August 31, 2018. The court granted Adtalem’s motion to dismiss on November 30, 2018, but granted plaintiffs leave to file a second amended complaint. A single individual plaintiff filed a second amended complaint on January 3, 2019. Adtalem moved to dismiss the complaint on May 23, 2019. While the motion to dismiss has been fully briefed, a hearing date has not yet been set.

On June 7, 2019, Stoltmann Law Offices filed a complaint in the Northern District of Illinois on behalf of Michael Forsythe seeking to compel arbitration of his consumer claims before JAMS. Adtalem moved to dismiss the complaint on July 1, 2019. The motion to dismiss is fully briefed, however, a hearing date has not yet been set.

Stoltmann Law Offices is representing hundreds of individuals who have filed claims with JAMS alleging fraud-based claims based on DeVry University’s graduate employment statistics. Stoltmann Law Offices has paid the filing fees for eight of these arbitrations to move forward. On June 14, 2019, JAMS sent commencement letters initiating the arbitration process for the claims of James Archibald and Gilbert Caro. Defendants filed their answers to these two claims on June 28, 2019. An arbitration hearing is tentatively scheduled for March 9-12, 2020, to adjudicate the claims of James Archibald, and February 3-6, 2020, to adjudicate the claims of Gilbert Caro. On August 2, 2019, JAMS sent commencement letters initiating the arbitration process for the claims of Sterling Bridges, David Cobb, and Lacresha Houser. Defendants filed their answers to these claims on August 16, 2019. An arbitration hearing is tentatively scheduled to begin on April 14, 2020, to adjudicate the claims of David Cobb. An arbitration hearing is tentatively scheduled to begin on May 11, 2020, to adjudicate the claims of Lacresha Houser. On August 5, 2019, JAMS sent commencement letters initiating the arbitration process for the claims of Micael Pizzo, Damion Tilghman, and Rickya Tillery. Defendants filed their answers on August 19, 2019. An arbitration hearing is tentatively scheduled to begin on July 13, 2020, to adjudicate the claims of Rickya Tillery.

On March 29, 2019, a putative class action lawsuit was filed by Robby Brown, individually and on behalf of all others similarly situated, against Adtalem and DeVry University, Inc., in the Western District of Missouri. The complaint was filed on behalf of himself and two separate classes of similarly situated individuals who were citizens of the State of Missouri and who purchased or paid for and received any part of a DeVry University program. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants filed a motion to dismiss the complaint on May 31, 2019. On October 9, 2019, the court granted in part and denied in part the motion to dismiss. The court dismissed plaintiffs’ claims for unjust enrichment and conversion, allowing the remaining claims to proceed.

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

On April 3, 2019, a putative class action lawsuit was filed by T’Lani Robinson, individually and on behalf of all others similarly situated, against Adtalem and DeVry University, Inc., in the Northern District of Georgia. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Georgia who purchased or paid for and received any part of a DeVry University program. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants filed a motion to dismiss the complaint on May 31, 2019. The motion to dismiss has been fully briefed and the parties are awaiting a decision by the court.

NOTE 15: SEGMENT INFORMATION

During the fourth quarter of fiscal year 2019, Adtalem renamed two of its segments: Professional Education was renamed Financial Services, and Technology and Business was renamed Business and Law.

Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” for further information. Segment information presented excludes the results of Adtalem Brazil. Adtalem eliminated its Business and Law reportable segment during the first quarter of fiscal year 2020 when Adtalem Brazil was classified as discontinued operations. Discontinued operations assets are included in the table below to reconcile to Total Consolidated Assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to Adtalem Brazil within our former Business and Law segment have been reclassified to the Home Office and Other segment based on discontinued operations reporting guidance regarding allocation of corporate overhead.

Adtalem presents two reportable segments: “Medical and Healthcare,” which includes the operations of Chamberlain and the medical and veterinary schools (which include AUC, RUSM and RUSVM); and “Financial Services,” which includes the operations of ACAMS, Becker, OCL and EduPristine. “Home Office and Other” includes activity not allocated to a reportable segment.

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

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Revenue:
Medical and Healthcare	$207,487	$202,100
Financial Services	47,126	35,646
Home Office and Other	—	(807)
Total Consolidated Revenue	$254,613	$236,939
Operating Income (Loss) from Continuing Operations:
Medical and Healthcare	$28,500	$1,656
Financial Services	2,128	4,750
Home Office and Other	(4,887)	(9,638)
Total Consolidated Operating Income (Loss) from Continuing Operations	$25,741	$(3,232)
Segment Assets:
Medical and Healthcare	$1,006,655	$872,108
Financial Services	582,820	452,054
Home Office and Other	261,205	401,643
Discontinued Operations	609,644	624,060
Total Consolidated Assets	$2,460,324	$2,349,865
Additions to Long-Lived Assets:
Medical and Healthcare	$6,467	$11,776
Financial Services	539	962
Home Office and Other	3,430	583
Total Consolidated Additions to Long-Lived Assets	$10,436	$13,321
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$10,436	$13,321
Total Consolidated Additions to Long-Lived Assets	$10,436	$13,321
Depreciation Expense:
Medical and Healthcare	$7,231	$6,260
Financial Services	294	367
Home Office and Other	868	1,100
Total Consolidated Depreciation Expense	$8,393	$7,727
Intangible Asset Amortization Expense:
Financial Services	$2,534	$1,605
Total Consolidated Intangible Asset Amortization Expense	$2,534	$1,605

Adtalem conducts its educational and financial services operations in the U.S., Barbados, St. Kitts, St. Maarten, India, Europe, China, Canada, and the Middle East. Other international revenue was less than 5% of total revenue for each of the three months ended September 30, 2019 and 2018. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Revenue from Unaffiliated Customers:
Domestic Operations	$161,397	$146,662
International Operations:
Barbados, Dominica, St. Kitts and St. Maarten	90,969	88,447
Other	2,247	1,830
Total International	93,216	90,277
Total Consolidated Revenue	$254,613	$236,939
Long-Lived Assets:
Domestic Operations	$196,331	$152,427
International Operations:
Barbados, Dominica, St. Kitts and St. Maarten	173,793	161,136
Other	1,785	2,012
Total International	175,578	163,148
Total Consolidated Long-Lived Assets	$371,909	$315,575

No one customer accounted for more than 10% of Adtalem’s consolidated revenue.

NOTE 16: REAL ESTATE TRANSACTIONS

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and holds a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The buyer has an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes. Adtalem continues to maintain the assets associated with the sale on the Consolidated Balance Sheets. Adtalem has recorded a note receivable of $40.4 million and a financing payable of $45.6 million, which are classified as Other Assets, Net and Other Liabilities, respectively, on the Consolidated Balance Sheets. See “Note 6: Financing Receivables” for a discussion on the discounting of the note receivable. The $5.2 million received during the first quarter of fiscal year 2020 is classified as a financing activity on the Consolidated Statements of Cash Flows.

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in “Note 15: Segment Information.”

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

The following discussion of Adtalem’s results of operations and financial condition should be read in conjunction with Adtalem’s Consolidated Financial Statements and the related Notes thereto in “Item 1 – Financial Statements” in this Quarterly Report on Form 10-Q and Adtalem’s Consolidated Financial Statements and related Notes thereto in “Item 8 –

Financial Statements and Supplementary Data” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Adtalem’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of Adtalem’s financial statements. These assumptions include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internal-use developed software; land, building and equipment; stock-based compensation; valuation of goodwill and other intangible assets; valuation of long-lived assets; and income taxes.

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

During the fourth quarter of fiscal year 2019, Adtalem renamed two of its segments to better reflect our focus on growth strategies: Professional Education was renamed Financial Services, and Technology and Business was renamed Business and Law. As of September 30, 2019, Adtalem eliminated its Business and Law reportable segment when Adtalem Education of Brazil (“Adtalem Brazil”) was classified as discontinued operations and assets held for sale (see further details below under the heading "Divestitures"). As a result, Adtalem now has two reportable segments: "Medical and Healthcare," which includes the operations of Chamberlain University ("Chamberlain") and the medical and veterinary schools (which include American University of the Caribbean School of Medicine ("AUC"), Ross University School of Medicine ("RUSM") and Ross University School of Veterinary Medicine ("RUSVM")); and "Financial Services," which includes the operations of the Association of Certified Anti-Money Laundering Specialists ("ACAMS"), Becker Professional Education ("Becker"), OnCourse Learning (“OCL”) and EduPristine. “Home Office and Other” includes activity not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in “Note 15: Segment Information” to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those statements concerning Adtalem’s expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements generally can be identified by phrases such as Adtalem or its management “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “could,” or other words or phrases of similar import which predict or indicate future events or trends or that are not statements of historical matters. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference are described throughout this report and from time to time in our filings with the SEC, including those in this Quarterly Report on Form 10-Q: “Note 14: Commitments and Contingencies” to the Consolidated Financial Statements, Part II, Item 1 “Legal Proceedings,” and in the subsection of Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” titled “Liquidity and Capital Resources” and in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on August 28, 2019: in the subsections of Item 1 “Business” titled “Market Trends and Competition,” “Student Admissions,” “Accreditation,” “Financial Aid and Financing Student Education,” “Legislative and Regulatory Requirements,” “Seasonality” and “Employees” and in Item 1A “Risk Factors.” Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. All forward-looking statements set forth in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and should be considered in the context of the risk factors referred to above and discussed elsewhere in this Quarterly Report on Form 10-Q. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. Forward-looking statements set forth in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law or the rules and regulations of the SEC.

OVERVIEW

Adtalem’s financial results for the first quarter of fiscal year 2020 reflect revenue growth of $17.7 million, or 7.5%, compared to the year-ago quarter, driven by increased revenue in both Medical and Healthcare and Financial Services segments. Net income from continuing operations increased to $17.5 million compared to a net loss of $4.8 million in the year ago quarter. Excluding special items, net income from continuing operations decreased 29.2% in the first quarter of fiscal year 2020 compared to the year-ago quarter (see “Use of Non-GAAP Financial Information and Supplemental Reconciliation Schedule” below). Operational and financial highlights for the first quarter of fiscal year 2020 include:

●	For the September 2019 session, new and total student enrollment at Chamberlain increased 2.9% and 1.4%, respectively, compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations. Chamberlain’s newest campus in San Antonio, Texas, began instruction in October 2019.

●	The addition of OCL and the shift of revenue from the largest annual ACAMS conference to the first quarter of fiscal year 2020 from the second quarter of fiscal year 2019, contributed to revenue growth in the Financial Services segment of 32.2% in the first quarter of fiscal year 2020 compared to the year-ago quarter. ACAMS memberships have increased to more than 75,000 as of September 30, 2019.

●	Adtalem continued its eleventh share repurchase program by repurchasing a total of 918,807 shares of Adtalem’s common stock at an average cost of $43.81 per share during the first quarter of fiscal year 2020.

●	Adtalem’s financial position remains strong. Operating cash flows were $47.5 million during the first quarter of fiscal year 2020. As of September 30, 2019, cash and cash equivalents totaled $121.1 million and outstanding borrowings totaled $336.3 million.

DIVESTITURES

On October 18, 2019, Adtalem entered into a Stock Purchase Agreement (“Purchase Agreement”) with Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem will sell all of the issued and outstanding shares of Adtalem Brasil Holding S.A. (a/k/a Adtalem Brazil) to the Purchaser for approximately $465 million in cash. In addition, Adtalem expects to receive approximately $74 million in settlement of cash balances as of June 30, 2019 of $89 million, net of indebtedness of $15 million, resulting in total proceeds of $539 million. This transaction is expected to be completed in the first half of fiscal year 2021. This sale advances Adtalem’s strategy to become a leading workforce solutions provider in the medical and healthcare and financial services industries, aligning Adtalem’s portfolio to better address the global workforce skills gap and serve its markets in a more competitive and comprehensive way. In connection with the announced proposed sale of Adtalem Brazil, Adtalem entered into certain deal contingent foreign exchange forward contracts to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk. Management does not expect this contract to qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value will be recorded to the income statement.

Adtalem Brazil was an operating segment and was the only component of the former Business and Law reportable segment. Subject to the terms and conditions of the Purchase Agreement, Adtalem Brazil will be sold in its entirety. The potential strategic sale of Adtalem Brazil is expected to have a significant effect on the operations and financial results of Adtalem (See “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements).

In addition to the potential sale of Adtalem Brazil, during the second quarter of fiscal year 2019, Adtalem divested DeVry University and Carrington College (“Carrington”). In accordance with U.S. Generally Accepted Accounting

Principles (“GAAP”), we have classified the DeVry University, Carrington and Adtalem Brazil entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude DeVry University, Carrington and Adtalem Brazil operations, unless otherwise noted.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the first quarter of fiscal year 2020, Adtalem recorded special items related to the following:

●	Gain on the sale of Adtalem’s Columbus, Ohio, campus facility.
●	Restructuring charges at Becker related to the sale of Becker’s courses for healthcare students and at Adtalem’s home office related to real estate consolidations.

During the first quarter of fiscal year 2019, Adtalem recorded special items relating to the following:

●	Restructuring charges related to the closing of the RUSM campus in Dominica and real estate consolidations at Adtalem’s home office.

The following table illustrates the effects of discontinued operations and special items on Adtalem’s net income (loss). Management believes that the non-GAAP disclosure of net income from continuing operations excluding special items and adjusted earnings per share excluding discontinued operations and special items provides investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations and is useful for period-over-period comparisons of such operations given the nature of discontinued operations, gain on sale of assets and restructuring charges. Adtalem uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, Adtalem’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2019	2018
	(in thousands, except per share amounts)
Net Income (Loss)	$14,361	$(9,530)
Earnings (Loss) per Share (diluted-2019, basic-2018)	$0.26	$(0.16)
Continuing Operations:
Restructuring Expense	$6,530	$39,473
Effect on Earnings per Share (diluted)	$0.12	$0.64
Gain on Sale of Assets	$(4,779)	$—
Effect on Earnings per Share (diluted)	$(0.09)	$—
Income Tax Impact on Non-GAAP Adjustments (1)	$(343)	$(7,952)
Effect on Earnings per Share (diluted)	$(0.01)	$(0.13)
Discontinued Operations, net of tax	$3,156	$4,743
Effect on Earnings per Share (diluted)	$0.06	$0.08
Net Income from Continuing Operations Excluding Special Items, net of tax	$18,925	$26,734
Earnings per Share from Continuing Operations Excluding Special Items, net of tax (diluted)	$0.34	$0.44
Shares used in Basic EPS Calculation	NA	60,328
Shares used in Diluted EPS Calculation	56,140	61,202
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of certain items in the Consolidated Statements of Income (Loss) for the three months ended September 30, 2019 and 2018. Percentages may not add because of rounding.

	Three Months Ended
	September 30,
	2019	2018
Revenue	100.0%	100.0%
Cost of Educational Services	50.3%	47.1%
Student Services and Administrative Expense	38.9%	37.6%
Restructuring Expense	2.6%	16.7%
Gain on Sale of Assets	(1.9)%	0.0%
Total Operating Cost and Expense	89.9%	101.4%
Operating Income (Loss) from Continuing Operations	10.1%	(1.4)%
Net Other Expense	(1.8)%	(1.7)%
Income (Loss) from Continuing Operations Before Income Taxes	8.3%	(3.0)%
Income Tax (Provision) Benefit	(1.5)%	1.0%
Income (Loss) from Continuing Operations	6.8%	(2.0)%
Loss from Discontinued Operations, Net of Tax	(1.2)%	(2.0)%
Net Income (Loss)	5.6%	(4.0)%
Net Loss Attributable to Noncontrolling Interest	0.0%	0.0%
Net Income (Loss) Attributable to Adtalem Global Education	5.6%	(4.0)%

REVENUE

All discussions of the results of operations exclude the results of DeVry University, Carrington and Adtalem Brazil, which are included in the discontinued operations section of the Consolidated Statements of Income (Loss) for all periods presented.

The following table presents revenue by segment detailing the changes from the year-ago period including disclosures of the effect of the acquisition of OCL. Total consolidated revenue for the first quarter of fiscal year 2020 of $254.6 million increased 7.5%, or $17.7 million, compared to the year-ago quarter. Excluding the revenue added from OCL, which was acquired in the fourth quarter of fiscal year 2019, revenue grew 4.2% or $10.1 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Revenue results by segment are discussed in more detail in the sections below.

	Three Months Ended September 30, 2019
	(in thousands)
Revenue:	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal Year 2019 as Reported	$202,100	$35,646	$(807)	$236,939
Organic Growth	5,387	3,867	807	10,061
Effect of Acquisitions	—	7,613	—	7,613
Fiscal Year 2020 as Reported	$207,487	$47,126	$—	$254,613

Fiscal Year 2020 % Change:
Organic Growth	2.7%	10.8%	NM	4.2%
Effect of Acquisitions	—	21.4%	NM	3.2%
Fiscal Year 2020 % Change as Reported	2.7%	32.2%	NM	7.5%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 2.7%, or $5.4 million, to $207.5 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Revenue in the first quarter of fiscal year 2020 increased at Chamberlain driven primarily by increasing total student enrollment and increased revenue at the medical and veterinary schools primarily driven by increased housing revenue at RUSM from its Barbados campus. Key trends for Chamberlain and the medical and veterinary schools are set forth below.

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2020
Term	July 2019	Sept. 2019
New Students	2,396	5,595
% Change from Prior Year	(5.0)%	2.9%
Total Students	28,691	31,736
% Change from Prior Year	2.3%	1.4%

	Fiscal Year 2019
Term	July 2018	Sept. 2018	Nov. 2018	Jan. 2019	Mar. 2019	May 2019
New Students	2,523	5,435	2,617	4,759	2,726	3,997
% Change from Prior Year	1.0%	9.5%	(6.7)%	6.4%	(3.7)%	2.6%
Total Students	28,037	31,295	30,833	32,354	32,104	30,867
% Change from Prior Year	4.6%	4.1%	3.7%	3.3%	3.4%	1.8%

Chamberlain revenue increased 2.5%, or $2.9 million, to $116.5 million in the first quarter of fiscal year 2020 compared to the year-ago quarter, driven by increases in total student enrollment in the July 2019 and September 2019 sessions. Chamberlain admitted its largest class of campus students in September 2019.

Chamberlain currently operates 22 campuses in 15 states. Chamberlain’s newest campus in San Antonio, Texas, began instruction in October 2019.

Tuition Rates:

Tuition is $675 per credit hour for the Bachelor of Science in Nursing (“BSN”) onsite degree program. Tuition for the Registered Nurse to BSN (“RN-to-BSN”) online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. For students enrolled in the Family Nurse Practitioner (“FNP”) degree program, tuition is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $750 per credit hour. Tuition for the Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program that began in September 2019 is $695 per credit hour. All of these tuition rates are unchanged from the prior year. These tuition rates do not include the cost of books, supplies, transportation or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2020	Fiscal Year 2019
Term	Sept. 2019	Sept. 2018	Jan. 2019	May 2019
New Students	872	889	471	496
% Change from Prior Year	(1.9)%	9.5%	(8.5)%	(0.6)%
Total Students	5,608	5,887	5,548	5,220
% Change from Prior Year	(4.7)%	2.5%	(6.6)%	(6.0)%

The medical and veterinary schools’ revenue increased 2.9%, or $2.5 million, to $91.0 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. The principal driver of the increase was higher housing revenue at the new Barbados campus of RUSM. This increase was partially offset by lower tuition revenue at AUC and RUSM driven by lower enrollment and increased discounts and scholarships from listed tuition rates.

In the September 2019 semester, total student enrollment declined at AUC, RUSM and RUSVM, and new student enrollment increased at AUC and RUSVM and declined at RUSM. The lower enrollment is the result of heightened competition. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing RUSM affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing investments. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, heightened competition may continue to adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs resulting in lower tuition revenue.

In September 2019, AUC opened its medical education program in the U.K. in partnership with UCLAN. The program offers students a postgraduate diploma in International Medical Sciences (“PGIMS”) from UCLAN, followed by their Doctor of Medicine degree with AUC. Students will then be eligible to do clinical rotations at AUC’s clinical sites, which include hospitals in the U.S., the U.K. and Canada. This program is aimed at preparing students for the U.S. Medical Licensing Examination (“USMLE”).

In January 2019, RUSM moved its basic science instruction to a new location in Barbados. The academic facility is located in Bridgetown and student housing is located close to the academic facility in the parish of Christ Church and includes amenities, student services and convenient transportation to campus.

Tuition Rates:

●	Effective for semesters beginning in September 2019, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $23,240 and $26,000, respectively, per semester. These tuition rates represent a 3.5% increase over the prior academic year.
●	Effective for semesters beginning in September 2019, tuition rates for the beginning basic sciences and Internal Medicine Foundations/final clinical portion of the programs at RUSM are $24,170 and $26,676, respectively, per semester. These tuition rates represent a 4.0% increase over the prior academic year.
●	For students who entered the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) is $20,873 per semester effective September 2019. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical and clinical curriculum are $19,387 and $24,339, respectively, per semester effective September 2019. The tuition rates effective September 2019 represent a 2.8% increase over the prior academic year.

The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of transportation, living expenses or health insurance.

Financial Services

Revenue in the Financial Services segment increased 32.2%, or $11.5 million, to $47.1 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Excluding the revenue added from OCL, which was acquired in the fourth quarter of fiscal year 2019, revenue grew 10.8% or $3.9 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. The increase is driven by revenue growth at ACAMS, partially due to the timing of their largest conference of the year taking place in the first quarter of fiscal year 2020 compared to it taking place in the second quarter of fiscal year 2019. The increase was partially offset with revenue declines related to Becker’s courses for healthcare students, which were divested in August 2019. ACAMS memberships have increased to more than 75,000 as of September 30, 2019, driven by strong domestic growth as well as expansion in the Asia Pacific and European regions.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, housing, bookstore and other educational materials, student education-related support activities and the provision for bad debts.

	Three Months Ended September 30, 2019
	(in thousands)
Cost of Educational Services:	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal Year 2019 as Reported	$105,640	$5,944	$(50)	$111,534
Cost Increase	11,099	3,095	667	14,861
Effect of Acquisitions	—	1,639	—	1,639
Fiscal Year 2020 as Reported	$116,739	$10,678	$617	$128,034

Fiscal Year 2020 % Change:
Cost Increase	10.5%	52.1%	NM	13.3%
Effect of Acquisitions	—	27.6%	NM	1.5%
Fiscal Year 2020 % Change as Reported	10.5%	79.6%	NM	14.8%

Cost of Educational Services increased 14.8%, or $16.5 million, to $128.0 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Excluding the costs added with the acquisition of OCL, which occurred in the fourth quarter of fiscal year 2019, Cost of Educational Services increased 13.3% or $14.9 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Cost increased in the first quarter of fiscal year 2020 due to increased housing costs at RUSM’s Barbados campus, increased institutional loan program bad debt expense resulting from increased aging of balances, primarily at the medical and veterinary schools, costs associated with the largest ACAMS conference of the year taking place in the first quarter of fiscal year 2020 compared to it taking place in the second quarter of fiscal year 2019, and increased investment in growth across all reportable segments.

As a percentage of revenue, Cost of Educational Services was 50.3% in the first quarter of fiscal year 2020 compared to 47.1% in the year-ago quarter. The increase in the percentage was primarily the result of revenue growth in the lower margin sources of RUSM housing and ACAMS conferences.

Student Services and Administrative Expense

The Student Services and Administrative Expense category includes expenses related to sales, student admissions, marketing and advertising, general and administrative, curriculum development and amortization expense of finite-lived intangible assets related to acquisitions of businesses.

	Three Months Ended September 30, 2019
	(in thousands)
Student Services and Administrative Expense:	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal Year 2019 as Reported	$55,789	$24,952	$8,423	$89,164
Cost Increase (Reduction)	6,331	1,234	(3,797)	3,768
Effect of Acquisitions	—	6,155	—	6,155
Fiscal Year 2020 as Reported	$62,120	$32,341	$4,626	$99,087

Fiscal Year 2020 % Change:
Cost Increase (Reduction)	11.3%	4.9%	NM	4.2%
Effect of Acquisitions	—	24.7%	NM	6.9%
Fiscal Year 2020 % Change as Reported	11.3%	29.6%	NM	11.1%

Student Services and Administrative Expense increased 11.1%, or $9.9 million, to $99.1 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Excluding the costs added with the acquisition of OCL, which occurred in the fourth quarter of fiscal year 2019, Student Services and Administrative Expense increased 4.2% or $3.8 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Cost increases to support future enrollment growth at the medical and veterinary schools, Chamberlain, ACAMS and Becker were the main drivers of the increase in costs. Amortization of finite-lived intangible assets increased $0.9 million in the first quarter of fiscal year 2020 compared to the year-ago quarter, driven by OCL intangible asset amortization. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense was 38.9% in the first quarter of fiscal year 2020 compared to 37.6% in the year-ago quarter. Amortization expense for OCL intangible assets and costs to support enrollment growth caused the increase in this percentage.

Restructuring Expense

During the first quarter of fiscal year 2020, Adtalem recorded restructuring charges primarily related to the sale of Becker’s courses for healthcare students and Adtalem’s home office real estate consolidations. During the first quarter of fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the land, buildings and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. In January 2019, RUSM relocated its campus operations to Barbados with no plans to return to Dominica. The land, buildings and equipment in Dominica have been fully impaired as management determined the market value less the costs to sell the facilities or move the equipment is zero (see “Note 3: Summary of Significant Accounting Policies” to the Consolidated Financial Statements). In addition, during the first quarter of fiscal year 2019, Adtalem recorded restructuring charges primarily related to real estate consolidations at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, resulting from reducing Adtalem’s workforce by 15 and 176 positions in the first quarter of fiscal year 2020 and 2019, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements. Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Real Estate	Termination		Real Estate	Termination
	and Other	Benefits	Total	and Other	Benefits	Total
Medical and Healthcare	$127	$—	$127	$37,753	$1,262	$39,015
Financial Services	1,690	289	1,979	—	—	—
Home Office and Other	4,122	302	4,424	509	(51)	458
Total	$5,939	$591	$6,530	$38,262	$1,211	$39,473

Additional restructuring expense is expected to be recorded in the remainder of fiscal year 2020 as Adtalem plans to continue to reduce home office costs.

Gain on Sale of Assets

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements. There is no corresponding gain in the first quarter of fiscal year 2019.

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS

Total consolidated operating income from continuing operations increased $29.0 million, to $25.7 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Excluding the decrease in restructuring expense of $32.9 million and the gain on sale of assets of $4.8 million, consolidated operating income from continuing operations decreased 24.1% or $8.8 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. The primary drivers of this decrease were an increase in bad debt expense at the medical and veterinary schools and costs of returning to a normal level of expense at AUC and RUSM as operations returned to St. Maarten and moved to Barbados, respectively.

	Three Months Ended September 30, 2019
	(in thousands)
Operating Income (Loss):	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal Year 2019 as Reported	$1,656	$4,750	$(9,638)	$(3,232)
Organic Change	(12,044)	(462)	3,938	(8,568)
Effect of Acquisitions	—	(181)	—	(181)
Restructuring Expense Change	38,888	(1,979)	(3,966)	32,943
Gain on Sale of Assets Change	—	—	4,779	4,779
Fiscal Year 2020 as Reported	$28,500	$2,128	$(4,887)	$25,741

Medical and Healthcare

Medical and Healthcare segment operating income increased $26.8 million, to $28.5 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Excluding restructuring charges, segment operating income decreased 29.6%, or $12.0 million, in the first quarter of fiscal year 2020 compared to the year-ago quarter. The primary drivers of the decrease in operating income relate to increased marketing expense to drive future enrollment growth, increased bad debt expense for the institutional loan programs, primarily at the medical and veterinary schools, costs of returning to a normal level of expense at AUC and RUSM as post-hurricane operations returned to St. Maarten and moved to Barbados, respectively, and an increase of approximately $3.8 million in home office costs reallocated from Home Office and Other to the Medical and Healthcare segment in the first quarter of fiscal year 2020 compared to the year-ago quarter.

Financial Services

Financial Services segment operating income decreased 55.2%, or $2.6 million, to $2.1 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Excluding restructuring charges, segment operating income decreased 13.5%, or $0.6 million, to $4.1 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Operating income decreased at Becker driven by increased costs to support future growth. In addition, approximately $0.9 million in home office costs were reallocated from Home Office and Other to the Medical and Healthcare segment in the first quarter of fiscal year 2020 compared to the year-ago quarter. The decreases in operating income were partially offset by increased operating income at ACAMS driven by an increase in revenue.

NET OTHER EXPENSE

Net other expense in the first quarter of fiscal year 2020 was $4.6 million compared to $3.9 million in the year-ago quarter. The net other expense increase was primarily the result of increased borrowings under Adtalem’s Credit Facility (as discussed in “Note 13: Debt” to the Consolidated Financial Statements).

INCOME TAXES

The effective tax rate on income from continuing operations was 17.6% in the first quarter of fiscal year 2020 compared to 32.4% on loss from continuing operations in the first quarter of fiscal year 2019. The effective tax rate in the first quarter of fiscal year 2019 included a pre-tax income special item of $39.0 million related to the write-offs of assets and restructuring charges in Dominica. The effective tax rates on income from continuing operations excluding this non-recurring special item was 16.4% in the first quarter of fiscal year 2019. The increase in the first quarter of fiscal year 2020 primarily reflects a decrease in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings. The provisions from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) impacting the first quarter of fiscal year 2020 effective tax rate include a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), and a limitation of certain executive compensation. Our estimates may be revised in future periods as we obtain additional data and any new regulations or guidance is released.

Three of Adtalem’s operating units benefit from local tax incentives: AUC, which operates in St. Maarten, RUSM, which operates in Barbados, and RUSVM, which operates in St. Kitts. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039. RUSVM has an exemption in St. Kitts until 2037.

As of June 30, 2019, Adtalem had an indefinite reinvestment assertion with respect to accumulated and future earnings in Brazil. Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. As such, Adtalem no longer maintains this assertion. The tax impact of the reversal of the assertion is immaterial.

DISCONTINUED OPERATIONS

Loss from discontinued operations includes $4.2 million in costs associated with the divested DeVry University operations, primarily consisting of ongoing litigation costs and settlements. In addition, beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. See “Note 2: Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for further information. Management will continue to disclose and discuss Adtalem Brazil operations in its public filings until the period in which the sale closes as Adtalem Brazil operations continue to have an effect on Adtalem’s reported net income.

Adtalem Brazil

Revenue at Adtalem Brazil decreased 3.4%, or $1.6 million, to $45.7 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. The decrease in value of the Brazilian Real compared to the U.S. dollar decreased reported revenue in the first quarter of fiscal year 2020 by $0.6 million compared to the year-ago quarter. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis, revenue decreased 2.2% in the first quarter of fiscal year 2020 compared to the year-ago quarter. Declines in enrollment at Wyden Educational institutions (“Wyden”) and in law exam test preparation courses, along with increased discounting were the primary drivers of the revenue decrease.

Brazil’s economy presented challenges for enrollment growth and created pricing pressures in the education sector. Adtalem Brazil’s revenue results have been negatively impacted by these conditions as well as reductions in Brazil’s government-funded loan program, “Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) and increased competition. Adtalem Brazil students are eligible for loans under the FIES program, which is financed by the Brazilian government. As of September 30, 2019, approximately 16% of Adtalem Brazil’s degree-seeking students have obtained financing under the FIES program. This represents approximately 18% of Adtalem Brazil’s revenue. The

Brazilian government has stated that it is supportive of the FIES program, which is an important factor in helping to increase the number of college graduates. However, the changes enacted during fiscal year 2018 reducing the number of contracts available for grant under the FIES program by approximately 31% to all higher education institutions in Brazil, have impacted Adtalem Brazil’s growth. Adtalem Brazil institutions have increased efforts to attract more non-FIES program students in order to diversify their payer mix. Also, Adtalem Brazil is working with private lenders to increase funding sources for prospective students. Management believes Adtalem Brazil institutions offer programs of study and operate in areas of the country that the Brazilian government favors in issuing loans under the FIES program. Should economic conditions continue to weaken and additional austerity measures be instituted by the Brazilian government, Adtalem Brazil’s ability to grow its student enrollment may be further impacted.

Key trends for Adtalem Brazil are set forth below.

Adtalem Brazil Student Enrollment:

	Fiscal Year 2020	Fiscal Year 2019
Term	Sept. 2019	Sept. 2018	Mar. 2019
New Students	17,588	17,956	27,505
% Change over Prior Year	(2.0)%	23.8%	17.7%
Total Students	76,904	81,088	79,919
% Change over Prior Year	(5.2)%	3.5%	5.6%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in test preparation programs at Damásio Educacional (“Damasio”). The decrease in enrollment in the September 2019 term is driven by a decline in new and continuing onsite enrollment at Wyden and the degree granting operations of Damasio, partially offset with increases in new and continuing online enrollment and enrollment increases at Grupo Ibmec Educacional S.A. (“Ibmec”). Enrollment increases in online students are less beneficial to revenue growth due to lower tuition pricing of the online programs.

Adtalem Brazil operating income increased $2.6 million to $3.3 million in the first quarter of fiscal year 2020 compared to the year-ago quarter. Operating income was reduced by the effect of exchange rate changes by $0.3 million in the first quarter of fiscal year 2020. Excluding the effect of the exchange rate changes and restructuring charges, Adtalem Brazil operating income increased $2.9 million in the first quarter of fiscal year 2020 compared to the year-ago quarter, primarily driven by cost reduction measures implemented to offset declining enrollment and the need for higher discounting. These operating income amounts in fiscal years 2020 and 2019 have been adjusted for the reduction in home office expenses allocated to Adtalem Brazil within discontinued operations and now allocated to continuing operations. For fiscal year 2020, these costs are being allocated to the Medical and Healthcare and Financial Services segments. For fiscal year 2019, these costs were allocated to Home Office and Other. See “Note 15: Segment Information” to the Consolidated Financial Statements for further details.

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See “Note 2: Discontinued Operations” to the Consolidated Financial Statements in Item 8 of Adtalem's Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for further information. The divestiture of both of these operations was completed in the second quarter of fiscal year 2019. As a result, management discontinued discussion of the DeVry University and Carrington operating results beginning with the second quarter of fiscal year 2019 Quarterly Report on Form 10-Q as comparable results are no longer meaningful.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

Adtalem’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal and state loan and grant programs, student and family educational loans (“private loans”), employer educational reimbursements, scholarships and student and family financial resources. Adtalem continues to provide financing options for its students, including Adtalem’s institutional loan programs.

The following table, which excludes DeVry University, Carrington and Adtalem Brazil revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2018 and 2017. Final data for fiscal year 2019 is not yet available.

	Fiscal Year
Funding Source:	2018	2017
Federal Assistance (Title IV) Program Funding (Grants and Loans)	59%	60%
Private Loans	2%	2%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	39%	38%
Total	100%	100%

The pattern of cash receipts during the year is seasonal. Adtalem’s cash collections on accounts receivable peak at the start of each institution’s term. Accounts receivable reach their lowest level at the end of each term, dropping to the lowest point at the end of December.

Financial Aid

Like other higher education institutions, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See “Item 1A – Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on August 28, 2019, for a discussion of student financial aid related risks.

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

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $0.7 million, $1.0 million and $0.9 million was held in restricted bank accounts at September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

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

Cash Provided by Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Net Income (Loss) from Continuing Operations	$17,408	$(4,851)
Non-cash Items	34,143	60,963
Changes in Assets and Liabilities	(18,250)	(2,595)
Net Cash Provided by Operating Activities-Continuing Operations	$33,301	$53,517

Cash generated from operating activities by continuing operations in the first three months of fiscal year 2020 was $33.3 million compared to $53.5 million in the year-ago period. Net income from continuing operations increased by $22.3 million in the first three months of fiscal year 2020 compared to the year-ago period.

The decrease in non-cash items of $26.8 million in the first three months of fiscal year 2020 compared to the year-ago period was the result of the following:

●	A decrease of $36.3 million in depreciation and write-offs of building, building improvements, leasehold improvements, furniture and equipment. This was primarily the result of recording $37.8 million in impairment write-downs of land, buildings and equipment at RUSM’s Dominica campus in the first three months of fiscal year 2019.
●	An increase of $12.8 million in amortization and adjustments to operating lease assets which results from the implementation of ASC 842 on July 1, 2019.
●	An increase of $4.4 million in provision for bad debts due to increases in reserves for institutional student loans.
●	An increase of $1.1 million in stock-based compensation expense.
●	An increase of $0.9 million in amortization expense of intangible assets.
●	A decrease of $4.9 million in the deferred income tax provision related to the timing of deductions.
●	An increase in realized gain on the sale of assets of $4.8 million from the sale of the Columbus, Ohio, campus facility.

Changes in Assets and Liabilities from June 30, 2019 reduced operating cash flow by $18.3 million, driven by the following:

●	A $38.2 million decrease resulting from an increase in accounts receivable balances (excluding provisions for bad debts) due to higher accounts receivable balances at the Medical and Healthcare segment. These balances are seasonally higher at September 30, 2019 compared to June 30, 2019 due to the timing of cash receipts at Chamberlain, AUC, RUSM and RUSVM resulting from the timing of academic terms.
●	A $72.6 million increase resulting from an increase in deferred revenue balances due to the timing of the Chamberlain, AUC, RUSM and RUSVM academic terms at September 30, 2019 compared to June 30, 2019.
●	A $13.7 million decrease in operating lease liabilities which results from the payments under operating lease liabilities recorded upon the implementation of ASC 842 on July 1, 2019.
●	A $40.2 million decrease resulting from a change in prepaid expense and other current assets, accounts payable and accrued salaries, wages, benefits and liabilities balances due to the timing of disbursements in the normal processing cycles.

Cash Used in Investing Activities

Capital expenditures in the first three months of fiscal year 2020 were $10.4 million compared to $13.3 million in the year-ago period. The capital expenditures in fiscal year 2020 include spending for Chamberlain new campus development, maintenance and Adtalem’s home office reorganization.

Capital spending for the remainder of fiscal year 2020 will support continued investment for new campus development at Chamberlain and maintenance at the medical and veterinary schools. Management anticipates full fiscal year 2020 capital spending to be in the $45 to $50 million range, including $10.4 million spent during the first quarter of fiscal year 2020.

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in “Note 15: Segment Information” to the Consolidated Financial Statements.

Cash Used in Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Proceeds from Exercise of Stock Options	$828	$10,492
Repurchase of Common Stock for Treasury	(40,255)	(59,175)
Net Payments Under Credit Facility	(70,750)	(750)
Payment for Purchase of Noncontrolling Interest of Subsidiary	(6,247)	—
Other	155	(5,029)
Net Cash Used in Financing Activities-Continuing Operations	$(116,269)	$(54,462)

Proceeds from Exercise of Stock Options - Cash received from option holders for price paid at time of exercise.

Repurchase of Common Stock for Treasury - Cash paid for the repurchase of Adtalem’s common stock.

Net Payments Under Credit Facility - Net borrowings and repayments under its Credit Facility (see “Note 13: Debt” to the Consolidated Financial Statements).

Payment for Purchase of Noncontrolling Interest of Subsidiary - On July 1, 2019, the Adtalem Brazil management noncontrolling interest members exercised their put option and sold their remaining ownership interests in Adtalem Brazil to Adtalem.

Historically, Adtalem has produced positive cash flows from operating activities sufficient to fund the delivery of its educational programs and services as well as to fund capital investment and share repurchases. Adtalem’s consolidated cash balances of $121.1 million as of September 30, 2019 included $102.1 million of cash held at Adtalem’s international operations, which is available to Adtalem for general company purposes. As of September 30, 2019, the cash balance attributable to Adtalem Brazil was $96.9 million, which is excluded from the balances above as they are classified as assets held for sale and are not available for Adtalem general company purposes. In accordance with the terms of the Adtalem Brazil Purchase Agreement (see “Note 2: Discontinued Operations and Assets Held for Sale”), Adtalem expects to receive approximately $89 million in settlement of cash balances as of June 30, 2019 upon the close of the sale transaction.

Management believes current balances of unrestricted cash, cash generated from operations and the Credit Facility will be sufficient to fund both Adtalem’s current domestic and international operations, growth plans and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Other Contractual Arrangements

Adtalem’s long-term contractual obligations consist of its $600 million Credit Facility (discussed in “Note 13: Debt” to the Consolidated Financial Statements), operating leases on facilities and agreements for various services.

In fiscal year 2018, Adtalem recorded a liability of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, pursuant to the Tax Act. This amount was reduced to $8.7 million after utilization of tax credits and current and prior year tax losses, and is payable over eight years. The first installment will be required in fiscal year 2021.

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”). In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears and has a maturity date of January 1, 2022. DeVry University may make prepayments on the Note.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”) for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and holds a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The buyer has an option to make prepayments.

Adtalem is leasing space to DeVry University at four facilities owned by Adtalem and subleasing space, in full or in part, at an additional 25 facilities, of which 17 are subleased to DeVry University and/or Carrington. Adtalem remains the primary lessee on the 25 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to six years. Future minimum lease and sublease rental income under these agreements at September 30, 2019, are as follows (in thousands):

Fiscal Year	Amount
2020 (Remaining)	$18,608
2021	20,099
2022	17,103
2023	16,368
2024	10,523
Thereafter	7,308
Total	$90,009

Adtalem also assigned certain leases to DeVry University and Carrington but remains contingently liable under these leases.

OFF-BALANCE SHEET ARRANGEMENTS

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director or other affiliated person. Adtalem has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. Adtalem did not enter into any derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first three months of fiscal year 2020. Adtalem had no open derivative positions at September 30, 2019.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in the Company’s Critical Accounting Estimates, as disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

The financial position and results of operations of AUC, RUSM and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all of these financial transactions are denominated in U.S. dollars.

The assets and liabilities held for sale and results of discontinued operations of Adtalem Brazil are measured using the Brazilian Real as the functional currency. Adtalem Brazil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. As of September 30, 2019, Adtalem did not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets held for sale constitute 24.8% of Adtalem’s overall assets, and Adtalem’s Brazilian liabilities held for sale constitute 11.2% of overall liabilities. The value of the Brazilian Real has been volatile in relation to the U.S. dollar over the past several years. The value during the first quarter of fiscal year 2020 averaged roughly 1% lower compared to the year-ago quarter. Based upon the current value of the net assets in Adtalem Brazil’s operations, a change of $0.01 in the value of the U.S. dollar relative to the Brazilian Real results in a translation adjustment to Accumulated Other Comprehensive Loss of approximately $17.5 million.

The interest rate on Adtalem’s Credit Facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate for periods typically ranging from one to three months. As of September 30, 2019, Adtalem had $336.3 million in outstanding borrowings under the Term B Loan and Revolver with a weighted average interest rate of 4.94%. Based upon borrowings of $336.3 million, a 100 basis point increase in short-term interest rates would result in $3.4 million of additional annual interest expense.

Adtalem’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue and accounts receivable. However, the Adtalem Brazil FIES accounts receivable balance has remained elevated for the past several years due to changes in government funding of the program. As of September 30, 2019, June 30, 2019 and September 30, 2018, the FIES accounts receivable balance was $17.8 million, $26.2 million and $22.8 million, respectively. These accounts receivable balances are classified as held for sale.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Item 1A – Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which could materially affect Adtalem’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing Adtalem. Additional risks and uncertainties not currently known to Adtalem or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. Except for the risk factor discussed below, there have been no material changes to Adtalem’s risk factors since its Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

A delayed or unsuccessful sale of Adtalem Brazil could have a material adverse effect on the stock valuation of Adtalem or may impact the growth prospects or financial resources of Adtalem.

Adtalem has entered into a binding stock purchase agreement to sell its Brazilian portfolio, Adtalem Brazil, to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”) (the “Transaction”). Adtalem’s transfer of ownership to the Purchaser is subject to numerous closing conditions, including the approval by Brazil’s Administrative Council of Economic Defense (“CADE”), the Brazilian antitrust authority. Additionally, the Purchaser is not required to close the Transaction in certain circumstances, including in the event that the closing has not occurred by 270 days following the filing with CADE of all required notification and report forms (subject to each party’s right to extend for an additional 90 days under certain conditions. There is no assurance that the conditions to closing will be satisfied in a timely manner or at all. If the Transaction is not completed, the valuation of Adtalem common stock may materially and adversely decline.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares that May
	Total Number of	Average Price Paid	Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs (1)	the Plans or Programs (1)
July 2019	240,714	$46.69	240,714	$170,881,305
August 2019	253,302	$46.66	253,302	$159,062,529
September 2019	424,791	$40.49	424,791	$141,864,748
Total	918,807	$43.81	918,807	$141,864,748

(1)  On November 7, 2018, the Board of Directors of Adtalem authorized a share repurchase program to repurchase up to $300 million of Adtalem common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019. The timing and amount of any repurchases will be determined based on an evaluation of the market and other factors. The total remaining authorization under this share repurchase program was $141,864,748 as of September 30, 2019.

Other Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares that May
	Total Number of	Average Price Paid	Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)	per Share	Plans or Programs	the Plans or Programs
July 2019	947	$44.98	NA	NA
August 2019	112,572	$44.80	NA	NA
September 2019	66	$41.70	NA	NA
Total	113,585	$44.80	NA	NA
(1)	Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit 10

Executive Employment Agreement dated as of August 23, 2019 between Adtalem and Michael Randolfi (incorporated by reference to Exhibit 10.1 to Adtalem’s Current Report on Form 8-K dated August 27, 2019)*

Exhibit 31	Certifications Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Designates management contract and compensatory plan or arrangement.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: October 29, 2019	/s/ Michael Randolfi
Michael Randolfi
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)