Form 10-Q
period 2019-12-31
Adtalem Global Education Inc.
filed 2020-02-04
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	ATGE	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 27, 2020, there were 52,913,988 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	December 31,	June 30,	December 31,
	2019	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$67,282	$204,202	$208,295
Investments in marketable securities	9,229	8,680	7,269
Restricted cash	3,465	1,022	818
Accounts receivable, net	93,394	83,560	81,990
Prepaid expenses and other current assets	45,275	29,313	55,158
Current assets held for sale	171,284	177,923	153,019
Total current assets	389,929	504,700	506,549
Noncurrent assets:
Property and equipment, net	281,975	283,433	275,546
Operating lease assets	187,520	—	—
Deferred income taxes	15,588	18,314	19,141
Intangible assets, net	292,736	297,989	238,613
Goodwill	686,805	687,256	627,594
Other assets, net	82,850	52,113	57,743
Other assets held for sale	453,207	398,891	397,037
Total noncurrent assets	2,000,681	1,737,996	1,615,674
Total assets	$2,390,610	$2,242,696	$2,122,223

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$31,457	$53,385	$46,442
Accrued payroll and benefits	39,088	46,664	42,782
Accrued liabilities	89,507	76,529	76,035
Deferred revenue	51,413	95,944	47,097
Current operating lease liabilities	53,029	—	—
Current portion of long-term debt	3,000	3,000	3,000
Current liabilities held for sale	36,694	36,109	28,954
Total current liabilities	304,188	311,631	244,310
Noncurrent liabilities:
Long-term debt	412,105	398,094	289,084
Long-term operating lease liabilities	180,002	—	—
Deferred income taxes	28,845	29,426	32,398
Other liabilities	91,643	86,326	97,329
Noncurrent liabilities held for sale	75,833	16,146	20,804
Total noncurrent liabilities	788,428	529,992	439,615
Total liabilities	1,092,616	841,623	683,925
Commitments and contingencies (Note 19)
Redeemable noncontrolling interest	3,082	9,543	8,651
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 52,953, 55,303, and 58,212 shares outstanding as of December 31, 2019, June 30, 2019 and December 31, 2018, respectively	806	801	801
Additional paid-in capital	496,674	486,061	479,946
Retained earnings	2,032,788	2,012,902	1,926,134
Accumulated other comprehensive loss	(159,118)	(137,290)	(143,518)
Treasury stock, at Cost, 27,623, 24,830, and 21,883 shares as of December 31, 2019, June 30, 2019 and December 31, 2018, respectively	(1,076,238)	(970,944)	(833,716)
Total shareholders' equity	1,294,912	1,391,530	1,429,647
Total liabilities and shareholders' equity	$2,390,610	$2,242,696	$2,122,223

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue	$266,172	$253,961	$520,785	$490,900
Operating cost and expense:
Cost of educational services	127,258	118,077	255,292	229,611
Student services and administrative expense	96,648	89,251	195,735	178,415
Restructuring expense	1,955	3,535	8,485	43,008
Gain on sale of assets	—	—	(4,779)	—
Settlement gain	—	(15,571)	—	(15,571)
Total operating cost and expense	225,861	195,292	454,733	435,463
Operating income from continuing operations	40,311	58,669	66,052	55,437
Other income (expense):
Interest and dividend income	1,215	1,173	1,893	2,142
Interest expense	(5,066)	(5,006)	(10,394)	(9,924)
Investment gain (loss)	419	(1,122)	442	(1,122)
Loss on derivative	(28,006)	—	(28,006)	—
Net other expense	(31,438)	(4,955)	(36,065)	(8,904)
Income from continuing operations before income taxes	8,873	53,714	29,987	46,533
Income tax provision	(7,570)	(11,857)	(11,276)	(9,527)
Income from continuing operations	1,303	41,857	18,711	37,006
Discontinued operations:
Income (loss) from discontinued operations before income taxes	3,294	3,768	411	(1,951)
Loss on disposal of discontinued operations before income taxes	—	(32,714)	—	(32,714)
Income tax benefit	823	4,595	550	5,580
Income (loss) from discontinued operations	4,117	(24,351)	961	(29,085)
Net income	5,420	17,506	19,672	7,921
Net loss attributable to redeemable noncontrolling interest from continuing operations	105	88	214	152
Net income attributable to redeemable noncontrolling interest from discontinued operations	—	(299)	—	(308)
Net income attributable to Adtalem Global Education	$5,525	$17,295	$19,886	$7,765

Amounts attributable to Adtalem Global Education:
Net income from continuing operations	$1,408	$41,945	$18,925	$37,158
Net income (loss) from discontinued operations	4,117	(24,650)	961	(29,393)
Net income attributable to Adtalem Global Education	$5,525	$17,295	$19,886	$7,765

Earnings (loss) per share attributable to Adtalem Global Education:
Basic:
Continuing operations	$0.03	$0.71	$0.35	$0.62
Discontinued operations	$0.08	$(0.42)	$0.02	$(0.49)
Net	$0.10	$0.29	$0.36	$0.13
Diluted:
Continuing operations	$0.03	$0.70	$0.34	$0.61
Discontinued operations	$0.08	$(0.41)	$0.02	$(0.49)
Net	$0.10	$0.29	$0.36	$0.13

Weighted-average shares outstanding:
Basic shares	53,890	59,185	54,691	59,756
Diluted shares	54,280	60,000	55,192	60,598

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$5,420	$17,506	$19,672	$7,921
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	17,624	19,660	(21,870)	(955)
Unrealized (loss) gain on marketable securities, net of tax	(3)	(10)	42	(14)
Comprehensive income (loss)	23,041	37,156	(2,156)	6,952
Comprehensive loss (income) attributable to redeemable noncontrolling interest	131	(753)	315	(86)
Comprehensive income (loss) attributable to Adtalem Global Education	$23,172	$36,403	$(1,841)	$6,866

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2019	2018
Operating activities:
Net income	$19,672	$7,921
(Income) loss from discontinued operations	(961)	29,085
Income from continuing operations	18,711	37,006
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	8,547	7,360
Amortization and adjustments to operating lease assets	21,309	—
Depreciation	17,224	15,913
Amortization	5,893	3,995
Provision for bad debts	11,436	2,657
Deferred income taxes	2,131	22,924
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	1,100	39,949
Realized and unrealized (gain) loss on investments	(442)	1,122
Realized gain on sale of assets	(4,779)	—
Insurance settlement gain	—	(15,571)
Unrealized loss on derivative	28,006	—
Changes in assets and liabilities:
Accounts receivable	(14,779)	(14,430)
Prepaid expenses and other current assets	(19,445)	(21,131)
Accounts payable	(20,906)	2,785
Accrued payroll and benefits	(7,576)	(13,341)
Accrued liabilities	(916)	3,802
Deferred revenue	(44,531)	(51,850)
Operating lease liabilities	(27,549)	—
Other assets and liabilities	2,270	(19,126)
Net cash (used in) provided by operating activities-continuing operations	(24,296)	2,064
Net cash provided by operating activities-discontinued operations	10,622	20,957
Net cash (used in) provided by operating activities	(13,674)	23,021
Investing activities:
Capital expenditures	(20,311)	(32,058)
Insurance proceeds received for damage to buildings and equipment	—	35,706
Proceeds from sales of marketable securities	702	1,136
Purchases of marketable securities	(753)	(5,290)
Proceeds from sale of assets	6,421	—
Cash received on purchase price adjustment	92	—
Loan to DeVry University	—	(10,000)
Net cash used in investing activities-continuing operations	(13,849)	(10,506)
Net cash used in investing activities-discontinued operations	(2,585)	(5,130)
Cash and restricted cash transferred in divestitures of discontinued operations	—	(48,876)
Net cash used in investing activities	(16,434)	(64,512)
Financing activities:
Proceeds from exercise of stock options	2,028	16,784
Employee taxes paid on withholding shares	(5,232)	(6,401)
Proceeds from stock issued under Colleague Stock Purchase Plan	—	312
Repurchases of common stock for treasury	(100,019)	(115,933)
Borrowings under credit facility	160,000	—
Repayments under credit facility	(146,500)	(1,500)
Proceeds from down payment on seller loan	5,200	—
Payment for purchase of redeemable noncontrolling interest of subsidiary	(6,247)	—
Net cash used in financing activities-continuing operations	(90,770)	(106,738)
Net cash used in financing activities-discontinued operations	(1,765)	(846)
Net cash used in financing activities	(92,535)	(107,584)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,037)	289
Net decrease in cash, cash equivalents and restricted cash	(125,680)	(148,786)
Cash, cash equivalents and restricted cash at beginning of period	300,467	444,405
Cash, cash equivalents and restricted cash at end of period	174,787	295,619
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	104,040	86,506
Cash, cash equivalents and restricted cash at end of period	$70,747	$209,113

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
September 30, 2018	$798	$469,545	$1,908,465	$(163,168)	$(775,605)	$1,440,035
Net income attributable to Adtalem Global Education			17,295			17,295
Other comprehensive income, net of tax				19,650		19,650
Change in redeemable noncontrolling interest put option			374			374
Stock-based compensation		3,819				3,819
Net activity from stock-based compensation awards	3	6,548			(1,472)	5,079
Proceeds from stock issued under Colleague Stock Purchase Plan		34			119	153
Repurchases of common shares for treasury					(56,758)	(56,758)
December 31, 2018	$801	$479,946	$1,926,134	$(143,518)	$(833,716)	$1,429,647

September 30, 2019	$805	$492,151	$2,027,263	$(176,739)	$(1,016,287)	$1,327,193
Net income attributable to Adtalem Global Education			5,525			5,525
Other comprehensive income, net of tax				17,621		17,621
Stock-based compensation		3,369				3,369
Net activity from stock-based compensation awards	1	1,154			(187)	968
Repurchases of common shares for treasury					(59,764)	(59,764)
December 31, 2019	$806	$496,674	$2,032,788	$(159,118)	$(1,076,238)	$1,294,912

June 30, 2018	$793	$454,653	$1,917,373	$(142,168)	$(711,365)	$1,519,286
Cumulative effect adjustment upon the adoption of ASU 2016-01			381	(381)		—
Net income attributable to Adtalem Global Education			7,765			7,765
Other comprehensive loss, net of tax				(969)		(969)
Change in redeemable noncontrolling interest put option			615			615
Stock-based compensation		8,188				8,188
Net activity from stock-based compensation awards	8	17,035			(6,660)	10,383
Proceeds from stock issued under Colleague Stock Purchase Plan		70			242	312
Repurchases of common shares for treasury					(115,933)	(115,933)
December 31, 2018	$801	$479,946	$1,926,134	$(143,518)	$(833,716)	$1,429,647

June 30, 2019	$801	$486,061	$2,012,902	$(137,290)	$(970,944)	$1,391,530
Net income attributable to Adtalem Global Education			19,886			19,886
Other comprehensive loss, net of tax				(21,828)		(21,828)
Stock-based compensation		8,594				8,594
Net activity from stock-based compensation awards	5	2,019			(5,275)	(3,251)
Repurchases of common shares for treasury					(100,019)	(100,019)
December 31, 2019	$806	$496,674	$2,032,788	$(159,118)	$(1,076,238)	$1,294,912

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

Adtalem is a leading workforce solutions provider. We present two reportable segments as follows:

Medical and Healthcare – Offers degree and non-degree programs in the medical and healthcare postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”).

Financial Services – Offers test preparation, certifications, conferences, seminars, memberships, and subscriptions to business professionals in the areas of accounting, anti-money laundering, banking, and mortgage industries. This segment includes the operations of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine.

“Home Office and Other” includes activity not allocated to a reportable segment. See Note 20 “Segment Information” for additional information.

Adtalem Education of Brazil (“Adtalem Brazil”), Carrington College (“Carrington”), and DeVry University are presented as discontinued operations and assets held for sale. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

A full listing of our significant accounting policies is described in Note 4 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“2019 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our 2019 Form 10-K.

We use the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations.

Due to the seasonal nature of our business, quarterly revenue, expenses, earnings, and cash flows are not necessarily indicative of the results that may be achieved for the full fiscal year.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

Recent Accounting Standards

Recently adopted accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02: “Leases (Topic 842).” This guidance was issued to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted this guidance, along with the related clarifications and improvements, effective July 1, 2019 using the modified retrospective approach without adjusting prior comparative periods. The adoption of this standard significantly impacts our Consolidated Balance Sheets, but did not impact our Consolidated Statements of Income. We elected the practical expedients package which allows us to forego reassessing (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or expiring leases; and (iii) initial direct costs for any existing leases. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining the lease term and impairment of operating lease assets. See Note 11 “Leases” for the disclosures related to this new accounting standard.

The impact on the Consolidated Balance Sheet upon adoption of Accounting Standards Codification (“ASC”) 842 is as follows (in thousands, except par value):

	June 30,	Adjustments due to	July 1,
	2019	adoption of ASC 842	2019
Assets:
Current assets:
Cash and cash equivalents	$299,445	$—	$299,445
Investments in marketable securities	8,680	—	8,680
Restricted cash	1,022	—	1,022
Accounts receivable, net	157,829	—	157,829
Prepaid expenses and other current assets	37,724	(3,483)	34,241
Total current assets	504,700	(3,483)	501,217
Noncurrent assets:
Property and equipment, net	364,683	—	364,683
Operating lease assets	—	282,978	282,978
Deferred income taxes	18,314	—	18,314
Intangible assets, net	418,097	—	418,097
Goodwill	874,451	—	874,451
Other assets, net	62,451	—	62,451
Total noncurrent assets	1,737,996	282,978	2,020,974
Total assets	$2,242,696	$279,495	$2,522,191

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$57,627	$—	$57,627
Accrued salaries, wages, and benefits	64,492	—	64,492
Accrued liabilities	86,722	(16,946)	69,776
Deferred revenue	99,790	—	99,790
Current operating lease liabilities	—	66,707	66,707
Current portion of long-term debt	3,000	—	3,000
Total current liabilities	311,631	49,761	361,392
Noncurrent liabilities:
Long-term debt	398,094	—	398,094
Long-term operating lease liabilities	—	269,387	269,387
Deferred income taxes	29,426	—	29,426
Other liabilities	102,472	(39,653)	62,819
Total noncurrent liabilities	529,992	229,734	759,726
Total liabilities	841,623	279,495	1,121,118
Redeemable noncontrolling interest	9,543	—	9,543
Shareholders' equity:
Common stock, $0.01 par value	801	—	801
Additional paid-in capital	486,061	—	486,061
Retained earnings	2,012,902	—	2,012,902
Accumulated other comprehensive loss	(137,290)	—	(137,290)
Treasury stock, at cost	(970,944)	—	(970,944)
Total shareholders' equity	1,391,530	—	1,391,530
Total liabilities and shareholders' equity	$2,242,696	$279,495	$2,522,191

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

Recently issued accounting standards not yet adopted

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

Reclassifications

Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information. Prior period amounts have been revised to conform to the current classification. Certain expenses in prior periods previously allocated to Adtalem Brazil within our former Business and Law segment have been reclassified to the Home Office and Other segment based on discontinued operation reporting guidance regarding allocation of corporate overhead. For fiscal year 2020, home office costs to support the remaining businesses are being allocated to the Medical and Healthcare and Financial Services segments. See Note 20 “Segment Information” for additional information.

3. Acquisitions

OnCourse Learning

On May 31, 2019, Adtalem completed the acquisition of 100% of the equity interests of OCL for $118.3 million, net of cash of $1.2 million. Adtalem paid $118.4 million for this purchase during the fourth quarter of fiscal year 2019, and funded the purchase with available domestic cash balances and $100 million in borrowings under Adtalem’s revolving credit facility. Adtalem received $0.1 million related to a net working capital adjustment during the second quarter of fiscal year 2020. OCL is a leading provider of compliance training, licensure preparation, continuing education, and professional development in the banking and mortgage industries across the U.S. The acquisition furthers Adtalem’s growth strategy into financial services.

The operations of OCL are included in Adtalem’s Financial Services segment. The results of OCL’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

May 31,
2019
Current assets	$5,260
Property and equipment	1,197
Intangible assets	63,100
Goodwill	59,427
Total assets acquired	128,984
Liabilities assumed	9,445
Net assets acquired	$119,539

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Financial Services reporting unit and reportable segment. The goodwill balance changed from that reported at September 30, 2019 after an adjustment to purchase accounting. Factors that contributed to a purchase price resulting in the recognition of goodwill include OCL’s strategic fit into Adtalem’s expanding presence in financial services, the reputation of the OCL brand as a leader in the industry, and potential future growth opportunity. Of the $63.1 million of acquired intangible assets, $18.4 million was assigned to trade names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The values and estimated useful lives by asset type are as follows (in thousands):

	May 31, 2019
	Value	Estimated
	Assigned	Useful Life
Customer relationships	$26,400	11 years
Curriculum	11,600	6 years
Course delivery technology	6,700	5 years

There is no proforma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

4. Discontinued Operations and Assets Held for Sale

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

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that has a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. DeVry University may make prepayments on the Note. This loan is recorded as other assets, net on the Consolidated Balance Sheets. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $21.7 million on the sale of DeVry University and transferred $39.0 million of cash and restricted cash balances to DeVry University in the second quarter of fiscal year 2019.

On October 18, 2019, Adtalem entered into a Stock Purchase Agreement (“Purchase Agreement”) with Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem will sell all of the issued and outstanding shares of Adtalem Brasil Holding S.A. (a/k/a Adtalem Brazil) to the Purchaser for R$1,920 million (approximately $465 million as of October 18, 2019). In addition, Adtalem expects to receive approximately $74 million in settlement of cash balances as of June 30, 2019 of $89 million, net of indebtedness of $15 million. In connection with the announced proposed sale of Adtalem Brazil, Adtalem entered into a deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through mitigation of the currency exchange rate risk. The hedge agreement has a total notional amount of R$2,154 million (approximately $536 million as of December 31, 2019). Fees associated with this arrangement are payable upon closing of the sale, only if the sale closes, and will vary based on the closing date, based on a pre-defined schedule in the hedge agreement. The derivative associated with the hedge agreement does not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value are recorded within the income statement. Adtalem recorded a pre-tax unrealized loss on the hedge agreement derivative based on the foreign exchange forward spot rate as of December 31, 2019 of $28.0 million in the second quarter of fiscal year 2020 (see Note 18 “Fair Value Measurements” for additional information) and is included within accrued liabilities on the December 31, 2019 Consolidated Balance Sheet. This transaction is expected to be completed in the first half of fiscal year 2021. This sale advances Adtalem’s strategy to become a leading workforce solutions provider in the medical and healthcare and financial services industries, aligning

Adtalem’s portfolio to better address the global workforce skills gap, and serve its markets in a more competitive and comprehensive way. As the potential sale represents a strategic shift that will have a major effect on Adtalem’s operations and financial results, Adtalem Brazil is presented in Adtalem’s financial reporting as a discontinued operation. All prior periods presented disclose Adtalem Brazil’s assets and liabilities as held for sale, and operations and cash flows of Adtalem Brazil, which were previously included as the only component of the Business and Law reportable segment, as discontinued operations.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale, which includes only Adtalem Brazil balances as Carrington and DeVry University were sold as of each period presented below (in thousands):

	December 31,	June 30,	December 31,
	2019	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$104,040	$95,243	$86,506
Accounts receivable, net	60,494	74,269	56,718
Prepaid expenses and other current assets	6,750	8,411	9,795
Total current assets held for sale	171,284	177,923	153,019
Noncurrent assets:
Property and equipment, net	74,939	81,250	82,753
Operating lease assets	72,665	—	—
Intangible assets, net	114,296	120,108	119,802
Goodwill	179,199	187,195	185,582
Other assets, net	12,108	10,338	8,900
Total noncurrent assets held for sale	453,207	398,891	397,037
Total assets held for sale	$624,491	$576,814	$550,056

Liabilities:
Current liabilities:
Accounts payable	$2,936	$4,242	$2,083
Accrued salaries, wages and benefits	13,273	17,828	15,074
Accrued liabilities	6,484	10,193	7,721
Deferred revenue	3,096	3,846	4,076
Current operating lease liabilities	10,905	—	—
Total current liabilities held for sale	36,694	36,109	28,954
Noncurrent liabilities:
Long-term operating lease liabilities	62,345	—	—
Other liabilities	13,488	16,146	20,804
Total noncurrent liabilities held for sale	75,833	16,146	20,804
Total liabilities held for sale	$112,527	$52,255	$49,758

The following is a summary of income statement information of operations reported as discontinued operations, which includes Adtalem Brazil operations and includes Carrington’s and DeVry University’s operations through the date of each respective sale (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue	$55,153	$146,046	$100,805	$305,600
Operating cost and expense:
Cost of educational services	35,717	88,231	69,665	186,690
Student services and administrative expense	15,706	54,658	30,079	119,363
Restructuring expense (gain)	391	129	426	(313)
Asset impairment charge - building and equipment	—	(289)	—	1,953
Total operating cost and expense	51,814	142,729	100,170	307,693
Operating income (loss) from discontinued operations	3,339	3,317	635	(2,093)
Other income (expense):
Interest and dividend income	761	1,001	1,739	1,976
Interest expense	(806)	(550)	(1,963)	(1,834)
Net other (expense) income	(45)	451	(224)	142
Income (loss) from discontinued operations before income taxes	3,294	3,768	411	(1,951)
Loss on disposal of discontinued operations before income taxes	—	(32,714)	—	(32,714)
Income tax benefit	823	4,595	550	5,580
Income (loss) from discontinued operations	4,117	(24,351)	961	(29,085)
Net income attributable to redeemable noncontrolling interest	—	(299)	—	(308)
Income (loss) from discontinued operations attributable to Adtalem	$4,117	$(24,650)	$961	$(29,393)

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students and members), in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$214,153	$—	$—	$214,153
Test preparation/certifications	—	26,938	—	26,938
Conferences/seminars	—	13,742	—	13,742
Memberships/subscriptions	—	5,055	—	5,055
Other	6,027	257	—	6,284
Total	$220,180	$45,992	$—	$266,172

	Six Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$415,606	$—	$—	$415,606
Test preparation/certifications	—	51,909	—	51,909
Conferences/seminars	—	30,814	—	30,814
Memberships/subscriptions	—	9,922	—	9,922
Other	12,061	473	—	12,534
Total	$427,667	$93,118	$—	$520,785

	Three Months Ended December 31, 2018
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$211,487	$—	$—	$211,487
Test preparation/certifications	—	27,299	(808)	26,491
Conferences/seminars	—	10,676	—	10,676
Memberships/subscriptions	—	3,900	—	3,900
Other	1,140	267	—	1,407
Total	$212,627	$42,142	$(808)	$253,961

	Six Months Ended December 31, 2018
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$412,660	$—	$—	$412,660
Test preparation/certifications	—	56,015	(1,615)	54,400
Conferences/seminars	—	13,544	—	13,544
Memberships/subscriptions	—	7,836	—	7,836
Other	2,067	393	—	2,460
Total	$414,727	$77,788	$(1,615)	$490,900

Certain prior period amounts in the above tables have been reclassified for consistency with the current period presentation. In addition, see Note 20 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Higher education: Higher education revenue consists of tuition, fees, books, and other educational products. The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these transactions on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor.

Test preparation/certifications: Test preparation revenue consists of test preparation course instruction and self-study materials sales. Becker test preparation revenue is recognized when access to the course materials is delivered to the customer. EduPristine test preparation course instruction revenue is recognized on a straight-line basis over the applicable instruction delivery periods. Certification revenue consists of exam preparation guides, seminars, exam sitting fees, and recertification fees. We recognize revenue for each of these items at a point in time when the applicable performance obligation is satisfied.

Conferences/seminars: Conference revenue consists of revenue from attendees, sponsors, and exhibitors. We recognize revenue for all items related to conferences at the time of the conference. Seminar revenue consists of seminars delivered in live, live-online, or on-demand online formats. We recognize revenue for live and live-online seminars on the day of the seminar. On-demand online seminars, in which customers have access to a webcast of a seminar, are recognized on the day the customer places the order.

Memberships/subscriptions: Membership revenue is recognized on a straight-line basis over the membership period. Subscription revenue is recognized on a straight-line basis over the subscription period.

Other: Other revenue consists of housing and other miscellaneous services. Other revenue is recognized over the period in which the applicable performance obligation is satisfied.

Customer contracts generally have separately stated prices for each performance obligation contained in the contract. Therefore, each performance obligation generally has its own standalone selling price. For higher education students, arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students utilizing private funding or funding through Adtalem’s institutional loan programs (see Note 9 “Financing Receivables” for additional information) generally pay after the academic term is complete. For non-higher education customers, payment is typically due and collected at the time a customer places an order.

Transaction Price

Revenue, or transaction price, is measured as the amount of consideration expected to be received in exchange for transferring goods or services.

For higher education, students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. The amounts of discounts or scholarships are applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged. Upon withdrawal, a student may be eligible to receive a refund or partial refund, the amount of which is dependent on the timing of the withdrawal during the academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit Adtalem to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Adtalem in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. For contracts with similar characteristics and historical data on refunds, the expected value method is applied in determining the variable consideration related to refunds. Estimates of Adtalem’s expected refunds are determined at the outset of each academic term, based upon actual refunds in previous academic terms. Reserves related to refunds are presented as refund liabilities within accrued liabilities on the Consolidated Balance Sheets. All refunds are netted against revenue during the applicable academic term.

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

For test preparation and other Financial Services products, the transaction price is equal to the amount charged to the customer, which is the standard rate, less any discounts, and an estimate for returns or refunds.

We believe it is probable that no significant reversal will occur in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Therefore, the estimate of variable consideration is not constrained.

Contract Balances

For our higher education institutions, students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term. As instruction is provided, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s institutional loan programs (see Note 9 “Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable is reduced.

For our Financial Services businesses, customers are billed and payment is due at the time of order placement. In most cases, performance obligations are delivered subsequent to payments received. Delivering our performance obligations reduces deferred revenue, and accounts receivable is reduced upon payments received. Becker offers flexible payment plans with terms of up to 12-months as a financing option for the Becker CPA Exam Review Course (see Note 9 “Financing Receivables”). In this case, payment is received after satisfying the performance obligation.

Revenue of $88.0 million was recognized during the first six months of fiscal year 2020 that was included in the deferred revenue balance at the beginning of fiscal year 2020. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, and increases from payments received related to academic terms commencing after the end of the reporting period.

Allowance for bad debts as of December 31, 2019, June 30, 2019, and December 31, 2018 were $17.0 million, $14.5 million, and $11.2 million, respectively.

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

6. Restructuring Charges

During the second quarter and first six months of fiscal year 2020, Adtalem recorded restructuring charges primarily related to the sale of Becker’s courses for healthcare students and Adtalem’s home office real estate consolidations. During the second quarter and first six months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. In January 2019, RUSM relocated its campus operations to Barbados with no plans to return to Dominica. The property and equipment in Dominica have been fully impaired as management determined the market value less the costs to sell the facilities or move the equipment was zero. In addition, during the second quarter and first six months of fiscal year 2019, Adtalem recorded restructuring charges related to Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, resulting from reducing Adtalem’s workforce by 21 and 201 positions in the first six months of fiscal year 2020 and 2019, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 20 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended December 31, 2019			Six Months Ended December 31, 2019
	Real Estate	Termination		Real Estate	Termination
	and Other	Benefits	Total	and Other	Benefits	Total
Medical and Healthcare	$192	$225	$417	$319	$225	$544
Financial Services	1,172	(35)	1,137	2,862	254	3,116
Home Office and Other	401	—	401	4,523	302	4,825
Total	$1,765	$190	$1,955	$7,704	$781	$8,485

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	Real Estate	Termination		Real Estate	Termination
	and Other	Benefits	Total	and Other	Benefits	Total
Medical and Healthcare	$2,389	$56	$2,445	$40,143	$1,317	$41,460
Home Office and Other	968	122	1,090	1,477	71	1,548
Total	$3,357	$178	$3,535	$41,620	$1,388	$43,008

The following table summarizes the separation and restructuring plan activity for the fiscal years 2020 and 2019, for which cash payments are required (in thousands):

Liability balance as of June 30, 2018	$38,927
Increase in liability (separation and other charges)	8,870
Reduction in liability (payments and adjustments)	(22,714)
Liability balance as of June 30, 2019	25,083
ASC 842 (leases) adjustment (1)	(25,030)
Liability balance as of July 1, 2019	53
Increase in liability (separation and other charges)	1,952
Reduction in liability (payments and adjustments)	(1,109)
Liability balance as of December 31, 2019	$896

(1) Reflects amounts reclassified out of the opening balance of restructuring reserve accruals as of June 30, 2019 to operating lease assets that was recorded with the adoption of ASC 842. See “Note 2: Summary of Significant Accounting Policies” for additional information.

The liability balance of $0.9 million is recorded as accrued liabilities on the Consolidated Balance Sheet as of December 31, 2019. This liability balance represents exit cost accruals and costs for employees who have either not yet separated from Adtalem or for whom full severance has not yet been paid. All of these remaining costs are expected to be paid within the next 12 months.

7. Income Taxes

Our effective income tax rates from continuing operations were 85.3% and 37.6% for the three and six months ended December 31, 2019, respectively, and 22.1% and 20.5% for the three and six months ended December 31, 2018, respectively. The effective tax rates in fiscal years 2020 and 2019 reflect the U.S. federal tax rate of 21% adjusted for foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, in the second quarter of fiscal year 2020, we were unable to record a tax benefit on a pre-tax unrealized loss of $28.0 million from a derivative contract related to the deal-contingent hedge agreement on the pending Adtalem Brazil sale (see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information).

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

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and stock awards not included in the computation of diluted earnings per share when their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$1,408	$41,945	$18,925	$37,158
Discontinued operations	4,117	(24,650)	961	(29,393)
Net	$5,525	$17,295	$19,886	$7,765

Denominator:
Weighted-average shares outstanding	53,412	58,640	54,215	59,181
Unvested participating RSUs	478	545	476	575
Weighted-average basic shares outstanding	53,890	59,185	54,691	59,756
Effect of dilutive stock awards	390	815	501	842
Weighted-average diluted shares outstanding	54,280	60,000	55,192	60,598

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$0.03	$0.71	$0.35	$0.62
Discontinued operations	$0.08	$(0.42)	$0.02	$(0.49)
Net	$0.10	$0.29	$0.36	$0.13
Diluted:
Continuing operations	$0.03	$0.70	$0.34	$0.61
Discontinued operations	$0.08	$(0.41)	$0.02	$(0.49)
Net	$0.10	$0.29	$0.36	$0.13

Weighted-average anti-dilutive stock awards	1,025	227	910	282

9. Financing Receivables

Adtalem’s financing receivables consist of trade receivables related to institutional loan programs available to students at Chamberlain, AUC, RUSM, and RUSVM. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM, and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance. Most students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, which reduces the possibility of over borrowing, and minimizes interest being accrued on the loan balance. Payments may increase upon completing or departing school. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, the Becker CPA Exam Review Course can be financed through Becker’s flexible payment plans with terms of up to 12-months.

Allowances for uncollectible loans are determined by analyzing the current aging of institutional loans and historical loss rates of loans at each institution. Management performs this analysis monthly and quarterly throughout the year. In evaluating the collectability of all our receivable balances, we set our bad debt reserves incorporating the most recent and updated circumstances, facts, and analytics. Changes in assumed collection rates will result in changes in the necessary reserves. Loans are considered nonperforming if they are more than 90 days past due. Since all of Adtalem’s institutional loans are generated through the extension of credit to fund educational costs, all such receivables are considered part of the same loan portfolio.

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands):

	Six Months Ended		Year Ended		Six Months Ended
	December 31, 2019		June 30, 2019		December 31, 2018
Gross institutional loans		$50,215		$47,937		$46,633
Allowance for credit losses:
Balance as of July 1	$(6,289)		$(10,003)		$(10,003)
Charge-offs and adjustments	71		10,777		8,570
Recoveries	(28)		(83)		(53)
Additional provision	(7,627)		(6,980)		(3,001)
Balance as of end of period		(13,873)		(6,289)		(4,487)
Net institutional loans		$36,342		$41,648		$42,146

Of the net balances above, $17.9 million, $16.6 million, and $12.8 million were classified as accounts receivable, net on the Consolidated Balance Sheets as of December 31, 2019, June 30, 2019, and December 31, 2018, respectively, and $18.4 million, $25.1 million, and $29.3 million, representing amounts due beyond one year, were classified as other assets, net on the Consolidated Balance Sheets as of December 31, 2019, June 30, 2019, and December 31, 2018, respectively.

The following table details the credit risk profiles of the institutional loan balances based on an aging of past due institutional loans (in thousands):

				Greater
				Than 90			Total
	1-29 Days	30-59 Days	60-89 Days	Days	Total		Institutional
	Past Due	Past Due	Past Due	Past Due	Past Due	Current	Loans
Institutional loans:
December 31, 2019	$3,226	$1,601	$566	$13,407	$18,800	$31,415	$50,215
June 30, 2019	$3,578	$2,458	$687	$9,888	$16,611	$31,326	$47,937
December 31, 2018	$5,535	$963	$308	$4,336	$11,142	$35,491	$46,633

The allowances for credit losses are sufficient to reserve for the majority of nonperforming loans as of December 31, 2019, June 30, 2019, and December 31, 2018.

In connection with the completion of the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The value of the DeVry University loan receivable included in other assets, net on the Consolidated Balance Sheet as of December 31, 2019, June 30, 2019, and December 31, 2018 is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The value of the DePaul College Prep loan receivable included in other assets, net on the Consolidated Balance Sheet as of December 31, 2019 is $40.8 million, which is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

10. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,	June 30,	December 31,
	2019	2019	2018
Land	$41,480	$41,938	$41,181
Building	311,185	322,657	301,287
Equipment	239,417	228,533	221,145
Construction in progress	12,936	13,545	21,997
Property and equipment, gross	605,018	606,673	585,610
Accumulated depreciation	(323,043)	(323,240)	(310,064)
Property and equipment, net	$281,975	$283,433	$275,546

In September 2017, Hurricanes Irma and Maria caused damage and disrupted operations at AUC and RUSM. In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria. These proceeds produced a gain of $15.6 million, which was recorded in the second quarter of fiscal year 2019.

In the first quarter of fiscal year 2019, Adtalem announced its decision to relocate RUSM’s campus operations to Barbados and not return to RUSM’s Dominica campus. We recorded impairment charges of $2.3 million and $40.1 million in the three and six months ended December 31, 2018, respectively, to fully impair the property and equipment in Dominica as management determined the market value less the costs to sell the facilities or move the equipment was zero. The impairment charges are included in restructuring expense in the Consolidated Statements of Income (see Note 6 “Restructuring Charges”).

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and holds a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The buyer has an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes. Adtalem continues to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million, which are classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheet. See Note 9 “Financing Receivables” for a discussion on the discounting of the note receivable. The $5.2 million received during the first quarter of fiscal year 2020 is classified as a financing activity on the Consolidated Statements of Cash Flows.

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 20 “Segment Information.”

11. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through February 2030, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes options to terminate or extend when it is reasonably certain that the option will be exercised. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have not entered into any financing leases.

Operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets represent our right to use an underlying asset during the lease term. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. Operating lease assets are adjusted for any prepaid or accrued lease payments, lease incentives, initial direct costs, and impairments. Our incremental borrowing rate is utilized in determining the present value of the lease payments based upon the information available at the commencement date. Our incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. Operating lease expense is recognized on a straight-line basis over the lease term.

As of December 31, 2019, two additional operating leases have not yet commenced. One operating lease will commence during the third quarter of fiscal year 2020, has an 11-year lease term, and will result in an additional lease asset and lease liability of $10.0 million. The second operating lease will commence during the fourth quarter of fiscal year 2020, has an 11-year lease term, and will result in an additional lease asset and lease liability of $9.7 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2019	2019
Operating lease cost	$15,305	$29,008
Sublease income	(5,060)	(10,186)
Total lease cost	$10,245	$18,822

Maturities of lease liabilities by fiscal year as of December 31, 2019 were as follows (in thousands):

Operating
Fiscal Year	Leases
2020 (remaining)	$33,296
2021	61,232
2022	56,428
2023	45,437
2024	29,195
Thereafter	41,099
Total lease payments	266,687
Less: imputed interest	(33,656)
Present value of lease liabilities	$233,031

Lease term and discount rate were as follows:

December 31,
2019
Weighted-average remaining operating lease term (years)	5.0
Weighted-average operating lease discount rate	5.4%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2019	2019
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$12,055	$24,017
Operating lease assets obtained in exchange for operating lease liabilities	$787	$5,655

Adtalem maintains agreements to lease four facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 24 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals. Future minimum lease and sublease rental income under these agreements as of December 31, 2019, were as follows (in thousands):

Fiscal Year	Amount
2020 (remaining)	$12,131
2021	19,859
2022	16,935
2023	16,195
2024	10,434
Thereafter	7,307
Total lease and sublease rental income	$82,861

As previously disclosed in our 2019 Form 10-K and under the previous lease accounting guidance in ASC 840, future minimum rental commitments for all noncancelable operating leases, adjusted to exclude Adtalem Brazil, having a remaining term in excess of one year at June 30, 2019, were as follows (in thousands):

Fiscal Year	Amount
2020	$67,109
2021	60,781
2022	55,982
2023	44,970
2024	28,374
Thereafter	36,120
Total minimum lease payments	$293,336

Rent expense, adjusted to exclude Adtalem Brazil, for the years ended June 30, 2019 and 2018 was $35.8 million and $25.0 million, respectively.

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	December 31,	June 30,	December 31,
Reporting Unit	2019	2019	2018
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Financial Services	376,595	377,046	317,384
Total	$686,805	$687,256	$627,594

The table below summarizes goodwill balances by reportable segment (in thousands):

	December 31,	June 30,	December 31,
Reportable Segment	2019	2019	2018
Medical and Healthcare	$310,210	$310,210	$310,210
Financial Services	376,595	377,046	317,384
Total	$686,805	$687,256	$627,594

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

	Medical and	Financial
	Healthcare	Services	Total
June 30, 2018	$310,210	$317,699	$627,909
Foreign exchange rate changes	—	(315)	(315)
December 31, 2018	310,210	317,384	627,594
Acquisitions	—	59,519	59,519
Foreign exchange rate changes	—	143	143
June 30, 2019	310,210	377,046	687,256
Purchase accounting adjustments	—	(92)	(92)
Foreign exchange rate changes	—	(359)	(359)
December 31, 2019	$310,210	$376,595	$686,805

The decrease in the goodwill balance from June 30, 2019 in the Financial Services segment is primarily the result of a change in the value of the Indian Rupee compared to the U.S. dollar. Since EduPristine’s goodwill is recorded in local currency, fluctuations in the values of the Indian Rupee in relation to the U.S. dollar will cause changes in the balance of this asset.

Intangible assets consist of the following (in thousands):

	December 31, 2019
	Gross		Weighted-Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
Amortizable intangible assets:
Customer relationships	$68,900	$(17,591)	10 Years
Curriculum/software	11,600	(1,128)	6 Years
Course delivery technology	7,200	(1,219)	5 Years
Total	$87,700	$(19,938)
Indefinite-lived intangible assets:
Trade names	$95,734
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,974

	June 30, 2019
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$69,300	$(14,448)
Curriculum/software	16,600	(5,193)
Course delivery technology	7,200	(487)
Total	$93,100	$(20,128)
Indefinite-lived intangible assets:
Trade names	$95,777
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$225,017

	December 31, 2018
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$42,900	$(11,913)
Curriculum/software	5,000	(4,167)
Course delivery technology	500	(312)
Total	$48,400	$(16,392)
Indefinite-lived intangible assets:
Trade names	$77,365
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$206,605

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	December 31,	June 30,	December 31,
Reportable Segment	2019	2019	2018
Medical and Healthcare	$137,500	$137,500	$137,500
Financial Services	87,474	87,517	69,105
Total	$224,974	$225,017	$206,605

Amortization expense for amortized intangible assets was $2.6 million and $5.1 million for the three and six months ended December 31, 2019, respectively, and $1.6 million and $3.2 million for the three and six months ended December 31, 2018, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

Financial
Fiscal Year	Services
2020 (remaining)	$5,152
2021	10,073
2022	9,944
2023	9,792
2024	9,509
Thereafter	23,292
Total	$67,762

All amortizable intangible assets except ACAMS customer relationships are amortized on a straight-line basis. The amount amortized for ACAMS customer relationships is based on the estimated retention of the customers, giving consideration to the revenue and cash flow associated with these existing customers.

Indefinite-lived intangible assets related to trade names, Title IV eligibility and accreditations, and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

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

Adtalem has four reporting units that contained goodwill as of the second quarter of fiscal year 2020. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all the reporting units, as of December 31, 2019, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of the second quarter of fiscal year 2020. For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2019, and that no interim events or deviations from planned operating results occurred as of December 31, 2019 that would cause management to reassess these conclusions.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates, which could lead to future impairments of intangible assets or goodwill.

13. Debt

Long-term debt consists of the following senior secured credit facility (in thousands):

	December 31,	June 30,	December 31,
	2019	2019	2018
Total debt:
Term B Loan	$295,500	$297,000	$298,500
Revolver	125,000	110,000	—
Total principal payments due	420,500	407,000	298,500
Deferred debt issuance costs	(5,395)	(5,906)	(6,416)
Total amount outstanding	415,105	401,094	292,084
Less current portion:
Term B Loan	(3,000)	(3,000)	(3,000)
Noncurrent portion	$412,105	$398,094	$289,084

Scheduled future maturities of long-term debt for the next five fiscal years ending June 30 and in the aggregate are as follows (in thousands):

Maturity
Fiscal Year	Payments
2020 (remaining)	$1,500
2021	3,000
2022	3,000
2023	128,000
2024	3,000
Thereafter	282,000
Total	$420,500

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

Interest on the Term B Loan and the Revolver is set based on the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar year 2021, but that it will not use its powers to compel contributions beyond such date. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts, and evaluating the need for an amendment to the Credit Agreement to accommodate a replacement rate.

Term B Loan

For Eurocurrency rate loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of December 31, 2019, June 30, 2019, and December 31, 2018, the interest rate for borrowings under the Term B Loan facility was 4.80%, 5.40%, and 5.52%, respectively, which approximated the effective interest rate.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. As of December 31, 2019 and June 30, 2019, borrowings under the Revolver were $125 million and $110 million with a weighted-average interest rate of 3.87% and 4.66%, respectively. There were no outstanding borrowings under the Revolver as of December 31, 2018.

Adtalem had a letter of credit outstanding of $68.4 million as of each of December 31, 2019, June 30, 2019, and December 31, 2018. This letter of credit was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”). As of December 31, 2019, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% of the undrawn portion of the Revolver as of December 31, 2019. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $106.6 million as of December 31, 2019. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

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

	Term B Loan	Revolver	Total
Deferred debt issuance costs as of June 30, 2019	$5,906	$2,061	$7,967
Amortization of deferred debt issuance costs	(511)	(272)	(783)
Deferred debt issuance costs as of December 31, 2019	$5,395	$1,789	$7,184

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of December 31, 2019.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for borrowings under the Credit Agreement.

The Term B Loan requires mandatory prepayments equal to a percentage of excess cash flow, which is defined within the Credit Agreement, subject to incremental step-downs, depending on the consolidated leverage ratio. Beginning in fiscal year 2019, the excess cash flow payment is due in the first quarter of each year and is based on the excess cash flow and leverage ratio for the prior year. No payment was due as of December 31, 2019.

Our borrowings under the Credit Facility are guaranteed by us and all of our domestic subsidiaries (subject to certain exceptions) and secured by a first lien on our assets and the assets of our guarantor subsidiaries (excluding real estate), including capital stock of the subsidiaries.

14. Redeemable Noncontrolling Interest

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

In addition, Adtalem maintains a 69% ownership interest in EduPristine with the remaining 31% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm, as of December 31, 2019.

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

On July 1, 2019, the Adtalem Brazil management noncontrolling members exercised their put option and sold their remaining ownership interest in Adtalem Brazil to Adtalem. In the first quarter of fiscal year 2020, $6.2 million of redeemable noncontrolling interest was removed from the Consolidated Balance Sheet as a result of the put option exercise and Adtalem currently owns 100% of Adtalem Brazil.

Prior to July 1, 2019, the Adtalem Brazil management put option was being accreted to its fair value in accordance with the terms of the related stock purchase agreement. The adjustments to increase or decrease the put option to its expected redemption value each reporting period was recorded in retained earnings in accordance with GAAP. Adtalem has not adjusted the redemption value related to the Kaizen put option as management believes the redemption value has not materially changed since acquiring a majority stake in EduPristine.

The following is a reconciliation of the redeemable noncontrolling interest balance (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Balance at beginning of period	$3,187	$8,814	$9,543	$9,110
Net (loss) income attributable to redeemable noncontrolling interest	(105)	211	(214)	156
Decrease in redemption value of redeemable noncontrolling interest put option	—	(374)	—	(615)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	—	(6,247)	—
Balance at end of period	$3,082	$8,651	$3,082	$8,651

15. Share Repurchases

On November 7, 2018, the Board of Directors (the “Board”) authorized Adtalem’s current share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The current share repurchase program commenced in January 2019. Adtalem made share repurchases under the current and former share repurchase programs as follows (in thousands, except shares and per share data):

	Three Months Ended		Six Months Ended		Life-to-Date
	December 31,		December 31,		Current Share
	2019	2018	2019	2018	Repurchase Program
Total number of share repurchases	1,755,160	1,131,124	2,673,967	2,365,451	5,219,123
Total cost of share repurchases	$59,764	$56,758	$100,019	$115,933	$217,899
Average price paid per share	$34.05	$50.18	$37.40	$49.01	$41.75

As of December 31, 2019, $82.1 million of authorized share repurchases were remaining under the current share repurchase program. On January 31, 2020, the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. The timing and amount of any repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Currency	Unrealized Gain (Loss) on
	Translation	Marketable Securities
	Adjustments	Gross	Tax	Net of Tax	Total
June 30, 2018	$(142,574)	$537	$(131)	$406	$(142,168)
ASU 2016-01 cumulative effect adjustment	—	(504)	123	(381)	(381)
Other comprehensive income (loss)	(955)	(18)	4	(14)	(969)
December 31, 2018	$(143,529)	$15	$(4)	$11	$(143,518)

June 30, 2018	$(142,574)	$537	$(131)	$406	$(142,168)
ASU 2016-01 cumulative effect adjustment	—	(504)	123	(381)	(381)
Other comprehensive income (loss)	5,185	98	(24)	74	5,259
June 30, 2019	$(137,389)	$131	$(32)	$99	$(137,290)

June 30, 2019	$(137,389)	$131	$(32)	$99	$(137,290)
Other comprehensive income (loss)	(21,870)	55	(13)	42	(21,828)
December 31, 2019	$(159,259)	$186	$(45)	$141	$(159,118)

17. Stock-Based Compensation

Adtalem maintains two stock-based incentive plans: the Amended and Restated Incentive Plan of 2005 and the Fourth Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives, and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of Adtalem’s common stock. The Fourth Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the granting of stock appreciation rights, restricted stock units (“RSUs”), performance-based RSUs, and other stock and cash-based compensation. Although options remain outstanding under the 2005 incentive plan, no further stock-based grants will be issued under this plan. The Fourth Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board. Options are granted for terms of up to ten years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

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

As of December 31, 2019, 6,670,941 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the six months ended December 31, 2019:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (in Years)	(in thousands)
Outstanding as of July 1, 2019	1,488,478	$31.33
Granted	229,125	43.39
Exercised	(76,696)	27.77
Forfeited	(39,026)	41.09
Expired	(65,817)	52.25
Outstanding as of December 31, 2019	1,536,064	32.15	6.90	$8,654
Exercisable as of December 31, 2019	729,362	$28.51	5.58	$6,211

The total intrinsic value of options exercised for the six months ended December 31, 2019 and 2018 was $0.9 million and $4.2 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2020 and 2019 was $16.98 and $20.96, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

	Fiscal Year
	2019	2018
Expected life (in years)	6.51	6.50
Expected volatility	37.66%	39.60%
Risk-free interest rate	1.40%	2.73%
Dividend yield	0.00%	0.00%

The expected life of the options granted is based on the weighted-average exercise life with age and salary adjustment factors from historical exercise behavior. Adtalem’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant, and Adtalem’s long-term historical volatility.

If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that Adtalem records may differ significantly from what was recorded in previous periods.

During the first six months of fiscal year 2020, Adtalem granted 394,870 RSUs to selected employees and directors. Of these, 135,660 are performance-based RSUs and 259,210 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation, and amortization, calculated on a non-GAAP basis. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three, or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem, or upon retirement. During the restriction period, the recipient of the non-performance based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the six months ended December 31, 2019:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2019	878,030	$34.86
Granted	394,870	42.66
Vested	(355,107)	28.65
Forfeited	(73,877)	39.42
Outstanding as of December 31, 2019	843,916	$39.21

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2020 and 2019 were $42.66 and $49.57, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Cost of educational services	$312	$302	$767	$696
Student services and administrative expense	3,012	2,922	7,780	6,664
	3,324	3,224	8,547	7,360
Income tax benefit	(713)	(1,231)	(3,246)	(3,238)
Net stock-based compensation expense	$2,611	$1,993	$5,301	$4,122

As of December 31, 2019, $26.6 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of options and RSUs vested during the six months ended December 31, 2019 and 2018 was approximately $13.3 million and $13.5 million, respectively.

There was no capitalized stock-based compensation cost at each of December 31, 2019, June 30, 2019, and December 31, 2018.

Adtalem has an established practice of issuing new shares of common stock to satisfy stock-based grant exercises. However, Adtalem also may issue treasury shares to satisfy stock-based grant exercises under certain of its stock-based incentive plans.

18. Fair Value Measurements

Adtalem has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a nonrecurring basis include goodwill, intangible assets, and assets of businesses where the long-term value of the operations have been impaired.

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

In connection with the announced proposed sale of Adtalem Brazil, Adtalem entered into a deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through mitigation of the currency exchange rate risk. The hedge agreement has a total notional amount of R$2,154 million (approximately $536 million as of December 31, 2019). Fees associated with this arrangement are payable upon closing of the sale, only if the sale closes, and will vary based on the closing date, based on a pre-defined schedule in the hedge agreement. Adtalem recorded a pre-tax unrealized loss and a corresponding accrued liability on the hedge agreement derivative based on the foreign exchange forward spot rate as of December 31, 2019 of $28.0 million in the second quarter of fiscal year 2020. The fair value of this derivative was calculated using observable market-based inputs to a model to calculate fair value, in which case the measurements are classified within Level 2. These model inputs include foreign exchange forward contract spot rates and contract defined point adjustments and settlement prices.

As of December 31, 2019, June 30, 2019, and December 31, 2018, there were no assets or liabilities measured at fair value using Level 3 inputs.

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2019. See Note 12 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

19. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of December 31, 2019, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. The timing or outcome of the following matters, or their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On May 13, 2016, a putative class action lawsuit was filed by the Pension Trust Fund for Operating Engineers, individually and on behalf of others similarly situated, against Adtalem, Daniel Hamburger, Richard M. Gunst, and Timothy J. Wiggins in the United States District Court for the Northern District of Illinois. The complaint was filed on behalf of a putative class of persons who purchased Adtalem common stock between February 4, 2011 and January 27, 2016. The complaint cites the January 27, 2016 Notice of Intent to Limit (the “January 2016 Notice”) and a civil complaint (the “FTC lawsuit”) filed by the FTC on January 27, 2016 against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively, the “Adtalem Parties”), which was resolved with the FTC in 2017, that alleged that certain of DeVry University’s advertising claims were false or misleading or unsubstantiated at the time they were made in violation of Section 5(a) of the FTC Act, as the basis for claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and the earnings of DeVry University graduates relative to the graduates of other universities and colleges. As a result of these alleged false or misleading statements, the plaintiff alleged that defendants overstated Adtalem’s growth, revenue and earnings potential and made false or misleading statements about Adtalem’s business, operations and prospects. The plaintiff alleged direct liability against all defendants for violations of §10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) and asserted liability against the individual defendants pursuant to § 20(a) of the Exchange Act. The plaintiff sought monetary damages, interest, attorneys’ fees, costs and other unspecified relief. On July 13, 2016, the Utah Retirement System (“URS”) moved for appointment as lead plaintiff and approval of its selection of counsel, which was not opposed by the Pension Trust Fund for Operating Engineers. URS was appointed as lead plaintiff on August 24, 2016. URS filed a second amended complaint (“SAC”) on December 23, 2016. The SAC sought to represent a putative class of persons who purchased Adtalem common stock between August 26, 2011 and January 27, 2016 and named an additional individual defendant, Patrick J. Unzicker, Adtalem’s former Chief Financial Officer. Like the original complaint, the SAC asserted claims against all defendants for alleged violations of §10(b) and Rule 10b-5 of the Exchange Act and asserted liability against the individual defendants pursuant to §20(a) of the Exchange Act for alleged material misstatements or omissions regarding DeVry University graduate outcomes. On January 27, 2017, defendants moved to dismiss the SAC, which motion was granted on December 6, 2017, without prejudice. The plaintiffs filed a third amended complaint (“TAC”) on January 29, 2018. The defendants moved to dismiss the TAC on March 30, 2018. The court denied the motion to dismiss the TAC on December 20, 2018. On February 8, 2019, defendants filed their answer to the TAC wherein defendants denied all material allegations in the TAC. The parties engaged in mediation and reached a tentative resolution. On September 5, 2019, the court granted preliminary approval of the class action settlement. The court granted final approval of the class action settlement on December 6, 2019. The full amount of this settlement was covered by insurance and therefore had no impact on Adtalem's financial position, cash flows, or results of operations.

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

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against the Adtalem Parties in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the court granted plaintiff’s motion for leave to file an amended complaint. Plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. Defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019 and the court granted Defendants’ motion on July 29, 2019, with leave to amend. The plaintiff has filed an amended complaint on August 26, 2019. On October 18, 2019, defendants’ moved to dismiss this complaint as it is substantially similar to the one the court previously dismissed. No hearing on the motion to dismiss is currently scheduled.

On May 8, 2018, the Carlson Law Firm (“Carlson”) filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students in Rangel v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. in Lindberg v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on May 8, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former

DeVry University students seeking to join the consolidated lawsuit. The parties re-filed their briefing on the motions to dismiss so that the motion would apply to all three groups of plaintiffs. On April 24, 2019, the Court granted Adtalem’s and DeVry University’s motions to dismiss, with leave to amend. The plaintiffs filed an amended complaint on June 7, 2019. Defendants moved to dismiss the complaint on July 5, 2019. The motion to dismiss was referred to a magistrate judge. On December 13, 2019, the magistrate judge issued a report and recommendation denying defendants’ motion to dismiss. On January 3, 2020, defendants filed their objections to the report and recommendation on the motion to dismiss, and plaintiffs filed a response to the objections on January 8, 2020. The parties await the districts court’s decision on the motion to dismiss.

On April 4, 2019, the Carlson Law Firm sent notice pursuant to California Legal Remedies Act, Civil Code § 1750, of 105 individuals who purportedly have claims against DeVry University and Adtalem based on allegedly deceptive comments made about the benefits of obtaining a DeVry University degree; specifically, that 90% of graduates obtained a job in their chosen field of study within six months of graduation, and that graduates were paid more than graduates of other universities. On July 16, 2019, the Carlson Law Firm filed a lawsuit in the United States District Court for the Northern District of California – San Jose Division against Adtalem and DeVry University on behalf of 102 individual former DeVry University students in Alvarez v. Adtalem and DeVry University, Inc. The plaintiffs contend that defendants misrepresented the benefits of graduating from DeVry University and falsely and misleadingly advertised the employment rate and income rate of their graduates to induce potential students to purchase educational products and services, and to remain students through graduation. The lawsuit seeks exemplary damages, restitution, economic damages, punitive damages, pre- and post-judgment interest, attorneys’ fees and the cost of suit. The plaintiffs brought claims for fraud by misrepresentation, fraud by concealment, negligent misrepresentation, civil theft, violation of the California Consumer Legal Remedies Act, violation of California’s Unfair Competition Law, and violation of California’s False Advertising Law. Defendants filed a motion to dismiss the complaint on October 1, 2019. On December 16, 2019, the court granted in part and denied in part the motion to dismiss. Defendants filed an answer to the complaint on January 13, 2020.

On August 13, 2019, a plaintiff, Magana, filed a putative class action lawsuit against Adtalem and DeVry University, Inc. in the United States District Court for the Eastern District of California, alleging damages based on allegedly deceptive statements made about the benefits of obtaining a DeVry University degree. Plaintiffs assert claims under the California Unfair Competition Law, California False Advertising Law, and claims of fraud/material misrepresentation, fraudulent concealment/intentional omission of material facts, negligent misrepresentation, breach of contract, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. On October 21, 2019, the parties agreed to extend the deadlines to respond to the complaint. On October 22, 2019, the court granted the extension to respond to the complaint.

On June 21, 2018, Stoltmann Law Offices filed a lawsuit against Adtalem in Cook County Circuit Court, alleging that Adtalem breached a contract with Stoltmann Law Offices to pay filing fees associated with arbitration claims Stoltmann Law Offices has filed with the Judicial Arbitration and Mediation Services, Inc. (“JAMS”). Stoltmann Law Offices is seeking specific performance from the court. Adtalem moved to dismiss this complaint on August 3, 2018. Prior to the court ruling on Adtalem’s motion to dismiss, Stoltmann Law Offices and 399 individuals filed an amended complaint on August 9, 2018, asserting claims for specific performance, declaratory judgment and a petition to compel arbitration. Adtalem moved to dismiss the amended complaint on August 31, 2018. The court granted Adtalem’s motion to dismiss on November 30, 2018, but granted plaintiffs leave to file a second amended complaint. A single individual plaintiff filed a second amended complaint on January 3, 2019. Adtalem moved to dismiss the complaint on May 23, 2019. On January 9, 2020, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed the petition to compel arbitration, and allowed the claim for declaratory judgment to proceed. The court has not yet set a date to answer the complaint.

On June 7, 2019, Stoltmann Law Offices filed a complaint in the Northern District of Illinois on behalf of Michael Forsythe seeking to compel arbitration of his consumer claims before JAMS. Adtalem moved to dismiss the complaint on July 1, 2019. The motion to dismiss is fully briefed and the court held a hearing on October 29, 2019. The parties are awaiting a decision by the court.

Stoltmann Law Offices is representing hundreds of individuals who have filed claims with JAMS alleging fraud-based claims based on DeVry University’s graduate employment statistics. Stoltmann Law Offices has paid the filing fees for seventeen of these arbitrations to move forward. On June 14, 2019, JAMS sent commencement letters initiating the arbitration process for the claims of James Archibald and Gilbert Caro. Respondents filed their answers to these two claims on June 28, 2019. An amended demand for James Archibald was entered on November 19, 2019, and respondents filed their amended answer on December 13, 2019. An arbitration hearing is tentatively scheduled for March 9-12, 2020, to adjudicate the claims of James Archibald, and February 3-6, 2020, to adjudicate the claims of Gilbert Caro. On August 2, 2019, JAMS sent commencement letters initiating the arbitration process for the claims of Sterling Bridges, David Cobb, and Lecresha Houser. Respondents filed their answers to these claims on August 16, 2019. Amended demands for Sterling Bridges and Lecresha Houser were entered on November 19, 2019, and respondents filed their amended answers to these claims on December 3, 2019. An amended demand for David Cobb was entered on December 11, 2019, and respondents filed their amended answer on December 26, 2019. An amended demand for Rickya Tillery was entered on November 20, 2019, and respondents filed their amended answer on December 4, 2019. An arbitration hearing is tentatively scheduled to begin on August 10, 2020 to adjudicate the claims of Sterling Bridges. An arbitration hearing is not yet scheduled to adjudicate the claims of David Cobb. An arbitration hearing is tentatively scheduled to begin on May 11, 2020, to adjudicate the claims of Lecresha Houser. On August 5, 2019, JAMS sent commencement letters initiating the arbitration process for the claims of Micael Pizzo, Damion Tilghman, and Rickya Tillery. Defendants filed their answers on August 19, 2019. An arbitration hearing is tentatively scheduled to begin on July 13, 2020, to adjudicate the claims of Rickya Tillery. An arbitration hearing is tentatively set for September 14, 2020, to adjudicate the claims of Damion Tilghman.

On November 6, 2019, JAMS sent commencement letters initiating the arbitration process for the claims of Mandy Cornell, Christopher De Simone, Omotola Owoeye, and Christopher Quesenberry. On November 20, 2019, respondents filed their answers to these claims. On November 15, 2019, JAMS sent commencement letters initiating the arbitration process for the claims of Charles Herald, Gwendolyn Haynes, and Alex Osborne. On November 29, 2019, respondents filed their answers to the claims of Charles Herald and Alex Osborne, and their answer to the amended demand of Gwendolyn Haynes. On November 25, 2019, JAMS sent commencement letters initiating the arbitration process for the claims of Sarah Benjamin and Jesse Jacobs. On December 9, 2019, respondents filed their answers to these claims. Hearings have not yet been scheduled for these claimants.

On March 29, 2019, a putative class action lawsuit was filed by Robby Brown, individually and on behalf of all others similarly situated, against Adtalem and DeVry University, Inc., in the Western District of Missouri. The complaint was filed on behalf of himself and two separate classes of similarly situated individuals who were citizens of the State of Missouri and who purchased or paid for and received any part of a DeVry University program. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants filed a motion to dismiss the complaint on May 31, 2019. On October 9, 2019, the court granted in part and denied in part the motion to dismiss. The court dismissed plaintiffs’ claims for unjust enrichment and conversion, allowing the remaining claims to proceed. On October 29, 2019, Defendants filed an answer to the complaint. The parties are in the initial stages of discovery.

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

On April 3, 2019, a putative class action lawsuit was filed by T’Lani Robinson, individually and on behalf of all others similarly situated, against Adtalem and DeVry University, Inc., in the Northern District of Georgia. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Georgia who purchased or paid for and received any part of a DeVry University program. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants filed a motion to dismiss the complaint on May 31, 2019. On November, 25, 2019, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed the claims for breach of fiduciary duty and conversion with prejudice. The court dismissed the claims for negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, and unjust enrichment without prejudice, ordering plaintiffs’ to file an amended class-action complaint within fourteen days of the order. The court allowed the claims for breach of contract and declaratory relief to proceed. On December 9, 2019, plaintiff filed an amended class-action complaint. On December 23, 2019, defendants filed their answer to the amended class action complaint.

20. Segment Information

During the fourth quarter of fiscal year 2019, Adtalem renamed two of its segments: Professional Education was renamed Financial Services, and Technology and Business was renamed Business and Law.

Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information. Segment information presented excludes the results of Adtalem Brazil. Adtalem eliminated its Business and Law reportable segment during the first quarter of fiscal year 2020 when Adtalem Brazil was classified as discontinued operations. In addition, DeVry University and Carrington are presented as discontinued operations, see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information. Discontinued operations assets are included in the table below to reconcile to total consolidated assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to Adtalem Brazil within our former Business and Law segment during fiscal year 2019 were reclassified to the Home Office and Other segment based on discontinued operations reporting guidance regarding allocation of corporate overhead. For fiscal year 2020, home office costs to support the remaining businesses are being allocated to the Medical and Healthcare and Financial Services segments.

We present two reportable segments as follows:

Medical and Healthcare – Offers degree and non-degree programs in the medical and healthcare postsecondary education industry. This segment includes the operations of Chamberlain, AUC, RUSM, and RUSVM.

Financial Services – Offers test preparation, certifications, conferences, seminars, memberships, and subscriptions to business professionals in the areas of accounting, anti-money laundering, banking, and mortgage industries. This segment includes the operations of ACAMS, Becker, OnCourse Learning, and EduPristine.

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s Chairman, President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s operating income excluding special items. Operating income excludes special items that consists of restructuring expense, gain on sale of assets, and settlement gain. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. “Home Office and Other” includes activity not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Segments may have allocated depreciation expense related to depreciable assets reported as an asset in a different segment. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
Medical and Healthcare	$220,180	$212,627	$427,667	$414,727
Financial Services	45,992	42,142	93,118	77,788
Home Office and Other	—	(808)	—	(1,615)
Total consolidated revenue	$266,172	$253,961	$520,785	$490,900
Operating income from continuing operations excluding special items:
Medical and Healthcare	$41,600	$47,521	$70,227	$88,192
Financial Services	5,679	9,633	9,786	14,383
Home Office and Other	(5,013)	(10,521)	(10,255)	(19,701)
Total consolidated operating income from continuing operations excluding special items	42,266	46,633	69,758	82,874
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(1,955)	(3,535)	(8,485)	(43,008)
Gain on sale of assets	—	—	4,779	—
Settlement gain	—	15,571	—	15,571
Total consolidated operating income from continuing operations	40,311	58,669	66,052	55,437
Net other expense	(31,438)	(4,955)	(36,065)	(8,904)
Total consolidated income from continuing operations before income taxes	$8,873	$53,714	$29,987	$46,533
Segment assets:
Medical and Healthcare	$913,359	$793,673	$913,359	$793,673
Financial Services	574,813	447,717	574,813	447,717
Home Office and Other	277,947	330,777	277,947	330,777
Discontinued Operations	624,491	550,056	624,491	550,056
Total consolidated assets	$2,390,610	$2,122,223	$2,390,610	$2,122,223
Capital expenditures:
Medical and Healthcare	$6,367	$14,942	$12,834	$26,718
Financial Services	873	441	1,412	1,403
Home Office and Other	2,635	3,354	6,065	3,937
Total consolidated capital expenditures	$9,875	$18,737	$20,311	$32,058
Depreciation expense:
Medical and Healthcare	$7,540	$6,509	$14,771	$12,769
Financial Services	588	365	882	732
Home Office and Other	703	1,312	1,571	2,412
Total consolidated depreciation expense	$8,831	$8,186	$17,224	$15,913
Intangible asset amortization expense:
Financial Services	$2,576	$1,605	$5,110	$3,211
Total consolidated intangible asset amortization expense	$2,576	$1,605	$5,110	$3,211

Adtalem conducts its educational and financial services operations in the U.S., Barbados, St. Kitts, St. Maarten, India, Europe, China, Canada, and the Middle East. Other international revenue was less than 5% of total revenue for each of the three months ended December 31, 2019 and 2018. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue from unaffiliated customers:
Domestic operations	$169,140	$161,176	$330,535	$307,839
International operations:
Barbados, Dominica, St. Kitts, and St. Maarten	94,705	90,394	185,675	178,841
Other	2,327	2,391	4,575	4,220
Total international	97,032	92,785	190,250	183,061
Total consolidated revenue	$266,172	$253,961	$520,785	$490,900
Long-lived assets:
Domestic operations	$200,257	$159,069	$200,257	$159,069
International operations:
Barbados, Dominica, St. Kitts, and St. Maarten	162,813	172,065	162,813	172,065
Other	1,755	2,155	1,755	2,155
Total international	164,568	174,220	164,568	174,220
Total consolidated long-lived assets	$364,825	$333,289	$364,825	$333,289

No one customer accounted for more than 10% of Adtalem’s consolidated revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

Discussions within the MD&A may contain forward-looking statements. See the “Forward-Looking Statements” section for details about the uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements.

Throughout this MD&A, we sometimes use information derived from the Consolidated Financial Statements and the notes thereto but not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these items are considered “non-GAAP financial measurers” under the Securities and Exchange Commission (“SEC”) rules. See the “Non-GAAP Financial Measures and Reconciliations” section for the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures.

Certain items presented in tables may not sum due to rounding. Percentages presented are calculated from the underlying numbers in thousands. Discussions throughout this MD&A are based on continuing operations unless otherwise noted. The MD&A should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

Available Information

Through its website, Adtalem offers its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other reports filed with the SEC. Adtalem’s website is http://www.adtalem.com. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into our Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, or other documents we file with, or furnish to, the SEC.

Segments

During the fourth quarter of fiscal year 2019, Adtalem renamed two of its segments: Professional Education was renamed Financial Services, and Technology and Business was renamed Business and Law.

As of September 30, 2019, Adtalem eliminated its Business and Law reportable segment when Adtalem Education of Brazil (“Adtalem Brazil”) was classified as discontinued operations and assets held for sale. In addition to the potential sale of Adtalem Brazil, during the second quarter of fiscal year 2019, Adtalem divested DeVry University and Carrington College (“Carrington”). In accordance with GAAP, we have classified the DeVry University, Carrington, and Adtalem Brazil entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude DeVry University, Carrington, and Adtalem Brazil operations, unless otherwise noted. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional discontinued operations information.

We present two reportable segments as follows:

Medical and Healthcare – Offers degree and non-degree programs in the medical and healthcare postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”).

Financial Services – Offers test preparation, certifications, conferences, seminars, memberships, and subscriptions to business professionals in the areas of accounting, anti-money laundering, banking, and mortgage industries. This segment includes the operations of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine.

“Home Office and Other” includes activity not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 20 “Segment Information” to the Consolidated Financial Statements.

Certain expenses previously allocated to Adtalem Brazil within our former Business and Law segment during fiscal year 2019 have been reclassified to the Home Office and Other segment based on discontinued operations reporting guidance regarding allocation of corporate overhead. For fiscal year 2020, home office costs to support the remaining businesses are being allocated to the Medical and Healthcare and Financial Services segments.

Second Quarter Highlights

Financial and operational highlights for the second quarter of fiscal year 2020 include:

●	Adtalem revenue grew $12.2 million, or 4.8%, in the second quarter of fiscal year 2020 compared to the year-ago quarter, driven by increased revenue in both the Medical and Healthcare and the Financial Services segments.
●	Net income from continuing operations attributable to Adtalem of $1.4 million decreased $40.5 million, or 96.6%, in the second quarter of fiscal year 2020 compared to the year-ago quarter primarily driven by an insurance settlement gain of $15.6 million recorded in the second quarter of fiscal year 2019, with no comparable gain in the current year quarter, and an unrealized $28.0 million loss recorded in the second quarter of fiscal year 2020 on the deal-contingent foreign currency hedge arrangement entered into in connection with the announced proposed sale of Adtalem Brazil to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk. The change in value in this hedge does not result in a change in proceeds, net of the hedge settlement, from the amount originally expected from the sale transaction.
●	Net income attributable to Adtalem decreased $11.8 million, or 68.1%, in the second quarter of fiscal year 2020 compared to the year-ago quarter. Net income from continuing operations attributable to Adtalem excluding special items of $30.9 million decreased $3.4 million, or 9.8%, in the second quarter of fiscal year 2020 compared to the year-ago quarter.
●	For the November 2019 session, new and total student enrollment at Chamberlain increased 3.6% and 1.2%, respectively, compared to the same term last year. Chamberlain continues to invest in its programs, student services, and campus locations.

●	The acquisition of OCL in May 2019, contributed to revenue growth in the Financial Services segment of 9.1% in the second quarter of fiscal year 2020 compared to the year-ago quarter. Revenue was negatively affected by $5.3 million in the second quarter of fiscal year 2020 by the shift of revenue from the largest annual ACAMS conference from the second quarter of fiscal year 2019 to the first quarter of fiscal year 2020. ACAMS memberships have increased to more than 77,000 as of December 31, 2019.

●	Adtalem continued its eleventh share repurchase program by repurchasing a total of 1,755,160 shares of Adtalem’s common stock at an average cost of $34.05 per share during the second quarter of fiscal year 2020.

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	47.8%	46.5%	49.0%	46.8%
Student services and administrative expense	36.3%	35.1%	37.6%	36.3%
Restructuring expense	0.7%	1.4%	1.6%	8.8%
Gain on sale of assets	0.0%	0.0%	(0.9)%	0.0%
Settlement gain	0.0%	(6.1)%	0.0%	(3.2)%
Total operating cost and expense	84.9%	76.9%	87.3%	88.7%
Operating income from continuing operations	15.1%	23.1%	12.7%	11.3%
Net other expense	(11.8)%	(2.0)%	(6.9)%	(1.8)%
Income from continuing operations before income taxes	3.3%	21.2%	5.8%	9.5%
Income tax provision	(2.8)%	(4.7)%	(2.2)%	(1.9)%
Income from continuing operations	0.5%	16.5%	3.6%	7.5%
Income (loss) from discontinued operations, net of tax	1.5%	(9.6)%	0.2%	(5.9)%
Net income	2.0%	6.9%	3.8%	1.6%
Net loss (income) attributable to redeemable noncontrolling interest	0.0%	(0.1)%	0.0%	(0.0)%
Net income attributable to Adtalem	2.1%	6.8%	3.8%	1.6%

Revenue

The following tables present revenue by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$212,627	$42,142	$(808)	$253,961
Organic growth	7,553	(4,269)	808	4,092
Effect of acquisitions	—	8,119	—	8,119
Fiscal year 2020 as reported	$220,180	$45,992	$—	$266,172

Fiscal year 2020 % change:
Organic growth	3.6%	(10.1)%	NM	1.6%
Effect of acquisitions	—	19.3%	NM	3.2%
Fiscal year 2020 % change as reported	3.6%	9.1%	NM	4.8%

	Six Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$414,727	$77,788	$(1,615)	$490,900
Organic growth	12,940	(402)	1,615	14,153
Effect of acquisitions	—	15,732	—	15,732
Fiscal year 2020 as reported	$427,667	$93,118	$—	$520,785

Fiscal year 2020 % change:
Organic growth	3.1%	(0.5)%	NM	2.9%
Effect of acquisitions	—	20.2%	NM	3.2%
Fiscal year 2020 % change as reported	3.1%	19.7%	NM	6.1%

Total consolidated revenue for the second quarter of fiscal year 2020 of $266.2 million increased 4.8%, or $12.2 million, compared to the year-ago quarter. Total consolidated revenue for the first six months of fiscal year 2020 of $520.8 million increased 6.1%, or $29.9 million, compared to the year-ago period. Excluding the revenue added from OCL, which was acquired in the fourth quarter of fiscal year 2019, revenue grew 1.6%, or $4.1 million, in the second quarter and grew 2.9%, or $14.2 million, in the first six months of fiscal year 2020 compared to the year-ago periods.

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 3.6%, or $7.6 million, to $220.2 million in the second quarter and increased 3.1%, or $12.9 million, to $427.7 million in the first six months of fiscal year 2020 compared to the year-ago periods. The increase in revenue in the second quarter and first six months of fiscal year 2020 is driven primarily by a revenue increase at Chamberlain primarily due to increasing total student enrollment and a revenue increase at the medical and veterinary schools primarily due to increased housing revenue at RUSM from its Barbados campus.

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2020
Term	July 2019	Sept. 2019	Nov. 2019
New students	2,396	5,595	2,711
% change from prior year	(5.0)%	2.9%	3.6%
Total students	28,691	31,736	31,215
% change from prior year	2.3%	1.4%	1.2%

	Fiscal Year 2019
Term	July 2018	Sept. 2018	Nov. 2018	Jan. 2019	Mar. 2019	May 2019
New students	2,523	5,435	2,617	4,759	2,726	3,997
% change from prior year	1.0%	9.5%	(6.7)%	6.4%	(3.7)%	2.6%
Total students	28,037	31,295	30,833	32,354	32,104	30,867
% change from prior year	4.6%	4.1%	3.7%	3.3%	3.4%	1.8%

Chamberlain revenue increased 2.7%, or $3.2 million, to $125.5 million in the second quarter and increased 2.6%, or $6.1 million, to $242.0 million in the first six months of fiscal year 2020 compared to the year-ago periods, driven by increases in total student enrollment in the July 2019, September 2019, and November 2019 sessions. Chamberlain admitted its largest class of campus students in September 2019.

Chamberlain currently operates 22 campuses in 15 states. Chamberlain’s newest campus in San Antonio, Texas, began instruction in October 2019.

Tuition Rates:

Tuition for the Bachelor of Science in Nursing (“BSN”) onsite degree program is $675 per credit hour. Tuition for the Registered Nurse to BSN (“RN-to-BSN”) online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. Tuition for the Family Nurse Practitioner (“FNP”) degree program is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $750 per credit hour. Tuition for the Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program, which began in September 2019, is $695 per credit hour. All of these tuition rates are unchanged from the prior year. These tuition rates do not include the cost of books, supplies, transportation, or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2020
Term	Sept. 2019
New students	872
% change from prior year	(1.9)%
Total students	5,608
% change from prior year	(4.7)%

	Fiscal Year 2019
Term	Sept. 2018	Jan. 2019	May 2019
New students	889	471	496
% change from prior year	9.5%	(8.5)%	(0.6)%
Total students	5,887	5,548	5,220
% change from prior year	2.5%	(6.6)%	(6.0)%

The medical and veterinary schools’ revenue increased 4.8%, or $4.3 million, to $94.7 million in the second quarter and increased 3.8%, or $6.8 million, to $185.7 million in the first six months of fiscal year 2020 compared to the year-ago periods. The principal driver of the increases were higher housing revenue at the new Barbados campus of RUSM. These increases were partially offset by lower tuition revenue at AUC and RUSM driven by lower enrollment and increased discounts and scholarships from listed tuition rates.

In the September 2019 semester, total student enrollment declined at AUC, RUSM, and RUSVM, and new student enrollment increased at AUC and RUSVM and declined at RUSM. The lower enrollment is the result of heightened competition. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing RUSM affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing investments. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, heightened competition may continue to adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs resulting in lower tuition revenue.

In September 2019, AUC opened its medical education program in the U.K. in partnership with UCLAN. The program offers students a postgraduate diploma in International Medical Sciences (“PGDip-IMS”) from UCLAN, followed by their Doctor of Medicine degree from AUC. Students will then be eligible to do clinical rotations at AUC’s clinical sites, which include hospitals in the U.S., the U.K., and Canada. This program is aimed at preparing students for the U.S. Medical Licensing Examination (“USMLE”).

In January 2019, RUSM moved its basic science instruction to a new location in Barbados. The academic facility is located in Bridgetown and student housing is located close to the academic facility in the parish of Christ Church and includes amenities, student services, and convenient transportation to campus.

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

The respective tuition rates for AUC, RUSM, and RUSVM do not include the cost of transportation, living expenses, or health insurance.

Financial Services

Revenue in the Financial Services segment increased 9.1%, or $3.9 million, to $46.0 million in the second quarter and increased 19.7%, or $15.3 million, to $93.1 million in the first six months of fiscal year 2020 compared to the year-ago periods. Excluding the revenue added from OCL, which was acquired in the fourth quarter of fiscal year 2019, revenue declined 10.1%, or $4.3 million, in the second quarter and declined 0.5%, or $0.4 million, in the first six months of fiscal year 2020 compared to the year-ago periods. The decrease in revenue in the second quarter of fiscal year 2020 was impacted by $5.3 million due to the timing of the largest ACAMS conference of the year, which took place in the first quarter of fiscal year 2020 compared to it taking place in the second quarter of fiscal year 2019. The divestiture of Becker’s courses for healthcare students, which was completed in August 2019, also decreased revenue by $1.5 million and $2.8 million in the second quarter and the first six months of fiscal year 2020, respectively. These revenue decreases were partially offset by growth in other ACAMS product sales. ACAMS memberships have increased to more than 77,000 as of December 31, 2019, driven by strong domestic growth as well as expansion in the Asia Pacific and European regions.

Cost of Educational Services

The largest component of cost of educational services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and the provision for bad debts. The following tables present cost of educational services by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$109,142	$9,084	$(149)	$118,077
Cost increase (reduction)	8,845	(3,140)	716	6,421
Effect of acquisitions	—	2,760	—	2,760
Fiscal year 2020 as reported	$117,987	$8,704	$567	$127,258

Fiscal year 2020 % change:
Cost increase (reduction)	8.1%	(34.6)%	NM	5.4%
Effect of acquisitions	—	30.4%	NM	2.3%
Fiscal year 2020 % change as reported	8.1%	(4.2)%	NM	7.8%

	Six Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$214,782	$15,028	$(199)	$229,611
Cost increase (reduction)	19,944	(44)	1,382	21,282
Effect of acquisitions	—	4,399	—	4,399
Fiscal year 2020 as reported	$234,726	$19,383	$1,183	$255,292

Fiscal year 2020 % change:
Cost increase (reduction)	9.3%	(0.3)%	NM	9.3%
Effect of acquisitions	—	29.3%	NM	1.9%
Fiscal year 2020 % change as reported	9.3%	29.0%	NM	11.2%

Cost of educational services increased 7.8%, or $9.2 million, to $127.3 million in the second quarter and increased 11.2%, or $25.7 million, to $255.3 million in the first six months of fiscal year 2020 compared to the year-ago periods. Excluding the costs added with the acquisition of OCL, which occurred in the fourth quarter of fiscal year 2019, cost of educational services increased 5.4%, or $6.4 million, in the second quarter and increased 9.3%, or $21.3 million, in the first six months of fiscal year 2020 compared to the year-ago periods. Cost increased in the second quarter and first six months of fiscal year 2020 due to increased housing costs at RUSM’s Barbados campus, increased investment in growth across all reportable segments and increased institutional loan program bad debt expense of $4.3 million and $7.4 million for the second quarter and first six months of fiscal year 2020, respectively, primarily at the medical and veterinary schools. Management evaluates the collectability of receivable balances monthly and quarterly and bad debt reserves incorporate the most recent facts and analytics. During the last several quarters management instituted changes in how the institutional loan portfolio is managed. During the last quarter, changes in collection efforts have resulted in greater insight as to the underlying performance of the portfolio. These insights coupled with our most recent set of circumstances, facts and analytics, resulted in management increasing the bad debt reserve. Cost increases in the second quarter of fiscal year 2020 were partially offset by a decrease in costs of $1.3 million associated with the largest ACAMS conference of the year, which took place in the first quarter of fiscal year 2020 compared to it taking place in the second quarter of fiscal year 2019.

As a percentage of revenue, cost of educational services was 47.8% and 49.0% in the second quarter and first six months of fiscal year 2020, respectively, compared to 46.5% and 46.8% during the year-ago periods, respectively. The increases in the percentage were primarily the result of revenue growth in the lower margin source of RUSM housing and the increase in bad debt expense, primarily at the medical and veterinary schools.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to sales, student admissions, marketing and advertising, general and administrative, curriculum development, and amortization expense of finite-lived intangible assets related to business acquisitions. The following tables present student services and administrative expense by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$55,964	$23,425	$9,862	$89,251
Cost increase (reduction)	4,630	2,082	(5,416)	1,296
Effect of acquisitions	—	6,101	—	6,101
Fiscal year 2020 as reported	$60,594	$31,608	$4,446	$96,648

Fiscal year 2020 % change:
Cost increase	8.3%	8.9%	NM	1.5%
Effect of acquisitions	—	26.0%	NM	6.8%
Fiscal year 2020 % change as reported	8.3%	34.9%	NM	8.3%

	Six Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$111,752	$48,376	$18,287	$178,415
Cost increase (reduction)	10,962	3,317	(9,215)	5,064
Effect of acquisitions	—	12,256	—	12,256
Fiscal year 2020 as reported	$122,714	$63,949	$9,072	$195,735

Fiscal year 2020 % change:
Cost increase	9.8%	6.9%	NM	2.8%
Effect of acquisitions	—	25.3%	NM	6.9%
Fiscal year 2020 % change as reported	9.8%	32.2%	NM	9.7%

Student services and administrative expense increased 8.3%, or $7.4 million, to $96.6 million in the second quarter and increased 9.7%, or $17.3 million, to $195.7 million in the first six months of fiscal year 2020 compared to the year-ago periods. Excluding the costs added with the acquisition of OCL, which occurred in the fourth quarter of fiscal year 2019, student services and administrative expense increased 1.5%, or $1.3 million, in the second quarter and increased 2.8%, or $5.1 million, in the first six months of fiscal year 2020 compared to the year-ago periods. Cost increases to support future enrollment growth at Chamberlain, the medical and veterinary schools, ACAMS, and Becker were the primary drivers of the increase in expense in the second quarter and first six months of fiscal year 2020. Amortization of finite-lived intangible assets increased $1.0 million and $1.9 million in the second quarter and first six months of fiscal year 2020, respectively, compared to the year-ago periods, driven by OCL intangible asset amortization. In the tables above, approximately $4.5 and $9.1 million in the second quarter and first six months of fiscal year 2020, respectively, of the cost reduction at home office was driven by reallocation of costs from Home Office and Other to the segments.

As a percentage of revenue, student services and administrative expense was 36.3% and 37.6% in the second quarter and first six months of fiscal year 2020, respectively, compared to 35.1% and 36.3% during the year-ago periods, respectively. Amortization expense for OCL intangible assets and costs to support enrollment growth caused the increases in this percentage.

Restructuring Expense

Restructuring expense decreased 44.7%, or $1.6 million, to $2.0 million in the second quarter and decreased 80.3%, or $34.5 million, to $8.5 million in the first six months of fiscal year 2020 compared to the year-ago periods. The primary driver of the decreased restructure expense was the result of the impairment of property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica recorded during the fiscal year 2019 periods. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

Additional restructuring expense is expected to be recorded during the remainder of fiscal year 2020 as Adtalem plans to continue to reduce costs.

Gain on Sale of Assets

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million in the first six months of fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 20 “Segment Information” to the Consolidated Financial Statements. There was no corresponding gain in the first six months of fiscal year 2019.

Settlement Gain

In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria in fiscal year 2018. AUC and RUSM have completed substantially all planned repairs and replacement of damaged facilities and equipment. AUC and RUSM received total insurance proceeds of $110.0 million to fully cover the cumulative expense incurred for the evacuation process, temporary housing, and transportation of students, faculty and staff, incremental costs of teaching at alternative sites, and cumulative impairment write-downs. These costs totaled $106.7 million, less $12.3 million in deductibles, which were adjusted in the second quarter of fiscal year 2019 from $13.4 million recorded in the first quarter of fiscal year 2018. The resulting gain of $15.6 million was recorded in the second quarter of fiscal year 2019. There is no corresponding gain in the first six months of fiscal year 2020.

Operating Income from Continuing Operations

The following tables present operating income from continuing operations by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$60,647	$9,633	$(11,611)	$58,669
Organic change	(5,921)	(3,212)	5,508	(3,625)
Effect of acquisitions	—	(742)	—	(742)
Restructuring expense change	2,028	(1,137)	689	1,580
Settlement gain	(15,571)	—	—	(15,571)
Fiscal year 2020 as reported	$41,183	$4,542	$(5,414)	$40,311

	Six Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$62,303	$14,383	$(21,249)	$55,437
Organic change	(17,965)	(3,674)	9,446	(12,193)
Effect of acquisitions	—	(923)	—	(923)
Restructuring expense change	40,916	(3,116)	(3,277)	34,523
Gain on sale of assets change	—	—	4,779	4,779
Settlement gain	(15,571)	—	—	(15,571)
Fiscal year 2020 as reported	$69,683	$6,670	$(10,301)	$66,052

The following table presents a reconciliation of operating income from continuing operations (GAAP) to operating income from continuing operations excluding special items (non-GAAP) by segment (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Medical and Healthcare:
Operating income (GAAP)	$41,183	$60,647	(32.1)%	$69,683	$62,303	11.8%
Restructuring expense	417	2,445	(82.9)%	544	41,460	(98.7)%
Settlement gain	—	(15,571)	NM	—	(15,571)	NM
Operating income excluding special items (non-GAAP)	$41,600	$47,521	(12.5)%	$70,227	$88,192	(20.4)%

Financial Services:
Operating income (GAAP)	$4,542	$9,633	(52.8)%	$6,670	$14,383	(53.6)%
Restructuring expense	1,137	—	NM	3,116	—	NM
Operating income excluding special items (non-GAAP)	$5,679	$9,633	(41.0)%	$9,786	$14,383	(32.0)%

Home Office and Other:
Operating loss (GAAP)	$(5,414)	$(11,611)	53.4%	$(10,301)	$(21,249)	51.5%
Restructuring expense	401	1,090	(63.2)%	4,825	1,548	211.7%
Gain on sale of assets	—	—	NM	(4,779)	—	NM
Operating loss excluding special items (non-GAAP)	$(5,013)	$(10,521)	52.4%	$(10,255)	$(19,701)	47.9%

Adtalem Global Education:
Operating income (GAAP)	$40,311	$58,669	(31.3)%	$66,052	$55,437	19.1%
Restructuring expense	1,955	3,535	(44.7)%	8,485	43,008	(80.3)%
Gain on sale of assets	—	—	NM	(4,779)	—	NM
Settlement gain	—	(15,571)	NM	—	(15,571)	NM
Operating income excluding special items (non-GAAP)	$42,266	$46,633	(9.4)%	$69,758	$82,874	(15.8)%

Total consolidated operating income from continuing operations decreased $18.4 million, to $40.3 million in the second quarter and increased $10.6 million, to $66.1 million in the first six months of fiscal year 2020 compared to the year-ago periods.

The primary driver of the decreased operating income from continuing operations in the second quarter of fiscal year 2020 was the $15.6 million hurricane insurance settlement gain in the second quarter of fiscal year 2019. Consolidated operating income from continuing operations excluding special items decreased 9.4%, or $4.4 million, in the second quarter of fiscal year 2020 compared to the year-ago quarter. The primary drivers of this decrease were an increase in bad debt expense at the medical and veterinary schools of $4.3 million and the loss of operating income at ACAMS due to the timing of their largest conference of the year taking place in the first quarter of fiscal year 2020 compared to it taking place in the second quarter of fiscal year 2019. In addition, cost increases to support future enrollment growth at Chamberlain, the medical and veterinary schools, ACAMS, and Becker were also drivers of the decrease in operating income in the second quarter of fiscal year 2020.

The primary driver of the increased operating income from continuing operations in the first six months of fiscal year 2020 was the decrease in restructuring expense of $34.5 driven by the impairment of property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica recorded during the first six months of fiscal year 2019. This decrease was partially offset by the $15.6 million hurricane insurance settlement gain recorded in the first six months of fiscal year 2019. Consolidated operating income from continuing operations excluding special items decreased 15.8%, or $13.1 million, in the first six months of fiscal year 2020 compared to the year-ago period. The primary drivers of this decrease were an increase in bad debt expense at the medical and veterinary schools of $7.4 million and higher costs at RUSM of operating in Barbados compared to the post-hurricane temporary location in Tennessee. In addition, cost increases to support future enrollment growth at Chamberlain, the medical and veterinary schools, ACAMS, and Becker were also drivers of the decrease in operating income in the first six months of fiscal year 2020.

Medical and Healthcare

Medical and Healthcare segment operating income decreased 32.1%, or $19.5 million, to $41.2 million in the second quarter and increased 11.8%, or $7.4 million, to $69.7 million in the first six months of fiscal year 2020 compared to the year-ago periods. Segment operating income excluding special items decreased 12.5%, or $5.9 million, in the second quarter and decreased 20.4%, or $18.0 million, in the first six months of fiscal year 2020 compared to the year-ago periods. The primary drivers of the decreases in segment operating income excluding special items relate to increased marketing expense to drive future enrollment growth, increased bad debt expense for the institutional loan programs, primarily at the medical and veterinary schools, higher costs at RUSM of operating in Barbados compared to the post-hurricane temporary location in Tennessee, and an increase of approximately $3.7 million in the second quarter and $7.4 million in the first six months of fiscal year 2020 in home office costs reallocated from Home Office and Other to the Medical and Healthcare segment compared to the year-ago periods.

Financial Services

Financial Services segment operating income decreased 52.8%, or $5.1 million, to $4.5 million in the second quarter and decreased 53.6%, or $7.7 million, to $6.7 million in the first six months of fiscal year 2020 compared to the year-ago periods. Segment operating income excluding special items decreased 41.0%, or $4.0 million, in the second quarter and decreased 32.0%, or $4.6 million, in the first six months of fiscal year 2020 compared to the year-ago periods. Operating income decreased at Becker and ACAMS driven by increased costs to support future growth and an operating loss generated by OCL. Operating income in the second quarter was negatively affected at ACAMS by $4.0 million, due to the timing of their largest conference of the year taking place in the first quarter of fiscal year 2020 compared to it taking place in the second quarter of fiscal year 2019. In addition, approximately $0.8 million in the second quarter and $1.7 million in the first six months of fiscal year 2020 in home office costs were reallocated from Home Office and Other to the Financial Services segment compared to the year-ago periods.

Net Other Expense

Net other expense in the second quarter and first six months of fiscal year 2020 was $31.4 million and $36.1 million, respectively, compared to net other expense of $5.0 million and $8.9 million in the year-ago periods, respectively. The net other expense increases were primarily the result of an unrealized $28.0 million loss on the deal-contingent foreign currency hedge arrangement entered into in connection with the announced proposed sale of Adtalem Brazil (as discussed in Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements) to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk. The hedge agreement has a total notional amount of R$2,154 million (approximately $536 million as of December 31, 2019). Fees associated with this arrangement are payable upon closing of the sale, only if the sale closes, and will vary based on the closing date, based on a pre-defined schedule in the hedge agreement. The derivative associated with the hedge agreement does not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value are recorded within the income statement. The change in value in this hedge does not result in a change in proceeds, net of the hedge settlement, from the amount originally expected from the sale transaction.

Income Taxes

Our effective income tax rate (“ETR”) from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including the rate of tax applied to earnings outside the U.S., tax incentives, changes in valuation allowances, liabilities for uncertain tax positions, and tax benefits on stock compensation awards. Additionally, our ETR may be impacted by the provisions from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which include primarily a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), and a limitation of tax benefits on certain executive compensation. The impact of the Tax Act may be revised in future periods as we obtain additional data and any new regulations or guidance that may be released.

The ETR from continuing operations for the three months ended December 31, 2019 was 85.3%, an increase from 22.1% for the three months ended December 31, 2018. This increase is primarily due to the inability to record a tax benefit on a pre-tax unrealized loss of $28.0 million from a derivative contract related to the deal-contingent hedge agreement on the pending Adtalem Brazil sale (see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information). Also contributing to the increase were a reduction in the percentage of earnings from foreign operations, which are taxed at rates lower than those applied to domestic earnings, and a reduction in tax benefits for stock-based compensation, offset by various impacts due to the sale of DeVry University in the comparable period. Excluding the one-time effects of the derivative contract and sale of DeVry University (a non-GAAP financial measure), the ETR from continuing operations for the three months ended December 31, 2019 and December 31, 2018, was 20.5% and 19.2%, respectively.

The ETR for the six months ended December 31, 2019 was 37.6%, an increase from 20.5% for the six months ended December 31, 2018. This increase is primarily due to the derivative contract related to the deal-contingent hedge agreement on the pending Adtalem Brazil sale, a decrease in the percentage of earnings from foreign operations versus the comparable period, and an increased net charge associated with the impact of GILTI & FDII. Excluding the one-time effects of the derivative contract and sale of DeVry University (a non-GAAP financial measure), the ETR from continuing operations for the six months ended December 31, 2019 and December 31, 2018, was 19.4% and 17.2%, respectively.

Discontinued Operations

Income (loss) from discontinued operations includes $7.6 million in the second quarter and $13.6 million in the first six months of fiscal year 2020, respectively, in costs primarily consisting of ongoing litigation costs, settlements, and other divestiture costs related to the DeVry University, Carrington, and Adtalem Brazil divestitures. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional information.

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See Note 2 “Discontinued Operations” to the Consolidated Financial Statements in Item 8 of Adtalem's Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“2019 Form 10-K”) for additional information. The divestiture of both of these operations was completed in the second quarter of fiscal year 2019. As a result, management discontinued discussion of the DeVry University and Carrington operating results beginning with the second quarter of fiscal year 2019 Quarterly Report on Form 10-Q as comparable results are no longer meaningful. Management will continue to disclose and discuss Adtalem Brazil operations in its public filings until the period in which the sale closes as Adtalem Brazil operations continue to have an effect on Adtalem’s reported net income.

Adtalem Brazil

The following table presents revenue for Adtalem Brazil detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Fiscal year 2019 as reported	$62,633	$109,884
Organic growth	(2,990)	(4,010)
Effect of currency change	(4,490)	(5,069)
Fiscal year 2020 as reported	$55,153	$100,805

Fiscal year 2020 % change:
Organic growth (constant currency, non-GAAP)	(4.8)%	(3.6)%
Effect of currency change	(7.2)%	(4.6)%
Fiscal year 2020 % change as reported	(11.9)%	(8.3)%

Revenue at Adtalem Brazil decreased 11.9%, or $7.5 million, to $55.2 million in the second quarter and decreased 8.3%, or $9.1 million, to $100.8 million in the first six months of fiscal year 2020 compared to the year-ago periods. The decrease in value of the Brazilian Real compared to the U.S. dollar decreased reported revenue in the second quarter and first six months of fiscal year 2020 by $4.5 million and $5.1 million, respectively, compared to the year-ago periods. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis (a non-GAAP financial measure), revenue decreased 4.8% in the second quarter and decreased 3.6% in the first six months of fiscal year 2020 compared to the year-ago periods. Declines in enrollment at Wyden Educational institutions (“Wyden”) and in law exam test preparation courses, along with increased discounting were the primary drivers of the revenue decreases.

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

Adtalem Brazil Student Enrollment:

	Fiscal Year 2020	Fiscal Year 2019
Term	Sept. 2019	Sept. 2018	Mar. 2019
New students	17,588	17,956	27,505
% change from prior year	(2.0)%	23.8%	17.7%
Total students	76,904	81,088	79,919
% change from prior year	(5.2)%	3.5%	5.6%

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

The following table presents operating income for Adtalem Brazil detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Fiscal year 2019 as reported	$11,630	$12,354
Organic change	533	3,407
Restructuring expense change	(282)	(241)
Effect of currency change	(983)	(1,311)
Fiscal year 2020 as reported	$10,898	$14,209

Adtalem Brazil operating income decreased $0.7 million to $10.9 million in the second quarter and increased $1.9 million to $14.2 million in the first six months of fiscal year 2020 compared to the year-ago periods. Operating income was reduced by the effect of exchange rate changes by $1.0 million in the second quarter and $1.3 million in the first six months of fiscal year 2020. On a constant currency basis and excluding the effect of restructuring charges (a non-GAAP financial measure), Adtalem Brazil operating income increased $0.5 million in the second quarter and increased $3.4 million in the first six months of fiscal year 2020 compared to the year-ago periods, primarily driven by cost reduction measures implemented to offset declining enrollment and the need for higher discounting. These operating income amounts in fiscal years 2020 and 2019 have been adjusted for the reduction in home office expenses allocated to Adtalem Brazil within discontinued operations and now allocated to continuing operations. For fiscal year 2020, home office costs to support the remaining businesses are being allocated to the Medical and Healthcare and Financial Services segments.

For fiscal year 2019, these costs were allocated to Home Office and Other. See Note 20 “Segment Information” to the Consolidated Financial Statements for additional information.

Regulatory Environment

Student Payments

Adtalem’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials, and fees. These payments include funds originating as financial aid from various federal and state loan and grant programs, student and family educational loans (“private loans”), employer educational reimbursements, scholarships, and student and family financial resources. Adtalem continues to provide financing options for its students, including Adtalem’s institutional loan programs.

The following table, which excludes DeVry University, Carrington, and Adtalem Brazil revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2019 and 2018:

	Fiscal Year
Funding source:	2019	2018
Federal assistance (Title IV) program funding (grants and loans)	59%	59%
Private loans	2%	2%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance, and other	39%	39%
Total	100%	100%

The pattern of cash receipts during the year is seasonal. Adtalem’s cash collections on accounts receivable peak at the start of each institution’s term. Accounts receivable reach their lowest level at the end of each term.

Financial Aid

Like other higher education institutions, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A “Risk Factors” in our 2019 Form 10-K for a discussion of student financial aid related risks.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. Like any other educational institution, Adtalem’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation, or termination proceeding.

If the U.S. Department of Education (“ED”) determines that we have failed to demonstrate either financial responsibility or administrative capability in any pending program review, or otherwise determines that an institution has violated the terms of its Program Participation Agreement (“PPA”), we could be subject to sanctions including: fines, penalties, reimbursement for discharged loan obligations, a requirement to post a letter of credit, and/or suspension or termination of our eligibility to participate in the Title IV programs.

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University agreed to certain compliance requirements regarding its past and future advertising, that DeVry University’s participation in Title IV programs is subject to provisional certification for five years and that DeVry University is required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit continues to be posted by Adtalem following the closing of the sale of DeVry University and reduces Adtalem’s borrowing capacity dollar-for-dollar under its Credit Facility (as defined in Note 13 “Debt” to the Consolidated Financial Statements).

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2019 and 2018:

	Fiscal Year
	2019	2018
Chamberlain University	62%	62%
American University of the Caribbean School of Medicine	75%	74%
Ross University School of Medicine	83%	81%
Ross University School of Veterinary Medicine	83%	82%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its four Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third party review reports that have been made publicly available, Adtalem’s institutions have met this lower threshold for each fiscal year since the commitment was made. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

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

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $67.3 million, $204.2 million, and $208.3 million as of December 31, 2019, June 30, 2019, and December 31, 2018, respectively, included cash and cash equivalents held at Adtalem’s international operations of $37.8 million, $75.3 million, and $30.0 million as of December 31, 2019, June 30, 2019, and December 31, 2018, respectively, which is available to Adtalem for general company purposes. As of December 31, 2019, the cash and cash equivalents balance attributable to Adtalem Brazil was $104.0 million, which is excluded from the December 31, 2019 balances above as they are classified as assets held for sale and are not available for Adtalem general company purposes. In accordance with the terms of the Adtalem Brazil purchase agreement (see Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements), Adtalem expects to receive approximately $74 million in settlement of cash balances at Adtalem Brazil as of June 30, 2019 of $89 million, net of indebtedness of $15 million

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $3.5 million, $1.0 million, and $0.8 million was held in restricted bank accounts as of December 31, 2019, June 30, 2019, and December 31, 2018, respectively.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Six Months Ended
	December 31,
	2019	2018
Income from continuing operations	$18,711	$37,006
Non-cash items	90,425	78,349
Changes in assets and liabilities	(133,432)	(113,291)
Net cash (used in) provided by operating activities-continuing operations	$(24,296)	$2,064

Cash used in operating activities by continuing operations in the first six months of fiscal year 2020 was $24.3 million compared to cash provided by operating activities of $2.1 million in the year-ago period. Net income from continuing operations decreased by $18.3 million in the first six months of fiscal year 2020 compared to the year-ago period.

The increase in non-cash items of $12.1 million in the first six months of fiscal year 2020 compared to the year-ago period was primarily driven by the following:

●	A decrease of $37.5 million in depreciation and write-offs of property and equipment. This was primarily the result of recording $40.1 million in impairment write-downs of property and equipment at RUSM’s Dominica campus in the first six months of fiscal year 2019.
●	An increase of $21.3 million in amortization and adjustments to operating lease assets which results from the implementation of ASC 842 on July 1, 2019.
●	A decrease of $20.8 million in the deferred income tax provision related to the timing of deductions.
●	An increase of $26.4 million in the unrealized loss on investments and derivative contracts driven by an unrealized loss on the deal-contingent foreign currency hedge arrangement entered into in the second quarter of fiscal year 2020 to economically hedge the Brazilian Real denominated sales price of Adtalem Brazil through mitigation of the currency exchange rate risk.
●	A decrease of $15.6 million in insurance settlement gain, which was recorded in fiscal year 2019 resulting from final settlement of hurricane claims which were in excess of expense recorded for hurricane related costs.
●	An increase of $8.8 million in provision for bad debts due to increases in reserves for institutional student loans.
●	An increase in realized gain on the sale of assets of $4.8 million from the sale of the Columbus, Ohio, campus facility.

Changes in assets and liabilities from June 30, 2019 reduced operating cash flow by $133.4 million, driven by the following:

●	A $14.8 million decrease resulting from an increase in accounts receivable balances (excluding provisions for bad debts) due to higher accounts receivable balances at the Medical and Healthcare and Financial Services segments. These balances are seasonally higher at December 31, 2019 at AUC, RUSM, and RUSVM compared to June 30, 2019 due to the timing of clinical billings and higher basic science enrollment in the fall semester. The increase in accounts receivable at the Financial Services segment is driven by an increase in accounting firm receivables at Becker due to higher firm revenue compared to the year-ago period.

●	A $44.5 million decrease resulting from a decrease in deferred revenue balances due to the timing of the AUC, RUSM, and RUSVM academic terms at December 31, 2019, which is the end of a term, compared to June 30, 2019, which is in the middle of a term.
●	A $27.5 million decrease in operating lease liabilities which results from the payments under operating lease liabilities recorded upon the implementation of ASC 842 on July 1, 2019.
●	A $48.8 million decrease resulting from a change in prepaid expense and other current assets, accounts payable, accrued payroll and benefits, and accrued liabilities balances due to the timing of disbursements in the normal processing cycles.

Investing Activities

Capital expenditures in the first six months of fiscal year 2020 were $20.3 million compared to $32.1 million in the year-ago period. The capital expenditures in fiscal year 2020 include spending for Chamberlain new campus development, maintenance, and Adtalem’s home office reorganization.

Capital spending for the remainder of fiscal year 2020 will support continued investment for new campus development at Chamberlain and maintenance at the medical and veterinary schools. Management anticipates full fiscal year 2020 capital spending to be in the $45 to $50 million range, including $20.3 million spent during the first six months of fiscal year 2020. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 20 “Segment Information” to the Consolidated Financial Statements.

In the second quarter of fiscal year 2019, AUC and RUSM received the final insurance proceeds in settlement of claims made related to Hurricanes Irma and Maria. The total proceeds received from insurance settlements were in excess of expense recorded for hurricane-related evacuation processes, temporary housing, and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites, less deductibles. The resulting excess proceeds of $35.7 million were applied against asset damages and capital repairs and replacement in the second quarter of fiscal year 2019, which requires classification of the gain as an investing activity.

On December 4, 2018, Adtalem completed the sale of its ownership of all the outstanding equity interests in U.S. Education Holdings LLC, the holding company of Carrington, to San Joaquin Valley College, Inc. (“SJVC”), pursuant to terms and conditions of the Membership Interest Purchase Agreement (“MIPA”), dated June 28, 2018. The equity interests were sold for de minimis consideration, subject to customary adjustments for working capital and required transfer of $9.9 million of cash and restricted cash balances in the second quarter fiscal year 2019.

On December 11, 2018, Adtalem completed the sale of the equity interest of DeVry University to Cogswell Education, LLC (“Cogswell”) under the terms of the purchase agreement dated December 4, 2017. The equity interests were sold for de minimis consideration, subject to customary adjustments for working capital and required $39.0 million of cash and restricted cash balances in the second quarter of fiscal year 2019. In connection with the completion of the sale, Adtalem loaned $10.0 million to DeVry University under the terms of the promissory note, dated December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Six Months Ended
	December 31,
	2019	2018
Proceeds from exercise of stock options	$2,028	$16,784
Repurchase of common stock for treasury	(100,019)	(115,933)
Net borrowings (payments) under credit facility	13,500	(1,500)
Payment for purchase of redeemable noncontrolling interest of subsidiary	(6,247)	—
Other	(32)	(6,089)
Net cash used in financing activities-continuing operations	$(90,770)	$(106,738)

As of December 31, 2019, the amount available under the current share repurchase program, announced on November 7, 2018, totaled $82.1 million. On January 31, 2020, the Board of Directors (the “Board”) authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our current share repurchase program.

As of December 31, 2019, the amount of debt outstanding under our credit facility was $420.5 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our credit agreement.

Management believes current balances of unrestricted cash, cash generated from operations, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations, growth plans, and current share repurchase program for the foreseeable future unless significant investment opportunities should arise.

Contractual Arrangements

Adtalem’s long-term contractual obligations consist of its $600 million Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements), operating leases (discussed in Note 11 “Leases” to the Consolidated Financial Statements) on facilities, and agreements for various services.

In fiscal year 2018, Adtalem recorded a liability of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, pursuant to the Tax Act. This amount was reduced to $8.7 million after utilization of tax credits and current and prior year tax losses, and is payable over eight years. The first installment will be required in fiscal year 2021.

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. DeVry University may make prepayments on the Note.

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

Adtalem is leasing space to DeVry University at four facilities owned by Adtalem and subleasing space, in full or in part, at an additional 24 facilities, of which 16 are subleased to DeVry University and/or Carrington. Adtalem remains the primary lessee on the 24 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to six years. Future minimum lease and sublease rental income under these agreements as of December 31, 2019, were as follows (in thousands):

Fiscal Year	Amount
2020 (remaining)	$12,131
2021	19,859
2022	16,935
2023	16,195
2024	10,434
Thereafter	7,307
Total lease and sublease rental income	$82,861

Adtalem also assigned certain leases to DeVry University and Carrington but remains contingently liable under these leases.

Seasonality

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

Off-Balance Sheet Arrangements

Adtalem is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. Adtalem has not extended any loans to any officer, director, or other affiliated person. Adtalem has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. In connection with the announced proposed sale of Adtalem Brazil, Adtalem entered into a deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through mitigation of the currency exchange rate risk. The hedge agreement has a total notional amount of R$2,154 million (approximately $536 million as of December 31, 2019). Fees associated with this arrangement are payable upon closing of the sale, only if the sale closes, and will vary based on the closing date, based on a pre-defined schedule in the hedge agreement. The derivative associated with the hedge agreement does not qualify for hedge accounting treatment under ASC 815, and as a result, all changes in fair value are recorded within the income statement. Adtalem recorded a pre-tax unrealized loss on the hedge agreement derivative based on the foreign exchange forward spot rate as of December 31, 2019 of $28.0 million in the second quarter of fiscal year 2020. The change in value in this hedge does not result in a change in proceeds, net of the hedge settlement, from the amount originally expected from the sale transaction. Adtalem did not enter into any other derivatives, swaps, futures contracts, calls, hedges, or non-exchange traded contracts during the first six months of fiscal year 2020.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates as disclosed in our 2019 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risk and uncertainties include the risk factors described in Item 1A “Risk Factors” of our 2019 Form 10-K and this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.

Non-GAAP Financial Measures and Reconciliations

We believe that certain non-GAAP financial measures provides investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations and is useful for period-over-period comparisons. We use these supplemental non-GAAP financial measures internally in our assessment of performance and budgeting process. However, these non-GAAP financial measures should be not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The following are non-GAAP financial measures used in this Quarterly Report on Form 10-Q:

Net income from continuing operations attributable to Adtalem excluding special items (most comparable GAAP measure: net income attributable to Adtalem) – Measure of Adtalem’s net income attributable to Adtalem adjusted for restructuring expense, gain on sale of assets, settlement gain, tax charges related to the divestiture of DeVry University, loss on derivative, and discontinued operations.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, gain on sale of assets, settlement gain, tax charges related to the divestiture of DeVry University, loss on derivative, and discontinued operations.

Operating income from continuing operations excluding special items (most comparable GAAP measure: operating income from continuing operations) – Measure of Adtalem’s operating income from continuing operations adjusted for restructuring expense, gain on sale of assets, and settlement gain. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Effective income tax rate from continuing operations excluding special items (most comparable GAAP measure: effective income tax rate from continuing operations) – Measure of Adtalem’s effective tax rate adjusted for tax effect on loss on derivative and tax charges related to the divestiture of DeVry University.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring charges primarily related to the sale of Becker’s courses for healthcare students, real estate consolidations at Adtalem’s home office, and the closing of the RUSM campus in Dominica.
●	Gain on the sale of Adtalem’s Columbus, Ohio, campus facility.
●	Settlement gain related to the final insurance settlement related to Hurricanes Irma and Maria at AUC and RUSM.
●	Loss on the deal-contingent foreign currency hedge arrangement entered into in connection with the announced proposed sale of Adtalem Brazil to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk.
●	Tax charges related to the divestiture of DeVry University.
●	Discontinued operations include the operations of Adtalem Brazil, Carrington, and DeVry University.

Constant currency – Certain information for Adtalem Brazil, which is classified as a discontinued operation, is presented on a constant currency basis, which is a non-GAAP measure, along with the nearest GAAP measure.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section above and the constant currency disclosures are located within the Adtalem Brazil results of operations discussion above.

Net income attributable to Adtalem reconciliation to net income from continuing operations attributable to Adtalem excluding special items (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income attributable to Adtalem (GAAP)	$5,525	$17,295	$19,886	$7,765
Restructuring expense	1,955	3,535	8,485	43,008
Gain on sale of assets	—	—	(4,779)	—
Settlement gain	—	(15,571)	—	(15,571)
Loss on derivative	28,006	—	28,006	—
Tax charges related to the divestiture of DeVry University	—	1,526	—	1,526
Income tax impact on non-GAAP adjustments (1)	(461)	2,829	(804)	(5,123)
Loss from discontinued operations	(4,117)	24,650	(961)	29,393
Net income from continuing operations attributable to Adtalem excluding special items (non-GAAP)	$30,908	$34,264	$49,833	$60,998
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Earnings per share, diluted (GAAP)	$0.10	$0.29	$0.36	$0.13
Effect on diluted earnings per share:
Restructuring expense	0.04	0.06	0.15	0.71
Gain on sale of assets	-	-	(0.09)	-
Settlement gain	-	(0.26)	-	(0.26)
Loss on derivative	0.52	-	0.51	-
Tax charges related to the divestiture of DeVry University	-	0.03	-	0.03
Income tax impact on non-GAAP adjustments (1)	(0.01)	0.05	(0.01)	(0.08)
Loss from discontinued operations	(0.08)	0.41	(0.02)	0.49
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$0.57	$0.57	$0.90	$1.01
Diluted shares used in EPS calculation	54,280	60,000	55,192	60,598
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Effective income tax rate from continuing operations reconciliation to effective income tax rate from continuing operations excluding special items (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Pre-tax results:
Income from continuing operations before income taxes (GAAP)	$8,873	$53,714	$29,987	$46,533
Loss on derivative	28,006	—	28,006	—
Income from continuing operations before income taxes excluding special items (non-GAAP)	$36,879	$53,714	$57,993	$46,533

Taxes:
Income tax provision (GAAP)	$(7,570)	$(11,857)	$(11,276)	$(9,527)
Tax charges related to the divestiture of DeVry University	—	1,526	—	1,526
Income tax provision excluding special items (non-GAAP)	$(7,570)	$(10,331)	$(11,276)	$(8,001)

Tax rate:
Effective income tax rate (GAAP)	85.3%	22.1%	37.6%	20.5%
Effective income tax rate excluding special items (non-GAAP)	20.5%	19.2%	19.4%	17.2%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with the announced proposed sale of Adtalem Brazil, Adtalem entered into a deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through mitigation of the currency exchange rate risk. The hedge agreement has a total notional amount of R$2,154 million (approximately $536 million as of December 31, 2019). Fees associated with this arrangement are payable upon closing of the sale, only if the sale closes, and will vary based on the closing date, based on a pre-defined schedule in the hedge agreement. The derivative associated with the hedge agreement does not qualify for hedge accounting treatment under ASC 815, and as a result, all changes in fair value are recorded within the income statement. Adtalem recorded a pre-tax unrealized loss on the hedge agreement derivative based on the foreign exchange forward spot rate as of December 31, 2019 of $28.0 million in the second quarter of fiscal year 2020. The change in value in this hedge does not result in a change in proceeds, net of the hedge settlement, from the amount originally expected from the sale transaction. Until the hedge is settled upon the closure of the sale of Adtalem Brazil, Adtalem will continue to recognize gains or losses on this hedge as of the end of each reporting period based on mark to market adjustments. Based upon the notional amount of the hedge and the six-month foreign exchange forward rate in the hedge contract, a 1% change in the foreign exchange forward spot rate will result in a change in the fair value of the hedge of approximately $5 million. There have been no other material changes in Adtalem’s market risk exposure during the first six months of fiscal year 2020. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 19 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1 “Financial Statements.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Item 1A “Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which could materially affect Adtalem’s business, financial condition, or future results, should be carefully considered. Such risks are not the only risks facing Adtalem. Additional risks and uncertainties not currently known to Adtalem or that management currently deems to be immaterial also may materially adversely affect its business, financial condition, and/or operating results. Except for the risk factor discussed below, there have been no material changes to Adtalem’s risk factors since its Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

A delayed or unsuccessful sale of Adtalem Brazil could have a material adverse effect on the stock valuation of Adtalem or may impact the growth prospects or financial resources of Adtalem.

Adtalem has entered into a binding stock purchase agreement to sell its Brazilian portfolio, Adtalem Brazil, to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”) (the “Transaction”). Adtalem’s transfer of ownership to the Purchaser is subject to numerous closing conditions, including the approval by Brazil’s Administrative Council of Economic Defense (“CADE”), the Brazilian antitrust authority. Additionally, the Purchaser is not required to close the Transaction in certain circumstances, including in the event that the closing has not occurred by 270 days following the filing with CADE of all required notification and report forms (subject to each party’s right to extend for an additional 90 days under certain conditions). There is no assurance that the conditions to closing will be satisfied in a timely manner or at all. If the Transaction is not completed, the valuation of Adtalem common stock may materially and adversely decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 - October 31, 2019	1,027,135	$35.53	1,027,135	$105,369,126
November 1, 2019 - November 30, 2019	666,976	31.75	666,976	84,191,675
December 1, 2019 - December 31, 2019	61,049	34.25	61,049	82,100,934
Total	1,755,160	$34.05	1,755,160	$82,100,934

(1)  On November 7, 2018, the Board of Directors of Adtalem (the “Board”) authorized the current share repurchase program to repurchase up to $300 million of Adtalem common stock through December 31, 2021. On January 31, 2020, the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. As the twelfth share repurchase program was not approved as of December 31, 2019, the $300 million available for share repurchases under this program is not included in the table.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1

Stock Purchase Agreement, by and among Global Education International B.V., Sociedade de Ensino Superior Estácio de Sá Ltda., Adtalem Global Education Inc., and Estácio Participações S.A., dated as of October 18, 2019. (incorporated by reference to Exhibit 2.1 to Adtalem's Current Report on Form 8-K dated October 23, 2019).

10.1

Adtalem Global Education Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Adtalem Global Education Inc.'s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 4, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: February 4, 2020	/s/ Michael O. Randolfi
Michael O. Randolfi
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)