Form 10-Q
period 2020-03-31
Adtalem Global Education Inc.
filed 2020-05-05
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2020, there were 51,802,441 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	March 31,	June 30,	March 31,
	2020	2019	2019
Assets:
Current assets:
Cash and cash equivalents	$167,771	$204,202	$230,700
Investments in marketable securities	7,754	8,680	8,341
Restricted cash	807	1,022	391
Accounts receivable, net	98,732	83,560	89,578
Prepaid expenses and other current assets	126,785	29,313	44,524
Current assets held for sale	142,417	177,923	166,557
Total current assets	544,266	504,700	540,091
Noncurrent assets:
Property and equipment, net	286,346	283,433	279,387
Operating lease assets	188,629	—	—
Deferred income taxes	15,066	18,314	19,199
Intangible assets, net	290,092	297,989	237,013
Goodwill	686,235	687,256	627,685
Other assets, net	84,825	52,113	54,386
Other assets held for sale	348,561	398,891	390,942
Total noncurrent assets	1,899,754	1,737,996	1,608,612
Total assets	$2,444,020	$2,242,696	$2,148,703

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$33,932	$53,385	$39,092
Accrued payroll and benefits	40,373	46,664	39,439
Accrued liabilities	60,458	76,529	74,614
Deferred revenue	120,047	95,944	108,370
Current operating lease liabilities	51,926	—	—
Current portion of long-term debt	3,000	3,000	3,000
Current liabilities held for sale	34,950	36,109	44,690
Total current liabilities	344,686	311,631	309,205
Noncurrent liabilities:
Long-term debt	446,610	398,094	288,589
Long-term operating lease liabilities	179,195	—	—
Deferred income taxes	28,147	29,426	33,278
Other liabilities	91,011	86,326	88,190
Noncurrent liabilities held for sale	56,850	16,146	16,372
Total noncurrent liabilities	801,813	529,992	426,429
Total liabilities	1,146,499	841,623	735,634
Commitments and contingencies (Note 19)
Redeemable noncontrolling interest	2,962	9,543	8,482
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 51,802, 55,303, and 56,954 shares outstanding as of March 31, 2020, June 30, 2019, and March 31, 2019, respectively	806	801	801
Additional paid-in capital	499,703	486,061	483,043
Retained earnings	2,183,620	2,012,902	1,964,169
Accumulated other comprehensive loss	(276,379)	(137,290)	(148,706)
Treasury stock, at cost, 28,790, 24,830, and 23,149 shares as of March 31, 2020, June 30, 2019, and March 31, 2019, respectively	(1,113,191)	(970,944)	(894,720)
Total shareholders' equity	1,294,559	1,391,530	1,404,587
Total liabilities and shareholders' equity	$2,444,020	$2,242,696	$2,148,703

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue	$271,487	$258,703	$792,272	$749,603
Operating cost and expense:
Cost of educational services	118,712	120,192	374,004	349,803
Student services and administrative expense	96,434	90,746	292,169	269,161
Restructuring expense	1,854	2,186	10,339	45,194
Gain on sale of assets	—	—	(4,779)	—
Settlement gain	—	—	—	(15,571)
Total operating cost and expense	217,000	213,124	671,733	648,587
Operating income from continuing operations	54,487	45,579	120,539	101,016
Other income (expense):
Interest and dividend income	782	1,062	2,675	3,204
Interest expense	(5,191)	(4,786)	(15,585)	(14,710)
Investment (loss) gain	(1,548)	715	(1,106)	(407)
Gain on derivative	111,838	—	83,832	—
Net other income (expense)	105,881	(3,009)	69,816	(11,913)
Income from continuing operations before income taxes	160,368	42,570	190,355	89,103
Provision for income taxes	(6,937)	(7,843)	(18,213)	(17,370)
Income from continuing operations	153,431	34,727	172,142	71,733
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(5,947)	3,222	(5,536)	1,271
Loss on disposal of discontinued operations before income taxes	—	(265)	—	(32,979)
Benefit from income taxes	3,228	182	3,778	5,762
(Loss) income from discontinued operations	(2,719)	3,139	(1,758)	(25,946)
Net income	150,712	37,866	170,384	45,787
Net loss attributable to redeemable noncontrolling interest from continuing operations	120	113	334	265
Net income attributable to redeemable noncontrolling interest from discontinued operations	—	(74)	—	(382)
Net income attributable to Adtalem Global Education	$150,832	$37,905	$170,718	$45,670

Amounts attributable to Adtalem Global Education:
Net income from continuing operations	$153,551	$34,840	$172,476	$71,998
Net (loss) income from discontinued operations	(2,719)	3,065	(1,758)	(26,328)
Net income attributable to Adtalem Global Education	$150,832	$37,905	$170,718	$45,670

Earnings (loss) per share attributable to Adtalem Global Education:
Basic:
Continuing operations	$2.90	$0.60	$3.19	$1.22
Discontinued operations	$(0.05)	$0.05	$(0.03)	$(0.44)
Net	$2.85	$0.65	$3.15	$0.77
Diluted:
Continuing operations	$2.88	$0.59	$3.16	$1.20
Discontinued operations	$(0.05)	$0.05	$(0.03)	$(0.44)
Net	$2.83	$0.64	$3.13	$0.76

Weighted-average shares outstanding:
Basic shares	52,955	58,061	54,117	59,199
Diluted shares	53,319	58,802	54,576	60,004

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$150,712	$37,866	$170,384	$45,787
Other comprehensive income (loss), net of tax
Loss on foreign currency translation adjustments	(117,669)	(5,238)	(139,539)	(6,193)
Unrealized (loss) gain on marketable securities, net of tax	(44)	50	(2)	36
Unrealized gain on interest rate swap, net of tax	452	—	452	—
Comprehensive income	33,451	32,678	31,295	39,630
Comprehensive loss attributable to redeemable noncontrolling interest	271	138	586	51
Comprehensive income attributable to Adtalem Global Education	$33,722	$32,816	$31,881	$39,681

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2020	2019
Operating activities:
Net income	$170,384	$45,787
Loss from discontinued operations	1,758	25,946
Income from continuing operations	172,142	71,733
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	11,328	10,369
Amortization and adjustments to operating lease assets	32,369	—
Depreciation	25,773	24,726
Amortization	8,860	5,990
Provision for bad debts	12,955	5,150
Deferred income taxes	1,824	23,717
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	147	41,082
Realized and unrealized loss on investments	1,106	407
Realized gain on sale of assets	(4,779)	—
Insurance settlement gain	—	(15,571)
Unrealized gain on derivative	(83,832)	—
Changes in assets and liabilities:
Accounts receivable	(19,922)	(24,511)
Prepaid expenses and other current assets	(17,123)	(11,948)
Accounts payable	(18,495)	(4,433)
Accrued payroll and benefits	(6,291)	(12,755)
Accrued liabilities	(4,810)	6,156
Deferred revenue	24,103	9,423
Operating lease liabilities	(41,628)	—
Other assets and liabilities	(2,041)	(22,355)
Net cash provided by operating activities-continuing operations	91,686	107,180
Net cash provided by operating activities-discontinued operations	13,845	21,355
Net cash provided by operating activities	105,531	128,535
Investing activities:
Capital expenditures	(31,934)	(45,269)
Insurance proceeds received for damage to buildings and equipment	—	35,706
Proceeds from sales of marketable securities	1,572	1,625
Purchases of marketable securities	(1,755)	(6,070)
Proceeds from sale of assets	6,421	—
Cash received on purchase price adjustment	92	—
Loan to DeVry University	—	(10,000)
Net cash used in investing activities-continuing operations	(25,604)	(24,008)
Net cash used in investing activities-discontinued operations	(3,803)	(7,417)
Cash and restricted cash transferred in divestitures of discontinued operations	—	(48,876)
Net cash used in investing activities	(29,407)	(80,301)
Financing activities:
Proceeds from exercise of stock options	2,276	16,825
Employee taxes paid on withholding shares	(5,315)	(6,527)
Proceeds from stock issued under Colleague Stock Purchase Plan	—	421
Repurchases of common stock for treasury	(136,889)	(176,903)
Borrowings under credit facility	225,000	—
Repayments under credit facility	(177,250)	(2,250)
Proceeds from down payment on seller loan	5,200	—
Payment for purchase of redeemable noncontrolling interest of subsidiary	(6,247)	—
Net cash used in financing activities-continuing operations	(93,225)	(168,434)
Net cash used in financing activities-discontinued operations	(2,920)	(2,154)
Net cash used in financing activities	(96,145)	(170,588)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27,907)	(449)
Net decrease in cash, cash equivalents and restricted cash	(47,928)	(122,803)
Cash, cash equivalents and restricted cash at beginning of period	300,467	444,405
Cash, cash equivalents and restricted cash at end of period	252,539	321,602
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	83,961	90,511
Cash, cash equivalents and restricted cash at end of period	$168,578	$231,091

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
December 31, 2018	$801	$479,946	$1,926,134	$(143,518)	$(833,716)	$1,429,647
Net income attributable to Adtalem Global Education			37,905			37,905
Other comprehensive loss, net of tax				(5,188)		(5,188)
Change in redeemable noncontrolling interest put option			130			130
Stock-based compensation		3,039				3,039
Net activity from stock-based compensation awards		40			(126)	(86)
Proceeds from stock issued under Colleague Stock Purchase Plan		18			92	110
Repurchases of common shares for treasury					(60,970)	(60,970)
March 31, 2019	$801	$483,043	$1,964,169	$(148,706)	$(894,720)	$1,404,587

December 31, 2019	$806	$496,674	$2,032,788	$(159,118)	$(1,076,238)	$1,294,912
Net income attributable to Adtalem Global Education			150,832			150,832
Other comprehensive loss, net of tax				(117,261)		(117,261)
Stock-based compensation		2,811				2,811
Net activity from stock-based compensation awards		218			(83)	135
Repurchases of common shares for treasury					(36,870)	(36,870)
March 31, 2020	$806	$499,703	$2,183,620	$(276,379)	$(1,113,191)	$1,294,559

June 30, 2018	$793	$454,653	$1,917,373	$(142,168)	$(711,365)	$1,519,286
Cumulative effect adjustment upon the adoption of ASU 2016-01			381	(381)		—
Net income attributable to Adtalem Global Education			45,670			45,670
Other comprehensive loss, net of tax				(6,157)		(6,157)
Change in redeemable noncontrolling interest put option			745			745
Stock-based compensation		11,227				11,227
Net activity from stock-based compensation awards	8	17,075			(6,785)	10,298
Proceeds from stock issued under Colleague Stock Purchase Plan		88			333	421
Repurchases of common shares for treasury					(176,903)	(176,903)
March 31, 2019	$801	$483,043	$1,964,169	$(148,706)	$(894,720)	$1,404,587

June 30, 2019	$801	$486,061	$2,012,902	$(137,290)	$(970,944)	$1,391,530
Net income attributable to Adtalem Global Education			170,718			170,718
Other comprehensive loss, net of tax				(139,089)		(139,089)
Stock-based compensation		11,405				11,405
Net activity from stock-based compensation awards	5	2,237			(5,358)	(3,116)
Repurchases of common shares for treasury					(136,889)	(136,889)
March 31, 2020	$806	$499,703	$2,183,620	$(276,379)	$(1,113,191)	$1,294,559

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

Adtalem is a leading workforce solutions provider. We present two reportable segments as follows:

Medical and Healthcare – Offers degree and non-degree programs in the medical and healthcare postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM is collectively referred to as the “medical and veterinary schools.”

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

Adtalem Education of Brazil (“Adtalem Brazil”), Carrington College (“Carrington”), and DeVry University are presented as discontinued operations and assets held for sale in all periods presented as applicable. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information.

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

The World Health Organization declared the novel coronavirus (“COVID-19” or “virus”) to be a public health emergency on January 30, 2020. The virus has had tragic consequences across the globe, and its full impact is not yet known as of the May 5, 2020 filing date of this Form 10-Q. While the virus did not have significant impacts to the third quarter of fiscal year 2020 results of operations, depending on the length and severity of social distancing and other measures established to combat the virus, there could be significant impacts on future results of operations. Due to the effects of COVID-19 on operations and the seasonal nature of our business, quarterly revenue, expenses, earnings, and cash flows are not necessarily indicative of the results that may be achieved for the full fiscal year.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

Recent Accounting Standards

Recently adopted accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02: “Leases (Topic 842).” This guidance was issued to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted this guidance, along with the related clarifications and improvements, effective July 1, 2019 using the modified retrospective approach without adjusting prior comparative periods. The adoption of this standard significantly impacts our Consolidated Balance Sheets, but did not impact our Consolidated Statements of Income. We elected the practical expedients package which allows us to forego reassessing (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or expiring leases; and (iii) initial direct costs for any existing leases. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining the lease term and impairment of operating lease assets. See Note 11 “Leases” for the disclosures related to this new accounting standard.

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

In March 2020, FASB issued ASU No. 2020-04: “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance was issued to provide for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedge relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. The guidance is effective as of March 12, 2020 through December 31, 2022. We adopted this guidance in the third quarter of fiscal year 2020 and is not expected to have a significant effect on Adtalem’s Consolidated Financial Statements.

Recently issued accounting standards not yet adopted

In June 2016, FASB issued ASU No. 2016-13: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance was issued to provide financial statement users with more decision-useful information about the expected losses on financial instruments by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses by requiring a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Management is evaluating the impact the guidance will have on Adtalem’s Consolidated Financial Statements and believes the guidance will be applied to our allowance for bad debts on trade receivables and institutional loans and will not have a significant impact on Adtalem’s Consolidated Financial Statements.

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

Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, was all assigned to the Financial Services reporting unit and reportable segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include OCL’s strategic fit into Adtalem’s expanding presence in financial services, the reputation of the OCL brand as a leader in the industry, and potential future growth opportunity. Of the $63.1 million of acquired intangible assets, $18.4 million was assigned to trade names, which has been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately nine years. The values and estimated useful lives by asset type at the date of acquisition are as follows (in thousands):

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

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that has a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. DeVry University may make prepayments on the Note. This loan is recorded as other assets, net on the Consolidated Balance Sheets. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option with the exception of one lease which expires December 2023. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $21.7 million on the sale of DeVry University and transferred $39.0 million of cash and restricted cash balances to DeVry University in the second quarter of fiscal year 2019.

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”). As the sale represented a strategic shift that has a major effect on Adtalem’s operations and financial results, Adtalem Brazil is presented in Adtalem’s financial reporting as a discontinued operation. Pursuant to the terms and subject to the conditions set forth in the purchase agreement, Adtalem sold the issued and outstanding shares of Adtalem Brasil Holding S.A. (a/k/a Adtalem Brazil) to the Purchaser for R$1,920 million, subject to certain post-closing adjustments pursuant to the purchase agreement. Net proceeds received on April 24, 2020, after settlement of debt, transaction fees, taxes and hedge proceeds (described below) were $424.0 million, in addition to $73.0 million of cash previously unavailable, which is now available for general corporate use. In connection with the sale of Adtalem Brazil, Adtalem entered into a deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through mitigation of the currency exchange rate risk. The hedge agreement had a total notional amount of R$2,154 million (approximately $415 million as of March 31, 2020). The derivative associated with the hedge agreement did not qualify for hedge accounting treatment under ASC 815, and as a result, all changes in fair value were recorded within the income statement. Adtalem recorded a pre-tax unrealized gain on the hedge agreement derivative based on the foreign exchange forward spot rate as of March 31, 2020 of $111.8 million and $83.8 million for the three and nine months ended March 31, 2020, respectively, (see Note 18 “Fair Value Measurements” for additional information) with an $83.8 million asset included within prepaid expenses and other current assets on the March 31, 2020 Consolidated Balance Sheet. This deal-contingent foreign currency hedge was settled in conjunction with the close of the sale of Adtalem Brazil with cash proceeds of $110.7 million during the fourth quarter of fiscal year 2020.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale, which includes only Adtalem Brazil balances as Carrington and DeVry University were sold as of each period presented below (in thousands):

	March 31,	June 30,	March 31,
	2020	2019	2019
Assets:
Current assets:
Cash and cash equivalents	$83,961	$95,243	$90,511
Accounts receivable, net	52,507	74,269	65,794
Prepaid expenses and other current assets	5,949	8,411	10,252
Total current assets held for sale	142,417	177,923	166,557
Noncurrent assets:
Property and equipment, net	57,610	81,250	80,234
Operating lease assets	54,092	—	—
Intangible assets, net	88,403	120,108	118,134
Goodwill	138,914	187,195	183,575
Other assets, net	9,542	10,338	8,999
Total noncurrent assets held for sale	348,561	398,891	390,942
Total assets held for sale	$490,978	$576,814	$557,499

Liabilities:
Current liabilities:
Accounts payable	$2,378	$4,242	$3,230
Accrued payroll and benefits	10,671	17,828	15,462
Accrued liabilities	4,891	10,193	12,008
Deferred revenue	8,688	3,846	13,990
Current operating lease liabilities	8,322	—	—
Total current liabilities held for sale	34,950	36,109	44,690
Noncurrent liabilities:
Long-term operating lease liabilities	46,747	—	—
Other liabilities	10,103	16,146	16,372
Total noncurrent liabilities held for sale	56,850	16,146	16,372
Total liabilities held for sale	$91,800	$52,255	$61,062

The following is a summary of income statement information of operations reported as discontinued operations, which includes Adtalem Brazil operations and includes Carrington’s and DeVry University’s operations through the date of each respective sale (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue	$41,355	$49,906	$142,160	$355,506
Operating cost and expense:
Cost of educational services	28,940	36,147	98,605	222,837
Student services and administrative expense	17,781	11,252	47,860	130,615
Restructuring expense (gain)	199	(257)	625	(570)
Asset impairment charge - building and equipment	—	—	—	1,953
Total operating cost and expense	46,920	47,142	147,090	354,835
Operating (loss) income from discontinued operations	(5,565)	2,764	(4,930)	671
Other income (expense):
Interest and dividend income	425	941	2,164	2,917
Interest expense	(807)	(483)	(2,770)	(2,317)
Net other (expense) income	(382)	458	(606)	600
(Loss) income from discontinued operations before income taxes	(5,947)	3,222	(5,536)	1,271
Loss on disposal of discontinued operations before income taxes	—	(265)	—	(32,979)
Benefit from income taxes	3,228	182	3,778	5,762
(Loss) income from discontinued operations	(2,719)	3,139	(1,758)	(25,946)
Net income attributable to redeemable noncontrolling interest	—	(74)	—	(382)
Net (loss) income from discontinued operations attributable to Adtalem	$(2,719)	$3,065	$(1,758)	$(26,328)

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students and members), in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$222,019	$—	$—	$222,019
Test preparation/certifications	—	26,236	—	26,236
Conferences/seminars	—	11,925	—	11,925
Memberships/subscriptions	—	5,590	—	5,590
Other	5,325	392	—	5,717
Total	$227,344	$44,143	$—	$271,487

	Nine Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$637,625	$—	$—	$637,625
Test preparation/certifications	—	78,145	—	78,145
Conferences/seminars	—	42,738	—	42,738
Memberships/subscriptions	—	15,512	—	15,512
Other	17,386	866	—	18,252
Total	$655,011	$137,261	$—	$792,272

	Three Months Ended March 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$217,423	$—	$—	$217,423
Test preparation/certifications	—	27,562	(807)	26,755
Conferences/seminars	—	3,860	—	3,860
Memberships/subscriptions	—	4,299	—	4,299
Other	6,152	214	—	6,366
Total	$223,575	$35,935	$(807)	$258,703

	Nine Months Ended March 31, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$630,083	$—	$—	$630,083
Test preparation/certifications	—	83,576	(2,422)	81,154
Conferences/seminars	—	17,405	—	17,405
Memberships/subscriptions	—	12,135	—	12,135
Other	8,219	607	—	8,826
Total	$638,302	$113,723	$(2,422)	$749,603

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

Test preparation/certifications: Test preparation revenue consists of sales of self-study materials and test preparation course instruction. Becker test preparation revenue is primarily derived from self-study materials and is recognized when access to the materials is delivered to the customer. EduPristine test preparation revenue is primarily derived from course instruction and is recognized on a straight-line basis over the applicable instruction delivery period. Certification revenue consists of exam preparation guides, seminars, exam sitting fees, and recertification fees and is recognized when the applicable performance obligation is satisfied.

Conferences/seminars: Conference revenue consists of revenue from attendees, sponsors, and exhibitors. We recognize revenue for all items related to conferences at the time of the conference. Seminar revenue consists of seminars delivered in live, live-online, or on-demand online formats. We recognize revenue for live and live-online seminars on the day of the seminar. We recognize revenue for on-demand online seminars when customers are granted access to a webcast of the seminar.

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

Revenue of $91.0 million was recognized during the first nine months of fiscal year 2020 that was included in the deferred revenue balance at the beginning of fiscal year 2020. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, and increases from payments received related to academic terms commencing after the end of the reporting period.

Allowance for bad debts on short-term and long-term receivables as of March 31, 2020, June 30, 2019, and March 31, 2019 were $24.2 million, $14.5 million, and $11.0 million, respectively. The increase in the reserve is driven by higher bad debt expense, mainly at the medical and veterinary schools.

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

6. Restructuring Charges

During the third quarter and first nine months of fiscal year 2020, Adtalem recorded restructuring charges primarily related to the sale of Becker’s courses for healthcare students and Adtalem’s home office real estate consolidations and workforce reductions. During the third quarter and first nine months of fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. In January 2019, RUSM relocated its campus operations to Barbados with no plans to return to Dominica. The property and equipment in Dominica have been fully impaired as management determined the market value less the costs to sell the facilities or move the equipment was zero. In addition, during the third quarter and first nine months of fiscal year 2019, Adtalem recorded restructuring charges related to Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, resulting from reducing Adtalem’s workforce by 34 and 203 positions in the first nine months of fiscal year 2020 and 2019, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 20 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2020			Nine Months Ended March 31, 2020
	Real Estate	Termination		Real Estate	Termination
	and Other	Benefits	Total	and Other	Benefits	Total
Medical and Healthcare	$810	$—	$810	$1,129	$225	$1,354
Financial Services	—	—	—	2,862	254	3,116
Home Office and Other	255	789	1,044	4,779	1,090	5,869
Total	$1,065	$789	$1,854	$8,770	$1,569	$10,339

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	Real Estate	Termination		Real Estate	Termination
	and Other	Benefits	Total	and Other	Benefits	Total
Medical and Healthcare	$(110)	$(23)	$(133)	$40,033	$1,294	$41,327
Home Office and Other	2,271	48	2,319	3,748	119	3,867
Total	$2,161	$25	$2,186	$43,781	$1,413	$45,194

The following table summarizes the separation and restructuring plan activity for the fiscal years 2020 and 2019, for which cash payments are required (in thousands):

Liability balance as of June 30, 2018	$38,927
Increase in liability (separation and other charges)	8,870
Reduction in liability (payments and adjustments)	(22,714)
Liability balance as of June 30, 2019	25,083
ASC 842 (leases) adjustment (1)	(25,030)
Liability balance as of July 1, 2019	53
Increase in liability (separation and other charges)	3,551
Reduction in liability (payments and adjustments)	(3,331)
Liability balance as of March 31, 2020	$273

(1) Reflects amounts reclassified out of the opening balance of restructuring reserve accruals as of June 30, 2019 to operating lease assets that was recorded with the adoption of ASC 842. See Note 2 “Summary of Significant Accounting Policies” for additional information.

The liability balance of $0.3 million is recorded as accrued liabilities on the Consolidated Balance Sheet as of March 31, 2020. This liability balance represents exit cost accruals and costs for employees who have either not yet separated from Adtalem or for whom full severance has not yet been paid. All of these remaining costs are expected to be paid within the next 12 months. Additional restructuring charges are expected to be recorded during the remainder of fiscal year 2020 as Adtalem completes its current restructuring plans by June 30, 2020. Adjustments to leases that have been placed in restructure will result in charges extending past fiscal year 2020 and will be presented as future restructuring expense. Management may institute future restructuring plans.

7. Income Taxes

Our effective income tax rates from continuing operations were 4.3% and 9.6% for the three and nine months ended March 31, 2020, respectively, and 18.4% and 19.5% for the three and nine months ended March 31, 2019, respectively. The effective tax rates in fiscal years 2020 and 2019 reflect the U.S. federal tax rate of 21% adjusted for foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, in the three and nine months ended March 31, 2020, we did not record a tax provision on the pre-tax unrealized gain of $111.8 million and $83.8 million, respectively, from a derivative contract related to the deal-contingent hedge agreement on the Adtalem Brazil sale completed on April 24, 2020 (see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information).

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

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, temporarily increases the amount of interest expense the company is allowed to deduct on its U.S. federal tax returns for fiscal years 2019 and 2020, modifies the Tax Credit and Jobs Act of 2017 to allow immediate expensing of qualified improvement property for U.S. federal income tax purposes retroactive to fiscal year 2018, and allows net operating losses incurred in fiscal years 2018, 2019, and 2020 to be carried back five-years and offset up to 100% of U.S. federal taxable income for tax years beginning before fiscal year

2021. Management is currently evaluating the impact of the CARES Act, but at present time does not expect that the provisions of the CARES Act would result in a material tax or cash benefit.

Consistent with our 2019 Form 10-K disclosure, Adtalem continues to estimate its unrecognized tax benefits will decrease by $25 million to $27 million by June 30, 2020 due to the settlement of various audits and the lapsing of statutes of limitations.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and stock awards not included in the computation of diluted earnings per share when their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$153,551	$34,840	$172,476	$71,998
Discontinued operations	(2,719)	3,065	(1,758)	(26,328)
Net	$150,832	$37,905	$170,718	$45,670

Denominator:
Weighted-average shares outstanding	52,498	57,583	53,647	58,656
Unvested participating RSUs	457	478	470	543
Weighted-average basic shares outstanding	52,955	58,061	54,117	59,199
Effect of dilutive stock awards	364	741	459	805
Weighted-average diluted shares outstanding	53,319	58,802	54,576	60,004

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$2.90	$0.60	$3.19	$1.22
Discontinued operations	$(0.05)	$0.05	$(0.03)	$(0.44)
Net	$2.85	$0.65	$3.15	$0.77
Diluted:
Continuing operations	$2.88	$0.59	$3.16	$1.20
Discontinued operations	$(0.05)	$0.05	$(0.03)	$(0.44)
Net	$2.83	$0.64	$3.13	$0.76

Weighted-average anti-dilutive stock awards	992	194	942	223

9. Financing Receivables

Adtalem’s financing receivables consist of trade receivables related to institutional loan programs available to students at Chamberlain, AUC, RUSM, and RUSVM. These loan programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM, and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance. Most students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, which reduces the possibility of over borrowing, and minimizes interest being accrued on the loan balance. Payments may increase upon completing or departing school. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, Becker offered an 18-month loan program for its Becker CPA Exam Review Course which is considered a financing receivable. Becker is no longer offering loans under this program. Instead, Becker is offering financing through flexible payment plans with terms of up to 12-months which is not considered a financing receivable.

Allowances for uncollectible loans are determined by analyzing the current aging of institutional loans and historical loss rates of loans at each institution. Management performs this analysis monthly and quarterly throughout the year. In evaluating the collectability of all our receivable balances, we set our bad debt reserves incorporating the most recent and updated circumstances, facts, and analytics. Changes in assumed collection rates will result in changes in the necessary reserves. Loans are considered nonperforming if they are over 90 days past due. Since all of Adtalem’s institutional loans are generated through the extension of credit to fund educational costs, all such receivables are considered part of the same loan portfolio.

The following table details the institutional loan balances along with the related allowances for credit losses (in thousands):

	Nine Months Ended		Year Ended		Nine Months Ended
	March 31, 2020		June 30, 2019		March 31, 2019
Gross institutional loans		$50,296		$47,937		$47,259
Allowance for credit losses:
Balance as of July 1	$(6,289)		$(10,003)		$(10,003)
Charge-offs and adjustments	664		10,777		9,965
Recoveries	(40)		(83)		(73)
Additional provision	(9,026)		(6,980)		(4,571)
Balance as of end of period		(14,691)		(6,289)		(4,682)
Net institutional loans		$35,605		$41,648		$42,577

Of the net balances above, $16.9 million, $16.6 million, and $15.7 million were classified as accounts receivable, net on the Consolidated Balance Sheets as of March 31, 2020, June 30, 2019, and March 31, 2019, respectively, and $18.7 million, $25.1 million, and $26.9 million, representing amounts due beyond one year, were classified as other assets, net on the Consolidated Balance Sheets as of March 31, 2020, June 30, 2019, and March 31, 2019, respectively.

The following table details the credit risk profiles of the institutional loan balances based on an aging of past due institutional loans (in thousands):

				Over			Total
	1-29 Days	30-59 Days	60-89 Days	90 Days	Total		Institutional
	Past Due	Past Due	Past Due	Past Due	Past Due	Current	Loans
Institutional loans:
March 31, 2020	$3,484	$1,145	$1,673	$13,382	$19,684	$30,612	$50,296
June 30, 2019	$3,578	$2,458	$687	$9,888	$16,611	$31,326	$47,937
March 31, 2019	$4,092	$4,412	$4,125	$4,543	$17,172	$30,087	$47,259

In connection with the completion of the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The value of the DeVry University loan receivable included in other assets, net on the Consolidated Balance Sheet as of March 31, 2020, June 30, 2019, and March 31, 2019 is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The value of the DePaul College Prep loan receivable included in other assets, net on the Consolidated Balance Sheet as of March 31, 2020 is $41.1 million, which is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

10. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	June 30,	March 31,
	2020	2019	2019
Land	$41,480	$41,938	$41,182
Building	319,006	322,657	314,927
Equipment	244,369	228,533	227,692
Construction in progress	13,899	13,545	14,540
Property and equipment, gross	618,754	606,673	598,341
Accumulated depreciation	(332,408)	(323,240)	(318,954)
Property and equipment, net	$286,346	$283,433	$279,387

In September 2017, Hurricanes Irma and Maria caused damage and disrupted operations at AUC and RUSM. In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria. These proceeds produced a gain of $15.6 million, which was recorded in the second quarter of fiscal year 2019.

In the first quarter of fiscal year 2019, Adtalem announced its decision to relocate RUSM’s campus operations to Barbados and not return to RUSM’s Dominica campus. We recorded impairment charges of $39.1 million in the nine months ended March 31, 2019 to fully impair the property and equipment in Dominica as management determined the market value less the costs to sell the facilities or move the equipment was zero. The impairment charges are included in restructuring expense in the Consolidated Statements of Income (see Note 6 “Restructuring Charges”).

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and holds a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The buyer has an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes. Adtalem continues to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheet. See Note 9 “Financing Receivables” for a discussion on the discounting of the note receivable. The $5.2 million received during the first quarter of fiscal year 2020 is classified as a financing activity on the Consolidated Statements of Cash Flows.

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million in the first nine months of fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 20 “Segment Information.”

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

As of March 31, 2020, we entered into two additional operating leases that have not yet commenced. One operating lease will commence during the fourth quarter of fiscal year 2020, has an 11-year lease term, and will result in an additional lease asset and lease liability of $9.7 million. The second operating lease will commence during the first quarter of fiscal year 2021, has an 10-year lease term, and will result in an additional lease asset and lease liability of $10.1 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2020	2020
Operating lease cost	$14,121	$43,129
Sublease income	(4,757)	(14,943)
Total lease cost	$9,364	$28,186

Maturities of lease liabilities by fiscal year as of March 31, 2020 were as follows (in thousands):

Operating
Fiscal Year	Leases
2020 (remaining)	$16,099
2021	62,274
2022	57,881
2023	47,249
2024	30,929
Thereafter	51,734
Total lease payments	266,166
Less: imputed interest	(35,045)
Present value of lease liabilities	$231,121

Lease term and discount rate were as follows:

March 31,
2020
Weighted-average remaining operating lease term (years)	5.1
Weighted-average operating lease discount rate	5.4%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2020	2020
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$12,559	$36,576
Operating lease assets obtained in exchange for operating lease liabilities	$12,532	$18,187

Adtalem maintains agreements to lease four facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 23 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease.

For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals. Future minimum lease and sublease rental income under these agreements as of March 31, 2020, were as follows (in thousands):

Fiscal Year	Amount
2020 (remaining)	$5,796
2021	19,852
2022	16,935
2023	16,199
2024	10,438
Thereafter	7,307
Total lease and sublease rental income	$76,527

As previously disclosed in our 2019 Form 10-K and under the previous lease accounting guidance in ASC 840, future minimum rental commitments for all noncancelable operating leases, adjusted to exclude Adtalem Brazil, having a remaining term in excess of one year at June 30, 2019, were as follows (in thousands):

Fiscal Year	Amount
2020	$67,109
2021	60,781
2022	55,982
2023	44,970
2024	28,374
Thereafter	36,120
Total minimum lease payments	$293,336

Rent expense, adjusted to exclude Adtalem Brazil, for the years ended June 30, 2019 and 2018 was $35.8 million and $25.0 million, respectively.

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	March 31,	June 30,	March 31,
Reporting Unit	2020	2019	2019
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Financial Services	376,025	377,046	317,475
Total	$686,235	$687,256	$627,685

The table below summarizes goodwill balances by reportable segment (in thousands):

	March 31,	June 30,	March 31,
Reportable Segment	2020	2019	2019
Medical and Healthcare	$310,210	$310,210	$310,210
Financial Services	376,025	377,046	317,475
Total	$686,235	$687,256	$627,685

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

	Medical and	Financial
	Healthcare	Services	Total
June 30, 2018	$310,210	$317,699	$627,909
Foreign exchange rate changes	—	(224)	(224)
March 31, 2019	310,210	317,475	627,685
Acquisitions	—	59,519	59,519
Foreign exchange rate changes	—	52	52
June 30, 2019	310,210	377,046	687,256
Purchase accounting adjustments	—	(92)	(92)
Foreign exchange rate changes	—	(929)	(929)
March 31, 2020	$310,210	$376,025	$686,235

The decrease in the goodwill balance from June 30, 2019 in the Financial Services segment is primarily the result of a change in the value of the Indian Rupee compared to the U.S. dollar. Since EduPristine’s goodwill is recorded in local currency, fluctuations in the values of the Indian Rupee in relation to the U.S. dollar will cause changes in the balance of this asset.

Intangible assets consist of the following (in thousands):

	March 31, 2020
	Gross		Weighted-Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
Amortizable intangible assets:
Customer relationships	$68,900	$(19,318)	10 Years
Curriculum/software	11,600	(1,611)	6 Years
Course delivery technology	7,200	(1,585)	5 Years
Total	$87,700	$(22,514)
Indefinite-lived intangible assets:
Trade names	$95,666
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,906

	June 30, 2019
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$69,300	$(14,448)
Curriculum/software	16,600	(5,193)
Course delivery technology	7,200	(487)
Total	$93,100	$(20,128)
Indefinite-lived intangible assets:
Trade names	$95,777
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$225,017

	March 31, 2019
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$42,900	$(13,071)
Curriculum/software	5,000	(4,583)
Course delivery technology	500	(344)
Total	$48,400	$(17,998)
Indefinite-lived intangible assets:
Trade names	$77,371
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$206,611

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	March 31,	June 30,	March 31,
Reportable Segment	2020	2019	2019
Medical and Healthcare	$137,500	$137,500	$137,500
Financial Services	87,406	87,517	69,111
Total	$224,906	$225,017	$206,611

Amortization expense for amortized intangible assets was $2.6 million and $7.7 million for the three and nine months ended March 31, 2020, respectively, and $1.6 million and $4.8 million for the three and nine months ended March 31, 2019, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

Financial
Fiscal Year	Services
2020 (remaining)	$2,576
2021	10,073
2022	9,944
2023	9,792
2024	9,509
Thereafter	23,292
Total	$65,186

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

Adtalem has four reporting units that contained goodwill as of the third quarter of fiscal year 2020. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss to goodwill is recognized. In analyzing the results of operations and business conditions of all the reporting units, as of March 31, 2020, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of the third quarter of fiscal year 2020. For indefinite-lived intangible assets, management first analyzes qualitative factors including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In analyzing the results of operations and business conditions of all the reporting units, as of March 31, 2020, it was determined that no triggering event had occurred that would indicate the carrying value of any indefinite-lived intangible asset had exceeded its fair value.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairment indicators as of the end of fiscal year 2019, and that no interim events or deviations from planned operating results occurred as of March 31, 2020 that would cause management to reassess these conclusions. Although the COVID-19 pandemic is expected to have a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets, at this time none of the effects are considered significant enough to create a triggering event. The effects are currently projected to be short-term and would not significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate into fiscal year 2021, the revenue and operating results of some reporting units could also deteriorate to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments.

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

13. Debt

Long-term debt consists of the following senior secured credit facility (in thousands):

	March 31,	June 30,	March 31,
	2020	2019	2019
Total debt:
Term B Loan	$294,750	$297,000	$297,750
Revolver	160,000	110,000	—
Total principal payments due	454,750	407,000	297,750
Deferred debt issuance costs	(5,140)	(5,906)	(6,161)
Total amount outstanding	449,610	401,094	291,589
Less current portion:
Term B Loan	(3,000)	(3,000)	(3,000)
Noncurrent portion	$446,610	$398,094	$288,589

Scheduled future maturities of long-term debt for the next five fiscal years ending June 30 and in the aggregate are as follows (in thousands):

Maturity
Fiscal Year	Payments
2020 (remaining)	$750
2021	3,000
2022	3,000
2023	163,000
2024	3,000
Thereafter	282,000
Total	$454,750

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

Interest on the Term B Loan and the Revolver is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar year 2021, but that it will not use its powers to compel contributions beyond such date. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts, and evaluating the need for an amendment to the Credit Agreement to accommodate a replacement rate.

Term B Loan

For Eurocurrency rate loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of March 31, 2020, June 30, 2019, and March 31, 2019, the interest rate for borrowings under the Term B Loan facility was 3.99%, 5.40%, and 5.50%, respectively, which approximated the effective interest rate.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We will pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap is

March 31, 2020 and settlements with the counterparty will occur on a monthly basis. The Swap will terminate on February 28, 2025.

During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan will be fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period.

The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. As of March 31, 2020 and June 30, 2019, borrowings under the Revolver were $160 million and $110 million with a weighted-average interest rate of 2.86% and 4.66%, respectively. There were no outstanding borrowings under the Revolver as of March 31, 2019.

Adtalem had a letter of credit outstanding of $68.4 million as of each of March 31, 2020, June 30, 2019, and March 31, 2019. This letter of credit was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and requires the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. As of March 31, 2020, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% of the undrawn portion of the Revolver as of March 31, 2020. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $71.6 million as of March 31, 2020. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

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

	Term B Loan	Revolver	Total
Deferred debt issuance costs as of June 30, 2019	$5,906	$2,061	$7,967
Amortization of deferred debt issuance costs	(766)	(408)	(1,174)
Deferred debt issuance costs as of March 31, 2020	$5,140	$1,653	$6,793

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. Adtalem has not paid a dividend since December 2016. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of March 31, 2020.

The stock of all U.S. and certain foreign subsidiaries of Adtalem is pledged as collateral for borrowings under the Credit Agreement.

The Term B Loan requires mandatory prepayments equal to a percentage of excess cash flow or equal to the net cash proceeds in excess of $50 million from a disposition which is not reinvested in assets within one-year from the date of disposition, among other mandatory prepayment terms (see the Credit Agreement, as filed under Form 8-K dated April 13, 2018, for additional information and term definitions). No mandatory prepayments have been required or made since the execution of the Credit Agreement.

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

In addition, Adtalem maintains a 71% ownership interest in EduPristine with the remaining 29% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm, as of March 31, 2020.

The adjustment to increase or decrease the Adtalem Brazil and EduPristine noncontrolling interests for their respective proportionate shares of Adtalem Brazil’s and EduPristine’s profit (loss) flows through the Consolidated Statements of Income each reporting period based on Adtalem’s noncontrolling interest accounting policy.

Beginning on March 26, 2020, Adtalem has had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen has had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen will have the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem.

Since the put options are out of the control of Adtalem, authoritative guidance requires the noncontrolling interests, which includes the value of the put options, to be displayed outside of the equity section of the Consolidated Balance Sheets.

On July 1, 2019, the Adtalem Brazil management noncontrolling members exercised their put option and sold their remaining ownership interest in Adtalem Brazil to Adtalem resulting in Adtalem owning 100% of Adtalem Brazil. In the first quarter of fiscal year 2020, $6.2 million of redeemable noncontrolling interest was removed from the Consolidated Balance Sheet as a result of the put option exercise.

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

The following is a reconciliation of the redeemable noncontrolling interest balance (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Balance at beginning of period	$3,082	$8,651	$9,543	$9,110
Net (loss) income attributable to redeemable noncontrolling interest	(120)	(39)	(334)	117
Decrease in redemption value of redeemable noncontrolling interest put option	—	(130)	—	(745)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	—	(6,247)	—
Balance at end of period	$2,962	$8,482	$2,962	$8,482

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

	Three Months Ended		Nine Months Ended		Life-to-Date
	March 31,		March 31,		Current Share
	2020	2019	2020	2019	Repurchase Program
Total number of share repurchases	1,164,308	1,266,160	3,838,275	3,631,611	6,383,431
Total cost of share repurchases	$36,870	$60,970	$136,889	$176,903	$254,769
Average price paid per share	$31.67	$48.15	$35.66	$48.71	$39.91

As of March 31, 2020, $45.2 million of authorized share repurchases were remaining under the current share repurchase program. On January 29, 2020, the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. Repurchases under the current program were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Foreign currency translation adjustments
Beginning balance	$(159,259)	$(143,529)	$(137,389)	$(142,574)
Loss on foreign currency translation	(117,669)	(5,238)	(139,539)	(6,193)
Ending balance	$(276,928)	$(148,767)	$(276,928)	$(148,767)

Marketable securities
Beginning balance, gross	$186	$15	$131	$537
Beginning balance, tax effect	(45)	(4)	(32)	(131)
Beginning balance, net of tax	141	11	99	406
ASU 2016-01 cumulative effect adjustment	—	—	—	(381)
Unrealized (loss) gain on marketable securities	(58)	66	(3)	48
Tax effect	14	(16)	1	(12)
Ending balance	$97	$61	$97	$61

Interest rate swap
Beginning balance, gross	$—	$—	$—	$—
Beginning balance, tax effect	—	—	—	—
Beginning balance, net of tax	—	—	—	—
Unrealized gain on interest rate swap	598	—	598	—
Tax effect	(146)	—	(146)	—
Ending balance	$452	$—	$452	$—

Total ending balance at March 31	$(276,379)	$(148,706)	$(276,379)	$(148,706)

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

As of March 31, 2020, 6,655,935 authorized but unissued shares of common stock were reserved for issuance under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the nine months ended March 31, 2020:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2019	1,488,478	$31.33
Granted	229,125	43.39
Exercised	(85,234)	27.54
Forfeited	(65,946)	42.76
Expired	(70,604)	51.81
Outstanding as of March 31, 2020	1,495,819	31.90	6.61	$2,937
Exercisable as of March 31, 2020	716,037	$28.43	5.32	$2,082

The total intrinsic value of options exercised for the nine months ended March 31, 2020 and 2019 was $0.9 million and $4.2 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2020 and 2019 was $16.98 and $20.96, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

	Fiscal Year
	2020	2019
Expected life (in years)	6.51	6.50
Expected volatility	37.66%	39.60%
Risk-free interest rate	1.40%	2.73%
Dividend yield	0.00%	0.00%

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

During the first nine months of fiscal year 2020, Adtalem granted 408,520 RSUs to selected employees and directors. Of these, 135,660 are performance-based RSUs and 272,860 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation, and amortization, calculated on a non-GAAP basis. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three, or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem, or upon retirement. During the restriction period, the recipient of the non-performance based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the nine months ended March 31, 2020:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2019	878,030	$34.86
Granted	408,520	42.38
Vested	(362,036)	28.75
Forfeited	(121,914)	40.17
Outstanding as of March 31, 2020	802,600	$39.08

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2020 and 2019 were $42.38 and $49.57, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Cost of educational services	$260	$279	$1,027	$976
Student services and administrative expense	2,521	2,729	10,301	9,393
	2,781	3,008	11,328	10,369
Income tax benefit	(642)	(692)	(3,887)	(3,930)
Net stock-based compensation expense	$2,139	$2,316	$7,441	$6,439

As of March 31, 2020, $21.8 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of options and RSUs vested during the nine months ended March 31, 2020 and 2019 was approximately $13.5 million and $13.7 million, respectively.

There was no capitalized stock-based compensation cost at each of March 31, 2020, June 30, 2019, and March 31, 2019.

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

In connection with the sale of Adtalem Brazil completed on April 24, 2020, Adtalem entered into a deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through mitigation of the currency exchange rate risk. The hedge agreement has a total notional amount of R$2,154 million (approximately $415 million as of March 31, 2020). Adtalem recorded a pre-tax unrealized gain on the hedge agreement derivative based on the foreign exchange forward spot rate as of March 31, 2020 of $111.8 million and $83.8 million for the three and nine months ended March 31, 2020, respectively, with a $83.8 million asset included within prepaid expenses and other current assets on the March 31, 2020 Consolidated Balance Sheet. The fair value of this derivative was calculated using observable market-based inputs to a model to calculate fair value, in which case the measurements are classified within Level 2. These model inputs include foreign exchange forward contract spot rates and contract defined point adjustments and settlement prices.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to fully mitigate risks associated with the variable interest rate on our Term B Loan debt with an effective date of March 31, 2020. The fair value of our Swap is based in part on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the Swap, taking into consideration current and projected future interest rates as well as the creditworthiness of the counterparty, all of which can be validated through readily observable data from external sources, in which case the measurements are classified within Level 2. The fair value of the Swap is represented within other assets, net on the Consolidated Balance Sheet with a balance of $0.6 million as of March 31, 2020. See Note 13 “Debt” for additional information on the Swap.

As of March 31, 2020, June 30, 2019, and March 31, 2019, there were no assets or liabilities measured at fair value using Level 3 inputs.

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

19. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of March 31, 2020, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. The timing or outcome of the following matters, or their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On October 14, 2016, a putative class action lawsuit was filed by Debbie Petrizzo and five other former DeVry University students, individually and on behalf of others similarly situated, against Adtalem, DeVry University, Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the United States District Court for the Northern District of Illinois (the “Petrizzo Case”). The complaint was filed on behalf of a putative class of persons consisting of those who enrolled in and/or attended classes at DeVry University during and after 2002 and who were unable to find employment within their chosen field of study within six months of graduation. Citing the civil complaint filed by the FTC on January 26, 2016 against the Adtalem Parties (the “FTC lawsuit”), the plaintiffs claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserted claims for unjust enrichment and violations of six different states’ consumer fraud, unlawful trade practices, and consumer protection laws. The plaintiffs seek monetary, declaratory, injunctive, and other unspecified relief.

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

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against the Adtalem Parties in the Circuit Court of Cook County, Illinois, Chancery Division. The

complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the court granted plaintiff’s motion for leave to file an amended complaint. Plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. Defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019 and the court granted Defendants’ motion on July 29, 2019, with leave to amend. The plaintiff has filed an amended complaint on August 26, 2019. On October 18, 2019, defendants’ moved to dismiss this complaint as it is substantially similar to the one the court previously dismissed. No hearing on the motion to dismiss is currently scheduled. A status hearing is scheduled for June 8, 2020. This matter is currently stayed.

On May 8, 2018, the Carlson Law Firm (“Carlson”) filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students in Rangel v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. in Lindberg v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on May 8, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former DeVry University students seeking to join the consolidated lawsuit. The parties re-filed their briefing on the motions to dismiss so that the motion would apply to all three groups of plaintiffs. On April 24, 2019, the Court granted Adtalem’s and DeVry University’s motions to dismiss, with leave to amend. The plaintiffs filed an amended complaint on June 7, 2019. Defendants moved to dismiss the complaint on July 5, 2019. The motion to dismiss was referred to a magistrate judge. On December 13, 2019, the magistrate judge issued a report and recommendation denying defendants’ motion to dismiss. On January 3, 2020, defendants filed their objections to the report and recommendation on the motion to dismiss, and plaintiffs filed a response to the objections on January 8, 2020. The District Court judge adopted the Magistrate Judge’s report and recommendations on March 12, 2020, and the defendants filed an answer to the complaint on April 10, 2020. Discovery is ongoing.

On April 4, 2019, the Carlson Law Firm sent notice pursuant to California Legal Remedies Act, Civil Code § 1750, of 105 individuals who purportedly have claims against DeVry University and Adtalem based on allegedly deceptive comments made about the benefits of obtaining a DeVry University degree; specifically, that 90% of graduates obtained a job in their chosen field of study within six months of graduation, and that graduates were paid more than graduates of other universities. On July 16, 2019, the Carlson Law Firm filed a lawsuit in the United States District Court for the Northern District of California – San Jose Division against Adtalem and DeVry University on behalf of 102 individual former DeVry University students in Alvarez v. Adtalem and DeVry University, Inc. The plaintiffs contend that defendants misrepresented the benefits of graduating from DeVry University and falsely and misleadingly advertised the employment rate and income rate of their graduates to induce potential students to purchase educational products and services, and to remain students through graduation. The lawsuit seeks exemplary damages, restitution, economic damages, punitive damages, pre- and post-judgment interest, attorneys’ fees and the cost of suit. The plaintiffs brought claims for fraud by misrepresentation, fraud by concealment, negligent misrepresentation, civil theft, violation of the California Consumer Legal Remedies Act, violation of California’s Unfair Competition Law, and violation of California’s False Advertising Law. Defendants filed a motion to dismiss the complaint on October 1, 2019. On December 16, 2019, the court granted in part and denied in part the motion to dismiss. Defendants filed an answer to the complaint on January 13, 2020. Plaintiffs filed an amended complaint on January 31, 2020, and defendants filed an amended answer on March 2, 2020. The parties court-ordered mediation on May 20, 2020 has been postponed due to COVID-19. Discovery is ongoing.

On August 13, 2019, a plaintiff, Magana, filed a putative class action lawsuit against Adtalem and DeVry University, Inc. in the United States District Court for the Eastern District of California, alleging damages based on allegedly deceptive statements made about the benefits of obtaining a DeVry University degree. Plaintiffs assert claims under the California Unfair Competition Law, California False Advertising Law, and claims of fraud/material misrepresentation, fraudulent concealment/intentional omission of material facts, negligent misrepresentation, breach of contract, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. This matter is currently stayed.

On June 21, 2018, Stoltmann Law Offices filed a lawsuit against Adtalem in Cook County Circuit Court, alleging that Adtalem breached a contract with Stoltmann Law Offices to pay filing fees associated with arbitration claims Stoltmann Law Offices has filed with the Judicial Arbitration and Mediation Services, Inc. (“JAMS”). Stoltmann Law Offices is seeking specific performance from the court. Adtalem moved to dismiss this complaint on August 3, 2018. Prior to the court ruling on Adtalem’s motion to dismiss, Stoltmann Law Offices and 399 individuals filed an amended complaint on August 9, 2018, asserting claims for specific performance, declaratory judgment and a petition to compel arbitration. Adtalem moved to dismiss the amended complaint on August 31, 2018. The court granted Adtalem’s motion to dismiss on November 30, 2018, but granted plaintiffs leave to file a second amended complaint. A single individual plaintiff filed a second amended complaint on January 3, 2019. Adtalem moved to dismiss the complaint on May 23, 2019. On January 9, 2020, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed the petition to compel arbitration, and allowed the claim for declaratory judgment to proceed. Adtalem filed an answer to the complaint on February 10, 2020. A status hearing is set for June 9, 2020.

On June 7, 2019, Stoltmann Law Offices filed a complaint in the Northern District of Illinois on behalf of Michael Forsythe seeking to compel arbitration of his consumer claims before JAMS. Adtalem moved to dismiss the complaint on July 1, 2019. The court dismissed the complaint as moot on January 31, 2020.

Stoltmann Law Offices is representing hundreds of individuals who have filed claims with JAMS alleging fraud-based claims based on DeVry University’s graduate employment statistics. Stoltmann Law Offices has paid the filing fees for thirty of these arbitrations to move forward. JAMS has sent commencement letters in several waves on June 14, 2019; August 2, 2019; August 5, 2019; November 6, 2019; November 15, 2019; November 25, 2019; February 14, 2020; March 13, 2020; and April 15, 2020. Defendants have filed answers in response to twenty-two arbitration demands. These arbitrations are in various stages of litigation and discovery.

On March 29, 2019, a putative class action lawsuit was filed by Robby Brown, individually and on behalf of all others similarly situated, against Adtalem and DeVry University, Inc., in the Western District of Missouri. The complaint was filed on behalf of himself and two separate classes of similarly situated individuals who were citizens of the State of Missouri and who purchased or paid for and received any part of a DeVry University program. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants filed a motion to dismiss the complaint on May 31, 2019. On October 9, 2019, the court granted in part and denied in part the motion to dismiss. The court dismissed plaintiffs’ claims for unjust enrichment and conversion, allowing the remaining claims to proceed. On October 29, 2019, defendants filed an answer to the complaint. This matter is currently stayed.

On or about April 1, 2019, Adtalem, Chamberlain and DeVry University received similar Civil Investigative Demands (“CID”) from the U.S. Department of Justice (the “DOJ”). The CIDs were issued pursuant to a False Claims Act inquiry concerning allegations that Adtalem, in particular Chamberlain and Adtalem’s former subsidiary DeVry University, submitted or caused the submission of false claims to the U.S. Department of Defense and U.S. Department of Veteran Affairs for federal funds under the GI Bill Programs and Tuition Assistance Program from 2011 to the date of the CIDs. It is specifically alleged that Chamberlain and DeVry University engaged in unlawful recruitment tactics, and provided incentive payments based directly or indirectly on securing federal financial aid. Adtalem cooperated with this DOJ inquiry and provided documents and other information requested by the DOJ. On February 27, 2020, the DOJ notified the U.S. District Court for the District of Georgia that it would decline to intervene in two qui tam False Claims Act actions filed by former DeVry University employees related to the subject matter of the CIDs and subsequently notified Adtalem that we are no longer needed to produce materials requested in the CID. Those actions were unsealed on March 2, 2020 and it is unknown whether the relators will pursue them. Although we cannot predict the ultimate outcome of these actions, we believe they are without merit and intend to vigorously defend against them.

On April 3, 2019, a putative class action lawsuit was filed by T’Lani Robinson, individually and on behalf of all others similarly situated, against Adtalem and DeVry University, Inc., in the Northern District of Georgia. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Georgia who purchased or paid for and received any part of a DeVry University program. The plaintiffs claim that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs seek compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants filed a motion to dismiss the complaint on May 31, 2019. On November, 25, 2019, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed the claims for breach of fiduciary duty and conversion with prejudice. The court dismissed the claims for negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, and unjust enrichment without prejudice, ordering plaintiffs’ to file an amended class-action complaint within fourteen days of the order. The court allowed the claims for breach of contract and declaratory relief to proceed. On December 9, 2019, plaintiff filed an amended class-action complaint. On December 23, 2019, defendants filed their answer to the amended class action complaint. The matter is currently stayed.

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

We present two reportable segments as follows:

Medical and Healthcare – Offers degree and non-degree programs in the medical and healthcare postsecondary education industry. This segment includes the operations of Chamberlain, AUC, RUSM, and RUSVM. AUC, RUSM, and RUSVM is collectively referred to as the “medical and veterinary schools.”

Financial Services – Offers test preparation, certifications, conferences, seminars, memberships, and subscriptions to business professionals in the areas of accounting, anti-money laundering, banking, and mortgage industries. This segment includes the operations of ACAMS, Becker, OCL, and EduPristine.

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

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue:
Medical and Healthcare	$227,344	$223,575	$655,011	$638,302
Financial Services	44,143	35,935	137,261	113,723
Home Office and Other	—	(807)	—	(2,422)
Total consolidated revenue	$271,487	$258,703	$792,272	$749,603
Operating income from continuing operations excluding special items:
Medical and Healthcare	$57,559	$52,960	$127,786	$141,152
Financial Services	4,190	5,086	13,976	19,469
Home Office and Other	(5,408)	(10,281)	(15,663)	(29,982)
Total consolidated operating income from continuing operations excluding special items	56,341	47,765	126,099	130,639
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(1,854)	(2,186)	(10,339)	(45,194)
Gain on sale of assets	—	—	4,779	—
Settlement gain	—	—	—	15,571
Total consolidated operating income from continuing operations	54,487	45,579	120,539	101,016
Net other income (expense)	105,881	(3,009)	69,816	(11,913)
Total consolidated income from continuing operations before income taxes	$160,368	$42,570	$190,355	$89,103
Segment assets:
Medical and Healthcare	$917,657	$827,452	$917,657	$827,452
Financial Services	577,699	446,752	577,699	446,752
Home Office and Other	457,686	317,000	457,686	317,000
Discontinued Operations	490,978	557,499	490,978	557,499
Total consolidated assets	$2,444,020	$2,148,703	$2,444,020	$2,148,703
Capital expenditures:
Medical and Healthcare	$7,274	$10,978	$20,108	$37,696
Financial Services	568	84	1,980	1,487
Home Office and Other	3,781	2,149	9,846	6,086
Total consolidated capital expenditures	$11,623	$13,211	$31,934	$45,269
Depreciation expense:
Medical and Healthcare	$7,127	$7,680	$21,898	$20,449
Financial Services	556	480	1,438	1,212
Home Office and Other	866	653	2,437	3,065
Total consolidated depreciation expense	$8,549	$8,813	$25,773	$24,726
Intangible asset amortization expense:
Financial Services	$2,576	$1,605	$7,686	$4,816
Total consolidated intangible asset amortization expense	$2,576	$1,605	$7,686	$4,816

Adtalem conducts its educational and financial services operations in the U.S., Barbados, St. Kitts, St. Maarten, India, Europe, China, Canada, and the Middle East. Other international revenue was less than 5% of total revenue for each of the three and nine months ended March 31, 2020 and 2019. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue from unaffiliated customers:
Domestic operations	$176,946	$160,949	$507,482	$468,788
International operations:
Barbados, Dominica, St. Kitts, and St. Maarten	92,259	95,366	277,934	274,207
Other	2,282	2,388	6,856	6,608
Total international	94,541	97,754	284,790	280,815
Total consolidated revenue	$271,487	$258,703	$792,272	$749,603
Long-lived assets:
Domestic operations	$208,812	$156,881	$208,812	$156,881
International operations:
Barbados, Dominica, St. Kitts, and St. Maarten	160,552	174,827	160,552	174,827
Other	1,807	2,065	1,807	2,065
Total international	162,359	176,892	162,359	176,892
Total consolidated long-lived assets	$371,171	$333,773	$371,171	$333,773

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

As of September 30, 2019, Adtalem eliminated its Business and Law reportable segment when Adtalem Education of Brazil (“Adtalem Brazil”) was classified as discontinued operations and assets held for sale. In addition to the sale of Adtalem Brazil completed on April 24, 2020, during the second quarter of fiscal year 2019, Adtalem divested DeVry University and Carrington College (“Carrington”). In accordance with GAAP, we have classified the DeVry University, Carrington, and Adtalem Brazil entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude DeVry University, Carrington, and Adtalem Brazil operations, unless otherwise noted. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional discontinued operations information.

We present two reportable segments as follows:

Medical and Healthcare – Offers degree and non-degree programs in the medical and healthcare postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM is collectively referred to as the “medical and veterinary schools.”

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

Third Quarter Highlights

Financial and operational highlights for the third quarter of fiscal year 2020 include:

●	Adtalem revenue grew $12.8 million, or 4.9%, in the third quarter of fiscal year 2020 compared to the year-ago quarter, driven by increased revenue in both the Medical and Healthcare and the Financial Services segments.
●	Net income attributable to Adtalem of $150.8 million increased $112.9 million, or 297.9%, in the third quarter of fiscal year 2020 compared to the year-ago quarter primarily driven by an unrealized gain of $111.8 million recorded in the third quarter of fiscal year 2020 on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk. Net income from continuing operations attributable to Adtalem excluding special items of $43.2 million increased $5.9 million, or 15.7%, in the third quarter of fiscal year 2020 compared to the year-ago quarter. This increase was principally attributable to revenue growth at Chamberlain and cost containment across all institutions and Adtalem home office.
●	For the March 2020 session, new and total student enrollment at Chamberlain increased 12.7% and 5.1%, respectively, compared to the same term last year. Chamberlain continues to invest in its programs, student services, and campus locations.
●	The acquisition of OCL in May 2019, contributed to revenue growth in the Financial Services segment of 22.8% in the third quarter of fiscal year 2020 compared to the year-ago quarter. ACAMS memberships have increased to more than 79,000 as of March 31, 2020.

●	Adtalem continued its eleventh share repurchase program by repurchasing a total of 1,164,308 shares of Adtalem’s common stock at an average cost of $31.67 per share during the third quarter of fiscal year 2020. Repurchases were suspended on March 12, 2020 due to the economic uncertainty caused by the novel coronavirus (“COVID-19” or “virus”) pandemic. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

COVID-19

The World Health Organization declared COVID-19 to be a public health emergency on January 30, 2020. The virus has had tragic consequences across the globe, and its full impact is not yet known as of the May 5, 2020 filing date of this Form 10-Q. COVID-19 is altering business and consumer activity across almost all industries. Management has initiated several changes to the operations of our institutions and administrative functions in order to protect the health of Adtalem employees, students, and customers and to mitigate the financial effects of the virus and its resultant economic slowdown.

Results of Operations

COVID-19 did not result in significant revenue losses or cost increases in the third quarter of fiscal year 2020. Management anticipates more significant effects to consolidated revenue, net income, and earnings per share in the fourth quarter of fiscal year 2020 and possibly into fiscal year 2021 should the economic effects of social distancing and other measures established to combat the virus continue for an extended period of time. COVID-19 effects on third quarter of fiscal year 2020 and projected results of operations of the Adtalem institutions is described below.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their Bachelor of Science of Nursing (“BSN”) degree; all campus-based students have transitioned to online learning for didactic and clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs and those programs are continuing to successfully operate. COVID-19 did not result in significant revenue losses or costs increases at Chamberlain in the third quarter of fiscal year 2020. The virus will likely negatively impact Chamberlain revenue and operating income in the fourth quarter of fiscal year 2020, principally from students who choose to postpone their studies due to the virus, especially if they are currently working in the healthcare field. Additionally, students who require onsite clinical experiences in order to complete their coursework may have to defer enrollment until onsite clinical experiences return. The extent of the impact in the fourth quarter of fiscal year 2020 and beyond will be determined based on the length and severity of the economic effects of COVID-19 and by the length of time the pandemic affects healthcare facilities’ ability to provide clinical experiences. Chamberlain has clinical partnerships with healthcare facilities across the U.S., which provides geographical diversity and is expected to reduce the risk that clinical education experiences will continue to be suspended for all clinical students.
●AUC and RUSM: Medical students enrolled in the basic science portion of their program have transitioned to online learning. Many students have moved from St. Maarten and Barbados and are continuing their studies remotely from their homes. COVID-19 did not result in significant revenue losses or costs increases within the basic science programs at the medical schools in the third quarter of fiscal year 2020. The virus may negatively impact basic science revenue and operating income in the fourth quarter of fiscal year 2020. The likely impact is principally from students who choose to not continue or start their studies during this time of uncertainty. The extent of the impact in the fourth quarter of fiscal year 2020 and beyond will be determined based on the length and severity of the economic effects of COVID-19. Students who have completed their basic science education progress to clinical rotations in the U.S. (and in the U.K. for AUC), and clinical rotations for all students were temporarily suspended in March 2020. This suspension did not significantly reduce revenue or operating income in the third quarter of fiscal year 2020 at either institution. The suspension will likely have a negative effect on revenue and operating income in the fourth quarter of fiscal year 2020 and for as long as the pandemic affects hospitals’ ability to provide clinical experiences. Adtalem has clinical partnerships with hospitals across the U.S. (and in the U.K. for AUC), which provide geographical diversity and are expected to reduce the risk that clinical education experiences will continue to be suspended for all clinical students.
●RUSVM: All basic science veterinary students have transitioned to online learning. Many students have moved from St. Kitts and are continuing their studies remotely from their homes. COVID-19 did not result in significant revenue losses or cost increases within the basic science program in the third quarter of fiscal year 2020. The virus may negatively impact basic science revenue and operating income in the fourth quarter of fiscal year 2020. The likely impact is principally from students who choose to not continue or start their studies during this time of uncertainty. The extent of the impact on the basic science program in the fourth quarter of fiscal year 2020 and beyond will be determined based on the length and severity of the economic effects of COVID-19. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, New Zealand, Australia, and Europe. A few universities have suspended onsite clinical experiences and transitioned students to online education, while other universities have continued to offer onsite clinical courses. The suspensions did not significantly reduce revenue or operating income in the third quarter of fiscal year 2020. The extent of the impact on clinical experiences in the fourth quarter of fiscal year 2020 and beyond will be determined based on the length and severity of the economic effects of COVID-19.
●Financial Services: Most Financial Services content, including exam preparation, certification training, continuing education, and subscriptions is delivered online. Any classroom-based learning has been moved to online. COVID-19 did not result in significant revenue losses or costs increases at Financial Services in the third quarter of fiscal year 2020. The virus is expected to negatively impact Financial Services revenue and operating income in the fourth quarter of fiscal year 2020, principally driven by the cancellation of ACAMS live conferences. Live conference revenue will not be realized so long as social distancing and group gathering is limited. COVID-19 did not result in any financial losses related to live conferences in the third quarter of fiscal year 2020, as there were no large conferences canceled. Adtalem maintains event cancellation insurance coverage and may be able to recover a portion of the lost operating income from cancelled conferences. It is possible large group gatherings may continue to be restricted into fiscal year 2021. These conferences could possibly be replaced with virtual events in the future but loss of conference revenue is likely. Management believes that other than the ACAMS conferences, longer-term operating results in the Financial Services segment will not be significantly affected by COVID-19 unless there are major employment losses with accounting professionals and recent accounting graduates, or in the banking and mortgage sectors. This is not known and cannot be predicted at this time.
●Administrative Operations: Virtually all institution and home office administrative operations are being delivered and performed remotely. This includes operations both in the U.S. and in all foreign locations. These remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. No significant home office costs are expected in the fourth quarter of fiscal year 2020 related to COVID-19.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of March 31, 2020, at this time none of the effects are considered significant enough to create an impairment triggering event. The effects are currently projected to be short-term and are not expected to significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate into fiscal year 2021, the revenue and operating results of some reporting units could also deteriorate to the point where a triggering event could exist and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash balance at March 31, 2020, was $167.8 million. Adtalem generated $91.7 million in operating cash flow from continuing operations in the first nine months of fiscal year 2020. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect its earnings and/or operating cash flow, Adtalem maintains a $300 million revolving credit facility with availability of $71.6 million as of March 31, 2020. In addition, on April 24, 2020, Adtalem completed the sale of Adtalem Brazil. This generated $424.0 million in net cash proceeds in addition to releasing $73.0 million of cash previously unavailable, which is now available for general corporate use. Management currently projects that COVID-19 will have an effect on operations; however, we believe the current balances of unrestricted cash, cash generated from operations, cash proceeds from the sale of Adtalem Brazil, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future.

As noted above, Adtalem maintains a credit agreement (the “Credit Agreement”) that provides for (1) a $300 million revolving facility (“Revolver”) with a maturity date of April 13, 2023 and (2) a $300 million senior secured Term B loan (“Term B Loan”) with a maturity date of April 13, 2025. We refer to the Revolver and Term B Loan collectively as the

“Credit Facility.” With interest rates at historically low levels, management entered into an interest rate swap agreement in March 2020 with a multinational financial institution that effectively converts the variable rate interest on the Term B Loan borrowings to a fixed rate of 3.946% for essentially the remaining term of the Term B Loan. The Credit Facility contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the Credit Agreement (see the Credit Agreement, as filed under Form 8-K dated April 13, 2018). These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of March 31, 2020.

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	43.7%	46.5%	47.2%	46.7%
Student services and administrative expense	35.5%	35.1%	36.9%	35.9%
Restructuring expense	0.7%	0.8%	1.3%	6.0%
Gain on sale of assets	0.0%	0.0%	(0.6)%	0.0%
Settlement gain	0.0%	0.0%	0.0%	(2.1)%
Total operating cost and expense	79.9%	82.4%	84.8%	86.5%
Operating income from continuing operations	20.1%	17.6%	15.2%	13.5%
Net other income (expense)	39.0%	(1.2)%	8.8%	(1.6)%
Income from continuing operations before income taxes	59.1%	16.5%	24.0%	11.9%
Provision for income taxes	(2.6)%	(3.0)%	(2.3)%	(2.3)%
Income from continuing operations	56.5%	13.4%	21.7%	9.6%
(Loss) income from discontinued operations, net of tax	(1.0)%	1.2%	(0.2)%	(3.5)%
Net income	55.5%	14.6%	21.5%	6.1%
Net loss (income) attributable to redeemable noncontrolling interest	0.0%	0.0%	0.0%	(0.0)%
Net income attributable to Adtalem	55.6%	14.7%	21.5%	6.1%

Revenue

The following tables present revenue by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$223,575	$35,935	$(807)	$258,703
Organic growth (decline)	3,769	(293)	807	4,283
Effect of acquisitions	—	8,501	—	8,501
Fiscal year 2020 as reported	$227,344	$44,143	$—	$271,487

Fiscal year 2020 % change:
Organic growth (decline)	1.7%	(0.8)%	NM	1.7%
Effect of acquisitions	—	23.7%	NM	3.3%
Fiscal year 2020 % change as reported	1.7%	22.8%	NM	4.9%

	Nine Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$638,302	$113,723	$(2,422)	$749,603
Organic growth (decline)	16,709	(695)	2,422	18,436
Effect of acquisitions	—	24,233	—	24,233
Fiscal year 2020 as reported	$655,011	$137,261	$—	$792,272

Fiscal year 2020 % change:
Organic growth (decline)	2.6%	(0.6)%	NM	2.5%
Effect of acquisitions	—	21.3%	NM	3.2%
Fiscal year 2020 % change as reported	2.6%	20.7%	NM	5.7%

Total consolidated revenue for the third quarter of fiscal year 2020 of $271.5 million increased 4.9%, or $12.8 million, compared to the year-ago quarter. Total consolidated revenue for the first nine months of fiscal year 2020 of $792.3 million increased 5.7%, or $42.7 million, compared to the year-ago period. Excluding the revenue added from OCL, which was acquired in the fourth quarter of fiscal year 2019, revenue grew 1.7%, or $4.3 million, in the third quarter and grew 2.5%, or $18.4 million, in the first nine months of fiscal year 2020 compared to the year-ago periods.

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 1.7%, or $3.8 million, to $227.3 million in the third quarter and increased 2.6%, or $16.7 million, to $655.0 million in the first nine months of fiscal year 2020 compared to the year-ago periods. The increase in revenue in the third quarter and first nine months of fiscal year 2020 is driven primarily by a revenue increase at Chamberlain primarily due to increasing total student enrollment and a revenue increase at the medical and veterinary schools in the first nine months of fiscal year 2020 primarily due to increased housing revenue at RUSM from its Barbados campus. Revenue decreased in the third quarter of fiscal year 2020 at AUC and RUSM driven primarily by lower basic science enrollment at RUSM and lower clinical hours delivered at AUC and RUSM.

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2020
Term	July 2019	Sept. 2019	Nov. 2019	Jan. 2020	Mar. 2020
New students	2,396	5,595	2,711	5,293	3,073
% change from prior year	(5.0)%	2.9%	3.6%	11.2%	12.7%
Total students	28,691	31,736	31,215	33,850	33,748
% change from prior year	2.3%	1.4%	1.2%	4.6%	5.1%

	Fiscal Year 2019
Term	July 2018	Sept. 2018	Nov. 2018	Jan. 2019	Mar. 2019	May 2019
New students	2,523	5,435	2,617	4,759	2,726	3,997
% change from prior year	1.0%	9.5%	(6.7)%	6.4%	(3.7)%	2.6%
Total students	28,037	31,295	30,833	32,354	32,104	30,867
% change from prior year	4.6%	4.1%	3.7%	3.3%	3.4%	1.8%

Chamberlain revenue increased 5.4%, or $6.9 million, to $135.1 million in the third quarter and increased 3.6%, or $13.0 million, to $377.1 million in the first nine months of fiscal year 2020 compared to the year-ago periods, driven by increases in total student enrollment during each fiscal year 2020 enrollment session. Chamberlain admitted its largest class of campus students in September 2019.

Chamberlain currently operates 22 campuses in 15 states. Chamberlain’s newest campus in San Antonio, Texas, began instruction in October 2019.

Tuition Rates:

Tuition for the BSN onsite degree program range from $675 to $720 per credit hour. Tuition for the Registered Nurse to BSN (“RN-to-BSN”) online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. Tuition for the Family Nurse Practitioner (“FNP”) degree program is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $775 per credit hour. Tuition for the Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program, which began in September 2019, is $695 per credit hour. All of these tuition rates are unchanged from the prior year. These tuition rates do not include the cost of books, supplies, transportation, or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2020
Term	Sept. 2019	Jan. 2020
New students	872	486
% change from prior year	(1.9)%	3.2%
Total students	5,608	5,643
% change from prior year	(4.7)%	1.7%

	Fiscal Year 2019
Term	Sept. 2018	Jan. 2019	May 2019
New students	889	471	496
% change from prior year	9.5%	(8.5)%	(0.6)%
Total students	5,887	5,548	5,220
% change from prior year	2.5%	(6.6)%	(6.0)%

The medical and veterinary schools’ revenue decreased 3.3%, or $3.1 million, to $92.3 million in the third quarter and increased 1.4%, or $3.7 million, to $277.9 million in the first nine months of fiscal year 2020 compared to the year-ago periods. The decrease in revenue in the third quarter of fiscal year 2020 is driven primarily by a decrease in basic science enrollment at RUSM, increased discounts and scholarships at AUC from listed tuition rates, and a decline in clinical weeks delivered at AUC and RUSM. Both the lower enrollment and suspension of the clinical programs due to COVID-19 are expected to negatively affect revenue in the fourth quarter of fiscal year 2020. The increase in revenue in the first nine months of fiscal year 2020 is driven primarily by higher housing revenue at the new Barbados campus of RUSM. Partially offsetting this increase were declines in revenue driven by lower basic science enrollment at RUSM, increased discounts and scholarships at both AUC and RUSM from listed tuition rates, and the lower clinical weeks delivered.

In the January 2020 semester, total student enrollment increased at RUSM and RUSVM and declined at AUC. New student enrollment increased at AUC and RUSVM and declined at RUSM. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing RUSM affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing investments. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, heightened competition may continue to adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs resulting in lower tuition revenue.

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

Financial Services

Revenue in the Financial Services segment increased 22.8%, or $8.2 million, to $44.1 million in the third quarter and increased 20.7%, or $23.5 million, to $137.3 million in the first nine months of fiscal year 2020 compared to the year-ago periods. Excluding the revenue added from OCL, which was acquired in the fourth quarter of fiscal year 2019, revenue declined 0.8%, or $0.3 million, in the third quarter and declined 0.6%, or $0.7 million, in the first nine months of fiscal year 2020 compared to the year-ago periods. The divestiture of Becker’s courses for healthcare students, which was completed in August 2019, decreased revenue by $1.4 million and $4.3 million in the third quarter and the first nine months of fiscal year 2020, respectively These revenue decreases were partially offset by growth at Becker and in other ACAMS product sales. ACAMS memberships have increased to more than 79,000 as of March 31, 2020, driven by strong domestic growth as well as expansion in the Asia Pacific and European regions.

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

	Three Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$114,528	$5,872	$(208)	$120,192
Cost increase (decrease)	(4,040)	(122)	648	(3,514)
Effect of acquisitions	—	2,034	—	2,034
Fiscal year 2020 as reported	$110,488	$7,784	$440	$118,712

Fiscal year 2020 % change:
Cost decrease	(3.5)%	(2.1)%	NM	(2.9)%
Effect of acquisitions	—	34.6%	NM	1.7%
Fiscal year 2020 % change as reported	(3.5)%	32.6%	NM	(1.2)%

	Nine Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$329,310	$20,901	$(408)	$349,803
Cost increase (decrease)	15,904	(167)	2,031	17,768
Effect of acquisitions	—	6,433	—	6,433
Fiscal year 2020 as reported	$345,214	$27,167	$1,623	$374,004

Fiscal year 2020 % change:
Cost increase (decrease)	4.8%	(0.8)%	NM	5.1%
Effect of acquisitions	—	30.8%	NM	1.8%
Fiscal year 2020 % change as reported	4.8%	30.0%	NM	6.9%

Cost of educational services decreased 1.2%, or $1.5 million, to $118.7 million in the third quarter and increased 6.9%, or $24.2 million, to $374.0 million in the first nine months of fiscal year 2020 compared to the year-ago periods. Excluding the costs added with the acquisition of OCL, which occurred in the fourth quarter of fiscal year 2019, cost of educational services decreased 2.9%, or $3.5 million, in the third quarter and increased 5.1%, or $17.8 million, in the first nine months of fiscal year 2020 compared to the year-ago periods. Decreased costs in the third quarter of fiscal year 2020 were driven primarily by salary and travel cost reduction efforts and lower expense due to lower clinical hours delivered. Cost increased in the first nine months of fiscal year 2020 due to increased housing costs at RUSM’s Barbados campus, increased investment in growth across all reportable segments, and increased bad debt expense of $7.8 million in the first nine months of fiscal year 2020, primarily related to the institutional loan program at the medical and veterinary schools. Management evaluates the collectability of receivable balances monthly and quarterly and bad debt reserves incorporate the most recent facts and analytics. During the last several quarters management instituted changes in how the institutional loan portfolio is managed. Since the second quarter of fiscal year 2020, changes in collection efforts have resulted in greater insight as to the underlying performance of the portfolio. These insights coupled with our most recent set of circumstances, facts and analytics, resulted in management increasing the bad debt reserve.

As a percentage of revenue, cost of educational services was 43.7% and 47.2% in the third quarter and first nine months of fiscal year 2020, respectively, compared to 46.5% and 46.7% during the year-ago periods, respectively. The decrease in the percentage in the third quarter of fiscal year 2020 was primarily the result of cost reduction efforts. The increase in the percentage in the first nine months of fiscal year 2020 was primarily the result of revenue growth in the lower margin source of RUSM housing and the increase in bad debt expense, primarily at the medical and veterinary schools.

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

	Three Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$56,088	$24,977	$9,681	$90,746
Cost increase (decrease)	3,208	466	(4,712)	(1,038)
Effect of acquisitions	—	6,726	—	6,726
Fiscal year 2020 as reported	$59,296	$32,169	$4,969	$96,434

Fiscal year 2020 % change:
Cost increase (decrease)	5.7%	1.9%	NM	(1.1)%
Effect of acquisitions	—	26.9%	NM	7.4%
Fiscal year 2020 % change as reported	5.7%	28.8%	NM	6.3%

	Nine Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$167,840	$73,354	$27,967	$269,161
Cost increase (decrease)	14,170	3,783	(13,927)	4,026
Effect of acquisitions	—	18,982	—	18,982
Fiscal year 2020 as reported	$182,010	$96,119	$14,040	$292,169

Fiscal year 2020 % change:
Cost increase	8.4%	5.2%	NM	1.5%
Effect of acquisitions	—	25.9%	NM	7.1%
Fiscal year 2020 % change as reported	8.4%	31.0%	NM	8.5%

Student services and administrative expense increased 6.3%, or $5.7 million, to $96.4 million in the third quarter and increased 8.5%, or $23.0 million, to $292.2 million in the first nine months of fiscal year 2020 compared to the year-ago periods. Excluding the costs added with the acquisition of OCL, which occurred in the fourth quarter of fiscal year 2019, student services and administrative expense decreased 1.1%, or $1.0 million, in the third quarter and increased 1.5%, or $4.0 million, in the first nine months of fiscal year 2020 compared to the year-ago periods. The cost containment effort across all institutions and home office, focused on salary, travel, and discretionary spending, was the primary driver of decrease in expense in the third quarter of fiscal year 2020. Cost increases to support future enrollment growth at Chamberlain, the medical and veterinary schools, ACAMS, and Becker were the primary drivers of the increase in expense in the first nine months of fiscal year 2020. Amortization of finite-lived intangible assets increased $1.0 million and $2.9 million in the third quarter and first nine months of fiscal year 2020, respectively, compared to the year-ago periods, driven by OCL intangible asset amortization. In the tables above, approximately $4.5 and $13.6 million in the third quarter and first nine months of fiscal year 2020, respectively, of the cost reduction at home office was driven by reallocation of costs from Home Office and Other to the segments.

As a percentage of revenue, student services and administrative expense was 35.5% and 36.9% in the third quarter and first nine months of fiscal year 2020, respectively, compared to 35.1% and 35.9% during the year-ago periods, respectively. Amortization expense for OCL intangible assets and costs to support enrollment growth caused the increases in this percentage.

Restructuring Expense

Restructuring expense decreased 15.2%, or $0.3 million, to $1.9 million in the third quarter and decreased 77.1%, or $34.9 million, to $10.3 million in the first nine months of fiscal year 2020 compared to the year-ago periods. The primary driver of the decreased restructure expense in the third quarter of fiscal year 2020 was the result of lower real estate consolidation charges at Adtalem’s home office. The primary driver of the decreased restructure expense in the first nine months of fiscal year 2020 was the result of the impairment of property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica recorded during the year-ago period. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

Additional restructuring expense is expected to be recorded during the remainder of fiscal year 2020 as Adtalem completes its current restructuring plans by June 30, 2020. Adjustments to leases that have been placed in restructure will result in charges extending past fiscal year 2020 and will be presented as future restructuring expense. Management may initiate future restructuring programs.

Gain on Sale of Assets

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million in the first nine months of fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 20 “Segment Information” to the Consolidated Financial Statements. There was no corresponding gain in the first nine months of fiscal year 2019.

Settlement Gain

In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria in fiscal year 2018. AUC and RUSM have completed substantially all planned repairs and replacement of damaged facilities and equipment. AUC and RUSM received total insurance proceeds of $110.0 million to fully cover the cumulative expense incurred for the evacuation process, temporary housing, and transportation of students, faculty and staff, incremental costs of teaching at alternative sites, and cumulative impairment write-downs. These costs totaled $106.7 million, less $12.3 million in deductibles, which were adjusted in the second quarter of fiscal year 2019 from $13.4 million recorded in the first quarter of fiscal year 2018. The resulting gain of $15.6 million was recorded in the second quarter of fiscal year 2019. There is no corresponding gain in the first nine months of fiscal year 2020.

Operating Income from Continuing Operations

The following tables present operating income from continuing operations by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$53,093	$5,086	$(12,600)	$45,579
Organic change	4,599	(637)	4,873	8,835
Effect of acquisitions	—	(259)	—	(259)
Restructuring expense change	(943)	—	1,275	332
Fiscal year 2020 as reported	$56,749	$4,190	$(6,452)	$54,487

	Nine Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$115,396	$19,469	$(33,849)	$101,016
Organic change	(13,366)	(4,311)	14,319	(3,358)
Effect of acquisitions	—	(1,182)	—	(1,182)
Restructuring expense change	39,973	(3,116)	(2,002)	34,855
Gain on sale of assets change	—	—	4,779	4,779
Settlement gain	(15,571)	—	—	(15,571)
Fiscal year 2020 as reported	$126,432	$10,860	$(16,753)	$120,539

The following table presents a reconciliation of operating income from continuing operations (GAAP) to operating income from continuing operations excluding special items (non-GAAP) by segment (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Medical and Healthcare:
Operating income (GAAP)	$56,749	$53,093	6.9%	$126,432	$115,396	9.6%
Restructuring expense	810	(133)	NM	1,354	41,327	(96.7)%
Settlement gain	—	—	NM	—	(15,571)	NM
Operating income excluding special items (non-GAAP)	$57,559	$52,960	8.7%	$127,786	$141,152	(9.5)%

Financial Services:
Operating income (GAAP)	$4,190	$5,086	(17.6)%	$10,860	$19,469	(44.2)%
Restructuring expense	—	—	NM	3,116	—	NM
Operating income excluding special items (non-GAAP)	$4,190	$5,086	(17.6)%	$13,976	$19,469	(28.2)%

Home Office and Other:
Operating loss (GAAP)	$(6,452)	$(12,600)	48.8%	$(16,753)	$(33,849)	50.5%
Restructuring expense	1,044	2,319	(55.0)%	5,869	3,867	51.8%
Gain on sale of assets	—	—	NM	(4,779)	—	NM
Operating loss excluding special items (non-GAAP)	$(5,408)	$(10,281)	47.4%	$(15,663)	$(29,982)	47.8%

Adtalem Global Education:
Operating income (GAAP)	$54,487	$45,579	19.5%	$120,539	$101,016	19.3%
Restructuring expense	1,854	2,186	(15.2)%	10,339	45,194	(77.1)%
Gain on sale of assets	—	—	NM	(4,779)	—	NM
Settlement gain	—	—	NM	—	(15,571)	NM
Operating income excluding special items (non-GAAP)	$56,341	$47,765	18.0%	$126,099	$130,639	(3.5)%

Total consolidated operating income from continuing operations increased $8.9 million, to $54.5 million in the third quarter and increased $19.5 million, to $120.5 million in the first nine months of fiscal year 2020 compared to the year-ago periods. Consolidated operating income from continuing operations excluding special items increased 18.0%, or $8.6 million, in the third quarter of fiscal year 2020 compared to the year-ago quarter. The primary drivers of the increased operating income from continuing operations in the third quarter of fiscal year 2020 were increased revenue at Chamberlain and efforts to manage salary, travel, and discretionary spending.

The primary driver of the increased operating income from continuing operations in the first nine months of fiscal year 2020 was the decrease in restructuring expense of $34.9 million driven by the impairment of property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica recorded during the first nine months of fiscal year 2019. This decrease was partially offset by the $15.6 million hurricane insurance settlement gain recorded in the first nine months of fiscal year 2019. Consolidated operating income from continuing operations excluding special items decreased 3.5%, or $4.5 million, in the first nine months of fiscal year 2020 compared to the year-ago period. The primary drivers of this decrease were an increase in bad debt expense of $7.8 million, primarily related to the institutional loan programs at the medical and veterinary schools, and higher costs at RUSM of operating in Barbados compared to the post-hurricane temporary location in Tennessee through December 2018. These negative drivers of operating income were partially offset by increased revenue at Chamberlain and efforts to manage salary, travel, and discretionary spending.

Medical and Healthcare

Medical and Healthcare segment operating income increased 6.9%, or $3.7 million, to $56.7 million in the third quarter and increased 9.6%, or $11.0 million, to $126.4 million in the first nine months of fiscal year 2020 compared to the year-ago periods. Segment operating income excluding special items increased 8.7%, or $4.6 million, in the third quarter and decreased 9.5%, or $13.4 million, in the first nine months of fiscal year 2020 compared to the year-ago periods. The primary driver of the increase in segment operating income excluding special items in the third quarter of fiscal year 2020 was the result of increased revenue at Chamberlain and efforts to manage salary, travel, and discretionary spending across the segment, partially offset by approximately $3.7 million of additional home office costs reallocated from Home Office and Other to the Medical and Healthcare segment in the third quarter of fiscal year 2020 compared to the year-ago quarter. The primary driver of the decrease in segment operating income excluding special items in the first nine months of fiscal year 2020 relate to increased marketing expense to drive future enrollment growth, increased bad debt expense, primarily related to the institutional loan programs at the medical and veterinary schools, higher costs at RUSM of operating in Barbados compared to the post-hurricane temporary location in Tennessee through December 2018, and an increase of approximately $11.1 million in the first nine months of fiscal year 2020 in home office costs reallocated from Home Office and Other to the Medical and Healthcare segment compared to the year-ago period.

Financial Services

Financial Services segment operating income decreased 17.6%, or $0.9 million, to $4.2 million in the third quarter and decreased 44.2%, or $8.6 million, to $10.9 million in the first nine months of fiscal year 2020 compared to the year-ago periods. Segment operating income excluding special items decreased 17.6%, or $0.9 million, in the third quarter and decreased 28.2%, or $5.5 million, in the first nine months of fiscal year 2020 compared to the year-ago periods. These operating income decreases were driven by increased costs at ACAMS to support future growth and operating losses generated by OCL. In addition, approximately $0.8 million in the third quarter and $2.5 million in the first nine months of fiscal year 2020 in home office costs were reallocated from Home Office and Other to the Financial Services segment compared to the year-ago periods.

Net Other Income (Expense)

Net other income in the third quarter and first nine months of fiscal year 2020 was $105.9 million and $69.8 million, respectively, compared to net other expense of $3.0 million and $11.9 million in the year-ago periods, respectively. The net other income increases were the result of an unrealized gain of $111.8 million and $83.8 million for the three and nine months ended March 31, 2020, respectively, on the deal-contingent foreign currency hedge arrangement entered into on October 18, 2019 in connection with the sale of Adtalem Brazil, which was completed on April 24, 2020 (as discussed in Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements) to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk. The hedge agreement has a total notional amount of R$2,154 million (approximately $415 million as of March 31, 2020). The derivative associated with the hedge agreement does not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value are recorded within the income statement. The change in value in this hedge does not result in a change in proceeds, net of the hedge settlement, from the amount originally expected from the sale transaction.

Provision for Income Taxes

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

The ETR from continuing operations for the three months ended March 31, 2020 was 4.3%, a decrease from 18.4% for the three months ended March 31, 2019. This decrease is primarily due to not recording a tax provision on the pre-tax unrealized gain of $111.8 million from a derivative contract related to the deal-contingent hedge agreement on the Adtalem Brazil sale completed on April 24, 2020 (see Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional information). Partially offsetting the decrease was a reduction in the percentage of earnings from foreign operations, which are taxed at rates lower than those applied to domestic earnings, and a reduction in tax benefits for stock-based compensation. Excluding the one-time effects of the derivative contract (a non-GAAP financial measure), the ETR from continuing operations for the three months ended March 31, 2020 and 2019, was 14.3% and 18.4%, respectively.

The ETR for the nine months ended March 31, 2020 was 9.6%, a decrease from 19.5% for the nine months ended March 31, 2019. This decrease is primarily due to not recording a tax provision on the pre-tax unrealized gain of $83.8 million from the derivative contract discussed above. Partially offsetting the decrease was a decrease in the percentage of earnings from foreign operations compared to the year-ago period and an increased net charge associated with the impact of GILTI & FDII, offset by various impacts due to the sale of DeVry University in year-ago period. Excluding the one-time effects of the derivative contract and sale of DeVry University (a non-GAAP financial measure), the ETR from continuing operations for the nine months ended March 31, 2020 and 2019, was 17.1% and 17.8%, respectively.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, temporarily increases the amount of interest expense the company is allowed to deduct on its U.S. federal tax returns for fiscal years 2019 and 2020, modifies the Tax Credit and Jobs Act of 2017 to allow immediate expensing of qualified improvement property for U.S. federal income tax purposes retroactive to fiscal year 2018, and allows net operating losses incurred in fiscal years 2018, 2019, and 2020 to be carried back five-years and offset up to 100% of U.S. federal taxable income for tax years beginning before fiscal year 2021. Management is currently evaluating the impact of the CARES Act, but at present time does not expect that the provisions of the CARES Act would result in a material tax or cash benefit.

Consistent with our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“2019 Form 10-K”) disclosure, Adtalem continues to estimate its unrecognized tax benefits will decrease by $25 million to $27 million by June 30, 2020 due to the settlement of various audits and the lapsing of statutes of limitations.

Discontinued Operations

Income (loss) from discontinued operations includes $7.7 million in the third quarter and $21.2 million in the first nine months of fiscal year 2020, respectively, in costs primarily consisting of ongoing litigation costs, settlements, and other divestiture costs related to the DeVry University, Carrington, and Adtalem Brazil divestitures. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional information.

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. In addition, beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. See Note 2 “Discontinued Operations” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of our 2019 Form 10-K for additional information. The divestiture of both of these operations was completed in the second quarter of fiscal year 2019. As a result, management discontinued discussion of the DeVry University and Carrington operating results beginning with the second quarter of fiscal year 2019 Quarterly Report on Form 10-Q as comparable results are no longer meaningful. Due to the sale of Adtalem Brazil on April 24, 2020, management will no longer disclose and discuss Adtalem Brazil operations in its public filings following this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Adtalem Brazil

The following table presents revenue for Adtalem Brazil detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Fiscal year 2019 as reported	$49,907	$159,791
Organic growth	31	(3,979)
Effect of currency change	(8,583)	(13,652)
Fiscal year 2020 as reported	$41,355	$142,160

Fiscal year 2020 % change:
Organic growth (constant currency, non-GAAP)	0.1%	(2.5)%
Effect of currency change	(17.2)%	(8.5)%
Fiscal year 2020 % change as reported	(17.1)%	(11.0)%

Revenue at Adtalem Brazil decreased 17.1%, or $8.6 million, to $41.4 million in the third quarter and decreased 11.0%, or $17.6 million, to $142.2 million in the first nine months of fiscal year 2020 compared to the year-ago periods. The decrease in value of the Brazilian Real compared to the U.S. dollar decreased reported revenue in the third quarter and first nine months of fiscal year 2020 by $8.6 million and $13.7 million, respectively, compared to the year-ago periods. Constant currency calculations assume conversions of local currency amounts at exchange rates in effect in the year-ago period compared to those conversions at exchange rates in effect during the current fiscal year period. On a constant currency basis (a non-GAAP financial measure), revenue increased 0.1% in the third quarter and decreased 2.5% in the first nine months of fiscal year 2020 compared to the year-ago periods. Declines in enrollment at Wyden Educational institutions (“Wyden”) and in law exam test preparation courses, along with increased discounting were the primary drivers of the revenue decrease in the first nine months of fiscal year 2020.

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

Adtalem Brazil Student Enrollment:

	Fiscal Year 2020		Fiscal Year 2019
Term	Sept. 2019	Mar. 2020	Sept. 2018	Mar. 2019
New students	17,588	31,792	17,956	27,505
% change from prior year	(2.0)%	15.6%	23.8%	17.7%
Total students	76,904	82,939	81,088	79,919
% change from prior year	(5.2)%	3.8%	3.5%	5.6%

These enrollment figures include students enrolled in degree-granting programs and exclude students enrolled in test preparation programs.

The following table presents operating income for Adtalem Brazil detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Fiscal year 2019 as reported	$727	$13,081
Organic change	1,577	4,984
Restructuring expense change	1,517	1,276
Effect of currency change	(1,712)	(3,023)
Fiscal year 2020 as reported	$2,109	$16,318

Adtalem Brazil operating income increased $1.4 million to $2.1 million in the third quarter and increased $3.2 million to $16.3 million in the first nine months of fiscal year 2020 compared to the year-ago periods. Operating income was reduced by the effect of exchange rate changes by $1.7 million in the third quarter and $3.0 million in the first nine months of fiscal year 2020. On a constant currency basis and excluding the effect of restructuring charges (a non-GAAP financial measure), Adtalem Brazil operating income increased $1.6 million in the third quarter and increased $5.0 million in the first nine months of fiscal year 2020 compared to the year-ago periods, primarily driven by cost reduction measures to offset higher discounting. These operating income amounts in fiscal years 2020 and 2019 have been adjusted for the reduction in home office expenses allocated to Adtalem Brazil within discontinued operations and now allocated to continuing operations. For fiscal year 2020, home office costs to support the remaining businesses are being allocated to the Medical and Healthcare and Financial Services segments. For fiscal year 2019, these costs were allocated to Home Office and Other. See Note 20 “Segment Information” to the Consolidated Financial Statements for additional information.

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

The pattern of cash receipts during the year is seasonal. Adtalem’s cash collections on accounts receivable peak at the start of each institution’s term. Accounts receivable reach their lowest level at the end of each institution’s term.

Financial Aid

Like other higher education institutions, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A. “Risk Factors” in our 2019 Form 10-K for a discussion of student financial aid related risks.

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

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third party review reports that have been made publicly available, Adtalem’s institutions have met this lower threshold for each fiscal year since the commitment was made. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

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

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $167.8 million, $204.2 million, and $230.7 million as of March 31, 2020, June 30, 2019, and March 31, 2019, respectively, included cash and cash equivalents held at Adtalem’s international operations of $35.0 million, $75.3 million, and $65.2 million as of March 31, 2020, June 30, 2019, and March 31, 2019, respectively, which is available to Adtalem for general company purposes. In addition, on April 24, 2020, Adtalem completed the sale of Adtalem Brazil. This generated $424.0 million in net cash proceeds in addition to releasing $73.0 million of cash previously unavailable, which is now available for general corporate use (see Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional information.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $0.8 million, $1.0 million, and $0.4 million was held in restricted bank accounts as of March 31, 2020, June 30, 2019, and March 31, 2019, respectively.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operations (in thousands):

	Nine Months Ended
	March 31,
	2020	2019
Income from continuing operations	$172,142	$71,733
Non-cash items	5,751	95,870
Changes in assets and liabilities	(86,207)	(60,423)
Net cash provided by operating activities-continuing operations	$91,686	$107,180

Cash provided by operating activities by continuing operations in the first nine months of fiscal year 2020 was $91.7 million compared to $107.2 million in the year-ago period. Income from continuing operations increased by $100.4 million in the first nine months of fiscal year 2020 compared to the year-ago period.

The decrease in non-cash items of $90.1 million in the first nine months of fiscal year 2020 compared to the year-ago period was primarily driven by the following:

●	A decrease of $39.9 million in depreciation and write-offs of property and equipment. This was primarily the result of recording $39.1 million in impairment write-downs of property and equipment at RUSM’s Dominica campus in the first nine months of fiscal year 2019.
●	An increase of $32.4 million in amortization and adjustments to operating lease assets which results from the implementation of ASC 842 on July 1, 2019.
●	A decrease of $21.9 million in the deferred income tax provision related to the timing of deductions.
●	A decrease of $83.1 million in the realized and unrealized gain (loss) on investments and derivative contracts driven by an unrealized gain on the deal-contingent foreign currency hedge arrangement entered into in the second quarter of fiscal year 2020 to economically hedge the Brazilian Real denominated sales price of Adtalem Brazil through mitigation of the currency exchange rate risk.
●	A decrease of $15.6 million in insurance settlement gain, which was recorded in fiscal year 2019 resulting from final settlement of hurricane claims which were in excess of expense recorded for hurricane related costs.
●	An increase of $7.8 million in provision for bad debts due to increases in reserves for institutional student loans.
●	An increase in realized gain on the sale of assets of $4.8 million from the sale of the Columbus, Ohio, campus facility.

Changes in assets and liabilities from June 30, 2019 reduced operating cash flow by $86.2 million, driven by the following:

●	A $19.9 million decrease resulting from an increase in accounts receivable balances (excluding provisions for bad debts) at Chamberlain, which are higher at March 31, 2020 compared to June 30, 2019 due to the timing of financial aid receipts and an increase in average balance per account as the goal of higher persistence is achieved.
●	A $24.1 million increase resulting from an increase in deferred revenue balances due to the timing of the Chamberlain academic term at March 31, 2020, which is the middle of a term, compared to June 30, 2019, which is the end of a term.
●	A $41.6 million decrease in operating lease liabilities which results from the payments under operating lease liabilities recorded upon the implementation of ASC 842 on July 1, 2019.
●	A $46.7 million decrease resulting from a change in prepaid expense and other current assets, accounts payable, accrued payroll and benefits, and accrued liabilities balances due to the timing of disbursements in the normal processing cycles.

Investing Activities

Capital expenditures in the first nine months of fiscal year 2020 were $31.9 million compared to $45.3 million in the year-ago period. The capital expenditures in fiscal year 2020 include spending for Chamberlain new campus development, maintenance, and Adtalem’s home office reorganization.

Capital spending for the remainder of fiscal year 2020 will support continued investment for new campus development at Chamberlain and maintenance at the medical and veterinary schools. Management anticipates full fiscal year 2020 capital spending to be approximately $40 million, including $31.9 million spent during the first nine months of fiscal year 2020. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million in the first nine months of fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 20 “Segment Information” to the Consolidated Financial Statements.

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

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Nine Months Ended
	March 31,
	2020	2019
Proceeds from exercise of stock options	$2,276	$16,825
Repurchase of common stock for treasury	(136,889)	(176,903)
Net borrowings (payments) under credit facility	47,750	(2,250)
Payment for purchase of redeemable noncontrolling interest of subsidiary	(6,247)	—
Other	(115)	(6,106)
Net cash used in financing activities-continuing operations	$(93,225)	$(168,434)

As of March 31, 2020, the amount available under the current share repurchase program, announced on November 7, 2018, totaled $45.2 million. On January 29, 2020, the Board of Directors (the “Board”) authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Repurchases were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

As of March 31, 2020, the amount of debt outstanding under our credit facility was $454.8 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our credit agreement.

Management currently projects that COVID-19 will have an effect on operations and, as a result, liquidity, as discussed in the previous section of this MD&A titled “COVID-19”; however, we believe the current balances of unrestricted cash, cash generated from operations, cash proceeds from the sale of Adtalem Brazil (discussed in Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements) and our credit facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements) will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future unless significant investment opportunities should arise.

Contractual Obligations

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

Adtalem is leasing space to DeVry University at four facilities owned by Adtalem and subleasing space, in full or in part, at an additional 23 facilities, of which 15 are subleased to DeVry University and/or Carrington. Adtalem remains the primary lessee on the 23 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to six years. Future minimum lease and sublease rental income under these agreements as of March 31, 2020, were as follows (in thousands):

Fiscal Year	Amount
2020 (remaining)	$5,796
2021	19,852
2022	16,935
2023	16,199
2024	10,438
Thereafter	7,307
Total lease and sublease rental income	$76,527

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

In connection with the sale of Adtalem Brazil completed on April 24, 2020, Adtalem entered into a deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through mitigation of the currency exchange rate risk. The hedge agreement has a total notional amount of R$2,154 million (approximately $415 million as of March 31, 2020). The derivative associated with the hedge agreement does not qualify for hedge accounting treatment under ASC 815, and as a result, all changes in fair value are recorded within the income statement. Adtalem recorded a pre-tax unrealized gain on the hedge agreement derivative based on the foreign exchange forward spot rate as of March 31, 2020 of $111.8 million and $83.8 million in the third quarter and first nine months of fiscal year 2020, respectively. The change in value in this hedge does not result in a change in proceeds, net of the hedge settlement, from the amount originally expected from the sale transaction.

On March 24, 2020, Adtalem executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We will pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap is March 31, 2020 and settlements with the counterparty will occur on a monthly basis. The Swap will terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan will be fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings. As of March 31, 2020, the fair value of the Swap was a gain of $0.6 million.

Adtalem did not enter into any other derivatives, swaps, futures contracts, calls, hedges, or non-exchange traded contracts during the first nine months of fiscal year 2020.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates as disclosed in our 2019 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding the future impact of the COVID-19 pandemic. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,”

“would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risk and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2019 Form 10-K and this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.

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

Net income from continuing operations attributable to Adtalem excluding special items (most comparable GAAP measure: net income attributable to Adtalem) – Measure of Adtalem’s net income attributable to Adtalem adjusted for restructuring expense, gain on sale of assets, settlement gain, gain on derivative, tax charges related to the divestiture of DeVry University, and loss (income) from discontinued operations.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, gain on sale of assets, settlement gain, gain on derivative, tax charges related to the divestiture of DeVry University, and loss (income) from discontinued operations.

Operating income from continuing operations excluding special items (most comparable GAAP measure: operating income from continuing operations) – Measure of Adtalem’s operating income from continuing operations adjusted for restructuring expense, gain on sale of assets, and settlement gain. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Effective income tax rate from continuing operations excluding special items (most comparable GAAP measure: effective income tax rate from continuing operations) – Measure of Adtalem’s effective tax rate adjusted for tax effect on gain on derivative and tax charges related to the divestiture of DeVry University.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring charges primarily related to the sale of Becker’s courses for healthcare students, real estate consolidations and workforce reductions at Adtalem’s home office, and the closing of the RUSM campus in Dominica.
●	Gain on the sale of Adtalem’s Columbus, Ohio, campus facility.
●	Settlement gain related to the final insurance settlement related to Hurricanes Irma and Maria at AUC and RUSM.
●	Gain on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk.
●	Tax charges related to the divestiture of DeVry University.
●	Discontinued operations include the operations of Adtalem Brazil, Carrington, and DeVry University.

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

Net income attributable to Adtalem reconciliation to net income from continuing operations attributable to Adtalem excluding special items (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income attributable to Adtalem (GAAP)	$150,832	$37,905	$170,718	$45,670
Restructuring expense	1,854	2,186	10,339	45,194
Gain on sale of assets	—	—	(4,779)	—
Settlement gain	—	—	—	(15,571)
Gain on derivative	(111,838)	—	(83,832)	—
Tax charges related to the divestiture of DeVry University	—	—	—	1,526
Income tax impact on non-GAAP adjustments (1)	(361)	328	(1,165)	(4,795)
Loss (income) from discontinued operations	2,719	(3,065)	1,758	26,328
Net income from continuing operations attributable to Adtalem excluding special items (non-GAAP)	$43,206	$37,354	$93,039	$98,352
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Earnings per share, diluted (GAAP)	$2.83	$0.64	$3.13	$0.76
Effect on diluted earnings per share:
Restructuring expense	0.03	0.04	0.19	0.75
Gain on sale of assets	-	-	(0.09)	-
Settlement gain	-	-	-	(0.26)
Gain on derivative	(2.10)	-	(1.54)	-
Tax charges related to the divestiture of DeVry University	-	-	-	0.03
Income tax impact on non-GAAP adjustments (1)	(0.01)	0.01	(0.02)	(0.08)
Loss (income) from discontinued operations	0.05	(0.05)	0.03	0.44
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$0.81	$0.64	$1.70	$1.64
Diluted shares used in EPS calculation	53,319	58,802	54,576	60,004
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Effective income tax rate from continuing operations reconciliation to effective income tax rate from continuing operations excluding special items (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Pre-tax results:
Income from continuing operations before income taxes (GAAP)	$160,368	$42,570	$190,355	$89,103
Gain on derivative	(111,838)	—	(83,832)	—
Income from continuing operations before income taxes excluding special items (non-GAAP)	$48,530	$42,570	$106,523	$89,103

Taxes:
Provision for income taxes (GAAP)	$(6,937)	$(7,843)	$(18,213)	$(17,370)
Tax charges related to the divestiture of DeVry University	—	—	—	1,526
Provision for income taxes excluding special items (non-GAAP)	$(6,937)	$(7,843)	$(18,213)	$(15,844)

Tax rate:
Effective income tax rate (GAAP)	4.3%	18.4%	9.6%	19.5%
Effective income tax rate excluding special items (non-GAAP)	14.3%	18.4%	17.1%	17.8%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with the sale of Adtalem Brazil completed on April 24, 2020, Adtalem entered into a deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through mitigation of the currency exchange rate risk. The hedge agreement has a total notional amount of R$2,154 million (approximately $415 million as of March 31, 2020). The derivative associated with the hedge agreement does not qualify for hedge accounting treatment under ASC 815, and as a result, all changes in fair value are recorded within the income statement. Adtalem recorded a pre-tax unrealized gain on the hedge agreement derivative based on the foreign exchange forward spot rate as of March 31, 2020 of $111.8 million and $83.8 million in the third quarter and first nine months of fiscal year 2020, respectively. The change in value in this hedge does not result in a change in proceeds, net of the hedge settlement, from the amount originally expected from the sale transaction. This deal contingent foreign currency hedge was settled in conjunction with the close of the sale of Adtalem Brazil with cash proceeds of $110.7 million during the fourth quarter of fiscal year 2020.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We will pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap is March 31, 2020 and settlements with the counterparty will occur on a monthly basis. The Swap will terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan will be fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings. As of March 31, 2020, the fair value of the Swap was a gain of $0.6 million.

There have been no other material changes in Adtalem’s market risk exposure during the first nine months of fiscal year 2020. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 19 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Item 1A. “Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which could materially affect Adtalem’s business, financial condition, or future results, should be carefully considered. Such risks are not the only risks facing Adtalem. Additional risks and uncertainties not currently known to Adtalem or that management currently deems to be immaterial also may materially adversely affect its business, financial condition, and/or operating results. Except for the risk factor discussed below, there have been no material changes to Adtalem’s risk factors since its Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Outbreaks of communicable infections or diseases, or other public health pandemics, such as the global coronavirus outbreak currently being experienced, in the locations in which we, our students, faculty, and employees live, work, and attend classes, could substantially harm our business.

Disease outbreaks and other public health conditions, such as the current outbreak of the coronavirus currently being experienced, in the locations in which we, our students, faculty, and employees live, work, and attend classes could have a significant negative impact on our revenue, profitability, and business. We have developed and continue to develop plans to help mitigate the negative impact of the coronavirus to our business including all classes having shifted to online learning, all employees working from home, practice containment, recovery and normalization scenario planning, and emergency succession planning. The coronavirus outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations. If our business experiences prolonged occurrences of adverse public health conditions, such as the coronavirus, and the attendant stay-at-home orders, we believe it could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Management expects more significant effects to consolidated revenue, net income, cash flows, and earnings per share in the fourth quarter of fiscal year 2020 and fiscal year 2021 if the economic effects of the COVID-19 pandemic and social distancing measures established to combat the virus continue for an extended period of time. If our business results and financial condition were materially and adversely impacted, then intangible assets and goodwill could be impaired, requiring a possible write-off. As of March 31, 2020, intangible assets from business combinations totaled $290.1 million and goodwill totaled $686.2 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 - January 31, 2020	58,817	$35.61	58,817	$380,006,562
February 1, 2020 - February 29, 2020	580,017	33.30	580,017	360,694,516
March 1, 2020 - March 31, 2020	525,474	29.43	525,474	345,231,045
Total	1,164,308	$31.67	1,164,308	$345,231,045

(1)  On November 7, 2018, the Board of Directors of Adtalem (the “Board”) authorized the current share repurchase program to repurchase up to $300 million of Adtalem common stock through December 31, 2021. On January 29, 2020, the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. Repurchases were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	582	$35.65	NA	NA
February 1, 2020 - February 29, 2020	1,831	33.90	NA	NA
March 1, 2020 - March 31, 2020	—	—	NA	NA
Total	2,413	$34.32	NA	NA

(1)  Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Offer Letter between Adtalem Global Education Inc. and Robert Phelan dated January 27, 2020 (incorporated by reference to Exhibit 10.1 to Adtalem’s Current Report on Form 8-K February 18, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: May 5, 2020	/s/ Michael O. Randolfi
Michael O. Randolfi
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)