Form 10-K
period 2020-06-30
Adtalem Global Education Inc.
filed 2020-08-18
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____
Commission file number: 001-13988

Adtalem Global Education Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 West Monroe Street	60661
Chicago, Illinois	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number; including area code (866) 374-2678

Securities registered pursuant to section 12(b) of the Act:

(s)
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	ATGE	New York Stock Exchange
NYSE Chicago

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

Large accelerated filer ☑	Accelerated filer	◻
Non-accelerated filer 	Smaller reporting company	☐
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2019, was $1,833,712,343 based on the closing price of $34.97 per share of Common Stock as reported on the New York Stock Exchange.

As of August 11, 2020, there were 51,876,303 shares of the registrant’s common stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2020.

Adtalem Global Education Inc.

Form 10-K

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding the future impact of the novel coronavirus (“COVID-19” or “virus”) pandemic. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risk and uncertainties include the risk factors described in Part I, Item 1A. “Risk Factors,” which should be read in conjunction with the forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements are based on information available to us as of the date any such statements are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.

PART I

Item 1. Business

Overview

In this Annual Report on Form 10-K, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references. Adtalem was incorporated under the laws of the State of Delaware in August 1987. Adtalem’s executive offices are located at 500 West Monroe Street, Chicago, Illinois, 60661, and the telephone number is (866) 374-2678.

Adtalem is a leading workforce solutions provider. The purpose of Adtalem is to empower students and members to achieve their goals, find success, and make inspiring contributions to our global community. Adtalem’s institutions and companies offer a wide array of programs across medical and healthcare and financial services.

 Adtalem’s vision is to create a dynamic global community of lifelong learners who improve the world. Adtalem aims to create value for society and its stakeholders by offering responsive educational programs that are supported by exceptional services to its students and delivered with integrity and accountability. Towards this vision, Adtalem is proud to play a vital role in expanding access to higher education along with other institutions in the public, independent, and private sectors.

Adtalem will continue to strive to achieve superior student outcomes by providing quality education and student services, growing and diversifying into new program areas and geographies, and building quality brands and the infrastructure necessary to compete in an increasingly competitive global market.

Segments Overview

As of September 30, 2019, Adtalem eliminated its Business and Law reportable segment when Adtalem Education of Brazil (“Adtalem Brazil”) was classified as discontinued operations and assets held for sale. In addition to the sale of Adtalem Brazil completed on April 24, 2020, during the second quarter of fiscal year 2019, Adtalem divested Carrington College (“Carrington”) and DeVry University. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have classified the Adtalem Brazil, Carrington, and DeVry University entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude Adtalem Brazil, Carrington, and DeVry University operations, unless otherwise noted. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discontinued operations information.

We present two reportable segments as follows:

Medical and Healthcare – Offers degree and non-degree programs in the medical and healthcare postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”), American

University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM are collectively referred to as the “medical and veterinary schools.”

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

“Home Office and Other” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 21 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Certain expenses previously allocated to Adtalem Brazil within our former Business and Law segment during fiscal years 2018 and 2019 have been reclassified to the Home Office and Other segment based on discontinued operations reporting guidance regarding allocation of corporate overhead. For fiscal year 2020, home office costs to support the remaining continuing operations are being allocated to the Medical and Healthcare and Financial Services segments.

Medical and Healthcare

Chamberlain

Chamberlain was founded in 1889 as Deaconess College of Nursing and acquired by Adtalem in 2005. In May 2017, Chamberlain College of Nursing broadened its reach in healthcare education through the establishment of Chamberlain University and now offers its programs through its College of Nursing and College of Health Professions. Nursing degree offerings include a three-year onsite Bachelor of Science in Nursing (“BSN”) degree, an online Registered Nurse (“RN”) to BSN (“RN-to-BSN”) degree completion option, an online Master of Science in Nursing (“MSN”) degree, including Family Nurse Practitioner (“FNP”) and other specialties, and the Doctor of Nursing Practice (“DNP”) degree, which is also offered online.

Chamberlain offers an online Master of Public Health (“MPH”) degree program through its College of Health Professions. MPH classes started in July 2017. In September 2019, Chamberlain launched its online Master of Social Work (“MSW”) degree program through its College of Health Professions.

Chamberlain provides an educational experience distinguished by a high level of care for students, academic excellence, and integrity delivered through its 22 campuses and online. Chamberlain is committed to graduating health professionals who are empowered to transform healthcare worldwide. Chamberlain had 33,407 students enrolled in the May 2020 session, an increase of 8.2% over the prior year.

Chamberlain’s pre-licensure BSN degree is an onsite baccalaureate program. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to the typical four-year BSN program with summer breaks. Beginning in September 2019, Chamberlain also began offering an evening/weekend BSN option at select campuses. In May 2020, Chamberlain began accepting applications for its online BSN option which offers the optimal blend of flexibility, interactivity, and experiential learning. The program is expected to launch in September 2020 and will be available to students living in Illinois, Iowa, Minnesota, and Wisconsin. Chamberlain pre-licensure BSN students who completed the National Council Licensure Examination (“NCLEX”) had an overall pass rate of 88% in both 2019 and 2018. The national NCLEX pass rate was 91% for 2019 and 92% for 2018.

Students who already have passed their NCLEX exam and achieved RN designation through a diploma or associate degree can complete their BSN degree online through Chamberlain’s RN-to-BSN completion option in three semesters of full-time study, although most students enroll part-time while they continue working as nurses.

The online MSN degree program offers five non-direct-care specialty tracks: Educator, Executive, Informatics, Population Health, and Healthcare Policy. These programs require 36 credit hours and are designed to be completed in approximately two years of part-time study. Chamberlain also offers three direct-care nurse practitioner tracks: FNP, Adult-Gerontology Acute Care Nurse Practitioner (“AGACNP”), and Adult-Gerontology Primary Care Nurse Practitioner

(“AGPCNP”). The FNP and AGPCNP programs require 45 credit hours along with 650 lab and clinical hours and are designed to be completed in two and a half years of part-time study. The AGPCNP and AGACNP programs launched in July 2020. In July 2019, Chamberlain began offering an accelerated MSN option that students can complete in 30 credit hours and receive a generalist degree.

The online DNP degree program is based on the eight essentials of doctoral education outlined by the American Association of Colleges of Nursing (“AACN”). The DNP program is designed for nurses seeking a terminal degree in nursing and offers an alternative to research-focused Ph.D. programs. The Chamberlain DNP degree program offers a Healthcare Systems Leadership track. The program requires 32 to 40 credit hours along with 512 to 1,024 clinical practicum hours. The program can be completed in five to six semesters of study.

Chamberlain’s College of Health Professions MPH degree program focuses on preparing students to become public health practitioners to work with communities and populations globally to promote healthy communities and to prevent community health problems such as disease, poverty, health access disparities, and violence through interdisciplinary coursework. The program requires 42 credit hours. Three post-baccalaureate certifications are also offered, including public health generalist, epidemiology, and global health, and can be completed in 15-18 credit hours. The MSW degree program aims to develop and empower students to be agents of social change in their communities and throughout the world. The MSW degree program prepares students for generalist or specialized practice and offers three specializations, including Crisis and Response Interventions, Trauma, and Medical Social Work. The program offers both a traditional and advanced standing option. The traditional option requires 60 credit hours and is for students who have earned a baccalaureate degree. The advanced standing option requires 36 credit hours and is for students who have completed a baccalaureate degree in social work.

Student Admissions and Admissions Standards

Pre-Licensure BSN Program

The Chamberlain undergraduate pre-licensure admission process is made up of two phases: Academic Eligibility and Clinical Clearance. Applicants must meet both sets of requirements to be eligible for admission. Academic Eligibility requires proof of graduation with a minimum grade point average of 2.75 from a recognized high school or other college, along with a minimum custom score on the A2 Admission Assessment test. The admissions committee reviews each application and selects the most qualified candidates. Applicants who are deemed Academically Eligible must receive Clinical Clearance, which includes a background check, fingerprint screen, and drug screen for acceptance to be granted. Chamberlain enrolls students in its pre-licensure program three times per year, which begin in January, May, and September.

RN-to-BSN Option

Admission to the RN-to-BSN option requires a nursing diploma or Associate Degree in Nursing from an accredited institution, a minimum grade point average of 2.0, and a current, active, unrestricted RN license in the U.S. or other jurisdiction that is an associate member of the National Council of State Boards of Nursing (“NCSBN”). Chamberlain enrolls students in its RN-to-BSN program six times per year, which begin in January, March, May, July, September, and November.

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

Chamberlain enrolls students in its graduate programs six times per year, which begin in January, March, May, July, September, and November.

Medical and Veterinary Schools

Together, the three schools, along with the Medical Education Readiness Program (“MERP”) and the Veterinary Preparation Program, had 5,186 students enrolled in the May 2020 semester, a 0.7% decrease compared to the same term last year.

AUC

AUC, founded in 1978 and acquired by Adtalem in 2011, provides medical education and confers the Doctor of Medicine degree. AUC is located in St. Maarten and is one of the most established international medical schools in the Caribbean, producing over 7,500 graduates from over 78 countries. The mission of AUC is to train tomorrow’s physicians, whose service to their communities and their patients is enhanced by international learning experiences, a diverse learning community, and an emphasis on social accountability and engagement.

RUSM

RUSM, founded in 1978 and acquired by Adtalem in 2003, provides medical education and confers the Doctor of Medicine degree. RUSM has graduated more than 15,000 physicians since inception. The mission of RUSM is to prepare highly dedicated students to become effective and successful physicians. RUSM seeks to accomplish this by focusing on imparting the knowledge, skills, and values required for its students to establish a successful and satisfying career as a physician. In January 2019, RUSM moved its basic science instruction from Dominica to a new location in Barbados. Its Internal Medicine Foundation program continues to reside in Miramar, Florida.

AUC’s and RUSM’s respective medical education programs are comparable to the educational programs offered at U.S. medical schools as evidenced by student performance on the U.S. Medical Licensing Examination (“USMLE”) tests and residency placement. AUC’s and RUSM’s programs consist of three academic semesters per year, which begin in January, May, and September, allowing students to begin their basic science instruction at the most convenient time for them. The programs provide a generalist medical education and the foundation for post graduate specialty training, which is primarily completed in residencies in the U.S.

Initially, AUC and RUSM students complete a program of concentrated study of medical sciences in modern classrooms and laboratories. Upon completion of the basic science portion of their education, students sit for Step 1 of the USMLE, which assesses whether students understand and can apply scientific concepts that are basic to the practice of medicine. Under AUC and RUSM direction, students then complete the remainder of their program by participating in clinical rotations conducted at over 40 affiliated teaching hospitals or medical centers connected with accredited medical education programs in the U.S., Canada, and the U.K. Due to COVID-19 restrictions, USMLE, Step 2 Clinical Skills testing is not currently available. This has been a requirement for graduation and for certification by the Educational Commission for Foreign Medical Graduates (“ECFMG”) to enter the US residency match. ECFMG has developed alternative pathways to replace this requirement, which AUC and RUSM are generally eligible for. In addition, flexibility to use online clinical training has been allowed by accreditors and other U.S. regulatory bodies. These alternatives are critical to keeping many students on track to graduate and enter the 2021 residency match.

Upon successful completion of their medical degree requirements, students apply for a residency position in their area of specialty through the National Residency Matching Program (“NRMP”). This process is also known as “The Match”® and utilizes an algorithm to “match” applicants to programs using the certified rank order lists of the applicants and program directors.

RUSM students achieved a 96% and 97% first-time pass rate on the USMLE Step 1 exam in 2018 and 2019, respectively. Of first-time eligible RUSM graduates, 92% and 95% attained residency positions in 2019 and 2020, respectively.

AUC students achieved a 95% and 94% first-time pass rate on the USMLE Step 1 exam in 2018 and 2019, respectively. Of first-time eligible AUC graduates, 91% and 92% attained residency positions in 2019 and 2020, respectively.

In September 2019, AUC opened its medical education program in the U.K. in partnership with University of Central Lancashire (“UCLAN”). The program offers students a postgraduate diploma in International Medical Sciences (“PGDip-IMS”) from UCLAN. Students are then eligible to take USMLE Step 1 and do clinical rotations at AUC’s clinical sites, which include hospitals in the U.S., the U.K., and Canada, and ultimately obtain their Doctor of Medicine degree from AUC.

MERP is a 15-week medical school preparatory program focused on enhancing the academic foundation of  prospective AUC and RUSM students and providing them with the skills they need to be successful in medical school and to achieve their goals of becoming physicians. Upon successful completion of the program, students are able to enroll in AUC or RUSM. Data has shown that students who complete the MERP program successfully perform just as well or better than students who were admitted directly into medical school.

RUSVM

RUSVM, founded in 1982 and acquired by Adtalem in 2003, provides veterinary education and confers the Doctor of Veterinary Medicine, as well as Masters of Science and Ph.D. degrees. RUSVM is one of 53 American Veterinary Medical Association (“AVMA”) accredited veterinary education institutions in the world. RUSVM is located in St. Kitts and has graduated nearly 6,000 veterinarians since inception. One out of every 20 U.S. veterinarians is a RUSVM graduate. The mission of RUSVM is to provide the best learning environment to prepare students to become members and leaders of the worldwide public and professional healthcare system and advancing human and animal health through research and knowledge exchange.

The RUSVM program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. RUSVM students complete a seven-semester, pre-clinical curriculum at the campus in St. Kitts. After completing their pre-clinical curriculum, RUSVM students enter a clinical clerkship under RUSVM direction lasting approximately 45 weeks at one of 33 clinical affiliates located in the U.S., Canada, Australia, Ireland, New Zealand, and the U.K.

RUSVM offers a one-semester Veterinary Preparatory Program designed to enhance the pre-clinical science knowledge and study skills that are critical to success in veterinary school. The program has a 83% pass rate and students who successfully complete it are guaranteed admission into RUSVM.

Student Admissions and Admissions Standards

AUC, RUSM, and RUSVM each employ regional admissions representatives in locations throughout the U.S. and in Canada who seek out students interested in their respective programs. A successful applicant must have completed the required prerequisite courses and, for AUC and RUSM, taken the Medical College Admission Test (“MCAT”), while RUSVM applicants must have completed the Graduate Record Exam (“GRE”). Candidates for admission must interview with an admissions representative and all admission decisions are made by the admissions committees of the medical and veterinary schools. AUC allows several entrance examinations for its international students. The MCAT (and other entrance exams) requirement are currently waived due to lack of availability of testing caused by COVID-19 closures. The Department of Education (“ED”), which usually mandates that we require MCAT for US citizens has waived this requirement for the year because of limited testing availability due to COVID-19. Both AUC and RUSM have waived MCAT requirements and the first students with waived MCAT requirements will begin their education in September 2020.

Financial Services

ACAMS

ACAMS, founded in 2001 and acquired by Adtalem in July 2016, is the largest international membership organization dedicated to enhancing the knowledge, skills, and expertise of anti-money laundering (“AML”) and financial crime detection and prevention professionals. As of June 30, 2020, ACAMS has more than 81,000 members in 175 countries. Members include representatives from a wide range of financial institutions, regulatory bodies, law enforcement agencies, and industry sectors. ACAMS further strengthens Adtalem’s financial services offerings by providing AML and financial crimes prevention training, conferences, and certification.

ACAMS’ main products include membership service, Certified Anti-Money Laundering Specialist (“CAMS”) certification, conferences, risk assessment, training, and publications. The CAMS credential and ACAMS advanced certifications like CAMS-Audit and CAMS-FCI (Financial Crimes Investigation) are recognized as industry-leading in AML certifications worldwide.

ACAMS markets its training programs to AML and financial crime professionals from a wide range of industries, including large financial institutions and brokerage and consulting firms. Direct mail, print advertising, e-mail, digital, and social media advertising are used to enhance program awareness, distribute relevant content, and to attract new members and program participants. The ACAMS website is another source of information for prospective members and event attendees.

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

To meet the demands and learning preferences of today’s busy professionals, Becker’s classes are offered in two formats: live and self-study. Becker’s test preparation revenue is primarily derived from self-study materials. The self-study product is interactive and offers the same instructor-led lectures and materials available in the live classroom courses. Becker also provides access to a wide variety of services to support students including one-on-one tutoring, success coaching, academic support, and administrative support services for its university, firm, and corporate partners.

Becker management believes that it has developed competitive advantages in its 60-plus year history and track record of successful customer achievements on the CPA exam. Becker offers experienced, highly qualified instructors for each area of specialty included in the exam, including industry renowned accounting experts. Becker’s materials are continuously and extensively updated, and include practice simulations and software functionality similar to those used in the CPA exam.

Becker markets its courses directly to potential customers and to selected employers, including the large global, national, and regional public accounting firms. Becker drives new students to its website through a combination of alumni referrals, email, digital and social media advertising, affiliate marketing, and a network of student representatives at colleges and universities across the country.

Becker is the preferred provider of CPA review for most of the country’s largest public accounting firms and has long-standing relationships with all of the top 100 largest public accounting firms, including each of the “Global 7” public accounting firms. In total, Becker has relationships with more than 1,500 public accounting firms, professional societies, and universities.

OCL

OCL, founded in 2007 and acquired by Adtalem in May 2019, is a leading provider of compliance training, mortgage licensure preparation, continuing education, and professional development in the banking and mortgage industries across the U.S. With multi-modal formats including webinars, videos, micro-learning, and animation, financial institutions can easily provide training programs that work best for their workforce.

OCL markets its governance, risk, and compliance training, as well as professional development courses to banks and credit unions. Its offerings includes over 600 online courses and 450 webinars per year. Training and courses address the diverse education needs of the institution, including frontlines, compliance teams, commercial and retail lending, executive leadership, and board of directors.

OCL markets its mortgage pre-licensing, exam preparation, continuing education, and professional development training to mortgage companies and professionals. Its mortgage pre-licensing and continuing education offerings are Nationwide Mortgage Licensing System & Registry (“NMLS”) approved in all 50 states.

EduPristine

EduPristine, founded in 2008, is based in Mumbai, India. Adtalem completed the acquisition of its majority interest in EduPristine in February 2018, with current ownership of 71%. EduPristine is a financial services provider in India offering online and classroom programs in the areas of finance, accounting, and analytics.

Discontinued Operations

In accordance with GAAP, the Adtalem Brazil, Carrington, and DeVry University entities are classified as “Discontinued Operations.” As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude Adtalem Brazil, Carrington, and DeVry University operations, unless otherwise noted.

Adtalem Brazil

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”), pursuant to the Stock Purchase Agreement dated October 18, 2019. Adtalem received $345.9 million in sale proceeds and $56.0 million of Adtalem Brazil cash, for a combined $401.9 million upon the sale. In addition, Adtalem received $110.7 million from the settlement of the deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through the mitigation of the currency exchange rate risk.

Carrington

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

COVID-19

On March 11, 2020, the novel coronavirus (“COVID-19” or “virus”) outbreak was declared a pandemic by the World Health Organization. The virus has had tragic consequences across the globe. COVID-19 is altering business and consumer activity across almost all industries. Management has initiated several changes to the operations of our institutions and administrative functions in order to protect the health of Adtalem employees, students, and customers and to mitigate the financial effects of the virus and its resultant economic slowdown. We will continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students and employees. See also the COVID-19 section in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information, including the effects of COVID-19 on our operations.

Chamberlain

Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their BSN degree; as a result of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs are continuing to successfully operate. COVID-19 did not result in significant revenue losses or costs increases at Chamberlain in fiscal year 2020. The extent of the impact in fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19 and whether the pandemic affects healthcare facilities’ ability to continue to provide clinical experiences, some of which had resumed as of July 2020. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.

AUC and RUSM

Medical students enrolled in the basic science portion of their program have transitioned to online learning. Many students have moved from St. Maarten and Barbados and are continuing their studies remotely from other locations. COVID-19 did not result in significant revenue losses or increased costs within the basic science programs at the medical schools in fiscal year 2020. The virus will likely have minimal impact on the basic science program revenue in fiscal year 2021, unless students choose to not continue or start their studies during this time of uncertainty. At this time, AUC and RUSM have seen mixed signals from prospective students. The extent of the impact in fiscal year 2021 will be determined based on the length and severity of the economic effects of COVID-19. Students who have completed their basic science education progress to clinical rotations in the U.S. (and in the U.K. for AUC). Onsite clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses from April through June 2020. This suspension reduced combined revenue and reduced combined operating income in fiscal year 2020 at AUC and RUSM. The suspension will likely have a negative effect on revenue and operating income in the first half of fiscal year 2021 and for as long as the pandemic affects hospitals’ ability to provide clinical experiences. Based on recent surveys, almost all of the clinical partners of AUC and RUSM have or are currently planning to resume their clinical programs between July and October 2020. Adtalem has clinical partnerships with hospitals across the U.S. (and in the U.K. for AUC), minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income, housing revenue and operating income was also lost due to students moving off of St. Maarten and Barbados to continue basic science studies remotely. Other key events effecting operations due to COVID-19 include the following: (i) waived MCAT and other entrance exam requirements as allowed by ED; (ii) USMLE, Step 2 Clinical Skills testing is not currently available. This has been a requirement for graduation and for certification by the Educational Commission for Foreign Medical Graduates to enter the U.S. residency match. ECFMG has developed alternative pathways to replace this requirement; and (iii) flexibility to use online clinical training has been allowed by accreditors and other U.S. regulatory bodies. These alternatives are critical to keeping many students on track to graduate and enter the 2021 residency match.

RUSVM

All basic science veterinary students transitioned to online learning beginning in March 2020. Many students moved from St. Kitts in March 2020 to continue their studies remotely from other locations. A portion of students at specific junctures of their basic science education have traveled back to St. Kitts in July 2020 and will resume classroom-based learning in August 2020. COVID-19 did not result in significant revenue losses or cost increases within the basic science program in fiscal year 2020. The virus will likely have minimal impact on the basic science program in fiscal year 2021, unless students choose not to continue or start their studies during this time of uncertainty, RUSVM has seen limited indications of this to date. The extent of the impact on the basic science program in fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, New Zealand, Australia, and Europe. A few universities have suspended onsite clinical experiences and transitioned students to online education, while other universities have continued to offer onsite clinical courses. The suspensions did not significantly reduce revenue or operating income in fiscal year 2020. The extent of the impact on clinical experiences in fiscal year 2021 will be determined based on the length and severity of the economic effects of COVID-19, but we do not expect a significant impact from COVID-19 at RUSVM.

Financial Services

Most Financial Services content, including exam preparation, certification training, continuing education, and subscriptions is delivered online. Any classroom-based learning has been moved to online. No significant COVID-19 related costs increases were realized in Financial Services in fiscal year 2020; however, COVID-19 resulted in revenue losses and operating income losses in Financial Services in fiscal year 2020, driven principally by the cancellation of ACAMS live conferences and at Becker from Prometric closing CPA testing sites, along with a number of CPA firms either delaying start dates for, or rescinded altogether, offers of employment to recent college graduates. This dampened a key driver of demand in the fourth quarter of fiscal year 2020, which is normally a time of robust demand because of the influx of new college graduates looking to begin their CPA exam preparation. ACAMS live conference revenue will not be realized so long as social distancing and group gathering is limited. The virus is expected to negatively impact Financial Services revenue and operating income in fiscal year 2021, again driven by the loss of ACAMS live conference revenue and continued weakness in demand at Becker.  A virtual conference was conducted in June 2020 and it is possible some conference revenue could be replaced with virtual events in the future, but loss of conference revenue is likely as ACAMS has canceled all live conferences through December 2020. Virtual conferences are unlikely to generate the same level of revenue and operating income as live conferences. Management believes that other than the ACAMS conferences, longer-term operating results in the Financial Services segment will not be significantly affected by COVID-19 unless there are major employment losses with accounting professionals and recent accounting graduates, or in the banking and mortgage sectors. This is not known and cannot be predicted at this time. At Becker, CPA testing sites began reopening in June 2020 at limited capacity, however, hiring at CPA firms has not yet fully recovered.

Administrative Operations

Most institution and home office administrative operations continue to be delivered and performed remotely. This includes operations both in the U.S. and in all foreign locations. These remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. No significant home office costs were incurred related to COVID-19 in fiscal year 2020 and no such costs are anticipated in fiscal year 2021.

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

In post-licensure nursing education, there are more than 600 institutions offering RN-to-BSN programs and more than 500 institutions offering MSN programs. Chamberlain’s RN-to-BSN degree completion option has received three certifications from Quality Matters, an independent global organization leading quality assurance in online teaching and learning environments. Chamberlain has earned the Online Learning Support, Online Teaching Support, and Online Learner Success certifications. Chamberlain’s RN-to-BSN degree completion option, MSN degree program, and DNP degree program are approved in 50 states, the District of Columbia, and the U.S. Virgin Islands. The MSN FNP track is approved in 46 states and the U.S. Virgin Islands. The MPH program is offered in 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The MSW program is approved in 37 states.

Medical and Veterinary Schools

AUC and RUSM compete with approximately 150 U.S. schools of medicine, 48 U.S. colleges of osteopathic medicine, and more than 40 Caribbean medical schools as well as with international medical schools recruiting U.S. students who may be eligible to receive funding from ED Title IV programs. RUSVM competes with AVMA accredited schools, of which 32 are U.S.-based, 5 are Canadian and 16 are other international veterinary schools.

There has been some recent expansion in the U.S. medical education and veterinary education enrollment capacities because of the growing supply/demand imbalance for medical doctors and veterinarians. Despite this expansion, management believes the imbalance will continue to spur demand for medical and veterinary education.

Financial Services

ACAMS

Money laundering and the financing of terrorism are financial crimes with significant economic effects. Money laundering can occur in various forms including corruption, drug trafficking, tax evasion, and cybercrime. AML is the set of procedures, laws, and regulations designed to combat the practice of generating income through illegal actions. Professionals who need effective AML procedures include financial institutions, insurers, asset managers, lawyers, broker-dealers, private equity firms, consultants, law enforcement, and credit institutions. This training protects companies against various costs, such as financial penalties from regulatory bodies, personal liability, financial action from shareholders or employees, and reputational damage.

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

As of June 30, 2020, more than 46,000 professionals have received the CAMS designation, which is completed by passing the ACAMS CAMS certification examination as a qualified applicant. Two of the top-read industry publications are ACAMS Today and ACAMS moneylaundering.com. ACAMS is also a leader in the industry in conference attendance. Conferences and seminars are held in 32 countries annually serving approximately 10,000 attendees.

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

Becker competes with other purveyors of exam preparation, including courses offered by colleges, universities, and other public and private training companies.

Becker is the industry leader in providing CPA exam review services and has been preparing candidates to pass the CPA exam for over 60 years. Since 2005, when the AICPA began to share national results, 90% of Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker.

OCL

Professionals in the financial services and mortgage industry require mandatory compliance training to meet regulatory requirements and internal compliance requirements; those in the mortgage industry have licensure and continuing education requirements. The regulatory environment for the financial services and mortgage industries continues to change at a rapid pace, which requires companies to maintain higher control standards. OCL’s offerings address these needs as well as the growing importance of specialized skills and up-skilling the workforce. Organizations meet training methods with third parties and internally developed informal training. Due to frequent regulatory changes, internal training is being supplemented with third-party developed training programs to meet higher regulatory standards. OCL is one of the largest national providers of training in both the bank, credit union, and mortgage industries.

OCL markets its library of proprietary, evidence-based, and industry-aligned accredited courses and training programs to banks, credit unions, and mortgage brokerage companies and individuals. Direct mail, digital and print advertising, e-mail/digital marketing, as well as paid search and social media advertising enhance program awareness, distribute relevant content, and attract new customers. OCL’s websites are another source of information for prospective customers.

Accreditation and Other Regulatory Approvals

Educational institutions and their individual programs are awarded accreditation by achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. Accredited institutions are subject to periodic review by accrediting bodies to ensure continued high performance and institutional and program improvement and integrity, and to confirm that accreditation requirements continue to be satisfied. College and university administrators depend on the accredited status of an institution when evaluating transfer credit and applicants to their schools; employers rely on the accreditation status of an institution when evaluating a candidate’s credentials; parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards; and many professions require candidates to graduate from an accredited program in order to obtain professional licensure in their respective fields. Moreover, in the U.S., accreditation is necessary for students to qualify for federal financial assistance and most scholarship commissions restrict their awards to students attending accredited institutions.

Medical and Healthcare

Chamberlain

Chamberlain is institutionally accredited by the Higher Learning Commission (“HLC”), a regional accreditation agency recognized by ED. In addition to institutional accreditation, Chamberlain has also obtained, or is in the process of obtaining, programmatic accreditation for specific programs. BSN, MSN, DNP, and post-graduate Advanced Practice Registered Nurses (“APRN”) certificate programs are accredited by the Commission on Collegiate Nursing Education. Chamberlain’s MPH program has commenced the accreditation process with the Council on Education for Public Health, which accepted Chamberlain’s application in October 2017. Chamberlain’s MSW program has commenced the accreditation process with the Council on Social Work Education’s Commission on Accreditation, which accepted Chamberlain’s application in May 2019 and granted candidacy status in June 2020.

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

Liaison Committee on Medical Education (“LCME”). In addition, AUC is authorized to place students in clinical rotations in the majority of states, including California, Florida, and New York, where robust processes are in place to evaluate and approve an international medical school’s programs. AUC students can join residency training programs in all 50 states. AUC has also recently been approved by the Graduate Medical Council (“GMC”), the accrediting body in the U.K., which allows AUC graduates to apply for post-graduate (residency) programs in the U.K.

RUSM’s primary accreditor is Caribbean Accreditation Authority for Education in Medicine and other Health Professions (“CAAM-HP”). CAAM-HP is authorized to accredit medical programs by the government of Barbados. On July 26, 2018, Barbados authorized RUSM to confer the Doctor of Medicine degree. The NCFMEA has affirmed that CAAM-HP has established and enforces standards of educational accreditation that are comparable to those promulgated by the LCME. In addition, RUSM is authorized to place students in clinical rotations in the majority of states, including California, Florida, New Jersey, and New York, where robust processes are in place to evaluate and accredit an international medical school’s programs. RUSM students can join residency training programs in all 50 states.

RUSVM has been recognized by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. The Doctor of Veterinary Medicine degree is accredited by the American Veterinary Medical Association Council on Education (“AVMA COE”). RUSVM has affiliations with 33 AVMA-accredited U.S. and international colleges of veterinary medicine so that RUSVM students can complete their final three clinical semesters of study in the U.S. or abroad. RUSVM has received accreditation for its Postgraduate Studies program from the St. Christopher & Nevis Accreditation Board. The Postgraduate Studies program offers Master of Science and Ph.D. degrees in all research areas supported by RUSVM. Areas of emphasis are guided by RUSVM's themed research centers.

Regulatory Environment

Student Payments

Students attending Chamberlain, AUC, RUSM, and RUSVM pay for their education through a variety of sources. These sources include government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans, and cash payments. Students attending Becker, ACAMS, OCL, and EduPristine review courses and programs are not eligible for federal or state financial aid, but may receive partial or full tuition or fee reimbursement from their employers. In addition, the Becker CPA Exam Review Course can be financed through Becker’s flexible payment plans with terms of up to 12-months.

The following table, which excludes Adtalem Brazil, Carrington, and DeVry University revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2019 and 2018. Final data for fiscal year 2020 is not yet available.

	Fiscal Year
Funding source:	2019	2018
Federal assistance (Title IV) program funding (grants and loans)	59%	59%
Private loans	2%	2%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance, and other	39%	39%
Total	100%	100%

Financial Aid

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. The HEA was last reauthorized by the U.S. Congress in July 2008 and was signed into law in August 2008. During the 116th Congress, Democratic education committee leadership in the U.S. House of Representatives advanced a comprehensive HEA reauthorization bill that the committee adopted on a partisan basis in October 2019. This bill has not yet been brought to the House floor for a vote. In the Senate, negotiations have been underway on a bipartisan, comprehensive HEA reauthorization bill. Agreement has not yet been reached on that bill, and draft bill text has not been released. Independent of HEA reauthorization, individual bills continue to be introduced on various HEA provisions that may affect Adtalem’s interests. When the HEA is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

Information about Particular U.S. and Canadian Government Financial Aid Programs

Chamberlain, AUC, RUSM, and RUSVM students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

U.S. Federal Financial Aid Programs

Students in the U.S. rely on three types of ED student financial aid programs under Title IV of the HEA.

1. Grants. Chamberlain undergraduate students may participate in the Federal Pell Grant and Federal Supplemental Education Opportunity Grant programs.

●	Federal Pell Grants: These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2019-2020 school year, eligible students could receive Federal Pell Grants ranging from $312 to $9,292.
●	Federal Supplemental Educational Opportunity Grant (“FSEOG”): This is a supplement to the Federal Pell Grant, and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement federal funds with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below), or by externally provided scholarship grants.

2. Loans. Chamberlain, AUC, RUSM, and RUSVM students may participate in the Direct Unsubsidized and PLUS programs within the Federal Direct Student Loan Program. Chamberlain undergraduate students may also be eligible for Subsidized Loans within the Federal Direct Student Loan Program.

●	Direct Subsidized Loan: Awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) available to undergraduate students with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis (the student is responsible for paying the interest charges during the six months after no longer attending school on at least a half-time basis for those loans with a first disbursement between July 1, 2012 and July 1, 2014). First time borrowers after July 1, 2013 are eligible for Direct Subsidized Loans only for 150% of the published length of their academic program. Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher undergraduate academic year.
●	Direct Unsubsidized Loan: Awarded to students who do not meet the needs test or as an additional supplement to the Direct Subsidized Loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized Loan limits per academic year range from $2,000 for students in their first and second academic year to $7,000 in later undergraduate years and increasing to $20,500 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional amount of Unsubsidized Loans up to the limit of the Direct Subsidized Loan at their respective academic grade level. The total Direct Subsidized and/or Unsubsidized Loan aggregate borrowing limit for undergraduate students is $57,500 and $138,500 for graduate students, which is inclusive of Direct Subsidized and Unsubsidized Loan amounts borrowed as an undergraduate.
●	Direct Grad PLUS and Direct Parent PLUS Loans: Enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed, but may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance, which includes allowances for tuition, fees, and living expenses. Both Grad PLUS and Parent PLUS are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

3. Federal Work-study. This program offers work opportunities, both on or off campus, on a part-time basis to students who demonstrate financial need. Federal Work-study wages are paid partly from federal funds and partly from qualified employer funds.

State Financial Aid Programs

Certain states, including Arizona, California, Florida, Illinois, Indiana, Ohio, and Vermont, offer state grant or loan assistance to eligible undergraduate students attending Adtalem institutions.

Canadian Government Financial Aid Programs

Canadian citizens or permanent residents of Canada (other than students from the Northwest Territories, Nunavet, or Quebec) are eligible for loans under the Canada Student Loans Program, which is financed by the Canadian government. Eligibility and amount of funding vary by province. Students attending Chamberlain online while in the U.S., or attending AUC, RUSM, or RUSVM, may be eligible for the Canada Student Loan Program. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions, and interest relief on loans.

Information about Other Financial Aid Programs

Private Loan Programs

Some Chamberlain, AUC, RUSM, and RUSVM students rely on private (non-federal) loan programs for financial assistance. These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards. The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards.

Most private loans are approved using the student’s or a co-borrower’s credit history. The cost of these loans varies, but in almost all cases will be more expensive than the federal programs. The application process is separate from the federal financial aid process. Student finance personnel at Adtalem’s degree-granting institutions coordinate these processes so that students generally receive assistance from the federal and state programs before utilizing private loans.

Adtalem does not maintain a preferred lender list, but does list all of the lenders that it is aware of that made private loans to Adtalem students in the previous year and still offer loans to Adtalem students.

Tax-Favored Programs

The U.S. has a number of tax-favored programs aimed at promoting savings for future college expenses. These include state-sponsored “529” college savings plans, state-sponsored prepaid tuition plans, education savings accounts (formerly known as education IRAs), custodial accounts for minors, Hope and Lifetime Learning tax credits, and tax deductions for interest on student loans.

Adtalem-Provided Financial Assistance

Each of our institutions offer a variety of scholarships to assist with tuition and fee expenses, some of which are one-time awards while others are renewable. Some students may also qualify for more than one scholarship at a time.

Chamberlain students are eligible for numerous institutional scholarships with awards up to $2,500 per semester.

Students at AUC may be eligible for an institutional scholarship, ranging from $5,000 to $55,000 to cover expenses incurred from tuition and fees. Students at RUSM may be eligible for various institutional scholarships, ranging from $9,750 to $108,000, to cover expenses incurred from housing, tuition and fees. Students at RUSVM may be eligible for an institutional scholarship, ranging from $2,000 to $24,000 to cover expenses incurred from tuition and fees.

Adtalem’s credit extension programs are available to students at Chamberlain, AUC, RUSM, and RUSVM. These financing programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM, and RUSVM allows students to finance their living expenses. Repayment plans for financing agreements are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance. Most students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, which reduces the possibility of over borrowing, and minimizes interest being accrued on the loan balance. Payments may increase upon completing or departing school. After a student leaves school, the student typically will have a monthly installment repayment plan.

The finance agreements do not impose any origination fees, in general have a fixed rate of interest, and most carry annual and aggregate maximums that ensure that they are only a supplemental source of funding and not relied on as the main source. Borrowers must be current in their payments in order to be eligible for subsequent disbursements. Borrowers are advised about the terms of the financing agreements and counseled to utilize all other available private and federal funding options before securing financing through the institution.

Adtalem financing agreements are carried on our balance sheet, net of related reserves, and there are no relationships with external parties that shift the risk away from Adtalem.

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

Becker

Students taking the Becker review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. Private loans are also available to students to help meet the program costs. In addition, Becker offers financing on the Becker CPA Exam Review Course through flexible payment plans with terms of up to 12-months.

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

U.S. Federal Regulations

Our domestic postsecondary institutions are subject to extensive federal and state regulations. The HEA and the related ED regulations govern all higher education institutions participating in Title IV programs, and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following: (1) the federal government through ED, (2) the accrediting agencies recognized by ED, and (3) state higher education regulatory bodies.

To be eligible to participate in Title IV programs, a postsecondary institution must be accredited by an accrediting body recognized by ED, must comply with the HEA and all applicable regulations thereunder, and must be authorized to operate by the appropriate postsecondary regulatory authority in each state in which the institution operates, as applicable.

In addition to governance by the regulatory triad, there has been focus in recent years by members of the U.S. Congress and federal agencies, including ED, the Consumer Financial Protection Bureau (“CFPB”), and the Federal Trade Commission (“FTC”), on the role that proprietary educational institutions play in higher education. We expect that this challenging regulatory environment will continue for the foreseeable future.

Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility to participate in Title IV programs, accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. ED regulations regarding financial responsibility provide that, if any one of our Title IV participating institutions (“Title IV Institutions”) is unable to pay its obligations under its program participation agreement as a result of operational issues and/or an enforcement action, our other Title IV Institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the non-compliant institution’s Title IV obligations. As a result, even though Adtalem’s Title IV Institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations, and cash flows of Adtalem’s other Title IV Institutions and Adtalem as a whole and could result in the imposition of significant restrictions on the ability of Adtalem’s other Title IV Institutions and Adtalem as a whole to operate. For further information, see “A bankruptcy filing by us or by any of our Title IV Institutions, or a closure of one of our Title IV Institutions, would lead to an immediate loss of eligibility to participate in Title IV programs” under subsection “Risks Related to Adtalem’s Highly Regulated Industry” in Item 1A. “Risk Factors.”

We have summarized the most significant regulatory requirements applicable to our domestic postsecondary operations. Adtalem has been impacted by these regulations and enforcement efforts and is currently facing multiple related lawsuits arising from the enhanced scrutiny facing the proprietary education sector. For information regarding such pending investigations and litigation, and the potential impact such matters could have on our institutions or on Adtalem, see in this Annual Report on Form 10-K: (1) Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” (2) the subsection of Item 1A. “Risk Factors” titled “Risks Related to Adtalem’s Highly Regulated Industry,” and (3) the subsection of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” titled “Regulatory Environment.”

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

Defense to Repayment Regulations

Under the HEA, ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a loan (“Direct Loan”) made under the Federal Direct Loan Program (“Direct Loan Program”). On July 1, 2020, new Defense to Repayment regulations went into effect that include a higher threshold for establishing misrepresentation, provides for a statute of limitation for claims submission, narrows the current triggers allowed for letter of credit requirements, and eliminates provisions for group discharges.

The “90/10 Rule”

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2019 and 2018. Final data for fiscal year 2020 is not yet available.

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

Incentive Compensation

An educational institution participating in Title IV programs may not pay any commission, bonus, or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement have not established clear criteria for compliance in all circumstances, but, prior to 2011, there were 12 safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. New rules effective in 2011 eliminated the 12 safe harbors. These changes increased the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes have limited and are expected to continue to limit Adtalem’s ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. Management believes that Adtalem has not been, nor is currently, involved in any activities that violate the restrictions on commissions, bonuses, or other incentive payments to any person involved in student recruitment, admissions, or awarding of Title IV program funds.

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

State Authorization

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Chamberlain is specifically authorized to operate in all of the domestic jurisdictions that require such authorizations. Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. Chamberlain has obtained licensure in states which require such licensure and where their students are enrolled and is an institutional participant in the National Council of State Authorization for Reciprocity Agreements (“NC-SARA”) initiative.

On December 19, 2016, ED published new rules concerning requirements for institutional eligibility to participate in Title IV programs. These regulations, which would have become effective beginning July 1, 2018, but were delayed until July 1, 2020, were subsequently renegotiated as part of the 2018-2019 Accreditation and Innovation rule-making sessions. The renegotiated rule, went into effect on July 1, 2020 and requires an institution offering distance education or correspondence courses to be authorized by each state from which the institution enrolls students, if such authorization is required by the state. If an institution offers postsecondary education through distance education or correspondence courses in a state that participates in a state authorization reciprocity agreement, and the institution offering the program is located in a state where it is also covered by such an agreement, the institution would be considered legally authorized to offer postsecondary distance or correspondence education in the state where courses are offered via distance education, subject to any limitations in that agreement. The regulations also require an institution to document the state processes for resolving complaints from students enrolled in programs offered through distance education or correspondence courses. Lastly, the regulations require that an institution provide certain disclosures to enrolled and prospective students regarding its programs that lead to professional licensure.

Cohort Default Rates

ED has instituted strict regulations that penalize institutions whose students have high default rates on federal student loans. Depending on the type of loan, a loan is considered in default after the borrower becomes at least 270 or 360 days past due. For a variety of reasons, higher default rates are often found in private-sector institutions and community colleges, many of which tend to have a higher percentage of low-income students enrolled compared to four-year publicly supported and independent colleges and universities.

Educational institutions are penalized to varying degrees under the Federal Direct Student Loan Program, depending on the default rate for the “cohort” defined in the statute. An institution with a cohort default rate that exceeds 20% for the year is required to develop a plan to reduce defaults, but the institution’s operations and its students’ ability to utilize student loans are not restricted. An institution with a cohort default rate of 30% or more for three consecutive years is ineligible to participate in these loan programs and cannot offer student loans administered by ED for the fiscal year in which the ineligibility determination is made and for the next two fiscal years. Students attending an institution whose cohort default rate has exceeded 30% for three consecutive years also are ineligible for Federal Pell Grants. Any institution with a cohort default rate of 40% or more in any year is subject to immediate limitation, suspension, or termination proceedings from all federal aid programs.

According to ED, the three-year cohort default rate for all colleges and universities eligible for federal financial aid decreased to 10.1% in fiscal year 2016 (the latest period for which data are available) from 10.8% in fiscal year 2015.

The latest period for which final three-year data is available is fiscal year 2016. Default rates for Chamberlain, AUC, RUSM, and RUSVM students are as follows:

	Cohort Default Rate
	2016	2015
Chamberlain University	3.5%	3.8%
American University of the Caribbean School of Medicine	0.7%	1.0%
Ross University School of Medicine	1.1%	0.9%
Ross University School of Veterinary Medicine	1.2%	0.7%

Satisfactory Academic Progress

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Change of Ownership or Control

Any material change of ownership or change of control of Adtalem, depending on the type of change, may have significant regulatory consequences for each of our Title IV Institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors and/or reauthorization by each institutions’ state licensing agencies. If Adtalem experiences a material change of ownership or change of control, then our Title IV Institutions may cease to be eligible to participate in Title IV programs until recertified by ED. There is no assurance that such recertification would be obtained on a timely basis. After a material change in ownership or change of control, most institutions will participate in Title IV programs on a provisional basis for a period of one to three years.

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

In addition, some states in which our Title IV Institutions are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.

Refer to “If regulators do not approve, or delay their approval, of transactions involving a material change of ownership or change of control of Adtalem, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditation and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business” under subsection “Risks Related to Adtalem’s Highly Regulated Industry” in Item 1A. “Risk Factors.”

State Approvals and Licensing

Adtalem institutions require authorizations from many state higher education authorities or Canadian ministries to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the U.S., each Chamberlain location is approved to grant certificates, diplomas, associate’s, bachelor’s, master’s, and/or doctorate degrees by the respective state in which it is located. Additionally, many states require approval for out-of-state institutions to recruit within their state or offer instruction through online modalities to residents of their states. Adtalem believes its institutions are in compliance with all state requirements as an out-of-state institution. AUC and RUSM clinical programs are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are reported to ED as required.

Many states and Canadian provinces require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted approximately $9.6 million of surety bonds with regulatory authorities on behalf of Chamberlain, AUC, RUSM, RUSVM, Becker, and OCL.

Certain states have set standards of financial responsibility that differ from those prescribed by federal regulation. Adtalem believes its institutions are in material compliance with state and Canadian provincial regulations. If Adtalem were unable to meet the tests of financial responsibility for a specific jurisdiction, and could not otherwise demonstrate financial responsibility, Adtalem could be required to cease operations in that state. To date, Adtalem has successfully demonstrated its financial responsibility where required.

Seasonality

The seasonal pattern of Adtalem’s enrollments and its educational programs’ starting dates affect the results of operations and timing of cash flows. Revenue, operating income, and net income by quarter for each of the past two fiscal years are included in Note 22 “Quarterly Financial Data (Unaudited)” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Employees

As of June 30, 2020, Adtalem had the following number of employees:

			Temporary
	Faculty and Staff		and Student
	Full-time	Part-time	Employees	Total
Chamberlain University	1,648	16	206	1,870
Medical and Veterinary Schools	912	33	23	968
Financial Services	691	9	41	741
Home Office	688	5	27	720
Total	3,939	63	297	4,299

Adtalem also utilizes approximately 2,500 independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. Our management believes that Adtalem has good relations with its employees. During fiscal year 2020, Adtalem implemented workforce reductions that reduced its workforce by 66 positions. The workforce reduction of 32 positions in the fourth quarter of fiscal year 2020 was driven by the desire to become more cost effective in response to COVID-19.

Intellectual Property

Adtalem owns and uses numerous trademarks and service marks, such as “Adtalem,” “American University of the Caribbean,” “Association of Anti-Money Laundering Specialists,” “ACAMS,” “Becker Professional Education,” “Becker CPA Review,” “Chamberlain College of Nursing,” “Ross University” and others. All trademarks, service marks, certification marks, patents, and copyrights associated with its businesses are owned in the name of Adtalem Global Education Inc. or a subsidiary of Adtalem Global Education Inc. Adtalem vigorously defends against infringements of its trademarks, service marks, certification marks, patents, and copyrights.

Additional Information

We maintain a website at www.adtalem.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (“SEC”), free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The content of the websites mentioned above is not incorporated into and should not be considered a part of this report.

Item 1A. Risk Factors

Adtalem’s business operations are subject to numerous risks and uncertainties, some of which are not entirely within our control. Investors should carefully consider the risk factors described below and all other information contained in this Annual Report on Form 10-K before making an investment decision with respect to Adtalem’s common stock. If any of the following risks are realized, Adtalem’s business, results of operations, financial condition, and cash flows could be materially and adversely affected, and as a result, the price of Adtalem’s common stock could be materially and adversely affected. Management cannot predict all the possible risks and uncertainties that may arise. Risks and uncertainties that may affect Adtalem’s business include the following:

Risks Related to Adtalem’s Highly Regulated Industry

We are subject to regulatory audits, investigations, lawsuits, or other proceedings relating to compliance by the institutions in the Adtalem portfolio with the numerous laws and regulations in the U.S. and foreign jurisdictions applicable to the postsecondary education industry.

Due to the highly regulated nature of proprietary postsecondary institutions, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance, and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders, and other third parties, any of whom may allege violations of any of the legal and regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us or one or more of our institutions, we may be required to pay monetary judgments, fines, or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. ED regulations regarding financial responsibility provide that, if any one of our Title IV Institutions is unable to pay its obligations under its Program Participation Agreement (“PPA”) as a result of operational issues and/or an enforcement action, our other Title IV Institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the non-compliant institution’s Title IV obligations. As a result, even though Adtalem’s Title IV Institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations, and cash flows of Adtalem’s other Title IV Institutions and Adtalem as a whole and could result in the imposition of significant restrictions on the ability for Adtalem’s other Title IV Institutions and Adtalem as a whole to operate.

The ongoing regulatory effort aimed at proprietary postsecondary institutions of higher education could be a catalyst for additional legislative or regulatory restrictions, investigations, enforcement actions, and claims.

The proprietary postsecondary education sector has at times experienced scrutiny from federal legislators, agencies, and state legislators and attorneys general. An adverse disposition of these existing inquiries, administrative actions, or claims, or the initiation of other inquiries, administrative actions, or claims, could, directly or indirectly, have a material adverse effect on our business, financial condition, result of operations, and cash flows and result in significant restrictions on us and our ability to operate.

Adverse publicity arising from investigations, claims, or actions brought against us or other proprietary higher education institutions may negatively affect our reputation, business, or stock price, or attract additional investigations, lawsuits, or regulatory action.

Adverse publicity regarding any past, pending, or future investigations, claims, settlements, and/or actions against us or other proprietary postsecondary education institutions could negatively affect our reputation, student enrollment levels, revenue, profit, and/or the market price of our common stock. Unresolved investigations, claims, and actions, or adverse resolutions or settlements thereof, could also result in additional inquiries, administrative actions or lawsuits, increased scrutiny, the withholding of authorizations, and/or the imposition of other sanctions by state education and professional licensing authorities, taxing authorities, our accreditors and other regulatory agencies governing us, which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Government and regulatory agencies and third parties have initiated, and could initiate additional investigations, claims, or actions against us, which could require us to pay monetary damages, halt certain business practices, or receive other sanctions. The defense and resolution of these matters could require us to expend significant resources.

As described in Note 20 “Commitments and Contingencies,” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” Adtalem, and former subsidiaries DeVry University, Inc., and DeVry/New York Inc. are the subject of consumer lawsuits alleging facts similar to those alleged by the FTC and ED in previously resolved actions. On February 27, 2020, the Department of Justice (“DOJ”) notified the U.S. District Court for the District of Georgia that it would decline to intervene in two qui tam False Claims Act actions filed by former DeVry University employees related to the subject matter of the Civil Investigative Demands (“CIDs”). Those actions were unsealed on March 2, 2020, and we cannot predict their outcome.

Due to the regulatory and enforcement efforts at times directed at proprietary postsecondary higher education institutions and adverse publicity arising from such efforts, we may face additional government and regulatory investigations and actions, lawsuits from private plaintiffs, and shareholder class actions and derivative claims. We may incur significant costs and other expenses in connection with our response to, and defense, resolution, or settlement of, investigations, claims, or actions, or group of related investigations, claims, or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations, and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain forms of injunctive relief, including altering certain business practices, or pay substantial damages, settlement costs, fines, and/or penalties. In addition, findings or claims or settlements thereof could serve as a basis for additional lawsuits or governmental inquiries or enforcement actions, including actions under ED’s Defense to Repayment regulations. Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain, or renew licenses, approvals, or accreditation, and maintain eligibility to participate in Title IV, Department of Defense and Veterans Affairs programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us under Defense to Repayment regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Under the HEA, ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Direct Loan made under the Direct Loan Program. On July 1, 2020, new Defense to Repayment regulations went into effect that include a higher threshold for establishing misrepresentation, provides for a statute of limitation for claims submission, narrows the current triggers allowed for letter of credit requirements, and eliminates provisions for group discharges. The new regulations are effective with claims on loans disbursed on or after July 1, 2020.

Management is unable to predict how regulations will be revised, the result of any other current or future rulemakings, or the impact of such rulemakings on our business. The outcome of any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits, and/or the outcome of any future governmental inquiry, lawsuit, or enforcement action (including matters described in Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) could serve as the basis for claims by students or ED under the Defense to Repayment regulations, the posting of substantial letters of credit, or the termination of eligibility of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Despite the merits of our actions and defense, we may settle certain matters for strategic reasons, as a part of a resolution of other matters, or in order to avoid potentially worse consequences in inherently uncertain judicial or administrative processes. The terms of any such settlement could have a material adverse effect on our business, financial condition, operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate. Additionally, although inconsistent with its usual practices, ED has broad discretion to impose significant limitations on us and our business operations arising from acts it determines are in violation of their regulations. As a result, foreseeable and unforeseeable consequences of prior and prospective adjudicated or settled legal proceedings and regulatory matters could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Within the Defense to Repayment regulations, pending or future lawsuits, investigations, program reviews, and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other security.

The Defense to Repayment regulations could require Adtalem to post multiple and substantial letters of credit or other security in connection with, among other things, certain pending and future claims, investigations, and program reviews, regardless of the merits of our actions or available defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures and other investments aimed at growing and diversifying our operations, sustain and fund our operations, and make dividend payments to shareholders. Adtalem’s credit agreement allows Adtalem to post up to $100 million in letters of credit. In the event Adtalem is required to post letters of credit in excess of the $100 million limit, Adtalem would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required by ED. Adtalem may not be able to obtain the excess letters of credit or security or may only be able to obtain such excess letters of credit or security at significant cost.

We are subject to risks relating to regulatory matters. If we fail to comply with the extensive regulatory requirements for our operations, we could face fines and penalties, including loss of access to federal and state student financial aid for our students as well as significant civil liability.

As a provider of higher education, we are subject to extensive regulation. These regulatory requirements cover virtually all phases and aspects of our U.S. postsecondary operations, including educational program offerings, facilities, civil rights, safety, public health, privacy, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of new schools or programs, addition of new educational programs, and changes in our corporate structure and ownership.

In particular, in the U.S., the HEA subjects schools that participate in the various federal student financial aid programs under Title IV, which includes Chamberlain, AUC, RUSM, and RUSVM, to significant regulatory scrutiny. Adtalem’s Title IV Institutions collectively receive 71% of their revenue from students under Title IV programs. As a result, the suspension, limitation, or termination of the eligibility of any of our institutions to participate in Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

To participate in Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED, and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a PPA.

Our institutions that participate in Title IV programs each do so pursuant to a PPA that, among other things, includes commitments to abide by all applicable laws and regulations, such as Incentive Compensation and Substantial Misrepresentation. Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to lawsuits brought by private plaintiffs on behalf of governments (qui tam actions), that have the potential to generate very significant damages linked to our receipt of Title IV funding from the government over a period of several years.

Government budgetary pressures and changes to laws governing financial aid programs could reduce our student enrollment or delay our receipt of tuition payments.

Our Title IV Institutions collectively receive 71% of their revenue from students under Title IV programs. As a result, any reductions in funds available to our students or any delays in payments to us under Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce Adtalem’s student enrollment and/or increase its costs of operation. Political and budgetary concerns significantly affect Title IV programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the HEA made significant changes to the requirements governing Title IV programs, including changes that, among other things:

●	Regulated non-federal, private education loans;
●	Regulated the relationship between institutions and lenders that make education loans;
●	Revised the calculation of the student default rate attributed to an institution and the threshold rate at which sanctions will be imposed against an institution (as discussed above);
●	Adjusted the types of revenue that an institution is deemed to have derived from Title IV programs and the sanctions imposed on an institution that derives too much revenue from Title IV programs;
●	Increased the types and amount of information that an institution must disclose to current and prospective students and the public; and
●	Increased the types of policies and practices that an institution must adopt and follow.

During the 116th Congress, Democratic education committee leadership in the U.S. House of Representatives advanced a comprehensive HEA reauthorization bill that the committee adopted on a partisan basis in October 2019. This bill has not yet been brought to the House floor for a vote. In the Senate, negotiations have been underway on a bipartisan, comprehensive HEA reauthorization bill. Agreement has not yet been reached on that bill, and draft bill text has not been released. When the HEA is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

The U.S. Congress can change the laws affecting Title IV programs in annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. At this time, Adtalem cannot predict any or all of the changes that the U.S. Congress may ultimately make. Since a significant percentage of Adtalem’s revenue is tied to Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of Adtalem’s degree-granting institutions or students to participate in Title IV programs could have a material adverse effect on Adtalem’s business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Certain provisions in proposed legislation, if enacted, or implementation of existing or future law by a current or future Administration, could have a material adverse effect on our business, including but not limited to legislation that limits the enrollment of U.S. citizens in foreign medical schools and legislation that could require institutions to share in the risk of defaulted federal student loans.

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

Our ability to comply with several ED regulations is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain employment, and pay for a portion of their education with private funds. These factors are heavily influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study, and the availability of private financing sources. An economic downturn, or a worsening economic outlook resulting from COVID-19 or other factors, could impact these factors, which could have a material adverse effect on our business, financial condition, results of operation, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.

ED regulations in effect for federal Stafford loans first disbursed between July 1, 2017 and July 1, 2020 prohibit any “substantial misrepresentation” by our Title IV Institutions, employees, and agents regarding the nature of the institution’s educational programs, its financial charges, or the employability of its graduates. These regulations may, among other things, subject us to sanctions for statements containing errors made to non-students, including any member of the public, impose liability on us for the conduct of others and expose us to liability even when no actual harm occurs. A “substantial misrepresentation” is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. It is possible that despite our efforts to prevent misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents in advertising and marketing, during the enrollment, admissions and financial aid process, and throughout attendance at any of our Title IV Institutions, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties, including potential Defense to Repayment liabilities, and increased risk of private qui tam actions under the Federal False Claims Act. If ED determines that an institution has engaged in substantial misrepresentation, ED may (1) fine the institution; (2) discharge students’ debt and hold the institution liable for the discharged debt under the HEA and the Defense to Repayment regulations; and/or (3) suspend or terminate an institution’s participation in Title IV programs. Alternatively, ED may impose certain other limitations on the institution’s participation in Title IV programs, which could include the denial of applications for approval of new programs or locations, a requirement to post a substantial letter of credit, or the imposition of one of ED’s heightened cash monitoring processes. Any of the forgoing actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Regulations governing the eligibility of our U.S. degree-granting institutions to participate in Title IV programs preclude us from compensating any employee or third-party involved in student recruitment, admissions, or the awarding of financial aid based on their success in those areas. These regulations could limit our ability to attract and retain highly-qualified employees, to sustain and grow our business, or to develop or acquire businesses that would not otherwise be subject to such regulations.

An educational institution participating in Title IV programs may not pay any commission, bonus, or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. We endeavor to ensure our compliance with these regulations and have numerous controls and procedures in place to do so, but cannot be sure that our regulators will not determine that the compensation that we have paid our employees do not violate these regulations. Our limited ability to compensate our employees based on their performance of their job responsibilities could make it more difficult to attract and retain highly-qualified employees. These regulations may also impair our ability to sustain and grow our business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All of our Title IV Institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, periodic renewal of institutional PPAs, periodic program reviews, and ad hoc events which may lead ED to evaluate an institution’s financial responsibility or administrative capability. The administrative capability criteria require, among other things, that our institutions (1) have an adequate number of qualified personnel to administer Title IV programs, (2) have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, (3) submit all required reports and consolidated financial statements in a timely manner, and (4) not have significant problems that affect the institution’s ability to administer Title IV programs. If ED determines, in its judgment, that one of our Title IV Institutions has failed to demonstrate either financial responsibility or administrative capability, we could be subject to additional conditions to participating, including, among other things, a requirement to post a letter of credit, suspension or termination of our eligibility to participate in Title IV programs, or repayment of funds received under Title IV programs, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. ED has considerable discretion under the regulations to impose the foregoing sanctions and, in some cases, such sanctions could be imposed without advance notice or any prior right of review or appeal.

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

Each of our Title IV Institutions operates under a PPA. There can be no assurance that ED will recertify an institution after its PPA expires or that ED will not limit the period of recertification to participate in Title IV programs to less than six years, place the institution on provisional certification, or impose conditions or other restrictions on the institution as a condition of granting our application for recertification. If ED does not renew or withdraws the certification to participate in Title IV programs for one or more of our institutions at any time, students at such institution would no longer be able to receive Title IV program funds. Alternatively, ED could (1) renew the certifications for an institution, but restrict or delay receipt of Title IV funds, limit the number of students to whom an institution could disburse such funds, or place other restrictions on that institution, or (2) delay recertification after an institution’s PPA expires, in which case the institution’s certification would continue on a month-to-month basis, any of which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows of the institution or Adtalem as a whole and could result in the imposition of significant restrictions on the ability of the institution or Adtalem as a whole to operate.

During the fourth quarter of fiscal year 2020, ED provisionally recertified AUC and RUSM’s Title IV PPA’s with expiration dates of December 31, 2022 and March 31, 2023, respectively. The provisional nature of the agreements stemmed from increased and/or repeated Title IV compliance audit findings. No financial ramifications, such as a letter of credit, heightened cash monitoring, or student enrollment limitations, were imposed on either institution. While corrective actions have been taken to resolve past compliance errors and eliminate the incidence of repetition, if AUC or RUSM fail to maintain administrative capability as defined by ED while under provisional status or otherwise fail to comply with ED requirements, the institution(s) could lose eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by ED, we would lose our ability to participate in Title IV programs.

The loss of institutional accreditation by any of our Title IV Institutions would leave the affected institution ineligible to participate in Title IV programs and would have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. In addition, an adverse action by any of our institutional accreditors other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with ED’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

If regulators do not approve, or delay their approval, of transactions involving a material change of ownership or change of control of Adtalem, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditations and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business.

Any material change of ownership or change of control of Adtalem, depending on the type of change, may have significant regulatory consequences for each of our Title IV Institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors and/or reauthorization by each institutions’ state licensing agencies. If Adtalem experiences a material change of ownership or change of control, then our Title IV Institutions may cease to be eligible to participate in Title IV programs until recertified by ED. The continuing participation of each of our Title IV Institutions in Title IV programs is critical to our business. Any disruption in an institution’s eligibility to participate in Title IV programs would materially and adversely impact our business, financial condition, results of operations, and cash flow.

In addition, each Title IV Institution is required to report any material change in stock ownership to its principal institutional accrediting body and would generally be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, each of our institution’s accreditors may undertake an evaluation of the effect of the change on the continuing operations of our institution for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. If our accreditors determine that the change is such that prior approval was required, but was not obtained, many of our accreditors’ policies require the accreditor to consider withdrawal of accreditation. If accreditation is suspended or withdrawn with respect to any of our Title IV Institutions, they would not be eligible to participate in Title IV programs until the accreditation is reinstated or is obtained from another appropriate accrediting body. There is no assurance that reinstatement of accreditation could be obtained on a timely basis, if at all, and accreditation from a different qualified accrediting authority, if available, would require a significant amount of time. Any material disruption in accreditation would materially and adversely impact our business, financial condition, results of operations, and cash flow.

In addition, some states in which our Title IV Institutions are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.

As of June 30, 2020, a substantial portion of our outstanding capital stock is owned by a small group of institutional shareholders. We cannot prevent a material change of ownership or change of control that could arise from a transfer of voting stock by any combination of those shareholders.

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

Our Title IV Institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If any of our Title IV Institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. The latest period for which final three-year default rates data is available is fiscal year 2016. Default rates for Chamberlain, AUC, RUSM, and RUSVM students for fiscal year 2016 is 3.5%, 0.7%, 1.1% and 1.2%, respectively.

Our Title IV Institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenue derived from those programs were too high.

Our Title IV Institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90% (the “90/10 Rule”). Further, if an institution exceeds the 90% threshold for any single fiscal year, ED could place that institution on provisional certification status for the institution’s following two fiscal years. If any of our Title IV Institutions lose eligibility to participate in Title IV programs because they are unable to comply with ED’s 90/10 Rule, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our failure to comply with ED’s credit hour rule could result in sanctions and other liability.

In 2009 and 2010, ED’s Office of Inspector General criticized three accreditors, including the Higher Learning Commission (“HLC”), which is the accreditor for Chamberlain, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010, the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The 2010 Program Integrity Regulations defined the term “credit hour” for the first time and required accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by ED could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If ED determines that an institution is out of compliance with the credit hour definition, ED could impose liabilities or other sanctions, which could have a material adverse effect on our business, financial conditions, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs in that state.

Our Title IV Institutions must be authorized to operate by the appropriate postsecondary regulatory authority in each state in which the institution is located. Campuses of our Title IV Institutions are authorized to operate and grant degrees, diplomas, or certificates by the applicable education agency of the state in which each such campus is located. Many states are currently reevaluating and revising their authorization regulations, especially as applied to distance education. The loss of state authorization would, among other things, render the affected institution ineligible to participate in Title IV programs, at least at those state campus locations, and otherwise limit that school’s ability to operate in that state. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree-granting authority in other states in which we operate, which would further impact our business. If these pressures and uncertainty continue in the future, or if one or more of our institutions are unable to offer programs in one or more states, it could have a material adverse impact on our enrollment, revenue, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our ability to place our medical schools’ students in hospitals in the U.S. may be limited by efforts of certain state government regulatory bodies, which may limit the growth potential of our medical schools, put our medical schools at a competitive disadvantage to other medical schools, or force our medical schools to substantially reduce their class sizes.

Each of AUC and RUSM enter into affiliation agreements with hospitals across the U.S. to place their third and fourth year students in clinical programs at such hospitals. Certain states with regulatory programs that require state approval of clinical education programs have in recent years precluded, limited, or imposed onerous requirements on Adtalem’s entry into affiliation agreements with hospitals in their states. If these or other states continue to limit access to affiliation arrangements, our medical schools may be at a competitive disadvantage to other medical schools, and our medical schools may be required to substantially restrict their enrollment due to limited clinical opportunities for enrolled students. The impact on enrollment, and the potential for enrollment growth, of such restrictions on our medical schools’ clinical placements could have a material adverse effect on our business, financial conditions, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.

Some states are experiencing budget deficits and constraints. Some of these states have reduced or eliminated various student financial assistance programs or established minimum performance measures as a condition of participation, and additional states may do so in the future. If our students who receive this type of assistance cannot secure alternate sources of funding, they may be forced to withdraw, reduce the rate at which they seek to complete their education, or replace the source with more expensive forms of funding, such as private loans. Other students who would otherwise have been eligible for state financial assistance may not be able to enroll without such aid. This reduced funding could decrease our enrollment and adversely affect our business, financial condition, results of operations, and cash flows.

In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 Rule percentage.

We could be subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The HEA and ED regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program. If refunds are not properly calculated or timely paid, we may be required to post a letter of credit with ED or be subject to sanctions or other adverse actions by ED, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A failure of our vendors to comply with applicable regulations in the servicing of our students and institutions could subject us to fines or restrictions on or loss of our ability to participate in Title IV programs.

We contract with unaffiliated entities for student software systems and services related to the administration of portions of our Title IV and financing programs. Because each of our institutions may be jointly and severally liable for the actions of third-party servicers and vendors, failure of such servicers to comply with applicable regulations could have a material adverse effect on our institutions, including fines and the loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenue, and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. If any of our third party servicers discontinues providing such services to us, we may not be able to replace such third party servicer in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with collection, lending, and Title IV requirements, which could have a material adverse effect our enrollment, revenue, and results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

We provide financing programs to assist some of our students in affording our educational offerings. These programs are subject to various federal and state rules and regulations. Failure to comply with these regulations could subject us to fines, penalties, obligations to discharge loans, and other injunctive requirements.

If we, or one of the companies that service our credit programs, do not comply with laws applicable to the financing programs that assist our students in affording our educational offerings, including Truth in Lending and Fair Debt Collections Practices laws and the Unfair, Deceptive or Abusive Acts or Practices provisions of Title X of the Dodd-Frank Act, we could be subject to fines, penalties, obligations to discharge the debts, and other injunctive requirements, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Release of confidential information could subject us to civil penalties or cause us to lose our eligibility to participate in Title IV programs.

As an educational institution participating in federal and state student assistance programs and collecting financial receipts from enrollees or their sponsors, we collect and retain certain confidential information. Such information is subject to federal and state privacy and security rules, including the Family Education Right to Privacy Act, the Health Insurance Portability and Accountability Act, and the Fair and Accurate Credit Transactions Act. Release or failure to secure confidential information or other noncompliance with these rules could subject us to fines, loss of our capacity to conduct electronic commerce, and loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We could be subject to sanctions if we fail to accurately and timely report sponsored students’ tuition, fees, and enrollment to the sponsoring agency.

A significant portion of our enrollment is sponsored through various federal and state supported agencies and programs, including the U.S. Department of Defense, the U.S. Department of Labor, and the U.S. Department of Veterans Affairs. We are required to periodically report tuition, fees, and enrollment to the sponsoring agencies. As a recipient of funds, we are subject to periodic reviews and audits. Inaccurate or untimely reporting could result in suspension or termination of our eligibility to participate in these federal and state programs and have a material adverse impact on enrollment and revenue, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Risks Related to Adtalem’s Business

Outbreaks of communicable infections or diseases, or other public health pandemics, such as the global coronavirus outbreak currently being experienced, in the locations in which we, our students, faculty, and employees live, work, and attend classes, could substantially harm our business.

Disease outbreaks and other public health conditions, such as the current outbreak of the coronavirus currently being experienced, in the locations in which we, our students, faculty, and employees live, work, and attend classes could have a significant negative impact on our revenue, profitability, and business. We have developed and continue to develop plans to help mitigate the negative impact of the coronavirus to our business including all classes having shifted to online learning, all employees working from home, practice containment, recovery and normalization scenario planning, and emergency succession planning. The coronavirus outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations. If our business experiences prolonged occurrences of adverse public health conditions, such as the coronavirus, and the attendant stay-at-home orders, we believe it could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We will continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students and employees. COVID-19 resulted in estimated revenue losses of approximately $29 million, operating income losses of approximately $19 million and loss of earnings per share in the range of approximately $0.27 to $0.29 in fiscal year 2020. In addition, Adtalem implemented a workforce reduction of 32 positions in the fourth quarter of fiscal year 2020 to become more cost effective in response to COVID-19. The resulting severance charge in the fourth quarter of fiscal year 2020 was not significant. Management anticipates further negative COVID-19 effects to consolidated revenue, net income, and earnings per share into fiscal year 2021 for as long as social distancing and other measures established to combat the virus continue.  If our business results and financial condition were materially and adversely impacted, then assets such as accounts receivable, property and equipment, operating lease assets, intangible assets and goodwill could be impaired, requiring a possible write-off. As of June 30, 2020, intangible assets from business combinations totaled $287.5 million and goodwill totaled $686.2 million.

Natural disasters or other extraordinary events or political disruptions may cause us to close some of our schools.

We may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, political disruptions, or other events in one or more of the geographic areas in which it operates, particularly in the West Coast and Gulf States of the U.S., and the Caribbean. These events could cause us to close schools, temporarily or permanently, and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Student enrollment at our schools is affected by legislative, regulatory, and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollment effectively.

Our future revenue and growth depend on a number of factors, including many of the regulatory risks discussed above and business risks discussed below. Despite ongoing efforts to provide more scholarships to prospective students, and to increase quality and build our reputation, negative perceptions of the value of a college degree, increased reluctance to take on debt, and the resulting lower student consumer confidence may continue to impact enrollment in the future. In addition, technological innovations in the delivery of low-cost education alternatives and increased competition could negatively affect enrollment.

We are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, our revenue may decline.

Our undergraduate and graduate educational programs are concentrated in selected areas of medical and healthcare. If applicant career interests or employer needs shift away from these fields, and we do not anticipate or adequately respond to that trend, future enrollment and revenue may decline and the rates at which our graduates obtain jobs involving their fields of study could decline.

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

Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so. We compete with traditional public and private two-year and four-year colleges, other proprietary schools, and alternatives to higher education. Some of our competitors, both public and private, have greater financial and nonfinancial resources than us. Some of our competitors, both public and private, are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions, and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adults. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase. This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our new student enrollment levels and student persistence and put downward pressure on our tuition rates, any of which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

The personal information that we collect may be vulnerable to breach, theft, or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use, and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees and contractors in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition or in connection with system upgrades from time to time.

Due to the sensitive nature of the information contained on our networks, such as students’ financial information and grades, our networks may be targeted by hackers. Anyone who circumvents security measures could misappropriate proprietary or confidential information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure that a breach, loss, or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our students and their families, customers, employees, or contractors that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by federal or state authorities and private litigants, any of which could have a material adverse effect on our business and result in the imposition of significant restrictions on us and our ability to operate.

System disruptions and vulnerability from security risks to our computer network or information systems could severely impact our ability to serve our existing students and attract new students.

The performance and reliability of our computer networks and system applications, especially online educational platforms and student operational and financial aid packaging applications, are critical to our reputation and ability to attract and retain students. System errors, disruptions or failures, including those arising from unauthorized access, computer hackers, computer viruses, denial of service attacks, and other security threats, could adversely impact our delivery of educational content to our students or result in delays and/or errors in processing student financial aid and related disbursements. Such events could have a material adverse effect on the reputation of our institutions, our financial condition, results of operations, and cash flows. We may be required to expend significant resources to protect against system errors, failures or disruptions, or the threat of security breaches, or to repair or otherwise mitigate problems caused by any actual errors, disruptions, failures, or breaches. We cannot ensure that these efforts will protect our computer networks, or fully mitigate the resulting impact of interruptions or malfunctions in our operations, despite our regular monitoring of our technology infrastructure security and business continuity plans.

Government regulations relating to the internet could increase our cost of doing business and affect our ability to grow.

The use of the internet and other online services has led to and may lead to the adoption of new laws and regulations in the U.S. or foreign countries and to new interpretations of existing laws and regulations. These new laws, regulations, and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, value-added taxes, withholding taxes, cost of internet access, and services, allocation, and apportionment of income amongst various state, local, and foreign jurisdictions, fair business practices, and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations, or interpretations related to doing business over the internet could increase our costs and materially and adversely affect our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our ability to open new campuses, offer new programs, and add capacity is dependent on regulatory approvals and requires financial and human resources.

As part of our strategy, we intend to open new campuses, offer new educational programs, and add capacity to certain existing locations. Such actions require us to obtain appropriate federal, state, and accrediting agency approvals. In addition, adding new locations, programs, and capacity may require significant financial investments and human resource capabilities. The failure to obtain appropriate approvals or to properly allocate financial and human resources could adversely impact our future growth.

We may not be able to attract, retain, and develop key employees necessary for our operations and the successful execution of our strategic plans.

We may be unable to attract, retain, and develop key employees with appropriate educational qualifications and experience. Regulatory and other legal actions and the claims contained in these actions may have diminished our reputation, and these actions and the resulting negative publicity may have decreased interest by potential employees. In addition, we may be unable to effectively plan and prepare for changes in key employees. Such matters may cause us to incur higher wage expense and/or provide less student support and customer service, which could adversely affect enrollment, revenue, and expense. A significant amount of our compensation for key employees is tied to our financial performance. We may require new employees in order to execute some of our strategic plans. Uncertainty regarding our future financial performance may limit our ability to attract new employees with competitive compensation or increase our cost of recruiting and retaining such new employees.

We may not be able to successfully identify, pursue, or integrate acquisitions.

As part of our strategy, we are actively considering acquisition opportunities primarily in the U.S. We have acquired and expect to acquire additional education institutions or education related businesses that complement our strategic direction, some of which could be material to our operations. Any acquisition involves significant risks and uncertainties, including, but not limited to:

•	Inability to successfully integrate the acquired operations and personnel into our business and maintain uniform standards, controls, policies, and procedures;
•	Failure to secure applicable regulatory approvals;
•	Assumption of known and unknown liabilities;
•	Diversion of significant attention of our senior management from day-to-day operations;
•	Issues not discovered in our due diligence process, including compliance issues, commitments, and/or contingencies; and

•	Financial commitments, investments in foreign countries, and compliance with debt covenants and ED financial responsibility scores.

Expansion into new international markets will subject us to risks inherent in international operations.

As part of our strategy, we intend to continue to expand internationally and are considering acquisitions outside the U.S. To the extent that we expand internationally, we will face risks that are inherent in international operations including, but not limited to:

•	Compliance with foreign laws and regulations;
•	Management of internal operations;
•	Foreign currency exchange rate fluctuations;
•	Ability to protect intellectual property;
•	Monetary policy risks, such as inflation, hyperinflation, and deflation;
•	Price controls or restrictions on exchange of foreign currencies;
•	Political and economic instability in the countries in which we operate;
•	Potential unionization of employees under local labor laws;
•	Multiple and possibly overlapping and conflicting tax laws;
•	Inability to cost effectively repatriate cash balances; and
•	Compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act.

Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.

Our effective tax rate could be subject to volatility or be adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. For example, recent changes to U.S. tax laws significantly impacted how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws, due in part to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. In addition, the recent U.S. tax law changes, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), are subject to further interpretations from U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or Internal Revenue Service, and this could change the provisional tax liability or the accounting treatment of the provisional tax liability based on updated guidance and interpretations. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) is payable by us over a period of up to eight years. As a result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full. In addition, Adtalem has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, which expires in fiscal year 2020, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents, and royalties. If this law is not extended, or a similar law adopted, our consolidated tax provision would be impacted beginning in our fiscal year 2021, and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in various tax law provisions; tax treatment of stock-based compensation; costs related to intercompany or other restructurings; or other changes in tax rates, laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we have accrued tax and related interest for potential adjustments to tax liabilities for prior years, there can be no assurance that the outcomes from these continuous examinations will not have a material effect, either positive or negative, on our business, financial condition, and results of operations.

Our goodwill and intangible assets potentially could be impaired if our business results and financial condition were materially and adversely impacted by risks and uncertainties.

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations, and changes in forecasts or market expectations related to future results. If our market capitalization were to remain below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of our reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. As of June 30, 2020, intangible assets from business combinations totaled $287.5 million and goodwill totaled $686.2 million. Together, these assets equaled 44% of total assets as of such date. If our business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring a possible write-off of up to $287.5 million of intangible assets and up to $686.2 million of goodwill.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Adtalem’s leased facilities are occupied under leases whose remaining terms range from 1 to 11 years. A majority of these leases contain provisions giving Adtalem the right to terminate early or renew its lease for additional periods at various rental rates, although generally at rates higher than are currently being paid. Adtalem’s owned facilities total approximately 647,000 square feet worldwide. No facility that is owned by Adtalem is subject to a mortgage or other indebtedness.

Adtalem is leasing space to DeVry University at four facilities owned by Adtalem. Adtalem is subleasing space, in full or in part, at an additional 22 facilities, of which 14 are subleased to DeVry University and/or Carrington. Adtalem remains the primary lessee on the 22 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to five years.

Medical and Healthcare

Chamberlain

Chamberlain’s home office is located in Chicago, Illinois. Chamberlain currently operates 22 campuses in various U.S. locations, of which 3 are in Adtalem owned locations and 19 in leased facilities. Chamberlain’s total portfolio of academic and administrative operations comprise approximately 0.95 million square feet.

AUC

AUC’s nine-acre campus is located in St. Maarten. The campus is owned and includes approximately 218,500 square feet of academic, student-life, and student residence facilities. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, and recreational space facilities. The AUC campus is also supported by administrative staff located in office space in Miramar and Pembroke Pines, Florida.

RUSM

RUSM’s campus is located in Barbados and is comprised of approximately 474,000 square feet of leased facilities. Educational facilities include 102,000 square feet of classrooms, labs for anatomy and radiology imaging, simulation, physiology and pathology, exam rooms, private and group study, and faculty and administrative space. A residential village includes 5,000 square feet of administrative student services space surrounded by shopping and recreational facilities and over 400 multi-bedroom student units totaling 367,000 square feet. The RUSM campus is also supported by administrative staff located in office space in Miramar and Pembroke Pines, Florida.

RUSVM

RUSVM’s pre-clinical instructional campus of approximately 257,000 square feet is located on a 50-acre campus in St. Kitts, which is owned. Educational facilities include an anatomy/clinical building, pathology building, research building with state-of-the-art necropsy lab, classroom buildings, administration building, bookstore, cafeteria, and a library/learning resource center. Animal care facilities include kennels, an aviary, and livestock barns. Student-life and student residence facilities are also located on the campus. The RUSVM campus is also supported by administrative staff located in office space in North Brunswick, New Jersey.

Financial Services

Financial Services leases approximately 35,000 square feet for its administrative operations in various U.S. and international locations. Becker classes are conducted in leased facilities, fewer than 10 of which are leased on a full-time basis. The remaining classes are conducted in facilities that are leased on an as-needed basis, allowing classes to be added, expanded, relocated, or closed as current enrollments require.

Home Office

Adtalem’s home office staff is located in a leased facility in Chicago, Illinois utilizing approximately 32,000 square feet of office space.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows, along with each executive officer’s position, age, and business experience as of the date of this filing:

Name and Current Position	Age	Business Experience
Lisa W. Wardell Chairman of the Board, President and Chief Executive Officer, Adtalem Global Education	50

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

Name and Current Position	Age	Business Experience
Kathy Boden Holland Group President, Medical and Healthcare Education, Adtalem Global Education	53

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

Dr. Karen Cox President, Chamberlain University	60

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

Michael O. Randolfi Senior Vice President and Chief Financial Officer, Adtalem Global Education	48

Mr. Randolfi joined Adtalem in August 2019 as Senior Vice President and Chief Financial Officer. Prior to joining Adtalem, Mr. Randolfi served as the Chief Financial Officer of Groupon, Inc. since April 2016. Prior to Groupon, Mr. Randolfi served as Chief Financial Officer of Orbitz Worldwide, Inc. from March 2013 until November 2015 (when he departed following its acquisition by Expedia, Inc.). Prior to Orbitz, Mr. Randolfi spent fourteen years with Delta Airlines in a variety of executive financial roles culminating in Senior Vice President and Controller.

Stephen W. Beard Chief Operating Officer, Adtalem Global Education	49

Mr. Beard joined Adtalem in February 2018 as Senior Vice President, Secretary and General Counsel. In January 2019, Mr. Beard was appointed Chief Operating Officer and General Counsel. In February 2020, Mr. Beard assumed responsibilities for the Financial Services segment and his General Counsel responsibilities were transferred to Mr. Patterson. Prior to joining Adtalem, Mr. Beard held a variety of leadership roles at Heidrick & Struggles, International from 2003 through 2018 and was most recently Executive Vice President, Chief Administrative Officer and General Counsel.

Name and Current Position	Age	Business Experience
Chaka M. Patterson Senior Vice President and General Counsel, Adtalem Global Education	51

Mr. Patterson joined Adtalem in June 2018 as Vice President and Deputy General Counsel. In February 2020, Mr. Patterson was promoted to Senior Vice President and General Counsel.  Prior to joining Adtalem, Mr. Patterson served as Chief of the Civil Actions Bureau in the Cook County State Attorney’s Office during 2017. Previously, Mr. Patterson was Partner at Jones Day from 2013 through 2017.

Donna N. Jennings Senior Vice President, Human Resources, Adtalem Global Education	58

Ms. Jennings joined Adtalem in October 2006 as Senior Vice President of Human Resources. Prior to joining Adtalem, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Fernando Lau Senior Vice President, Chief Marketing Officer, Adtalem Global Education	44

Mr. Lau joined Adtalem in January 2010 as Vice President of Marketing and Admissions at Adtalem Brazil. In October 2016, Mr. Lau was appointed Senior Vice President and Chief Marketing Officer. Prior to joining Adtalem, Mr. Lau led the Trade Marketing departments of Motorola and Nokia in Brazil from 2007 to 2009.

Christopher C. Nash Senior Vice President, Chief Information Officer, Adtalem Global Education	53

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

Robert J. Phelan Vice President, Chief Accounting Officer, Adtalem Global Education	55

Mr. Phelan joined Adtalem in February 2020 as Vice President, Chief Accounting Officer. Prior to joining Adtalem, Mr. Phelan served as Senior Vice President, Finance - Corporate Controller / Risk Management / Asset Protection at Sears Holdings Corporation (“Sears”), the parent company of Kmart Holdings Corporation and Sears, Roebuck and Co., an integrated retailer with a national network of stores, since June 2018. Previously, Mr. Phelan was the Senior Vice President, Finance- Treasurer & Chief Audit Executive at Sears from July 2016 through May 2018. Mr. Phelan also served as Senior Vice President and President – Inventory & Space Management at Sears from September 2007 through June 2016.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Adtalem’s common stock is listed on the New York Stock Exchange and NYSE Chicago under the symbol “ATGE.” The stock transfer agent and registrar for Adtalem’s common stock is Computershare Investor Services, L.L.C.

Security Holders

There were 378 current holders of record of Adtalem’s common stock as of August 11, 2020. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, Adtalem’s 401(k) and profit sharing plan, and its Colleague Stock Purchase Plan.

Dividends

Adtalem did not pay any dividends in fiscal year 2019 or 2020. Adtalem does not expect to pay any cash dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Adtalem Board of Directors (the “Board”) and will be dependent on projections of future earnings, cash flow, financial requirements of Adtalem, and other factors as the Board deems relevant.

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

From January 1, 2006 to February 28, 2019, eligible ESPP participants purchased 450,095 shares of common stock under the ESPP at purchase prices ranging from $16.41 to $61.94 per share. Of the total shares of common stock purchased under the ESPP from January 1, 2006 to February 28, 2019, Adtalem inadvertently issued 250,095 shares of common stock that were not registered under federal securities laws and not authorized under the ESPP. Under the applicable provisions of federal securities laws, plan participants who purchased unregistered shares of common stock may seek to rescind the transaction within one year following the date of purchase, which is the applicable federal statute of limitation. The last potential rescission rights related to the shares of common stock held by the original purchasers expired by the statute of limitations on February 28, 2020.

Although the 250,095 shares of common stock purchased by ESPP participants through the ESPP were not registered prior to such purchase, ESPP participants may resell all such shares pursuant to Rule 144.

Adtalem terminated the ability to purchase shares of common stock under the ESPP and the last purchase made through the ESPP was on February 28, 2019. Adtalem implemented a new employee stock purchase plan approved by stockholders at Adtalem’s annual meeting of stockholders held on November 6, 2019 which allows for the issuance of 500,000 shares.

Additionally, effective March 31, 2019, Adtalem reduced the number of shares of common stock available under the Adtalem Global Education Inc. Fourth Amended and Restated Incentive Plan of 2013 by 250,095 shares of common stock to reduce any potential dilution to stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following information describes Adtalem’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 - April 30, 2020	—	$—	—	$345,231,045
May 1, 2020 - May 31, 2020	—	—	—	345,231,045
June 1, 2020 - June 30, 2020	—	—	—	345,231,045
Total	—	$—	—	$345,231,045
(1)	On November 8, 2018, we announced that the Board authorized the current share repurchase program to repurchase up to $300 million of Adtalem common stock through December 31, 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. Repurchases were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—	$—	NA	NA
May 1, 2020 - May 31, 2020	4,264	33.36	NA	NA
June 1, 2020 - June 30, 2020	882	31.48	NA	NA
Total	5,146	$33.04	NA	NA
(1)	Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

Performance Graph

The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on Adtalem’s common stock during the period from June 30, 2015 through June 30, 2020, with the cumulative return on the NYSE Composite Index (U.S. Companies), the New Peer Group, and the Old Peer Group (as defined below).

Comparison of Five-Year Cumulative Total Return

Among Adtalem Global Education Inc., NYSE Composite Index, and a Peer Group

	June 30,
	2015	2016	2017	2018	2019	2020
Adtalem Global Education Inc.	100.0	60.6	129.6	164.3	153.8	106.4
NYSE Composite Index (U.S. Companies)	100.0	99.9	114.9	125.4	134.5	126.0
New Peer Group (1)	100.0	83.2	131.9	166.3	195.3	181.2
Old Peer Group (1)	100.0	100.1	175.9	250.1	280.4	235.3

Data for this graph were provided by Zacks Investment Research.

Assumes $100 was invested on June 30, 2015 in Adtalem Global Education Inc. common stock, the NYSE Composite Index (U.S. Companies), the New Peer Group, and the Old Peer Group, and that all dividends were reinvested.

(1) The “New Peer Group” consists of the following companies selected on the basis of similarity in nature of their businesses: American Public Education, Inc., Chegg Inc., Graham Holdings Company, Grand Canyon Education, Inc., Laureate Education, Inc., Perdoceo Education Corporation (formerly known as Career Education Corporation), and Strategic Education, Inc. (formerly known as Strayer Education, Inc.). Adtalem believes that, including itself, these companies represent the majority of the market value of publicly traded companies whose primary business is education. The “Old Peer Group” consists of the following companies: American Public Education, Inc., Grand Canyon Education, Inc., Lincoln Educational Services Corporation, Perdoceo Education Corporation (formerly known as Career Education Corporation), Strategic Education, Inc., and Universal Technical Institute, Inc. We changed our peer group from fiscal year 2019 as follows: Lincoln Educational Services Corporation and Universal Technical Institute, Inc. were removed due to Adtalem exiting similar markets served by these companies as a result of our recent divestitures, while Chegg Inc., Graham Holdings Company, and Laureate Education, Inc. were added due to the similar nature of their businesses compared to Adtalem.

Item 6. Selected Financial Data

Our selected consolidated financial data shown below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements

and respective notes included in Item 8. “Financial Statements and Supplementary Data.” All results and data in the table below reflect continuing operations, unless otherwise noted. See Note 3 “Acquisitions” and Note 4 “Discontinued Operations and Assets Held for Sale” in the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information regarding the impact of our acquisitions and discontinued operations. Operating results for business combinations are included since the date of each respective acquisition. Total assets prior to fiscal year 2020 do not reflect the impact of Accounting Standards Update No. 2016-02: “Leases (Topic 842).” The data shown below are not necessarily indicative of results to be expected for any future period (in thousands, except per share data).

	Fiscal Year
	2020	2019	2018	2017	2016
Statement of Income Data:
Revenue	$1,052,001	$1,013,843	$960,277	$931,569	$883,978
Depreciation	$34,428	$33,759	$33,004	$35,688	$37,875
Amortization	$11,828	$8,513	$8,774	$8,186	$1,265
Interest and dividend income	$3,688	$3,968	$598	$172	$4
Interest expense	$19,510	$19,898	$11,581	$6,894	$2,060
Income from continuing operations, net of tax	$243,981	$107,247	$68,429	$77,388	$106,322
(Loss) income from discontinued operations, net of tax	$(329,315)	$(12,079)	$(34,660)	$44,895	$(109,488)
Net (loss) income attributable to Adtalem	$(85,334)	$95,168	$33,769	$122,283	$(3,166)
Diluted earnings per common share (EPS) from continuing operations	$4.51	$1.81	$1.10	$1.21	$1.65
Diluted (loss) earnings per common share (EPS)	$(1.58)	$1.60	$0.54	$1.91	$(0.05)
Shares used in calculating diluted EPS	54,094	59,330	62,280	64,019	64,371
Cash dividend declared per common share	$—	$—	$—	$0.18	$0.36
Balance Sheet Data:
Cash and cash equivalents	$500,516	$204,202	$372,928	$192,967	$290,144
Total assets	$2,228,687	$2,242,696	$2,344,961	$2,315,018	$2,096,996
Long-term debt	$294,000	$407,000	$300,000	$125,000	$—
Total shareholders' equity	$1,310,421	$1,391,530	$1,519,286	$1,669,039	$1,582,087
Other Selected Data:
Net cash provided by operating activities	$107,692	$204,858	$239,189	$230,920	$231,483
Capital expenditures	$44,137	$57,574	$46,622	$22,805	$37,571

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

Discussions within this MD&A may contain forward-looking statements. See the “Forward-Looking Statements” section preceding Part I of this Annual Report on Form 10-K for details about the uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements. Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this report.

Throughout this MD&A, we sometimes use information derived from the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” and the notes thereto but not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these items are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. See the “Non-GAAP Financial Measures and Reconciliations” section for the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures.

Certain items presented in tables may not sum due to rounding. Percentages presented are calculated from the underlying numbers in thousands. Discussions throughout this MD&A are based on continuing operations unless otherwise noted. The MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” and the notes thereto.

Segments

As of September 30, 2019, Adtalem eliminated its Business and Law reportable segment when Adtalem Education of Brazil (“Adtalem Brazil”) was classified as discontinued operations and assets held for sale. In addition to the sale of Adtalem Brazil, which was completed on April 24, 2020, during the second quarter of fiscal year 2019, Adtalem divested Carrington College (“Carrington”) and DeVry University. In accordance with GAAP, we have classified the Adtalem Brazil, Carrington, and DeVry University entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude Adtalem Brazil, Carrington, and DeVry University operations, unless otherwise noted. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discontinued operations information.

We present two reportable segments as follows:

Medical and Healthcare – Offers degree and non-degree programs in the medical and healthcare postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM are collectively referred to as the “medical and veterinary schools.”

Financial Services – Offers test preparation, certifications, conferences, seminars, memberships, and subscriptions to business professionals in the areas of accounting, anti-money laundering, banking, and mortgage lending. This segment includes the operations of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine.

“Home Office and Other” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 21 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Certain expenses previously allocated to Adtalem Brazil within our former Business and Law segment during fiscal years 2018 and 2019 have been reclassified to the Home Office and Other segment based on discontinued operations reporting guidance regarding allocation of corporate overhead. For fiscal year 2020, home office costs to support the remaining continuing operations are being allocated to the Medical and Healthcare and Financial Services segments.

Fiscal Year 2020 Highlights

Financial and operational highlights for fiscal year 2020 include:

●	Adtalem revenue grew $38.2 million, or 3.8%, in fiscal year 2020 compared to the prior year. Both the Medical and Healthcare and Financial Services segments saw increased revenue.
●	Net loss attributable to Adtalem was $85.3 million in fiscal year 2020 compared to net income attributable to Adtalem of $95.2 million in the prior year. This decrease was primarily driven by a pre-tax loss on the sale of Adtalem Brazil of $287.6 million recorded in fiscal year 2020 and a pre-tax legal settlement loss of $45.0 million (see Note 20. “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”), partially offset by a pre-tax gain of $110.7 million recorded in fiscal year 2020 on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated sales price through the mitigation of the currency exchange rate risk. Net income from continuing operations attributable to Adtalem excluding special items of $123.5 million decreased $12.6 million, or 9.3%, in fiscal year 2020 compared to the prior year. This decrease was principally attributable to the loss of AUC and RUSM clinical revenue and ACAMS conference revenue due to the novel coronavirus (“COVID-19” or “virus”) pandemic restrictions. These negative drivers were partially offset by increased income contributions from Chamberlain and RUSVM.
●	For the May 2020 session, new and total student enrollment at Chamberlain increased 5.4% and 8.2%, respectively, compared to the same term last year. Chamberlain continues to invest in its programs, student services, and campus locations.
●	New enrollment at the medical and veterinary schools increased by 9.7% for the May 2020 term compared to the prior year. New enrollment for all terms combined in fiscal year 2020 increased by 2.5% compared to the prior year.
●	The acquisition of OCL in May 2019, contributed to revenue growth in the Financial Services segment of 11.0% in fiscal year 2020 compared to the prior year. ACAMS memberships have increased to more than 81,000 as of June 30, 2020 compared to more than 75,000 as of June 30, 2019.
●	Adtalem continued its eleventh share repurchase program by repurchasing a total of 3,838,275 shares of Adtalem’s common stock at an average cost of $35.66 per share during fiscal year 2020. On February 4, 2020, we announced that the Adtalem Board of Directors approved the twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. Repurchases were suspended on March 12, 2020 due to the economic uncertainty caused by COVID-19 pandemic. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

COVID-19

On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The virus has had tragic consequences across the globe. COVID-19 is altering business and consumer activity across almost all industries. Management has initiated several changes to the operations of our institutions and administrative functions in order to protect the health of Adtalem employees, students, and customers and to mitigate the financial effects of the virus and its resultant economic slowdown. We will continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students and employees.

Results of Operations

COVID-19 resulted in estimated revenue losses of approximately $29 million, operating income losses of approximately $19 million and loss of earnings per share in the range of approximately $0.27 to $0.29 in fiscal year 2020. In addition, Adtalem implemented a workforce reduction of 32 positions in the fourth quarter of fiscal year 2020 to become more cost effective in response to COVID-19. The resulting severance charge in the fourth quarter of fiscal year 2020 was not significant and Adtalem did not incur any other significant incremental costs due to COVID-19 in fiscal year 2020. Management anticipates further negative COVID-19 effects to consolidated revenue, net income, and earnings per share into fiscal year 2021 for as long as social distancing and other measures established to combat the virus continue. COVID-19 effects on fiscal year 2020 results of operations of the Adtalem institutions is described below.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their Bachelor of Science in Nursing (“BSN”) degree; as a result of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs are continuing to successfully operate. COVID-19 did not result in significant revenue losses or costs increases at Chamberlain in fiscal year 2020. The extent of the impact in fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19 and whether the pandemic affects healthcare facilities’ ability to continue to provide clinical experiences, some of which had resumed as of July 2020. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law on March 27, 2020. It was a response to the market volatility and instability resulting from the COVID-19 pandemic, and includes provisions to support individuals and businesses in the form of loans, grants, and tax changes, among other types of relief. In June 2020,

Chamberlain was awarded two grants under the CARES Act totaling approximately $8.0 million. Management determined that 100% of these funds will be redistributed to eligible students who demonstrate need. As a result, these funds were recorded as zero net revenue and, thus, did not have a significant effect on the results of operations, financial position, or cash flows of Adtalem in fiscal year 2020.

●AUC and RUSM: Medical students enrolled in the basic science portion of their program have transitioned to online learning. Many students have moved from St. Maarten and Barbados and are continuing their studies remotely from other locations. COVID-19 did not result in significant revenue losses or increased costs within the basic science programs at the medical schools in fiscal year 2020. The virus will likely have minimal impact on the basic science program revenue in fiscal year 2021, unless students choose to not continue or start their studies during this time of uncertainty. At this time, AUC and RUSM have seen mixed signals from prospective students. The extent of the impact in fiscal year 2021 will be determined based on the length and severity of the economic effects of COVID-19. Students who have completed their basic science education progress to clinical rotations in the U.S. (and in the U.K. for AUC). Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses from April through June 2020. Management estimates that this suspension reduced combined revenue by approximately $13 million and reduced combined operating income by approximately $10 million in fiscal year 2020 at AUC and RUSM. The suspension will likely have a negative effect on revenue and operating income in the first half of fiscal year 2021 and for as long as the pandemic affects hospitals’ ability to provide clinical experiences. Based on recent surveys, almost all of the clinical partners of AUC and RUSM have or are currently planning to resume their clinical programs between July and October 2020. Adtalem has clinical partnerships with hospitals across the U.S. (and in the U.K. for AUC), minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income, management estimates that housing revenue and operating income of approximately $4 million and $2 million, respectively, was also lost due to students moving off of St. Maarten and Barbados to continue basic science studies remotely. Other key events effecting operations due to COVID-19 include the following: (i) waived MCAT and other entrance exam requirements as allowed by ED; (ii) USMLE, Step 2 Clinical Skills testing is not currently available. This has been a requirement for graduation and for certification by the Educational Commission for Foreign Medical Graduates to enter the U.S. residency match. RUSM and AUC have developed alternative pathways to replace this requirement; and (iii) flexibility to use online clinical training has been granted by accreditors and other U.S. bodies. This is critical to keeping many students on track to graduate and enter the 2021 residency match.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students moved from St. Kitts in March 2020 to continue their studies remotely from other locations. A portion of students at specific junctures of their basic science education have traveled back to St. Kitts in July 2020 and will resume classroom based learning in August 2020. COVID-19 did not result in significant revenue losses or cost increases within the basic science program in fiscal year 2020. The virus will likely have minimal impact on the basic science program in fiscal year 2021, unless students choose to not continue or start their studies during this time of uncertainty, RUSVM has seen limited indications of this to date. The extent of the impact on the basic science program in fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, New Zealand, Australia, and Europe. A few universities have suspended onsite clinical experiences and transitioned students to online education, while other universities have continued to offer onsite clinical courses. The suspensions did not significantly reduce revenue or operating income in fiscal year 2020. The extent of the impact on clinical experiences in fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19, but we do not expect a significant impact from COVID-19 at RUSVM.
●Financial Services: Most Financial Services content, including exam preparation, certification training, continuing education, and subscriptions is delivered online. Any classroom-based learning has been moved to online. No significant COVID-19 related costs increases were realized in Financial Services in fiscal year 2020.  COVID-19 did result in estimated revenue losses of approximately $12 million and operating income losses of approximately $5 million in fiscal year 2020, driven principally by the cancellation of ACAMS live conferences and at Becker from Prometric closing CPA testing sites, along with a number of CPA firms either delaying start dates for, or rescinded altogether, offers of employment to recent college graduates. This dampened a key driver of demand in the fourth quarter of fiscal year 2020, which is normally a time of robust demand because of the influx of new college graduates looking to begin their CPA exam preparation. ACAMS live conference revenue will not be realized so long as social distancing and group gathering is limited. The virus is expected to negatively impact Financial Services revenue and operating income in fiscal year 2021, again driven by the loss of ACAMS live conference revenue and continued weakness in demand at Becker. Adtalem is benefitting from event cancelation insurance coverage and was able to recover a portion of the lost operating income from the canceled Hollywood, Florida conference; however, no large future conferences are covered by this insurance. A virtual conference was conducted in June 2020 and it is possible some conference revenue could be replaced with virtual events in the future, but loss of conference revenue is likely as ACAMS has canceled all live conferences through December 2020. Virtual conferences are unlikely to generate the same level of revenue and operating income as live conferences. Management believes that other than the ACAMS conferences, longer-term operating results in the Financial Services segment will not be significantly affected by COVID-19 unless there are major employment losses with accounting professionals and recent accounting graduates, or in the banking and mortgage sectors. This is not known and cannot be predicted at this time. At Becker, CPA testing sites began reopening in June 2020 at limited capacity, however, hiring at CPA firms has not yet fully recovered.
●Administrative Operations: Most institution and home office administrative operations continue to be delivered and performed remotely. This includes operations both in the U.S. and in all foreign locations. These remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. No significant home office costs were incurred related to COVID-19 in fiscal year 2020 and no such costs are anticipated in fiscal year 2021.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of June 30, 2020, at this time none of the effects are considered significant enough to create an impairment triggering event since our annual goodwill impairment assessment on May 31, 2020. While management has considered the effects of the COVID-19 pandemic in evaluating the existence of an impairment triggering event, it is possible that effects to consolidated revenue, net income, cash flows, and earnings per share will be more significant than currently expected if the economic effects of the COVID-19 pandemic and social distancing measures established to combat the virus continue for an extended period of time in fiscal year 2021. Should economic conditions deteriorate beyond expectations into fiscal year 2021, an impairment triggering event could arise and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash balance at June 30, 2020, was $500.5 million. Adtalem generated $149.6 million in operating cash flow from continuing operations in fiscal year 2020. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $300 million revolving credit facility with availability of $231.6 million as of June 30, 2020. Management currently projects that COVID-19 will continue to have an effect on operations; however, we believe the current balances of cash, cash generated from operations, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future, unless significant investment opportunities should arise.

As noted above, Adtalem maintains a credit agreement (the “Credit Agreement”) that provides for (1) a $300 million revolving facility (“Revolver”) with a maturity date of April 13, 2023 and (2) a $300 million senior secured Term B loan (“Term B Loan”) with a maturity date of April 13, 2025. We refer to the Revolver and Term B Loan collectively as the “Credit Facility.” With interest rates at historically low levels, management entered into an interest rate swap agreement in March 2020 with a multinational financial institution that effectively converts the variable rate interest on the Term B Loan borrowings to a fixed rate of 3.946% for essentially the remaining term of the Term B Loan. The Credit Facility contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the Credit Agreement (see the Credit Agreement, as filed under Form 8-K dated April 13, 2018). These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of June 30, 2020.

Results of Operations

The following table presents selected Consolidated Statements of Income (Loss) data as a percentage of revenue for each of the periods indicated.

	Year Ended June 30,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of educational services	46.6%	46.5%	48.1%
Student services and administrative expense	37.6%	35.4%	34.1%
Restructuring expense	2.7%	5.2%	0.4%
Gain on sale of assets	(0.5)%	0.0%	0.0%
Settlement gains	0.0%	(2.6)%	0.0%
Total operating cost and expense	86.5%	84.6%	82.6%
Operating income	13.5%	15.4%	17.4%
Net other income (expense)	9.0%	(1.6)%	(1.1)%
Income from continuing operations before income taxes	22.5%	13.8%	16.3%
Benefit from (provision for) income taxes	0.6%	(3.2)%	(9.2)%
Equity method investment loss	0.0%	0.0%	(0.0)%
Income from continuing operations	23.1%	10.5%	7.1%
Loss from discontinued operations, net of tax	(31.3)%	(1.1)%	(3.5)%
Net (loss) income	(8.2)%	9.4%	3.6%
Net loss (income) attributable to redeemable noncontrolling interest	0.0%	(0.0)%	(0.1)%
Net (loss) income attributable to Adtalem	(8.1)%	9.4%	3.5%

Fiscal Year Ended June 30, 2020 vs. Fiscal Year Ended June 30, 2019

Revenue

The following table presents revenue by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$849,861	$167,211	$(3,229)	$1,013,843
Organic growth (decline)	16,567	(10,827)	3,229	8,969
Effect of acquisitions	—	29,189	—	29,189
Fiscal year 2020 as reported	$866,428	$185,573	$—	$1,052,001

Fiscal year 2020 % change:
Organic growth (decline)	1.9%	(6.5)%	NM	0.9%
Effect of acquisitions	—	17.5%	NM	2.9%
Fiscal year 2020 % change as reported	1.9%	11.0%	NM	3.8%

Total consolidated revenue for fiscal year 2020 of $1,052.0 million increased 3.8%, or $38.2 million, compared to the prior year. Excluding the revenue added from OCL, which was acquired in the fourth quarter of fiscal year 2019, revenue grew 0.9%, or $9.0 million, in fiscal year 2020 compared to the prior year.

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 1.9%, or $16.6 million, to $866.4 million in fiscal year 2020 compared to the prior year. The increase in revenue in fiscal year 2020 is driven primarily by increasing student enrollment at Chamberlain and increased housing revenue at RUSM from its Barbados campus. These increases were partially offset by the estimated loss of approximately $13 million of clinical revenue at AUC and RUSM due to the COVID-19 related suspensions of clinical programs at partner hospitals.

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2020
Session	July 2019	Sept. 2019	Nov. 2019	Jan. 2020	Mar. 2020	May 2020
New students	2,396	5,595	2,711	5,293	3,073	4,213
% change from prior year	(5.0)%	2.9%	3.6%	11.2%	12.7%	5.4%
Total students	28,691	31,736	31,215	33,850	33,748	33,407
% change from prior year	2.3%	1.4%	1.2%	4.6%	5.1%	8.2%

	Fiscal Year 2019
Session	July 2018	Sept. 2018	Nov. 2018	Jan. 2019	Mar. 2019	May 2019
New students	2,523	5,435	2,617	4,759	2,726	3,997
% change from prior year	1.0%	9.5%	(6.7)%	6.4%	(3.7)%	2.6%
Total students	28,037	31,295	30,833	32,354	32,104	30,867
% change from prior year	4.6%	4.1%	3.7%	3.3%	3.4%	1.8%

Chamberlain revenue increased 5.0%, or $24.2 million, to $511.7 million in fiscal year 2020 compared to the prior year, driven by increases in total student enrollment during each fiscal year 2020 enrollment session as well as tuition and fee price increases. Chamberlain admitted its largest class of campus students in September 2019.

Chamberlain currently operates 22 campuses in 15 states. Chamberlain’s newest campus in San Antonio, Texas, began instruction in October 2019.

Tuition Rates:

Tuition for the Bachelor of Science in Nursing (“BSN”) onsite degree program ranges from $675 to $720 per credit hour ($675 per credit hour in fiscal year 2019). Tuition for the Registered Nurse to BSN (“RN-to-BSN”) online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. Tuition for the Family Nurse Practitioner (“FNP”) degree program is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $775 per credit hour ($750 per credit hour in fiscal year 2019). Tuition for the Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program, which began in September 2019, is $695 per credit hour. All of these tuition rates are unchanged from the prior year unless noted. These tuition rates do not include the cost of books, supplies, transportation, or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2020
Semester	Sept. 2019	Jan. 2020	May 2020
New students	872	486	544
% change from prior year	(1.9)%	3.2%	9.7%
Total students	5,608	5,643	5,186
% change from prior year	(4.7)%	1.7%	(0.7)%

	Fiscal Year 2019
Semester	Sept. 2018	Jan. 2019	May 2019
New students	889	471	496
% change from prior year	9.5%	(8.5)%	(0.6)%
Total students	5,887	5,548	5,220
% change from prior year	2.5%	(6.6)%	(6.0)%

The medical and veterinary schools’ revenue decreased 2.1%, or $7.7 million, to $354.8 million in fiscal year 2020 compared to the prior year. The principal drivers of the decrease were declines in revenue driven by lower basic science enrollment at RUSM, increased discounts and scholarships from listed tuition rates at AUC, and the lower clinical weeks delivered at the medical schools, primarily the result of the COVID-19 related suspensions of clinical education programs at partner hospitals. Partially offsetting this decrease was higher housing revenue at the new Barbados campus of RUSM, higher revenue at RUSVM due to higher enrollment, and tuition price increases at each institution.

In the May 2020 semester, total student enrollment increased at RUSVM and declined at AUC and RUSM. New student enrollment increased at AUC and RUSVM and declined at RUSM. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing RUSM affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing investments. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, heightened competition may continue to adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs resulting in lower tuition revenue.

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

Financial Services

Revenue in the Financial Services segment increased 11.0%, or $18.4 million, to $185.6 million in fiscal year 2020 compared to the prior year. Excluding the revenue of $29.2 million added with the acquisition of OCL, which occurred in the fourth quarter of fiscal year 2019, and the decrease in revenue of $5.5 million attributable to the divestiture of Becker’s courses for healthcare students, which was completed in August 2019, revenue declined 3.3%, or $5.3 million, in fiscal year 2020 compared to the prior year. ACAMS conference related revenue in fiscal year 2020 declined approximately $5.1 million compared to the prior year, driven by the estimated loss of approximately $7 million of revenue from COVID-19 related cancelations of live conferences. Another contributing factor to the lower revenue was COVID-19 related estimated losses of approximately $4 million at Becker driven by Prometric CPA testing site closures and CPA firms either delaying start dates for, or rescinding altogether, offers of employment to recent college graduates.  This dampened a key driver of demand in the fourth quarter of fiscal year 2020, which is normally a time of robust demand because of the influx of new college graduates looking to begin their CPA exam preparation. The revenue decrease was partially offset by growth in other ACAMS product sales. ACAMS memberships have increased to more than 81,000 as of June 30, 2020 compared to 75,000 as of June 30, 2019, driven by strong domestic growth as well as expansion in the Asia Pacific and European regions.

Cost of Educational Services

The largest component of cost of educational services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and the provision for bad debts. The following table presents cost of educational services by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$441,620	$30,724	$(562)	$471,782
Cost increase (decrease)	13,503	(5,512)	2,604	10,595
Effect of acquisitions	—	7,677	—	7,677
Fiscal year 2020 as reported	$455,123	$32,889	$2,042	$490,054

Fiscal year 2020 % change:
Cost increase (decrease)	3.1%	(17.9)%	NM	2.2%
Effect of acquisitions	—	25.0%	NM	1.6%
Fiscal year 2020 % change as reported	3.1%	7.0%	NM	3.9%

Cost of educational services increased 3.9%, or $18.3 million, to $490.1 million in fiscal year 2020 compared to the prior year. Excluding the costs added with the acquisition of OCL, which occurred in the fourth quarter of fiscal year 2019, cost of educational services increased 2.2%, or $10.6 million, in fiscal year 2020 compared to the prior year. Cost increased in the fiscal year 2020 due to increased housing costs of $6.5 million at RUSM’s Barbados campus and increased bad debt expense of $6.3 million in fiscal year 2020, primarily related to the credit extension program at the medical and veterinary schools. Management evaluates the collectability of receivable balances on a quarterly basis and bad debt reserves incorporate the most recent facts and analytics. During fiscal year 2020, management instituted changes in how the credit extension portfolio is managed. Changes in collection efforts have resulted in greater insight as to the underlying performance of the portfolio. These insights coupled with our most recent set of circumstances, facts and analytics, resulted in management increasing the bad debt reserve. The cost increases were partially offset by lower operating expenses driven by cost control initiatives across all institutions and lower costs associated with not delivering instruction and services due to the COVID-19 related revenue losses as noted above.

As a percentage of revenue, cost of educational services remained nearly flat at 46.6% in fiscal year 2020 compared to 46.5% in the prior year.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to sales, student admissions, marketing and advertising, general and administrative, curriculum development, and amortization expense of finite-lived intangible assets related to business acquisitions. The following table presents student services and administrative expense by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$227,023	$101,021	$31,298	$359,342
Cost increase (decrease)	16,537	6,155	(9,241)	13,451
Effect of acquisitions	—	23,045	—	23,045
Fiscal year 2020 as reported	$243,560	$130,221	$22,057	$395,838

Fiscal year 2020 % change:
Cost increase	7.3%	6.1%	NM	3.7%
Effect of acquisitions	—	22.8%	NM	6.4%
Fiscal year 2020 % change as reported	7.3%	28.9%	NM	10.2%

Student services and administrative expense increased 10.2%, or $36.5 million, to $395.8 million in fiscal year 2020 compared to the prior year. Excluding the costs added with the acquisition of OCL, which occurred in the fourth quarter of fiscal year 2019, student services and administrative expense increased 3.7%, or $13.5 million, in fiscal year 2020 compared to the prior year. Cost increases to support future enrollment growth at Chamberlain, the medical and veterinary schools, and ACAMS were the primary drivers of the increase in expense in fiscal year 2020. Amortization of finite-lived intangible assets increased $3.3 million in fiscal year 2020 compared to the prior year, driven by OCL intangible asset amortization. In the table above, approximately $18.4 million of the cost reduction in fiscal year 2020 at home office was driven by reallocation of costs from Home Office and Other to the Medical and Healthcare and Financial Services segments. This decrease was partially offset by an increase on home office costs not allocated to the business segments.

As a percentage of revenue, student services and administrative expense was 37.6% in fiscal year 2020 compared to 35.4% in the prior year. Amortization expense for OCL intangible assets and costs to support enrollment growth caused the increase in this percentage.

Restructuring Expense

Restructuring expense in fiscal year 2020 was $28.6 million compared to $53.1 million in fiscal year 2019. The primary driver of the decreased restructure expense was the result of the impairment of property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica recorded during fiscal year 2019. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on restructuring charges.

Gain on Sale of Assets

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds of $6.4 million from the sale of this facility resulted in a gain on the sale of $4.8 million in fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 21 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” There was no corresponding gain in fiscal year 2019.

Settlement Gains

In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria in fiscal year 2018. AUC and RUSM have completed substantially all planned repairs and replacement of damaged facilities and equipment. AUC and RUSM received total insurance proceeds of $110.0 million to fully cover the cumulative expense incurred for the evacuation process, temporary housing and transportation of students, faculty and staff, incremental costs of teaching at alternative sites, and cumulative impairment write-downs. These costs totaled $106.7 million, less $12.3 million in deductibles, which were adjusted in the second quarter of fiscal year 2019 from $13.4 million recorded in the first quarter of fiscal year 2018. The resulting gain of $15.6 million was recorded in the second quarter of fiscal year 2019. There is no corresponding gain in fiscal year 2020.

In the fourth quarter of fiscal year 2019, a lawsuit brought by shareholders against the Adtalem Board of Directors (the “Board”) was settled in favor of the plaintiff. The settlement resulted in $16.0 million in proceeds to Adtalem, which was paid in the fourth quarter of fiscal year 2019 under Adtalem’s Directors and Officers liability insurance policy. Attorney fees and costs to defend this lawsuit totaling $5.4 million were offset against the gain, resulting in a net gain of $10.6 million. There is no corresponding gain in fiscal year 2020.

Operating Income

The following table presents operating income by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2019 as reported	$155,122	$34,163	$(33,455)	$155,830
Organic change	(13,473)	(11,470)	9,866	(15,077)
Effect of acquisitions	—	(1,533)	—	(1,533)
Restructuring expense change	39,959	(3,538)	(11,982)	24,439
Gain on sale of assets change	—	—	4,779	4,779
Settlement gains	(15,571)	—	(10,607)	(26,178)
Fiscal year 2020 as reported	$166,037	$17,622	$(41,399)	$142,260

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Year Ended June 30,
	2020	2019	Increase (Decrease)
Medical and Healthcare:
Operating income (GAAP)	$166,037	$155,122	7.0%
Restructuring expense	1,707	41,666	(95.9)%
Settlement gains	—	(15,571)	NM
Operating income excluding special items (non-GAAP)	$167,744	$181,217	(7.4)%

Financial Services:
Operating income (GAAP)	$17,622	$34,163	(48.4)%
Restructuring expense	4,842	1,304	271.3%
Operating income excluding special items (non-GAAP)	$22,464	$35,467	(36.7)%

Home Office and Other:
Operating loss (GAAP)	$(41,399)	$(33,455)	(23.7)%
Restructuring expense	22,079	10,097	118.7%
Gain on sale of assets	(4,779)	—	NM
Settlement gains	—	(10,607)	NM
Operating loss excluding special items (non-GAAP)	$(24,099)	$(33,965)	29.0%

Adtalem Global Education:
Operating income (GAAP)	$142,260	$155,830	(8.7)%
Restructuring expense	28,628	53,067	(46.1)%
Gain on sale of assets	(4,779)	—	NM
Settlement gains	—	(26,178)	NM
Operating income excluding special items (non-GAAP)	$166,109	$182,719	(9.1)%

Total consolidated operating income decreased $13.6 million, to $142.3 million in fiscal year 2020 compared to the prior year. The primary driver of the decreased operating income was the result of the $26.2 million settlement gains recorded in fiscal year 2019. This decrease was partially offset by the decrease in restructuring expense of $24.4 million driven by the impairment of property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica recorded during fiscal year 2019. Consolidated operating income excluding special items decreased 9.1%, or $16.6 million, in fiscal year 2020 compared to the prior year. The primary drivers of this decrease were an increase in bad debt expense of $6.3 million, primarily related to the credit extension programs at the medical and veterinary schools and lower revenue at AUC and RUSM due to the COVID-19 related loss of clinical revenue. These negative drivers of operating income were partially offset by increased revenue at Chamberlain and efforts to manage salary, travel, and discretionary spending.

Medical and Healthcare

Medical and Healthcare segment operating income increased 7.0%, or $10.9 million, to $166.0 million in fiscal year 2020 compared to the prior year. Segment operating income excluding special items decreased 7.4%, or $13.5 million, in fiscal year 2020 compared to the prior year. The primary drivers of this decrease relate to increased marketing expense to drive future enrollment growth, increased bad debt expense, primarily related to the credit extension programs at the medical and veterinary schools, lower revenue at AUC and RUSM due to the estimated COVID-19 related loss of clinical revenue, which contributed to approximately $10 million in lost operating income, and an increase of approximately $15.0 million in home office costs reallocated from Home Office and Other to the Medical and Healthcare segment in fiscal year 2020 compared to the prior year. These negative drivers of operating income were partially offset by increased revenue at Chamberlain and efforts to manage salary, travel, and discretionary spending at all institutions.

Financial Services

Financial Services segment operating income decreased 48.4%, or $16.5 million, to $17.6 million in fiscal year 2020 compared to the prior year. Segment operating income excluding special items decreased 36.7%, or $13.0 million, in fiscal year 2020 compared to the prior year. The primary drivers of this decrease were estimated lost ACAMS conference and Becker operating income of approximately $4 million due to the COVID-19 revenue losses described above, increased costs at ACAMS to support future growth and an operating loss generated by OCL. In addition, approximately $3.4 million in home office costs were reallocated from Home Office and Other to the Financial Services segment in fiscal year 2020 compared to the prior year.

Net Other Income (Expense)

Net other income in fiscal year 2020 was $94.9 million compared to net other expense of $16.1 million in the prior year. The net other income increase was the result of a pre-tax gain of $110.7 million on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated sales price through the mitigation of the currency exchange rate risk (as discussed in Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). The derivative associated with the hedge did not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value were recorded within the income statement.

Benefit from (Provision for) Income Taxes

Our effective income tax rate (“ETR”) from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including the rate of tax applied to earnings outside the U.S., tax incentives, changes in valuation allowances, liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, our ETR is impacted by the provisions from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which include primarily a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), and a limitation of tax benefits on certain executive compensation. The impact of the Tax Act may be revised in future periods as we obtain additional data and any new regulations or guidance that may be released.

The ETR from continuing operations in fiscal year 2020 was negative 2.7%, a decrease from positive 23.5% in fiscal year 2019. This decrease is primarily due to not recording a tax provision on the pre-tax gain of $110.7 million on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated sales price through the mitigation of the currency exchange rate risk (see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information). Also, during fiscal year 2020, a net tax benefit special item of $25.7 million was recorded related to a former subsidiary investment loss claimed for the tax year ended June 30, 2018. Excluding the one-time effects of the derivative contract and the tax benefit on a former subsidiary investment loss in fiscal year 2020 (a non-GAAP financial measure), the ETR from continuing operations in fiscal year 2020 and 2019 was 15.3% and 23.5%, respectively. This decrease in the fiscal year 2020 rate was driven by an increase in the percentage of earnings from foreign operations compared to the prior year, partially offset by an increased net charge associated with the impact of GILTI.

On March 27, 2020 the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, temporarily increases the amount of interest expense the company is allowed to deduct on its U.S. federal tax returns for fiscal years 2019 and 2020, modifies the Tax Act to allow immediate expensing of qualified improvement property for U.S. federal income tax purposes retroactive to fiscal year 2018, and allows net operating losses incurred in fiscal years 2018, 2019, and 2020 to be carried back five-years and offset up to 100% of U.S. federal taxable income for tax years beginning before fiscal year 2021. Management continues to evaluate the impact of the CARES Act, but at present time does not expect that the provisions of the CARES Act would result in a material tax or cash benefit.

Discontinued Operations

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. Beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. The divestitures of Carrington and DeVry University operations were completed in the second quarter of fiscal year 2019 and the divestiture of Adtalem Brazil operations was completed in the fourth quarter of fiscal year 2020.

Total loss from discontinued operations for the year ended June 30, 2020 was $329.3 million. This loss consisted of the following: (i) a loss of $57.0 million driven by the operating results of Adtalem Brazil and ongoing litigation costs, settlements, and other divestiture costs related to the DeVry University, Carrington, and Adtalem Brazil divestitures; (ii) a loss on the sale of Adtalem Brazil of $287.6 million, which included a $293.4 million loss recognized from the reclassification of the cumulative foreign currency translation adjustments out of accumulated other comprehensive loss; and (iii) a benefit from income taxes of $20.8 million associated with the items listed above.

Management no longer discloses other discussions of operating results of these entities as comparable results are no longer meaningful.

Fiscal Year Ended June 30, 2019 vs. Fiscal Year Ended June 30, 2018

Revenue

The following table presents revenue by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2018 as reported	$815,674	$147,195	$(2,592)	$960,277
Organic growth (decline)	29,620	15,781	(637)	44,764
Effect of acquisitions	—	4,235	—	4,235
Hurricane impact	4,567	—	—	4,567
Fiscal year 2019 as reported	$849,861	$167,211	$(3,229)	$1,013,843

Fiscal year 2019 % change:
Organic growth	3.6%	10.7%	NM	4.7%
Effect of acquisitions	—	2.9%	NM	0.4%
Hurricane impact	0.6%	—	NM	0.5%
Fiscal year 2019 % change as reported	4.2%	13.6%	NM	5.6%

Total consolidated revenue for fiscal year 2019 of $1,013.8 million increased 5.6%, or $53.6 million, compared to fiscal year 2018.

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 4.2%, or $34.2 million, to $849.9 million in fiscal year 2019 compared to fiscal year 2018. In addition to organic growth, the revenue increase in fiscal year 2019 was positively affected by lower comparable revenue in fiscal year 2018 due to $4.6 million in lost revenue at AUC and RUSM (together the medical schools) as a result of students withdrawing due to the hurricane disruptions. Revenue in fiscal year 2019 increased at Chamberlain driven primarily by increasing student enrollment and increased at the medical and veterinary schools primarily driven by increased housing revenue at RUSM and tuition price increases.

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2019
Session	July 2018	Sept. 2018	Nov. 2018	Jan. 2019	Mar. 2019	May 2019
New students	2,523	5,435	2,617	4,759	2,726	3,997
% change from prior year	1.0%	9.5%	(6.7)%	6.4%	(3.7)%	2.6%
Total students	28,037	31,295	30,833	32,354	32,104	30,867
% change from prior year	4.6%	4.1%	3.7%	3.3%	3.4%	1.8%

	Fiscal Year 2018
Session	July 2017	Sept. 2017	Nov. 2017	Jan. 2018	Mar. 2018	May 2018
New students	2,497	4,962	2,806	4,472	2,830	3,896
% change from prior year	16.5%	(0.8)%	5.5%	6.9%	4.3%	3.1%
Total students	26,811	30,062	29,719	31,333	31,053	30,309
% change from prior year	6.3%	4.5%	5.1%	5.2%	4.5%	4.7%

Chamberlain revenue increased 3.1%, or $14.6 million, to $487.4 million in fiscal year 2019 compared to fiscal year 2018, driven primarily by higher new and total enrollment in all tracks of the MSN program, the campus-based BSN program, and the DNP program.

Tuition Rates (2019):

Tuition was $675 per credit hour for the BSN onsite program. Tuition for the RN-to-BSN online degree program was $590 per credit hour. Tuition for the online MSN program was $650 per credit hour. Tuition for the FNP degree program was $665 per credit hour. Tuition for the online DNP program was $750 per credit hour. Tuition for the MPH degree program was $550 per credit hour. All of these tuition rates were unchanged from fiscal year 2018. These tuition rates did not include the cost of books, supplies, transportation, or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2019
Semester	Sept. 2018	Jan. 2019	May 2019
New students	889	471	496
% change from prior year	9.5%	(8.5)%	(0.6)%
Total students	5,887	5,548	5,220
% change from prior year	2.5%	(6.6)%	(6.0)%

	Fiscal Year 2018
Semester	Sept. 2017	Jan. 2018	May 2018
New students	812	515	499
% change from prior year	0.7%	11.5%	9.0%
Total students	5,744	5,938	5,556
% change from prior year	(6.9)%	1.3%	1.2%

The medical and veterinary schools' revenue increased 5.7%, or $19.6 million, to $362.4 million in fiscal year 2019 compared to fiscal year 2018. The principal drivers of the increase were higher housing revenue at the new Barbados campus of RUSM and tuition price increases at the medical and veterinary schools. The revenue increase for fiscal year 2019 was positively affected by lower comparable revenue in fiscal year 2018 due to $4.6 million in lost revenue at the medical schools as a result of the students withdrawing due to the hurricane disruptions.

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

Tuition Rates (2019):

●	Effective for semesters beginning in September 2018, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program were $22,454 and $25,120, respectively, per semester. These tuition rates represented a 3.5% increase over the prior academic year.
●	Effective for semesters beginning in September 2018, tuition rates for the beginning basic sciences and Internal Medicine Foundations/final clinical portion of the programs at RUSM were $23,240 and $25,650, respectively, per semester. These tuition rates represented a 4.0% increase over the prior academic year.
●	For students beginning the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) were $20,304 per semester. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical curriculum were $18,859 and $23,676, respectively, per semester. These tuition rates represented a 3.0% increase over the prior academic year.

The respective tuition rates for AUC, RUSM and RUSVM did not include the cost of transportation, living expenses, or health insurance.

Financial Services

Revenue in the Financial Services segment increased 13.6%, or $20.0 million, to $167.2 million in fiscal year 2019 compared to fiscal year 2018. The increase was driven primarily by revenue growth at ACAMS and Becker. In addition, the acquisition in February 2018 of a 69% ownership interest in EduPristine and the acquisition of 100% equity interests of OCL in May 2019 contributed to the revenue growth in fiscal year 2019 compared to fiscal year 2018.

Cost of Educational Services

The largest component of cost of educational services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and the provision for bad debts. The following table presents cost of educational services by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2018 as reported	$429,896	$26,136	$5,525	$461,557
Cost increase (reduction)	25,096	2,921	(6,087)	21,930
Effect of acquisitions	—	1,667	—	1,667
Hurricane impact	(13,372)	—	—	(13,372)
Fiscal year 2019 as reported	$441,620	$30,724	$(562)	$471,782

Fiscal year 2019 % change:
Cost increase	5.8%	11.2%	NM	4.8%
Effect of acquisitions	—	6.4%	NM	0.4%
Hurricane impact	(3.1)%	—	NM	(2.9)%
Fiscal year 2019 % change as reported	2.7%	17.6%	NM	2.2%

Cost of educational services increased 2.2%, or $10.2 million, to $471.8 million in fiscal year 2019 compared to fiscal year 2018. Fiscal year 2018 expense included a $13.4 million charge representing the deductibles under insurance policies, incurred for facility and equipment impairment write-offs and the evacuations of the medical school students, faculty, and staff in the wakes of Hurricanes Irma and Maria. Cost increases at the medical schools in fiscal year 2019, excluding the insurance deductibles in fiscal year 2018, were partially driven by AUC and RUSM as operations returned to St. Maarten and moved to Barbados, respectively, and operating costs returned to normal levels. Costs in fiscal year 2018 were reduced as teaching operations were moved to an alternate site. In addition, expenses increased in fiscal year 2019 due to increased housing costs at RUSM’s Barbados campus, increased investment in growth in the Medical and Healthcare and Financial Services segments, and the acquisition in February 2018 of a 69% ownership interest in EduPristine and the acquisition of OCL in May 2019. Partially offsetting the cost increases were cost reduction measures at Adtalem’s home office, which were necessary with the divestitures of Carrington and DeVry University.

As a percentage of revenue, cost of educational services was 46.5% in fiscal year 2019 compared to 48.1% in fiscal year 2018. The decrease in the percentage in fiscal year 2019 was primarily the result of the cost reduction efforts across all institutions and the result of the negative effects on revenue and expense from Hurricanes Irma and Maria in fiscal year 2018.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to sales, student admissions, marketing and advertising, general and administrative, curriculum development, and amortization expense of finite-lived intangible assets related to business acquisitions. The following table presents student services and administrative expense by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2018 as reported	$195,304	$93,007	$39,396	$327,707
Cost increase (reduction)	31,719	3,780	(8,098)	27,401
Effect of acquisitions	—	4,234	—	4,234
Fiscal year 2019 as reported	$227,023	$101,021	$31,298	$359,342

Fiscal year 2019 % change:
Cost increase	16.2%	4.1%	NM	8.4%
Effect of acquisitions	—	4.6%	NM	1.3%
Fiscal year 2019 % change as reported	16.2%	8.6%	NM	9.7%

Student services and administrative expense increased 9.7%, or $31.6 million, to $359.3 million in fiscal year 2019 compared to fiscal year 2018. Cost increases to support enrollment growth at the medical and veterinary schools, Chamberlain, and ACAMS were the main drivers of the increase in costs. This increase was partially offset by cost reductions at Becker. Approximately $29.2 million of the increase in fiscal year 2019 was due to home office costs reallocated to continuing operations from Carrington and DeVry University.

As a percentage of revenue, student services and administrative expense was 35.4% in fiscal year 2019 compared to 34.1% in fiscal year 2018. Costs to support enrollment growth and the reallocation of home office expense to continuing operations noted above resulted in the increase in this percentage.

Restructuring Expense

Restructuring expense in fiscal year 2019 was $53.1 million compared to $3.9 million in fiscal year 2018. The primary driver of the increased restructure expense was the result of the impairment of property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica recorded during fiscal year 2019.

Settlement Gains

In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria in fiscal year 2018. AUC and RUSM have completed all planned repairs and replacement of damaged facilities and equipment. AUC and RUSM received total insurance proceeds of $110.0 million to fully cover the cumulative expense incurred for the evacuation process, temporary housing and transportation of students, faculty and staff, incremental costs of teaching at alternative sites, and cumulative impairment write-downs. These costs totaled $106.7 million, less $12.3 million in deductibles, which were adjusted in the second quarter of fiscal year 2019 from $13.4 million recorded in the first quarter of fiscal year 2018. The resulting gain of $15.6 million was recorded in the second quarter of fiscal year 2019. There is no corresponding gain in fiscal year 2018.

In the fourth quarter of fiscal year 2019, a lawsuit brought by shareholders against the Board was settled in favor of the plaintiff. The settlement resulted in $16.0 million in proceeds to Adtalem, which was paid in the fourth quarter of fiscal year 2019 under Adtalem’s Directors and Officers liability insurance policy. Attorney fees and costs to defend this lawsuit totaling $5.4 million were offset against the gain, resulting in a net gain of $10.6 million. There is no corresponding gain in fiscal year 2018.

Operating Income

The following table presents operating income by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2018 as reported	$189,672	$27,695	$(50,205)	$167,162
Organic change	(27,197)	9,081	13,549	(4,567)
Effect of acquisitions	—	(1,666)	—	(1,666)
Hurricane impact	17,939	—	—	17,939
Restructuring expense change	(40,863)	(947)	(7,406)	(49,216)
Settlement gains	15,571	—	10,607	26,178
Fiscal year 2019 as reported	$155,122	$34,163	$(33,455)	$155,830

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Year Ended June 30,
	2019	2018	Increase (Decrease)
Medical and Healthcare:
Operating income (GAAP)	$155,122	$189,672	(18.2)%
Restructuring expense	41,666	803	5,088.8%
Settlement gains	(15,571)	—	NM
Operating income excluding special items (non-GAAP)	$181,217	$190,475	(4.9)%

Financial Services:
Operating income (GAAP)	$34,163	$27,695	23.4%
Restructuring expense	1,304	357	265.3%
Operating income excluding special items (non-GAAP)	$35,467	$28,052	26.4%

Home Office and Other:
Operating loss (GAAP)	$(33,455)	$(50,205)	33.4%
Restructuring expense	10,097	2,691	275.2%
Settlement gains	(10,607)	—	NM
Operating loss excluding special items (non-GAAP)	$(33,965)	$(47,514)	28.5%

Adtalem Global Education:
Operating income (GAAP)	$155,830	$167,162	(6.8)%
Restructuring expense	53,067	3,851	1,278.0%
Settlement gains	(26,178)	—	NM
Operating income excluding special items (non-GAAP)	$182,719	$171,013	6.8%

Total consolidated operating income decreased 6.8%, or $11.3 million, to $155.8 million in fiscal year 2019 compared to fiscal year 2018. The primary driver of the decreased operating income in fiscal year 2019 was the increase in restructuring expense of $49.2 million driven by the impairment of property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica recorded during fiscal year 2019. This decrease was partially offset by the $26.2 million in settlement gains recorded during fiscal year 2019. Consolidated operating income excluding special items increased 6.8%, or $11.7 million, in fiscal year 2019 compared to fiscal year 2018. The primary driver of the increase in fiscal year 2019 was the impact of Hurricanes Irma and Maria of $17.9 million recorded in fiscal year 2018, which negatively impacted operating income.

Medical and Healthcare

Medical and Healthcare segment operating income decreased 18.2%, or $34.6 million, to $155.1 million in fiscal year 2019 compared to fiscal year 2018. Segment operating income excluding special items decreased 4.9%, or $9.3 million, to $181.2 million in fiscal year 2019 compared to fiscal year 2018. The primary drivers of the decrease in operating income in fiscal year 2019 related to cost increases to support future growth including $23.6 million in home office costs reallocated to continuing operations and the return to a normal level of expense at AUC and RUSM as operations returned to St. Maarten and moved to Barbados, respectively. This decrease was partially offset by fiscal year 2018 operating income being negatively impacted $17.9 million in reduced revenue and additional costs incurred due to the impacts of Hurricanes Irma and Maria.

Financial Services

Financial Services segment operating income increased 23.4%, or $6.5 million, to $34.2 million in fiscal year 2019 compared to fiscal year 2018. Operating income increased at ACAMS driven by increases in revenue and at Becker through increases in revenue and cost reduction efforts. These increases were partially offset by cost increases to support future growth including $5.6 million in home office costs reallocated to continuing operations.

Net Other Expense

Net other expense in fiscal year 2019 was $16.1 million compared to $11.0 million in fiscal year 2018. The net other expense increase was primarily the result of increased borrowings under Adtalem’s Credit Facility (as discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”).

Provision for Income Taxes

The ETR from continuing operations for fiscal year 2019 was 23.5%, a decrease from 56.4% for fiscal year 2018. Tax expense in fiscal year 2018 included a special item of $103.9 million related to the Tax Act. Also during fiscal year 2018, a net tax benefit special item of $48.9 million was recorded for Adtalem’s investment in Carrington. Excluding these special items (a non-GAAP financial measure), the ETR from continuing operations for fiscal year 2019 and 2018, was 23.5% and 21.2%, respectively. This increase in the fiscal year 2019 rate primarily reflects higher additional expense from provisions of the Tax Act that were effective beginning in fiscal year 2019 and a decrease in the percentage of earnings from foreign operations, which are taxed at lower rates than domestic earnings. This increase was partially offset by a lower U.S. tax rate resulting from the Tax Act. The provisions of the Tax Act impacting fiscal year 2019 include a tax on GILTI, a limitation of certain executive compensation, and the repeal of the domestic production activity deduction. We have elected to account for GILTI as a period cost. The ETR includes estimates of these new provisions.

Discontinued Operations

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. Beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. The divestitures of Carrington and DeVry University operations were completed in the second quarter of fiscal year 2019 and the divestiture of Adtalem Brazil operations was completed in the fourth quarter of fiscal year 2020. As a result, management no longer discloses operating results of these entities as comparable results are no longer meaningful.

Regulatory Environment

Student Payments

Adtalem’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials, and fees. These payments include funds originating as financial aid from various federal and state loan and grant programs, student and family educational loans (“private loans”), employer educational reimbursements, scholarships, and student and family financial resources. Adtalem continues to provide financing options for its students, including Adtalem’s credit extension programs.

The following table, which excludes Adtalem Brazil, Carrington, and DeVry University revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2018 and 2019. Final data for fiscal year 2020 is not yet available.

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

Financial Aid

Like other higher education institutions, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A. “Risk Factors” for a discussion of student financial aid related risks.

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

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University, agreed to certain compliance requirements regarding its past and future advertising, that DeVry University’s participation in Title IV programs is subject to provisional certification for five years and that DeVry University is required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit continues to be posted by Adtalem following the closing of the sale of DeVry University and reduces Adtalem’s borrowing capacity dollar-for-dollar under its Credit Facility (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”).

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2019 and 2018. Final data for fiscal year 2020 is not yet available.

	Fiscal Year
	2019	2018
Chamberlain University	62%	62%
American University of the Caribbean School of Medicine	75%	74%
Ross University School of Medicine	83%	81%
Ross University School of Veterinary Medicine	83%	82%

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third-party review reports that have been made publicly available, Adtalem’s institutions have met this lower threshold for each fiscal year since the commitment was made. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

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

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. Changes to the manner in which the composite score is calculated that are effective on July 1, 2020, will negatively affect future Adtalem scores; however, management does not believe these changes by themselves will result in the score falling below 1.5.  If Adtalem becomes unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then Adtalem could be subject to heightened cash monitoring or be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $500.5 million and $204.2 million as of June 30, 2020 and 2019, respectively, included cash and cash equivalents held at Adtalem’s international operations of $70.1 million and $75.3 million as of June 30, 2020 and 2019, respectively, which is available to Adtalem for general company purposes.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $0.6 million and $1.0 million was held in restricted bank accounts as of June 30, 2020 and 2019, respectively.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Year Ended June 30,
	2020	2019
Income from continuing operations	$243,537	$106,869
Non-cash items	16,204	113,099
Changes in assets and liabilities	(110,176)	(34,514)
Net cash provided by operating activities-continuing operations	$149,565	$185,454

Cash provided by operating activities by continuing operations in fiscal year 2020 was $149.6 million compared to $185.5 million in the prior year. Income from continuing operations increased by $136.7 million in fiscal year 2020 compared to the prior year.

The decrease in non-cash items of $96.9 million in fiscal year 2020 compared to the prior year was primarily driven by the following:

●	A decrease of $37.2 million in depreciation and write-offs of property and equipment. This was primarily the result of recording $39.1 million in impairment write-downs of property and equipment at RUSM’s Dominica campus in fiscal year 2019.
●	An increase of $54.7 million in amortization and adjustments to operating lease assets which results from the implementation of ASC 842 on July 1, 2019.
●	A decrease of $25.3 million in the deferred income tax provision related to the timing of deductions.
●	A decrease of $110.9 million in the realized and unrealized (gain) loss on investments and derivative contracts driven by a $110.7 million pre-tax gain on the deal-contingent foreign currency hedge arrangement entered into in the second quarter of fiscal year 2020 to economically hedge the Brazilian Real denominated sales price of Adtalem Brazil through mitigation of the currency exchange rate risk.
●	A decrease of $15.6 million in insurance settlement gain, which was recorded in fiscal year 2019 resulting from final settlement of hurricane claims which were in excess of expense recorded for hurricane related costs.
●	An increase of $6.3 million in provision for bad debts due to increases in reserves for financing agreements balances.
●	An increase in realized gain on the sale of assets of $4.8 million from the sale of the Columbus, Ohio, campus facility.

Changes in assets and liabilities from June 30, 2019 reduced operating cash flow by $110.2 million, driven by the following:

●	A $12.8 million decrease resulting from an increase in accounts receivable balances (excluding provisions for bad debts) at the medical and veterinary schools which are higher at June 30, 2020 compared to June 30, 2019 due to an increase in credit extension program balances and higher active student balances.
●	A $53.7 million decrease in operating lease liabilities which results from the payments under operating lease liabilities recorded upon the implementation of ASC 842 on July 1, 2019.
●	A $39.3 million decrease resulting from a change in prepaid expense and other current assets, accounts payable, accrued payroll and benefits, accrued liabilities, and other assets and liabilities balances driven primarily by a decrease of $25.7 million for a remeasurement of an uncertain tax provision liability. The remainder of the decrease relates to the timing of disbursements in the normal processing cycles.

Investing Activities

Capital expenditures in fiscal year 2020 were $44.1 million compared to $57.6 million in the prior year. The capital expenditures in fiscal year 2020 include spending for Chamberlain new campus development, maintenance, and Adtalem’s home office reorganization.

Capital spending for fiscal year 2021 will support continued investment for new campus development at Chamberlain and maintenance at the medical and veterinary schools. Management anticipates fiscal year 2021 capital spending to be in the $45 to $55 million range. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”).

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

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds of $6.4 million from the sale of this facility resulted in a gain on the sale of $4.8 million in fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 21 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”), pursuant to the Stock Purchase Agreement dated October 18, 2019. Adtalem received $345.9 million in sale proceeds and $56.0 million of Adtalem Brazil cash, for a combined $401.9 million upon the sale. Adtalem Brazil cash balance on the sale date was $88.4 million, resulting in $313.5 million of cash proceeds, net of this cash transferred. In addition, Adtalem received $110.7 million from the settlement of the deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through the mitigation of the currency exchange rate risk.

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

On February 5, 2018, Adtalem completed the acquisition of a majority interest in EduPristine. Under the terms of the agreement, Adtalem agreed to pay approximately $3.2 million in cash, in exchange for stock of EduPristine, increasing Adtalem’s ownership share from 36% to 64%. This ownership percentage has increased to 71% after subsequent additional equity investments.

In May 2018, Adtalem invested $5.0 million for a 3.68% equity interest (on a fully-diluted basis) in Singularity University (“SU”). SU teaches corporate leaders about the exponential technologies reshaping modern business. Adtalem recorded this as an investment at its cost basis.

On December 11, 2018, Adtalem completed the sale of the equity interest of DeVry University to Cogswell Education, LLC (“Cogswell”) under the terms of the purchase agreement dated December 4, 2017. The equity interests were sold for de minimis consideration and required a transfer of $40.2 million of cash and restricted cash balances in fiscal year 2019. In connection with the completion of the sale, Adtalem loaned $10.0 million to DeVry University under the terms of the promissory note, dated December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022.

On December 4, 2018, Adtalem completed the sale of its ownership of all the outstanding equity interests in U.S. Education Holdings LLC, the holding company of Carrington, to San Joaquin Valley College, Inc. (“SJVC”), pursuant to terms and conditions of the Membership Interest Purchase Agreement (the “MIPA”), dated June 28, 2018. The equity interests were sold for de minimis consideration and required a transfer of $9.9 million of cash and restricted cash balances in fiscal year 2019.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Year Ended June 30,
	2020	2019
Proceeds from exercise of stock options	$3,761	$16,994
Repurchase of common stock for treasury	(136,889)	(252,852)
Net (payments) borrowings under credit facility	(113,000)	107,000
Payment for purchase of redeemable noncontrolling interest of subsidiary	(6,247)	—
Other	(268)	(6,380)
Net cash used in financing activities-continuing operations	$(252,643)	$(135,238)

On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. As of June 30, 2020, $345.2 million of authorized share repurchases were remaining under the current and twelfth share repurchase programs. See Note 15 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs. Repurchases were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

As of June 30, 2020, the amount of debt outstanding under our credit facility was $294.0 million. See Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our credit agreement.

Management currently projects that COVID-19 will have an effect on operations and, as a result, liquidity, as discussed in the previous section of this MD&A titled “COVID-19”; however, we believe the current balances of cash, cash generated from operations, and our Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future, unless significant investment opportunities should arise.

Contractual Obligations

Adtalem’s long-term contractual obligations consist of its $600 million Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”), operating leases (discussed in Note 11 “Leases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) on facilities, and agreements for various services.

In fiscal year 2018, Adtalem recorded a liability of $96.3 million for the one-time transition tax on the deemed repatriation of foreign earnings, pursuant to the Tax Act. This amount was reduced to $8.7 million after utilization of tax credits and current and prior year tax losses. In fiscal year 2020, Adtalem recorded an adjustment to the one-time transition tax, increasing the liability by $0.6 million to $9.4 million, and is payable over eight years. The first installment will be required in fiscal year 2022.

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

Adtalem is leasing space to DeVry University at four facilities owned by Adtalem and subleasing space, in full or in part, at an additional 22 facilities, of which 14 are subleased to DeVry University and/or Carrington. Adtalem remains the primary lessee on the 22 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to five years. Future minimum lease and sublease rental income under these agreements as of June 30, 2020, were as follows (in thousands):

Fiscal Year	Amount
2021	$19,856
2022	16,816
2023	16,078
2024	10,261
2025	5,121
Thereafter	2,038
Total lease and sublease rental income	$70,170

Adtalem also assigned certain leases to Carrington and DeVry University but remains contingently liable under these leases.

Our contractual obligations as of June 30, 2020 were as follows (in thousands):

	Due In
		Less Than			After	All
	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
Long-term debt	$294,000	$3,000	$6,000	$285,000	$—	$—
Interest on long-term debt (1)	43,682	9,308	18,331	16,043	—	—
Operating leases	263,406	62,731	107,321	54,305	39,049	—
Employment agreements	432	366	66	—	—	—
Deemed repatriation tax payable	9,366	—	1,555	4,557	3,254	—
Uncertain tax positions	12,973	—	—	—	—	12,973
Total	$623,859	$75,405	$133,273	$359,905	$42,303	$12,973

(1) Interest payment obligations on our long-term debt are estimated by assuming the interest rates in effect as of June 30, 2020 under our Credit Facility will remain constant in the future and the principal amounts outstanding will be repaid at the dates represented in the long-term debt disclosure within this table and discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” Actual future interest payments will vary from this estimated disclosure based on changes in interest rates and amounts borrowed.

Contingencies

For a discussion of legal proceedings, see Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data.”

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

Adtalem recorded a pre-tax gain of $110.7 million in fiscal year 2020 on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real sales price through the mitigation of the currency exchange rate risk. The hedge agreement had a total notional amount of R$2,154 million. The derivative associated with the hedge agreement did not qualify for hedge accounting treatment under ASC 815, and as a result, all changes in fair value were recorded within the income statement. Adtalem received $110.7 million from the settlement of this hedge arrangement in conjunction with the close of the sale of Adtalem Brazil during the fourth quarter of fiscal year 2020.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap is March 31, 2020 and settlements with the counterparty will occur on a monthly basis. The Swap will terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan will be fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affect earnings. As of June 30, 2020, the fair value of the Swap was a loss of $10.4 million.

Adtalem did not enter into any other derivatives, swaps, futures contracts, calls, hedges, or non-exchange traded contracts during fiscal year 2020.

Critical Accounting Policies

In the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” we describe the significant account policies used in preparing the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” and should be read in conjunction with the discussion below.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers (students and members), in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

Performance Obligations and Revenue Recognition

Customer contracts generally have separately stated prices for each performance obligation contained in the contract. Therefore, each performance obligation generally has its own standalone selling price. For higher education students, arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students utilizing private funding or funding through Adtalem’s credit extension programs (see Note 9 “Financing Receivables” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information) generally pay after the academic term is complete. For non-higher education customers, payment is typically due and collected at the time a customer places an order.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. For a discussion of long-lived asset impairments, see Note 10 “Property and Equipment, Net” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangibles are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is May 31.

Adtalem first assesses goodwill for impairment qualitatively (Step 0) for each reporting unit that contains goodwill. Management analyzes factors that include results of operations and business conditions, significant changes in cash flows at the reporting unit level, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the reporting units have been impaired. If there is reason to believe the carrying value of a reporting unit exceeds its fair value, then management performs a quantitative (Step1) impairment review. Adtalem uses a discounted cash flow model to compute fair value. The estimated fair values of the reporting units are based on management’s projection of revenue, gross margin, operating costs, and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded.

For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of each reporting unit that contain indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. If there is reason to believe the carrying value of an intangible asset exceeds its fair value, then management performs a quantitative impairment review. In calculating fair value, Adtalem uses various valuation techniques including a royalty rate model for trade names and intellectual property and a discounted cash flow model for

Title IV eligibility and accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs, and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

For intangible assets with finite lives, we evaluate for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset. Intangible assets with finite lives are amortized over their expected economic lives, ranging from 5 to 10 years.

Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates, which could lead to future impairments of goodwill or intangible assets. See Note 12 “Goodwill and Intangible Assets” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our goodwill and intangible assets impairment analysis.

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

Restructuring Charges

Adtalem’s financial statements include charges related to severance and related benefits for workforce reductions. These charges also include impairments on operating lease assets and losses on disposals of property and equipment related to campus and administrative office consolidations (see Note 6 “Restructuring Charges” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). When estimating the costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods.

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

Estimates and Assumptions

Adtalem’s financial statements include estimates and assumptions about the reported amounts of assets, liabilities, revenue, and expenses whose exact amounts will not be known until future periods. Management has discussed with the Audit and Finance Committee of the Board the critical accounting policies discussed above and the significant estimates included in the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” Although management believes its assumptions and estimates are reasonable, actual amounts may differ from the estimates included in the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” thereby materially affecting results in the future.

Adtalem’s Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” reflect the following significant estimates and assumptions:

●	The estimates and judgments used to record the provision for uncollectible accounts receivable. Adtalem believes that it has appropriately considered known or expected outcomes of its students’ ability to pay their outstanding amounts due to Adtalem;
●	The useful lives of equipment and facilities whose value is a significant portion of Adtalem’s total assets;
●	The value and useful lives of acquired finite-lived intangible assets;
●	The value of goodwill and other indefinite-lived intangible assets;
●	The pattern of the amortization of finite-lived intangible assets over their economic life;
●	The value of deferred tax assets and evaluation of uncertainties under authoritative guidance; and
●	Costs associated with any settlement of claims and lawsuits, in excess of insurance policy coverage limits, in which Adtalem is a defendant.

The methodology management used to derive each of the above estimates for fiscal year 2020 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Non-GAAP Financial Measures and Reconciliations

We believe that certain non-GAAP financial measures provides investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations and is useful for period-over-period comparisons. We use these supplemental non-GAAP financial measures internally in our assessment of performance and budgeting process. However, these non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The following are non-GAAP financial measures used in this Annual Report on Form 10-K:

Net income from continuing operations attributable to Adtalem excluding special items (most comparable GAAP measure: net (loss) income attributable to Adtalem) – Measure of Adtalem’s net (loss) income attributable to Adtalem adjusted for restructuring expense, gain on sale of assets, settlement gains, gain on derivative, tax charges related to implementation of the Tax Act and the divestiture of DeVry University, a net tax benefit for a former subsidiary investment loss, and loss from discontinued operations.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: (loss) earnings per share) – Measure of Adtalem’s diluted (loss) earnings per share adjusted for restructuring expense, gain on sale of assets, settlement gains, gain on derivative, tax charges related to implementation of the Tax Act and the divestiture of DeVry University, a net tax benefit for a former subsidiary investment loss, and loss from discontinued operations.

Operating income excluding special items (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, gain on sale of assets, and settlement gains. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Effective income tax rate from continuing operations excluding special items (most comparable GAAP measure: effective income tax rate from continuing operations) – Measure of Adtalem’s effective tax rate adjusted for tax effect on gain on derivative, tax charges related to implementation of the Tax Act, and a net tax benefit for the loss on Adtalem’s investment in Carrington.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring charges primarily related to the sale of Becker’s courses for healthcare students, Adtalem’s home office and ACAMS real estate consolidations, workforce reductions across the organization, and the closing of the RUSM campus in Dominica.
●	Gain on the sale of Adtalem’s Columbus, Ohio, campus facility.
●	Settlement gains related to the final insurance settlement related to Hurricanes Irma and Maria at AUC and RUSM and a lawsuit settlement against the Adtalem Board of Directors.
●	Gain on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk.
●	Tax charges related to the implementation of the Tax Act and the divestiture of DeVry University.
●	A net tax benefit for a former subsidiary investment loss.
●	Loss from discontinued operations include the operations of Adtalem Brazil, Carrington, and DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net (loss) income attributable to Adtalem reconciliation to net income from continuing operations attributable to Adtalem excluding special items (in thousands):

	Year Ended June 30,
	2020	2019	2018
Net (loss) income attributable to Adtalem (GAAP)	$(85,334)	$95,168	$33,769
Restructuring expense	28,628	53,067	3,851
Gain on sale of assets	(4,779)	—	—
Settlement gains	—	(26,178)	—
Gain on derivative	(110,723)	—	—
Tax Cuts and Jobs Act of 2017 and tax charges related to the divestiture of DeVry University	(2,230)	3,584	103,878
Net tax benefit for a former subsidiary investment loss	(25,688)	—	(48,903)
Income tax impact on non-GAAP adjustments (1)	(5,648)	(1,560)	(986)
Loss from discontinued operations	329,315	12,079	34,660
Net income from continuing operations attributable to Adtalem excluding special items (non-GAAP)	$123,541	$136,160	$126,269
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

(Loss) earnings per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Year Ended June 30,
	2020	2019	2018
(Loss) earnings per share, diluted (GAAP)	$(1.58)	$1.60	$0.54
Effect on diluted earnings per share:
Restructuring expense	0.53	0.89	0.06
Gain on sale of assets	(0.09)	-	-
Settlement gains	-	(0.44)	-
Gain on derivative	(2.05)	-	-
Tax Cuts and Jobs Act of 2017 and tax charges related to the divestiture of DeVry University	(0.04)	0.06	1.67
Net tax benefit for a former subsidiary investment loss	(0.47)	-	(0.79)
Income tax impact on non-GAAP adjustments (1)	(0.10)	(0.03)	(0.02)
Loss from discontinued operations	6.09	0.20	0.56
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$2.28	$2.29	$2.03
Diluted shares used in EPS calculation	54,094	59,330	62,280
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Effective income tax rate from continuing operations reconciliation to effective income tax rate from continuing operations excluding special items (in thousands):

	Year Ended June 30,
	2020	2019	2018
Pre-tax results:
Income from continuing operations before income taxes (GAAP)	$237,179	$139,747	$156,179
Gain on derivative	(110,723)	—	—
Income from continuing operations before income taxes excluding special items (non-GAAP)	$126,456	$139,747	$156,179

Taxes:
Benefit from (provision for) income taxes (GAAP)	$6,358	$(32,878)	$(88,107)
Tax Cuts and Jobs Act of 2017	—	—	103,878
Net tax benefit for a former subsidiary investment loss	(25,688)	—	(48,903)
Provision for income taxes excluding special items (non-GAAP)	$(19,330)	$(32,878)	$(33,132)

Tax rate:
Effective income tax rate (GAAP)	(2.7)%	23.5%	56.4%
Effective income tax rate excluding special items (non-GAAP)	15.3%	23.5%	21.2%

The calculation of the effective income tax rate from continuing operations excluding special items in this MD&A does not include all of the same special items used in our calculation of net income from continuing operations excluding special items because we do not include all the special item adjustments from our GAAP results in discussing our effective tax rates in this MD&A discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The financial position and results of operations of AUC, RUSM, and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all of their financial transactions are denominated in the U.S. dollar.

The interest rate on Adtalem’s Credit Facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate for periods typically ranging from one to three months. As of June 30, 2020, Adtalem had $294.0 million in outstanding borrowings under the Term B Loan with an interest rate of 3.18%. Based upon borrowings of $294.0 million, a 100 basis point increase in short-term interest rates would result in $2.9 million of additional annual interest expense.

Adtalem’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, Adtalem has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

Adtalem recorded a pre-tax gain of $110.7 million in fiscal year 2020 on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real sales price through the mitigation of the currency exchange rate risk. The hedge agreement had a total notional amount of R$2,154 million. The derivative associated with the hedge agreement did not qualify for hedge accounting treatment under ASC 815, and as a result, all changes in fair value were recorded within the income statement. Adtalem received $110.7 million from the settlement of this hedge arrangement in conjunction with the close of the sale of Adtalem Brazil during the fourth quarter of fiscal year 2020.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap is March 31, 2020 and settlements with the counterparty will occur on a monthly basis. The Swap will terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan will be fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affect earnings. As of June 30, 2020, the fair value of the Swap was a loss of $10.4 million. As of June 30, 2020, a 100 basis point increase in short-term interest rates would result in a $13.5 million change in the value of the Swap.

Interest on the Term B Loan and the Revolver is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar year 2021, but that it will not use its powers to compel contributions beyond such date. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts, and evaluating the need for an amendment to the Credit Agreement to accommodate a replacement rate. The Credit Agreement does not specify a replacement rate for LIBOR.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adtalem Global Education Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adtalem Global Education Inc. and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2020 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Acquisition of OnCourse Learning LLC – Valuation of Customer Relationships

As described in Note 3 to the consolidated financial statements, in fiscal year 2020 the Company completed the purchase price allocation related to OnCourse Learning LLC (“OCL”). OCL was purchased for net consideration of $118 million in the fourth quarter of fiscal year 2019, which resulted in a $26 million customer relationships intangible asset being recorded. As disclosed by management, a multi-period excess earnings method under the income approach was used to estimate the fair value of the customer relationships intangible asset. The significant assumptions utilized in calculating the fair value of the customer relationships intangible asset were the discount rate and the terminal growth rate.

The principal considerations for our determination that performing procedures relating to the acquisition of OnCourse Learning LLC – valuation of customer relationships is a critical audit matter are the significant judgment by management when developing the estimate of fair value of the customer relationships intangible asset, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and the terminal growth rate used in the fair value estimate of the customer relationships intangible asset. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of control over management’s valuation of the customer relationships intangible asset. These procedures included testing management’s process for developing the fair value estimate for the customer relationships intangible asset which included evaluating the appropriateness and mathematical accuracy of the valuation method and the significant assumptions used by management related to the discount rate and the terminal growth rate. Evaluating management’s assumptions related to the discount rate and the terminal growth rate involved evaluating whether the assumptions used by management were reasonable by considering consistency with external market and industry data and considering whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method, the discount rate and the terminal growth rate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 18, 2020

We have served as the Company’s auditor since 1991.

Adtalem Global Education Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$500,516	$204,202
Investments in marketable securities	8,968	8,680
Restricted cash	589	1,022
Accounts receivable, net	87,042	83,560
Prepaid expenses and other current assets	95,651	29,313
Current assets held for sale	—	177,923
Total current assets	692,766	504,700
Noncurrent assets:
Property and equipment, net	286,102	283,433
Operating lease assets	174,935	—
Deferred income taxes	22,277	12,729
Intangible assets, net	287,514	297,989
Goodwill	686,214	687,256
Other assets, net	78,879	52,113
Other assets held for sale	—	404,476
Total noncurrent assets	1,535,921	1,737,996
Total assets	$2,228,687	$2,242,696

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$46,484	$53,385
Accrued payroll and benefits	48,835	46,664
Accrued liabilities	104,431	76,529
Deferred revenue	91,589	95,944
Current operating lease liabilities	51,644	—
Current portion of long-term debt	3,000	3,000
Current liabilities held for sale	—	36,109
Total current liabilities	345,983	311,631
Noncurrent liabilities:
Long-term debt	286,115	398,094
Long-term operating lease liabilities	176,032	—
Deferred income taxes	24,975	25,322
Other liabilities	82,309	83,508
Noncurrent liabilities held for sale	—	23,068
Total noncurrent liabilities	569,431	529,992
Total liabilities	915,414	841,623
Commitments and contingencies (Note 20)
Redeemable noncontrolling interest	2,852	9,543
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 51,871 and 55,303 shares outstanding as of June 30, 2020 and June 30, 2019, respectively	807	801
Additional paid-in capital	504,434	486,061
Retained earnings	1,927,568	2,012,902
Accumulated other comprehensive loss	(9,055)	(137,290)
Treasury stock, at cost, 28,794 and 24,830 shares as of June 30, 2020 and June 30, 2019, respectively	(1,113,333)	(970,944)
Total shareholders' equity	1,310,421	1,391,530
Total liabilities and shareholders' equity	$2,228,687	$2,242,696

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Income (Loss)

(in thousands, except per share data)

	Year Ended June 30,
	2020	2019	2018
Revenue	$1,052,001	$1,013,843	$960,277
Operating cost and expense:
Cost of educational services	490,054	471,782	461,557
Student services and administrative expense	395,838	359,342	327,707
Restructuring expense	28,628	53,067	3,851
Gain on sale of assets	(4,779)	—	—
Settlement gains	—	(26,178)	—
Total operating cost and expense	909,741	858,013	793,115
Operating income	142,260	155,830	167,162
Other income (expense):
Interest and dividend income	3,688	3,968	598
Interest expense	(19,510)	(19,898)	(11,581)
Investment gain (loss)	18	(153)	—
Gain on derivative	110,723	—	—
Net other income (expense)	94,919	(16,083)	(10,983)
Income from continuing operations before income taxes	237,179	139,747	156,179
Benefit from (provision for) income taxes	6,358	(32,878)	(88,107)
Equity method investment loss	—	—	(138)
Income from continuing operations	243,537	106,869	67,934
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(62,578)	15,803	(81,657)
Loss on disposal of discontinued operations before income taxes (includes ($293,360) accumulated other comprehensive income reclassifications for realized loss on foreign currency translation adjustments for the year ended June 30, 2020)	(287,560)	(33,604)	—
Benefit from income taxes	20,823	6,513	48,020
Loss from discontinued operations	(329,315)	(11,288)	(33,637)
Net (loss) income	(85,778)	95,581	34,297
Net loss attributable to redeemable noncontrolling interest from continuing operations	444	378	495
Net income attributable to redeemable noncontrolling interest from discontinued operations	—	(791)	(1,023)
Net (loss) income attributable to Adtalem Global Education	$(85,334)	$95,168	$33,769

Amounts attributable to Adtalem Global Education:
Net income from continuing operations	$243,981	$107,247	$68,429
Net loss from discontinued operations	(329,315)	(12,079)	(34,660)
Net (loss) income attributable to Adtalem Global Education	$(85,334)	$95,168	$33,769

Earnings (loss) per share attributable to Adtalem Global Education:
Basic:
Continuing operations	$4.55	$1.83	$1.11
Discontinued operations	$(6.14)	$(0.21)	$(0.56)
Net	$(1.59)	$1.63	$0.55
Diluted:
Continuing operations	$4.51	$1.81	$1.10
Discontinued operations	$(6.09)	$(0.20)	$(0.56)
Net	$(1.58)	$1.60	$0.54

Weighted-average shares outstanding:
Basic shares	53,659	58,540	61,462
Diluted shares	54,094	59,330	62,280

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended June 30,
	2020	2019	2018
Net (loss) income	$(85,778)	$95,581	$34,297
Other comprehensive income (loss), net of tax
(Loss) gain on foreign currency translation adjustments	(157,354)	5,185	(83,174)
Unrealized gain on marketable securities	84	74	125
Unrealized loss on interest rate swap	(7,855)	—	—
Comprehensive (loss) income before reclassification	(250,903)	100,840	(48,752)
Reclassification adjustment for realized loss on foreign currency translation adjustments	293,360	—	—
Comprehensive income (loss)	42,457	100,840	(48,752)
Comprehensive loss (income) attributable to redeemable noncontrolling interest	444	(471)	1,199
Comprehensive income (loss) attributable to Adtalem Global Education	$42,901	$100,369	$(47,553)

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	2020	2019	2018
Operating activities:
Net (loss) income	$(85,778)	$95,581	$34,297
Loss from discontinued operations	329,315	11,288	33,637
Income from continuing operations	243,537	106,869	67,934
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	14,584	13,217	14,499
Amortization and adjustments to operating lease assets	54,716	—	—
Depreciation	34,428	33,759	33,004
Amortization	11,828	8,513	8,774
Provision for bad debts	16,152	9,817	7,115
Deferred income taxes	(4,548)	20,752	(9,105)
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	4,564	42,459	31,295
Realized and unrealized (gain) loss on investments	(18)	153	—
Realized gain on sale of assets	(4,779)	—	—
Insurance settlement gain	—	(15,571)	—
Gain on derivative	(110,723)	—	—
Changes in assets and liabilities:
Accounts receivable	(12,840)	(21,123)	(13,911)
Prepaid expenses and other current assets	(17,612)	1,276	(21,609)
Accounts payable	(6,340)	8,104	10,321
Accrued payroll and benefits	2,173	(3,350)	2,627
Accrued liabilities	(2,477)	7,719	2,678
Deferred revenue	(4,355)	(6,058)	850
Operating lease liabilities	(53,726)	—	—
Other assets and liabilities	(14,999)	(21,082)	39,523
Net cash provided by operating activities-continuing operations	149,565	185,454	173,995
Net cash (used in) provided by operating activities-discontinued operations	(41,873)	19,404	65,194
Net cash provided by operating activities	107,692	204,858	239,189
Investing activities:
Capital expenditures	(44,137)	(57,574)	(46,622)
Insurance proceeds received for damage to buildings and equipment	—	35,706	—
Proceeds from sales of marketable securities	2,829	1,841	—
Purchases of marketable securities	(3,015)	(6,321)	(159)
Proceeds from sale of assets	6,421	—	—
Cash received on settlement of derivative	110,723	—	—
Cash received on purchase price adjustment	92	—	—
Payment for purchase of businesses, net of cash acquired	—	(118,409)	(3,069)
Payment for investment in business	—	—	(5,000)
Loan to DeVry University	—	(10,000)	—
Net cash provided by (used in) investing activities-continuing operations	72,913	(154,757)	(54,850)
Net cash used in investing activities-discontinued operations	(3,908)	(9,010)	(16,600)
Proceeds from sale of business, net of cash transferred	313,518	—	—
Cash and restricted cash transferred in divestitures of discontinued operations	—	(50,069)	—
Net cash provided by (used in) investing activities	382,523	(213,836)	(71,450)
Financing activities:
Proceeds from exercise of stock options	3,761	16,994	23,821
Employee taxes paid on withholding shares	(5,485)	(6,801)	(4,203)
Proceeds from stock issued under Colleague Stock Purchase Plan	17	421	803
Repurchases of common stock for treasury	(136,889)	(252,852)	(137,028)
Borrowings under credit facility	225,000	135,000	578,000
Repayments under credit facility	(338,000)	(28,000)	(403,000)
Proceeds from down payment on seller loan	5,200	—	—
Payment for purchase of redeemable noncontrolling interest of subsidiary	(6,247)	—	—
Payment of debt issuance costs	—	—	(9,871)
Capital investment from noncontrolling interest	—	—	95
Net cash (used in) provided by financing activities-continuing operations	(252,643)	(135,238)	48,617
Net cash used in financing activities-discontinued operations	(3,466)	(2,295)	(11,413)
Net cash (used in) provided by financing activities	(256,109)	(137,533)	37,204
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33,468)	2,573	(11,634)
Net increase (decrease) in cash, cash equivalents and restricted cash	200,638	(143,938)	193,309
Cash, cash equivalents and restricted cash at beginning of period	300,467	444,405	251,096
Cash, cash equivalents and restricted cash at end of period	501,105	300,467	444,405
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	95,243	71,167
Cash, cash equivalents and restricted cash at end of period	$501,105	$205,224	$373,238
Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$20,156	$20,410	$11,505
Income taxes, net	$12,442	$3,230	$8,365
Increase (decrease) in redemption value of noncontrolling interest put option	$—	$20	$(1,872)

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
June 30, 2017	$781	$415,912	$1,881,397	$(59,119)	$(569,932)	$1,669,039
Cumulative effect adjustment upon the adoption of ASU 2016‑09		(596)	360			(236)
Net income attributable to Adtalem Global Education			33,769			33,769
Other comprehensive loss, net of tax				(83,049)		(83,049)
Change in redeemable noncontrolling interest put option			1,872			1,872
Stock-based compensation		14,499				14,499
Net activity from stock-based compensation awards	12	24,762			(5,157)	19,617
Proceeds from stock issued under Colleague Stock Purchase Plan		76	(25)		752	803
Repurchase of common shares for treasury					(137,028)	(137,028)
June 30, 2018	793	454,653	1,917,373	(142,168)	(711,365)	1,519,286
Cumulative effect adjustment upon the adoption of ASU 2016‑01			381	(381)		—
Net income attributable to Adtalem Global Education			95,168			95,168
Other comprehensive income, net of tax				5,259		5,259
Change in redeemable noncontrolling interest put option			(20)			(20)
Stock-based compensation		14,075				14,075
Net activity from stock-based compensation awards	8	17,245			(7,060)	10,193
Proceeds from stock issued under Colleague Stock Purchase Plan		88			333	421
Repurchase of common shares for treasury					(252,852)	(252,852)
June 30, 2019	801	486,061	2,012,902	(137,290)	(970,944)	1,391,530
Net loss attributable to Adtalem Global Education			(85,334)			(85,334)
Other comprehensive loss, net of tax				(165,125)		(165,125)
Reclassification adjustment for realized loss on foreign currency translation adjustments				293,360		293,360
Stock-based compensation		14,713				14,713
Net activity from stock-based compensation awards	6	3,668			(5,527)	(1,853)
Proceeds from stock issued under Colleague Stock Purchase Plan		(8)			27	19
Repurchase of common shares for treasury					(136,889)	(136,889)
June 30, 2020	$807	$504,434	$1,927,568	$(9,055)	$(1,113,333)	$1,310,421

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations

In this Annual Report on Form 10-K, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

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

“Home Office and Other” includes activity not allocated to a reportable segment. See Note 21 “Segment Information” for additional information.

Adtalem Education of Brazil (“Adtalem Brazil”), Carrington College (“Carrington”), and DeVry University are presented as discontinued operations and assets held for sale in all periods presented as applicable. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information.

2. Summary of Significant Accounting Policies

For each accounting topic that is addressed in its own note, the description of the accounting policy may be found in the related note. Other significant accounting policies are described below.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adtalem and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100%, but greater than 50%, the noncontrolling ownership interest is reported on our Consolidated Balance Sheets. The noncontrolling ownership interest earnings portion is classified as “net (loss) income attributable to redeemable noncontrolling interest” in our Consolidated Statements of Income (Loss). Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years. Certain prior periods amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Although our current estimates contemplate current conditions, including the impact of the novel coronavirus (“COVID-19”) pandemic, and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and financial condition. On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization, which recommended containment and mitigation measures worldwide. The outbreak and the response of governmental and public health organizations in dealing with the pandemic included restricting general activity levels within communities, the economy, and operations of our customers. While we have experienced an impact to our business, operations, and financial results as a result of the COVID-19 pandemic, it may have even more far-reaching impacts on many aspects of our operations including the impact on customer behaviors, business operations, our employees, and the market in general. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, actions taken to contain the virus, as well as, how quickly and to what extent normal economic and operating conditions can resume.

Equity Investments

The equity method of accounting is used for an investment in the equity of another entity where we have the ability to influence the operating and financial decisions of the investee but do not possess ownership controlling interest. Generally, this occurs when the ownership interest is between 20% and 50%. The investment is initially recorded at cost and classified as other assets, net on the Consolidated Balance Sheets. The carrying amount of the investment is adjusted in subsequent periods for Adtalem’s share of the earnings or losses of the investee, which is recorded in the Consolidated Statements of Income (Loss) as equity method investment loss.

For an investment in the equity of a private entity where we do not have the ability to influence the operating and financial decisions of the investee, we have elected to measure our investment at cost, less indicated impairment, with adjustments to fair value in the event an observable transaction occurs that demonstrates the fair value of the equity securities. Such investments are classified as other assets, net on the Consolidated Balance Sheets. During fiscal year 2018, Adtalem invested $5.0 million for a 3.68% equity interest (on a fully-diluted basis) in Singularity University (“SU”).

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximate fair value. We maintain cash and cash equivalent balances that exceed federally-insured limits. We have not experienced any losses on our cash and cash equivalents.

Marketable Securities

Investments classified as trading securities are carried at fair value with any unrealized gains or losses recorded as investment gain (loss) in the Consolidated Statements of Income (Loss). Investments classified as available-for-sale are carried at fair value with unrealized gains or losses, net of tax, included as a component of other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss).

The following is a summary of our available-for-sale marketable securities, which consists of bond mutual funds (in thousands):

	June 30,
	2020	2019
Amortized cost	$2,154	$2,099
Unrealized gains	243	130
Fair value	$2,397	$2,229

Marketable securities consists of the following (in thousands):

	June 30,
	2020	2019
Stock mutual funds	$6,571	$6,451
Bond mutual funds	2,397	2,229
Total marketable securities	$8,968	$8,680

All mutual fund investments are recorded at fair market value based upon quoted market prices. All of the stock and bond mutual fund investments are held in a rabbi trust for the purpose of paying benefits under Adtalem’s non-qualified deferred compensation plan. See Note 19 “Fair Value Measurements” for additional information.

Restricted Cash

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

Internal-Use Software Development Costs

Adtalem capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials, and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress within the property and equipment, net section of the Consolidated Balance Sheets. As of June 30, 2020 and 2019, the net balance of capitalized internal-use software development costs was $12.3 million and $10.6 million, respectively.

Property and Equipment

Property and equipment, net, including both purchased and internal-use software development costs, is recorded at cost. Cost also includes additions and those improvements that enhance performance, increase the capacity, or lengthen the useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Upon sale or retirement of an asset, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in income. Assets under construction are reflected in construction in progress until they are placed into service for their intended use.

Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful life of the asset, whichever is shorter.

Depreciation is computed using the straight-line method over estimated service lives. These lives range from 5 to 40 years for buildings and leasehold improvements, and from 3 to 8 years for computers, furniture, and equipment.

See Note 10 “Property and Equipment, Net” for additional information.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangibles are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is May 31.

Adtalem first assesses goodwill for impairment qualitatively (Step 0) for each reporting units that contained goodwill. Management analyzes factors that include results of operations and business conditions, significant changes in cash flows at the reporting unit level, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the reporting units have been impaired. If there is reason to believe the carrying value of a reporting unit exceeds its fair value, then management performs a quantitative (Step1) impairment review. Adtalem uses a discounted cash flow model to compute fair value. The estimated fair values of the reporting units are based on management’s projection of revenue, gross margin, operating costs, and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded.

For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of each reporting unit that contain indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. If there is reason to believe the carrying value of an intangible asset exceeds its fair value, then management performs a quantitative impairment review. In calculating fair value, Adtalem uses various valuation techniques including a royalty rate model for trade names and intellectual property and a discounted cash flow model for Title IV eligibility and accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs, and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

For intangible assets with finite lives, we evaluate for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset. Intangible assets with finite lives are amortized over their expected economic lives, ranging from 5 to 10 years.

Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates, which could lead to future impairments of goodwill or intangible assets. See Note 12 “Goodwill and Intangible Assets” for additional information on our goodwill and intangible assets impairment analysis.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. For a discussion of long-lived asset impairments, see Note 10 “Property and Equipment, Net.”

Treasury Stock

Shares that are repurchased by Adtalem under its share repurchase programs are recorded as treasury stock at cost and result in a reduction in shareholders’ equity. See Note 15 “Share Repurchases” for additional information.

From time to time, shares of our common stock are delivered back to Adtalem under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the Adtalem Stock Incentive Plans (see Note 17 “Stock-Based Compensation”). In addition, shares of our common stock are delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units (“RSUs”). These shares are recorded as treasury stock at cost and result in a reduction in shareholders’ equity.

Treasury shares are reissued at market value, less a 10% discount, to the Adtalem Colleague Stock Purchase Plan in exchange for employee payroll deductions. The 10% discount is considered compensatory and recorded as an expense in the income statement. When treasury shares are reissued, Adtalem uses an average cost method to reduce the treasury stock balance. Gains on the difference between the average cost and the reissuance price, less the amount recorded as expense, are credited to additional paid-in capital. Losses on the difference are charged to additional paid-in capital to the extent that previous net gains from reissuance are included therein, otherwise such losses are charged to retained earnings.

Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to Adtalem by the weighted-average number of common shares outstanding during the period plus unvested participating RSUs. Diluted EPS is computed by dividing net income or loss attributable to Adtalem by diluted weighted-average number of shares outstanding during the period. Diluted shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Diluted EPS considers the impact of potentially dilutive securities, except in periods in which there is a loss from continuing operations, because the inclusion of the potential common shares would have an anti-dilutive effect.

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

Restructuring Charges

Adtalem’s financial statements include charges related to severance and related benefits for workforce reductions. These charges also include impairments on operating lease assets and losses on disposals of property and equipment related to campus and administrative office consolidations (see Note 6 “Restructuring Charges”). When estimating the costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods.

Advertising Costs

Advertising costs are expensed when incurred and totaled $82.6 million, $72.0 million, and $64.9 million for the years ended June 30, 2020, 2019, and 2018, respectively. Advertising costs are included in student services and administrative expense in the Consolidated Statements of Income (Loss).

Hurricane Expense

In September 2017, Hurricanes Irma and Maria caused damage and disrupted operations at AUC and RUSM. Adtalem recorded expense of $12.5 million in the year ended June 30, 2019 associated with incremental costs of teaching at alternative sites and $63.3 million in fiscal year 2018 associated with the evacuation process, temporary housing and transportation of students, faculty and staff, and incremental additional costs of teaching in alternate locations. Insurance proceeds of $12.5 million were recorded in the year ended June 30, 2019, and insurance proceeds and receivables of $59.0 million were recorded in the year ended June 30, 2018 to offset these expenses. Based upon damage assessments of the AUC and RUSM facilities, impairment write-downs of buildings, building improvements, furniture, and equipment of $31.0 million were recorded in the year ended June 30, 2018. Insurance receivables of $21.9 million were recorded to offset these expenses in the year ended June 30, 2018. No further asset impairments were recorded in the year ended June 30, 2019 or 2020. In total, no net expense related to the hurricanes was recorded in the year ended June 30, 2019 or 2020. In total, $13.4 million of net expense was recorded in cost of educational services in the Consolidated Statement of Income for the year ended June 30, 2018. The expense primarily represented the deductibles under insurance policies. During the second quarter of fiscal year 2019, Adtalem received the final insurance proceeds for damages from Hurricanes Irma and Maria and recorded a pre-tax gain of $15.6 million in the year ended June 30, 2019.

Settlement Gains

Adtalem recorded a $10.6 million gain in the fourth quarter of fiscal year 2019 related to a lawsuit settlement against the Adtalem Board of Directors. Settlement gains in the Consolidated Statement of Income were $26.2 million for the year ended June 30, 2019, which includes the hurricane insurance settlement of $15.6 million discussed above.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM, and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s and EduPristine’s operations and Becker’s and ACAMS’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are recorded as foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income (Loss). Transaction gains or losses during each of the fiscal years presented were not material.

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

The impact on the Consolidated Balance Sheet upon adoption of Accounting Standards Codification (“ASC”) 842 is as follows (in thousands, except par value):

	June 30,	Adjustments due to	July 1,
	2019	adoption of ASC 842	2019
Assets:
Current assets:
Cash and cash equivalents	$299,445	$—	$299,445
Investments in marketable securities	8,680	—	8,680
Restricted cash	1,022	—	1,022
Accounts receivable, net	157,829	—	157,829
Prepaid expenses and other current assets	37,724	(3,483)	34,241
Total current assets	504,700	(3,483)	501,217
Noncurrent assets:
Property and equipment, net	364,683	—	364,683
Operating lease assets	—	282,978	282,978
Deferred income taxes	18,314	—	18,314
Intangible assets, net	418,097	—	418,097
Goodwill	874,451	—	874,451
Other assets, net	62,451	—	62,451
Total noncurrent assets	1,737,996	282,978	2,020,974
Total assets	$2,242,696	$279,495	$2,522,191

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$57,627	$—	$57,627
Accrued payroll and benefits	64,492	—	64,492
Accrued liabilities	86,722	(16,946)	69,776
Deferred revenue	99,790	—	99,790
Current operating lease liabilities	—	66,707	66,707
Current portion of long-term debt	3,000	—	3,000
Total current liabilities	311,631	49,761	361,392
Noncurrent liabilities:
Long-term debt	398,094	—	398,094
Long-term operating lease liabilities	—	269,387	269,387
Deferred income taxes	29,426	—	29,426
Other liabilities	102,472	(39,653)	62,819
Total noncurrent liabilities	529,992	229,734	759,726
Total liabilities	841,623	279,495	1,121,118
Redeemable noncontrolling interest	9,543	—	9,543
Shareholders' equity:
Common stock, $0.01 par value	801	—	801
Additional paid-in capital	486,061	—	486,061
Retained earnings	2,012,902	—	2,012,902
Accumulated other comprehensive loss	(137,290)	—	(137,290)
Treasury stock, at cost	(970,944)	—	(970,944)
Total shareholders' equity	1,391,530	—	1,391,530
Total liabilities and shareholders' equity	$2,242,696	$279,495	$2,522,191

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

In March 2020, FASB issued ASU No. 2020-04: “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance was issued to provide for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedge relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. The guidance is effective as of March 12, 2020 through December 31, 2022. We adopted this guidance in the third quarter of fiscal year 2020 and it is not expected to have a significant effect on Adtalem’s Consolidated Financial Statements.

Recently issued accounting standards not yet adopted

In June 2016, FASB issued ASU No. 2016-13: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance was issued to provide financial statement users with more decision-

useful information about the expected losses on financial instruments by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses by requiring a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We will implement this guidance effective July 1, 2020. Management has evaluated the impact the guidance will have on Adtalem’s Consolidated Financial Statements and believes the guidance applied to our allowance for bad debts on trade receivables and financing agreements upon adoption will not have a significant impact on Adtalem’s Consolidated Financial Statements.

Reclassifications

Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information. Prior periods have been revised to conform to the current classification. Certain expenses in prior periods previously allocated to Adtalem Brazil within our former Business and Law segment have been reclassified to the Home Office and Other segment based on discontinued operation reporting guidance regarding allocation of corporate overhead. For fiscal year 2020, home office costs to support the remaining businesses are being allocated to the Medical and Healthcare and Financial Services segments. See Note 21 “Segment Information” for additional information.

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

The operations of OCL are included in Adtalelm’s Financial Services segment. The results of OCL’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition.

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

The most significant identified intangible asset, customer relationships, was valued using the multi-period excess earnings method under the income approach. We applied judgment which involved the use of significant assumptions with respect to the discount rate and the terminal growth rate.

There is no proforma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

EduPristine

On February 5, 2018, Adtalem completed the acquisition of a majority interest in EduPristine. Under the terms of the agreement, Adtalem agreed to pay approximately $3.2 million in cash, in exchange for stock of EduPristine, increasing Adtalem’s ownership share from 36% to 64%. This ownership percentage has increased to 71% after subsequent additional equity investments. EduPristine is a financial services provider in India in the areas of finance, accounting, and analytics. The acquisition furthers Adtalem’s global growth strategy into financial services.

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

4. Discontinued Operations and Assets Held for Sale

On December 4, 2018, Adtalem completed the sale of Carrington to San Joaquin Valley College, Inc. (“SJVC”) for de minimis consideration. As the sale represented a strategic shift that has a major effect on Adtalem’s operations and financial results, Carrington is presented in Adtalem’s financial reporting as a discontinued operation. Adtalem has retained certain leases associated with the Carrington operations. Adtalem remains the primary lessee on these leases and subleases to Carrington. Adtalem records the proceeds from these subleases as an offset to operating costs. Adtalem also assigned certain leases to Carrington but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $11.3 million on the sale of Carrington and transferred $9.9 million of cash and restricted cash balances to Carrington in fiscal year 2019, subject to post-closing adjustments to be completed in fiscal year 2021.

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that has a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears and has a maturity date of January 1, 2022. DeVry University may make prepayments on the Note. This loan is recorded as other assets, net on the Consolidated Balance Sheets. Adtalem has retained certain leases associated with DeVry University operation with the exception of one lease which expires December 2023. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $22.3 million on the sale of DeVry University and transferred $40.2 million of cash and restricted cash balances to DeVry University in fiscal year 2019.

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”), pursuant to the Stock Purchase Agreement dated October 18, 2019. As the sale represented a strategic shift that has a major effect on Adtalem’s operations and financial results, Adtalem Brazil is presented in Adtalem’s financial reporting as a discontinued operation. Pursuant to the terms and subject to the conditions set forth in the purchase agreement, Adtalem sold the issued and outstanding shares of Adtalem Brasil Holding S.A. (a/k/a Adtalem Brazil) to the Purchaser for R$1,920 million, subject to certain post-closing adjustments pursuant to the purchase agreement. Adtalem received $345.9 million in sale proceeds and $56.0 million of Adtalem Brazil cash, for a combined $401.9 million upon the sale. Adtalem Brazil cash balance on the sale date was $88.4 million, resulting in $313.5 million of cash proceeds, net of this cash transferred. In addition, Adtalem received $110.7 million from the settlement of a deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil to economically hedge the Brazilian Real sales price through the mitigation of the currency exchange rate risk. Adtalem recorded this settlement as a pre-tax gain on the hedge of $110.7 million in fiscal year 2020. The hedge agreement had a total notional amount of R$2,154 million. The derivative associated with the hedge agreement did not qualify for hedge accounting treatment under ASC 815, and as a result, all changes in fair value were recorded within the income statement.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale as of June 30, 2019, which includes only Adtalem Brazil balances as Carrington and DeVry University were sold prior to that date (in thousands):

June 30,
2019
Assets:
Current assets:
Cash and cash equivalents	$95,243
Accounts receivable, net	74,269
Prepaid expenses and other current assets	8,411
Total current assets held for sale	177,923
Noncurrent assets:
Property and equipment, net	81,250
Operating lease assets	—
Deferred income taxes	5,585
Intangible assets, net	120,108
Goodwill	187,195
Other assets, net	10,338
Total noncurrent assets held for sale	404,476
Total assets held for sale	$582,399

Liabilities:
Current liabilities:
Accounts payable	$4,242
Accrued payroll and benefits	17,828
Accrued liabilities	10,193
Deferred revenue	3,846
Current operating lease liabilities	—
Total current liabilities held for sale	36,109
Noncurrent liabilities:
Deferred income taxes	4,104
Other liabilities	18,964
Total noncurrent liabilities held for sale	23,068
Total liabilities held for sale	$59,177

The following is a summary of income statement information of operations reported as discontinued operations, which includes Adtalem Brazil’s, Carrington’s, and DeVry University’s operations through the date of each respective sale (in thousands):

	Year Ended June 30,
	2020	2019	2018
Revenue	$157,695	$421,560	$755,203
Operating cost and expense:
Cost of educational services	105,118	261,175	455,404
Student services and administrative expense	113,449	142,516	267,680
Restructuring expense	646	388	19,723
Asset impairment charge - intangible and goodwill	—	—	44,041
Asset impairment charge - building and equipment	—	1,953	51,972
Loss on sale of assets	—	—	230
Total operating cost and expense	219,213	406,032	839,050
Operating (loss) income	(61,518)	15,528	(83,847)
Other income (expense):
Interest and dividend income	1,862	4,008	5,229
Interest expense	(2,922)	(3,733)	(3,039)
Net other (expense) income	(1,060)	275	2,190
(Loss) income from discontinued operations before income taxes	(62,578)	15,803	(81,657)
Loss on disposal of discontinued operations before income taxes	(287,560)	(33,604)	—
Benefit from income taxes	20,823	6,513	48,020
Loss from discontinued operations	(329,315)	(11,288)	(33,637)
Net income attributable to redeemable noncontrolling interest	—	(791)	(1,023)
Net loss from discontinued operations attributable to Adtalem	$(329,315)	$(12,079)	$(34,660)

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students and members), in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Year Ended June 30, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$848,154	$—	$—	$848,154
Test preparation/certifications	—	108,965	—	108,965
Conferences/seminars	—	52,498	—	52,498
Memberships/subscriptions	—	22,945	—	22,945
Other	18,274	1,165	—	19,439
Total	$866,428	$185,573	$—	$1,052,001

	Year Ended June 30, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$835,908	$—	$—	$835,908
Test preparation/certifications	—	119,314	(3,229)	116,085
Conferences/seminars	—	30,452	—	30,452
Memberships/subscriptions	—	16,574	—	16,574
Other	13,953	871	—	14,824
Total	$849,861	$167,211	$(3,229)	$1,013,843

	Year Ended June 30, 2018
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$815,674	$—	$—	$815,674
Test preparation/certifications	—	110,478	(2,592)	107,886
Conferences/seminars	—	21,997	—	21,997
Memberships/subscriptions	—	13,728	—	13,728
Other	—	992	—	992
Total	$815,674	$147,195	$(2,592)	$960,277

Certain prior periods amounts in the above tables have been reclassified for consistency with the current period presentation. In addition, see Note 21 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Higher education: Higher education revenue consists of tuition, fees, books, and other educational products. The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these transactions on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor. These amounts were not significant for the years ended June 30, 2020, 2019, and 2018.

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

Customer contracts generally have separately stated prices for each performance obligation contained in the contract. Therefore, each performance obligation generally has its own standalone selling price. For higher education students, arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students utilizing private funding or funding through Adtalem’s credit extension programs (see Note 9 “Financing Receivables” for additional information) generally pay after the academic term is complete. For non-higher education customers, payment is typically due and collected at the time a customer places an order.

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

Contract Balances

For our higher education institutions, students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term. As instruction is provided, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s credit extension programs (see Note 9 “Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable is reduced.

For our Financial Services businesses, customers are billed and payment is due at the time of order placement. In most cases, performance obligations are delivered subsequent to payments received. Delivering our performance obligations reduces deferred revenue, and accounts receivable is reduced upon payments received. Becker offers flexible payment plans with terms of up to 12-months as a financing option for the Becker CPA Exam Review Course. In this case, payment is received after satisfying the performance obligation.

Revenue of $92.7 million was recognized during fiscal year 2020 that was included in the deferred revenue balance at the beginning of fiscal year 2020. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, and increases from payments received related to academic terms commencing after the end of the reporting period.

Allowance for bad debts on short-term and long-term receivables as of June 30, 2020 and 2019 was $26.5 million and $14.5 million, respectively. The increase in the reserve is driven by higher bad debt expense, primarily related to the credit extension program at the medical and veterinary schools (see Note 9 “Financing Receivables”).

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

6. Restructuring Charges

During fiscal year 2020, Adtalem recorded restructuring charges primarily related to the sale of Becker’s courses for healthcare students, Adtalem’s home office and ACAMS real estate consolidations, and workforce reductions across the organization. During fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. In January 2019, RUSM relocated its campus operations to Barbados with no plans to return to Dominica. The property and equipment in Dominica have been fully impaired as management determined the market value less the costs to sell the facilities or move the equipment was zero. In addition, during fiscal year 2019, Adtalem recorded restructuring charges related to Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges, resulting from reducing Adtalem’s workforce by 66 and 223 positions in fiscal years 2020 and 2019, respectively, represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 21 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2020			Year Ended June 30, 2019
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$1,129	$578	$1,707	$40,372	$1,294	$41,666
Financial Services	4,366	476	4,842	1,304	—	1,304
Home Office and Other	20,160	1,919	22,079	9,581	516	10,097
Total	$25,655	$2,973	$28,628	$51,257	$1,810	$53,067

The following table summarizes the separation and restructuring plan activity for the fiscal years 2019 and 2020, for which cash payments are required (in thousands):

Liability balance as of June 30, 2018	$38,927
Increase in liability (separation and other charges)	8,870
Reduction in liability (payments and adjustments)	(22,714)
Liability balance as of June 30, 2019	25,083
ASC 842 (leases) adjustment (1)	(25,030)
Liability balance as of July 1, 2019	53
Increase in liability (separation and other charges)	4,955
Reduction in liability (payments and adjustments)	(3,573)
Liability balance as of June 30, 2020	$1,435

(1) Reflects amounts reclassified out of the opening balance of restructuring reserve accruals as of June 30, 2019 to operating lease assets that was recorded with the adoption of ASC 842. See Note 2 “Summary of Significant Accounting Policies” for additional information.

The liability balance of $1.4 million is recorded as accrued liabilities on the Consolidated Balance Sheet as of June 30, 2020. This liability balance represents exit cost accruals for employees who have either not yet separated from Adtalem or for whom full severance has not yet been paid. All of these remaining costs are expected to be paid within the next 12 months. We have substantially completed our current restructuring plans as of June 30, 2020. Adjustments to leases that have been placed in restructure will result in charges extending past fiscal year 2020 and will be presented as future restructuring expense. Management may institute future restructuring plans.

7. Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
U.S.	$160,334	$80,209	$63,353
Foreign	76,845	59,538	92,826
Total	$237,179	$139,747	$156,179

The income tax provisions related to the above results are as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Current tax provision (benefit):
U.S. federal	$(3,097)	$15,912	$68,525
State and local	735	1,749	(762)
Foreign	519	2,224	5,785
Total current	(1,843)	19,885	73,548
Deferred tax provision (benefit):
U.S. federal	(4,197)	4,066	19,019
State and local	(104)	9,028	(1,173)
Foreign	(214)	(101)	(3,287)
Total deferred	(4,515)	12,993	14,559
(Benefit from) provision for income taxes	$(6,358)	$32,878	$88,107

The income tax provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (in thousands):

	Year Ended June 30,
	2020		2019		2018
Income tax at statutory rate	$49,807	21.0%	$29,347	21.0%	$43,823	28.1%
Lower rates on foreign operations	(16,210)	(6.8)%	(12,738)	(9.1)%	(21,777)	(13.9)%
State income taxes	3,072	1.3%	5,825	4.2%	3,648	2.3%
Impact of Tax Cuts and Jobs Act of 2017	—	—%	—	—%	103,878	66.5%
Loss on investment in subsidiary	(25,688)	(10.8)%	1,797	1.3%	(48,903)	(31.3)%
Gain on derivative	(23,252)	(9.8)%	—	—%	—	—%
Permanent non-deductible items	(236)	(0.1)%	469	0.3%	5,976	3.8%
Foreign tax provisions under GILTI	6,502	2.7%	3,231	2.3%	—	—%
Other	(353)	(0.1)%	4,947	3.5%	1,462	0.9%
(Benefit from) provision for income taxes	$(6,358)	(2.7)%	$32,878	23.5%	$88,107	56.4%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

These assets and liabilities are composed of the following (in thousands):

	June 30,
	2020	2019	2018
Employee benefits	$10,818	$10,504	$11,956
Stock-based compensation	6,924	6,549	7,577
Deferred rent	—	7,620	9,841
Receivable reserve	2,530	1,542	7,170
Restructuring costs	—	6,185	8,705
Depreciation	—	6	3,395
Operating lease liabilities	48,110	—	—
Other reserves	4,748	1,473	3,634
Loss and credit carryforwards, net	23,695	33,061	35,221
Less: valuation allowance	(9,937)	(9,943)	(11,496)
Gross deferred tax assets	86,888	56,997	76,003
Depreciation	(177)	—	—
Deferred taxes on unremitted foreign earnings	(525)	(3,146)	(2,346)
Amortization of intangible assets	(54,864)	(66,257)	(65,482)
Operating lease assets	(33,279)	—	—
Other accruals	(741)	(187)	—
Gross deferred tax liability	(89,586)	(69,590)	(67,828)
Net deferred tax (liability) asset	$(2,698)	$(12,593)	$8,175

As of June 30, 2020, Adtalem has $0.1 million of gross U.S. federal net operating loss carryforwards, $301.5 million of gross, post apportioned state net operating loss carryforwards, and $23.6 million of foreign net operating loss carryforwards in St. Maarten and other jurisdictions.

Adtalem has the following tax net operating loss (tax effected), interest (tax effected), and credit carryforwards as of June 30, 2020 (in thousands):

	June 30,	Years of Expiration
	2020	Beginning	Ending

U.S. interest expense carryforwards	$99	No expiration
U.S. credit carryforwards	518	2027	2029
State net operating loss carryforwards	17,623	2022	2039
Foreign net operating loss carryforwards	4,361	2021	2038
Foreign net operating loss carryforwards	1,094	No expiration
Total loss and credit carryforwards, net	$23,695

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

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $9.9 million at each of June 30, 2020 and 2019, respectively, and mainly relates to other foreign and state net operating loss carryforwards. Insufficient projected taxable income in certain jurisdictions gives rise to need of a valuation allowance.

Based on Adtalem’s expectations for future taxable income, management believes that it is more likely than not that operating income in other respective jurisdictions will be sufficient to recognize fully all deferred tax assets.

Our effective income tax rates from continuing operations in fiscal year 2020 was negative 2.7%, a decrease from positive 23.5% in fiscal year 2019. The effective tax rates in fiscal years 2020 and 2019 reflect the U.S. federal tax rate of 21%adjusted for foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, in fiscal year 2020, we did not record a tax provision on the pre-tax gain of $110.7 million on the deal-contingent foreign currency hedge agreement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 (see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information) and we recorded a $25.7 million net tax benefit related to a former subsidiary investment loss claimed for the tax year ended June 30, 2018.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes significant changes to the U.S. corporate income tax system, which reduced the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime, which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings. The new taxes on certain foreign-sourced earnings under the Tax Act became effective for Adtalem during the year ended June 30, 2019.

Prior to enactment of the Tax Act, Adtalem did not record a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. As a result of the Tax Act, Adtalem has revised its prior intent to indefinitely reinvest accumulated undistributed earnings and profits in foreign operations, and no longer intends to indefinitely reinvest any of its accumulated undistributed earnings and profits in foreign operations.

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

As of June 30, 2020, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $11.5 million, which if recognized, would impact the effective tax rate. As of June 30, 2019, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of benefits, was $31.8 million, which if recognized, would impact the effective tax rate.

We expect that our unrecognized tax benefits will decrease during the next 12 months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to not be material. Adtalem classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2020, 2019, and 2018 was $1.5 million, $0.8 million, and $0.7 million, respectively. Interest and penalties expense (benefit) recognized during the years ended June 30, 2020, 2019, and 2018 were $0.0 million, $0.1 million, and ($0.6) million, respectively. The changes in our unrecognized tax benefits were (in thousands):

	Year Ended June 30,
	2020	2019	2018
Balance at beginning of period	$31,818	$32,804	$7,901
Increases from positions taken during prior periods	—	582	1,151
Decreases from positions taken during prior periods	(26,489)	(660)	(3,501)
Increases from positions taken during the current period	6,456	606	29,463
Reductions due to lapse of statute	(231)	(1,390)	(559)
Reductions due to settlement	(73)	(124)	(1,651)
Balance at end of period	$11,481	$31,818	$32,804

Adtalem files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Adtalem remains generally subject to examination in the U.S. for years beginning on or after July 1, 2016; in various states for years beginning on or after July 1, 2014; and in our significant foreign jurisdictions for years beginning on or after July 1, 2014. Adtalem is currently under audit in two state and local jurisdictions for various tax years between 2014 and 2017. The Internal Revenue Service (“IRS”) has completed its examination of the Adtalem U.S. tax returns for the tax years ended on or prior to June 30, 2016. The IRS is currently conducting an examination of the tax year ended June 30, 2018. Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment, either positive or negative, will not result when the audits are concluded.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, temporarily increases the amount of interest expense the company is allowed to deduct on its U.S. federal tax returns for fiscal years 2019 and 2020, modifies the Tax Credit and Jobs Act of 2017 to allow immediate expensing of qualified improvement property for U.S. federal income tax purposes retroactive to fiscal year 2018, and allows net operating losses incurred in fiscal years 2018, 2019, and 2020 to be carried back five-years and offset up to 100% of U.S. federal taxable income for tax years beginning before fiscal year 2021. Management continues to evaluate the impact of the CARES Act, but at present time does not expect that the provisions of the CARES Act would result in a material tax or cash benefit.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and stock awards not included in the computation of diluted earnings per share when their effect is anti-dilutive (in thousands, except per share data):

	Year Ended June 30,
	2020	2019	2018
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$243,981	$107,247	$68,429
Discontinued operations	(329,315)	(12,079)	(34,660)
Net	$(85,334)	$95,168	$33,769

Denominator:
Weighted-average shares outstanding	53,196	58,017	60,760
Unvested participating RSUs	463	523	702
Weighted-average basic shares outstanding	53,659	58,540	61,462
Effect of dilutive stock awards	435	790	818
Weighted-average diluted shares outstanding	54,094	59,330	62,280

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$4.55	$1.83	$1.11
Discontinued operations	$(6.14)	$(0.21)	$(0.56)
Net	$(1.59)	$1.63	$0.55
Diluted:
Continuing operations	$4.51	$1.81	$1.10
Discontinued operations	$(6.09)	$(0.20)	$(0.56)
Net	$(1.58)	$1.60	$0.54

Weighted-average anti-dilutive stock awards	973	215	980

9. Financing Receivables

Adtalem’s financing receivables consist of trade receivables related to credit extension programs available to students at Chamberlain, AUC, RUSM, and RUSVM. These credit extension programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM, and RUSVM allow students to finance their living expenses. Repayment plans for financing agreements are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance. Most students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, which reduces the possibility of over borrowing, and minimizes interest being accrued on the loan balance. Payments may increase upon completing or departing school. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, Becker offered an 18-month credit extension program for its Becker CPA Exam Review Course which is considered a financing receivable. Becker is no longer offering credit extension under this program. Instead, Becker is offering financing through flexible payment plans with terms of up to 12-months which is not considered a financing receivable.

Allowances for uncollectible loans are determined by analyzing the current aging of financing agreements and historical loss rates of loans at each institution. Management performs this analysis and records an associated adjustment on a quarterly basis. In evaluating the collectability of all our receivable balances, we set our bad debt reserves incorporating the most recent and updated circumstances, facts, and analytics. Changes in assumed collection rates will result in changes in the necessary reserves. Loans are considered nonperforming if they are over 90 days past due. Since all of Adtalem’s financing agreements are generated through the extension of credit to fund educational costs, all such receivables are considered part of the same credit extension portfolio. Adtalem charges-off credit extension program balances after they have been sent to a third party collector, the timing of which varies by the institution granting the loan, but in most cases is when the financing agreement is at least 181 days past due.

The following table details the financing agreement balances along with the related allowances for credit losses (in thousands):

	June 30,
	2020		2019
Gross financing receivables		$50,025		$47,937
Allowance for credit losses:
Balance as of July 1	$(6,289)		$(10,003)
Charge-offs and adjustments	712		10,777
Recoveries	(113)		(83)
Additional provision	(10,000)		(6,980)
Balance at end of period		(15,690)		(6,289)
Net financing receivables		$34,335		$41,648

Of the net balances above, $19.6 million and $16.6 million were classified as accounts receivable, net on the Consolidated Balance Sheets as of June 30, 2020 and 2019, respectively, and $14.7 million and $25.1 million, representing amounts due beyond one year, were classified as other assets, net on the Consolidated Balance Sheets as of June 30, 2020 and 2019, respectively.

The following table details the credit risk profiles of the financing agreement balances based on an aging of past due financing agreements (in thousands):

				Over			Total
	1-30 Days	31-60 Days	61-90 Days	90 Days	Total		Financing
	Past Due	Past Due	Past Due	Past Due	Past Due	Current	Receivables
Financing receivables:
June 30, 2020	$7,192	$1,755	$1,547	$13,782	$24,276	$25,749	$50,025
June 30, 2019	$3,578	$2,458	$687	$9,888	$16,611	$31,326	$47,937

In connection with the completion of the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The value of the DeVry University loan receivable included in other assets, net on the Consolidated Balance Sheet as of June 30, 2020 and 2019 is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The value of the DePaul College Prep loan receivable included in other assets, net on the Consolidated Balance Sheet as of June 30, 2020 is $41.4 million, which is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

10. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,
	2020	2019
Land	$43,246	$41,938
Building	313,068	322,657
Equipment	248,359	228,533
Construction in progress	12,449	13,545
Property and equipment, gross	617,122	606,673
Accumulated depreciation	(331,020)	(323,240)
Property and equipment, net	$286,102	$283,433

Depreciation expense was $34.4 million, $33.8 million, and $33.0 million for the years ended June 30, 2020, 2019, and 2018, respectively.

In September 2017, Hurricanes Irma and Maria caused damage and disrupted operations at AUC and RUSM. In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria. These proceeds produced a gain of $15.6 million, which was recorded in the second quarter of fiscal year 2019.

During the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. Hurricane-related impairment charges of $31.0 were recorded in fiscal year 2018 for building, building improvements, furniture, and equipment, along with receivables for insurance reimbursements of these amounts, less deductibles, of $21.9 million as of June 30, 2018. The impairment charges are included in cost of educational services in the Consolidated Statements of Income (Loss). In the first quarter of fiscal year 2019, Adtalem announced its decision to relocate RUSM’s campus operations to Barbados and not return to RUSM’s Dominica campus. We recorded impairment charges of $39.1 million in fiscal year 2019 to fully impair the property and equipment in Dominica as management determined the market value less the costs to sell the facilities or move the equipment was zero. The impairment charges are included in restructuring expense in the Consolidated Statements of Income (Loss) (see Note 6 “Restructuring Charges”).

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

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million in fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 21 “Segment Information.”

11. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through January 2031, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes options to terminate or extend when it is reasonably certain that the option will be exercised. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have not entered into any financing leases.

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

As of June 30, 2020, we entered into one additional operating lease that has not yet commenced. The operating lease will commence during the first quarter of fiscal year 2021, has a 10-year lease term, and will result in an additional lease asset and lease liability of $10.1 million.

The components of lease cost were as follows (in thousands):

Year Ended
June 30,
2020
Operating lease cost	$56,136
Sublease income	(19,524)
Total lease cost	$36,612

Maturities of lease liabilities by fiscal year as of June 30, 2020 were as follows (in thousands):

Operating
Fiscal Year	Leases
2021	$62,731
2022	58,921
2023	48,400
2024	32,224
2025	22,081
Thereafter	39,049
Total lease payments	263,406
Less: imputed interest	(35,730)
Present value of lease liabilities	$227,676

Lease term and discount rate were as follows:

June 30, 2020
Weighted-average remaining operating lease term (years)	5.2
Weighted-average operating lease discount rate	5.4%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

Year Ended
June 30,
2020
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$47,147
Operating lease assets obtained in exchange for operating lease liabilities	$26,477

Adtalem maintains agreements to lease four facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 22 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals. Future minimum lease and sublease rental income under these agreements as of June 30, 2020, were as follows (in thousands):

Fiscal Year	Amount
2021	$19,856
2022	16,816
2023	16,078
2024	10,261
2025	5,121
Thereafter	2,038
Total lease and sublease rental income	$70,170

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

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	June 30,
Reporting Unit	2020	2019
Chamberlain	$4,716	$4,716
AUC	68,321	68,321
RUSM and RUSVM	237,173	237,173
Financial Services	376,004	377,046
Total	$686,214	$687,256

The table below summarizes goodwill balances by reportable segment (in thousands):

	June 30,
Reportable Segment	2020	2019
Medical and Healthcare	$310,210	$310,210
Financial Services	376,004	377,046
Total	$686,214	$687,256

The table below summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Medical and	Financial
	Healthcare	Services	Total
June 30, 2018	$310,210	$317,699	$627,909
Acquisitions	—	59,519	59,519
Foreign exchange rate changes	—	(172)	(172)
June 30, 2019	310,210	377,046	687,256
Purchase accounting adjustments	—	(92)	(92)
Foreign exchange rate changes	—	(950)	(950)
June 30, 2020	$310,210	$376,004	$686,214

The decrease in the goodwill balance from June 30, 2019 in the Financial Services segment is primarily the result of a change in the value of the Indian Rupee compared to the U.S. dollar. Since EduPristine’s goodwill is recorded in local currency, fluctuations in the values of the Indian Rupee in relation to the U.S. dollar will cause changes in the balance of this asset.

Intangible assets consist of the following (in thousands):

	June 30, 2020
	Gross		Weighted-Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
Amortizable intangible assets:
Customer relationships	$68,900	$(21,044)	10 Years
Curriculum/software	11,600	(2,094)	6 Years
Course delivery technology	7,200	(1,952)	5 Years
Total	$87,700	$(25,090)
Indefinite-lived intangible assets:
Trade names	$95,664
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,904

	June 30, 2019
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$69,300	$(14,448)
Curriculum/software	16,600	(5,193)
Course delivery technology	7,200	(487)
Total	$93,100	$(20,128)
Indefinite-lived intangible assets:
Trade names	$95,777
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$225,017

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	June 30,
Reportable Segment	2020	2019
Medical and Healthcare	$137,500	$137,500
Financial Services	87,404	87,517
Total	$224,904	$225,017

Amortization expense for amortized intangible assets was $10.3 million, $6.9 million, and $6.5 million for the years ended June 30, 2020, 2019, and 2018, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 and in the aggregate, by reporting unit, is as follows (in thousands):

Financial
Fiscal Year	Services
2021	$10,073
2022	9,943
2023	9,792
2024	9,509
2025	7,933
Thereafter	15,360
Total	$62,610

All amortizable intangible assets except ACAMS customer relationships are amortized on a straight-line basis. The amount amortized for ACAMS customer relationships is based on the estimated retention of the customers, giving consideration to the revenue and cash flow associated with these existing customers.

Indefinite-lived intangible assets related to trade names, Title IV eligibility and accreditations, and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic, or other factors that limit the useful life of these intangible assets to the reporting entity.

Goodwill and indefinite-lived intangibles are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is May 31.

Adtalem has four reporting units that contained goodwill as of May 31, 2020. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the

Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units (Step 0), it was determined that a Step 1 impairment analysis was not necessary for any reporting unit to determine if the carrying values of the reporting unit exceeded their fair values as of the May 31, 2020 annual impairment review date because it was determined to be more likely than not that fair value exceeded carrying value. If a Step 1 impairment analysis is needed, the estimate of the fair value is based on management’s projection of revenue, gross margin, operating costs, and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results, and terminal values are based upon an analysis of the economic environment in which the reporting unit operates. The valuation employs present value techniques to estimate fair value and considers market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations. The discount rate utilized takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to impairments of goodwill.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of May 31, 2020. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of the May 31, 2020 annual impairment review date, except for in the case of the ACAMS Trade Name.

Based on recent revenue trends, management had reason to believe the carrying value of the ACAMS Trade Name may have exceeded its fair value. Accordingly, management performed a quantitative impairment review. In calculating fair value, Adtalem used a royalty rate model. The royalty rate method is based on management’s projection of revenue considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rate of 5% is based upon historical results and analysis of the economic environment in which ACAMS operates. Adtalem employs the Profit Split Analysis Method in determining the royalty rates used for valuing trade names.  In this method, royalty rates are assessed based on an analysis of profit levels.  Specifically, an implied royalty rate is calculated based on current and projected profitability levels to assess the affordability of the trade name, or a feasible royalty that a hypothetical market participant would pay to license the trade name. The valuation employed present value techniques utilizing a discount rate of 10.2% to measure the fair value of the revenue over the five-year planning horizon plus a terminal value assuming a reasonable long-term revenue growth rate that considered market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The results of this quantitative analysis showed the fair value of the ACAMS Trade Name did exceed its carrying value by a significant margin; thus, there was no indication that this asset was impaired.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates, which could lead to future impairments of goodwill or intangible assets.

13. Debt

Long-term debt consists of the following senior secured credit facility (in thousands):

	June 30,
	2020	2019
Total debt:
Term B Loan	$294,000	$297,000
Revolver	—	110,000
Total principal payments due	294,000	407,000
Deferred debt issuance costs	(4,885)	(5,906)
Total amount outstanding	289,115	401,094
Less current portion:
Term B Loan	(3,000)	(3,000)
Noncurrent portion	$286,115	$398,094

Scheduled future maturities of long-term debt for the next five fiscal years ending June 30 and in the aggregate are as follows (in thousands):

Maturity
Fiscal Year	Payments
2021	$3,000
2022	3,000
2023	3,000
2024	3,000
2025	282,000
Total	$294,000

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

Interest on the Term B Loan and the Revolver is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar year 2021, but that it will not use its powers to compel contributions beyond such date. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts, and evaluating the need for an amendment to the Credit Agreement to accommodate a replacement rate. The Credit Agreement does not specify a replacement rate for LIBOR.

Term B Loan

For Eurocurrency rate loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of June 30, 2020 and 2019, the interest rate for borrowings under the Term B Loan facility was 3.18% and 5.40%, respectively, which approximated the effective interest rate.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap is March

31, 2020 and settlements with the counterparty will occur on a monthly basis. The Swap will terminate on February 28, 2025.

During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan will be fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period.

The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affect earnings.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. As of June 30, 2019, borrowings under the Revolver were $110 million with a weighted average interest rate of 4.66%. There were no outstanding borrowings under the Revolver as of June 30, 2020.

Adtalem had a letter of credit outstanding of $68.4 million as of each of June 30, 2020 and 2019. This letter of credit was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and requires the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. As of June 30, 2020, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% as of June 30, 2020, of the undrawn portion of the Revolver. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $231.6 million as of June 30, 2020. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

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

	Term B Loan	Revolver	Total
Deferred debt issuance costs as of June 30, 2019	$5,906	$2,061	$7,967
Amortization of deferred debt issuance costs	(1,021)	(545)	(1,566)
Deferred debt issuance costs as of June 30, 2020	$4,885	$1,516	$6,401

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. Adtalem has not paid a dividend since December 2016. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of June 30, 2020.

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

In addition, Adtalem maintains a 71% ownership interest in EduPristine with the remaining 29% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm, as of June 30, 2020.

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

The following is a reconciliation of the redeemable noncontrolling interest balance (in thousands):

	Year Ended June 30,
	2020	2019
Balance at beginning of period	$9,543	$9,110
Net (loss) income attributable to redeemable noncontrolling interest	(444)	413
Increase in redemption value of redeemable noncontrolling interest put option	—	20
Payment for purchase of redeemable noncontrolling interest of subsidiary	(6,247)	—
Balance at end of period	$2,852	$9,543

15. Share Repurchases

On November 8, 2018, we announced that the Board of Directors (the “Board”) authorized Adtalem’s current share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The current share repurchase program commenced in January 2019. Adtalem made share repurchases under the current and former share repurchase programs as follows (in thousands, except shares and per share data):

			Life-to-Date
	Year Ended June 30,		Current Share
	2020	2019	Repurchase Program
Total number of share repurchases	3,838,275	5,306,203	6,383,431
Total cost of share repurchases	$136,889	$252,852	$254,769
Average price paid per share	$35.66	$47.65	$39.91

On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. As of June 30, 2020, $345.2 million of authorized share repurchases were remaining under the current and twelfth share repurchase programs. Repurchases under the current program were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Year Ended June 30,
	2020	2019	2018
Foreign currency translation adjustments
Beginning balance	$(137,389)	$(142,574)	$(59,400)
(Loss) gain on foreign currency translation	(157,354)	5,185	(83,174)
Reclassification from other comprehensive income	293,360	—	—
Ending balance	$(1,383)	$(137,389)	$(142,574)

Marketable securities
Beginning balance, gross	$131	$537	$454
Beginning balance, tax effect	(32)	(131)	(173)
Beginning balance, net of tax	99	406	281
ASU 2016-01 cumulative effect adjustment	—	(381)	—
Unrealized gain on marketable securities	111	98	83
Tax effect	(27)	(24)	42
Ending balance	$183	$99	$406

Interest rate swap
Beginning balance, gross	$—	$—	$—
Beginning balance, tax effect	—	—	—
Beginning balance, net of tax	—	—	—
Unrealized loss on interest rate swap	(10,399)	—	—
Tax effect	2,544	—	—
Ending balance	$(7,855)	$—	$—

Total ending balance at June 30	$(9,055)	$(137,290)	$(142,168)

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil. We recorded a reclassification from other comprehensive income of $293.4 million for the year ended June 30, 2020 due to the sale of Adtalem Brazil. This represents the cumulative foreign currency translation adjustments recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet related to Adtalem Brazil as of April 24, 2020, which was recognized in net income in the Consolidated Statement of Loss for the year ended June 30, 2020.

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

As of June 30, 2020, 4,374,281 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the year ended June 30, 2020:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2019	1,488,478	$31.33
Granted	229,125	43.39
Exercised	(135,849)	27.82
Forfeited	(65,946)	43.01
Expired	(76,178)	51.46
Outstanding as of June 30, 2020	1,439,630	31.95	6.39	$5,468
Exercisable as of June 30, 2020	726,604	$27.28	5.11	$4,886

The total intrinsic value of options exercised for the years ended June 30, 2020, 2019, and 2018 was $1.2 million, $4.4 million, and $11.4 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during fiscal years 2020, 2019, and 2018 was $16.98, $20.96, and $14.63, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

	Fiscal Year
	2020	2019	2018
Expected life (in years)	6.51	6.50	6.68
Expected volatility	37.66%	39.60%	41.45%
Risk-free interest rate	1.40%	2.73%	1.95%
Dividend yield	0.00%	0.00%	0.00%

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

During fiscal year 2020, Adtalem granted 414,810 RSUs to selected employees and directors. Of these, 135,660 are performance-based RSUs and 279,150 are non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation, and amortization, calculated on a non-GAAP basis. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three, or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem, or upon retirement. During the restriction period, the recipient of the non-

performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the year ended June 30, 2020:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2019	878,030	$34.86
Granted	414,810	42.22
Vested	(385,913)	28.37
Forfeited	(138,954)	41.24
Outstanding as of June 30, 2020	767,973	$39.42

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during fiscal years 2020, 2019, and 2018 were $42.22, $49.57, and $34.67, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (Loss) (in thousands):

	Year Ended June 30,
	2020	2019	2018
Cost of educational services	$1,334	$1,239	$4,464
Student services and administrative expense	13,250	11,978	9,487
Restructuring expense	—	—	548
	14,584	13,217	14,499
Income tax benefit	(4,611)	(4,685)	(5,829)
Net stock-based compensation expense	$9,973	$8,532	$8,670

As of June 30, 2020, $17.9 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of options and RSUs vested during the years ended June 30, 2020, 2019, and 2018 was approximately $14.5 million, $14.9 million, and $14.8 million, respectively.

There was no capitalized stock-based compensation cost at each of June 30, 2020 and 2019.

Adtalem has an established practice of issuing new shares of common stock to satisfy stock-based grant exercises. However, Adtalem also may issue treasury shares to satisfy stock-based grant exercises under certain of its stock-based incentive plans.

18. Employee Benefit Plans

Success Sharing Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in Adtalem’s 401(k) Retirement Plan. Adtalem currently contributes to the plan an amount up to 6% of the total eligible compensation of colleagues who make contributions under the plan. In addition, Adtalem may also make discretionary contributions for the benefit of all eligible employees. Expenses for the matching and discretionary contributions under the plan were $11.2 million, $10.6 million, and $10.9 million for the years ended June 30, 2020, 2019, and 2018, respectively.

Colleague Stock Purchase Plan

Under provisions of Adtalem’s current Colleague Stock Purchase Plan, any eligible employee may authorize Adtalem to withhold up to $25,000 of annual wages to purchase common stock of Adtalem. Adtalem implemented a new Colleague Stock Purchase Plan approved by stockholders at Adtalem’s annual meeting of stockholders held on November 6, 2019 which allows for the issuance of 500,000 shares. Adtalem terminated the ability to purchase shares of common stock under the old Colleague Stock Purchase Plan and the last purchase made through the old Colleague Stock Purchase Plan was on

February 28, 2019. Currently, employees can purchase Adtalem’s common stock at 90% of the prevailing market price on the purchase date. Adtalem subsidizes the remaining 10% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2020, 2019, and 2018. Total shares issued under the plans were 705, 8,895, and 20,725 in fiscal years 2020, 2019, and 2018, respectively. These plans are intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, Adtalem is re-issuing treasury shares to satisfy colleague share purchases under this plan.

19. Fair Value Measurements

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

The carrying value of our cash and cash equivalents approximates fair value because of their short-term nature and is classified as Level 1.

Adtalem maintains a rabbi trust to fund obligations under a non-qualified deferred compensation plan. The rabbi trust investments in stock and bond mutual funds, which are carried at fair value and classified as marketable securities on the Consolidated Balance Sheets. All investments in marketable securities are recorded at fair value based upon quoted market prices using Level 1 inputs.

The fair value of the credit extension programs included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of June 30, 2020 and 2019 of $34.3 million and $41.6 million, respectively, is estimated by discounting the future cash flows using current rates for similar arrangements and is classified as Level 2. See Note 9 “Financing Receivables” for additional information on these credit extension programs.

In connection with the completion of the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The fair value of the DeVry University loan receivable included in other assets, net of

$10.0 million on the Consolidated Balance Sheet at each of June 30, 2020 and 2019 is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum and is classified as Level 2.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The fair value of the DePaul College Prep loan receivable included in other assets, net on the Consolidated Balance Sheet as of June 30, 2020 is $41.4 million, which is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

As of June 30, 2020 and 2019, borrowings under our Credit Facility were $294.0 million and $407.0 million, respectively. The carrying value of our long-term debt approximates fair value because the interest rates on these borrowings approximated the effective interest rate and is classified as Level 2. See Note 13 “Debt” for additional information on the Credit Facility.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to fully mitigate risks associated with the variable interest rate on our Term B Loan debt with an effective date of March 31, 2020. The fair value of our Swap is based in part on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the Swap, taking into consideration current and projected future interest rates as well as the creditworthiness of the counterparty, all of which can be validated through readily observable data from external sources, in which case the measurements are classified within Level 2. The fair value of the Swap is represented within other liabilities on the Consolidated Balance Sheet with a balance of $10.4 million as of June 30, 2020. See Note 13 “Debt” for additional information on the Swap.

As of June 30, 2020 and 2019, there were no assets or liabilities measured at fair value using Level 3 inputs.

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2020. See Note 12 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

20. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of June 30, 2020, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of June 30, 2020. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On October 14, 2016, a putative class action lawsuit was filed by Debbie Petrizzo and five other former DeVry University students, individually and on behalf of others similarly situated, against Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the United States District Court for the Northern District of Illinois (the “Petrizzo Case”). The complaint was filed on behalf of a putative class of persons consisting of those who enrolled in and/or attended classes at DeVry University during and after 2002 and who were unable to find employment within their chosen field of study within six months of graduation. Citing the civil complaint filed by the FTC on January 26, 2016 against the Adtalem Parties (the “FTC lawsuit”), the plaintiffs claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserted claims for unjust enrichment and violations of six different states’ consumer fraud, unlawful trade practices, and consumer protection laws. The plaintiffs sought monetary, declaratory, injunctive, and other unspecified relief.

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

On April 12, 2018, the Petrizzo plaintiffs refiled their complaint with a new lead plaintiff, Renee Heather Polly. The plaintiffs’ refiled complaint was nearly identical to the complaint previously dismissed by the court on February 12, 2018. The Adtalem Parties moved to dismiss this refiled complaint on May 14, 2018. The court granted defendants’ motion and dismissed the amended complaint with prejudice on February 13, 2019. On March 15, 2019, plaintiffs filed a notice of appeal. On July 8, 2020, by agreement of the parties, plaintiffs filed a Notice of Voluntary Dismissal on Appeal with Prejudice, and the court dismissed the case with prejudice on July 9, 2020.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against the Adtalem Parties in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the court granted plaintiff’s motion for leave to file an amended complaint. Plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. Defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019 and the court granted Defendants’ motion on July 29, 2019, with leave to amend. The plaintiff has filed an amended complaint on August 26, 2019. On October 18, 2019, defendants’ moved to dismiss this complaint as it is substantially similar to the one the court previously dismissed. No hearing on the motion to dismiss is currently scheduled. The Court granted a Motion for Preliminary Approval of Class Action Settlement (the “Settlement”) on May 28, 2020. In conjunction with the Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 30, 2020. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheet as of June 30, 2020 and charged the contingency loss within discontinued

operations in the Consolidated Statement of Income (Loss) for the year ended June 30, 2020. We anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. A final approval hearing is set for October 7, 2020.

On May 8, 2018, the Carlson Law Firm (“Carlson”) filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students in Rangel v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. in Lindberg v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on May 8, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former DeVry University students seeking to join the consolidated lawsuit. The parties re-filed their briefing on the motions to dismiss so that the motion would apply to all three groups of plaintiffs. On April 24, 2019, the Court granted Adtalem’s and DeVry University’s motions to dismiss, with leave to amend. The plaintiffs filed an amended complaint on June 7, 2019. Defendants moved to dismiss the complaint on July 5, 2019. The motion to dismiss was referred to a magistrate judge. On December 13, 2019, the magistrate judge issued a report and recommendation denying defendants’ motion to dismiss. On January 3, 2020, defendants filed their objections to the report and recommendation on the motion to dismiss, and plaintiffs filed a response to the objections on January 8, 2020. The District Court judge adopted the Magistrate Judge’s report and recommendations on March 12, 2020, and the defendants filed an answer to the complaint on April 10, 2020. Discovery is ongoing. In conjunction with the Alvarez v. Adtalem matter referenced below, the parties participated in a mediation on August 4, 2020. The parties will continue mediation discussions.

On April 4, 2019, the Carlson Law Firm sent notice pursuant to California Legal Remedies Act, Civil Code § 1750, of 105 individuals who purportedly have claims against DeVry University and Adtalem based on allegedly deceptive comments made about the benefits of obtaining a DeVry University degree; specifically, that 90% of graduates obtained a job in their chosen field of study within six months of graduation, and that graduates were paid more than graduates of other universities. On July 16, 2019, the Carlson Law Firm filed a lawsuit in the United States District Court for the Northern District of California – San Jose Division against Adtalem and DeVry University on behalf of 102 individual former DeVry University students in Alvarez v. Adtalem and DeVry University, Inc. The plaintiffs contend that defendants misrepresented the benefits of graduating from DeVry University and falsely and misleadingly advertised the employment rate and income rate of their graduates to induce potential students to purchase educational products and services, and to remain students through graduation. The lawsuit seeks exemplary damages, restitution, economic damages, punitive damages, pre- and post-judgment interest, attorneys’ fees and the cost of suit. The plaintiffs brought claims for fraud by misrepresentation, fraud by concealment, negligent misrepresentation, civil theft, violation of the California Consumer Legal Remedies Act, violation of California’s Unfair Competition Law, and violation of California’s False Advertising Law. Defendants filed a motion to dismiss the complaint on October 1, 2019. On December 16, 2019, the court granted in part and denied in part the motion to dismiss. Defendants filed an answer to the complaint on January 13, 2020. Plaintiffs filed an amended complaint on January 31, 2020, and defendants filed an amended answer on March 2, 2020. The parties participated in a court-ordered mediation on August 4, 2020, at which time there was no agreed upon resolution. The parties will continue mediation discussions.

On August 13, 2019, a plaintiff, Magana, filed a putative class action lawsuit against Adtalem and DeVry University, Inc. in the United States District Court for the Eastern District of California, alleging damages based on allegedly deceptive statements made about the benefits of obtaining a DeVry University degree. Plaintiffs asserted claims under the California Unfair Competition Law, California False Advertising Law, and claims of fraud/material misrepresentation, fraudulent concealment/intentional omission of material facts, negligent misrepresentation, breach of contract, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. Plaintiffs voluntarily dismissed this action on May 11, 2020. The court closed the case on May 13, 2020.

On June 21, 2018, Stoltmann Law Offices filed a lawsuit against Adtalem in Cook County Circuit Court, alleging that Adtalem breached a contract with Stoltmann Law Offices to pay filing fees associated with arbitration claims Stoltmann Law Offices has filed with the Judicial Arbitration and Mediation Services, Inc. (“JAMS”). Stoltmann Law Offices is seeking specific performance from the court. Adtalem moved to dismiss this complaint on August 3, 2018. Prior to the court ruling on Adtalem’s motion to dismiss, Stoltmann Law Offices and 399 individuals filed an amended complaint on August 9, 2018, asserting claims for specific performance, declaratory judgment and a petition to compel arbitration. Adtalem moved to dismiss the amended complaint on August 31, 2018. The court granted Adtalem’s motion to dismiss on November 30, 2018, but granted plaintiffs leave to file a second amended complaint. A single individual plaintiff filed a second amended complaint on January 3, 2019. Adtalem moved to dismiss the complaint on May 23, 2019. On January 9, 2020, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed the petition to compel arbitration, and allowed the claim for declaratory judgment to proceed. Adtalem filed an answer to the complaint on February 10, 2020. Discovery is ongoing.

Stoltmann Law Offices is representing hundreds of individuals who have filed claims with JAMS alleging fraud-based claims based on DeVry University’s graduate employment statistics. Stoltmann Law Offices has paid the filing fees for thirty of these arbitrations to move forward. JAMS has sent commencement letters in several waves. Respondents have filed answers in response to approximately twenty-five arbitration demands. These arbitrations are in various stages of litigation. One decision has been issued following the completion of the arbitration which dismissed all of claimant’s claims in favor of Adtalem and DeVry University.

On March 29, 2019, a putative class action lawsuit was filed by Robby Brown, individually and on behalf of all others similarly situated, against Adtalem and DeVry University, Inc., in the Western District of Missouri. The complaint was filed on behalf of himself and two separate classes of similarly situated individuals who were citizens of the State of Missouri and who purchased or paid for and received any part of a DeVry University program. The plaintiffs claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs sought compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants filed a motion to dismiss the complaint on May 31, 2019. On October 9, 2019, the court granted in part and denied in part the motion to dismiss. The court dismissed plaintiffs’ claims for unjust enrichment and conversion, allowing the remaining claims to proceed. On October 29, 2019, defendants filed an answer to the complaint. Plaintiffs voluntarily dismissed this action on May 11, 2020. The court entered an Order of Dismissal Without Prejudice on May 13, 2020.

On or about April 1, 2019, Adtalem, Chamberlain and DeVry University received similar Civil Investigative Demands (“CID”) from the U.S. Department of Justice (the “DOJ”). The CIDs were issued pursuant to a False Claims Act inquiry concerning allegations that Adtalem, in particular Chamberlain and Adtalem’s former subsidiary DeVry University, submitted or caused the submission of false claims to the U.S. Department of Defense and U.S. Department of Veteran Affairs for federal funds under the GI Bill Programs and Tuition Assistance Program from 2011 to the date of the CIDs. It is specifically alleged that Chamberlain and DeVry University engaged in unlawful recruitment tactics, and provided incentive payments based directly or indirectly on securing federal financial aid. Adtalem cooperated with this DOJ inquiry and provided documents and other information requested by the DOJ. On February 27, 2020, the DOJ notified the U.S. District Court for the District of Georgia that it would decline to intervene in two qui tam False Claims Act actions filed by former DeVry University employees related to the subject matter of the CIDs. Those actions were unsealed on March 2, 2020. The complaints had been filed by former employees Ashley Vandiver (2017 complaint) and Laura Moriarty (2018 complaint). Vandiver’s complaint is filed against Adtalem and DeVry University. Moriarty’s complaint is filed against Adtalem, Chamberlain, DeVry University, and others. We cannot predict their outcome.

On April 3, 2019, a putative class action lawsuit was filed by T’Lani Robinson, individually and on behalf of all others similarly situated, against Adtalem and DeVry University, Inc., in the Northern District of Georgia. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Georgia who purchased or paid for and received any part of a DeVry University program. The plaintiffs claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and assert claims of breach of contract, negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief. The plaintiffs sought compensatory, exemplary, punitive, treble, and statutory penalties and damages as allowed by law, including pre-judgment and post-judgment interest disgorgement, restitution, injunctive and declaratory relief, and attorneys’ fees. Defendants filed a motion to dismiss the complaint on May 31, 2019. On November, 25, 2019, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed the claims for breach of fiduciary duty and conversion with prejudice. The court dismissed the claims for negligent misrepresentation, fraudulent misrepresentation, fraudulent concealment, and unjust enrichment without prejudice, ordering plaintiffs’ to file an amended class-action complaint within fourteen days of the order. The court allowed the claims for breach of contract and declaratory relief to proceed. On December 9, 2019, plaintiff filed an amended class-action complaint. On December 23, 2019, defendants filed their answer to the amended class action complaint. Plaintiffs voluntarily dismissed this action on May 12, 2020. The court dismissed the case on May 13, 2020.

21. Segment Information

Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information. Segment information presented excludes the results of Adtalem Brazil. Adtalem eliminated its Business and Law reportable segment during the first quarter of fiscal year 2020 when Adtalem Brazil was classified as discontinued operations. In addition, Carrington and DeVry University are presented as discontinued operations, see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information. Discontinued operations assets are included in the table below to reconcile to total consolidated assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to Adtalem Brazil within our former Business and Law segment during fiscal years 2018 and 2019 were reclassified to the Home Office and Other segment based on discontinued operations reporting guidance regarding allocation of corporate overhead. For fiscal year 2020, home office costs to support the remaining businesses are being allocated to the Medical and Healthcare and Financial Services segments.

We present two reportable segments as follows:

Medical and Healthcare – Offers degree and non-degree programs in the medical and healthcare postsecondary education industry. This segment includes the operations of Chamberlain, AUC, RUSM, and RUSVM. AUC, RUSM, and RUSVM are collectively referred to as the “medical and veterinary schools.”

Financial Services – Offers test preparation, certifications, conferences, seminars, memberships, and subscriptions to business professionals in the areas of accounting, anti-money laundering, banking, and mortgage industries. This segment includes the operations of ACAMS, Becker, OCL, and EduPristine.

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s Chairman, President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s operating income excluding special items. Operating income excludes special items that consists of restructuring expense, gain on sale of assets, and settlement gains. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Segments may have allocated depreciation expense related to depreciable assets reported as an asset in a different segment. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Revenue:
Medical and Healthcare	$866,428	$849,861	$815,674
Financial Services	185,573	167,211	147,195
Home Office and Other	—	(3,229)	(2,592)
Total consolidated revenue	$1,052,001	$1,013,843	$960,277
Operating income excluding special items:
Medical and Healthcare	$167,744	$181,217	$190,475
Financial Services	22,464	35,467	28,052
Home Office and Other	(24,099)	(33,965)	(47,514)
Total consolidated operating income excluding special items	166,109	182,719	171,013
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(28,628)	(53,067)	(3,851)
Gain on sale of assets	4,779	—	—
Settlement gains	—	26,178	—
Total consolidated operating income	142,260	155,830	167,162
Net other income (expense)	94,919	(16,083)	(10,983)
Total consolidated income from continuing operations before income taxes	$237,179	$139,747	$156,179
Segment assets:
Medical and Healthcare	$1,231,951	$814,728	$988,920
Financial Services	580,272	582,327	456,589
Home Office and Other	416,464	263,242	287,874
Discontinued Operations	—	582,399	611,578
Total consolidated assets	$2,228,687	$2,242,696	$2,344,961
Capital expenditures:
Medical and Healthcare	$25,334	$47,410	$34,099
Financial Services	4,532	1,678	1,848
Home Office and Other	14,271	8,486	10,675
Total consolidated capital expenditures	$44,137	$57,574	$46,622
Depreciation expense:
Medical and Healthcare	$29,064	$28,025	$29,731
Financial Services	2,010	1,849	1,999
Home Office and Other	3,354	3,885	1,274
Total consolidated depreciation expense	$34,428	$33,759	$33,004
Intangible asset amortization expense:
Financial Services	$10,262	$6,947	$6,501
Total consolidated intangible asset amortization expense	$10,262	$6,947	$6,501

Adtalem conducts its educational and financial services operations in the U.S., Barbados, St. Kitts, St. Maarten, India, Europe, China, Canada, and the Middle East. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2020	2019	2018
Revenue from unaffiliated customers:
Domestic operations	$651,342	$606,363	$578,157
International operations:
Barbados, Dominica, St. Kitts, and St. Maarten	354,773	362,427	342,831
Other	45,886	45,053	39,289
Total international	400,659	407,480	382,120
Total consolidated revenue	$1,052,001	$1,013,843	$960,277
Long-lived assets:
Domestic operations	$206,521	$157,367	$148,724
International operations:
Barbados, Dominica, St. Kitts, and St. Maarten	156,609	176,229	182,701
Other	1,851	1,950	2,021
Total international	158,460	178,179	184,722
Total consolidated long-lived assets	$364,981	$335,546	$333,446

Certain prior period amounts within domestic operations and other international operations revenue in the above table have been reclassified for consistency with the current period presentation. We previously classified certain sales dependent upon the location of the legal entity reporting the sale. We have changed our methodology to classify these sales within the geographic area category where the sale originates. We believe this better reflects the usefulness of this disclosure.

No one customer accounted for more than 10% of Adtalem’s consolidated revenue.

22. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly data for the years ended June 30, 2020 and 2019, are as follows (in thousands, except per share amounts):

	Quarter
Year Ended June 30, 2020	First	Second	Third	Fourth	Total Year
Revenue	$254,613	$266,172	$271,487	$259,729	$1,052,001
Operating income	$25,741	$40,311	$54,487	$21,721	$142,260
Amounts attributable to Adtalem:
Income from continuing operations	$17,517	$1,408	$153,551	$71,505	$243,981
(Loss) income from discontinued operations	$(3,156)	$4,117	$(2,719)	$(327,557)	$(329,315)
Net income (loss) attributable to Adtalem	$14,361	$5,525	$150,832	$(256,052)	$(85,334)
Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$0.32	$0.03	$2.90	$1.37	$4.55
Discontinued operations	$(0.06)	$0.08	$(0.05)	$(6.27)	$(6.14)
Net	$0.26	$0.10	$2.85	$(4.90)	$(1.59)
Diluted:
Continuing operations	$0.31	$0.03	$2.88	$1.36	$4.51
Discontinued operations	$(0.06)	$0.08	$(0.05)	$(6.22)	$(6.09)
Net	$0.26	$0.10	$2.83	$(4.86)	$(1.58)

	Quarter
Year Ended June 30, 2019	First	Second	Third	Fourth	Total Year
Revenue	$236,939	$253,961	$258,703	$264,240	$1,013,843
Operating (loss) income	$(3,232)	$58,669	$45,579	$54,814	$155,830
Amounts attributable to Adtalem:
(Loss) income from continuing operations	$(4,787)	$41,945	$34,840	$35,249	$107,247
(Loss) income from discontinued operations	$(4,743)	$(24,650)	$3,065	$14,249	$(12,079)
Net (loss) income attributable to Adtalem	$(9,530)	$17,295	$37,905	$49,498	$95,168
Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$(0.08)	$0.71	$0.60	$0.62	$1.83
Discontinued operations	$(0.08)	$(0.42)	$0.05	$0.25	$(0.21)
Net	$(0.16)	$0.29	$0.65	$0.88	$1.63
Diluted:
Continuing operations	$(0.08)	$0.70	$0.59	$0.62	$1.81
Discontinued operations	$(0.08)	$(0.41)	$0.05	$0.25	$(0.20)
Net	$(0.16)	$0.29	$0.64	$0.86	$1.60

Adtalem Global Education Inc.

Schedule II

Valuation and Qualifying Accounts

Years Ended June 30, 2020, 2019, and 2018

(in thousands)

	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other				End
Description of Allowances and Reserves	of Year	Expenses		Accounts		Deductions		of Year
Year Ended June 30, 2020
Credit losses deducted from accounts and notes receivable	$14,532	$16,152		$—		$4,169	(a)	$26,515
Valuation allowances deducted from deferred tax assets	9,943	71		(77)		—		9,937
Restructuring reserve	25,083	4,955		(25,030)	(f)	3,573	(c)	1,435
Year Ended June 30, 2019
Refund allowance deducted from accounts receivable	$387	$—		$(387)	(d)	$—		$—
Credit losses deducted from accounts and notes receivable	18,838	9,817		832	(e)	14,955	(a)	14,532
Valuation allowances deducted from deferred tax assets	11,496	6,767		4		8,324		9,943
Restructuring reserve	38,927	8,870		—		22,714	(c)	25,083
Year Ended June 30, 2018
Refund allowance deducted from accounts receivable	$450	$14,007	(b)	$—		$14,070	(a)	$387
Credit losses deducted from accounts and notes receivable	15,806	7,115		—		4,083	(a)	18,838
Valuation allowances deducted from deferred tax assets	9,456	2,266		(19)		207		11,496
Restructuring reserve	46,115	19,893		—		27,081	(c)	38,927
(a)	Write-offs of uncollectable amounts and cash refunds.
(b)	Amounts recorded as a reduction of revenue, including adjustment for withdrawn students.
(c)	Payments and/or adjustments of liabilities for restructuring reserve.
(d)	Reclassification between accounts.
(e)	OnCourse Learning’s acquired balance.
(f)	ASC 842 (leases) reclassification to operating lease liabilities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2020 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2020, Adtalem’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, Adtalem’s management concluded that as of June 30, 2020, its internal control over financial reporting was effective based upon these criteria.

 The effectiveness of Adtalem’s internal control over financial reporting as of June 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting. Due to COVID-19, virtually all institution and home office administrative operations continue to be delivered and performed remotely. This includes operations both in the U.S. and in all foreign locations. These remote work arrangements have not adversely affected, and are not reasonably likely to adversely affect, Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to Adtalem’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 17, 2020 (the “Proxy Statement”). The information required by Item 10 with respect to Executive Officers is set forth in “Information About Our Executive Officers” at the end of Part I of this Annual Report on Form 10-K.

The information required by Item 10 with respect to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4, or 5 filers is incorporated by reference to the Proxy Statement.

In accordance with the information required by Item 10 relating to Regulation S-K, Item 406 disclosures about the Adtalem Code of Conduct and Ethics, Adtalem has a Code of Conduct and Ethics, which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer), and all other employees. The full text of the Code is available on Adtalem’s website. Adtalem intends to satisfy the requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on its website. To date, there have been no waivers from the Code.

The information required by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to Adtalem’s Board of Directors is incorporated by reference to the Proxy Statement. The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the Adtalem’s audit and finance committee financial experts and identification of the Adtalem’s audit committee is incorporated by reference to the Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the Proxy Statement (as defined in Item 10).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the Proxy Statement (as defined in Item 10).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the Proxy Statement (as defined in Item 10).

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the Proxy Statement (as defined in Item 10).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements

Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

Schedule II – Valuation and Qualify Accounts is set forth under Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. All other schedules have been omitted because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits
Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
2(a)

Agreement and Plan of Merger, dated May 18, 2016, by and among DeVry/Becker Education Development Corp., AGM Acquisition Corp., Cardinal Acquisition Merger Sub, Inc., Alert Global Media Holdings, LLC, and Registrant

Exhibit 2.1 to the Registrant’s Form 8-K filed June 23, 2016

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
2(b)	Stock Purchase Agreement, by and between the Registrant and Cogswell Education, LLC, dated December 4, 2017 (the “Stock Purchase Agreement”)		Exhibit 2.1 to the Registrant’s Form 8-K dated December 4, 2017
2(c)	Amendment No. 1 to the Stock Purchase Agreement, dated August 2, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated August 3, 2018
2(d)	Amendment No. 2 to the Stock Purchase Agreement dated as of December 11, 2018, by and between the Registrant and Cogswell		Exhibit 2.3 to the Registrant’s Form 8-K filed December 12, 2018
2(e)	Amendment No. 3 to the Stock Purchase Agreement, dated as of December 11, 2018, by and between the Registrant and Cogswell		Exhibit 2.4 to the Registrant’s Form 8-K filed December 12, 2018
2(f)	Membership Interest Purchase Agreement, by and between the Registrant and San Joaquin Valley College, Inc., dated June 28, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated June 29, 2018
2(g)

Stock Purchase Agreement by and among Global Education International B.V., Sociedade de Ensino Superior Estácio de Sá Ltda., Adtalem Global Education Inc., and Estácio Participações S.A., dated as of October 18, 2019

Exhibit 2.1 to the Registrant’s Form 8-K dated October 23, 2019
2(h)

Letter Agreement, by and among, Global Education International B.V., Sociedade de Ensino Superior Estácio de Sá Ltda., Adtalem Global Education Inc., and Estácio Participações S.A., dated as of April 24, 2020

Exhibit 2.2 to the Registrant’s Form 8-K dated April 27, 2020
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

Exhibit 10.1 to the Registrant’s Form 8-K filed April 19, 2018
4(b)	Description of Registrant’s Securities	X
10(a)*	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010
10(b)*	Registrant’s Fourth Amended and Restated Incentive Plan of 2013		Appendix A of the Supplement to Proxy Statement dated October 10, 2017

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10(c)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(d)*	Form of Nonqualified Stock Option Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(e)*	Form of Incentive Stock Option Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(f)*	Form of Incentive Stock Option Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(g)*	Form of Full Value Share Award Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10.2 to the Registrant’s Form 8-K dated February 20, 2013
10(h)*	Form of Full Value Share Award Agreement for Directors under the Amended and Restated Incentive Plan of 2005		Exhibit 10(j) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(i)*	Form of Full Value Share Award Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(k) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(j)*	Form of Performance Share Award Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(l) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(k)*	Form of Stock Appreciation Rights Agreement under the Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated February 20, 2013
10(l)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(m)*	Form of Nonqualified Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(n)*	Form of Incentive Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(o)*	Form of Incentive Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(p)*	Form of Full Value Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 8, 2014
10(q)*	Form of Full Value Share Award Agreement for Directors under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(t) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(r)*	Form of Full Value Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(u) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(s)*	Form of Performance Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(v) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(t)*	Form of Performance Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(w) to the Registrant’s Form 10-K for the year ended June 30, 2014

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10(u)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(x) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(v)*	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014
10(w)*	Registrant’s Success Sharing Retirement Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014
10(x)*	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010
10(y)*	Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002
10(z)*	First Amendment to Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(aa)*	Employment Agreement between the Registrant and Lisa W. Wardell, dated May 24, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated May 27, 2016
10(bb)*	Executive Employment Agreement between the Registrant and Patrick J. Unzicker, dated May 31, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated June 1, 2016
10(cc)*	Executive Employment Agreement between the Registrant and Gregory S. Davis, dated July 7, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated January 1, 2017
10(dd)*	Executive Employment Agreement between the Registrant and Steven Riehs, dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013
10(ee)*	Executive Employment Agreement between the Registrant and Susan Groenwald, dated September 1, 2011		Exhibit 10(ii) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(ff)*	Executive Employment Agreement between the Registrant and Donna N. Jennings-Howell, dated October 12, 2009		Exhibit 10(jj) to the Registrant’s Form 10-K for the year ended June 30, 2018
10(gg)*	Executive Employment Agreement between the Registrant and Mehul R. Patel, dated September 5, 2017		Exhibit 10(kk) to the Registrant’s Form 10-K for the year ended June 30, 2018
10(hh)*	Executive Employment Agreement between the Registrant and Stephen W. Beard, dated February 1, 2018		Exhibit 10(kk) to the Registrant’s Form 10-K for the year ended June 30, 2019
10(ii)*	Executive Employment Agreement between the Registrant and Kathy Boden Holland, dated May 9, 2018		Exhibit 10(ll) to the Registrant’s Form 10-K for the year ended June 30, 2019
10(jj)*	Letter Agreement among the Registrant, Michael W. Malafronte and International Value Advisers, LLC and affiliated parties listed therein, dated October 3, 2017		Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2017
10(kk)	Promissory Note, dated December 11, 2018, by and between Adtalem and DeVry University, Inc.		Exhibit 2.5 to the Registrant’s Form 8-K dated December 12, 2018
10(ll)*	Executive Employment Agreement between the Registrant and Michael O. Randolfi		Exhibit 10.1 to the Registrant’s Form 8-K dated August 27, 2019
10(mm)*	Offer Letter between Adtalem Global Education Inc. and Robert Phelan, dated January 27, 2020		Exhibit 10.1 to the Registrant’s Form 8-K dated February 18, 2020
10(nn)*	Executive Employment Agreement between the Registrant and Karen S. Cox, dated June 15, 2018	X
21	Subsidiaries of the Registrant	X
23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.

Date: August 18, 2020	By:	/s/ Michael O. Randolfi
Michael O. Randolfi
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa W. Wardell	Chairman of the Board, President and Chief Executive Officer	August 18, 2020
Lisa W. Wardell	(Principal Executive Officer)

/s/ Michael O. Randolfi	Senior Vice President and Chief Financial Officer	August 18, 2020
Michael O. Randolfi	(Principal Financial Officer)

/s/ Robert J. Phelan	Vice President and Chief Accounting Officer	August 18, 2020
Robert J. Phelan	(Principal Accounting Officer)

/s/ William W. Burke	Lead Independent Director	August 18, 2020
William W. Burke

/s/ Donna J. Hrinak	Director	August 18, 2020
Donna J. Hrinak

/s/ Georgette Kiser	Director	August 18, 2020
Georgette Kiser

/s/ Lyle Logan	Director	August 18, 2020
Lyle Logan

/s/ Michael W. Malafronte	Director	August 18, 2020
Michael W. Malafronte

/s/ Sharon O’Keefe	Director	August 18, 2020
Sharon O’Keefe

/s/ Kenneth J. Phelan	Director	August 18, 2020
Kenneth J. Phelan

/s/ James D. White	Director	August 18, 2020
James D. White