Form 10-Q
period 2020-09-30
Adtalem Global Education Inc.
filed 2020-11-05
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 29, 2020, there were 52,091,383 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	September 30,	June 30,	September 30,
	2020	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$561,170	$500,516	$121,079
Investments in marketable securities	9,434	8,968	8,763
Restricted cash	947	589	710
Accounts receivable, net	99,536	87,042	116,212
Prepaid expenses and other current assets	97,386	95,651	39,476
Current assets held for sale	—	—	169,873
Total current assets	768,473	692,766	456,113
Noncurrent assets:
Property and equipment, net	289,944	286,102	280,823
Operating lease assets	186,824	174,935	195,238
Deferred income taxes	18,325	22,277	9,814
Intangible assets, net	285,027	287,514	295,324
Goodwill	686,480	686,214	686,992
Other assets, net	94,824	78,879	91,086
Noncurrent assets held for sale	—	—	444,934
Total noncurrent assets	1,561,424	1,535,921	2,004,211
Total assets	$2,329,897	$2,228,687	$2,460,324

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$48,148	$46,484	$44,674
Accrued payroll and benefits	31,491	48,835	30,071
Accrued liabilities	107,148	104,431	61,966
Deferred revenue	168,253	91,589	168,533
Current operating lease liabilities	51,897	51,644	54,057
Current portion of long-term debt	3,000	3,000	3,000
Current liabilities held for sale	—	—	50,174
Total current liabilities	409,937	345,983	412,475
Noncurrent liabilities:
Long-term debt	285,621	286,115	327,600
Long-term operating lease liabilities	189,607	176,032	192,055
Deferred income taxes	25,410	24,975	25,375
Other liabilities	85,590	82,309	89,646
Noncurrent liabilities held for sale	—	—	82,793
Total noncurrent liabilities	586,228	569,431	717,469
Total liabilities	996,165	915,414	1,129,944
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	2,761	2,852	3,187
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 52,089, 51,871, and 54,649 shares outstanding as of September 30, 2020, June 30, 2020, and September 30, 2019, respectively	810	807	805
Additional paid-in capital	508,487	504,434	492,151
Retained earnings	1,947,498	1,927,568	2,027,263
Accumulated other comprehensive loss	(8,612)	(9,055)	(176,739)
Treasury stock, at cost, 28,912, 28,794, and 25,862 shares as of September 30, 2020, June 30, 2020, and September 30, 2019, respectively	(1,117,212)	(1,113,333)	(1,016,287)
Total shareholders' equity	1,330,971	1,310,421	1,327,193
Total liabilities and shareholders' equity	$2,329,897	$2,228,687	$2,460,324

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
Revenue	$268,241	$254,613
Operating cost and expense:
Cost of educational services	113,698	128,034
Student services and administrative expense	100,178	99,087
Restructuring expense	4,223	6,530
Business acquisition and integration expense	13,436	—
Gain on sale of assets	—	(4,779)
Total operating cost and expense	231,535	228,872
Operating income	36,706	25,741
Other income (expense):
Interest and dividend income	1,004	678
Interest expense	(3,692)	(5,328)
Investment gain	518	23
Net other expense	(2,170)	(4,627)
Income from continuing operations before income taxes	34,536	21,114
Provision for income taxes	(7,090)	(3,706)
Income from continuing operations	27,446	17,408
Discontinued operations:
Loss from discontinued operations before income taxes	(10,084)	(2,883)
Benefit from (provision for) income taxes	2,477	(273)
Loss from discontinued operations	(7,607)	(3,156)
Net income	19,839	14,252
Net loss attributable to redeemable noncontrolling interest	91	109
Net income attributable to Adtalem Global Education	$19,930	$14,361

Amounts attributable to Adtalem Global Education:
Net income from continuing operations	$27,537	$17,517
Net loss from discontinued operations	(7,607)	(3,156)
Net income attributable to Adtalem Global Education	$19,930	$14,361

Earnings (loss) per share attributable to Adtalem Global Education:
Basic:
Continuing operations	$0.52	$0.32
Discontinued operations	$(0.14)	$(0.06)
Net	$0.38	$0.26
Diluted:
Continuing operations	$0.52	$0.31
Discontinued operations	$(0.14)	$(0.06)
Net	$0.38	$0.26

Weighted-average shares outstanding:
Basic shares	52,464	55,493
Diluted shares	52,797	56,140

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2020	2019
Net income	$19,839	$14,252
Other comprehensive income (loss), net of tax
Gain (loss) on foreign currency translation adjustments	318	(39,494)
Unrealized (loss) gain on marketable securities	(1)	45
Unrealized gain on interest rate swap	126	—
Comprehensive income (loss)	20,282	(25,197)
Comprehensive loss attributable to redeemable noncontrolling interest	91	184
Comprehensive income (loss) attributable to Adtalem Global Education	$20,373	$(25,013)

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$19,839	$14,252
Loss from discontinued operations	7,607	3,156
Income from continuing operations	27,446	17,408
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,004	5,223
Amortization and adjustments to operating lease assets	14,639	12,804
Depreciation	8,975	8,393
Amortization of intangible assets	2,518	2,534
Amortization of deferred debt issuance costs	392	392
Provision for bad debts	1,723	5,554
Deferred income taxes	4,346	2,954
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	1,486	1,053
Realized and unrealized gain on investments	(518)	(22)
Realized gain on sale of assets	—	(4,779)
Changes in assets and liabilities:
Accounts receivable	(13,356)	(38,206)
Prepaid expenses and other current assets	(1,735)	(13,646)
Accounts payable	2,089	(7,566)
Accrued payroll and benefits	(17,341)	(16,593)
Accrued liabilities	(443)	(2,417)
Deferred revenue	76,664	72,589
Operating lease liabilities	(12,700)	(13,681)
Other assets and liabilities	(13,535)	1,482
Net cash provided by operating activities-continuing operations	84,654	33,476
Net cash (used in) provided by operating activities-discontinued operations	(4,727)	13,992
Net cash provided by operating activities	79,927	47,468
Investing activities:
Capital expenditures	(14,443)	(10,436)
Proceeds from sales of marketable securities	1,014	290
Purchases of marketable securities	(963)	(292)
Proceeds from sale of assets	—	6,421
Net cash used in investing activities-continuing operations	(14,392)	(4,017)
Net cash used in investing activities-discontinued operations	—	(1,728)
Net cash used in investing activities	(14,392)	(5,745)
Financing activities:
Proceeds from exercise of stock options	55	828
Employee taxes paid on withholding shares	(3,921)	(5,045)
Proceeds from stock issued under Colleague Stock Purchase Plan	31	—
Repurchases of common stock for treasury	—	(40,255)
Borrowings under credit facility	—	30,000
Repayments under credit facility	(750)	(100,750)
Proceeds from down payment on seller loan	—	5,200
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(6,247)
Net cash used in financing activities-continuing operations	(4,585)	(116,269)
Net cash used in financing activities-discontinued operations	—	(480)
Net cash used in financing activities	(4,585)	(116,749)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	62	(6,750)
Net increase (decrease) in cash, cash equivalents and restricted cash	61,012	(81,776)
Cash, cash equivalents and restricted cash at beginning of period	501,105	300,467
Cash, cash equivalents and restricted cash at end of period	562,117	218,691
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	96,902
Cash, cash equivalents and restricted cash at end of period	$562,117	$121,789

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
June 30, 2019	$801	$486,061	$2,012,902	$(137,290)	$(970,944)	$1,391,530
Net income attributable to Adtalem Global Education			14,361			14,361
Other comprehensive loss, net of tax				(39,449)		(39,449)
Stock-based compensation		5,225				5,225
Net activity from stock-based compensation awards	4	865			(5,088)	(4,219)
Repurchases of common shares for treasury					(40,255)	(40,255)
September 30, 2019	$805	$492,151	$2,027,263	$(176,739)	$(1,016,287)	$1,327,193

June 30, 2020	$807	$504,434	$1,927,568	$(9,055)	$(1,113,333)	$1,310,421
Net income attributable to Adtalem Global Education			19,930			19,930
Other comprehensive gain, net of tax				443		443
Stock-based compensation		4,009				4,009
Net activity from stock-based compensation awards	3	52			(3,921)	(3,866)
Proceeds from stock issued under Colleague Stock Purchase Plan		(8)			42	34
September 30, 2020	$810	$508,487	$1,947,498	$(8,612)	$(1,117,212)	$1,330,971

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

“Home Office and Other” includes activities not allocated to a reportable segment. See Note 19 “Segment Information” for additional information.

Adtalem Education of Brazil (“Adtalem Brazil”), Carrington College (“Carrington”), and DeVry University are presented as discontinued operations and assets held for sale in all periods presented as applicable. See Note 3 “Discontinued Operations and Assets Held for Sale” for additional information.

On September 11, 2020, Adtalem entered into a Membership Interest Purchase Agreement (the “Agreement”) with Laureate Education, Inc., a Delaware public benefit corporation (“Seller”), pursuant to which Adtalem has agreed to acquire from Seller all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company (together with e-Learning, “Walden”), in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Agreement (the “Acquisition”). Walden owns and operates Walden University, an online for-profit university headquartered in Minneapolis, Minnesota. The Board of Directors of Adtalem (the “Board”) has unanimously approved the Acquisition. The closing of the Acquisition is expected to occur in mid-calendar year 2021 and is subject to certain closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission and required antitrust approvals.

Also on September 11, 2020, to provide future funding for the Acquisition, Adtalem entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), Barclays Bank PLC (“Barclays”), Credit Suisse AG, Cayman Islands Branch (“CS”) and Credit Suisse Loan Funding LLC (“CSLF” and, together with CS and their respective affiliates, “Credit Suisse”), and MUFG Bank, Ltd. (together with MSSF, Barclays and Credit Suisse, the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide to Adtalem (i)(A) a senior secured term loan facility in an aggregate principal amount of $1 billion (the “Term Facility”) and (B) a senior secured revolving loan facility in an aggregate commitment amount of $400 million (the “Revolving Facility”) and (ii) to the extent one or more series of senior secured notes pursuant to a Rule 144A offering or other private placement in an aggregate principal amount of $650 million are not issued (in escrow or otherwise) prior to the consummation of the Acquisition, a senior secured bridge term loan credit facility in an aggregate principal amount of up to $650 million (together with the Term Facility and the Revolving Facility, the “Facilities”). The proceeds of the Facilities will be used, among other things, to finance the Acquisition, refinance Adtalem’s existing credit agreement, pay fees and expenses related to the Acquisition, and in the case of the Revolving Facility, to finance ongoing working capital and general corporate purposes. The commitments under the Commitment Letter are subject to customary closing conditions. Acquisition and integration costs incurred for this transaction, including costs related to the proposed financing, during the three months ended September 30, 2020 were $13.4 million.

On September 16, 2020, Laureate Education, Inc. (“Laureate”) advised Adtalem that Walden University had received a letter from the U.S. Department of Justice (the “DOJ”) indicating that the DOJ, along with several other government agencies, is conducting an investigation into allegations that Walden University may have violated the federal False Claims Act by misrepresenting its compliance with provisions of its Program Participation Agreement with the U.S. Department of Education relating, generally, to potential false representations to the Commission on Collegiate Nursing Education and false advertising to students about (1) the content and cost of Walden’s Masters of Science in Nursing program, or (2) the availability of clinical site placements required for mandatory practicum courses for such program (collectively, the “DOJ Investigation”). Subsequently, Walden disclosed the DOJ Investigation to the Higher Learning Commission (the “HLC”). On October 13, 2020, Laureate advised Adtalem that Walden University had received a letter from the HLC notifying Walden University that the HLC seeks to assign a public Governmental Investigation designation to Walden University. If imposed, the status would remain in place until the President of the HLC determines that it is no longer required because the institution has resolved the issues that led to the designation. Pursuant to HLC policy, on October 26, 2020, Walden University exercised its opportunity respond to the notice before the Governmental Investigation designation would be assigned and made public.

Pursuant to its access rights under the terms of the Agreement, Adtalem is conducting its own investigation of the matters addressed in the DOJ and HLC correspondence, including reviewing relevant documents and other information and interviewing relevant Laureate and/or Walden University personnel. As a condition to closing the acquisition, certain designated regulatory authorities, including the HLC, must consent to the acquisition. Pursuant to Section 5.05(a) of the Agreement, the parties are required to cooperate and use reasonable best efforts to obtain those designated pre-closing consents from, among others, the HLC. Consistent with the HLC’s policies and procedures, a Governmental Investigation designation by the HLC could delay or prevent the HLC’s approval of a substantive change application to approve the proposed acquisition of Walden University. We are in the early stages of evaluating these regulatory developments and the potential impact, if any, on our planned acquisition of Walden University.

2. Summary of Significant Accounting Policies

Basis of Presentation

A full listing of our significant accounting policies is described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“2020 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our 2020 Form 10-K.

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

Although our current estimates contemplate current conditions, including the impact of the novel coronavirus (“COVID-19”) pandemic, and how we anticipate them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and financial condition. On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization, which recommended containment and mitigation measures worldwide. The outbreak and the response of governmental and public health organizations in dealing with the pandemic included restricting general activity levels within communities, the economy, and operations of our customers. While we have experienced an impact to our business, operations, and financial results as a result of the COVID-19 pandemic, it may have even more far-reaching impacts on many aspects of our operations including the impact on customer behaviors, business operations, our employees, and the market in general. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, actions taken to contain the virus, as well as, how quickly and to what extent normal economic and operating conditions can resume.

Recent Accounting Standards

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance was issued to provide financial statement users with more decision-useful information about the expected losses on financial instruments by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses by requiring a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted this guidance, along with the related clarifications and improvements, effective July 1, 2020 using the modified-retrospective approach without adjusting prior comparative periods. The adoption of this standard did not have a material impact on Adtalem’s Consolidated Financial Statements, and therefore, no adjustments were made to retained earnings.

Recently issued accounting standards not yet adopted

None.

3. Discontinued Operations and Assets Held for Sale

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

The following is a summary of balance sheet information of assets and liabilities reported as held for sale as of September 30, 2019, which includes only Adtalem Brazil balances as Carrington and DeVry University were sold prior to that date (in thousands):

September 30,
2019
Assets:
Current assets:
Cash and cash equivalents	$96,902
Accounts receivable, net	64,915
Prepaid expenses and other current assets	8,056
Total current assets held for sale	169,873
Noncurrent assets:
Property and equipment, net	73,763
Operating lease assets	72,261
Deferred income taxes	5,163
Intangible assets, net	110,711
Goodwill	173,064
Other assets, net	9,972
Total noncurrent assets held for sale	444,934
Total assets held for sale	$614,807

Liabilities:
Current liabilities:
Accounts payable	$2,857
Accrued payroll and benefits	16,239
Accrued liabilities	9,800
Deferred revenue	11,104
Current operating lease liabilities	10,174
Total current liabilities held for sale	50,174
Noncurrent liabilities:
Long-term operating lease liabilities	62,367
Deferred income taxes	3,719
Other liabilities	16,707
Total noncurrent liabilities held for sale	82,793
Total liabilities held for sale	$132,967

The following is a summary of income statement information of operations reported as discontinued operations, which includes Adtalem Brazil’s, Carrington’s, and DeVry University’s operations through the date of each respective sale (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Revenue	$—	$45,652
Operating cost and expense:
Cost of educational services	—	33,948
Student services and administrative expense	10,084	14,373
Restructuring expense	—	35
Total operating cost and expense	10,084	48,356
Operating loss	(10,084)	(2,704)
Other income (expense):
Interest and dividend income	—	978
Interest expense	—	(1,157)
Net other expense	—	(179)
Loss from discontinued operations before income taxes	(10,084)	(2,883)
Benefit from (provision for) income taxes	2,477	(273)
Net loss from discontinued operations attributable to Adtalem	$(7,607)	$(3,156)

We continue to incur costs, principally attorney fees, associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations.

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students and members), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended September 30, 2020
	Medical and Healthcare	Financial Services	Consolidated
Higher education	$218,289	$—	$218,289
Test preparation/certifications	—	27,276	27,276
Conferences/seminars	—	13,369	13,369
Memberships/subscriptions	—	7,995	7,995
Other	537	775	1,312
Total	$218,826	$49,415	$268,241

	Three Months Ended September 30, 2019
	Medical and Healthcare	Financial Services	Consolidated
Higher education	$201,453	$—	$201,453
Test preparation/certifications	—	24,972	24,972
Conferences/seminars	—	17,070	17,070
Memberships/subscriptions	—	4,867	4,867
Other	6,034	217	6,251
Total	$207,487	$47,126	$254,613

In addition, see Note 19 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Higher education: Higher education revenue consists of tuition, fees, books, and other educational products. The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these books and other educational products on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor. These amounts were not significant for the three months ended September 30, 2020 and 2019.

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

Customer contracts generally have separately stated prices for each performance obligation contained in the contract. Therefore, each performance obligation generally has its own standalone selling price. For higher education students, arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students utilizing private funding or funding through Adtalem’s credit extension programs (see Note 8 “Accounts Receivable and Credit Losses” for additional information) generally pay after the academic term is complete. For non-higher education customers, payment is typically due and collected at the time a customer places an order.

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

Contract Balances

For our higher education institutions, students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term. As instruction is provided, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s credit extension programs (see Note 8 “Accounts Receivable and Credit Losses”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable is reduced.

For our Financial Services businesses, customers are billed and payment is due at the time of order placement. In most cases, performance obligations are delivered subsequent to payments received. Delivering our performance obligations reduces deferred revenue, and accounts receivable is reduced upon payments received. Becker offers flexible payment plans with terms of up to 12-months as a financing option for the Becker CPA Exam Review Course (see Note 8 “Accounts Receivable and Credit Losses”). In this case, payment is received after satisfying the performance obligation.

Revenue of $75.6 million was recognized during the first three months of fiscal year 2021 that was included in the deferred revenue balance at the beginning of fiscal year 2021. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

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

5. Restructuring Charges

During the first quarter of fiscal year 2021, Adtalem recorded restructuring charges primarily related to Adtalem’s home office and ACAMS real estate consolidations. During the first quarter of fiscal year 2020, Adtalem recorded restructuring charges primarily related to the sale of Becker’s courses for healthcare students and Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 19 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$—	$—	$—	$127	$—	$127
Financial Services	1,415	—	1,415	1,690	289	1,979
Home Office and Other	2,318	490	2,808	4,122	302	4,424
Total	$3,733	$490	$4,223	$5,939	$591	$6,530

The following table summarizes the separation and restructuring plan activity for the fiscal years 2020 and 2021, for which cash payments are required (in thousands):

Liability balance as of June 30, 2019	$25,083
ASC 842 (leases) adjustment (1)	(25,030)
Liability balance as of July 1, 2019	53
Increase in liability (separation and other charges)	4,955
Reduction in liability (payments and adjustments)	(3,573)
Liability balance as of June 30, 2020	1,435
Increase in liability (separation and other charges)	490
Reduction in liability (payments and adjustments)	(1,688)
Liability balance as of September 30, 2020	$237

(1) Reflects amounts reclassified out of the opening balance of restructuring reserve accruals as of June 30, 2019 to operating lease assets that was recorded with the adoption of ASC 842.

The liability balance of $0.2 million is recorded as accrued liabilities on the Consolidated Balance Sheet as of September 30, 2020. This liability balance represents costs for employees who have either not yet separated from Adtalem or for whom full severance has not yet been paid. All of these remaining costs are expected to be paid within the next 12 months. We have substantially completed our current restructuring plans. We continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities. Management may institute future restructuring plans.

6. Income Taxes

Our effective income tax rates from continuing operations were 20.5% and 17.6% in the three months ended September 30, 2020 and 2019, respectively. The effective tax rates in fiscal years 2021 and 2020 reflect the U.S. federal tax rate of 21% adjusted for foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards.

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

7. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and stock awards not included in the computation of diluted earnings per share when their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended
	September 30,
	2020	2019
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$27,537	$17,517
Discontinued operations	(7,607)	(3,156)
Net	$19,930	$14,361

Denominator:
Weighted-average shares outstanding	51,963	55,018
Unvested participating RSUs	501	475
Weighted-average basic shares outstanding	52,464	55,493
Effect of dilutive stock awards	333	647
Weighted-average diluted shares outstanding	52,797	56,140

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$0.52	$0.32
Discontinued operations	$(0.14)	$(0.06)
Net	$0.38	$0.26
Diluted:
Continuing operations	$0.52	$0.31
Discontinued operations	$(0.14)	$(0.06)
Net	$0.38	$0.26

Weighted-average anti-dilutive stock awards	948	329

8. Accounts Receivable and Credit Losses

We categorize our accounts receivable balances as trade receivables or financing receivables. Our trade receivables relate to student or customer balances occurring in the normal course of business. Trade receivables have a term of less than one year and are included in accounts receivable, net on our Consolidated Balance Sheets. Our financing receivables relate to credit extension programs where the student is provided payment terms in excess of one year with their respective school and are included in accounts receivable, net and other assets, net on our Consolidated Balance Sheets.

The classification of our accounts receivable balances were as follows (in thousands):

	September 30, 2020
	Gross	Allowance	Net
Trade receivables, current	$106,980	$(10,634)	$96,346
Financing receivables, current	6,906	(3,716)	3,190
Accounts receivable, current	$113,886	$(14,350)	$99,536

Financing receivables, current	$6,906	$(3,716)	$3,190
Financing receivables, noncurrent	42,925	(13,099)	29,826
Total financing receivables	$49,831	$(16,815)	$33,016

Our financing receivables relate to credit extension programs available to students at Chamberlain, AUC, RUSM, and RUSVM. These credit extension programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM, and RUSVM allow students to finance their living expenses. Repayment plans for financing agreements are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance. Most students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, which reduces the possibility of over borrowing, and minimizes interest being accrued on the loan balance. Payments may increase upon completing or departing school. After a student leaves school, the student typically will have a monthly installment repayment plan. In addition, Becker offered an 18-month credit extension program for its Becker CPA Exam Review Course which is considered a financing receivable. Becker is no longer offering credit extension under this program. Instead, Becker is offering flexible payment plans with terms of up to 12-months which is not considered a financing receivable.

Credit Quality

The primary credit quality indicator for our financing receivables is delinquency. Balances are considered delinquent when contractual payments on the loan become past due. We charge-off financing receivable balances after they have been sent to a third party collector, the timing of which varies by the institution granting the loan, but in most cases is when the financing agreement is at least 181 days past due. Payments are applied first to outstanding interest and then to the unpaid principal balance.

The credit quality analysis of financing receivables as of September 30, 2020 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$1,117	$1,338	$647	$889	$379	$24	$4,394
31-60 days past due	556	145	41	67	223	—	1,032
61-90 days past due	609	59	444	71	127	—	1,310
Greater than 90 days past due	8,179	3,156	2,475	1,132	334	—	15,276
Total past due	10,461	4,698	3,607	2,159	1,063	24	22,012
Current	11,634	4,994	3,732	4,682	2,384	393	27,819
Financing receivables, gross	$22,095	$9,692	$7,339	$6,841	$3,447	$417	$49,831

The following table includes our financing receivables credit risk profile disclosures for prior periods before we adopted ASC 326 on July 1, 2020 (in thousands):

				Over			Total
	1-30 Days	31-60 Days	61-90 Days	90 Days	Total		Financing
	Past Due	Past Due	Past Due	Past Due	Past Due	Current	Receivables
Financing receivables:
June 30, 2020	$7,192	$1,755	$1,547	$13,782	$24,276	$25,749	$50,025
September 30, 2019	$3,317	$1,342	$526	$10,961	$16,146	$31,527	$47,673

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in our accounts receivable balances as of each balance sheet date. In evaluating the collectability of all our accounts receivable balances, we utilize historical events, current conditions, and reasonable and supportable forecasts about the future.

For our trade receivables, we primarily use historical loss rates based on a student’s status to determine the allowance for credit losses. As these trade receivables are short-term in nature, management believes a student’s status provides the best credit loss estimate. Students still attending classes and recently graduated are more likely to pay than those who are inactive due to being on a leave of absence or withdrawing from school.

For our financing receivables, we primarily use historical loss rates based on an aging schedule specific to each school. As these financing receivables are based on long-term financing agreements offered by Adtalem, management believes that delinquency provides the best credit loss estimate. As the financing receivable balances become further past due, it is less likely we will receive payment, causing our estimate of credit losses to increase.

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended September 30, 2020
	Trade	Financing	Total
Beginning balance	$10,825	$15,690	$26,515
Write-offs	(759)	(256)	(1,015)
Recoveries	186	40	226
Provision for credit losses	382	1,341	1,723
Ending balance	$10,634	$16,815	$27,449

	Three Months Ended September 30, 2019
	Trade	Financing	Total
Beginning balance	$8,243	$6,289	$14,532
Write-offs	(1,598)	(26)	(1,624)
Recoveries	323	24	347
Provision for credit losses	2,263	3,291	5,554
Ending balance	$9,231	$9,578	$18,809

Allowance for bad debts on short-term and long-term receivables as of September 30, 2020, June 30, 2020, and September 30, 2019 were $27.4 million, $26.5 million, and $18.8 million, respectively. The increase in the reserve from the year-ago quarter is driven by higher bad debt expense, primarily related to the credit extension programs at the medical and veterinary schools.

Accounts receivable, net decreased with an offsetting increase in other assets, net on the Consolidated Balance Sheet as of September 30, 2020 compared to the prior periods presented primarily due to a correction in the methodology on how we classify financing receivable balances between current and noncurrent assets.

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The value of the DeVry University loan receivable included in other assets, net on the Consolidated Balance Sheet as of September 30, 2020, June 30, 2020, and September 30, 2019 is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The value of the DePaul College Prep loan receivable included in other assets, net on the Consolidated Balance Sheet as of September 30, 2020, June 30, 2020, and September 30, 2019 is $41.7 million, $41.4 million, and $40.4 million, respectively, which is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

9. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	June 30,	September 30,
	2020	2020	2019
Land	$44,049	$43,246	$41,441
Building	315,725	313,068	309,893
Equipment	259,340	248,359	235,027
Construction in progress	10,882	12,449	8,681
Property and equipment, gross	629,996	617,122	595,042
Accumulated depreciation	(340,052)	(331,020)	(314,219)
Property and equipment, net	$289,944	$286,102	$280,823

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and holds a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The buyer has an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes. Adtalem continues to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheet. See Note 8 “Accounts Receivable and Credit Losses” for a discussion on the discounting of the note receivable. The $5.2 million received during the first quarter of fiscal year 2020 is classified as a financing activity on the Consolidated Statements of Cash Flows.

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds from the sale of $6.4 million resulted in a gain on the sale of $4.8 million in the first three months of fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 19 “Segment Information.”

10. Leases

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

As of September 30, 2020, we entered into one additional operating lease that has not yet commenced. The operating lease will commence during the first quarter of fiscal year 2022, has an 11-year lease term, and will result in an additional lease asset and lease liability of approximately $21.3 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Operating lease cost	$12,780	$13,703
Sublease income	(4,341)	(5,126)
Total lease cost	$8,439	$8,577

Maturities of lease liabilities by fiscal year as of September 30, 2020 were as follows (in thousands):

Operating
Fiscal Year	Leases
2021 (remaining)	$48,128
2022	62,330
2023	51,908
2024	38,213
2025	28,386
Thereafter	52,914
Total lease payments	281,879
Less: imputed interest	(40,375)
Present value of lease liabilities	$241,504

Lease term and discount rate were as follows:

September 30,
2020
Weighted-average remaining operating lease term (years)	5.4
Weighted-average operating lease discount rate	5.5%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$11,427	$11,963
Operating lease assets obtained in exchange for operating lease liabilities	$26,528	$4,868

Adtalem maintains agreements to lease either a portion or the full space of three facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 21 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals. Future minimum lease and sublease rental income under these agreements as of September 30, 2020, were as follows (in thousands):

Fiscal Year	Amount
2021 (remaining)	$14,270
2022	16,816
2023	16,078
2024	10,261
2025	5,121
Thereafter	2,038
Total lease and sublease rental income	$64,584

11. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	September 30,	June 30,	September 30,
Reporting Unit	2020	2020	2019
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Financial Services	376,270	376,004	376,782
Total	$686,480	$686,214	$686,992

The table below summarizes goodwill balances by reportable segment (in thousands):

	September 30,	June 30,	September 30,
Reportable Segment	2020	2020	2019
Medical and Healthcare	$310,210	$310,210	$310,210
Financial Services	376,270	376,004	376,782
Total	$686,480	$686,214	$686,992

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

	Medical and	Financial
	Healthcare	Services	Total
June 30, 2019	$310,210	$377,046	$687,256
Foreign exchange rate changes	—	(264)	(264)
September 30, 2019	310,210	376,782	686,992
Purchase accounting adjustments	—	(92)	(92)
Foreign exchange rate changes	—	(686)	(686)
June 30, 2020	310,210	376,004	686,214
Foreign exchange rate changes	—	266	266
September 30, 2020	$310,210	$376,270	$686,480

The change in the Financial Services segment goodwill balance from June 30, 2020 is the result of a change in the foreign currency exchange rates on the EduPristine goodwill balance recorded in the Indian Rupee compared to the U.S. dollar.

Intangible assets consisted of the following (in thousands):

	September 30, 2020
	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amortization Period
Amortizable intangible assets:
Customer relationships	$68,900	$(22,744)	10 Years
Curriculum/software	11,600	(2,578)	6 Years
Course delivery technology	6,700	(1,786)	5 Years
Total	$87,200	$(27,108)
Indefinite-lived intangible assets:
Trade names	$95,695
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,935

	June 30, 2020
	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$68,900	$(21,044)
Curriculum/software	11,600	(2,094)
Course delivery technology	7,200	(1,952)
Total	$87,700	$(25,090)
Indefinite-lived intangible assets:
Trade names	$95,664
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,904

	September 30, 2019
	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$68,900	$(15,865)
Curriculum/software	11,600	(644)
Course delivery technology	7,200	(853)
Total	$87,700	$(17,362)
Indefinite-lived intangible assets:
Trade names	$95,746
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,986

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	September 30,	June 30,	September 30,
Reportable Segment	2020	2020	2019
Medical and Healthcare	$137,500	$137,500	$137,500
Financial Services	87,435	87,404	87,486
Total	$224,935	$224,904	$224,986

Amortization expense for amortized intangible assets was $2.5 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively. Estimated intangible asset amortization expense is as follows (in thousands):

Financial
Fiscal Year	Services
2021 (remaining)	$7,555
2022	9,943
2023	9,792
2024	9,509
2025	7,933
Thereafter	15,360
Total	$60,092

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

Adtalem has four reporting units that contained goodwill as of the first quarter of fiscal year 2021. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units, as of September 30, 2020, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of the first quarter of fiscal year 2021. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of September 30, 2020.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2020, and that no interim events or deviations from planned operating results occurred as of September 30, 2020 that would cause management to reassess these conclusions. Although the COVID-19 pandemic is expected to have a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets, at this time none of the effects are considered significant enough to create a triggering event. The effects are currently projected to be short-term and would not significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate, the revenue and operating results could also deteriorate to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments.

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

12. Debt

Long-term debt consisted of the following senior secured credit facility (in thousands):

	September 30,	June 30,	September 30,
	2020	2020	2019
Total debt:
Term B Loan	$293,250	$294,000	$296,250
Revolver	—	—	40,000
Total principal payments due	293,250	294,000	336,250
Deferred debt issuance costs	(4,629)	(4,885)	(5,650)
Total amount outstanding	288,621	289,115	330,600
Less current portion:
Term B Loan	(3,000)	(3,000)	(3,000)
Noncurrent portion	$285,621	$286,115	$327,600

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2021 (remaining)	$2,250
2022	3,000
2023	3,000
2024	3,000
2025	282,000
Total	$293,250

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

Interest on the Term B Loan and the Revolver is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar year 2021, but that it will not use its powers to compel contributions beyond such date. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts, and evaluating the need for an amendment to the Credit Agreement to accommodate a replacement rate. The Credit Agreement does not specify a replacement rate for LIBOR.

Term B Loan

For Eurocurrency rate loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of September 30, 2020, June 30, 2020, and September 30, 2019, the interest rate for borrowings under the Term B Loan facility was 3.15%, 3.18%, and 5.04%, respectively, which approximated the effective interest rate.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap will terminate on February 28, 2025.

During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan is fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period.

The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. As of September 30, 2019, borrowings under the Revolver were $40 million with a weighted-average interest rate of 4.20%. There were no outstanding borrowings under the Revolver as of each of September 30, 2020 and June 30, 2020.

Adtalem had a letter of credit outstanding of $68.4 million as of each of September 30, 2020, June 30, 2020, and September 30, 2019. This letter of credit was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and requires the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. As of September 30, 2020, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% as of September 30, 2020, of the undrawn portion of the Revolver. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $231.6 million as of September 30, 2020. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

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

	Term B Loan	Revolver	Total
Deferred debt issuance costs as of June 30, 2020	$4,885	$1,516	$6,401
Amortization of deferred debt issuance costs	(256)	(136)	(392)
Deferred debt issuance costs as of September 30, 2020	$4,629	$1,380	$6,009

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. Adtalem has not paid a dividend since December 2016. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of September 30, 2020.

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

13. Redeemable Noncontrolling Interest

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

In addition, Adtalem maintains a 71% ownership interest in EduPristine with the remaining 29% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm, as of September 30, 2020. Beginning on March 26, 2020, Adtalem has had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen has had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen will have the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem.

Since the put options are out of the control of Adtalem, authoritative guidance requires the noncontrolling interests, which includes the value of the put options, to be displayed outside of the equity section of the Consolidated Balance Sheets.

On July 1, 2019, the Adtalem Brazil management noncontrolling members exercised their put option and sold their remaining ownership interest in Adtalem Brazil to Adtalem resulting in Adtalem owning 100% of Adtalem Brazil until the sale of Adtalem Brazil, which was completed on April 24, 2020. In the first quarter of fiscal year 2020, $6.2 million of redeemable noncontrolling interest was removed from the Consolidated Balance Sheet as a result of the put option exercise. Adtalem has not adjusted the redemption value related to the Kaizen put option as management believes the redemption value has not materially changed since acquiring a majority stake in EduPristine.

The adjustment to increase or decrease the EduPristine noncontrolling interest for their respective proportionate share of EduPristine’s profit (loss) flows through the Consolidated Statements of Income each reporting period based on Adtalem’s noncontrolling interest accounting policy.

The following is a reconciliation of the redeemable noncontrolling interest balance (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Balance at beginning of period	$2,852	$9,543
Net loss attributable to redeemable noncontrolling interest	(91)	(109)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(6,247)
Balance at end of period	$2,761	$3,187

14. Share Repurchases

On November 8, 2018, we announced that the Board authorized Adtalem’s current share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The current share repurchase program commenced in January 2019. Adtalem made share repurchases under the current repurchase program as follows (in thousands, except shares and per share data):

	Three Months Ended		Life-to-Date
	September 30,		Current Share
	2020	2019	Repurchase Program
Total number of share repurchases	—	918,807	6,383,431
Total cost of share repurchases	$—	$40,255	$254,769
Average price paid per share	$—	$43.81	$39.91

On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. As of September 30, 2020, $345.2 million of authorized share repurchases were remaining under the current and twelfth share repurchase programs. Repurchases under the current program were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In October 2020, Adtalem determined to end the suspension of its current share repurchase program, and we may resume repurchases in accordance with the securities laws if market conditions are favorable. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Foreign currency translation adjustments
Beginning balance	$(1,383)	$(137,389)
Gain (loss) on foreign currency translation	318	(39,494)
Ending balance	$(1,065)	$(176,883)

Marketable securities
Beginning balance, gross	$242	$131
Beginning balance, tax effect	(59)	(32)
Beginning balance, net of tax	183	99
Unrealized (loss) gain on marketable securities	(2)	59
Tax effect	1	(14)
Ending balance	$182	$144

Interest rate swap
Beginning balance, gross	$(10,399)	$—
Beginning balance, tax effect	2,544	—
Beginning balance, net of tax	(7,855)	—
Unrealized gain on interest rate swap	167	—
Tax effect	(41)	—
Ending balance	$(7,729)	$—

Total ending balance at September 30	$(8,612)	$(176,739)

16. Stock-Based Compensation

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

As of September 30, 2020, 3,803,197 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the three months ended September 30, 2020:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2020	1,439,630	$31.95
Granted	281,075	32.03
Exercised	(5,450)	23.30
Forfeited	—	—
Expired	(35,050)	41.84
Outstanding as of September 30, 2020	1,680,205	31.81	6.85	$1,690
Exercisable as of September 30, 2020	1,025,387	$29.03	5.67	$1,690

The total intrinsic value of options exercised for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.5 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2021 and 2020 was $12.23 and $16.98, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

	Fiscal Year
	2021	2020
Expected life (in years)	6.54	6.51
Expected volatility	39.27%	37.66%
Risk-free interest rate	0.45%	1.40%
Dividend yield	0.00%	0.00%

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

During the first three months of fiscal year 2021, Adtalem granted 332,890 RSUs to selected employees. Of these, 1,590 were performance-based RSUs and 331,300 were non-performance-based RSUs. Our annual grant of performance-based RSUs are expected to be granted in the second quarter of fiscal year 2021. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation, and amortization, calculated on a non-GAAP basis. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three, or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem, or upon retirement. During the restriction period, the recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the three months ended September 30, 2020:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2020	767,973	$39.42
Granted	332,890	32.02
Vested	(340,846)	35.08
Forfeited	(7,831)	37.70
Outstanding as of September 30, 2020	752,186	$38.13

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2021 and 2020 were $32.02 and $43.39, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Cost of educational services	$393	$455
Student services and administrative expense	3,611	4,768
	4,004	5,223
Income tax benefit	(526)	(2,533)
Net stock-based compensation expense	$3,478	$2,690

As of September 30, 2020, $27.3 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of options and RSUs vested during the three months ended September 30, 2020 and 2019 was approximately $16.3 million and $12.1 million, respectively.

There was no capitalized stock-based compensation cost as of each of September 30, 2020, June 30, 2020, and September 30, 2019.

Adtalem has an established practice of issuing new shares of common stock to satisfy stock-based grant exercises. However, Adtalem also may issue treasury shares to satisfy stock-based grant exercises under certain of its stock-based incentive plans.

17. Fair Value Measurements

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

The fair value of the credit extension programs included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of September 30, 2020, June 30, 2020, and September 30, 2019 of $33.0 million, $34.3 million, and $38.1 million, respectively, is estimated by discounting the future cash flows using current rates for similar arrangements and is classified as Level 2. See Note 8 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The fair value of the DeVry University loan receivable included in other assets, net of $10.0 million on the Consolidated Balance Sheet as of each of September 30, 2020, June 30, 2020, and September 30, 2019 is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum and is classified as Level 2.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The fair value of the DePaul College Prep loan receivable included in other assets, net on the Consolidated Balance Sheet as of September 30, 2020, June 30, 2020, and September 30, 2019 is $41.7 million, $41.4 million, and $40.4 million, respectively, which is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

As of September 30, 2020, June 30, 2020, and September 30, 2019, borrowings under our Credit Facility were $293.3 million, $294.0 million, and $336.3 million, respectively. The carrying value of our long-term debt approximates fair value because the interest rates on these borrowings approximated the effective interest rate and is classified as Level 2. See Note 12 “Debt” for additional information on the Credit Facility.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to fully mitigate risks associated with the variable interest rate on our Term B Loan debt with an effective date of March 31, 2020. The fair value of our Swap is based in part on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the Swap, taking into consideration current and projected future interest rates as well as the creditworthiness of the counterparty, all of which can be validated through readily observable data from external sources, in which case the measurements are classified within Level 2. The fair value of the Swap is represented within other liabilities on the Consolidated Balance Sheet with a balance of $10.2 million and $10.4 million as of September 30, 2020 and June 30, 2020, respectively. See Note 12 “Debt” for additional information on the Swap.

As of September 30, 2020, June 30, 2020, and September 30, 2019, there were no assets or liabilities measured at fair value using Level 3 inputs.

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2020. See Note 11 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

18. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of September 30, 2020, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of September 30, 2020. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against the Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the Court granted plaintiff’s motion for leave to file an amended complaint. Plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. Defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019 and the Court granted Defendants’ motion on July 29, 2019, with leave to amend. The plaintiff has filed an amended complaint on August 26, 2019. On October 18, 2019, defendants’ moved to dismiss this complaint as it is substantially similar to the one the Court previously dismissed. No hearing on the motion to dismiss is currently scheduled. The Court granted a Motion for Preliminary Approval of Class Action Settlement (the “Settlement”) on May 28, 2020. In conjunction with the Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheet as of each of June 30, 2020 and September 30, 2020. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheet as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statement of Income (Loss) for the year ended June 30, 2020. We anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The Court issued an order finally approving the settlement on October 7, 2020, and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of objector Jose David Valderrama a notice to appeal the Court’s order approving the settlement.

On May 8, 2018, the Carlson Law Firm (“Carlson”) filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students in Rangel v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. in Lindberg v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on May 8, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former DeVry University students seeking to join the consolidated lawsuit. The parties re-filed their briefing on the motions to dismiss so that the motion would apply to all three groups of plaintiffs. On April 24, 2019, the Court granted Adtalem’s and DeVry University’s motions to dismiss, with leave to amend. The plaintiffs filed an amended complaint on June 7, 2019. Defendants moved to dismiss the complaint on July 5, 2019. The motion to dismiss was referred to a magistrate judge. On December 13, 2019, the magistrate judge issued a report and recommendation denying defendants’ motion to dismiss. On January 3, 2020, defendants filed their objections to the report and recommendation on the motion to dismiss, and plaintiffs filed a response to the objections on January 8, 2020. The District Court judge adopted the Magistrate Judge’s report and recommendations on March 12, 2020, and the defendants filed an answer to the complaint on April 10, 2020. Discovery is ongoing. On September 28, 2020, defendants filed a motion for judgment on the pleadings. A hearing date on defendants’ motion has not yet been set by the Court. In conjunction with the Alvarez v. Adtalem matter referenced below, the parties participated in a mediation on August 4, 2020. On October 14, 2020, through continued negotiations with the mediator, the parties reached a confidential agreement in principal to settle all claims. The parties are preparing final settlement agreements that will memorialize the settlement, and will ultimately ask the Court to dismiss this matter with prejudice pursuant to the settlement.

On April 4, 2019, the Carlson Law Firm sent notice pursuant to California Legal Remedies Act, Civil Code § 1750, of 105 individuals who purportedly have claims against DeVry University and Adtalem based on allegedly deceptive comments made about the benefits of obtaining a DeVry University degree; specifically, that 90% of graduates obtained a job in their chosen field of study within six months of graduation, and that graduates were paid more than graduates of other universities. On July 16, 2019, the Carlson Law Firm filed a lawsuit in the United States District Court for the Northern District of California – San Jose Division against Adtalem and DeVry University on behalf of 102 individual former DeVry University students in Alvarez v. Adtalem and DeVry University, Inc. The plaintiffs contend that defendants misrepresented the benefits of graduating from DeVry University and falsely and misleadingly advertised the employment rate and income rate of their graduates to induce potential students to purchase educational products and services, and to remain students through graduation. The lawsuit seeks exemplary damages, restitution, economic damages, punitive damages, pre- and post-judgment interest, attorneys’ fees and the cost of suit. The plaintiffs brought claims for fraud by misrepresentation, fraud by concealment, negligent misrepresentation, civil theft, violation of the California Consumer Legal Remedies Act, violation of California’s Unfair Competition Law, and violation of California’s False Advertising Law. Defendants filed a motion to dismiss the complaint on October 1, 2019. On December 16, 2019, the Court granted in part and denied in part the motion to dismiss. Defendants filed an answer to the complaint on January 13, 2020. Plaintiffs filed an amended complaint on January 31, 2020, and defendants filed an amended answer on March 2, 2020. On September 28, 2020, defendants filed a motion for judgment on the pleadings. A hearing on defendants’ motion has been set for December 18, 2020. The parties participated in a court-ordered mediation on August 4, 2020. On October 14, 2020, through continued negotiations with the mediator, the parties reached a confidential agreement in principal to settle all claims. The parties are preparing final settlement agreements that will memorialize the settlement, and will ultimately ask the Court to dismiss this matter with prejudice pursuant to the settlement.

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

Stoltmann Law Offices is representing hundreds of individuals who have filed claims with JAMS alleging fraud-based claims based on DeVry University’s graduate employment statistics. Stoltmann Law Offices has paid the filing fees for certain of these arbitrations to move forward. JAMS has sent commencement letters in several waves. Respondents have filed answers in response to certain of these arbitration demands. These arbitrations are in various stages of litigation.

On or about April 1, 2019, Adtalem, Chamberlain and DeVry University received similar Civil Investigative Demands (“CID”) from the U.S. Department of Justice (the “DOJ”). The CIDs were issued pursuant to a False Claims Act inquiry concerning allegations that Adtalem, in particular Chamberlain and Adtalem’s former subsidiary DeVry University, submitted or caused the submission of false claims to the U.S. Department of Defense and U.S. Department of Veteran Affairs for federal funds under the GI Bill Programs and Tuition Assistance Program from 2011 to the date of the CIDs. It is specifically alleged that Chamberlain and DeVry University engaged in unlawful recruitment tactics, and provided incentive payments based directly or indirectly on securing federal financial aid. Adtalem cooperated with this DOJ inquiry and provided documents and other information requested by the DOJ. On February 27, 2020, the DOJ notified the U.S. District Court for the Northern District of Georgia that it would decline to intervene in two qui tam False Claims Act actions filed by former DeVry University employees related to the subject matter of the CIDs. Those actions were unsealed on March 2, 2020. The complaints had been filed by former employees Ashley Vandiver (2017 complaint) and Laura Moriarty (2018 complaint). Both complaints seek damages and relief allowed by law under the False Claims Act, 31 U.S.C. § 3729 et seq. Vandiver’s complaint is filed against Adtalem and DeVry University. Moriarty’s complaint is filed against Adtalem, Chamberlain, DeVry University, and others. In October 2020, Adtalem, DeVry University, and Moriarty reached an agreement in principle to settle the matter and dismiss the 2018 complaint. The settlement agreement does not need to be approved by the Court or any regulatory body. The 2017 complaint brought by Vandiver is not impacted by the pending Moriarty settlement and we cannot predict the outcome of the Vandiver matter.

19. Segment Information

Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. See Note 3 “Discontinued Operations and Assets Held for Sale” for additional information. Segment information presented excludes the results of Adtalem Brazil. Adtalem eliminated its Business and Law reportable segment during the first quarter of fiscal year 2020 when Adtalem Brazil was classified as discontinued operations. Discontinued operations assets are included in the table below to reconcile to total consolidated assets presented on the Consolidated Balance Sheets.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s Chairman, President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s operating income excluding special items. Operating income excludes special items, which consists of restructuring expense, business acquisition and integration expense, and gain on sale of assets. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Segments may have allocated depreciation expense related to depreciable assets reported as an asset in a different segment. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Revenue:
Medical and Healthcare	$218,826	$207,487
Financial Services	49,415	47,126
Total consolidated revenue	$268,241	$254,613
Operating income excluding special items:
Medical and Healthcare	$53,010	$28,627
Financial Services	8,687	4,107
Home Office and Other	(7,332)	(5,242)
Total consolidated operating income excluding special items	54,365	27,492
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(4,223)	(6,530)
Business acquisition and integration expense	(13,436)	—
Gain on sale of assets	—	4,779
Total consolidated operating income	36,706	25,741
Net other expense	(2,170)	(4,627)
Total consolidated income from continuing operations before income taxes	$34,536	$21,114
Segment assets:
Medical and Healthcare	$976,382	$1,006,655
Financial Services	579,634	582,820
Home Office and Other	773,881	256,042
Discontinued Operations	—	614,807
Total consolidated assets	$2,329,897	$2,460,324
Capital expenditures:
Medical and Healthcare	$9,266	$6,467
Financial Services	2,127	539
Home Office and Other	3,050	3,430
Total consolidated capital expenditures	$14,443	$10,436
Depreciation expense:
Medical and Healthcare	$7,373	$7,231
Financial Services	729	294
Home Office and Other	873	868
Total consolidated depreciation expense	$8,975	$8,393
Intangible asset amortization expense:
Financial Services	$2,518	$2,534
Total consolidated intangible asset amortization expense	$2,518	$2,534

Adtalem conducts its educational and financial services operations in the U.S., Barbados, St. Kitts, St. Maarten, India, Europe, China, Canada, and the Middle East. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Revenue from unaffiliated customers:
Domestic operations	$172,644	$152,037
International operations:
Barbados, St. Kitts, and St. Maarten	85,062	90,969
Other	10,535	11,607
Total international	95,597	102,576
Total consolidated revenue	$268,241	$254,613
Long-lived assets:
Domestic operations	$216,628	$196,331
International operations:
Barbados, St. Kitts, and St. Maarten	166,950	173,793
Other	1,190	1,785
Total international	168,140	175,578
Total consolidated long-lived assets	$384,768	$371,909

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

No one customer accounted for more than 10% of Adtalem’s consolidated revenue for all periods presented.

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

Segments

As of September 30, 2019, Adtalem eliminated its Business and Law reportable segment when Adtalem Education of Brazil (“Adtalem Brazil”) was classified as discontinued operations and assets held for sale. In addition to the sale of Adtalem Brazil, which was completed on April 24, 2020, during the second quarter of fiscal year 2019, Adtalem divested Carrington College (“Carrington”) and DeVry University. In accordance with GAAP, we have classified the Adtalem Brazil, Carrington, and DeVry University entities as “Assets Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude Adtalem Brazil, Carrington, and DeVry University operations, unless otherwise noted. See Note 3 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional discontinued operations information.

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

“Home Office and Other” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 19 “Segment Information” to the Consolidated Financial Statements.

On September 11, 2020, Adtalem entered into a Membership Interest Purchase Agreement (the “Agreement”) with Laureate Education, Inc., a Delaware public benefit corporation (“Seller”), pursuant to which Adtalem has agreed to acquire from Seller all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company (together with e-Learning, “Walden”), in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Agreement (the “Acquisition”). Walden owns and operates Walden University, an online for-profit university headquartered in Minneapolis, Minnesota. The Board of Directors of Adtalem (the “Board”) has unanimously approved the Acquisition. The closing of the Acquisition is expected to occur in mid-calendar year 2021 and is subject to certain closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission and required antitrust approvals.

Also on September 11, 2020, to provide future funding for the Acquisition, Adtalem entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), Barclays Bank PLC (“Barclays”), Credit Suisse AG, Cayman Islands Branch (“CS”) and Credit Suisse Loan Funding LLC (“CSLF” and, together with CS and their respective affiliates, “Credit Suisse”), and MUFG Bank, Ltd. (together with MSSF, Barclays and Credit Suisse, the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide to Adtalem (i)(A) a senior secured term loan facility in an aggregate principal amount of $1 billion (the “Term Facility”) and (B) a senior secured revolving loan facility in an aggregate commitment amount of $400 million (the “Revolving Facility”) and (ii) to the extent one or more series of senior secured notes pursuant to a Rule 144A offering or other private placement in an aggregate principal amount of $650 million are not issued (in escrow or otherwise) prior to the consummation of the Acquisition, a senior secured bridge term loan credit facility in an aggregate principal amount of up to $650 million (together with the Term Facility and the Revolving Facility, the “Facilities”). The proceeds of the Facilities will be used, among other things, to finance the Acquisition, refinance Adtalem’s existing credit agreement, pay fees and expenses related to the Acquisition, and in the case of the Revolving Facility, to finance ongoing working capital and general corporate purposes. The commitments under the Commitment Letter are subject to customary closing conditions. The risks and uncertainties related to the Acquisition are described in Item 1A. “Risk Factors.” Refer to the Form 8-K filed with the SEC on September 16, 2020 for additional information on the Acquisition and Commitment Letter.

On September 16, 2020, Laureate Education, Inc. (“Laureate”) advised Adtalem that Walden University had received a letter from the U.S. Department of Justice (the “DOJ”) indicating that the DOJ, along with several other government agencies, is conducting an investigation into allegations that Walden University may have violated the federal False Claims Act by misrepresenting its compliance with provisions of its Program Participation Agreement with the U.S. Department of Education relating, generally, to potential false representations to the Commission on Collegiate Nursing Education and false advertising to students about (1) the content and cost of Walden’s Masters of Science in Nursing program, or (2) the availability of clinical site placements required for mandatory practicum courses for such program (collectively, the “DOJ Investigation”). Subsequently, Walden disclosed the DOJ Investigation to the Higher Learning Commission (the “HLC”). On October 13, 2020, Laureate advised Adtalem that Walden University had received a letter from the HLC notifying Walden University that the HLC seeks to assign a public Governmental Investigation designation to Walden University. If imposed, the status would remain in place until the President of the HLC determines that it is no longer required because the institution has resolved the issues that led to the designation. Pursuant to HLC policy, on October 26, 2020, Walden University exercised its opportunity respond to the notice before the Governmental Investigation designation would be assigned and made public.

Pursuant to its access rights under the terms of the Agreement, Adtalem is conducting its own investigation of the matters addressed in the DOJ and HLC correspondence, including reviewing relevant documents and other information and interviewing relevant Laureate and/or Walden University personnel. As a condition to closing the acquisition, certain designated regulatory authorities, including the HLC, must consent to the acquisition. Pursuant to Section 5.05(a) of the Agreement, the parties are required to cooperate and use reasonable best efforts to obtain those designated pre-closing consents from, among others, the HLC. Consistent with the HLC’s policies and procedures, a Governmental Investigation designation by the HLC could delay or prevent the HLC’s approval of a substantive change application to approve the proposed acquisition of Walden University. We are in the early stages of evaluating these regulatory developments and the potential impact, if any, on our planned acquisition of Walden University.

First Quarter Highlights

Financial and operational highlights for the first quarter of fiscal year 2021 include:

●	Adtalem revenue grew $13.6 million, or 5.4%, in the first quarter of fiscal year 2021 compared to the year-ago quarter. Both the Medical and Healthcare and Financial Services segments saw increased revenue.
●	Net income attributable to Adtalem of $19.9 million increased $5.6 million, or 38.8%, in the first quarter of fiscal year 2021 compared to the year-ago quarter. This increase was primarily driven by the $13.6 million revenue increase, a reduction in bad debt expense of $3.8 million, and cost containment measures across all institutions and Adtalem’s home office, partially offset by $13.4 million in business acquisition and integration expense recorded in the first quarter of fiscal year 2021. Net income from continuing operations attributable to Adtalem excluding special items of $41.2 million increased $22.3 million, or 117.7%, in the first quarter of fiscal year 2021 compared to the year-ago quarter. This increase was principally attributable to revenue growth at Chamberlain and OCL, the reduction in bad debt expense, and cost containment measures across all institutions and Adtalem’s home office.
●	For the September 2020 session, new and total student enrollment at Chamberlain increased 13.2% and 11.9%, respectively, compared to the same session last year. Chamberlain continues to invest in its programs, student services, and campus locations.
●	For the September 2020 semester, new and total student enrollment at the medical and veterinary schools increased 5.5% and 4.3%, respectively, compared to the same semester last year.
●	ACAMS memberships have increased to more than 82,000 as of September 30, 2020 compared to more than 75,000 as of September 30, 2019.

●	OCL experienced strong revenue growth in its mortgage loan officer training and continuing education business, attributable to increased demand in the current strong mortgage market.

Overview of the Impact of COVID-19

On March 11, 2020, the novel coronavirus (“COVID-19”) outbreak was declared a pandemic by the World Health Organization. COVID-19 has had tragic consequences across the globe and is altering business and consumer activity across many industries. Management has initiated several changes to the operations of our institutions and administrative functions in order to protect the health of Adtalem employees, students, and customers and to mitigate the financial effects of COVID-19 and its resultant economic slowdown. We will continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students, customers, and employees.

Results of Operations

COVID-19 resulted in estimated revenue losses of approximately $14 million, operating income losses of approximately $7 million, and loss of earnings per share of approximately $0.11 in the first quarter of fiscal year 2021. Management anticipates further negative COVID-19 effects to consolidated revenue, operating income, net income, and earnings per share further into fiscal year 2021 or as long as social distancing and other measures established to combat COVID-19 continue. We also expect higher variable expenses associated with bringing students back to campus and additional costs with providing a safe environment in the context of COVID-19 as we begin to move back to in-person instruction across both segments. COVID-19 effects on the first quarter of fiscal year 2021 results of operations of the Adtalem institutions are described below.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their Bachelor of Science in Nursing (“BSN”) degree; at the onset of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs are continuing to successfully operate. For the September 2020 session, students and employees have returned to several Chamberlain campuses for limited onsite instruction. Plans are being developed for additional re-opening activities for the November 2020 session. COVID-19 did not result in significant revenue losses or cost increases at Chamberlain in the first quarter of fiscal year 2021. The extent of the impact further into fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19 and whether the pandemic affects healthcare facilities’ ability to continue to provide clinical experiences, most of which have resumed as of September 2020. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.
●AUC and RUSM: Medical students enrolled in the basic science portion of their program have transitioned to online learning. Many students have left St. Maarten and Barbados to continue their studies remotely from other locations. COVID-19 did not result in significant revenue losses or increased costs within the basic science programs at the medical schools in the first quarter of fiscal year 2021. COVID-19 will likely have minimal impact on the basic science program revenue in fiscal year 2021, unless students choose to not continue or start their studies during this time of uncertainty. AUC and RUSM were able to provide remote learning and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The waiver was dependent upon the host country’s coronavirus state of emergency declaration. The nation of St. Maarten lifted their declaration in June 2020, and as a result, AUC’s ability to offer distance education ends after the September 2020 semester is completed. All AUC students must return to St. Maarten for basic science instruction effective January 2021, unless a new coronavirus aid package is passed and extends the foreign school distance education waiver. Management intends to move instruction back to St. Maarten for the January 2021 semester. A state of emergency still exists on Barbados, and as a result, the CARES Act waiver still applies to the basic science instruction at RUSM. The extent of the impact further into fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19. Students who have completed their basic science education progress to clinical rotations in the U.S. (and in the U.K. for AUC). Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses from April through June 2020. As of November 2020, almost all of the clinical partners of AUC and RUSM have resumed their clinical programs. Although many students were able to resume their clinical education during the first quarter of fiscal year 2021, management estimates that not being able to offer a full clinical program reduced combined revenue of AUC and RUSM by approximately $4 million and operating income by approximately $2 million in the first quarter of fiscal year 2021. The lower number of clinical hours available due to COVID-19 will likely have a negative effect on revenue and operating income into the second quarter of fiscal year 2021 and for as long as the pandemic affects hospitals’ ability to provide clinical experiences. Adtalem has clinical partnerships with hospitals across the U.S. (and in the U.K. for AUC), minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income at AUC and RUSM, management estimates that housing and student transportation revenue of approximately $5 million and resulting operating income of approximately $3 million was also lost due to students moving off of St. Maarten and Barbados to continue basic science studies remotely.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students left St. Kitts in March 2020 to continue their studies remotely from other locations. A portion of students at specific junctures of their basic science education have traveled back to St. Kitts since July 2020 and resumed classroom based learning in August 2020. COVID-19 did not result in significant revenue losses or cost increases within the basic science program in the first quarter of fiscal year 2021. We do not expect a significant impact from COVID-19 on the basic science program in fiscal year 2021, unless students choose to not continue or start their studies during this time of uncertainty. RUSVM was able to provide remote learning during the pandemic and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the CARES Act. The waiver was dependent upon the host country’s coronavirus state of emergency declaration. A state of emergency still exists on St. Kitts, and as a result, the CARES Act waiver still applies to the basic science instruction at RUSVM. The extent of the impact on the basic science program further into fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, New Zealand, Australia, and Europe. A few universities suspended onsite clinical experiences and transitioned students to online education, while other universities have continued to offer onsite clinical courses. The suspensions did not significantly reduce revenue or operating income in the first quarter of fiscal year 2021. The extent of the impact on clinical experiences further into fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19, but we do not expect a significant impact from COVID-19 at RUSVM.
●Financial Services: Most Financial Services content, including exam preparation, certification training, continuing education, and subscriptions is delivered online. Any classroom-based learning has been moved to online. No significant COVID-19 related cost increases were realized in Financial Services in the first quarter of fiscal year 2021. COVID-19 did result in estimated revenue and operating income losses of approximately $5 million and $3 million, respectively, in the first quarter of fiscal year 2021, driven by the replacement of the Las Vegas live conference with a virtual conference. ACAMS live conference revenue will not be realized so long as social distancing and group gathering is limited. COVID-19 is expected to negatively impact Financial Services revenue and operating income further into fiscal year 2021, driven by the loss of ACAMS live conference revenue and possible weakness in demand at Becker, primarily with CPA firm customers. Virtual conferences were conducted in June 2020 and September 2020 and it is possible additional conference revenue could be replaced with virtual events in the future, but loss of conference revenue is likely as ACAMS has canceled all live conferences through December 2020. Virtual conferences are unlikely to generate the same level of revenue and operating income as live conferences. Management believes that other than the ACAMS conferences, longer-term operating results in the Financial Services segment will not be significantly affected by COVID-19 unless there are major employment losses with accounting professionals and recent accounting graduates, or in the banking and mortgage sectors. This is not known and cannot be predicted at this time. At Becker, CPA testing sites began reopening in June 2020 at limited capacity, however, management believes hiring at CPA firms has not yet fully recovered.
●Administrative Operations: Most institution and home office administrative operations continue to be performed remotely. This includes operations in both the U.S. and all foreign locations. These remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have decreased we would expect these costs to increase as the effects of COVID-19 dissipate. No significant home office costs were incurred related to COVID-19 in the first quarter of fiscal year 2021 and no such costs are anticipated for the remainder of fiscal year 2021.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of September 30, 2020, at this time none of the effects are considered significant enough to create an impairment triggering event since our annual goodwill impairment assessment on May 31, 2020. While management has considered the effects of the COVID-19 pandemic in evaluating the existence of an impairment triggering event, it is possible that effects to revenue and cash flows will be more significant than currently expected if the effects of the COVID-19 pandemic and social distancing measures established to combat the virus continue for an extended period of time. Should economic conditions deteriorate beyond expectations further into fiscal year 2021, an impairment triggering event could arise and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash and cash equivalents balance was $561.2 million as of September 30, 2020. Adtalem generated $84.7 million in operating cash flow from continuing operations in the first three months of fiscal year 2021. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $300 million revolving credit facility with availability of $231.6 million as of September 30, 2020. Management currently projects that COVID-19 will continue to have an effect on operations; however, we believe the current balances of cash, cash generated from operations, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans in the foreseeable future, except in relation to the Acquisition of Walden as discussed in the previous section of this MD&A titled “Segments.” See further discussion on the future financing of the Acquisition in the section of this MD&A titled “Financing Activities” in the “Liquidity and Capital Resources” section.

As noted above, Adtalem maintains a credit agreement (the “Credit Agreement”) that provides for (1) a $300 million revolving facility (“Revolver”) with a maturity date of April 13, 2023 and (2) a $300 million senior secured Term B loan (“Term B Loan”) with a maturity date of April 13, 2025. We refer to the Revolver and Term B Loan collectively as the “Credit Facility.” With interest rates at historically low levels, management entered into an interest rate swap agreement in March 2020 with a multinational financial institution that effectively converts the variable rate interest on the Term B Loan borrowings to a fixed rate of 3.946% for essentially the remaining term of the Term B Loan. The Credit Facility contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the Credit Agreement (see the Credit Agreement, as filed under Form 8-K dated April 13, 2018). These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of September 30, 2020.

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue:

	Three Months Ended
	September 30,
	2020	2019
Revenue	100.0%	100.0%
Cost of educational services	42.4%	50.3%
Student services and administrative expense	37.3%	38.9%
Restructuring expense	1.6%	2.6%
Business acquisition and integration expense	5.0%	0.0%
Gain on sale of assets	0.0%	(1.9)%
Total operating cost and expense	86.3%	89.9%
Operating income	13.7%	10.1%
Net other expense	(0.8)%	(1.8)%
Income from continuing operations before income taxes	12.9%	8.3%
Provision for income taxes	(2.6)%	(1.5)%
Income from continuing operations	10.2%	6.8%
Loss from discontinued operations, net of tax	(2.8)%	(1.2)%
Net income	7.4%	5.6%
Net loss attributable to redeemable noncontrolling interest	0.0%	0.0%
Net income attributable to Adtalem	7.4%	5.6%

Revenue

The following table presents revenue by segment detailing the changes from the year-ago quarter (in thousands):

	Three Months Ended September 30, 2020
	Medical and Healthcare	Financial Services	Consolidated
Fiscal year 2020 as reported	$207,487	$47,126	$254,613
Organic growth	11,339	2,289	13,628
Fiscal year 2021 as reported	$218,826	$49,415	$268,241

Fiscal year 2021 % change:
Organic growth	5.5%	4.9%	5.4%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 5.5%, or $11.3 million, to $218.8 million in the first quarter of fiscal year 2021 compared to the year-ago quarter. The increase in revenue in the first quarter of fiscal year 2021 is driven primarily by student enrollment increases at Chamberlain. This increase was partially offset by the estimated loss of approximately $5 million in housing and student transportation revenue, primarily at RUSM as basic science students were not on campus due to COVID-19 remote learning, and $4 million of clinical revenue at AUC and RUSM due to the COVID-19 related clinical program limitations at partner hospitals, which were gradually eased during the first quarter of fiscal year 2021.

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2021
Session	July 2020	Sept. 2020
New students	2,768	6,333
% change from prior year	15.5%	13.2%
Total students	32,198	35,525
% change from prior year	12.2%	11.9%

	Fiscal Year 2020
Session	July 2019	Sept. 2019	Nov. 2019	Jan. 2020	Mar. 2020	May 2020
New students	2,396	5,595	2,711	5,293	3,073	4,213
% change from prior year	(5.0)%	2.9%	3.6%	11.2%	12.7%	5.4%
Total students	28,691	31,736	31,215	33,850	33,748	33,407
% change from prior year	2.3%	1.4%	1.2%	4.6%	5.1%	8.2%

Chamberlain revenue increased 14.8%, or $17.2 million, to $133.8 million in the first quarter of fiscal year 2021 compared to the year-ago quarter, driven by increases in total student enrollment during each fiscal year 2021 enrollment session as well as non-tuition fee price increases. Chamberlain admitted its largest class of campus students in September 2020.

Chamberlain currently operates 22 campuses in 15 states. Chamberlain’s newest campus in San Antonio, Texas, began instruction in October 2019.

Tuition Rates:

Tuition for the Bachelor of Science in Nursing (“BSN”) onsite degree program ranges from $675 to $720 per credit hour. Tuition for the Registered Nurse to BSN (“RN-to-BSN”) online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $775 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. All of these tuition rates are unchanged from the prior year. These tuition rates do not include the cost of books, supplies, transportation, or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2021
Semester	Sept. 2020
New students	920
% change from prior year	5.5%
Total students	5,850
% change from prior year	4.3%

	Fiscal Year 2020
Semester	Sept. 2019	Jan. 2020	May 2020
New students	872	486	544
% change from prior year	(1.9)%	3.2%	9.7%
Total students	5,608	5,643	5,186
% change from prior year	(4.7)%	1.7%	(0.7)%

The medical and veterinary schools’ revenue decreased 6.5%, or $5.9 million, to $85.1 million in the first quarter of fiscal year 2021 compared to the year-ago quarter. The principal drivers of the decrease was an estimated loss of $5 million in housing and student transportation revenue, primarily at RUSM as basic science students were not on campus due to COVID-19 remote learning, and $4 million of clinical revenue at AUC and RUSM due to the COVID-19 related clinical program limitations at partner hospitals, which were gradually eased during the first quarter of fiscal year 2021. These decreases were partially offset with student enrollment and revenue increases in the basic science programs at AUC and RUSVM.

In the September 2020 semester, total student enrollment increased at AUC, RUSM, and RUSVM. New student enrollment increased at AUC and RUSM but slightly declined at RUSVM due to the large cohort of May 2020 Vet Prep students progressing to September 2020, which was at maximum enrollment capacity. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing RUSM affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing investments. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, competition may continue to adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs resulting in lower revenue.

In September 2019, AUC opened its medical education program in the U.K. in partnership with UCLAN. The program offers students a Post Graduate Diploma in International Medical Sciences from UCLAN, followed by their Doctor of Medicine degree from AUC. Students will then be eligible to do clinical rotations at AUC’s clinical sites, which include hospitals in the U.S., the U.K., and Canada. This program is aimed at preparing students for the U.S. Medical Licensing Examination (“USMLE”).

Tuition Rates:

●	Effective for semesters beginning in September 2020, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $23,240 and $26,000, respectively, per semester. These tuition rates are unchanged from the prior academic year.
●	Effective for semesters beginning in September 2020, tuition rates for the beginning basic sciences and Internal Medicine Foundations/final clinical portion of the programs at RUSM are $24,170 and $26,676, respectively, per semester. These tuition rates are unchanged from the prior academic year.
●	For students who entered the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) is $20,873 per semester effective September 2020. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical and clinical curriculum are $19,387 and $24,339, respectively, per semester effective September 2020. These tuition rates are unchanged from the prior academic year.

The respective tuition rates for AUC, RUSM, and RUSVM do not include the cost of transportation, living expenses, or health insurance.

Financial Services

Revenue in the Financial Services segment increased 4.9%, or $2.3 million, to $49.4 million in the first quarter of fiscal year 2021 compared to the year-ago quarter. The principal drivers of the increase were a result of increased revenue at OCL and an increase in ACAMS memberships, subscriptions, and certification revenue. In addition, Becker revenue increased through growth in both CPA and continuing education program offerings. The revenue increase was partially offset by a $5.4 million decline in ACAMS conference related revenue in the first quarter of fiscal year 2021 compared to the year-ago quarter, driven by the estimated loss of approximately $5 million of revenue from the COVID-19 related replacement of the Las Vegas live conference with a virtual conference. The remaining decline in conference revenue relates to the timing of conferences between comparable quarters. The entire Las Vegas conference was in the first quarter of fiscal year 2020, where one day out of the now three day virtual conference takes place in the second quarter of fiscal year 2021. ACAMS memberships have increased to more than 82,000 as of September 30, 2020 compared to more than 75,000 as of September 30, 2019, driven by strong growth in the European region.

Cost of Educational Services

The largest component of cost of educational services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and the provision for bad debts. The following table presents cost of educational services by segment detailing the changes from the year-ago quarter (in thousands):

	Three Months Ended September 30, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$116,739	$10,678	$617	$128,034
Cost decrease	(11,628)	(2,673)	(35)	(14,336)
Fiscal year 2021 as reported	$105,111	$8,005	$582	$113,698

Fiscal year 2021 % change:
Cost decrease	(10.0)%	(25.0)%	NM	(11.2)%

Cost of educational services decreased 11.2%, or $14.3 million, to $113.7 million in the first quarter of fiscal year 2021 compared to the year-ago quarter. Cost decreased due to lower operating expenses driven by cost control initiatives across all institutions, lower costs of approximately $7 million associated with not delivering in-person instruction and clinical and other services, including ACAMS live conferences, due to the COVID-19 related revenue losses as noted above, and decreased bad debt expense of $3.8 million in the first quarter of fiscal year 2021, primarily related to the credit extension programs at the medical and veterinary schools.

As a percentage of revenue, cost of educational services was 42.4% in the first quarter of fiscal year 2021 compared to 50.3% in the year-ago quarter. The decrease in the percentage was primarily the result of cost reduction efforts and the increased revenue in the first quarter of fiscal year 2021.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to sales, student admissions, marketing and advertising, general and administrative, curriculum development, and amortization expense of finite-lived intangible assets related to business acquisitions. The following table presents student services and administrative expense by segment detailing the changes from the year-ago quarter (in thousands):

	Three Months Ended September 30, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$62,120	$32,341	$4,626	$99,087
Cost increase (decrease)	(1,415)	382	2,124	1,091
Fiscal year 2021 as reported	$60,705	$32,723	$6,750	$100,178

Fiscal year 2021 % change:
Cost increase (decrease)	(2.3)%	1.2%	NM	1.1%

Student services and administrative expense increased 1.1%, or $1.1 million, to $100.2 million in the first quarter of fiscal year 2021 compared to the year-ago quarter. As a percentage of revenue, student services and administrative expense was 37.3% in the first quarter of fiscal year 2021 compared to 38.9% in the year-ago quarter. The decrease in the percentage was primarily the result of the increased revenue and cost control initiatives across all institutions in the first quarter of fiscal year 2021.

Restructuring Expense

Restructuring expense in the first quarter of fiscal year 2021 was $4.2 million compared to $6.5 million in the year-ago quarter. The primary driver of the decreased restructure expense was the result of lower real estate consolidation charges at Adtalem’s home office. See Note 5 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

We have substantially completed our current restructuring plans. We will continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities. Management may institute future restructuring plans.

Business Acquisition and Integration Expense

Business acquisition and integration expense in the first quarter of fiscal year 2021 was $13.4 million. These are transaction costs associated with entering into the Agreement to acquire Walden and costs associated with integrating Walden into Adtalem. We expect to incur additional integration costs through the remainder of fiscal year 2021.

Gain on Sale of Assets

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds of $6.4 million from the sale of this facility resulted in a gain on the sale of $4.8 million in the first quarter of fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 19 “Segment Information” to the Consolidated Financial Statements. There was no corresponding gain in the first quarter of fiscal year 2021.

Operating Income

The following table presents operating income by segment detailing the changes from the year-ago quarter (in thousands):

	Three Months Ended September 30, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$28,500	$2,128	$(4,887)	$25,741
Organic change	24,383	4,580	(2,090)	26,873
Restructuring expense change	127	564	1,616	2,307
Business acquisition and integration expense change	—	—	(13,436)	(13,436)
Gain on sale of assets change	—	—	(4,779)	(4,779)
Fiscal year 2021 as reported	$53,010	$7,272	$(23,576)	$36,706

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Three Months Ended
	September 30,
	2020	2019	Increase (Decrease)
Medical and Healthcare:
Operating income (GAAP)	$53,010	$28,500	86.0%
Restructuring expense	—	127	NM
Operating income excluding special items (non-GAAP)	$53,010	$28,627	85.2%

Financial Services:
Operating income (GAAP)	$7,272	$2,128	241.7%
Restructuring expense	1,415	1,979	(28.5)%
Operating income excluding special items (non-GAAP)	$8,687	$4,107	111.5%

Home Office and Other:
Operating loss (GAAP)	$(23,576)	$(4,887)	(382.4)%
Restructuring expense	2,808	4,424	(36.5)%
Business acquisition and integration expense	13,436	—	NM
Gain on sale of assets	—	(4,779)	NM
Operating loss excluding special items (non-GAAP)	$(7,332)	$(5,242)	(39.9)%

Adtalem Global Education:
Operating income (GAAP)	$36,706	$25,741	42.6%
Restructuring expense	4,223	6,530	(35.3)%
Business acquisition and integration expense	13,436	—	NM
Gain on sale of assets	—	(4,779)	NM
Operating income excluding special items (non-GAAP)	$54,365	$27,492	97.7%

Total consolidated operating income increased $11.0 million, to $36.7 million in the first quarter of fiscal year 2021 compared to the year-ago quarter. Consolidated operating income excluding special items increased 97.7%, or $26.9 million, in the first quarter of fiscal year 2021 compared to the year-ago quarter. The primary drivers of this increase were an increase in revenue of $13.6 million, primarily at Chamberlain and OCL, which generated higher incremental operating income than the lost revenue sources due to COVID-19, decreased bad debt expense of $3.8 million, primarily related to the credit extension programs at the medical and veterinary schools, and efforts to manage salary, travel, and discretionary spending across the organization.

Medical and Healthcare

Medical and Healthcare segment operating income increased 86.0%, or $24.5 million, to $53.0 million in the first quarter of fiscal year 2021 compared to the year-ago quarter. The primary drivers of this increase related to increased revenue at Chamberlain of $17.2 million, which generated higher incremental operating income than the lost revenue sources due to COVID-19 as discussed below, decreased bad debt expense of $2.7 million, primarily related to the credit extension programs at the medical and veterinary schools, and efforts to manage salary, travel, and discretionary spending at all institutions. Lower revenue at AUC and RUSM due to the estimated COVID-19 related loss of clinical revenue contributed to approximately $2 million in lost operating income in the first quarter of fiscal year 2021. Lower COVID-19 related housing and student transportation revenue, primarily at RUSM as described above, resulted in approximately $3 million in lost operating income.

Financial Services

Financial Services segment operating income increased 241.7%, or $5.1 million, to $7.3 million in the first quarter of fiscal year 2021 compared to the year-ago quarter. Segment operating income excluding special items increased 111.5%, or $4.6 million, in the first quarter of fiscal year 2021 compared to the year-ago quarter. The primary driver of this increase was an increase in revenue at OCL. Conference revenue decreases at ACAMS due to COVID-19, as described above, contributed to $3 million in lost operating income in the first quarter of fiscal year 2021.

Net Other Expense

Net other expense in the first quarter of fiscal year 2021 was $2.2 million compared to $4.6 million in the year-ago quarter. The decrease in net other expense was primarily the result of decreased borrowings under Adtalem’s Credit Facility (as discussed in Note 12 “Debt” to the Consolidated Financial Statements).

Provision for Income Taxes

Our effective income tax rate (“ETR”) from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including the rate of tax applied to earnings outside the U.S., tax incentives, changes in valuation allowances, liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, our ETR is impacted by the provisions from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which include primarily a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), and a limitation of tax benefits on certain executive compensation. The impact of the Tax Act may be revised in future periods as we obtain additional data and consider any new regulations or guidance that may be released.

The ETR from continuing operations for the first quarter of fiscal year 2021 was 20.5% compared to 17.6% in the year-ago quarter. The increase is primarily due to an increase in earnings from domestic operations and a reduction in tax benefits for stock-based compensation.

Discontinued Operations

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. Beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. The divestitures of Carrington and DeVry University operations were completed in the second quarter of fiscal year 2019 and the divestiture of Adtalem Brazil operations was completed in the fourth quarter of fiscal year 2020. We continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture which is classified as expense within discontinued operations. Management no longer discloses other discussions of operating results of these entities as comparable results are no longer meaningful.

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

Financial Aid

Like other higher education companies, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“2020 Form 10-K”) for a discussion of student financial aid related risks.

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

During the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, ED provisionally recertified AUC, RUSM, and RUSVM’s Title IV PPAs with expiration dates of December 31, 2022, March 31, 2023, and June 30, 2023, respectively. The provisional nature of the agreements stemmed from increased and/or repeated Title IV compliance audit findings. No financial ramifications, such as a letter of credit, heightened cash monitoring, or student enrollment limitations, were imposed on any of these institutions. While corrective actions have been taken to resolve past compliance matters and eliminate the incidence of repetition, if AUC, RUSM, or RUSVM fail to maintain administrative capability as defined by ED while under provisional status or otherwise fail to comply with ED requirements, the institution(s) could lose eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows.

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University agreed to certain compliance requirements regarding its past and future advertising, that DeVry University’s participation in Title IV programs is subject to provisional certification for five years and that DeVry University is required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit continues to be posted by Adtalem following the closing of the sale of DeVry University and reduces Adtalem’s borrowing capacity dollar-for-dollar under its Credit Facility (as defined in Note 12 “Debt” to the Consolidated Financial Statements).

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

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. Changes to the manner in which the composite score is calculated that are effective on July 1, 2020 will negatively affect future Adtalem scores; however, management does not believe these changes by themselves will result in the score falling below 1.5. If Adtalem becomes unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then our institutions could be subject to heightened cash monitoring or be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $561.2 million, $500.5 million, and $121.1 million as of September 30, 2020, June 30, 2020, and September 30, 2019, respectively, included cash and cash equivalents held at Adtalem’s international operations of $82.0 million, $70.1 million, and $102.1 million as of September 30, 2020, June 30, 2020, and September 30, 2019, respectively, which is available to Adtalem for general company purposes.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $0.9 million, $0.6 million, and $0.7 million was held in restricted bank accounts as of September 30, 2020, June 30, 2020, and September 30, 2019, respectively.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Income from continuing operations	$27,446	$17,408
Non-cash items	37,565	34,106
Changes in assets and liabilities	19,643	(18,038)
Net cash provided by operating activities-continuing operations	$84,654	$33,476

Net cash provided by operating activities from continuing operations in the three months ended September 30, 2020 was $84.7 million compared to $33.5 million in the year-ago period. The increase of $51.2 million in cash generated from continuing operating activities between the three months ended September 30, 2020 and the three months ended September 30, 2019 was primarily due to (i) higher income from continuing operations; (ii) more timely collection of accounts receivable and application of financial aid funds to student accounts in the first three months of fiscal year 2021, primarily at the medical and veterinary schools; (iii) a decrease in prepaid expenses in the first three months of fiscal year 2021 compared to an increase in the first three months of fiscal year 2020; and (iv) timing of accounts payable and accrued expense disbursements.

Investing Activities

Capital expenditures in the first three months of fiscal year 2021 were $14.4 million compared to $10.4 million in the year-ago period. The capital expenditures in fiscal year 2021 include spending for Chamberlain new campus development, maintenance, and Adtalem’s home office. Capital spending for the remainder of fiscal year 2021 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and Adtalem’s home office. Management anticipates full fiscal year 2021 capital spending to be in the $50 to $55 million range, including $14.4 million spent during the first three months of fiscal year 2021. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 12 “Debt” to the Consolidated Financial Statements).

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds of $6.4 million from the sale of this facility resulted in a gain on the sale of $4.8 million in the first three months of fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 19 “Segment Information” to the Consolidated Financial Statements.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Repurchase of common stock for treasury	$—	$(40,255)
Net payments under credit facility	(750)	(70,750)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(6,247)
Other	(3,835)	983
Net cash used in financing activities-continuing operations	$(4,585)	$(116,269)

On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. As of September 30, 2020, $345.2 million of authorized share repurchases were remaining under the current and twelfth share repurchase programs. Repurchases were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In October 2020, Adtalem determined to end the suspension of its current share repurchase program, and we may resume repurchases in accordance with the securities laws if market conditions are favorable. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

As of September 30, 2020, the amount of debt outstanding under our credit facility was $293.3 million. See Note 12 “Debt” to the Consolidated Financial Statements for additional information on our credit agreement.

Management currently projects that COVID-19 will have an effect on operations and, as a result, liquidity, as discussed in the previous section of this MD&A titled “Overview of the Impact of COVID-19”; however, we believe the current balances of cash, cash generated from operations, and our Credit Facility (as defined and discussed in Note 12 “Debt” to the Consolidated Financial Statements) will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future, except in relation to the Acquisition of Walden as discussed below.

As discussed in the previous section of this MD&A titled “Segments,” Adtalem agreed to acquire all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Agreement. On September 11, 2020, to provide future funding for the Acquisition, Adtalem entered into a Commitment Letter with the Commitment Parties to provide to Adtalem the Facilities. The proceeds of the Facilities will be used, among other things, to finance the Acquisition, refinance Adtalem’s existing credit agreement, pay fees and expenses related to the Acquisition, and in the case of the Revolving Facility, to finance ongoing working capital and general corporate purposes. The commitments under the Commitment Letter are subject to customary closing conditions.

Contractual Obligations

Adtalem’s long-term contractual obligations consist of its $600 million Credit Facility (as defined and discussed in Note 12 “Debt” to the Consolidated Financial Statements), operating leases (discussed in Note 10 “Leases” to the Consolidated Financial Statements) on facilities, and agreements for various services.

As discussed in the previous section of this MD&A titled “Financing Activities,” Adtalem entered into a Commitment Letter with the Commitment Parties to provide funding for the Acquisition, refinance Adtalem’s existing credit agreement, pay fees and expenses related to the Acquisition, and in the case of the Revolving Facility, to finance ongoing working capital and general corporate purposes. The commitments under the Commitment Letter are subject to customary closing conditions.

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

Adtalem maintains agreements to lease either a portion or the full space of three facilities owned by Adtalem to DeVry University and to sublease either a portion of the full leased space of an additional 21 facilities, most of which are subleased to DeVry University and/or Carrington. Adtalem remains the primary lessee on the 21 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to five years. Future minimum lease and sublease rental income under these agreements as of September 30, 2020, were as follows (in thousands):

Fiscal Year	Amount
2021 (remaining)	$14,270
2022	16,816
2023	16,078
2024	10,261
2025	5,121
Thereafter	2,038
Total lease and sublease rental income	$64,584

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

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap will terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan is fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings. As of September 30, 2020, the fair value of the Swap was a loss of $10.2 million.

Adtalem did not enter into any other derivatives, swaps, futures contracts, calls, hedges, or non-exchange traded contracts during the first three months of fiscal year 2021.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates as disclosed in our 2020 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding the future impact of the COVID-19 pandemic and the pending Walden University acquisition. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risk and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2020 Form 10-K and this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.

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

Net income from continuing operations attributable to Adtalem excluding special items (most comparable GAAP measure: net income attributable to Adtalem) – Measure of Adtalem’s net income attributable to Adtalem adjusted for restructuring expense, business acquisition and integration expense, gain on sale of assets, and loss from discontinued operations.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business acquisition and integration expense, gain on sale of assets, and loss from discontinued operations.

Operating income excluding special items (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business acquisition and integration expense, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring charges primarily related to real estate consolidations at Adtalem’s home office and ACAMS and the sale of Becker’s courses for healthcare students.
●	Business acquisition and integration expense include expenses related to the pending Walden University acquisition.
●	Gain on the sale of Adtalem’s Columbus, Ohio, campus facility.
●	Loss from discontinued operations include the operations of Adtalem Brazil, Carrington, and DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income attributable to Adtalem reconciliation to net income from continuing operations attributable to Adtalem excluding special items (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Net income attributable to Adtalem (GAAP)	$19,930	$14,361
Restructuring expense	4,223	6,530
Business acquisition and integration expense	13,436	—
Gain on sale of assets	—	(4,779)
Income tax impact on non-GAAP adjustments (1)	(3,998)	(343)
Loss from discontinued operations	7,607	3,156
Net income from continuing operations attributable to Adtalem excluding special items (non-GAAP)	$41,198	$18,925
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Three Months Ended
	September 30,
	2020	2019
Earnings per share, diluted (GAAP)	$0.38	$0.26
Effect on diluted earnings per share:
Restructuring expense	0.08	0.12
Business acquisition and integration expense	0.25	-
Gain on sale of assets	-	(0.09)
Income tax impact on non-GAAP adjustments (1)	(0.08)	(0.01)
Loss from discontinued operations	0.14	0.06
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$0.78	$0.34
Diluted shares used in EPS calculation	52,797	56,140
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap will terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan is fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings. As of September 30, 2020, the fair value of the Swap was a loss of $10.2 million. As of September 30, 2020, a 100 basis point increase in short-term interest rates would result in a $12.7 million change in value of the Swap.

There have been no other material changes in Adtalem’s market risk exposure during the first three months of fiscal year 2021. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2020 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 18 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Item 1A. “Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which could materially affect Adtalem’s business, financial condition, or future results, should be carefully considered. Such risks are not the only risks facing Adtalem. Additional risks and uncertainties not currently known to Adtalem or that management currently deems to be immaterial also may materially adversely affect its business, financial condition, and/or operating results. Except for the risk factors discussed below, there have been no material changes to Adtalem’s risk factors since its Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Completion of the Acquisition is subject to the conditions contained in the Agreement and if these conditions are not satisfied or waived, the Acquisition will not be completed.

Our obligation to complete the Acquisition is subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of certain regulatory approvals including the U.S. Department of Education, the Higher Learning Commission (the “HLC”), and the expiration or termination of any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Act.

Many of the conditions to the closing of the Acquisition are not within Adtalem’s or Seller’s control, and neither company can predict with certainty when or if these conditions will be satisfied. The failure to satisfy all of the required conditions could delay the completion of the Acquisition for a significant period of time or prevent it from occurring. Any delay in completing the Acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the Acquisition is successfully completed within the expected time frame. There can be no assurance that the conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be completed.

The Acquisition is subject to the conditions contained in the Agreement, and if these conditions are not satisfied or waived, the Acquisition will not be completed.

Our obligation to complete the Acquisition is subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of certain regulatory approvals including the U.S. Department of Education and the HLC, and we cannot guarantee that we or the Seller will be able to obtain any of these approvals. For example, a “Governmental

Investigation” designation by HLC could delay or prevent approval by HLC of a substantive change application on behalf of Walden University. There can be no assurance that any consents, clearances or approvals necessary or advisable to be obtained in connection with the Acquisition will be obtained in a timely manner or at all, or whether they will be subject to actions, conditions, limitations or restrictions that may jeopardize or delay the completion of the Acquisition, materially reduce or delay the anticipated benefits of the transaction or allow the parties to terminate the Agreement.

Additionally, many of the conditions to the closing of the Acquisition are not within Adtalem’s or Seller’s control, and we cannot predict when or if these conditions will be satisfied. The failure to satisfy all the required conditions could delay the completion of the Acquisition for a significant period of time or prevent it from occurring. Any delay or failure to consummate the Acquisition could cause us not to realize some or all of the financial and operational benefits that we expect to achieve.

Failure to complete the Acquisition could negatively impact our stock price and our future business and financial results.

If the Acquisition is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Acquisition, we could be subject to a number of negative consequences, including, among others: (i) we may experience negative reactions from the financial markets, including negative impacts on our stock price; (ii) we will still be required to pay certain significant costs relating to the Acquisition, including legal, accounting, and financial advisor costs; (iii) we may be required to pay a cash termination fee as required by the Agreement; and (iv) matters related to the Acquisition (including integration planning) require substantial commitments or our time and resources, which could have resulted in our inability to pursue other opportunities that could have been beneficial to us.

If the Acquisition is not completed, any of these risks may materialize and may adversely affect our businesses, financial condition, financial results, and stock price.

The Acquisition will involve substantial costs.

We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the Acquisition. The substantial majority of the non-recurring expenses will consist of transaction and regulatory costs related to the Acquisition. We will also incur transaction fees and costs related to formulating and implementing integration plans, including system consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred from the Acquisition and integration. Although we anticipate that the elimination of duplicative costs and the realization of other efficiencies and synergies related to the integration should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

In connection with the Acquisition, we will incur additional indebtedness, which could adversely affect Adtalem, including our business flexibility and will increase our interest expense.

We will have increased indebtedness following completion of the Acquisition in comparison to our recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses related to the financing of the Acquisition. The amount of cash required to pay interest on our increased indebtedness following completion of the Acquisition and thereby the demands on our cash resources will be greater than the amount of cash flow required to service our indebtedness prior to the Acquisition. The increased levels of indebtedness following completion of the Acquisition could also reduce funds available for working capital, capital expenditures, and other general corporate purposes, and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected synergies and cost savings from the Acquisition, or if our financial performance after the Acquisition does not meet our current expectations, then our ability to service the indebtedness may be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 - July 31, 2020	—	$—	—	$345,231,045
August 1, 2020 - August 31, 2020	—	—	—	345,231,045
September 1, 2020 - September 30, 2020	—	—	—	345,231,045
Total	—	$—	—	$345,231,045

(1)  On November 8, 2018, we announced that the Board of Directors of Adtalem (the “Board”) authorized the current share repurchase program to repurchase up to $300 million of Adtalem common stock through December 31, 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. Repurchases were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In October 2020, Adtalem determined to end the suspension of its current share repurchase program, and we may resume repurchases in accordance with the securities laws if market conditions are favorable. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	2,173	$31.92	NA	NA
August 1, 2020 - August 31, 2020	116,196	33.14	NA	NA
September 1, 2020 - September 30, 2020	22	29.04	NA	NA
Total	118,391	$33.12	NA	NA

(1)  Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1

Membership Interest Purchase Agreement by and between Adtalem Global Education Inc. and Laureate Education, Inc., dated as of September 11, 2020 (incorporated by reference to Exhibit 2.1 to Adtalem’s Current Report on Form 8-K filed with the SEC on September 16, 2020).

10.1

Commitment Letter, dated as of September 11, 2020, by and among Adtalem Global Education Inc. as borrower, and Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC and MUFG Bank, Ltd., as lead arrangers (incorporated by reference to Exhibit 10.1 to Adtalem’s Current Report on Form 8-K filed with the SEC on September 16, 2020).

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

Adtalem Global Education Inc.

Date: November 5, 2020	By:	/s/ Michael O. Randolfi
Michael O. Randolfi
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)