Form 10-Q
period 2020-12-31
Adtalem Global Education Inc.
filed 2021-02-02
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of January 26, 2021, there were 50,153,624 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	December 31,	June 30,	December 31,
	2020	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$449,296	$500,516	$67,282
Investments in marketable securities	10,541	8,968	9,229
Restricted cash	39,425	589	3,465
Accounts receivable, net	91,051	87,042	93,394
Prepaid expenses and other current assets	90,134	95,651	45,275
Current assets held for sale	—	—	171,284
Total current assets	680,447	692,766	389,929
Noncurrent assets:
Property and equipment, net	290,236	286,102	281,975
Operating lease assets	192,954	174,935	187,520
Deferred income taxes	23,489	22,277	10,242
Intangible assets, net	282,518	287,514	292,736
Goodwill	686,557	686,214	686,805
Other assets, net	88,463	78,879	82,850
Noncurrent assets held for sale	—	—	458,553
Total noncurrent assets	1,564,217	1,535,921	2,000,681
Total assets	$2,244,664	$2,228,687	$2,390,610

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$49,035	$46,484	$31,457
Accrued payroll and benefits	38,994	48,835	39,088
Accrued liabilities	100,364	104,431	89,507
Deferred revenue	97,400	91,589	51,413
Current operating lease liabilities	51,950	51,644	53,029
Current portion of long-term debt	3,000	3,000	3,000
Current liabilities held for sale	—	—	36,694
Total current liabilities	340,743	345,983	304,188
Noncurrent liabilities:
Long-term debt	284,131	286,115	412,105
Long-term operating lease liabilities	195,840	176,032	180,002
Deferred income taxes	25,792	24,975	24,916
Other liabilities	81,784	82,309	88,945
Noncurrent liabilities held for sale	—	—	82,460
Total noncurrent liabilities	587,547	569,431	788,428
Total liabilities	928,290	915,414	1,092,616
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	2,595	2,852	3,082
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 50,632, 51,871, and 52,953 shares outstanding as of December 31, 2020, June 30, 2020, and December 31, 2019, respectively	810	807	806
Additional paid-in capital	512,102	504,434	496,674
Retained earnings	1,970,813	1,927,568	2,032,788
Accumulated other comprehensive loss	(7,711)	(9,055)	(159,118)
Treasury stock, at cost, 30,389, 28,794, and 27,623 shares as of December 31, 2020, June 30, 2020, and December 31, 2019, respectively	(1,162,235)	(1,113,333)	(1,076,238)
Total shareholders' equity	1,313,779	1,310,421	1,294,912
Total liabilities and shareholders' equity	$2,244,664	$2,228,687	$2,390,610

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue	$283,111	$266,172	$551,352	$520,785
Operating cost and expense:
Cost of educational services	126,823	127,258	240,521	255,292
Student services and administrative expense	103,721	96,648	203,899	195,735
Restructuring expense	1,165	1,955	5,388	8,485
Business acquisition and integration expense	11,079	—	24,515	—
Gain on sale of assets	—	—	—	(4,779)
Total operating cost and expense	242,788	225,861	474,323	454,733
Operating income	40,323	40,311	77,029	66,052
Other income (expense):
Interest and dividend income	1,219	1,215	2,223	1,893
Interest expense	(3,736)	(5,066)	(7,428)	(10,394)
Investment gain	1,005	419	1,523	442
Loss on derivative	—	(28,006)	—	(28,006)
Net other expense	(1,512)	(31,438)	(3,682)	(36,065)
Income from continuing operations before income taxes	38,811	8,873	73,347	29,987
Provision for income taxes	(7,223)	(7,570)	(14,313)	(11,276)
Income from continuing operations	31,588	1,303	59,034	18,711
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(11,187)	3,294	(21,271)	411
Benefit from income taxes	2,748	823	5,225	550
(Loss) income from discontinued operations	(8,439)	4,117	(16,046)	961
Net income	23,149	5,420	42,988	19,672
Net loss attributable to redeemable noncontrolling interest	166	105	257	214
Net income attributable to Adtalem Global Education	$23,315	$5,525	$43,245	$19,886

Amounts attributable to Adtalem Global Education:
Net income from continuing operations	$31,754	$1,408	$59,291	$18,925
Net (loss) income from discontinued operations	(8,439)	4,117	(16,046)	961
Net income attributable to Adtalem Global Education	$23,315	$5,525	$43,245	$19,886

Earnings (loss) per share attributable to Adtalem Global Education:
Basic:
Continuing operations	$0.61	$0.03	$1.13	$0.35
Discontinued operations	$(0.16)	$0.08	$(0.31)	$0.02
Net	$0.45	$0.10	$0.83	$0.36
Diluted:
Continuing operations	$0.61	$0.03	$1.13	$0.34
Discontinued operations	$(0.16)	$0.08	$(0.30)	$0.02
Net	$0.44	$0.10	$0.82	$0.36

Weighted-average shares outstanding:
Basic shares	52,251	53,890	52,358	54,691
Diluted shares	52,441	54,280	52,622	55,192

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income	$23,149	$5,420	$42,988	$19,672
Other comprehensive income (loss), net of tax
Gain (loss) on foreign currency translation adjustments	443	17,624	761	(21,870)
Unrealized gain (loss) on marketable securities	2	(3)	1	42
Unrealized gain on interest rate swap	456	—	582	—
Comprehensive income (loss)	24,050	23,041	44,332	(2,156)
Comprehensive loss attributable to redeemable noncontrolling interest	166	131	257	315
Comprehensive income (loss) attributable to Adtalem Global Education	$24,216	$23,172	$44,589	$(1,841)

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2020	2019
Operating activities:
Net income	$42,988	$19,672
Loss (income) from discontinued operations	16,046	(961)
Income from continuing operations	59,034	18,711
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	7,652	8,547
Amortization and adjustments to operating lease assets	27,057	21,309
Depreciation	18,325	17,224
Amortization of intangible assets	5,037	5,110
Amortization of deferred debt issuance costs	828	783
Provision for bad debts	5,377	11,436
Deferred income taxes	(583)	2,067
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	1,593	1,100
Realized and unrealized gain on investments	(1,524)	(442)
Realized gain on sale of assets	—	(4,779)
Unrealized loss on derivative	—	28,006
Changes in assets and liabilities:
Accounts receivable	(6,698)	(14,779)
Prepaid expenses and other current assets	5,517	(19,445)
Accounts payable	2,701	(20,906)
Accrued payroll and benefits	(9,832)	(7,576)
Accrued liabilities	1,758	(916)
Deferred revenue	5,811	(44,531)
Operating lease liabilities	(24,962)	(27,549)
Other assets and liabilities	(11,805)	2,390
Net cash provided by (used in) operating activities-continuing operations	85,286	(24,240)
Net cash (used in) provided by operating activities-discontinued operations	(21,893)	10,566
Net cash provided by (used in) operating activities	63,393	(13,674)
Investing activities:
Capital expenditures	(24,175)	(20,311)
Proceeds from sales of marketable securities	1,565	702
Purchases of marketable securities	(1,613)	(753)
Proceeds from sale of assets	—	6,421
Cash received on purchase price adjustment	—	92
Net cash used in investing activities-continuing operations	(24,223)	(13,849)
Net cash used in investing activities-discontinued operations	—	(2,585)
Net cash used in investing activities	(24,223)	(16,434)
Financing activities:
Proceeds from exercise of stock options	56	2,028
Employee taxes paid on withholding shares	(4,073)	(5,232)
Proceeds from stock issued under Colleague Stock Purchase Plan	83	—
Repurchases of common stock for treasury	(44,963)	(100,019)
Borrowings under credit facility	—	160,000
Repayments under credit facility	(1,500)	(146,500)
Proceeds from down payment on seller loan	—	5,200
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(6,247)
Payment of debt issuance costs	(1,722)	—
Net cash used in financing activities-continuing operations	(52,119)	(90,770)
Net cash used in financing activities-discontinued operations	—	(1,765)
Net cash used in financing activities	(52,119)	(92,535)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	565	(3,037)
Net decrease in cash, cash equivalents and restricted cash	(12,384)	(125,680)
Cash, cash equivalents and restricted cash at beginning of period	501,105	300,467
Cash, cash equivalents and restricted cash at end of period	488,721	174,787
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	104,040
Cash, cash equivalents and restricted cash at end of period	$488,721	$70,747

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
September 30, 2019	$805	$492,151	$2,027,263	$(176,739)	$(1,016,287)	$1,327,193
Net income attributable to Adtalem Global Education			5,525			5,525
Other comprehensive income, net of tax				17,621		17,621
Stock-based compensation		3,369				3,369
Net activity from stock-based compensation awards	1	1,154			(187)	968
Repurchases of common shares for treasury					(59,764)	(59,764)
December 31, 2019	$806	$496,674	$2,032,788	$(159,118)	$(1,076,238)	$1,294,912

September 30, 2020	$810	$508,487	$1,947,498	$(8,612)	$(1,117,212)	$1,330,971
Net income attributable to Adtalem Global Education			23,315			23,315
Other comprehensive income, net of tax				901		901
Stock-based compensation		3,648				3,648
Net activity from stock-based compensation awards	—	—			(152)	(152)
Proceeds from stock issued under Colleague Stock Purchase Plan		(33)			92	59
Repurchases of common shares for treasury					(44,963)	(44,963)
December 31, 2020	$810	$512,102	$1,970,813	$(7,711)	$(1,162,235)	$1,313,779

June 30, 2019	$801	$486,061	$2,012,902	$(137,290)	$(970,944)	$1,391,530
Net income attributable to Adtalem Global Education			19,886			19,886
Other comprehensive loss, net of tax				(21,828)		(21,828)
Stock-based compensation		8,594				8,594
Net activity from stock-based compensation awards	5	2,019			(5,275)	(3,251)
Repurchases of common shares for treasury					(100,019)	(100,019)
December 31, 2019	$806	$496,674	$2,032,788	$(159,118)	$(1,076,238)	$1,294,912

June 30, 2020	$807	$504,434	$1,927,568	$(9,055)	$(1,113,333)	$1,310,421
Net income attributable to Adtalem Global Education			43,245			43,245
Other comprehensive income, net of tax				1,344		1,344
Stock-based compensation		7,657				7,657
Net activity from stock-based compensation awards	3	53			(4,073)	(4,017)
Proceeds from stock issued under Colleague Stock Purchase Plan		(42)			134	92
Repurchases of common shares for treasury					(44,963)	(44,963)
December 31, 2020	$810	$512,102	$1,970,813	$(7,711)	$(1,162,235)	$1,313,779

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

On September 11, 2020, Adtalem entered into a Membership Interest Purchase Agreement (the “Agreement”) with Laureate Education, Inc., a Delaware public benefit corporation (“Seller”), pursuant to which Adtalem has agreed to acquire from Seller all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company (together with e-Learning, “Walden”), in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Agreement (the “Acquisition”). Walden owns and operates Walden University, an online for-profit university headquartered in Minneapolis, Minnesota. The Board of Directors of Adtalem (the “Board”) has unanimously approved the Acquisition. The closing of the Acquisition is expected to occur in mid-calendar year 2021 and is subject to certain closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission (the “HLC”) and required antitrust approvals.

Also on September 11, 2020, to provide future funding for the Acquisition, Adtalem entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), Barclays Bank PLC (“Barclays”), Credit Suisse AG, Cayman Islands Branch (“CS”) and Credit Suisse Loan Funding LLC (“CSLF” and, together with CS and their respective affiliates, “Credit Suisse”), and MUFG Bank, Ltd. (together with MSSF, Barclays and Credit Suisse, the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide to Adtalem (i)(A) a senior secured term loan facility in an aggregate principal amount of $1 billion (the “Term Facility”) and (B) a senior secured revolving loan facility in an aggregate commitment amount of $400 million (the “Revolving Facility”) and (ii) to the extent one or more series of senior secured notes pursuant to a Rule 144A offering or other private placement in an aggregate principal amount of $650 million are not issued (in escrow or otherwise) prior to the consummation of the Acquisition, a senior secured bridge term loan credit facility in an aggregate principal amount of up to $650 million (together with the Term Facility and the Revolving Facility, the “Facilities”). The proceeds of the Facilities will be used, among other things, to finance the Acquisition, refinance Adtalem’s existing credit agreement, pay fees and expenses related to the Acquisition, and in the case of the Revolving Facility, to finance ongoing working capital and general corporate purposes. The commitments under the Commitment Letter are subject to customary closing conditions. Acquisition and integration costs incurred for this transaction during the three and six months ended December 31, 2020 were $11.1 million and $24.5 million, respectively.

On September 16, 2020, Laureate Education, Inc. (“Laureate”) advised Adtalem that Walden University had received a letter from the U.S. Department of Justice (the “DOJ”) indicating that the DOJ, along with several other government agencies, is conducting an investigation into allegations that Walden University may have violated the federal False Claims Act by misrepresenting its compliance with provisions of its Program Participation Agreement with the U.S. Department of Education relating, generally, to potential false representations to the Commission on Collegiate Nursing Education and false advertising to students about (1) the content and cost of Walden’s Masters of Science in Nursing program, or (2) the availability of clinical site placements required for mandatory practicum courses for such program (collectively, the “DOJ Investigation”). Subsequently, Walden disclosed the DOJ Investigation to the HLC. On October 13, 2020, Laureate advised Adtalem that Walden University had received a letter from the HLC notifying Walden University that the HLC seeks to assign a public Governmental Investigation designation to Walden University. On November 9, 2020, the HLC assigned the designation of “Under Governmental Investigation” to Walden University, which will remain in place until the President of the HLC determines the institution has resolved the issues that led to the designation.

Pursuant to its access rights under the terms of the Agreement, Adtalem is continuing to conduct its own investigation of the matters addressed in the DOJ and HLC correspondence, including reviewing relevant documents and other information and interviewing relevant Laureate and/or Walden University personnel. As a condition to closing the Acquisition, certain designated regulatory authorities, including the HLC, must consent to the Acquisition. Pursuant to Section 5.05(a) of the Agreement, the parties are required to cooperate and use reasonable best efforts to obtain those designated pre-closing consents from, among others, the HLC. Consistent with the HLC’s policies and procedures, a Governmental Investigation designation by the HLC could delay or prevent the HLC’s approval of a substantive change application to approve the proposed Acquisition. We continue to evaluate these regulatory developments and the potential impact, if any, on our planned Acquisition.

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

3. Discontinued Operations and Assets Held for Sale

On December 4, 2018, Adtalem completed the sale of Carrington to San Joaquin Valley College, Inc. (“SJVC”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, Carrington is presented in Adtalem’s financial reporting as a discontinued operation. Adtalem has retained certain leases associated with the Carrington operations. Adtalem remains the primary lessee on these leases and subleases to Carrington. Adtalem records the proceeds from these subleases as an offset to operating costs. Adtalem also assigned certain leases to Carrington but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $11.3 million on the sale of Carrington and transferred $9.9 million of cash and restricted cash balances to Carrington in fiscal year 2019, subject to post-closing adjustments to be completed in fiscal year 2021.

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. Based on the terms of the Note, DeVry University may make prepayments and may be required to make prepayments on the Note. The Note is recorded within other assets, net on the Consolidated Balance Sheets as of December 31, 2020, June 30, 2020, and December 31, 2019, respectively, except for $5.1 million recorded within prepaid expenses and other current assets as of December 31, 2020 because that amount is due within one year. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option with the exception of one lease which expires December 2023. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $22.3 million on the sale of DeVry University and transferred $40.2 million of cash and restricted cash balances to DeVry University in fiscal year 2019.

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”), pursuant to the Stock Purchase Agreement dated October 18, 2019. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, Adtalem Brazil is presented in Adtalem’s financial reporting as a discontinued operation. Pursuant to the terms and subject to the conditions set forth in the purchase agreement, Adtalem sold the issued and outstanding shares of Adtalem Brasil Holding S.A. (a/k/a Adtalem Brazil) to the Purchaser for R$1,920 million, subject to certain post-closing adjustments pursuant to the purchase agreement. Adtalem received $345.9 million in sale proceeds and $56.0 million of Adtalem Brazil cash, for a combined $401.9 million upon the sale. Adtalem Brazil cash balance on the sale date was $88.4 million, resulting in $313.5 million of cash proceeds, net of this cash transferred. In addition, Adtalem received $110.7 million from the settlement of a deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil to economically hedge the Brazilian Real sales price through the mitigation of the currency exchange rate risk. Adtalem recorded this settlement as a pre-tax gain on the hedge of $110.7 million in fiscal year 2020. The hedge agreement had a total notional amount of R$2,154 million. The derivative associated with the hedge agreement did not qualify for hedge accounting treatment under ASC 815, and as a result, all changes in fair value were recorded within the income statement. Adtalem recorded a pre-tax unrealized loss on the hedge agreement derivative based on a foreign exchange forward spot rate as of December 31, 2019 of $28.0 million in the second quarter of fiscal year 2020 (see Note 17 “Fair Value Measurements” for additional information) and is included within accrued liabilities on the December 31, 2019 Consolidated Balance Sheet.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale as of December 31, 2019, which includes only Adtalem Brazil balances as Carrington and DeVry University were sold prior to that date (in thousands):

December 31,
2019
Assets:
Current assets:
Cash and cash equivalents	$104,040
Accounts receivable, net	60,494
Prepaid expenses and other current assets	6,750
Total current assets held for sale	171,284
Noncurrent assets:
Property and equipment, net	74,939
Operating lease assets	72,665
Deferred income taxes	5,346
Intangible assets, net	114,296
Goodwill	179,199
Other assets, net	12,108
Total noncurrent assets held for sale	458,553
Total assets held for sale	$629,837

Liabilities:
Current liabilities:
Accounts payable	$2,936
Accrued payroll and benefits	13,273
Accrued liabilities	6,484
Deferred revenue	3,096
Current operating lease liabilities	10,905
Total current liabilities held for sale	36,694
Noncurrent liabilities:
Long-term operating lease liabilities	62,345
Deferred income taxes	3,929
Other liabilities	16,186
Total noncurrent liabilities held for sale	82,460
Total liabilities held for sale	$119,154

The following is a summary of income statement information of operations reported as discontinued operations, which includes Adtalem Brazil’s, Carrington’s, and DeVry University’s operations through the date of each respective sale (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue	$—	$55,153	$—	$100,805
Operating cost and expense:
Cost of educational services	—	35,717	—	69,665
Student services and administrative expense	11,187	15,706	21,271	30,079
Restructuring expense	—	391	—	426
Total operating cost and expense	11,187	51,814	21,271	100,170
Operating (loss) income	(11,187)	3,339	(21,271)	635
Other income (expense):
Interest and dividend income	—	761	—	1,739
Interest expense	—	(806)	—	(1,963)
Net other expense	—	(45)	—	(224)
(Loss) income from discontinued operations before income taxes	(11,187)	3,294	(21,271)	411
Benefit from income taxes	2,748	823	5,225	550
Net (loss) income from discontinued operations attributable to Adtalem	$(8,439)	$4,117	$(16,046)	$961

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

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended December 31, 2020
	Medical and Healthcare	Financial Services	Consolidated
Higher education	$234,144	$—	$234,144
Test preparation/certifications	—	31,900	31,900
Conferences/seminars	—	8,178	8,178
Memberships/subscriptions	—	7,798	7,798
Other	252	839	1,091
Total	$234,396	$48,715	$283,111

	Six Months Ended December 31, 2020
	Medical and Healthcare	Financial Services	Consolidated
Higher education	$452,433	$—	$452,433
Test preparation/certifications	—	59,176	59,176
Conferences/seminars	—	21,547	21,547
Memberships/subscriptions	—	15,793	15,793
Other	789	1,614	2,403
Total	$453,222	$98,130	$551,352

	Three Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Consolidated
Higher education	$214,153	$—	$214,153
Test preparation/certifications	—	26,938	26,938
Conferences/seminars	—	13,742	13,742
Memberships/subscriptions	—	5,055	5,055
Other	6,027	257	6,284
Total	$220,180	$45,992	$266,172

	Six Months Ended December 31, 2019
	Medical and Healthcare	Financial Services	Consolidated
Higher education	$415,606	$—	$415,606
Test preparation/certifications	—	51,909	51,909
Conferences/seminars	—	30,814	30,814
Memberships/subscriptions	—	9,922	9,922
Other	12,061	473	12,534
Total	$427,667	$93,118	$520,785

In addition, see Note 19 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Higher education: Higher education revenue consists of tuition, fees, books, and other educational products. The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these books and other educational products on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor. The associated revenue was not significant for the three and six months ended December 31, 2020 and 2019.

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

Revenue of $84.0 million was recognized during the first six months of fiscal year 2021 that was included in the deferred revenue balance at the beginning of fiscal year 2021. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, and increases from payments received related to academic terms commencing after the end of the reporting period. Deferred revenue on the Consolidated Balance Sheet as of December 31, 2020 includes $35.5 million of federal financial aid funds that was received in December, primarily at the medical and veterinary schools, which are normally received by these institutions during the first week of January.

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

5. Restructuring Charges

During the second quarter and first six months of fiscal year 2021, Adtalem recorded restructuring charges primarily related to Adtalem’s home office and ACAMS real estate consolidations. During the second quarter and first six months of fiscal year 2020, Adtalem recorded restructuring charges primarily related to the sale of Becker’s courses for healthcare students and Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 19 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended December 31, 2020			Six Months Ended December 31, 2020
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Financial Services	$—	$—	$—	$1,415	$—	$1,415
Home Office and Other	1,165	—	1,165	3,483	490	3,973
Total	$1,165	$—	$1,165	$4,898	$490	$5,388

	Three Months Ended December 31, 2019			Six Months Ended December 31, 2019
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$192	$225	$417	$319	$225	$544
Financial Services	1,172	(35)	1,137	2,862	254	3,116
Home Office and Other	401	—	401	4,523	302	4,825
Total	$1,765	$190	$1,955	$7,704	$781	$8,485

The following table summarizes the separation and restructuring plan activity for the fiscal years 2020 and 2021, for which cash payments are required (in thousands):

Liability balance as of June 30, 2019	$25,083
ASC 842 (leases) adjustment (1)	(25,030)
Liability balance as of July 1, 2019	53
Increase in liability (separation and other charges)	4,955
Reduction in liability (payments and adjustments)	(3,573)
Liability balance as of June 30, 2020	1,435
Increase in liability (separation and other charges)	490
Reduction in liability (payments and adjustments)	(1,708)
Liability balance as of December 31, 2020	$217

(1) Reflects amounts reclassified out of the opening balance of restructuring reserve accruals as of June 30, 2019 to operating lease assets that was recorded with the adoption of ASC 842.

The liability balance of $0.2 million is recorded as accrued liabilities on the Consolidated Balance Sheet as of December 31, 2020. This liability balance represents costs for employees who have either not yet separated from Adtalem or for whom full severance has not yet been paid. All of these remaining costs are expected to be paid within the next 12 months. We have completed our current restructuring plans. However, we continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities. Management may institute future restructuring plans.

6. Income Taxes

Our effective income tax rates from continuing operations were 18.6% and 19.5% in the three and six months ended December 31, 2020, respectively, and 85.3% and 37.6% in the three and six months ended December 31, 2019, respectively. The effective tax rates in fiscal years 2021 and 2020 reflect the U.S. federal tax rate of 21% adjusted for state and local taxes, foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, in the second quarter of fiscal year 2020, we were unable to record a tax benefit on a pre-tax unrealized loss of $28.0 million from a derivative contract related to the deal-contingent hedge agreement on the Adtalem Brazil sale completed on April 24, 2020 (see Note 3 “Discontinued Operations and Assets Held for Sale” for additional information).

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Adtalem has elected not to defer the employees’ portion of payroll tax. Management is currently evaluating the other provisions of the Appropriations Act, but at present time does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

7. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and stock awards not included in the computation of diluted earnings per share when their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$31,754	$1,408	$59,291	$18,925
Discontinued operations	(8,439)	4,117	(16,046)	961
Net	$23,315	$5,525	$43,245	$19,886

Denominator:
Weighted-average shares outstanding	51,654	53,412	51,809	54,215
Unvested participating RSUs	597	478	549	476
Weighted-average basic shares outstanding	52,251	53,890	52,358	54,691
Effect of dilutive stock awards	190	390	264	501
Weighted-average diluted shares outstanding	52,441	54,280	52,622	55,192

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$0.61	$0.03	$1.13	$0.35
Discontinued operations	$(0.16)	$0.08	$(0.31)	$0.02
Net	$0.45	$0.10	$0.83	$0.36
Diluted:
Continuing operations	$0.61	$0.03	$1.13	$0.34
Discontinued operations	$(0.16)	$0.08	$(0.30)	$0.02
Net	$0.44	$0.10	$0.82	$0.36

Weighted-average anti-dilutive stock awards	1,168	1,025	1,059	910

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

The classification of our accounts receivable balances was as follows (in thousands):

	December 31, 2020
	Gross	Allowance	Net
Trade receivables, current	$99,811	$(11,298)	$88,513
Financing receivables, current	6,830	(4,292)	2,538
Accounts receivable, current	$106,641	$(15,590)	$91,051

Financing receivables, current	$6,830	$(4,292)	$2,538
Financing receivables, noncurrent	41,165	(13,063)	28,102
Total financing receivables	$47,995	$(17,355)	$30,640

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

The credit quality analysis of financing receivables as of December 31, 2020 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$767	$444	$589	$909	$342	$23	$3,074
31-60 days past due	631	500	97	123	183	29	1,563
61-90 days past due	261	417	69	195	245	—	1,187
Greater than 90 days past due	7,635	2,367	2,200	1,027	506	—	13,735
Total past due	9,294	3,728	2,955	2,254	1,276	52	19,559
Current	11,824	5,389	3,891	4,205	2,271	856	28,436
Financing receivables, gross	$21,118	$9,117	$6,846	$6,459	$3,547	$908	$47,995

The following table includes our financing receivables credit risk profile disclosures for prior periods before we adopted ASC 326 on July 1, 2020 (in thousands):

				Over			Total
	1-30 Days	31-60 Days	61-90 Days	90 Days	Total		Financing
	Past Due	Past Due	Past Due	Past Due	Past Due	Current	Receivables
Financing receivables:
June 30, 2020	$7,192	$1,755	$1,547	$13,782	$24,276	$25,749	$50,025
December 31, 2019	$3,226	$1,601	$566	$13,407	$18,800	$31,415	$50,215

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

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended December 31, 2020			Six Months Ended December 31, 2020
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$10,634	$16,815	$27,449	$10,825	$15,690	$26,515
Write-offs	(1,143)	(1,597)	(2,740)	(1,902)	(1,853)	(3,755)
Recoveries	205	85	290	391	125	516
Provision for credit losses	1,602	2,052	3,654	1,984	3,393	5,377
Ending balance	$11,298	$17,355	$28,653	$11,298	$17,355	$28,653

	Three Months Ended December 31, 2019			Six Months Ended December 31, 2019
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$9,231	$9,578	$18,809	$8,243	$6,289	$14,532
Write-offs	(1,306)	(45)	(1,351)	(2,904)	(71)	(2,975)
Recoveries	181	4	185	504	28	532
Provision for credit losses	1,546	4,336	5,882	3,809	7,627	11,436
Ending balance	$9,652	$13,873	$23,525	$9,652	$13,873	$23,525

Allowance for bad debts on short-term and long-term receivables as of December 31, 2020, June 30, 2020, and December 31, 2019 were $28.7 million, $26.5 million, and $23.5 million, respectively. The increase in the reserve from the year-ago period is driven by an increase in our overall historical loss rates, primarily related to the credit extension programs at the medical and veterinary schools.

Accounts receivable, net decreased with an offsetting increase in other assets, net on the Consolidated Balance Sheet as of December 31, 2020 compared to the prior periods presented primarily due to a correction in the methodology on how we classify financing receivable balances between current and noncurrent assets.

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The DeVry University loan receivable is included on the Consolidated Balance Sheet in other assets, net as of each of December 31, 2020, June 30, 2020, and December 31, 2019, respectively, except for $5.1 million within prepaid expenses and other current assets as of December 31, 2020, and is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable included in other assets, net on the Consolidated Balance Sheet as of December 31, 2020, June 30, 2020, and December 31, 2019 is $42.0 million, $41.4 million, and $40.8 million, respectively, and was originally determined by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

9. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,	December 31,
	2020	2020	2019
Land	$44,229	$43,246	$41,480
Building	317,064	313,068	311,185
Equipment	261,722	248,359	239,417
Construction in progress	16,636	12,449	12,936
Property and equipment, gross	639,651	617,122	605,018
Accumulated depreciation	(349,415)	(331,020)	(323,043)
Property and equipment, net	$290,236	$286,102	$281,975

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

10. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through June 2032, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes options to terminate or extend when it is reasonably certain that the option will be exercised. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have not entered into any financing leases.

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

As of December 31, 2020, we entered into one additional operating lease that has not yet commenced. The operating lease will commence during the first quarter of fiscal year 2022, has an 11-year lease term, and will result in an additional lease asset and lease liability of approximately $21.3 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating lease cost	$13,964	$15,305	$26,744	$29,008
Sublease income	(4,035)	(5,060)	(8,376)	(10,186)
Total lease cost	$9,929	$10,245	$18,368	$18,822

Maturities of lease liabilities by fiscal year as of December 31, 2020 were as follows (in thousands):

Operating
Fiscal Year	Leases
2021 (remaining)	$32,576
2022	64,076
2023	54,260
2024	40,604
2025	30,818
Thereafter	70,929
Total lease payments	293,263
Less: imputed interest	(45,473)
Present value of lease liabilities	$247,790

Lease term and discount rate were as follows:

December 31,
2020
Weighted-average remaining operating lease term (years)	5.8
Weighted-average operating lease discount rate	5.6%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$11,472	$12,055	$22,899	$24,017
Operating lease assets obtained in exchange for operating lease liabilities	$18,548	$787	$45,076	$5,655

Adtalem maintains agreements to lease either a portion or the full space of three facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 20 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals. Future minimum lease and sublease rental income under these agreements as of December 31, 2020, were as follows (in thousands):

Fiscal Year	Amount
2021 (remaining)	$9,344
2022	17,311
2023	16,078
2024	10,261
2025	5,121
Thereafter	2,038
Total lease and sublease rental income	$60,153

11. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	December 31,	June 30,	December 31,
Reporting Unit	2020	2020	2019
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Financial Services	376,347	376,004	376,595
Total	$686,557	$686,214	$686,805

The table below summarizes goodwill balances by reportable segment (in thousands):

	December 31,	June 30,	December 31,
Reportable Segment	2020	2020	2019
Medical and Healthcare	$310,210	$310,210	$310,210
Financial Services	376,347	376,004	376,595
Total	$686,557	$686,214	$686,805

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

	Medical and	Financial
	Healthcare	Services	Total
June 30, 2019	$310,210	$377,046	$687,256
Purchase accounting adjustments	—	(92)	(92)
Foreign exchange rate changes	—	(359)	(359)
December 31, 2019	310,210	376,595	686,805
Foreign exchange rate changes	—	(591)	(591)
June 30, 2020	310,210	376,004	686,214
Foreign exchange rate changes	—	343	343
December 31, 2020	$310,210	$376,347	$686,557

The change in the Financial Services segment goodwill balance from June 30, 2020 is the result of a change in the foreign currency exchange rates on the EduPristine goodwill balance recorded in the Indian Rupee compared to the U.S. dollar.

Intangible assets consisted of the following (in thousands):

	December 31, 2020
	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amortization Period
Amortizable intangible assets:
Customer relationships	$68,900	$(24,444)	10 Years
Curriculum/software	11,600	(3,061)	6 Years
Course delivery technology	6,700	(2,122)	5 Years
Total	$87,200	$(29,627)
Indefinite-lived intangible assets:
Trade names	$95,705
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,945

	June 30, 2020
	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$68,900	$(21,044)
Curriculum/software	11,600	(2,094)
Course delivery technology	7,200	(1,952)
Total	$87,700	$(25,090)
Indefinite-lived intangible assets:
Trade names	$95,664
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,904

	December 31, 2019
	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$68,900	$(17,591)
Curriculum/software	11,600	(1,128)
Course delivery technology	7,200	(1,219)
Total	$87,700	$(19,938)
Indefinite-lived intangible assets:
Trade names	$95,734
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,974

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	December 31,	June 30,	December 31,
Reportable Segment	2020	2020	2019
Medical and Healthcare	$137,500	$137,500	$137,500
Financial Services	87,445	87,404	87,474
Total	$224,945	$224,904	$224,974

Amortization expense for amortized intangible assets was $2.5 million and $5.0 million in the three and six months ended December 31, 2020, respectively, and $2.6 million and $5.1 million in the three and six months ended December 31, 2019, respectively. Estimated intangible asset amortization expense is as follows (in thousands):

Financial
Fiscal Year	Services
2021 (remaining)	$5,036
2022	9,943
2023	9,792
2024	9,509
2025	7,933
Thereafter	15,360
Total	$57,573

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

Adtalem has four reporting units that contained goodwill as of the second quarter of fiscal year 2021. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units, as of December 31, 2020, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of the second quarter of fiscal year 2021. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of December 31, 2020.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2020, and that no interim events or deviations from planned operating results occurred as of December 31, 2020 that would cause management to reassess these conclusions. Although the COVID-19 pandemic is expected to have a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets, at this time none of the effects are considered significant enough to create a triggering event. The effects are currently projected to be short-term and would not significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate, the revenue and operating results could also deteriorate to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments.

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

12. Debt

Long-term debt consisted of the following senior secured credit facility (in thousands):

	December 31,	June 30,	December 31,
	2020	2020	2019
Total debt:
Term B Loan	$292,500	$294,000	$295,500
Revolver	—	—	125,000
Total principal payments due	292,500	294,000	420,500
Deferred debt issuance costs	(5,369)	(4,885)	(5,395)
Total amount outstanding	287,131	289,115	415,105
Less current portion:
Term B Loan	(3,000)	(3,000)	(3,000)
Noncurrent portion	$284,131	$286,115	$412,105

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2021 (remaining)	$1,500
2022	3,000
2023	3,000
2024	3,000
2025	282,000
Total	$292,500

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

On December 4, 2020, Adtalem entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment provides for, among other things, certain amendments to the Credit Agreement (i) to permit the issuance of up to $1 billion in debt securities by a newly formed wholly-owned “escrow” subsidiary of Adtalem, the proceeds of which issuance, if any, are expected to be held in escrow and used to finance a portion of the Acquisition and to pay transaction fees and expenses related thereto and (ii) to extend the time period Adtalem has to reinvest proceeds from the disposition of certain Brazilian assets of the Company before the Company is required to prepay the term loans under the Credit Agreement with such proceeds. The Acquisition would satisfy this reinvestment requirement.

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

Term B Loan

For Eurocurrency rate loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan amortizes in equal quarterly installments of $750,000, with the balance due at maturity on April 13, 2025. As of December 31, 2020, June 30, 2020, and December 31, 2019, the interest rate for borrowings under the Term B Loan facility was 3.15%, 3.18%, and 4.80%, respectively, which approximated the effective interest rate.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap will terminate on February 28, 2025. The Swap does not specify a replacement rate for LIBOR. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts, and evaluating the need for an amendment to the Swap to accommodate a replacement rate.

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

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate, plus an applicable rate based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. As of December 31, 2019, borrowings under the Revolver were $125 million with a weighted-average interest rate of 3.87%. There were no outstanding borrowings under the Revolver as of each of December 31, 2020 and June 30, 2020.

Adtalem had a letter of credit outstanding of $68.4 million as of each of December 31, 2020, June 30, 2020, and December 31, 2019. This letter of credit was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and requires the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. As of December 31, 2020, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% as of December 31, 2020, of the undrawn portion of the Revolver. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $231.6 million as of December 31, 2020. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Debt Issuance Costs

Adtalem incurred $9.9 million in fees that were capitalized in relation to the Credit Agreement, $7.1 million of which was related to the Term B Loan facility and $2.7 million of which was related to the Revolver facility. On December 4, 2020, Adtalem entered into Amendment No. 1 to the Credit Agreement and incurred an additional $1.7 million in fees that were capitalized in relation to the Credit Agreement, $1.0 million of which was related to the Term B Loan facility and $0.7 million of which was related to the Revolver facility. The deferred debt issuance costs related to the Term B Loan are presented as a direct deduction from the face amount of the debt, while the deferred debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The deferred debt issuance costs amortization is recorded in interest expense in the Consolidated Statements of Income. The following table summarizes the total deferred debt issuance costs for the Term B Loan and Revolver, which are being amortized over seven years and five years, respectively (in thousands):

	Term B Loan	Revolver	Total
Deferred debt issuance costs as of June 30, 2020	$4,885	$1,516	$6,401
Deferred debt issuance costs for Credit Agreement	1,015	707	1,722
Amortization of deferred debt issuance costs	(531)	(297)	(828)
Deferred debt issuance costs as of December 31, 2020	$5,369	$1,926	$7,295

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. Adtalem has not paid a dividend since December 2016. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of December 31, 2020.

The Term B Loan requires mandatory prepayments equal to a percentage of excess cash flow or equal to the net cash proceeds in excess of $50 million from a disposition which is not reinvested in assets within one-year from the date of disposition, among other mandatory prepayment terms (see the Credit Agreement, as filed under Form 8-K dated April 13, 2018, for additional information and term definitions). No mandatory prepayments have been required or made since the execution of the Credit Agreement. On December 4, 2020, Adtalem entered into the Amendment of the Credit Agreement, which extended the time period Adtalem has to reinvest proceeds from the disposition of certain Brazilian assets of Adtalem until March 25, 2022 before Adtalem is required to prepay the term loans under the Credit Agreement with such proceeds. The Acquisition would satisfy this reinvestment requirement.

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

In addition, Adtalem maintains a 71% ownership interest in EduPristine with the remaining 29% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm, as of December 31, 2020. Beginning on March 26, 2020, Adtalem has had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen has had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen will have the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem.

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

The following is a reconciliation of the redeemable noncontrolling interest balance (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Balance at beginning of period	$2,761	$3,187	$2,852	$9,543
Net loss attributable to redeemable noncontrolling interest	(166)	(105)	(257)	(214)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	—	—	(6,247)
Balance at end of period	$2,595	$3,082	$2,595	$3,082

14. Share Repurchases

On November 8, 2018, we announced that the Board authorized Adtalem’s current share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The current share repurchase program commenced in January 2019. Adtalem made share repurchases under the current repurchase program as follows (in thousands, except shares and per share data):

	Three Months Ended		Six Months Ended		Life-to-Date
	December 31,		December 31,		Current Share
	2020	2019	2020	2019	Repurchase Program
Total number of share repurchases	1,473,863	1,755,160	1,473,863	2,673,967	7,857,294
Total cost of share repurchases	$44,963	$59,764	$44,963	$100,019	$299,732
Average price paid per share	$30.51	$34.05	$30.51	$37.40	$38.15

On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. As of December 31, 2020, $300.3 million of authorized share repurchases were remaining under the current and twelfth share repurchase programs. Repurchases under the current program were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its current program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Foreign currency translation adjustments
Beginning balance	$(1,065)	$(176,883)	$(1,383)	$(137,389)
Gain (loss) on foreign currency translation	443	17,624	761	(21,870)
Ending balance	$(622)	$(159,259)	$(622)	$(159,259)

Marketable securities
Beginning balance, gross	$240	$190	$242	$131
Beginning balance, tax effect	(58)	(46)	(59)	(32)
Beginning balance, net of tax	182	144	183	99
Unrealized gain (loss) on marketable securities	3	(4)	2	55
Tax effect	(1)	1	(1)	(13)
Ending balance	$184	$141	$184	$141

Interest rate swap
Beginning balance, gross	$(10,232)	$—	$(10,399)	$—
Beginning balance, tax effect	2,503	—	2,544	—
Beginning balance, net of tax	(7,729)	—	(7,855)	—
Unrealized gain on interest rate swap	603	—	770	—
Tax effect	(147)	—	(188)	—
Ending balance	$(7,273)	$—	$(7,273)	$—

Total ending balance at December 31	$(7,711)	$(159,118)	$(7,711)	$(159,118)

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

As of December 31, 2020, 3,587,986 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the six months ended December 31, 2020:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2020	1,439,630	$31.95
Granted	281,075	32.03
Exercised	(5,450)	23.30
Forfeited	—	—
Expired	(35,050)	41.84
Outstanding as of December 31, 2020	1,680,205	31.81	6.60	$7,686
Exercisable as of December 31, 2020	1,025,387	$29.03	5.42	$7,137

The total intrinsic value of options exercised for the six months ended December 31, 2020 and 2019 was $0.1 million and $0.9 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2021 and 2020 was $12.23 and $16.98, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

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

During the first six months of fiscal year 2021, Adtalem granted 564,900 RSUs to selected employees and directors. Of these, 191,850 were performance-based RSUs and 373,050 were non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation, and amortization, calculated on a non-GAAP basis. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three, or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem, or upon retirement. During the restriction period, the recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the six months ended December 31, 2020:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2020	767,973	$39.42
Granted	564,900	30.62
Vested	(361,728)	34.92
Forfeited	(24,630)	38.88
Outstanding as of December 31, 2020	946,515	$35.90

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2021 and 2020 were $30.62 and $42.66, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Cost of educational services	$345	$312	$738	$767
Student services and administrative expense	3,303	3,012	6,914	7,780
	3,648	3,324	7,652	8,547
Income tax benefit	(641)	(713)	(1,167)	(3,246)
Net stock-based compensation expense	$3,007	$2,611	$6,485	$5,301

As of December 31, 2020, $29.6 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of options and RSUs vested during the six months ended December 31, 2020 and 2019 was approximately $16.9 million and $13.3 million, respectively.

There was no capitalized stock-based compensation cost as of each of December 31, 2020, June 30, 2020, and December 31, 2019.

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

The fair value of the credit extension programs, which approximates its carrying value, included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of December 31, 2020, June 30, 2020, and December 31, 2019 of $30.6 million, $34.3 million, and $36.3 million, respectively, is estimated by discounting the future cash flows using current rates for similar arrangements and is classified as Level 2. See Note 8 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The fair value of the DeVry University loan receivable approximates its carrying value of $10.0 million for each reporting date. The carrying value is included on the Consolidated Balance Sheet in other assets, net as of each of December 31, 2020, June 30, 2020, and December 31, 2019, respectively, except for $5.1 million within prepaid expenses and other current assets as of December 31, 2020. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum and is classified as Level 2.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, included in other assets, net on the Consolidated Balance Sheet as of December 31, 2020, June 30, 2020, and December 31, 2019 is $42.0 million, $41.4 million, and $40.8 million, respectively. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

As of December 31, 2020, June 30, 2020, and December 31, 2019, borrowings under our Credit Facility were $292.5 million, $294.0 million, and $420.5 million, respectively. The carrying value of our long-term debt approximates fair value because the interest rates on these borrowings approximated the effective interest rate and is classified as Level 2. See Note 12 “Debt” for additional information on the Credit Facility.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to fully mitigate risks associated with the variable interest rate on our Term B Loan debt with an effective date of March 31, 2020. The fair value of our Swap is based in part on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the Swap, taking into consideration current and projected future interest rates as well as the creditworthiness of the counterparty, all of which can be validated through readily observable data from external sources, in which case the measurements are classified within Level 2. The fair value of the Swap is represented within other liabilities on the Consolidated Balance Sheet with a balance of $9.6 million and $10.4 million as of December 31, 2020 and June 30, 2020, respectively. See Note 12 “Debt” for additional information on the Swap.

In connection with the sale of Adtalem Brazil completed on April 24, 2020, Adtalem entered into a deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through mitigation of the currency exchange rate risk. The hedge agreement had a total notional amount of R$2,154. Adtalem recorded a pre-tax unrealized loss on the hedge agreement derivative based on a foreign exchange forward spot rate as of December 31, 2019 of $28.0 million in the second quarter of fiscal year 2020 and is included within accrued liabilities on the December 31, 2019 Consolidated Balance Sheet. The fair value of this derivative was calculated using observable market-based inputs to a model to calculate fair value, in which case the measurements are classified within Level 2. These model inputs include foreign exchange forward contract spot rates and contract defined point adjustments and settlement prices.

As of December 31, 2020, June 30, 2020, and December 31, 2019, there were no assets or liabilities measured at fair value using Level 3 inputs.

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

18. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of December 31, 2020, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of December 31, 2020. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against the Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the Court granted plaintiff’s motion for leave to file an amended complaint. Plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. Defendants filed a motion to dismiss plaintiff’s amended complaint on

April 15, 2019 and the Court granted Defendants’ motion on July 29, 2019, with leave to amend. The plaintiff has filed an amended complaint on August 26, 2019. On October 18, 2019, defendants’ moved to dismiss this complaint as it is substantially similar to the one the Court previously dismissed. No hearing on the motion to dismiss is currently scheduled. The Court granted a Motion for Preliminary Approval of Class Action Settlement (the “Settlement”) on May 28, 2020. In conjunction with the Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 30, 2020 and December 31, 2020. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheet as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statement of Income (Loss) for the year ended June 30, 2020. We anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The Court issued an order approving the settlement on October 7, 2020, and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of objector Jose David Valderrama a notice to appeal the Court’s order approving the settlement. On November 5, 2020, objector Richard Peart filed a notice to appeal the Court’s order approving the settlement. Those appeals have been consolidated before the Appellate Court of Illinois, First District. Objector’s brief is currently due to be filed on February 4, 2021. Plaintiffs’ and the Adtalem Parties’ briefs are due to be filed on March 11, 2021, and Objector’s reply brief is due to be filed on March 25, 2021.

On January 25, 2018, the Carlson Law Firm (“Carlson”) filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students in Rangel v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. On May 8, 2018, Carlson filed an amended complaint asserting the same claims which dismissed the claims of 6 students and added claims for 2 other students. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. in Lindberg v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on January 25, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former DeVry University students seeking to join the consolidated lawsuit. The parties re-filed their briefing on the motions to dismiss so that the motion would apply to all three groups of plaintiffs. On April 24, 2019, the Court granted Adtalem’s and DeVry University’s motions to dismiss, with leave to amend. The plaintiffs filed a second amended complaint on June 7, 2019, that dismissed 3 plaintiffs and aggregated the claims of all remaining plaintiffs, now totaling 109, into a single pleading. Defendants moved to dismiss the complaint on July 5, 2019. The motion to dismiss was referred to a magistrate judge. On December 13, 2019, the magistrate judge issued a report and recommendation denying defendants’ motion to dismiss. On January 3, 2020, defendants filed their objections to the report and recommendation on the motion to dismiss, and plaintiffs filed a response to the objections on January 8, 2020. The District Court judge adopted the Magistrate Judge’s report and recommendations on March 12, 2020, and the defendants filed an answer to the complaint on April 10, 2020. In conjunction with the Alvarez v. Adtalem matter referenced below, the parties participated in a mediation on August 4, 2020. On October 14, 2020, through continued negotiations with the mediator, the parties reached a confidential agreement in principal to settle all claims other than for one plaintiff. After finalizing the settlement agreement, the parties filed on December 31, 2020 a joint stipulation of dismissal which dismissed 107 of the 109 plaintiffs. Of the remaining two plaintiffs, one has reached a settlement agreement with defendants in principal and is in the process of executing the necessary settlement documentation. Counsel for plaintiffs moved to withdraw as counsel for the last plaintiff, and on January 4, 2021, the Court granted plaintiffs’ motion to withdraw as counsel.

On April 4, 2019, the Carlson Law Firm sent notice pursuant to California Legal Remedies Act, Civil Code § 1750, of 105 individuals who purportedly have claims against DeVry University and Adtalem based on allegedly deceptive comments made about the benefits of obtaining a DeVry University degree; specifically, that 90% of graduates obtained a job in their chosen field of study within six months of graduation, and that graduates were paid more than graduates of other universities. On July 16, 2019, the Carlson Law Firm filed a lawsuit in the United States District Court for the Northern District of California – San Jose Division against Adtalem and DeVry University on behalf of 102 individual former DeVry University students in Alvarez v. Adtalem and DeVry University, Inc. The plaintiffs contend that defendants misrepresented the benefits of graduating from DeVry University and falsely and misleadingly advertised the employment rate and income rate of their graduates to induce potential students to purchase educational products and services, and to remain students through graduation. The lawsuit seeks exemplary damages, restitution, economic damages, punitive damages, pre- and post-judgment interest, attorneys’ fees and the cost of suit. The plaintiffs brought claims for fraud by misrepresentation, fraud by concealment, negligent misrepresentation, civil theft, violation of the California Consumer Legal Remedies Act, violation of California’s Unfair Competition Law, and violation of California’s False Advertising Law. Defendants filed a motion to dismiss the complaint on October 1, 2019. On December 16, 2019, the Court granted in part and denied in part the motion to dismiss. Defendants filed an answer to the complaint on January 13, 2020. Plaintiffs filed an amended complaint on January 31, 2020, which added 12 additional plaintiffs and dismissed 2 others. Defendants filed an amended answer on March 2, 2020. The parties participated in a court-ordered mediation on August 4, 2020. On October 14, 2020, through continued negotiations with the mediator, the parties reached a confidential agreement in principal to settle all claims other than for three plaintiffs. After finalizing the settlement agreement, the parties filed on December 31, 2020 a joint stipulation of dismissal which dismissed 108 of the 112 plaintiffs. On January 19, 2021, the Court entered an order dismissing with prejudice all the claims for the 108 plaintiffs. Of the remaining four plaintiffs, one has reached a settlement agreement with defendants in principal and is in the process of executing the necessary settlement documentation. On December 9, 2020, counsel for plaintiffs moved to withdraw as counsel for the final three plaintiffs, and the parties are awaiting a ruling from the Court on that motion.

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

On or about April 1, 2019, Adtalem, Chamberlain and DeVry University received similar Civil Investigative Demands (“CID”) from the DOJ. The CIDs were issued pursuant to a False Claims Act inquiry concerning allegations that Adtalem, in particular Chamberlain and Adtalem’s former subsidiary DeVry University, submitted or caused the submission of false claims to the U.S. Department of Defense and U.S. Department of Veteran Affairs for federal funds under the GI Bill Programs and Tuition Assistance Program from 2011 to the date of the CIDs. It is specifically alleged that Chamberlain and DeVry University engaged in unlawful recruitment tactics, and provided incentive payments based directly or indirectly on securing federal financial aid. Adtalem cooperated with this DOJ inquiry and provided documents and other information requested by the DOJ. On February 27, 2020, the DOJ notified the U.S. District Court for the Northern District of Georgia that it would decline to intervene in two qui tam False Claims Act actions filed by former DeVry University employees related to the subject matter of the CIDs. Those actions were unsealed on March 2, 2020. The complaints had been filed by former employees Ashley Vandiver (2017 complaint) and Laura Moriarty (2018 complaint). Both complaints sought damages and relief allowed by law under the False Claims Act, 31 U.S.C. § 3729 et seq. Vandiver’s complaint was filed against Adtalem and DeVry University. Moriarty’s complaint was filed against Adtalem, Chamberlain, DeVry University, and others. In November 2020, Adtalem, DeVry University, and Moriarty reached an agreement to settle the matter and the 2018 complaint was dismissed on November 30, 2020. The 2017 complaint brought by Vandiver is not impacted by the Moriarty settlement. Adtalem, DeVry University and Vandiver are in discussions to resolve the Vandiver matter.

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

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
Medical and Healthcare	$234,396	$220,180	$453,222	$427,667
Financial Services	48,715	45,992	98,130	93,118
Total consolidated revenue	$283,111	$266,172	$551,352	$520,785
Operating income excluding special items:
Medical and Healthcare	$51,290	$41,600	$104,300	$70,227
Financial Services	7,793	5,679	16,480	9,786
Home Office and Other	(6,516)	(5,013)	(13,848)	(10,255)
Total consolidated operating income excluding special items	52,567	42,266	106,932	69,758
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(1,165)	(1,955)	(5,388)	(8,485)
Business acquisition and integration expense	(11,079)	—	(24,515)	—
Gain on sale of assets	—	—	—	4,779
Total consolidated operating income	40,323	40,311	77,029	66,052
Net other expense	(1,512)	(31,438)	(3,682)	(36,065)
Total consolidated income from continuing operations before income taxes	$38,811	$8,873	$73,347	$29,987
Segment assets:
Medical and Healthcare	$987,276	$913,359	$987,276	$913,359
Financial Services	590,045	574,813	590,045	574,813
Home Office and Other	667,343	272,601	667,343	272,601
Discontinued Operations	—	629,837	—	629,837
Total consolidated assets	$2,244,664	$2,390,610	$2,244,664	$2,390,610
Capital expenditures:
Medical and Healthcare	$5,623	$6,367	$14,889	$12,834
Financial Services	2,344	873	4,471	1,412
Home Office and Other	1,765	2,635	4,815	6,065
Total consolidated capital expenditures	$9,732	$9,875	$24,175	$20,311
Depreciation expense:
Medical and Healthcare	$7,690	$7,540	$15,063	$14,771
Financial Services	800	588	1,529	882
Home Office and Other	860	703	1,733	1,571
Total consolidated depreciation expense	$9,350	$8,831	$18,325	$17,224
Intangible asset amortization expense:
Financial Services	$2,519	$2,576	$5,037	$5,110
Total consolidated intangible asset amortization expense	$2,519	$2,576	$5,037	$5,110

Adtalem conducts its educational and financial services operations in the U.S., Barbados, St. Kitts, St. Maarten, India, Europe, China, Canada, and the Middle East. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue from unaffiliated customers:
Domestic operations	$176,911	$160,410	$349,556	$312,445
International operations:
Barbados, St. Kitts, and St. Maarten	92,419	94,705	177,480	185,675
Other	13,781	11,057	24,316	22,665
Total international	106,200	105,762	201,796	208,340
Total consolidated revenue	$283,111	$266,172	$551,352	$520,785
Long-lived assets:
Domestic operations	$215,797	$200,257	$215,797	$200,257
International operations:
Barbados, St. Kitts, and St. Maarten	161,825	162,813	161,825	162,813
Other	1,077	1,755	1,077	1,755
Total international	162,902	164,568	162,902	164,568
Total consolidated long-lived assets	$378,699	$364,825	$378,699	$364,825

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

Available Information

We use our website (www.adtalem.com) as routine channels of distribution of company information, including press releases, presentations, and supplemental information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings, and public conference calls, and webcasts. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. You may also access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The content of the websites mentioned above is not incorporated into and should not be considered a part of this report.

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

On September 11, 2020, Adtalem entered into a Membership Interest Purchase Agreement (the “Agreement”) with Laureate Education, Inc., a Delaware public benefit corporation (“Seller”), pursuant to which Adtalem has agreed to acquire from Seller all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company (together with e-Learning, “Walden”), in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Agreement (the “Acquisition”). Walden owns and operates Walden University, an online for-profit university headquartered in Minneapolis, Minnesota. The Board of Directors of Adtalem (the “Board”) has unanimously approved the Acquisition. The closing of the Acquisition is expected to occur in mid-calendar year 2021 and is subject to certain closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission (the “HLC”) and required antitrust approvals.

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

On September 16, 2020, Laureate Education, Inc. (“Laureate”) advised Adtalem that Walden University had received a letter from the U.S. Department of Justice (the “DOJ”) indicating that the DOJ, along with several other government agencies, is conducting an investigation into allegations that Walden University may have violated the federal False Claims Act by misrepresenting its compliance with provisions of its Program Participation Agreement with the U.S. Department of Education relating, generally, to potential false representations to the Commission on Collegiate Nursing Education and false advertising to students about (1) the content and cost of Walden’s Masters of Science in Nursing program, or (2) the availability of clinical site placements required for mandatory practicum courses for such program (collectively, the “DOJ Investigation”). Subsequently, Walden disclosed the DOJ Investigation to the HLC. On October 13, 2020, Laureate advised Adtalem that Walden University had received a letter from the HLC notifying Walden University that the HLC seeks to assign a public Governmental Investigation designation to Walden University. On November 9, 2020, the HLC assigned the designation of “Under Governmental Investigation” to Walden University, which will remain in place until the President of the HLC determines the institution has resolved the issues that led to the designation.

Pursuant to its access rights under the terms of the Agreement, Adtalem is continuing to conduct its own investigation of the matters addressed in the DOJ and HLC correspondence, including reviewing relevant documents and other information and interviewing relevant Laureate and/or Walden University personnel. As a condition to closing the Acquisition, certain designated regulatory authorities, including the HLC, must consent to the Acquisition. Pursuant to Section 5.05(a) of the Agreement, the parties are required to cooperate and use reasonable best efforts to obtain those designated pre-closing consents from, among others, the HLC. Consistent with the HLC’s policies and procedures, a Governmental Investigation designation by the HLC could delay or prevent the HLC’s approval of a substantive change application to approve the proposed Acquisition. We continue to evaluate these regulatory developments and the potential impact, if any, on our planned Acquisition.

Second Quarter Highlights

Financial and operational highlights for the second quarter of fiscal year 2021 include:

●	Adtalem revenue grew $16.9 million, or 6.4%, in the second quarter of fiscal year 2021 compared to the year-ago quarter. Both the Medical and Healthcare and Financial Services segments saw increased revenue.
●	Net income attributable to Adtalem of $23.3 million increased $17.8 million in the second quarter of fiscal year 2021 compared to the year-ago quarter. This increase was primarily driven by the year-ago quarter containing an unrealized loss of $28.0 million on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk. In addition, the increase was driven by the $16.9 million revenue increase and cost containment measures across all institutions and Adtalem’s home office, partially offset by $11.1 million in business acquisition and integration expense recorded in the second quarter of fiscal year 2021 and a $12.6 million decrease in net income from discontinued operations. Net income from continuing operations attributable to Adtalem excluding special items of $40.5 million increased $9.6 million, or 31.1%, in the second quarter of fiscal year 2021 compared to the year-ago quarter. This increase was principally attributable to revenue growth at Chamberlain and OCL and cost containment measures across all institutions and Adtalem’s home office.
●	For the November 2020 session, new and total student enrollment at Chamberlain increased 8.1% and 10.2%, respectively, compared to the same session last year. Chamberlain continues to invest in its programs, student services, and campus locations.

●	ACAMS memberships have increased to more than 82,000 as of December 31, 2020 compared to more than 77,000 as of December 31, 2019.
●	OCL experienced strong revenue growth in its mortgage loan officer training and continuing education business, attributable to increased demand in the current strong mortgage market.

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

Results of Operations

COVID-19 resulted in estimated revenue losses of approximately $7 million and $22 million, operating income losses of approximately $7 million and $14 million, and loss of earnings per share of approximately $0.11 and $0.22 in the second quarter and first six months of fiscal year 2021, respectively. Management anticipates further negative COVID-19 effects to consolidated revenue, operating income, net income, and earnings per share further into fiscal year 2021 or as long as social distancing and other measures established to combat COVID-19 continue. We also expect higher variable expenses associated with bringing students back to campus and additional costs with providing a safe environment in the context of COVID-19 as we begin to move back to in-person instruction across both segments. COVID-19 effects on the second quarter and first six months of fiscal year 2021 results of operations of the Adtalem institutions are described below.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their Bachelor of Science in Nursing (“BSN”) degree; at the onset of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs are continuing to successfully operate. For the September 2020 session, students and employees returned to several Chamberlain campuses for limited onsite instruction. Plans are being developed for additional re-opening activities for the remaining sessions in fiscal year 2021. COVID-19 did not result in significant revenue losses or cost increases at Chamberlain in the second quarter and first six months of fiscal year 2021. The extent of the impact further into fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19 and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences, most of which have resumed as of September 2020. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.

The Consolidated Appropriations Act, 2021 (the “Appropriations Act”) became law on December 27, 2020. The Appropriations Act includes the Coronavirus Response and Relief Supplemental Appropriations Act, 2021, negotiated in response to the COVID-19 pandemic to support individuals and businesses in the form of loans, grants, and tax changes, among other types of relief. In January 2021, Chamberlain was awarded the Higher Education Emergency Relief Fund grant under the Appropriations Act of approximately $7.1 million. Management has determined that 100% of these funds will be redistributed to eligible students who demonstrate exceptional need. As a result, these funds will be recorded as zero net revenue in the third quarter of fiscal year 2021 and, thus, will not have a significant effect on the results of operations, financial position, or cash flows of Adtalem in fiscal year 2021.

●AUC and RUSM: Medical students enrolled in the basic science portion of their program transitioned to online learning at the onset of the pandemic. Many students left St. Maarten and Barbados to continue their studies remotely from other locations. AUC and RUSM were able to provide remote learning and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the U.S. Secretary of Education that was included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020. The waiver was dependent upon the host country’s coronavirus state of emergency declaration. The nation of St. Maarten lifted their declaration in June 2020, and as a result, AUC’s ability to offer distance education ended after the September 2020 semester, requiring all AUC students to return to St. Maarten for basic science instruction effective January 2021. The Appropriations Act signed into law in December 2020 corrected technical errors in the CARES Act and clarifies the authority to operate via distance learning due to a declaration of an emergency in an applicable country or a qualifying emergency in the U.S. This section also extends these flexibilities through the end of the qualifying emergency or June 30, 2022, whichever is later. The Appropriations Act provides Adtalem’s foreign institutions the ability to continue distance education without disruption to their students Title IV federal financial aid. COVID-19 did not result in significant revenue losses or increased costs within the basic science programs at the medical schools in the second quarter and first six months of fiscal year 2021, except with respect to housing operations, as discussed below. COVID-19 will likely have minimal impact on the basic science program revenue in fiscal year 2021, except with respect to housing operations, unless students choose to not continue or start their studies during this time of uncertainty,. The extent of the impact further into fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19. Students who have completed their basic science education progress to clinical rotations in the U.S. (and in the U.K.). Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses during this transition period and beyond. As of November 2020, almost all of the clinical partners of AUC and RUSM have resumed their clinical programs. Although many students were able to resume their clinical education during the second quarter of fiscal year 2021, management estimates that not being able to offer a full clinical program reduced combined revenue of AUC and RUSM by approximately $3 million and $7 million and operating income by approximately $2 million and $4 million in the second quarter and first six months of fiscal year 2021, respectively. The lower number of clinical hours available due to COVID-19 will likely have a negative effect on revenue and operating income into the third quarter of fiscal year 2021 and for as long as the pandemic affects hospitals’ ability to provide clinical experiences. Adtalem has clinical partnerships with hospitals across the U.S. (and in the U.K.), minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income at AUC and RUSM, management estimates that housing and student transportation revenue of approximately $3 million and $8 million and resulting operating income of approximately $3 million and $6 million in the second quarter and first six month of fiscal year 2021, respectively, was also lost due to students moving off of St. Maarten and Barbados to continue basic science studies remotely.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students left St. Kitts in March 2020 to continue their studies remotely from other locations. A portion of students at specific junctures of their basic science education have traveled back to St. Kitts since July 2020 and resumed classroom- based learning for select components of the curriculum. COVID-19 did not result in significant revenue losses or cost increases within the basic science program in the second quarter and first six months of fiscal year 2021. We do not expect a significant impact from COVID-19 on the basic science program in fiscal year 2021, unless students choose to not continue or start their studies during this time of uncertainty. RUSVM continues to be able to provide remote learning during the pandemic and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the CARES Act and the Appropriations Act through the end of the qualifying emergency or June 30, 2022, whichever is later, as further described above. The extent of the impact on the basic science program further into fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, New Zealand, Australia, and Europe. A few universities suspended onsite clinical experiences and transitioned students to online education, while other universities have continued to offer onsite clinical courses. The suspensions did not significantly reduce revenue or operating income in the second quarter or first six months of fiscal year 2021. The extent of the impact on clinical experiences further into fiscal year 2021 will be determined based on the length and severity of the effects of COVID-19, but we do not expect a significant impact from COVID-19 at RUSVM.
●Financial Services: Most Financial Services content, including exam preparation, certification training, continuing education, and subscriptions is delivered online. Any classroom-based learning has been moved to online. No significant COVID-19 related cost increases were realized in Financial Services in the second quarter or first six months of fiscal year 2021. COVID-19 did result in estimated revenue losses of approximately $1 million and $6 million in the second quarter and first six months of fiscal year 2021, respectively, and operating income losses of $4 million in first six months of fiscal year 2021, primarily driven by the replacement of the Las Vegas live conference with a virtual conference. The effects on operating income in the second quarter of fiscal 2021 were not material. ACAMS live conference revenue will not be realized so long as social distancing and group gathering is limited. COVID-19 is expected to negatively impact Financial Services revenue and operating income further into fiscal year 2021, driven by the loss of ACAMS live conference revenue and possible weakness in demand at Becker, primarily with CPA firm customers. Virtual conferences were conducted in June 2020 and September 2020 and it is possible additional conference revenue could be replaced with virtual events in the future, but loss of conference revenue is likely as ACAMS has canceled all live conferences through May 2021. Virtual conferences are unlikely to generate the same level of revenue and operating income as live conferences. Management believes that other than the ACAMS conferences, longer-term operating results in the Financial Services segment will not be significantly affected by COVID-19 unless there are major employment losses with accounting professionals and recent accounting graduates, or in the banking and mortgage sectors. This is not known and cannot be predicted at this time. At Becker, CPA testing sites began reopening in June 2020 at limited capacity, however, management believes hiring at CPA firms has not yet fully recovered.
●Administrative Operations: Most institution and home office administrative operations continue to be performed remotely. This includes operations in both the U.S. and all foreign locations. These remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have decreased we would expect these costs to increase as the effects of COVID-19 dissipate. No significant home office costs were incurred related to COVID-19 in the second quarter or first six months of fiscal year 2021 and no such costs are anticipated for the remainder of fiscal year 2021.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of December 31, 2020, at this time none of the effects are considered significant enough to create an impairment triggering event since our annual goodwill impairment assessment on May 31, 2020. While management has considered the effects of the COVID-19 pandemic in evaluating the existence of an impairment triggering event, it is possible that effects to revenue and cash flows will be more significant than currently expected if the effects of the COVID-19 pandemic and social distancing measures established to combat the virus continue for an extended period of time. Should economic conditions deteriorate beyond expectations further into fiscal year 2021, an impairment triggering event could arise and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash and cash equivalents balance was $449.3 million as of December 31, 2020. Adtalem generated $85.3 million in operating cash flow from continuing operations in the first six months of fiscal year 2021. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $300 million revolving credit facility with availability of $231.6 million as of December 31, 2020. Management currently projects that COVID-19 will continue to have an effect on operations; however, we believe the current balances of cash, cash generated from operations, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans in the foreseeable future, except in relation to the Acquisition of Walden as discussed in the previous section of this MD&A titled “Segments.” See further discussion on the future financing of the Acquisition in the section of this MD&A titled “Financing Activities” in the “Liquidity and Capital Resources” section.

As noted above, Adtalem maintains a credit agreement (the “Credit Agreement”) that provides for (1) a $300 million revolving facility (“Revolver”) with a maturity date of April 13, 2023 and (2) a $300 million senior secured Term B loan (“Term B Loan”) with a maturity date of April 13, 2025. We refer to the Revolver and Term B Loan collectively as the “Credit Facility.” With interest rates at historically low levels, management entered into an interest rate swap agreement in March 2020 with a multinational financial institution that effectively converts the variable rate interest on the Term B Loan borrowings to a fixed rate of 3.946% for essentially the remaining term of the Term B Loan. The Credit Facility contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the Credit Agreement (see the Credit Agreement, as filed under Form 8-K dated April 13, 2018 and Amendment No. 1 to the Credit Agreement, as filed under Form 8-K dated December 4, 2020). These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of December 31, 2020.

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	44.8%	47.8%	43.6%	49.0%
Student services and administrative expense	36.6%	36.3%	37.0%	37.6%
Restructuring expense	0.4%	0.7%	1.0%	1.6%
Business acquisition and integration expense	3.9%	0.0%	4.4%	0.0%
Gain on sale of assets	0.0%	0.0%	0.0%	(0.9)%
Total operating cost and expense	85.8%	84.9%	86.0%	87.3%
Operating income	14.2%	15.1%	14.0%	12.7%
Net other expense	(0.5)%	(11.8)%	(0.7)%	(6.9)%
Income from continuing operations before income taxes	13.7%	3.3%	13.3%	5.8%
Provision for income taxes	(2.6)%	(2.8)%	(2.6)%	(2.2)%
Income from continuing operations	11.2%	0.5%	10.7%	3.6%
(Loss) income from discontinued operations, net of tax	(3.0)%	1.5%	(2.9)%	0.2%
Net income	8.2%	2.0%	7.8%	3.8%
Net loss attributable to redeemable noncontrolling interest	0.1%	0.0%	0.0%	0.0%
Net income attributable to Adtalem	8.2%	2.1%	7.8%	3.8%

Revenue

The following tables present revenue by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2020
	Medical and Healthcare	Financial Services	Consolidated
Fiscal year 2020 as reported	$220,180	$45,992	$266,172
Organic growth	14,216	2,723	16,939
Fiscal year 2021 as reported	$234,396	$48,715	$283,111

Fiscal year 2021 % change:
Organic growth	6.5%	5.9%	6.4%

	Six Months Ended December 31, 2020
	Medical and Healthcare	Financial Services	Consolidated
Fiscal year 2020 as reported	$427,667	$93,118	$520,785
Organic growth	25,555	5,012	30,567
Fiscal year 2021 as reported	$453,222	$98,130	$551,352

Fiscal year 2021 % change:
Organic growth	6.0%	5.4%	5.9%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 6.5%, or $14.2 million, to $234.4 million in the second quarter and increased 6.0%, or $25.6 million, to $453.2 million in the first six months of fiscal year 2021 compared to the year-ago periods. The increase in revenue in the second quarter and first six months of fiscal year 2021 is driven primarily by student enrollment increases at Chamberlain. These increases were partially offset by the estimated loss of approximately $3 million and $8 million in the second quarter and first six months of fiscal year 2021, respectively, in housing and student transportation revenue, primarily at RUSM as basic science students were not on campus due to COVID-19 remote learning, and $3 million and $7 million in the second quarter and first six months of fiscal year 2021, respectively, of clinical revenue at AUC and RUSM due to the COVID-19 related clinical program limitations at partner hospitals, which were gradually eased during the first six months of fiscal year 2021.

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2021
Session	July 2020	Sept. 2020	Nov. 2020
New students	2,768	6,333	2,931
% change from prior year	15.5%	13.2%	8.1%
Total students	32,198	35,525	34,387
% change from prior year	12.2%	11.9%	10.2%

	Fiscal Year 2020
Session	July 2019	Sept. 2019	Nov. 2019	Jan. 2020	Mar. 2020	May 2020
New students	2,396	5,595	2,711	5,293	3,073	4,213
% change from prior year	(5.0)%	2.9%	3.6%	11.2%	12.7%	5.4%
Total students	28,691	31,736	31,215	33,850	33,748	33,407
% change from prior year	2.3%	1.4%	1.2%	4.6%	5.1%	8.2%

Chamberlain revenue increased 13.2%, or $16.5 million, to $142.0 million in the second quarter and increased 13.9%, or $33.7 million, to $275.7 million in the first six months of fiscal year 2021 compared to the year-ago periods, driven by increases in total student enrollment during each of the fiscal year 2021 enrollment sessions as well as non-tuition fee price increases. Management believes that the effectiveness of recent marketing investments have contributed to the enrollment increases. Chamberlain admitted its largest class of campus students in September 2020.

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

The medical and veterinary schools’ revenue decreased 2.4%, or $2.3 million, to $92.4 million in the second quarter and decreased 4.4%, or $8.2 million, to $177.5 million in the first six months of fiscal year 2021 compared to the year-ago periods. The principal drivers of the decreases were an estimated loss of $3 million and $8 million in the second quarter and first six months of fiscal year 2021, respectively, in housing and student transportation revenue, primarily at RUSM as basic science students were not on campus due to COVID-19 remote learning, and $3 million and $7 million in the second quarter and first six months of fiscal year 2021, respectively, of clinical revenue at AUC and RUSM due to the COVID-19 related clinical program limitations at partner hospitals, which were gradually eased during the first six months of fiscal year 2021. These decreases were partially offset with student enrollment and revenue increases in the basic science programs at AUC and RUSVM.

In the September 2020 semester, total student enrollment increased at AUC, RUSM, and RUSVM. New student enrollment increased at AUC and RUSM but slightly declined at RUSVM due to the large cohort of May 2020 Vet Prep students progressing to September 2020, which was at maximum enrollment capacity. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing and enrollment investments. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, competition may continue to adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs resulting in lower revenue.

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

Tuition Rates:

●	Effective for semesters beginning in September 2020, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $23,240 and $26,000, respectively, per semester. These tuition rates are unchanged from the prior academic year.
●	Effective for semesters beginning in September 2020, tuition rates for the beginning basic sciences and final clinical rotation portions of RUSM’s medical program are $24,170 and $26,676, respectively, per semester. These tuition rates are unchanged from the prior academic year.

●	For students who entered the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) is $20,873 per semester effective September 2020. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical and clinical curriculum are $19,387 and $24,339, respectively, per semester effective September 2020. These tuition rates are unchanged from the prior academic year.

The respective tuition rates for AUC, RUSM, and RUSVM do not include the cost of transportation, living expenses, or health insurance.

Financial Services

Revenue in the Financial Services segment increased 5.9%, or $2.7 million, to $48.7 million in the second quarter and increased 5.4%, or $5.0 million, to $98.1 million in the first six months of fiscal year 2021 compared to the year-ago periods. The principal driver of these increases was increased revenue at OCL. In addition, Becker revenue increased through growth in both CPA and continuing education program offerings. ACAMS lost conference revenue of approximately $1 million and $6 million in the second quarter and first six months of fiscal year 2021, respectively, was driven by the Las Vegas live conference moving to a virtual format in response to COVID-19 restrictions. ACAMS memberships have increased to more than 82,000 as of December 31, 2020 compared to more than 77,000 as of December 31, 2019, driven by strong growth in the European region.

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

	Three Months Ended December 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$117,987	$8,704	$567	$127,258
Cost increase (decrease)	2,285	(2,708)	(12)	(435)
Fiscal year 2021 as reported	$120,272	$5,996	$555	$126,823

Fiscal year 2021 % change:
Cost increase (decrease)	1.9%	(31.1)%	NM	(0.3)%

	Six Months Ended December 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$234,726	$19,383	$1,183	$255,292
Cost decrease	(9,343)	(5,382)	(46)	(14,771)
Fiscal year 2021 as reported	$225,383	$14,001	$1,137	$240,521

Fiscal year 2021 % change:
Cost decrease	(4.0)%	(27.8)%	NM	(5.8)%

Cost of educational services decreased 0.3%, or $0.4 million, to $126.8 million in the second quarter and decreased 5.8%, or $14.8 million, to $240.5 million in the first six months of fiscal year 2021 compared to the year-ago periods. Cost decreased in the second quarter primarily driven by decreased bad debt expense of $2.2 million primarily related to the credit extension programs at the medical and veterinary schools. The decrease was partially offset during the second quarter of fiscal year 2021 by increased costs at Chamberlain and the basic science programs at the medical and veterinary schools to support growth. Cost decreased in the first six months of fiscal year 2021 driven by cost control initiatives across all institutions, lower costs of approximately $8 million associated with not delivering in-person instruction and clinical and other services, including housing services at RUSM and ACAMS live conferences, due to the COVID-19 related revenue losses as noted above, and decreased bad debt expense of $6.1 million primarily related to the credit extension programs at the medical and veterinary schools.

As a percentage of revenue, cost of educational services was 44.8% and 43.6% in the second quarter and first six months of fiscal year 2021, respectively, compared to 47.8% and 49.0% during the year-ago periods. The decreases in the percentage were primarily the result of cost reduction efforts and the increased revenue in the second quarter and first six months of fiscal year 2021.

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

	Three Months Ended December 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$60,594	$31,608	$4,446	$96,648
Cost increase	2,240	3,318	1,515	7,073
Fiscal year 2021 as reported	$62,834	$34,926	$5,961	$103,721

Fiscal year 2021 % change:
Cost increase	3.7%	10.5%	NM	7.3%

	Six Months Ended December 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$122,714	$63,949	$9,072	$195,735
Cost increase	825	3,700	3,639	8,164
Fiscal year 2021 as reported	$123,539	$67,649	$12,711	$203,899

Fiscal year 2021 % change:
Cost increase	0.7%	5.8%	NM	4.2%

Student services and administrative expense increased 7.3%, or $7.1 million, to $103.7 million in the second quarter and increased 4.2%, or $8.2 million, to $203.9 million in the first six months of fiscal year 2021 compared to the year-ago periods. Expense increased in the second quarter and first six months of fiscal year 2021 primarily due to increased advertising and marketing expense of $3.6 million and $6.2 million to support future growth in the second quarter and first six months of fiscal year 2021, respectively, and an increase in the employer match for the Adtalem Retirement Plan of $1.2 million and $2.0 million in the second quarter and first six months of fiscal year 2021, respectively. These cost increases were partially offset by cost control initiatives across all institutions.

As a percentage of revenue, student services and administrative expense was 36.6% and 37.0% in the second quarter and first six months of fiscal year 2021, respectively, compared to 36.3% and 37.6% during the year-ago periods. The increase in the percentage for the second quarter of fiscal year 2021 was primarily the result of the increase in advertising and marketing expense to support future growth. The decrease in the percentage for the first six months of fiscal year 2021 was primarily the result of the increased revenue and cost control initiatives across all institutions.

Restructuring Expense

Restructuring expense in the second quarter and first six months of fiscal year 2021 was $1.2 million and $5.4 million, respectively, compared to $2.0 million and $8.5 million during the year-ago periods. The primary driver of the decreased restructure expense in the second quarter of fiscal year 2021 was the result of charges related to the sale of Becker’s courses for healthcare students in the second quarter of fiscal year 2020. The primary drivers of the decreased restructure expense in the first six months of fiscal year 2021 was the result of lower real estate consolidation charges at Adtalem’s home office and the charges related to the sale of Becker’s courses for healthcare students in the first six months of fiscal year 2020. See Note 5 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

We have completed our current restructuring plans. However, we continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities. Management may institute future restructuring plans.

Business Acquisition and Integration Expense

Business acquisition and integration expense in the second quarter and first six months of fiscal year 2021 was $11.1 million and $24.5 million, respectively. These are transaction costs associated with entering into the Agreement to acquire Walden and costs associated with integrating Walden into Adtalem. We expect to incur additional integration costs through the remainder of fiscal year 2021.

Gain on Sale of Assets

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds of $6.4 million from the sale of this facility resulted in a gain on the sale of $4.8 million in the first six months of fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 19 “Segment Information” to the Consolidated Financial Statements. There was no corresponding gain in the first six months of fiscal year 2021.

Operating Income

The following tables present operating income by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$41,183	$4,542	$(5,414)	$40,311
Organic change	9,690	2,114	(1,503)	10,301
Restructuring expense change	417	1,137	(764)	790
Business acquisition and integration expense change	—	—	(11,079)	(11,079)
Fiscal year 2021 as reported	$51,290	$7,793	$(18,760)	$40,323

	Six Months Ended December 31, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$69,683	$6,670	$(10,301)	$66,052
Organic change	34,073	6,694	(3,593)	37,174
Restructuring expense change	544	1,701	852	3,097
Business acquisition and integration expense change	—	—	(24,515)	(24,515)
Gain on sale of assets change	—	—	(4,779)	(4,779)
Fiscal year 2021 as reported	$104,300	$15,065	$(42,336)	$77,029

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Medical and Healthcare:
Operating income (GAAP)	$51,290	$41,183	24.5%	$104,300	$69,683	49.7%
Restructuring expense	—	417	NM	—	544	NM
Operating income excluding special items (non-GAAP)	$51,290	$41,600	23.3%	$104,300	$70,227	48.5%

Financial Services:
Operating income (GAAP)	$7,793	$4,542	71.6%	$15,065	$6,670	125.9%
Restructuring expense	—	1,137	NM	1,415	3,116	(54.6)%
Operating income excluding special items (non-GAAP)	$7,793	$5,679	37.2%	$16,480	$9,786	68.4%

Home Office and Other:
Operating loss (GAAP)	$(18,760)	$(5,414)	(246.5)%	$(42,336)	$(10,301)	(311.0)%
Restructuring expense	1,165	401	190.5%	3,973	4,825	(17.7)%
Business acquisition and integration expense	11,079	—	NM	24,515	—	NM
Gain on sale of assets	—	—	NM	—	(4,779)	NM
Operating loss excluding special items (non-GAAP)	$(6,516)	$(5,013)	(30.0)%	$(13,848)	$(10,255)	(35.0)%

Adtalem Global Education:
Operating income (GAAP)	$40,323	$40,311	0.0%	$77,029	$66,052	16.6%
Restructuring expense	1,165	1,955	(40.4)%	5,388	8,485	(36.5)%
Business acquisition and integration expense	11,079	—	NM	24,515	—	NM
Gain on sale of assets	—	—	NM	—	(4,779)	NM
Operating income excluding special items (non-GAAP)	$52,567	$42,266	24.4%	$106,932	$69,758	53.3%

Total consolidated operating income of $40.3 million in the second quarter was flat compared to the year-ago quarter and increased 16.6%, or $11.0 million, to $77.0 million in the first six months of fiscal year 2021 compared to the year-ago period.

Consolidated operating income excluding special items increased 24.4%, or $10.3 million, in the second quarter of fiscal year 2021 compared to the year-ago quarter. The primary drivers of this increase were an increase in revenue of $16.9 million, primarily at Chamberlain and OCL, which generated higher incremental operating income than the lost revenue sources due to COVID-19, decreased bad debt expense of $2.2 million, primarily related to the credit extension programs at the medical and veterinary schools, and efforts to manage salary, travel, and discretionary spending across the organization. The positive influences on operating income were partially offset by increased advertising and marketing expense of $3.6 million to support future growth and an increase of $1.2 million in the employer match for the Adtalem Retirement Plan. The estimated reduced operating income in the second quarter of fiscal year 2021 from COVID-19 of $7 million was primarily driven by the loss of AUC and RUSM clinical revenue and RUSM housing and student transportation revenue.

Consolidated operating income excluding special items increased 53.3%, or $37.2 million in the first six months of fiscal year 2021 compared to the year-ago period. The primary drivers of this increase were an increase in revenue of $30.6 million, primarily at Chamberlain and OCL, which generated higher incremental operating income than the lost revenue sources due to COVID-19, decreased bad debt expense of $6.1 million, primarily related to the credit extension programs at the medical and veterinary schools, and efforts to manage salary, travel, and discretionary spending across the organization. The positive influences on operating income were partially offset by increased advertising and marketing expense of $6.2 million to support future growth and an increase of $2.0 million in the employer match for the Adtalem Retirement Plan. The estimated reduced operating income in the first six months of fiscal year 2021 from COVID-19 of $14 million was primarily driven by the loss of AUC and RUSM clinical revenue, RUSM housing and student transportation revenue, and ACAMS conference revenue.

Medical and Healthcare

Medical and Healthcare segment operating income increased 24.5%, or $10.1 million, to $51.3 million in the second quarter and increased 49.7%, or $34.6 million, to $104.3 million in the first six months of fiscal year 2021 compared to the year-ago periods. The primary driver of the increases in operating income is the increased revenue at Chamberlain of $16.5 million and $33.7 million in the second quarter and first six months of fiscal year 2021, respectively, which generated higher incremental operating income than the lost revenue sources due to COVID-19 as discussed below. In addition, other drivers include decreased bad debt expense of $2.2 million and $4.9 million in the second quarter and first six months of fiscal year 2021, respectively, primarily related to the credit extension programs at the medical and veterinary schools, and efforts to manage salary, travel, and discretionary spending at all institutions. The positive influences on operating income were partially offset by increased advertising and marketing expense of $2.6 million and $4.5 million in the second quarter and first six months of fiscal year 2021, respectively, to support future growth. Lower revenue at AUC and RUSM due to the estimated COVID-19 related loss of clinical revenue contributed to approximately $2 million and $4 million in lost operating income in the second quarter and first six months of fiscal year 2021, respectively. Lower COVID-19 related housing and student transportation revenue, primarily at RUSM as described above, resulted in approximately $3 million and $6 million in lost operating income in the second quarter and first six months of fiscal year 2021, respectively.

Financial Services

Financial Services segment operating income increased 71.6%, or $3.3 million, to $7.8 million in the second quarter and increased 125.9%, or $8.4 million, to $15.1 million in the first six months of fiscal year 2021 compared to the year-ago periods. Segment operating income excluding special items increased 37.2%, or $2.1 million, in the second quarter and increased 68.4%, or $6.7 million, in the first six months of fiscal year 2021 compared to the year-ago periods. The primary driver of these increases was an increase in revenue at OCL, which resulted in improved operating income. Conference revenue decreases at ACAMS due to COVID-19, as described above, drove $4 million in lost operating income in the first six months of fiscal year 2021; however, this decrease was fully offset by improved operating income from other ACAMS operations. The COVID-19 effects on operating income in the second quarter of fiscal 2021 were not material.

Net Other Expense

Net other expense in the second quarter and first six months of fiscal year 2021 was $1.5 million and $3.7 million, respectively, compared to $31.4 million and $36.1 million in the year-ago periods. The decreases in net other expense were primarily the result of an unrealized loss of $28.0 million on the deal-contingent foreign currency hedge arrangement entered into on October 18, 2019 in connection with the sale of Adtalem Brazil, which was completed on April 24, 2020, to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk (as discussed in Note 3 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional information). The derivative associated with the hedge did not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value were recorded within the income statement. In addition, net interest expense decreased in the second quarter and first six months of fiscal year 2021 driven by the repayment of debt in the fourth quarter of fiscal year 2020 using the proceeds from the sale of Adtalem Brazil.

Provision for Income Taxes

Our effective income tax rate (“ETR”) from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, changes in valuation allowances, liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, our ETR is impacted by the provisions from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which include primarily a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), and a limitation of tax benefits on certain executive compensation. The impact of the Tax Act may be revised in future periods as we obtain additional data and consider any new regulations or guidance that may be released.

The ETR from continuing operations for the three months ended December 31, 2020 and 2019 was 18.6% and 85.3%, respectively. This decrease is primarily due to the inability to record a tax benefit in the three months ended December 31,

2019 on a pre-tax unrealized loss of $28.0 million from a derivative contract related to the deal-contingent hedge agreement on the Adtalem Brazil sale completed on April 24, 2020 (see Note 3 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional information). Excluding the one-time effect of the derivative contract (a non-GAAP financial measure), the ETR from continuing operations for the three months ended December 31, 2020 and 2019 was 18.6% and 20.5%, respectively.

The ETR from continuing operations for the six months ended December 31, 2020 and 2019 was 19.5% and 37.6%, respectively. This decrease is primarily due to the inability to record a tax benefit in the six months ended December 31, 2019 on a pre-tax unrealized loss of $28.0 million from the derivative contract discussed above. Excluding the one-time effect of the derivative contract (a non-GAAP financial measure), the ETR from continuing operations for the six months ended December 31, 2020 and 2019, was 19.5% and 19.4%, respectively.

On December 27, 2020, the Appropriations Act was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the CARES Act, enacted on March 27, 2020, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Adtalem has elected not to defer the employees’ portion of payroll tax. Management is currently evaluating the other provisions of the Appropriations Act, but at present time does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

Discontinued Operations

Beginning in the second quarter of fiscal year 2018, DeVry University operations were classified as discontinued operations. Beginning in the fourth quarter of fiscal year 2018, Carrington operations were classified as discontinued operations. Beginning in the first quarter of fiscal year 2020, Adtalem Brazil operations were classified as discontinued operations. The divestitures of Carrington and DeVry University operations were completed in the second quarter of fiscal year 2019 and the divestiture of Adtalem Brazil operations was completed in the fourth quarter of fiscal year 2020. We continue to incur costs, principally attorney fees, associated with ongoing litigation and settlements related to the DeVry University divestiture which is classified as expense within discontinued operations. Management no longer discloses other discussions of operating results of these entities as comparable results are no longer meaningful.

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

The following table, which excludes Adtalem Brazil, Carrington, and DeVry University revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2020 and 2019.

	Fiscal Year
	2020	2019
Federal assistance (Title IV) program funding (grants and loans)	59%	59%
Private loans	2%	2%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance, and other	39%	39%
Total	100%	100%

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

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2020 and 2019.

	Fiscal Year
	2020	2019
Chamberlain University	62%	62%
American University of the Caribbean School of Medicine	81%	75%
Ross University School of Medicine	85%	83%
Ross University School of Veterinary Medicine	84%	83%

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

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $449.3 million, $500.5 million, and $67.3 million as of December 31, 2020, June 30, 2020, and December 31, 2019, respectively, included cash and cash equivalents held at Adtalem’s international operations of $59.0 million, $70.1 million, and $37.8 million as of December 31, 2020, June 30, 2020, and December 31, 2019, respectively, which is available to Adtalem for general company purposes. Cash balances are currently being maintained to partially fund the proposed Acquisition, as discussed in the previous section “Segments” of this MD&A.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $39.4 million, $0.6 million, and $3.5 million was held in restricted bank accounts as of December 31, 2020, June 30, 2020, and December 31, 2019, respectively. The increase in these accounts at December 31, 2020 was driven by early receipt of $35.5 million of federal financial aid funds, primarily at the medical and veterinary schools. These funds are normally received by these institutions during the first week of January.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Six Months Ended
	December 31,
	2020	2019
Income from continuing operations	$59,034	$18,711
Non-cash items	63,762	90,361
Changes in assets and liabilities	(37,510)	(133,312)
Net cash provided by (used in) operating activities-continuing operations	$85,286	$(24,240)

Net cash provided by operating activities from continuing operations in the six months ended December 31, 2020 was $85.3 million compared to cash used in operating activities from continuing operations of $24.2 million in the year-ago period. The increase of $109.5 million in cash generated from continuing operating activities between the six months ended December 31, 2020 and the six months ended December 31, 2019 was primarily due to (i) higher income from continuing operations; (ii) timing of the receipt of $35.5 million of federal financial aid funds, primarily at the medical and veterinary schools; and (iii) timing of accounts payable and accrued expense disbursements.

Investing Activities

Capital expenditures in the first six months of fiscal year 2021 were $24.2 million compared to $20.3 million in the year-ago period. The capital expenditures in fiscal year 2021 include spending for Chamberlain new campus development, maintenance, and Adtalem’s home office information technology investments. Capital spending for the remainder of fiscal year 2021 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and Adtalem’s home office. Management anticipates full fiscal year 2021 capital spending to be in the $50 to $55 million range, including $24.2 million spent during the first six months of fiscal year 2021. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 12 “Debt” to the Consolidated Financial Statements).

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

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Six Months Ended
	December 31,
	2020	2019
Repurchase of common stock for treasury	$(44,963)	$(100,019)
Net (payments) borrowings under credit facility	(1,500)	13,500
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(6,247)
Other	(5,656)	1,996
Net cash used in financing activities-continuing operations	$(52,119)	$(90,770)

On November 8, 2018, we announced that the Board authorized Adtalem’s current share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The current share repurchase program commenced in January 2019. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. As of December 31, 2020, $300.3 million of authorized share repurchases were remaining under the current and twelfth share repurchase programs. Repurchases under the current program were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its current program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

As of December 31, 2020, the amount of debt outstanding under our credit facility was $292.5 million. See Note 12 “Debt” to the Consolidated Financial Statements for additional information on our credit agreement.

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

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”). In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. Based on the terms of the Note, DeVry University may make prepayments and may be required to make prepayments on the Note.

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

Adtalem maintains agreements to lease either a portion or the full space of three facilities owned by Adtalem to DeVry University and to sublease either a portion of the full leased space of an additional 20 facilities, most of which are subleased to DeVry University and/or Carrington. Adtalem remains the primary lessee on the 20 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to five years. Future minimum lease and sublease rental income under these agreements as of December 31, 2020, were as follows (in thousands):

Fiscal Year	Amount
2021 (remaining)	$9,344
2022	17,311
2023	16,078
2024	10,261
2025	5,121
Thereafter	2,038
Total lease and sublease rental income	$60,153

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

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap will terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan is fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings. As of December 31, 2020, the fair value of the Swap was a loss of $9.6 million.

Adtalem did not enter into any other derivatives, swaps, futures contracts, calls, hedges, or non-exchange traded contracts during the first six months of fiscal year 2021.

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

Net income from continuing operations attributable to Adtalem excluding special items (most comparable GAAP measure: net income attributable to Adtalem) – Measure of Adtalem’s net income attributable to Adtalem adjusted for restructuring expense, business acquisition and integration expense, pre-acquisition interest expense, gain on sale of assets, loss on derivative, and loss (income) from discontinued operations.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business acquisition and integration expense, pre-acquisition interest expense, gain on sale of assets, loss on derivative, and loss (income) from discontinued operations.

Operating income excluding special items (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business acquisition and integration expense, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Effective income tax rate from continuing operations excluding special items (most comparable GAAP measurer: effective income tax rate from continuing operations) – Measure of Adtalem’s effective tax rate adjusted for tax effect on loss on derivative.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring charges primarily related to real estate consolidations at Adtalem’s home office and ACAMS and the sale of Becker’s courses for healthcare students.
●	Business acquisition and integration expense include expenses related to the pending Walden University acquisition.
●	Pre-acquisition interest expense related to financing arrangements in connection with the pending Walden University acquisition.
●	Gain on the sale of Adtalem’s Columbus, Ohio, campus facility.
●	Loss on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk.

●	Loss (income) from discontinued operations include the operations of Adtalem Brazil, Carrington, and DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income attributable to Adtalem reconciliation to net income from continuing operations attributable to Adtalem excluding special items (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income attributable to Adtalem (GAAP)	$23,315	$5,525	$43,245	$19,886
Restructuring expense	1,165	1,955	5,388	8,485
Business acquisition and integration expense	11,079	—	24,515	—
Pre-acquisition interest expense	45	—	45	—
Gain on sale of assets	—	—	—	(4,779)
Loss on derivative	—	28,006	—	28,006
Income tax impact on non-GAAP adjustments (1)	(3,513)	(461)	(7,511)	(804)
Loss (income) from discontinued operations	8,439	(4,117)	16,046	(961)
Net income from continuing operations attributable to Adtalem excluding special items (non-GAAP)	$40,530	$30,908	$81,728	$49,833
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Earnings per share, diluted (GAAP)	$0.44	$0.10	$0.82	$0.36
Effect on diluted earnings per share:
Restructuring expense	0.02	0.04	0.10	0.15
Business acquisition and integration expense	0.21	-	0.47	-
Pre-acquisition interest expense	0.00	-	0.00	-
Gain on sale of assets	-	-	-	(0.09)
Loss on derivative	-	0.52	-	0.51
Income tax impact on non-GAAP adjustments (1)	(0.07)	(0.01)	(0.14)	(0.01)
Loss (income) from discontinued operations	0.16	(0.08)	0.30	(0.02)
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$0.77	$0.57	$1.55	$0.90
Diluted shares used in EPS calculation	52,441	54,280	52,622	55,192
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Effective income tax rate from continuing operations reconciliation to effective income tax rate from continuing operations excluding special items (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Pre-tax results:
Income from continuing operations before income taxes (GAAP)	$38,811	$8,873	$73,347	$29,987
Loss on derivative	—	28,006	—	28,006
Income from continuing operations before income taxes excluding special items (non-GAAP)	$38,811	$36,879	$73,347	$57,993

Taxes:
Provision for income taxes (GAAP)	$(7,223)	$(7,570)	$(14,313)	$(11,276)

Tax rate:
Effective income tax rate (GAAP)	18.6%	85.3%	19.5%	37.6%
Effective income tax rate excluding special items (non-GAAP)	18.6%	20.5%	19.5%	19.4%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap will terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan is fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings. As of December 31, 2020, the fair value of the Swap was a loss of $9.6 million. As of December 31, 2020, a 100 basis point increase in short-term interest rates would result in a $12.0 million change in value of the Swap.

There have been no other material changes in Adtalem’s market risk exposure during the first six months of fiscal year 2021. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2020 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

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

Risks Related to Acquisition

Completion of the Acquisition is subject to the conditions contained in the Agreement and if these conditions are not satisfied or waived, the Acquisition will not be completed.

Our obligation to complete the Acquisition is subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of certain regulatory approvals including the U.S. Department of Education, the HLC, and the expiration or termination of any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Act.

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

Our obligation to complete the Acquisition is subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of certain regulatory approvals including the U.S. Department of Education and the HLC, and we cannot guarantee that we or the Seller will be able to obtain any of these approvals. On November 9, 2020, the HLC assigned the designation of “Under Governmental Investigation” to Walden University, which will remain in place until the President of the HLC determines the institution has resolved the issues that led to the designation. The “Under Governmental Investigation” designation by HLC could delay or prevent approval by the HLC of a substantive change application on behalf of Walden University. There can be no assurance that any consents, clearances or approvals necessary or advisable to be obtained in connection with the Acquisition will be obtained in a timely manner or at all, or whether they will be subject to actions, conditions, limitations or restrictions that may jeopardize or delay the completion of the Acquisition, materially reduce or delay the anticipated benefits of the transaction or allow the parties to terminate the Agreement.

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

Risks Related to Shareholder Activism

Shareholder activism, including public criticism of Adtalem or our management team, may adversely affect us.

In December 2020, Engine Capital LP delivered a letter to our Board of Directors that, among other things, urged our Board of Directors to focus on the following aspects of our business: (i) consider all options to terminate the Acquisition, (ii) sell the medical schools and the financial services assets, (iii) following the sale of the medical schools and the financial services assets, eliminate the holding company structure, (iv) rationalize the cost structure, (v) make changes to the composition of our management and board, (vi) separate the Chairman and CEO roles, and (vii) review the current management compensation structure. Furthermore, in January 2021, Engine Capital LP and Hawk Ridge Partners LP published and delivered a letter to our Board of Directors that, among other things, urged our Board of Directors to execute the following initiatives: (a) investigate the allegations by the DOJ that Walden University may have violated the federal False Claims Act and explore all possible options for terminating the Acquisition, (b) make changes to the composition of our management to include persons with significant operational and industry experience, (c) separate the Chairman and CEO roles, (d) eliminate our holding company structure and divest the financial services division, and (e) take certain steps to reduce corporate overhead and redundancies. Responding to actions by activist shareholders could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, any perceived uncertainties as to our future direction, strategy or leadership created as a consequence of these letters or other activist shareholder initiatives may adversely affect our business or cause our share price to experience periods of volatility or stagnation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 - October 31, 2020	—	$—	—	$345,231,045
November 1, 2020 - November 30, 2020	612,648	28.56	612,648	327,736,449
December 1, 2020 - December 31, 2020	861,215	31.89	861,215	300,268,073
Total	1,473,863	$30.51	1,473,863	$300,268,073

(1)  On November 8, 2018, we announced that the Board of Directors of Adtalem (the “Board”) authorized the current share repurchase program to repurchase up to $300 million of Adtalem common stock through December 31, 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The new program will commence when the repurchases from the current program are complete. Repurchases under the current program were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its current program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	—	$—	NA	NA
November 1, 2020 - November 30, 2020	5,697	26.22	NA	NA
December 1, 2020 - December 31, 2020	79	31.46	NA	NA
Total	5,776	$26.29	NA	NA

(1)  Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Amendment No. 1, dated as of December 4, 2020, by and among Adtalem Global Education Inc., as borrower, the financial institutions party thereto and Bank of America, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Adtalem’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

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

Adtalem Global Education Inc.

Date: February 2, 2021	By:	/s/ Michael O. Randolfi
Michael O. Randolfi
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)