Form 10-Q
period 2021-03-31
Adtalem Global Education Inc.
filed 2021-04-29
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 22, 2021, there were 49,424,396 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	March 31,	June 30,	March 31,
	2021	2020	2020
Assets:
Current assets:
Cash and cash equivalents	$497,746	$500,516	$167,771
Investments in marketable securities	10,890	8,968	7,754
Restricted cash	808,034	589	807
Accounts receivable, net	77,559	87,042	98,732
Prepaid expenses and other current assets	103,049	95,651	126,785
Current assets held for sale	—	—	142,417
Total current assets	1,497,278	692,766	544,266
Noncurrent assets:
Property and equipment, net	291,022	286,102	286,346
Operating lease assets	164,335	174,935	188,629
Deferred income taxes	27,441	22,277	10,922
Intangible assets, net	279,997	287,514	290,092
Goodwill	686,535	686,214	686,235
Other assets, net	84,392	78,879	84,825
Noncurrent assets held for sale	—	—	352,705
Total noncurrent assets	1,533,722	1,535,921	1,899,754
Total assets	$3,031,000	$2,228,687	$2,444,020

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$45,958	$46,484	$33,932
Accrued payroll and benefits	50,478	48,835	40,373
Accrued liabilities	111,188	104,431	60,458
Deferred revenue	116,670	91,589	120,047
Current operating lease liabilities	54,911	51,644	51,926
Current portion of long-term debt	3,000	3,000	3,000
Current liabilities held for sale	—	—	34,950
Total current liabilities	382,205	345,983	344,686
Noncurrent liabilities:
Long-term debt	1,067,564	286,115	446,610
Long-term operating lease liabilities	164,386	176,032	179,195
Deferred income taxes	27,005	24,975	25,101
Other liabilities	81,123	82,309	88,920
Noncurrent liabilities held for sale	—	—	61,987
Total noncurrent liabilities	1,340,078	569,431	801,813
Total liabilities	1,722,283	915,414	1,146,499
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	2,493	2,852	2,962
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 49,700, 51,871, and 51,802 shares outstanding as of March 31, 2021, June 30, 2020, and March 31, 2020, respectively	811	807	806
Additional paid-in capital	516,627	504,434	499,703
Retained earnings	1,995,465	1,927,568	2,183,620
Accumulated other comprehensive loss	(7,756)	(9,055)	(276,379)
Treasury stock, at cost, 31,366, 28,794, and 28,790 shares as of March 31, 2021, June 30, 2020, and March 31, 2020, respectively	(1,198,923)	(1,113,333)	(1,113,191)
Total shareholders' equity	1,306,224	1,310,421	1,294,559
Total liabilities and shareholders' equity	$3,031,000	$2,228,687	$2,444,020

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue	$280,654	$271,487	$832,006	$792,272
Operating cost and expense:
Cost of educational services	123,077	118,712	363,598	374,004
Student services and administrative expense	108,500	96,434	312,399	292,169
Restructuring expense	1,217	1,854	6,605	10,339
Business acquisition and integration expense	3,646	—	28,161	—
Gain on sale of assets	—	—	—	(4,779)
Total operating cost and expense	236,440	217,000	710,763	671,733
Operating income	44,214	54,487	121,243	120,539
Other income (expense):
Interest and dividend income	910	782	3,133	2,675
Interest expense	(8,555)	(5,191)	(15,983)	(15,585)
Investment gain (loss)	479	(1,548)	2,002	(1,106)
Gain on derivative	—	111,838	—	83,832
Net other (expense) income	(7,166)	105,881	(10,848)	69,816
Income from continuing operations before income taxes	37,048	160,368	110,395	190,355
Provision for income taxes	(7,341)	(6,937)	(21,654)	(18,213)
Income from continuing operations	29,707	153,431	88,741	172,142
Discontinued operations:
Loss from discontinued operations before income taxes	(6,836)	(5,947)	(28,107)	(5,536)
Benefit from income taxes	1,679	3,228	6,904	3,778
Loss from discontinued operations	(5,157)	(2,719)	(21,203)	(1,758)
Net income	24,550	150,712	67,538	170,384
Net loss attributable to redeemable noncontrolling interest	102	120	359	334
Net income attributable to Adtalem Global Education	$24,652	$150,832	$67,897	$170,718

Amounts attributable to Adtalem Global Education:
Net income from continuing operations	$29,809	$153,551	$89,100	$172,476
Net loss from discontinued operations	(5,157)	(2,719)	(21,203)	(1,758)
Net income attributable to Adtalem Global Education	$24,652	$150,832	$67,897	$170,718

Earnings (loss) per share attributable to Adtalem Global Education:
Basic:
Continuing operations	$0.59	$2.90	$1.72	$3.19
Discontinued operations	$(0.10)	$(0.05)	$(0.41)	$(0.03)
Net	$0.49	$2.85	$1.31	$3.15
Diluted:
Continuing operations	$0.58	$2.88	$1.71	$3.16
Discontinued operations	$(0.10)	$(0.05)	$(0.41)	$(0.03)
Net	$0.48	$2.83	$1.30	$3.13

Weighted-average shares outstanding:
Basic shares	50,658	52,955	51,799	54,117
Diluted shares	51,111	53,319	52,101	54,576

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income	$24,550	$150,712	$67,538	$170,384
Other comprehensive income (loss), net of tax
(Loss) gain on foreign currency translation adjustments	(59)	(117,669)	702	(139,539)
Unrealized loss on marketable securities	(82)	(44)	(81)	(2)
Unrealized gain on interest rate swap	96	452	678	452
Comprehensive income	24,505	33,451	68,837	31,295
Comprehensive loss attributable to redeemable noncontrolling interest	102	271	359	586
Comprehensive income attributable to Adtalem Global Education	$24,607	$33,722	$69,196	$31,881

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$67,538	$170,384
Loss from discontinued operations	21,203	1,758
Income from continuing operations	88,741	172,142
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	11,247	11,328
Amortization and adjustments to operating lease assets	39,875	32,369
Depreciation	27,865	25,773
Amortization of intangible assets	7,555	7,686
Amortization of deferred debt issuance costs	1,548	1,174
Provision for bad debts	8,338	12,955
Deferred income taxes	(3,328)	1,441
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	1,589	147
Realized and unrealized (gain) loss on investments	(2,002)	1,106
Realized gain on sale of assets	—	(4,779)
Unrealized gain on derivative	—	(83,832)
Changes in assets and liabilities:
Accounts receivable	5,314	(19,922)
Prepaid expenses and other current assets	(7,398)	(17,123)
Accounts payable	(104)	(18,495)
Accrued payroll and benefits	1,661	(6,291)
Accrued liabilities	8,649	(4,810)
Deferred revenue	25,081	24,103
Operating lease liabilities	(37,654)	(41,628)
Other assets and liabilities	(9,772)	(1,314)
Net cash provided by operating activities-continuing operations	167,205	92,030
Net cash (used in) provided by operating activities-discontinued operations	(23,042)	13,501
Net cash provided by operating activities	144,163	105,531
Investing activities:
Capital expenditures	(34,844)	(31,934)
Proceeds from sales of marketable securities	2,387	1,572
Purchases of marketable securities	(2,414)	(1,755)
Proceeds from sale of assets	—	6,421
Cash received on purchase price adjustment	—	92
Net cash used in investing activities-continuing operations	(34,871)	(25,604)
Net cash used in investing activities-discontinued operations	—	(3,803)
Net cash used in investing activities	(34,871)	(29,407)
Financing activities:
Proceeds from exercise of stock options	889	2,276
Employee taxes paid on withholding shares	(4,144)	(5,315)
Proceeds from stock issued under Colleague Stock Purchase Plan	160	—
Repurchases of common stock for treasury	(81,568)	(136,889)
Proceeds from long-term debt	800,000	225,000
Repayments of long-term debt	(2,250)	(177,250)
Payment of debt issuance costs	(18,047)	—
Proceeds from down payment on seller loan	—	5,200
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(6,247)
Net cash provided by (used in) financing activities-continuing operations	695,040	(93,225)
Net cash used in financing activities-discontinued operations	—	(2,920)
Net cash provided by (used in) financing activities	695,040	(96,145)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	343	(27,907)
Net increase (decrease) in cash, cash equivalents and restricted cash	804,675	(47,928)
Cash, cash equivalents and restricted cash at beginning of period	501,105	300,467
Cash, cash equivalents and restricted cash at end of period	1,305,780	252,539
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	83,961
Cash, cash equivalents and restricted cash at end of period	$1,305,780	$168,578

The accompanying notes are an integral part of these consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
December 31, 2019	$806	$496,674	$2,032,788	$(159,118)	$(1,076,238)	$1,294,912
Net income attributable to Adtalem Global Education			150,832			150,832
Other comprehensive loss, net of tax				(117,261)		(117,261)
Stock-based compensation		2,811				2,811
Net activity from stock-based compensation awards		218			(83)	135
Repurchases of common shares for treasury					(36,870)	(36,870)
March 31, 2020	$806	$499,703	$2,183,620	$(276,379)	$(1,113,191)	$1,294,559

December 31, 2020	$810	$512,102	$1,970,813	$(7,711)	$(1,162,235)	$1,313,779
Net income attributable to Adtalem Global Education			24,652			24,652
Other comprehensive loss, net of tax				(45)		(45)
Stock-based compensation		3,595				3,595
Net activity from stock-based compensation awards	1	941			(180)	762
Proceeds from stock issued under Colleague Stock Purchase Plan		(11)			97	86
Repurchases of common shares for treasury					(36,605)	(36,605)
March 31, 2021	$811	$516,627	$1,995,465	$(7,756)	$(1,198,923)	$1,306,224

June 30, 2019	$801	$486,061	$2,012,902	$(137,290)	$(970,944)	$1,391,530
Net income attributable to Adtalem Global Education			170,718			170,718
Other comprehensive loss, net of tax				(139,089)		(139,089)
Stock-based compensation		11,405				11,405
Net activity from stock-based compensation awards	5	2,237			(5,358)	(3,116)
Repurchases of common shares for treasury					(136,889)	(136,889)
March 31, 2020	$806	$499,703	$2,183,620	$(276,379)	$(1,113,191)	$1,294,559

June 30, 2020	$807	$504,434	$1,927,568	$(9,055)	$(1,113,333)	$1,310,421
Net income attributable to Adtalem Global Education			67,897			67,897
Other comprehensive income, net of tax				1,299		1,299
Stock-based compensation		11,252				11,252
Net activity from stock-based compensation awards	4	994			(4,253)	(3,255)
Proceeds from stock issued under Colleague Stock Purchase Plan		(53)			231	178
Repurchases of common shares for treasury					(81,568)	(81,568)
March 31, 2021	$811	$516,627	$1,995,465	$(7,756)	$(1,198,923)	$1,306,224

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

On September 11, 2020, Adtalem entered into a Membership Interest Purchase Agreement (the “Agreement”) with Laureate Education, Inc. (“Laureate” or “Seller”), a Delaware public benefit corporation, pursuant to which Adtalem has agreed to acquire from Seller all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company (together with e-Learning, “Walden”), in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Agreement (the “Acquisition”). Walden owns and operates Walden University, an online for-profit university headquartered in Minneapolis, Minnesota. The Board of Directors of Adtalem (the “Board”) has unanimously approved the Acquisition. The closing of the Acquisition is expected to occur in the first quarter of fiscal year 2022 and is subject to certain closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission (the “HLC”) and required antitrust approvals. Acquisition and integration costs incurred for this transaction during the three and nine months ended March 31, 2021 were $3.6 million and $28.2 million, respectively.

On September 16, 2020, Laureate advised Adtalem that Walden University had received a letter from the U.S. Department of Justice (the “DOJ”) indicating that the DOJ, along with several other government agencies, is conducting an investigation into allegations that Walden University may have violated the federal False Claims Act by misrepresenting its compliance with provisions of its Program Participation Agreement with the U.S. Department of Education relating, generally, to potential false representations to the Commission on Collegiate Nursing Education and false advertising to students about (1) the content and cost of Walden’s Masters of Science in Nursing program, or (2) the availability of clinical site placements required for mandatory practicum courses for such program (collectively, the “DOJ Investigation”). Subsequently, Walden disclosed the DOJ Investigation to the HLC. On October 13, 2020, Laureate advised Adtalem that Walden University had received a letter from the HLC notifying Walden University that the HLC seeks to assign a public Governmental Investigation designation to Walden University. On November 9, 2020, the HLC assigned the designation of “Under Governmental Investigation” to Walden University, which will remain in place until the President of the HLC determines the institution has resolved the issues that led to the designation. On April 28, 2021, Laureate advised Adtalem that the DOJ has decided not to intervene at this time in a recently unsealed federal lawsuit in which a former student and a former preceptor are seeking to bring claims on behalf of the government against Laureate and Walden.

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

Although our current estimates contemplate current conditions, including the impact of the novel coronavirus (“COVID-19”) pandemic, and how we anticipate them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and financial condition. On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization, which recommended containment and mitigation measures worldwide. COVID-19 and the response of governmental and public health organizations in dealing with the pandemic included restricting general activity levels within communities, the economy, and operations of our customers. While we have experienced an impact to our business, operations, and financial results as a result of the COVID-19 pandemic, it may have even more far-reaching impacts on many aspects of our operations including the impact on customer behaviors, business operations, our employees, and the market in general. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of COVID-19, actions taken to contain the virus, the efficacy and distribution of the vaccines, as well as, how quickly and to what extent normal economic and operating conditions can resume.

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

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. Based on the terms of the Note, DeVry University may make prepayments and may be required to make prepayments on the Note. The Note is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of March 31, 2021 and other assets, net as of each of June 30, 2020 and March 31, 2020. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option with the exception of one lease which expires in December 2023. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $22.3 million on the sale of DeVry University and transferred $40.2 million of cash and restricted cash balances to DeVry University in fiscal year 2019.

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”), pursuant to the Stock Purchase Agreement dated October 18, 2019. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, Adtalem Brazil is presented in Adtalem’s financial reporting as a discontinued operation. Pursuant to the terms and subject to the conditions set forth in the purchase agreement, Adtalem sold the issued and outstanding shares of Adtalem Brasil Holding S.A. (a/k/a Adtalem Brazil) to the Purchaser for R$1,920 million, subject to certain post-closing adjustments pursuant to the purchase agreement. Adtalem received $345.9 million in sale proceeds and $56.0 million of Adtalem Brazil’s cash, for a combined $401.9 million upon the sale. Adtalem Brazil’s cash balance on the sale date was $88.4 million, resulting in $313.5 million of cash proceeds, net of this cash transferred. In addition, Adtalem received $110.7 million from the settlement of a deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil to economically hedge the Brazilian Real sales price through the mitigation of the currency exchange rate risk. Adtalem recorded this settlement as a pre-tax gain on the hedge of $110.7 million in fiscal year 2020. The hedge agreement had a total notional amount of R$2,154 million. The derivative associated with the hedge agreement did not qualify for hedge accounting treatment under ASC 815, and as a result, all changes in fair value were recorded within the income statement. Adtalem recorded a pre-tax unrealized gain on the hedge agreement derivative based on a foreign exchange forward spot rate as of March 31, 2020 of $111.8 million and $83.8 million for the three and nine months ended March 31, 2020, respectively, (see Note 17 “Fair Value Measurements” for additional information) with an $83.8 million asset included within prepaid expenses and other current assets on the March 31, 2020 Consolidated Balance Sheet.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale as of March 31, 2020, which includes only Adtalem Brazil balances as Carrington and DeVry University were sold prior to that date (in thousands):

March 31,
2020
Assets:
Current assets:
Cash and cash equivalents	$83,961
Accounts receivable, net	52,507
Prepaid expenses and other current assets	5,949
Total current assets held for sale	142,417
Noncurrent assets:
Property and equipment, net	57,610
Operating lease assets	54,092
Deferred income taxes	4,144
Intangible assets, net	88,403
Goodwill	138,914
Other assets, net	9,542
Total noncurrent assets held for sale	352,705
Total assets held for sale	$495,122

Liabilities:
Current liabilities:
Accounts payable	$2,378
Accrued payroll and benefits	10,671
Accrued liabilities	4,891
Deferred revenue	8,688
Current operating lease liabilities	8,322
Total current liabilities held for sale	34,950
Noncurrent liabilities:
Long-term operating lease liabilities	46,747
Deferred income taxes	3,046
Other liabilities	12,194
Total noncurrent liabilities held for sale	61,987
Total liabilities held for sale	$96,937

The following is a summary of income statement information of operations reported as discontinued operations, which includes Adtalem Brazil’s, Carrington’s, and DeVry University’s operations through the date of each respective sale (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue	$—	$41,355	$—	$142,160
Operating cost and expense:
Cost of educational services	—	28,940	—	98,605
Student services and administrative expense	6,836	17,781	28,107	47,860
Restructuring expense	—	199	—	625
Total operating cost and expense	6,836	46,920	28,107	147,090
Operating loss	(6,836)	(5,565)	(28,107)	(4,930)
Other income (expense):
Interest and dividend income	—	425	—	2,164
Interest expense	—	(807)	—	(2,770)
Net other expense	—	(382)	—	(606)
Loss from discontinued operations before income taxes	(6,836)	(5,947)	(28,107)	(5,536)
Benefit from income taxes	1,679	3,228	6,904	3,778
Net loss from discontinued operations attributable to Adtalem	$(5,157)	$(2,719)	$(21,203)	$(1,758)

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

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended March 31, 2021
	Medical and Healthcare	Financial Services	Consolidated
Higher education	$229,422	$—	$229,422
Test preparation/certifications	—	36,202	36,202
Conferences/seminars	—	4,596	4,596
Memberships/subscriptions	—	7,910	7,910
Other	791	1,733	2,524
Total	$230,213	$50,441	$280,654

	Nine Months Ended March 31, 2021
	Medical and Healthcare	Financial Services	Consolidated
Higher education	$681,855	$—	$681,855
Test preparation/certifications	—	95,378	95,378
Conferences/seminars	—	26,143	26,143
Memberships/subscriptions	—	23,703	23,703
Other	1,580	3,347	4,927
Total	$683,435	$148,571	$832,006

	Three Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Consolidated
Higher education	$222,019	$—	$222,019
Test preparation/certifications	—	26,236	26,236
Conferences/seminars	—	11,925	11,925
Memberships/subscriptions	—	5,590	5,590
Other	5,325	392	5,717
Total	$227,344	$44,143	$271,487

	Nine Months Ended March 31, 2020
	Medical and Healthcare	Financial Services	Consolidated
Higher education	$637,625	$—	$637,625
Test preparation/certifications	—	78,145	78,145
Conferences/seminars	—	42,738	42,738
Memberships/subscriptions	—	15,512	15,512
Other	17,386	866	18,252
Total	$655,011	$137,261	$792,272

In addition, see Note 19 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Higher education: Higher education revenue consists of tuition, fees, books, and other educational products. The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these books and other educational products on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor, which revenue was not significant for the three and nine months ended March 31, 2021 and 2020.

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

Management reassesses collectability on a student-by-student basis throughout the period revenue is recognized. This reassessment is based upon new information and changes in facts and circumstances relevant to a student’s ability to pay. Management also reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis.

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

For our Financial Services businesses, customers are billed and payment is generally due at the time of order placement. In most cases, performance obligations are delivered subsequent to payments received. Delivering our performance obligations reduces deferred revenue, and accounts receivable is reduced upon payments received. In instances when customers are offered a flexible payment plan option, payment is received after satisfying the performance obligation.

Revenue of $87.7 million was recognized during the first nine months of fiscal year 2021 that was included in the deferred revenue balance at the beginning of fiscal year 2021. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, increases from payments received related to academic terms commencing after the end of the reporting period, and increases from payments from customers in advance of Adtalem performing its applicable performance obligation.

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

5. Restructuring Charges

During the third quarter and first nine months of fiscal year 2021, Adtalem recorded restructuring charges primarily related to Adtalem’s home office and ACAMS real estate consolidations. During the third quarter and first nine months of fiscal year 2020, Adtalem recorded restructuring charges primarily related to the sale of Becker’s courses for healthcare students and Adtalem’s home office real estate consolidations and workforce reductions. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 19 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Financial Services	$—	$—	$—	$1,415	$—	$1,415
Home Office and Other	1,217	—	1,217	4,700	490	5,190
Total	$1,217	$—	$1,217	$6,115	$490	$6,605

	Three Months Ended March 31, 2020			Nine Months Ended March 31, 2020
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$810	$—	$810	$1,129	$225	$1,354
Financial Services	—	—	—	2,862	254	3,116
Home Office and Other	255	789	1,044	4,779	1,090	5,869
Total	$1,065	$789	$1,854	$8,770	$1,569	$10,339

The following table summarizes the separation and restructuring plan activity for the fiscal years 2020 and 2021, for which cash payments are required (in thousands):

Liability balance as of June 30, 2019	$25,083
ASC 842 (leases) adjustment (1)	(25,030)
Liability balance as of July 1, 2019	53
Increase in liability (separation and other charges)	4,955
Reduction in liability (payments and adjustments)	(3,573)
Liability balance as of June 30, 2020	1,435
Increase in liability (separation and other charges)	490
Reduction in liability (payments and adjustments)	(1,925)
Liability balance as of March 31, 2021	$—

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

6. Income Taxes

Our effective income tax rates from continuing operations were 19.8% and 19.6% in the three and nine months ended March 31, 2021, respectively, and 4.3% and 9.6% in the three and nine months ended March 31, 2020, respectively. The effective tax rates in fiscal years 2021 and 2020 reflect the U.S. federal tax rate of 21% adjusted for state and local taxes, foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, in the three and nine months ended March 31, 2020, we did not record a tax provision on the pre-tax unrealized gain of $111.8 million and $83.8 million, respectively, from a derivative contract related to the deal-contingent hedge agreement on the Adtalem Brazil sale completed on April 24, 2020 (see Note 3 “Discontinued Operations and Assets Held for Sale” for additional information).

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Adtalem has elected not to defer the employees’ portion of payroll tax. Management continues to evaluate the other provisions of the Appropriations Act, but at present time does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

On March 11, 2021, the American Rescue Plan Act of 2021 (the “Rescue Act”) was enacted in response to the COVID-19 pandemic. The Rescue Act, among other things, expands the number of employees subject to the tax deductibility limitation of employee compensation in excess of $1 million for tax years beginning after December 31, 2026 and repeals the election for U.S. affiliated groups to allocate interest expense on a worldwide basis. Management is currently evaluating the other provisions of the Rescue Act, but at present time does not expect that the other provisions of the Rescue Act would result in a material tax or cash detriment.

7. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and stock awards not included in the computation of diluted earnings per share when their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$29,809	$153,551	$89,100	$172,476
Discontinued operations	(5,157)	(2,719)	(21,203)	(1,758)
Net	$24,652	$150,832	$67,897	$170,718

Denominator:
Weighted-average shares outstanding	50,065	52,498	51,236	53,647
Unvested participating RSUs	593	457	563	470
Weighted-average basic shares outstanding	50,658	52,955	51,799	54,117
Effect of dilutive stock awards	453	364	302	459
Weighted-average diluted shares outstanding	51,111	53,319	52,101	54,576

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$0.59	$2.90	$1.72	$3.19
Discontinued operations	$(0.10)	$(0.05)	$(0.41)	$(0.03)
Net	$0.49	$2.85	$1.31	$3.15
Diluted:
Continuing operations	$0.58	$2.88	$1.71	$3.16
Discontinued operations	$(0.10)	$(0.05)	$(0.41)	$(0.03)
Net	$0.48	$2.83	$1.30	$3.13

Weighted-average anti-dilutive stock awards	675	992	1,124	942

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

The classification of our accounts receivable balances was as follows (in thousands):

	March 31, 2021
	Gross	Allowance	Net
Trade receivables, current	$87,537	$(12,220)	$75,317
Financing receivables, current	5,019	(2,777)	2,242
Accounts receivable, current	$92,556	$(14,997)	$77,559

Financing receivables, current	$5,019	$(2,777)	$2,242
Financing receivables, noncurrent	40,728	(13,540)	27,188
Total financing receivables	$45,747	$(16,317)	$29,430

Our financing receivables relate to credit extension programs available to students at Chamberlain, AUC, RUSM, and RUSVM. These credit extension programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM, and RUSVM allow students to finance their living expenses. Repayment plans for financing agreements are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance once a student withdraws or graduates from a program. Most students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, which reduces the possibility of over borrowing. Payments may increase upon completing or departing school. After a student leaves school, the student typically will have a monthly installment repayment plan.

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

The credit quality analysis of financing receivables as of March 31, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$557	$344	$260	$386	$242	$656	$2,445
31-60 days past due	171	302	298	98	245	25	1,139
61-90 days past due	1,868	744	672	605	356	67	4,312
91-120 days past due	120	139	22	134	172	—	587
121-150 days past due	401	351	129	143	158	28	1,210
Greater than 150 days past due	5,994	2,369	1,512	950	313	116	11,254
Total past due	9,111	4,249	2,893	2,316	1,486	892	20,947
Current	5,114	3,243	2,322	2,002	1,955	10,164	24,800
Financing receivables, gross	$14,225	$7,492	$5,215	$4,318	$3,441	$11,056	$45,747

We refinanced loans during the third quarter of fiscal year 2021, which resulted in loans previously reported under an older origination year to now be categorized as a new loan under the 2021 origination year.

The following table includes our financing receivables credit risk profile disclosures for prior periods before we adopted ASC 326 on July 1, 2020 (in thousands):

				Over			Total
	1-30 Days	31-60 Days	61-90 Days	90 Days	Total		Financing
	Past Due	Past Due	Past Due	Past Due	Past Due	Current	Receivables
Financing receivables:
June 30, 2020	$7,192	$1,755	$1,547	$13,782	$24,276	$25,749	$50,025
March 31, 2020	$3,484	$1,145	$1,673	$13,382	$19,684	$30,612	$50,296

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

For our financing receivables, we primarily use historical loss rates based on an aging schedule. As these financing receivables are based on long-term financing agreements offered by Adtalem, management believes that delinquency provides the best credit loss estimate. As the financing receivable balances become further past due, it is less likely we will receive payment, causing our estimate of credit losses to increase.

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$11,298	$17,355	$28,653	$10,825	$15,690	$26,515
Write-offs	(1,499)	(1,934)	(3,433)	(3,401)	(3,787)	(7,188)
Recoveries	336	20	356	727	145	872
Provision for credit losses	2,085	876	2,961	4,069	4,269	8,338
Ending balance	$12,220	$16,317	$28,537	$12,220	$16,317	$28,537

	Three Months Ended March 31, 2020			Nine Months Ended March 31, 2020
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$9,652	$13,873	$23,525	$8,243	$6,289	$14,532
Write-offs	(475)	(593)	(1,068)	(3,379)	(664)	(4,043)
Recoveries	202	12	214	706	40	746
Provision for credit losses	120	1,399	1,519	3,929	9,026	12,955
Ending balance	$9,499	$14,691	$24,190	$9,499	$14,691	$24,190

Allowance for bad debts on short-term and long-term receivables as of March 31, 2021, June 30, 2020, and March 31, 2020 were $28.5 million, $26.5 million, and $24.2 million, respectively. The increase in the reserve from the year-ago period is driven by an increase in our overall historical loss rates, primarily related to the credit extension programs at the medical and veterinary schools.

Accounts receivable, net decreased with an offsetting increase in other assets, net on the Consolidated Balance Sheet as of March 31, 2021 compared to the prior periods presented primarily due to a correction in the methodology on how we classify financing receivable balances between current and noncurrent assets.

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The DeVry University loan receivable is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of March 31, 2021 and other assets, net as of each of June 30, 2020 and March 31, 2020, and is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable is included in other assets, net on the Consolidated Balance Sheet as of March 31, 2021, June 30, 2020, and March 31, 2020 is $42.4 million, $41.4 million, and $41.1 million, respectively, and was originally determined by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

9. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	June 30,	March 31,
	2021	2020	2020
Land	$44,276	$43,246	$41,480
Building	326,963	313,068	319,006
Equipment	266,504	248,359	244,369
Construction in progress	12,154	12,449	13,899
Property and equipment, gross	649,897	617,122	618,754
Accumulated depreciation	(358,875)	(331,020)	(332,408)
Property and equipment, net	$291,022	$286,102	$286,346

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

10. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through January 2031, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes the noncancelable period of the lease, as well as any periods for which we are reasonably certain to exercise extension options. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have not entered into any financing leases.

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

As of March 31, 2021, we entered into one additional operating lease that has not yet commenced. The operating lease will commence during the first quarter of fiscal year 2022, has an 11-year lease term, and will result in an additional lease asset and lease liability of approximately $21.3 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating lease cost	$13,782	$14,121	$40,526	$43,129
Sublease income	(4,025)	(4,757)	(12,401)	(14,943)
Total lease cost	$9,757	$9,364	$28,125	$28,186

Maturities of lease liabilities by fiscal year as of March 31, 2021 were as follows (in thousands):

Operating
Fiscal Year	Leases
2021 (remaining)	$16,622
2022	65,084
2023	52,122
2024	38,330
2025	28,420
Thereafter	52,970
Total lease payments	253,548
Less: imputed interest	(34,251)
Present value of lease liabilities	$219,297

Lease term and discount rate were as follows:

March 31,
2021
Weighted-average remaining operating lease term (years)	5.1
Weighted-average operating lease discount rate	5.5%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$12,040	$12,559	$34,939	$36,576
Operating lease assets obtained in exchange for operating lease liabilities	$(15,801)	$12,532	$29,275	$18,187

During the second quarter of fiscal year 2021, we recorded an increase in our operating lease asset and operating lease liability for an existing operating lease location because we were reasonably certain to extend the lease. Due to a change in circumstances, we are no longer extending the lease. Therefore, we recorded a reversal of the increase in the operating lease asset and operating lease liability during the third quarter of fiscal year 2021, which resulted in the negative value in the table above.

Adtalem maintains agreements to lease either a portion or the full space of three facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 16 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals. Future minimum lease and sublease rental income under these agreements as of March 31, 2021, were as follows (in thousands):

Fiscal Year	Amount
2021 (remaining)	$4,634
2022	17,311
2023	16,078
2024	10,261
2025	5,121
Thereafter	2,038
Total lease and sublease rental income	$55,443

11. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	March 31,	June 30,	March 31,
Reporting Unit	2021	2020	2020
Chamberlain	$4,716	$4,716	$4,716
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Financial Services	376,325	376,004	376,025
Total	$686,535	$686,214	$686,235

The table below summarizes goodwill balances by reportable segment (in thousands):

	March 31,	June 30,	March 31,
Reportable Segment	2021	2020	2020
Medical and Healthcare	$310,210	$310,210	$310,210
Financial Services	376,325	376,004	376,025
Total	$686,535	$686,214	$686,235

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

	Medical and	Financial
	Healthcare	Services	Total
June 30, 2019	$310,210	$377,046	$687,256
Purchase accounting adjustments	—	(92)	(92)
Foreign exchange rate changes	—	(929)	(929)
March 31, 2020	310,210	376,025	686,235
Foreign exchange rate changes	—	(21)	(21)
June 30, 2020	310,210	376,004	686,214
Foreign exchange rate changes	—	321	321
March 31, 2021	$310,210	$376,325	$686,535

The change in the Financial Services segment goodwill balance from June 30, 2020 is the result of a change in the foreign currency exchange rates on the EduPristine goodwill balance recorded in the Indian Rupee compared to the U.S. dollar.

Intangible assets consisted of the following (in thousands):

	March 31, 2021
	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amortization Period
Amortizable intangible assets:
Customer relationships	$68,900	$(26,144)	10 Years
Curriculum/software	11,600	(3,544)	6 Years
Course delivery technology	6,700	(2,457)	5 Years
Total	$87,200	$(32,145)
Indefinite-lived intangible assets:
Trade names	$95,702
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,942

	June 30, 2020
	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$68,900	$(21,044)
Curriculum/software	11,600	(2,094)
Course delivery technology	7,200	(1,952)
Total	$87,700	$(25,090)
Indefinite-lived intangible assets:
Trade names	$95,664
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,904

	March 31, 2020
	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$68,900	$(19,318)
Curriculum/software	11,600	(1,611)
Course delivery technology	7,200	(1,585)
Total	$87,700	$(22,514)
Indefinite-lived intangible assets:
Trade names	$95,666
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,906

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	March 31,	June 30,	March 31,
Reportable Segment	2021	2020	2020
Medical and Healthcare	$137,500	$137,500	$137,500
Financial Services	87,442	87,404	87,406
Total	$224,942	$224,904	$224,906

Amortization expense for amortized intangible assets was $2.5 million and $7.6 million in the three and nine months ended March 31, 2021, respectively, and $2.6 million and $7.7 million in the three and nine months ended March 31, 2020, respectively. Estimated intangible asset amortization expense is as follows (in thousands):

Financial
Fiscal Year	Services
2021 (remaining)	$2,518
2022	9,943
2023	9,792
2024	9,509
2025	7,933
Thereafter	15,360
Total	$55,055

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

Adtalem has four reporting units that contained goodwill as of the third quarter of fiscal year 2021. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units, as of March 31, 2021, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of the third quarter of fiscal year 2021. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of March 31, 2021.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2020, and that no interim events or deviations from planned operating results occurred as of March 31, 2021 that would cause management to reassess these conclusions. Although the COVID-19 pandemic is expected to have a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets, at this time none of the effects are considered significant enough to create a triggering event. The effects are currently projected to be short-term and would not significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate, the revenue and operating results could also deteriorate to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments.

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

12. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	March 31,	June 30,	March 31,
	2021	2020	2020
Total debt:
Senior Secured Notes due 2028	$800,000	$—	$—
Term B Loan	291,750	294,000	294,750
Revolver	—	—	160,000
Total principal payments due	1,091,750	294,000	454,750
Unamortized debt issuance costs	(21,186)	(4,885)	(5,140)
Total amount outstanding	1,070,564	289,115	449,610
Less current portion:
Term B Loan	(3,000)	(3,000)	(3,000)
Noncurrent portion	$1,067,564	$286,115	$446,610

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2021 (remaining)	$750
2022	3,000
2023	3,000
2024	3,000
2025	282,000
Thereafter	800,000
Total	$1,091,750

Senior Secured Notes due 2028

On March 1, 2021, Adtalem Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Adtalem, issued $800 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028, pursuant to an indenture, dated as of March 1, 2021 (the “Indenture”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee and notes collateral agent. The Notes were sold within the U.S. only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act.

The Escrow Issuer has deposited the net proceeds of the offering, along with certain additional funds, into a segregated depositary account (the “Escrow Account”). Adtalem intends to use the net proceeds of the offering, along with other financing sources, to finance the purchase price payable in connection with Adtalem’s previously announced Acquisition and to pay related fees and expenses.

 Upon consummation of the Acquisition, the Escrow Issuer will merge with and into Adtalem, with Adtalem continuing as the surviving corporation (the “Escrow Merger”), and Adtalem will assume all of the Escrow Issuer's obligations under the Notes, the Indenture, any supplemental indentures thereto, the applicable collateral documents, and the other applicable documents (the “Assumption”) and subject to the satisfaction of certain other conditions, the net proceeds from the offering and the other additional funds will be released from the Escrow Account to the Issuer or its designee. If the Acquisition is not consummated, the Escrow Issuer will be required to redeem the Notes at a price equal to 100% of the issue price of the Notes plus accrued and unpaid interest, if any, to, but not including, the redemption date. The term “Issuer” refers (a) prior to the Assumption, to the Escrow Issuer and (b) from and after the Assumption, to Adtalem.

The Notes were issued at 100.0% of their par value. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2021, to holders of record on the preceding February 15 and August 15, as the case may be. The Notes will initially be the senior secured obligations of the Escrow Issuer, secured only by the amounts deposited in the Escrow Account. Upon the consummation of the Escrow Merger, the Assumption and the release of funds from the Escrow Account, the Notes will be guaranteed by certain of Adtalem’s subsidiaries that are or will be borrowers or guarantors under its senior secured credit facilities and certain of its other senior indebtedness, subject to certain exceptions (the “Guarantors”). Upon the consummation of the Escrow Merger, the Assumption and the release of funds from the Escrow Account, the Notes will be secured, subject to permitted liens and certain other exceptions, by first priority liens on the same collateral that secures the obligations under Adtalem’s senior secured credit facilities.

 At any time prior to March 1, 2024, the Issuer may redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus a make-whole premium set forth in the Indenture and accrued and unpaid interest, if any, to, but not including, the redemption date. The Issuer may redeem the Notes, in whole or in part, at any time on or after March 1, 2024 at redemption prices equal to 102.75%, 101.375% and 100% of the principal amount of the Notes redeemed if the redemption occurs during the twelve-month periods beginning on March 1 of the years 2024, 2025, and 2026 and thereafter, respectively, in each case plus accrued and unpaid interest, if any, thereon to, but not including, the applicable redemption date. In addition, at any time prior to March 1, 2024, the Issuer may redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 105.5% of the aggregate principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with the net cash proceeds the Issuer receives from one or more qualifying equity offerings.

The Notes contain covenants that, following the Assumption, will limit the ability of the Issuer and each of the Guarantors to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the Guarantors to make dividends or other payments to Adtalem; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Indenture and the Notes also provide for certain customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or be declared due and payable or would allow the trustee or the holders of at least 25% in principal amount of the then outstanding Notes to declare the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable by notice in writing to the Issuer and, upon such declaration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

In addition to the $800 million deposited in the Escrow Account, Adtalem must transfer an amount equal to the accrued interest related to the Notes on a monthly basis into the Escrow Account. The funds held in the Escrow Account to fund the Acquisition of $804.3 million is recorded within restricted cash on the Consolidated Balance Sheet as of March 31, 2021 and are not available to Adtalem for general corporate purposes.

New Credit Facility

On February 12, 2021, Adtalem placed a $850 million senior secured term loan (“New Term Loan”) into the loan market to provide future funding for the Acquisition. In addition, Adtalem expects to secure a $400 million senior secured revolving loan facility (“New Revolver”) based on the commitment letter (the “Commitment Letter”) Adtalem entered into on September 11, 2020 with Morgan Stanley Senior Funding, Inc. (“MSSF”), Barclays Bank PLC (“Barclays”), Credit

Suisse AG, Cayman Islands Branch (“CS”) and Credit Suisse Loan Funding LLC (“CSLF” and, together with CS and their respective affiliates, “Credit Suisse”), and MUFG Bank, Ltd. (together with MSSF, Barclays and Credit Suisse, the “Commitment Parties”). We refer to the New Revolver and New Term Loan collectively as the “New Credit Facility.” The proceeds of the New Credit Facility will be used, among other things, to finance the Acquisition, refinance Adtalem’s existing credit agreement, pay fees and expenses related to the Acquisition, and in the case of the New Revolver, to finance ongoing working capital and general corporate purposes. The commitments under the Commitment Letter are subject to customary closing conditions. The New Credit Facility will close at the same time as the closing date of the Acquisition. The New Revolver will have a five-year term and the New Term Loan will have a seven-year term from the closing date.

The New Term Loan will be issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The New Term Loan interest rate is equal to LIBOR plus a 4.5% margin, subject to a LIBOR floor of 0.75%. The New Term Loan requires quarterly installment payments of $2,125,000. For 30 days beginning on March 15, 2021, Adtalem began accruing ticking fees at 50% of the applicable 4.5% margin. Beginning on April 14, 2021 and until the closing date of the New Term Loan, Adtalem will accrue ticking fees at a rate equal to LIBOR plus a 4.5% margin, subject to a LIBOR floor of 0.75%. All ticking fees will be paid at the time of the New Term Loan closing date and are recorded within interest expense as accrued in the Consolidated Statements of Income. As discussed below, management is monitoring the future need for a replacement rate for LIBOR.

Credit Agreement

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

On December 4, 2020, Adtalem entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment provides for, among other things, certain amendments to the Credit Agreement (i) to permit the issuance of up to $1 billion in debt securities by a newly formed wholly-owned “escrow” subsidiary of Adtalem, the proceeds of which issuance, if any, are expected to be held in escrow and used to finance a portion of the Acquisition and to pay transaction fees and expenses related thereto and (ii) to extend the time period Adtalem has to reinvest proceeds from the disposition of certain Brazilian assets of Adtalem before Adtalem is required to prepay the term loans under the Credit Agreement with such proceeds. The Acquisition would satisfy this reinvestment requirement.

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

Term B Loan

For Eurocurrency rate loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan requires quarterly installment payments of $750,000, with the balance due at maturity on April 13, 2025. As of March 31, 2021, June 30, 2020, and March 31, 2020, the interest rate for borrowings under the Term B Loan facility was 3.11%, 3.18%, and 3.99%, respectively, which approximated the effective interest rate.

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

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate, plus an applicable margin based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. As of March 31, 2020, borrowings under the Revolver were $160 million with a weighted-average interest rate of 2.86%. There were no outstanding borrowings under the Revolver as of each of March 31, 2021 and June 30, 2020.

Adtalem had a letter of credit outstanding of $68.4 million as of each of March 31, 2021, June 30, 2020, and March 31, 2020. This letter of credit was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and requires the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. As of March 31, 2021, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% as of March 31, 2021, of the undrawn portion of the Revolver. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $231.6 million as of March 31, 2021. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Debt Issuance Costs

The debt issuance costs related to the Notes and Term B Loan are capitalized and presented as a direct deduction from the face amount of the debt, while the deferred debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt issuance costs are amortized as interest expense over seven years for the Notes and Term B Loan and over five years for the Revolver. The following table summarizes the debt issuance costs activity for the nine months ended March 31, 2021 (in thousands):

	Notes	Term B Loan	Revolver	Total
Unamortized debt issuance costs as of June 30, 2020	$—	$4,885	$1,516	$6,401
Payment of debt issuance costs	16,325	1,015	707	18,047
Amortization of debt issuance costs	(194)	(845)	(509)	(1,548)
Unamortized debt issuance costs as of March 31, 2021	$16,131	$5,055	$1,714	$22,900

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. Adtalem has not paid a dividend since December 2016. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of March 31, 2021.

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

In addition, Adtalem maintains a 71% ownership interest in EduPristine with the remaining 29% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm, as of March 31, 2021. Beginning on March 26, 2020, Adtalem has had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen has had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen will have the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem.

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

The following is a reconciliation of the redeemable noncontrolling interest balance (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Balance at beginning of period	$2,595	$3,082	$2,852	$9,543
Net loss attributable to redeemable noncontrolling interest	(102)	(120)	(359)	(334)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	—	—	(6,247)
Balance at end of period	$2,493	$2,962	$2,493	$2,962

14. Share Repurchases

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The twelfth and current share repurchase program commenced in January 2021. Adtalem made share repurchases under its share repurchase programs as follows (in thousands, except shares and per share data):

	Three Months Ended		Nine Months Ended		Life-to-Date
	March 31,		March 31,		Current Share
	2021	2020	2021	2020	Repurchase Program
Total number of share repurchases	974,883	1,164,308	2,448,746	3,838,275	966,722
Total cost of share repurchases	$36,605	$36,870	$81,568	$136,889	$36,337
Average price paid per share	$37.55	$31.67	$33.31	$35.66	$37.59

As of March 31, 2021, $263.7 million of authorized share repurchases were remaining under the current share repurchase program. Repurchases under our share repurchase programs were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Foreign currency translation adjustments
Beginning balance	$(622)	$(159,259)	$(1,383)	$(137,389)
(Loss) gain on foreign currency translation	(59)	(117,669)	702	(139,539)
Ending balance	$(681)	$(276,928)	$(681)	$(276,928)

Marketable securities
Beginning balance, gross	$243	$186	$242	$131
Beginning balance, tax effect	(59)	(45)	(59)	(32)
Beginning balance, net of tax	184	141	183	99
Unrealized loss on marketable securities	(109)	(58)	(107)	(3)
Tax effect	27	14	26	1
Ending balance	$102	$97	$102	$97

Interest rate swap
Beginning balance, gross	$(9,629)	$—	$(10,399)	$—
Beginning balance, tax effect	2,356	—	2,544	—
Beginning balance, net of tax	(7,273)	—	(7,855)	—
Unrealized gain on interest rate swap	127	598	897	598
Tax effect	(31)	(146)	(219)	(146)
Ending balance	$(7,177)	$452	$(7,177)	$452

Total ending balance at March 31	$(7,756)	$(276,379)	$(7,756)	$(276,379)

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

As of March 31, 2021, 3,603,263 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the nine months ended March 31, 2021:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2020	1,439,630	$31.95
Granted	281,075	32.03
Exercised	(45,136)	23.66
Forfeited	(1,288)	49.05
Expired	(35,050)	41.84
Outstanding as of March 31, 2021	1,639,231	31.99	6.45	$14,246
Exercisable as of March 31, 2021	985,701	$29.24	5.28	$11,093

The total intrinsic value of options exercised for the nine months ended March 31, 2021 and 2020 was $0.7 million and $0.9 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2021 and 2020 was $12.23 and $16.98, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

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

During the first nine months of fiscal year 2021, Adtalem granted 564,900 RSUs to selected employees and directors. Of these, 191,850 were performance-based RSUs and 373,050 were non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation, and amortization, calculated on a non-GAAP basis. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, three, or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem, or upon retirement. During the restriction period, the recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the nine months ended March 31, 2021:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2020	767,973	$39.42
Granted	564,900	30.62
Vested	(366,852)	34.95
Forfeited	(38,619)	38.13
Outstanding as of March 31, 2021	927,402	$35.88

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2021 and 2020 were $30.62 and $42.38, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Cost of educational services	$338	$260	$1,076	$1,027
Student services and administrative expense	3,257	2,521	10,171	10,301
	3,595	2,781	11,247	11,328
Income tax benefit	(910)	(642)	(2,077)	(3,887)
Net stock-based compensation expense	$2,685	$2,139	$9,170	$7,441

As of March 31, 2021, $25.5 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of options and RSUs vested during the nine months ended March 31, 2021 and 2020 was approximately $17.1 million and $13.5 million, respectively.

There was no capitalized stock-based compensation cost as of each of March 31, 2021, June 30, 2020, and March 31, 2020.

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

Adtalem maintains a rabbi trust to fund obligations under a non-qualified deferred compensation plan. The rabbi trust investments in stock and bond mutual funds, which are carried at fair value, are classified as marketable securities on the Consolidated Balance Sheets. All investments in marketable securities are recorded at fair value based upon quoted market prices using Level 1 inputs.

The fair value of the credit extension programs, which approximates its carrying value, included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of March 31, 2021, June 30, 2020, and March 31, 2020 of $29.4 million, $34.3 million, and $35.6 million, respectively, is estimated by discounting the future cash flows using current rates for similar arrangements and is classified as Level 2. See Note 8 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The fair value of the DeVry University loan receivable approximates its carrying value of $10.0 million for each reporting date. The carrying value is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of March 31, 2021 and in other assets, net as of each of June 30, 2020 and March 31, 2020. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum and is classified as Level 2.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, included in other assets, net on the Consolidated Balance Sheet as of March 31, 2021, June 30, 2020, and March 31, 2020 is $42.4 million, $41.4 million, and $41.1 million, respectively. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

As of March 31, 2021, June 30, 2020, and March 31, 2020, borrowings under our long-term debt agreements were $1,091.8 million, $294.0 million, and $454.8 million, respectively. The carrying value of our long-term debt approximates fair value because the interest rates on these borrowings approximated the effective interest rate and is classified as Level 2. See Note 12 “Debt” for additional information on our long-term debt agreements.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to fully mitigate risks associated with the variable interest rate on our Term B Loan debt with an effective date of March 31, 2020. The fair value of our Swap is based in part on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the Swap, taking into consideration current and projected future interest rates as well as the creditworthiness of the counterparty, all of which can be validated through readily observable data from external sources, in which case the measurements are classified within Level 2. The fair value of the Swap is represented within other liabilities on the Consolidated Balance Sheet with a balance of $9.5 million and $10.4 million as of March 31, 2021 and June 30, 2020, respectively, and within other assets, net on the Consolidated Balance Sheet with a balance of $0.6 million as of March 31, 2020. See Note 12 “Debt” for additional information on the Swap.

In connection with the sale of Adtalem Brazil completed on April 24, 2020, Adtalem entered into a deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated sales price through mitigation of the currency exchange rate risk. The hedge agreement had a total notional amount of R$2,154. Adtalem recorded a pre-tax unrealized gain on the hedge agreement derivative based on a foreign exchange forward spot rate as of March 31, 2020 of $111.8 million and $83.8 million for the three and nine months ended March 31, 2020, respectively, with a $83.8 million asset included within prepaid expenses and other current assets on the March 31, 2020 Consolidated Balance Sheet. The fair value of this derivative was calculated using observable market-based inputs to a model to calculate fair value, in which case the measurements are classified within Level 2. These model inputs include foreign exchange forward contract spot rates and contract defined point adjustments and settlement prices.

As of March 31, 2021, June 30, 2020, and March 31, 2020, there were no assets or liabilities measured at fair value using Level 3 inputs.

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

18. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of March 31, 2021, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of March 31, 2021. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against the Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the Court granted plaintiff’s motion for leave to file an amended complaint. The plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. The defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019 and the Court granted Defendants’ motion on July 29, 2019, with leave to amend. The plaintiff has filed an amended complaint on August 26, 2019. On October 18, 2019, defendants’ moved to dismiss this complaint as it is substantially similar to the one the Court previously dismissed. No hearing on the motion to dismiss is currently scheduled. The Court granted a Motion for Preliminary Approval of Class Action Settlement (the “Settlement”) on May 28, 2020. In conjunction with the Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 30, 2020 and March 31, 2021. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheet as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statement of Income (Loss) for the year ended June 30, 2020. As of June 30, 2020, we had anticipated the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. We now anticipate the potential payments related to this loss contingency to be made from the escrow account within the next twelve months. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The Court issued an order approving the settlement on October 7, 2020, and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of Jose David Valderrama, a class member who objected to the terms of the settlement, a notice to appeal the Court’s order approving the settlement. On November 5, 2020, Richard Peart, another class member who objected to the terms of the settlement, filed a notice to appeal the Court’s order approving the settlement. Those appeals have been consolidated before the Appellate Court of Illinois, First District. Objectors filed their briefs on February 4, 2021. Plaintiffs’ and the Adtalem Parties’ briefs are currently due to be filed on May 13, 2021, and objector’s reply brief is due to be filed on May 27, 2021.

On January 25, 2018, the Carlson Law Firm (“Carlson”) filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students in Rangel v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. On May 8, 2018, Carlson filed an amended complaint asserting the same claims which dismissed the claims of 6 students and added claims for 2 other students. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. in Lindberg v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on January 25, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former DeVry University students seeking to join the consolidated lawsuit. The parties re-filed their briefing on the motions to dismiss so that the motion would apply to all three groups of plaintiffs. On April 24, 2019, the Court granted Adtalem’s and DeVry University’s motions to dismiss, with leave to amend. The plaintiffs filed a second amended complaint on June 7, 2019, that dismissed 3 plaintiffs and aggregated the claims of all remaining plaintiffs, now totaling 109, into a single pleading. Defendants moved to dismiss the complaint on July 5, 2019. The motion to dismiss was referred to a magistrate judge. On December 13, 2019, the magistrate judge issued a report and recommendation denying defendants’ motion to dismiss. On January 3, 2020, defendants filed their objections to the report and recommendation on the motion to dismiss, and plaintiffs filed a response to the objections on January 8, 2020. The District Court judge adopted the Magistrate Judge’s report and recommendations on March 12, 2020, and the defendants filed an answer to the complaint on April 10, 2020. In conjunction with the Alvarez v. Adtalem matter referenced below, the parties participated in a mediation on August 4, 2020. On October 14, 2020, through continued negotiations with the mediator, the parties reached a confidential agreement in principal to settle all claims other than for one plaintiff. After finalizing the settlement agreement, the parties filed on December 31, 2020 a joint stipulation of dismissal which dismissed 107 of the 109 plaintiffs. Counsel for plaintiffs moved to withdraw as counsel for one of the remaining two plaintiffs, and on January 4, 2021, the Court granted plaintiffs’ motion to withdraw as counsel. On April 9, 2021, the Court dismissed this plaintiffs’ claims for failure to prosecute her claims. The last plaintiff reached a settlement agreement with defendants in principal. Because plaintiffs’ counsel had been unable to reach this last plaintiff, the Court appointed a guardian ad litem on March 16, 2021 to review and approve the settlement agreement. The parties are in the process of executing the necessary settlement documentation.

On April 4, 2019, the Carlson Law Firm sent notice pursuant to California Legal Remedies Act, Civil Code § 1750, of 105 individuals who purportedly have claims against DeVry University and Adtalem based on allegedly deceptive comments made about the benefits of obtaining a DeVry University degree; specifically, that 90% of graduates obtained a job in their chosen field of study within six months of graduation, and that graduates were paid more than graduates of other universities. On July 16, 2019, the Carlson Law Firm filed a lawsuit in the United States District Court for the Northern District of California – San Jose Division against Adtalem and DeVry University on behalf of 102 individual former DeVry University students in Alvarez v. Adtalem and DeVry University, Inc. The plaintiffs contend that defendants misrepresented the benefits of graduating from DeVry University and falsely and misleadingly advertised the employment rate and income rate of their graduates to induce potential students to purchase educational products and services, and to remain students through graduation. The lawsuit seeks exemplary damages, restitution, economic damages, punitive damages, pre- and post-judgment interest, attorneys’ fees and the cost of suit. The plaintiffs brought claims for fraud by misrepresentation, fraud by concealment, negligent misrepresentation, civil theft, violation of the California Consumer Legal Remedies Act, violation of California’s Unfair Competition Law, and violation of California’s False Advertising Law. Defendants filed a motion to dismiss the complaint on October 1, 2019. On December 16, 2019, the Court granted in part and denied in part the motion to dismiss. Defendants filed an answer to the complaint on January 13, 2020. Plaintiffs filed an amended complaint on January 31, 2020, which added 12 additional plaintiffs and dismissed 2 others. Defendants filed an amended answer on March 2, 2020. The parties participated in a court-ordered mediation on August 4, 2020. On October 14, 2020, through continued negotiations with the mediator, the parties reached a confidential agreement in principal to settle all claims other than for three plaintiffs. After finalizing the settlement agreement, the parties filed on December 31, 2020 a joint stipulation of dismissal which dismissed 108 of the 112 plaintiffs. On January 19, 2021, the Court entered an order dismissing with prejudice all the claims for the 108 plaintiffs. Of the remaining four plaintiffs, one has reached a settlement agreement with defendants and has executed the necessary settlement documentation. The parties will be filing with the Court a stipulation to dismiss for this plaintiff. On December 9, 2020, counsel for the final three plaintiffs moved to withdraw as their counsel, and the Court granted that motion on January 21, 2021. No new counsel has appeared on behalf of the remaining three plaintiffs. Defendants filed a motion to dismiss the last three plaintiffs on March 31, 2021. The opposition to the motion to dismiss by the last three plaintiffs was due on April 14, 2021. However, according to the Court’s docket, none of the last three plaintiffs filed an opposition to the motion to dismiss. A hearing on the motion to dismiss the last three plaintiffs is set for May 7, 2021. Adtalem believes the allegations of the last three plaintiffs are without merit and intends to vigorously defend their claims.

Stoltmann Law Offices is representing hundreds of individuals who have filed claims with the Judicial Arbitration and Mediation Services, Inc. (“JAMS”) alleging fraud-based claims based on DeVry University’s graduate employment statistics. Stoltmann Law Offices has paid the filing fees for certain of these arbitrations to move forward. JAMS has sent commencement letters in several waves. Respondents have filed answers in response to certain of these arbitration demands. These arbitrations are in various stages of litigation. Adtalem believes the allegations in these arbitrations are without merit and intends to vigorously defend those claims.

On or about April 1, 2019, Adtalem, Chamberlain and DeVry University received similar Civil Investigative Demands (“CID”) from the DOJ. The CIDs were issued pursuant to a False Claims Act inquiry concerning allegations that Adtalem, in particular Chamberlain and Adtalem’s former subsidiary DeVry University, submitted or caused the submission of false claims to the U.S. Department of Defense and U.S. Department of Veteran Affairs for federal funds under the GI Bill Programs and Tuition Assistance Program from 2011 to the date of the CIDs. It is specifically alleged that Chamberlain and DeVry University engaged in unlawful recruitment tactics, and provided incentive payments based directly or indirectly on securing federal financial aid. Adtalem cooperated with this DOJ inquiry and provided documents and other information requested by the DOJ. On February 27, 2020, the DOJ notified the U.S. District Court for the Northern District of Georgia that it would decline to intervene in two qui tam False Claims Act actions filed by former DeVry University employees related to the subject matter of the CIDs. Those actions were unsealed on March 2, 2020. The complaints had been filed by former employees Ashley Vandiver (2017 complaint) and Laura Moriarty (2018 complaint). Both complaints sought damages and relief allowed by law under the False Claims Act, 31 U.S.C. § 3729 et seq. Vandiver’s complaint was filed against Adtalem and DeVry University. Moriarty’s complaint was filed against Adtalem, Chamberlain, DeVry University, and others. In November 2020, Adtalem, DeVry University, and Moriarty reached an agreement to settle the matter and the 2018 complaint was dismissed on November 30, 2020. In February 2021, Adtalem, DeVry University, and Vandiver reached an agreement to settle the matter and the 2017 complaint was dismissed on February 24, 2021.

On January 19, 2021, a putative class action was filed in the United States District Court for the Northern District of Ohio against Chamberlain by Tanesia Dean on behalf of herself and similarly situated students of Chamberlain. The complaint alleges breach of contract and unjust enrichment claims against Chamberlain related to its decision to transition all classes online in March 2020, in light of the global pandemic, without altering tuition or fees. The putative class is defined to include all students, nationwide, who paid tuition and fees during the following academic sessions: May 2020, July 2020, September 2020, November 2020, and January 2021. Plaintiff seeks monetary relief exceeding $5 million, and attorneys’ fees, costs, and expenses. On April 5, 2021, Chamberlain filed a motion to dismiss the complaint in its entirety. Chamberlain believes the allegations are without merit and intends to vigorously defend this case.

On March 12, 2021, a putative class action was filed by a John Doe plaintiff, individually and on behalf of others similarly situated, against Chamberlain in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiff claims that Chamberlain’s use of an online remote proctoring tool for student examinations violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/15. More particularly, the plaintiff claims that Chamberlain required students to use a proctoring tool, which collected, captured, stored, used, and disclosed students’ biometric identifiers and biometric information without written and informed consent. The plaintiff also alleges that Chamberlain lacked a legally compliant written policy establishing a retention schedule and guidelines for destroying biometric identifiers and biometric information. The potential class purportedly includes all students who took an assessment using the proctoring tool, as a student of Chamberlain in Illinois, at any time from March 12, 2016 through January 20, 2021. The plaintiff and class seek damages in excess of $50,000, and attorneys’ fees and costs. The plaintiff and class also seek an unspecified amount of enhanced damages based on alleged negligent or reckless conduct by Chamberlain. On April 19, 2021, Chamberlain filed a Motion for Extension of Time to Answer or Otherwise Plead, and Chamberlain believes an extension will be granted. Chamberlain believes the allegations are without merit and intends to vigorously defend this case.

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

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue:
Medical and Healthcare	$230,213	$227,344	$683,435	$655,011
Financial Services	50,441	44,143	148,571	137,261
Total consolidated revenue	$280,654	$271,487	$832,006	$792,272
Operating income excluding special items:
Medical and Healthcare	$51,084	$57,559	$155,384	$127,786
Financial Services	3,904	4,190	20,384	13,976
Home Office and Other	(5,911)	(5,408)	(19,759)	(15,663)
Total consolidated operating income excluding special items	49,077	56,341	156,009	126,099
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(1,217)	(1,854)	(6,605)	(10,339)
Business acquisition and integration expense	(3,646)	—	(28,161)	—
Gain on sale of assets	—	—	—	4,779
Total consolidated operating income	44,214	54,487	121,243	120,539
Net other (expense) income	(7,166)	105,881	(10,848)	69,816
Total consolidated income from continuing operations before income taxes	$37,048	$160,368	$110,395	$190,355
Segment assets:
Medical and Healthcare	$939,372	$917,657	$939,372	$917,657
Financial Services	591,004	577,699	591,004	577,699
Home Office and Other	1,500,624	453,542	1,500,624	453,542
Discontinued Operations	—	495,122	—	495,122
Total consolidated assets	$3,031,000	$2,444,020	$3,031,000	$2,444,020
Capital expenditures:
Medical and Healthcare	$7,402	$7,274	$22,291	$20,108
Financial Services	1,782	568	6,253	1,980
Home Office and Other	1,485	3,781	6,300	9,846
Total consolidated capital expenditures	$10,669	$11,623	$34,844	$31,934
Depreciation expense:
Medical and Healthcare	$7,737	$7,127	$22,800	$21,898
Financial Services	902	556	2,431	1,438
Home Office and Other	901	866	2,634	2,437
Total consolidated depreciation expense	$9,540	$8,549	$27,865	$25,773
Intangible asset amortization expense:
Financial Services	$2,518	$2,576	$7,555	$7,686
Total consolidated intangible asset amortization expense	$2,518	$2,576	$7,555	$7,686

Adtalem conducts its educational and financial services operations in the U.S., Barbados, St. Kitts, St. Maarten, India, Europe, China, Canada, and the Middle East. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue from unaffiliated customers:
Domestic operations	$184,105	$169,736	$533,661	$482,182
International operations:
Barbados, St. Kitts, and St. Maarten	83,900	92,259	261,380	277,934
Other	12,649	9,492	36,965	32,156
Total international	96,549	101,751	298,345	310,090
Total consolidated revenue	$280,654	$271,487	$832,006	$792,272
Long-lived assets:
Domestic operations	$284,416	$282,890	$284,416	$282,890
International operations:
Barbados, St. Kitts, and St. Maarten	170,025	190,374	170,025	190,374
Other	916	1,711	916	1,711
Total international	170,941	192,085	170,941	192,085
Total consolidated long-lived assets	$455,357	$474,975	$455,357	$474,975

Prior period amounts within domestic operations and other international operations revenue in the above table have been reclassified for consistency with the current period presentation. We previously classified certain sales dependent upon the location of the legal entity reporting the sale. We have changed our methodology to classify these sales within the geographic area category where the sale originates. Prior period amounts in the above table for long-lived assets have changed to conform with the current period presentation. We have changed our methodology to include only property and equipment, net and operating lease assets as long-lived assets for this disclosure. We believe these changes better reflects the usefulness of this disclosure.

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

Available Information

We use our website (www.adtalem.com) as routine channels of distribution of company information, including press releases, presentations, and supplemental information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings, and public conference calls and webcasts. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. You may also access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The content of the websites mentioned above is not incorporated into and should not be considered a part of this report.

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

Walden University Acquisition

On September 11, 2020, Adtalem entered into a Membership Interest Purchase Agreement (the “Agreement”) with Laureate Education, Inc. (“Laureate” or “Seller”), a Delaware public benefit corporation, pursuant to which Adtalem has agreed to acquire from Seller all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company (together with e-Learning, “Walden”), in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Agreement (the “Acquisition”). See the “Liquidity and Capital Resources” section of this MD&A for a discussion on the commitment letter to provide financing of the Acquisition and the funds received with the March 1, 2021 issuance of $800 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”). Walden owns and operates Walden University, an online for-profit university headquartered in Minneapolis, Minnesota. The Board of Directors of Adtalem (the “Board”) has unanimously approved the Acquisition. The closing of the Acquisition is expected to occur in the first quarter of fiscal year 2022 and is subject to certain closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission (the “HLC”) and required antitrust approvals. The risks and uncertainties related to the Acquisition are described in Item 1A. “Risk Factors.” Refer to the Form 8-K filed with the SEC on September 16, 2020 for additional information on the Acquisition and the related financing commitment letter.

On September 16, 2020, Laureate advised Adtalem that Walden University had received a letter from the U.S. Department of Justice (the “DOJ”) indicating that the DOJ, along with several other government agencies, is conducting an investigation into allegations that Walden University may have violated the federal False Claims Act by misrepresenting its compliance with provisions of its Program Participation Agreement with the U.S. Department of Education relating, generally, to potential false representations to the Commission on Collegiate Nursing Education and false advertising to students about (1) the content and cost of Walden’s Masters of Science in Nursing program, or (2) the availability of clinical site placements required for mandatory practicum courses for such program (collectively, the “DOJ Investigation”). Subsequently, Walden disclosed the DOJ Investigation to the HLC. On October 13, 2020, Laureate advised Adtalem that Walden University had received a letter from the HLC notifying Walden University that the HLC seeks to assign a public Governmental Investigation designation to Walden University. On November 9, 2020, the HLC assigned the designation of “Under Governmental Investigation” to Walden University, which will remain in place until the President of the HLC determines the institution has resolved the issues that led to the designation. On April 28, 2021, Laureate advised Adtalem that the DOJ has decided not to intervene at this time in a recently unsealed federal lawsuit in which a former student and a former preceptor are seeking to bring claims on behalf of the government against Laureate and Walden.

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

Third Quarter Highlights

Financial and operational highlights for the third quarter of fiscal year 2021 include:

●	Adtalem revenue grew $9.2 million, or 3.4%, in the third quarter of fiscal year 2021 compared to the year-ago quarter. Both the Medical and Healthcare and Financial Services segments saw increased revenue.
●	Net income attributable to Adtalem of $24.7 million ($0.48 diluted earnings per share) decreased $126.2 million ($2.35 per share) in the third quarter of fiscal year 2021 compared to the year-ago quarter. This decrease was primarily driven by the year-ago quarter containing an unrealized gain of $111.8 million on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk. In addition, the decrease was driven by the $3.6 million in business acquisition and integration expense and $5.0 million in pre-acquisition interest expense recorded in the third quarter of fiscal year 2021. Net income from continuing operations attributable to Adtalem excluding special items of $36.9 million ($0.72 diluted earnings per share) decreased $6.3 million ($0.09 per share), or 14.6%, in the third quarter of fiscal year 2021 compared to the year-ago quarter. This decrease was driven by a $8.4 million revenue decrease at the medical and veterinary schools and increased costs for sales and marketing and employee benefits, which resulted in lower operating income. The decrease was partially offset by revenue growth at Chamberlain and OCL, which resulted in improved operating income for these businesses.

●	For the March 2021 session, new and total student enrollment at Chamberlain increased 6.8% and 5.8%, respectively, compared to the same session last year. Chamberlain continues to invest in its programs, student services, and campus locations.
●	ACAMS memberships have increased to more than 82,000 as of March 31, 2021 compared to more than 79,000 as of March 31, 2020.
●	OCL experienced strong revenue growth in its mortgage loan officer training and continuing education business, attributable to increased demand in the current strong mortgage market.

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

Results of Operations

COVID-19 resulted in estimated revenue losses of approximately $9 million and $31 million, operating income losses of approximately $6 million and $20 million, and loss of earnings per share of approximately $0.09 and $0.30 in the third quarter and first nine months of fiscal year 2021, respectively. Management anticipates further negative COVID-19 effects to consolidated revenue, operating income, net income, and earnings per share in the fourth quarter of fiscal year 2021, and beyond, or as long as social distancing and other measures established to combat COVID-19 continue to disrupt the normal business operations of our partner clinical providers, convention operations, and Financial Services customers. We also expect higher variable expenses associated with bringing students back to campus and additional costs with providing a safe environment in the context of COVID-19 as we begin to move back to in-person instruction across both segments. COVID-19 effects on the third quarter and first nine months of fiscal year 2021 results of operations of the Adtalem institutions are described below.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their Bachelor of Science in Nursing (“BSN”) degree; at the onset of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs are continuing to successfully operate. For the September 2020 session, students and employees returned to several Chamberlain campuses for limited onsite instruction. COVID-19 did not result in significant revenue losses or cost increases at Chamberlain in the third quarter and first nine months of fiscal year 2021. The extent of the impact in the fourth quarter of fiscal year 2021, and beyond, will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences, most of which have resumed as of September 2020. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.

The Consolidated Appropriations Act, 2021 (the “Appropriations Act”) became law on December 27, 2020. The Appropriations Act includes the Coronavirus Response and Relief Supplemental Appropriations Act, 2021, negotiated in response to the COVID-19 pandemic to support individuals and businesses in the form of loans, grants, and tax changes, among other types of relief. In February 2021, Chamberlain was awarded the Higher Education Emergency Relief Fund grant under the Appropriations Act of approximately $7.1 million. 100% of these funds were redistributed to eligible students who demonstrated exceptional need. As a result, these funds were recorded as zero net revenue in the third quarter of fiscal year 2021 and, thus, did not have a significant effect on the results of operations, financial position, or cash flows of Adtalem in fiscal year 2021.

●AUC and RUSM: Medical students enrolled in the basic science portion of their program transitioned to online learning at the onset of the COVID-19 outbreak. Many students left St. Maarten and Barbados to continue their studies remotely from other locations. AUC and RUSM were able to provide remote learning and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the U.S. Secretary of Education that was included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020. The waiver was dependent upon the host country’s coronavirus state of emergency declaration. The nation of St. Maarten lifted their declaration in June 2020, and as a result, AUC’s ability to offer distance education ended after the September 2020 semester, requiring all AUC students to return to St. Maarten for basic science instruction effective January 2021. The Appropriations Act signed into law in December 2020 corrected technical errors in the CARES Act and clarifies the authority to operate via distance learning due to a declaration of an emergency in an applicable country or a qualifying emergency in the U.S. This section also extends these flexibilities through the end of the qualifying emergency or June 30, 2022, whichever is later. The Appropriations Act provides Adtalem’s foreign institutions the ability to continue distance education without disruption to their students Title IV federal financial aid. COVID-19 did not result in significant revenue losses or increased costs within the basic science programs at the medical schools in the third quarter and first nine months of fiscal year 2021, except with respect to housing operations, as discussed below. COVID-19 will likely have minimal impact on the basic science program revenue in fiscal year 2021, except with respect to housing operations, unless students choose to not continue or start their studies during this time of uncertainty. The extent of the impact in the fourth quarter of fiscal year 2021, and beyond, will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines. Students who have completed their basic science education progress to clinical rotations in the U.S. and the U.K. Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses during this transition period and beyond. As of November 2020, almost all of the clinical partners of AUC and RUSM have resumed their clinical programs; however, many are not yet at the same capacity as prior to the pandemic. The COVID-19 surge experienced during the winter across the U.S. caused many partner hospitals to again reduce the hours available for clinical experiences. As a result, although many students were able to resume their clinical education during the second quarter of fiscal year 2021, management estimates that not being able to offer a full clinical program reduced combined revenue of AUC and RUSM by approximately $6 million and $13 million and operating income by approximately $4 million and $8 million in the third quarter and first nine months of fiscal year 2021, respectively. The lower number of clinical hours available due to COVID-19 will likely have a negative effect on revenue and operating income in the fourth quarter of fiscal year 2021, and beyond, for as long as the pandemic affects hospitals’ ability to provide clinical experiences. Adtalem has clinical partnerships with hospitals across the U.S. and the U.K., minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income at AUC and RUSM, management estimates that housing and student transportation revenue of approximately $3 million and $11 million and resulting operating income of approximately $2 million and $8 million in the third quarter and first nine month of fiscal year 2021, respectively, was also lost due to students moving off of St. Maarten and Barbados to continue basic science studies remotely.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students left St. Kitts in March 2020 to continue their studies remotely from other locations. A portion of students at specific junctures of their basic science education have traveled back to St. Kitts since July 2020 and resumed classroom-based learning for select components of the curriculum. COVID-19 did not result in significant revenue losses or cost increases within the basic science program in the third quarter and first nine months of fiscal year 2021. We do not expect a significant impact from COVID-19 on the basic science program in fiscal year 2021, unless students choose to not continue or start their studies during this time of uncertainty. RUSVM continues to be able to provide remote learning during the pandemic and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the CARES Act and the Appropriations Act through the end of the qualifying emergency or June 30, 2022, whichever is later, as further described above. The extent of the impact on the basic science program in the fourth quarter of fiscal year 2021, and beyond, will be determined based on the length and severity of the effects of COVID-19. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, New Zealand, Australia, and Europe. A few universities suspended onsite clinical experiences and transitioned students to online education, while other universities have continued to offer onsite clinical courses. The suspensions did not significantly reduce revenue or operating income in the third quarter or first nine months of fiscal year 2021. The extent of the impact on clinical experiences in the fourth quarter of fiscal year 2021, and beyond, will be determined based on the length and severity of the effects of COVID-19, but we do not expect a significant impact from COVID-19 at RUSVM.
●Financial Services: Most Financial Services content, including exam preparation, certification training, continuing education, and subscriptions is delivered online. Any classroom-based learning has been moved to online. No significant

COVID-19 related cost increases were realized in Financial Services in the third quarter or first nine months of fiscal year 2021. COVID-19 did result in estimated revenue losses of approximately $6 million and operating income losses of $4 million in first nine months of fiscal year 2021, primarily driven by the replacement of the Las Vegas live conference with a virtual conference. The effects on revenue and operating income in the third quarter of fiscal 2021 were not material. ACAMS live conference revenue will not be realized so long as social distancing and group gathering is limited. COVID-19 is expected to negatively impact Financial Services revenue and operating income in the fourth quarter of fiscal year 2021, and beyond, driven by the loss of ACAMS live conference revenue and possible weakness in demand at Becker, primarily with CPA firm customers. Virtual conferences were conducted in late fiscal year 2020 and throughout fiscal year 2021, and it is possible additional conference revenue could be replaced with virtual events in the future, but loss of conference revenue is likely as ACAMS has canceled all live conferences through May 2021. Virtual conferences are unlikely to generate the same level of revenue and operating income as live conferences. Management believes that other than the ACAMS conferences, longer-term operating results in the Financial Services segment will not be significantly affected by COVID-19 unless there are major employment losses with accounting professionals and recent accounting graduates, or in the banking and mortgage sectors. This is not known and cannot be predicted at this time. At Becker, CPA testing sites began reopening in June 2020 at limited capacity, however, management believes hiring at CPA firms has not yet fully recovered.
●Administrative Operations: Most institution and home office administrative operations continue to be performed remotely. This includes operations in both the U.S. and all foreign locations. These remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have decreased, we would expect these costs to increase as the effects of COVID-19 dissipate. No significant home office costs were incurred related to COVID-19 in the third quarter or first nine months of fiscal year 2021 and no such costs are anticipated in the fourth quarter of fiscal year 2021, and beyond.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of March 31, 2021, at this time none of the effects are considered significant enough to create an impairment triggering event since our annual goodwill impairment assessment on May 31, 2020. While management has considered the effects of the COVID-19 pandemic in evaluating the existence of an impairment triggering event, it is possible that effects to revenue and cash flows will be more significant than currently expected if the effects of the COVID-19 pandemic and social distancing measures established to combat the virus continue for an extended period of time. Should economic conditions deteriorate beyond expectations in the fourth quarter of fiscal year 2021, and beyond, an impairment triggering event could arise and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash and cash equivalents balance was $497.7 million as of March 31, 2021. Adtalem generated $167.2 million in operating cash flow from continuing operations in the first nine months of fiscal year 2021. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $300 million revolving credit facility with availability of $231.6 million as of March 31, 2021. Management currently projects that COVID-19 will continue to have an effect on operations; however, we believe the current balances of cash, cash generated from operations, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans in the foreseeable future, except in relation to the Acquisition of Walden as discussed in the previous section of this MD&A titled “Walden University Acquisition.” See further discussion on the future financing of the Acquisition in the section of this MD&A titled “Liquidity and Capital Resources.”

As noted above, Adtalem maintains a credit agreement (the “Credit Agreement”) that provides for (1) a $300 million revolving facility (“Revolver”) with a maturity date of April 13, 2023 and (2) a $300 million senior secured Term B loan (“Term B Loan”) with a maturity date of April 13, 2025. We refer to the Revolver and Term B Loan collectively as the “Credit Facility.” With interest rates at historically low levels, management entered into an interest rate swap agreement in March 2020 with a multinational financial institution that effectively converts the variable rate interest on the Term B Loan borrowings to a fixed rate of 3.946% for essentially the remaining term of the Term B Loan. The Credit Facility contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the Credit Agreement (see the Credit Agreement, as filed under Form 8-K dated April 13, 2018 and Amendment No. 1 to the Credit Agreement, as filed under Form 8-K dated December 4, 2020). These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the debt covenants as of March 31, 2021.

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	43.9%	43.7%	43.7%	47.2%
Student services and administrative expense	38.7%	35.5%	37.5%	36.9%
Restructuring expense	0.4%	0.7%	0.8%	1.3%
Business acquisition and integration expense	1.3%	0.0%	3.4%	0.0%
Gain on sale of assets	0.0%	0.0%	0.0%	(0.6)%
Total operating cost and expense	84.2%	79.9%	85.4%	84.8%
Operating income	15.8%	20.1%	14.6%	15.2%
Net other (expense) income	(2.6)%	39.0%	(1.3)%	8.8%
Income from continuing operations before income taxes	13.2%	59.1%	13.3%	24.0%
Provision for income taxes	(2.6)%	(2.6)%	(2.6)%	(2.3)%
Income from continuing operations	10.6%	56.5%	10.7%	21.7%
Loss from discontinued operations, net of tax	(1.8)%	(1.0)%	(2.5)%	(0.2)%
Net income	8.7%	55.5%	8.1%	21.5%
Net loss attributable to redeemable noncontrolling interest	0.0%	0.0%	0.0%	0.0%
Net income attributable to Adtalem	8.8%	55.6%	8.2%	21.5%

Revenue

The following tables present revenue by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2021
	Medical and Healthcare	Financial Services	Consolidated
Fiscal year 2020 as reported	$227,344	$44,143	$271,487
Organic growth	2,869	6,298	9,167
Fiscal year 2021 as reported	$230,213	$50,441	$280,654

Fiscal year 2021 % change:
Organic growth	1.3%	14.3%	3.4%

	Nine Months Ended March 31, 2021
	Medical and Healthcare	Financial Services	Consolidated
Fiscal year 2020 as reported	$655,011	$137,261	$792,272
Organic growth	28,424	11,310	39,734
Fiscal year 2021 as reported	$683,435	$148,571	$832,006

Fiscal year 2021 % change:
Organic growth	4.3%	8.2%	5.0%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 1.3%, or $2.9 million, to $230.2 million in the third quarter and increased 4.3%, or $28.4 million, to $683.4 million in the first nine months of fiscal year 2021 compared to the year-ago periods. The increase in revenue in the third quarter and first nine months of fiscal year 2021 is driven primarily by student enrollment increases at Chamberlain. These increases were partially offset by the estimated loss of approximately $3 million and $11 million in the third quarter and first nine months of fiscal year 2021, respectively, in housing and student transportation revenue, primarily at RUSM as basic science students were not on campus due to COVID-19 remote learning, and $6 million and $13 million in the third quarter and first nine months of fiscal year 2021, respectively, of clinical revenue at AUC and RUSM due to the COVID-19 related clinical program limitations at partner hospitals, which although not as severe as earlier in the pandemic, were reinstituted when COVID-19 cases surged across the U.S. during the winter.

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2021
Session	July 2020	Sept. 2020	Nov. 2020	Jan. 2021	Mar. 2021
New students	2,768	6,333	2,931	5,202	3,283
% change from prior year	15.5%	13.2%	8.1%	(1.7)%	6.8%
Total students	32,198	35,525	34,387	35,750	35,702
% change from prior year	12.2%	11.9%	10.2%	5.6%	5.8%

	Fiscal Year 2020
Session	July 2019	Sept. 2019	Nov. 2019	Jan. 2020	Mar. 2020	May 2020
New students	2,396	5,595	2,711	5,293	3,073	4,213
% change from prior year	(5.0)%	2.9%	3.6%	11.2%	12.7%	5.4%
Total students	28,691	31,736	31,215	33,850	33,748	33,407
% change from prior year	2.3%	1.4%	1.2%	4.6%	5.1%	8.2%

Chamberlain revenue increased 8.3%, or $11.2 million, to $146.3 million in the third quarter and increased 11.9%, or $45.0 million, to $422.1 million in the first nine months of fiscal year 2021 compared to the year-ago periods, driven by increases in total student enrollment during each of the fiscal year 2021 enrollment sessions compared to the same session from the prior year as well as select tuition and fee price increases. Management believes that the launch of new programs, the scaling provided by our multi-campus model, and the effectiveness of recent marketing investments have contributed to the enrollment increases. Chamberlain admitted its largest class of campus students in September 2020.

Chamberlain currently operates 23 campuses in 15 states, including Chamberlain’s newest campus in Irwindale, California, which begins instruction in May 2021.

Tuition Rates:

Tuition for the Bachelor of Science in Nursing (“BSN”) onsite degree program ranges from $675 to $730 per credit hour. Tuition for the Registered Nurse to BSN (“RN-to-BSN”) online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $775 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. These tuition rates do not include the cost of books, supplies, transportation, or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2021
Semester	Sept. 2020	Jan. 2021
New students	920	589
% change from prior year	5.5%	21.2%
Total students	5,850	5,292
% change from prior year	4.3%	(6.2)%

	Fiscal Year 2020
Semester	Sept. 2019	Jan. 2020	May 2020
New students	872	486	544
% change from prior year	(1.9)%	3.2%	9.7%
Total students	5,608	5,643	5,186
% change from prior year	(4.7)%	1.7%	(0.7)%

The medical and veterinary schools’ revenue decreased 9.1%, or $8.4 million, to $83.9 million in the third quarter and decreased 6.0%, or $16.6 million, to $261.4 million in the first nine months of fiscal year 2021 compared to the year-ago periods. The principal drivers of the decreases were an estimated loss of $3 million and $11 million in the third quarter and first nine months of fiscal year 2021, respectively, in housing and student transportation revenue, primarily at RUSM as basic science students were not on campus due to COVID-19 remote learning, and $6 million and $13 million in the third quarter and first nine months of fiscal year 2021, respectively, of clinical revenue at AUC and RUSM due to the COVID-19 related clinical program limitations at partner hospitals, which although not as severe as earlier in the pandemic, were reinstituted when COVID-19 cases surged across the U.S. during the winter. These decreases were partially offset with student enrollment and revenue increases in the basic science programs at AUC and RUSVM.

In the January 2021 semester, total student enrollment increased at AUC and RUSVM but declined at RUSM while new student enrollment increased at RUSM and RUSVM but slightly declined at AUC. The decline in total student enrollment at RUSM was driven by the inability to offer clinical experiences to all eligible students caused by the COVID-19 restrictions at partner hospitals. In previous semesters during the COVID-19 pandemic, students were able to supplement their clinical experience with elective online courses; however, these electives are limited. If a student is not enrolled in a clinical program or other educational experience, they are not included in the enrollment count for that semester. In the September 2020 semester, total student enrollment increased at AUC, RUSM, and RUSVM while new student enrollment increased at AUC and RUSM but slightly declined at RUSVM due to the large cohort of May 2020 Vet Prep students progressing to September 2020, which was at maximum enrollment capacity. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing and enrollment investments. Management believes the demand for medical and veterinary education remains strong and can support management’s longer-term expectations to grow new enrollments in the low-single digit range; however, competition may continue to adversely affect the medical and veterinary schools’ ability to continue to attract qualified students to its programs resulting in lower revenue.

In September 2019, AUC opened its medical education program in the U.K. in partnership with UCLAN. The program offers students a Post Graduate Diploma in International Medical Sciences from UCLAN, followed by their Doctor of Medicine degree from AUC. Students are eligible to do clinical rotations at AUC’s clinical sites, which include hospitals in the U.S., the U.K., and Canada. This program is aimed at preparing students for the U.S. Medical Licensing Examination (“USMLE”).

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

Financial Services

Revenue in the Financial Services segment increased 14.3%, or $6.3 million, to $50.4 million in the third quarter and increased 8.2%, or $11.3 million, to $148.6 million in the first nine months of fiscal year 2021 compared to the year-ago periods. Revenue increased in the third quarter and the first nine months of fiscal year 2021 at ACAMS and OCL. At ACAMS, lost conference revenue was offset by increases in certification and risk assessment revenue. At OCL, the revenue increase was driven by the mortgage loan officer training and continuing education business, attributable to increased demand in the current strong mortgage market. ACAMS lost conference revenue of approximately $6 million in the first nine months of fiscal year 2021. The effects on revenue in the third quarter of fiscal 2021 were not material. The lost conference revenue in the first nine months of fiscal year 2021 was driven by the Las Vegas live conference moving to a virtual format in response to COVID-19 restrictions. ACAMS memberships have increased to more than 82,000 as of March 31, 2021 compared to more than 79,000 as of March 31, 2020, driven by strong growth in the European region.

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

	Three Months Ended March 31, 2021
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$110,488	$7,784	$440	$118,712
Cost increase	3,971	315	79	4,365
Fiscal year 2021 as reported	$114,459	$8,099	$519	$123,077

Fiscal year 2021 % change:
Cost increase	3.6%	4.0%	NM	3.7%

	Nine Months Ended March 31, 2021
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$345,214	$27,167	$1,623	$374,004
Cost (decrease) increase	(5,372)	(5,067)	33	(10,406)
Fiscal year 2021 as reported	$339,842	$22,100	$1,656	$363,598

Fiscal year 2021 % change:
Cost decrease	(1.6)%	(18.7)%	NM	(2.8)%

Cost of educational services increased 3.7%, or $4.4 million, to $123.1 million in the third quarter and decreased 2.8%, or $10.4 million, to $363.6 million in the first nine months of fiscal year 2021 compared to the year-ago periods. Cost increases in the third quarter were driven primarily by increased costs at Chamberlain to support growth, partially offset by lower costs of approximately $3 million at RUSM due to campus closure, reduced clinical rotation and lower services, including housing services. Costs decreased in the first nine months of fiscal year 2021 driven by decreased bad debt expense of $4.6 million primarily related to the credit extension programs at the medical and veterinary schools, cost control initiatives across all institutions, and lower costs of approximately $11 million associated with campus closure, reduced clinical rotations, lower services, including housing services, and ACAMS live conferences, due to the COVID-19 related revenue losses as noted above. These decreases were partially offset by increased costs at Chamberlain and the basic science programs at the medical and veterinary schools to support growth.

As a percentage of revenue, cost of educational services was 43.9% and 43.7% in the third quarter and first nine months of fiscal year 2021, respectively, compared to 43.7% and 47.2% during the year-ago periods. The increase in the percentage in the third quarter of fiscal year 2021 was primarily the result of increased costs at Chamberlain and the basic science programs at the medical and veterinary schools to support growth. The decrease in the percentage in the first nine months of fiscal year 2021 was primarily the result of the decreased bad debt expense related to the credit extension programs at the medical and veterinary schools.

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

	Three Months Ended March 31, 2021
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$59,296	$32,169	$4,969	$96,434
Cost increase	5,375	6,269	422	12,066
Fiscal year 2021 as reported	$64,671	$38,438	$5,391	$108,500

Fiscal year 2021 % change:
Cost increase	9.1%	19.5%	NM	12.5%

	Nine Months Ended March 31, 2021
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$182,010	$96,119	$14,040	$292,169
Cost increase	6,200	9,968	4,062	20,230
Fiscal year 2021 as reported	$188,210	$106,087	$18,102	$312,399

Fiscal year 2021 % change:
Cost increase	3.4%	10.4%	NM	6.9%

Student services and administrative expense increased 12.5%, or $12.1 million, to $108.5 million in the third quarter and increased 6.9%, or $20.2 million, to $312.4 million in the first nine months of fiscal year 2021 compared to the year-ago periods. Expense increased in the third quarter and first nine months of fiscal year 2021 primarily due to increased sales and marketing expense of $3.5 million and $11.3 million, respectively, to support continued growth, and an increase in employee benefit costs of $4.9 million and $8.9 million, respectively.

As a percentage of revenue, student services and administrative expense was 38.7% and 37.5% in the third quarter and first nine months of fiscal year 2021, respectively, compared to 35.5% and 36.9% during the year-ago periods. The increases in the percentages were primarily the result of the increase in employee benefit costs and sales and marketing expense to support continued growth.

Restructuring Expense

Restructuring expense in the third quarter and first nine months of fiscal year 2021 was $1.2 million and $6.6 million, respectively, compared to $1.9 million and $10.3 million during the year-ago periods. The primary driver of the decreased restructure expense in the third quarter of fiscal year 2021 was the result of charges related to workforce reductions at Adtalem’s home office in the third quarter of fiscal year 2020. The primary driver of the decreased restructure expense in the first nine months of fiscal year 2021 was the result of the charges related to the sale of Becker’s courses for healthcare students in the first nine months of fiscal year 2020. See Note 5 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

We have completed our current restructuring plans. However, we continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities. Management may institute future restructuring plans.

Business Acquisition and Integration Expense

Business acquisition and integration expense in the third quarter and first nine months of fiscal year 2021 was $3.6 million and $28.2 million, respectively. These are transaction costs associated with entering into the Agreement to acquire Walden and costs associated with integrating Walden into Adtalem. We expect to incur additional integration costs through the remainder of fiscal year 2021.

Gain on Sale of Assets

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds of $6.4 million from the sale of this facility resulted in a gain on the sale of $4.8 million in the first nine months of fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 19 “Segment Information” to the Consolidated Financial Statements. There was no corresponding gain in the first nine months of fiscal year 2021.

Operating Income

The following tables present operating income by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2021
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$56,749	$4,190	$(6,452)	$54,487
Organic change	(6,475)	(286)	(503)	(7,264)
Restructuring expense change	810	—	(173)	637
Business acquisition and integration expense change	—	—	(3,646)	(3,646)
Fiscal year 2021 as reported	$51,084	$3,904	$(10,774)	$44,214

	Nine Months Ended March 31, 2021
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$126,432	$10,860	$(16,753)	$120,539
Organic change	27,598	6,408	(4,096)	29,910
Restructuring expense change	1,354	1,701	679	3,734
Business acquisition and integration expense change	—	—	(28,161)	(28,161)
Gain on sale of assets change	—	—	(4,779)	(4,779)
Fiscal year 2021 as reported	$155,384	$18,969	$(53,110)	$121,243

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Medical and Healthcare:
Operating income (GAAP)	$51,084	$56,749	(10.0)%	$155,384	$126,432	22.9%
Restructuring expense	—	810		—	1,354
Operating income excluding special items (non-GAAP)	$51,084	$57,559	(11.2)%	$155,384	$127,786	21.6%

Financial Services:
Operating income (GAAP)	$3,904	$4,190	(6.8)%	$18,969	$10,860	74.7%
Restructuring expense	—	—		1,415	3,116
Operating income excluding special items (non-GAAP)	$3,904	$4,190	(6.8)%	$20,384	$13,976	45.9%

Home Office and Other:
Operating loss (GAAP)	$(10,774)	$(6,452)	(67.0)%	$(53,110)	$(16,753)	(217.0)%
Restructuring expense	1,217	1,044		5,190	5,869
Business acquisition and integration expense	3,646	—		28,161	—
Gain on sale of assets	—	—		—	(4,779)
Operating loss excluding special items (non-GAAP)	$(5,911)	$(5,408)	(9.3)%	$(19,759)	$(15,663)	(26.2)%

Adtalem Global Education:
Operating income (GAAP)	$44,214	$54,487	(18.9)%	$121,243	$120,539	0.6%
Restructuring expense	1,217	1,854		6,605	10,339
Business acquisition and integration expense	3,646	—		28,161	—
Gain on sale of assets	—	—		—	(4,779)
Operating income excluding special items (non-GAAP)	$49,077	$56,341	(12.9)%	$156,009	$126,099	23.7%

Total consolidated operating income decreased 18.9%, or $10.3 million, to $44.2 million in the third quarter and increased 0.6%, or $0.7 million, to $121.2 million in the first nine months of fiscal year 2021 compared to the year-ago periods.

Consolidated operating income excluding special items decreased 12.9%, or $7.3 million, in the third quarter of fiscal year 2021 compared to the year-ago quarter. The primary drivers of this decrease were increased sales and marketing expense of $3.5 million to support continued growth and an increase of $4.9 million in employee benefit costs. In addition, the effects of COVID-19 reduced operating income in the third quarter of fiscal year 2021 by an estimated $6 million, primarily driven by the loss of RUSM clinical, housing and student transportation revenue. The negative influences on operating income were partially offset by an increase in revenue of $9.2 million, primarily at Chamberlain, which generated higher incremental operating income than the lost revenue sources at other institutions due to COVID-19, and efforts to manage salary, travel, and discretionary spending across the organization.

Consolidated operating income excluding special items increased 23.7%, or $29.9 million in the first nine months of fiscal year 2021 compared to the year-ago period. The primary drivers of this increase were an increase in revenue of $39.7 million, primarily at Chamberlain, which generated higher incremental operating income than the lost revenue sources at other institutions due to COVID-19, decreased bad debt expense of $4.6 million, primarily related to the credit extension programs at the medical and veterinary schools, and efforts to manage salary, travel, and discretionary spending across the organization. The positive influences on operating income were partially offset by increased sales and marketing expense of $11.3 million to support continued growth, and an increase of $8.9 million in employee benefit costs. In addition, the effects of COVID-19 reduced operating income in the first nine months of fiscal year 2021 by an estimated $20 million, primarily driven by the loss of AUC and RUSM clinical revenue, RUSM housing and student transportation revenue, and ACAMS conference revenue.

Medical and Healthcare

Medical and Healthcare segment operating income decreased 10.0%, or $5.7 million, to $51.1 million in the third quarter and increased 22.9%, or $29.0 million, to $155.4 million in the first nine months of fiscal year 2021 compared to the year-ago periods. The primary drivers of the decrease in operating income in the third quarter of fiscal year 2021 are higher employee benefit costs and lost revenue sources due to COVID-19, as discussed below. The primary driver of the increase in operating income in the first nine months of fiscal year 2021 is the increased revenue at Chamberlain of $45.0 million, which generated higher incremental operating income than the lost revenue sources due to COVID-19 as discussed below. In addition, other drivers include decreased bad debt expense of $3.6 million in the first nine months of fiscal year 2021, primarily related to the credit extension programs at the medical and veterinary schools, and efforts to manage salary, travel, and discretionary spending at all institutions. The positive influences on operating income in the first nine months of fiscal year 2021 were partially offset by increased marketing expense of $4.6 million in the first nine months of fiscal year 2021 to support continued growth and increased employee benefit costs of $5.1 million. Estimated COVID-19 related loss of clinical revenue at AUC and RUSM contributed to approximately $4 million and $8 million in lost operating income in the third quarter and first nine months of fiscal year 2021, respectively. Lower COVID-19 related housing and student transportation revenue, primarily at RUSM as described above, resulted in approximately $2 million and $8 million in lost operating income in the third quarter and first nine months of fiscal year 2021, respectively.

Financial Services

Financial Services segment operating income decreased 6.8%, or $0.3 million, to $3.9 million in the third quarter and increased 74.7%, or $8.1 million, to $19.0 million in the first nine months of fiscal year 2021 compared to the year-ago periods. Segment operating income excluding special items decreased 6.8%, or $0.3 million, in the third quarter and increased 45.9%, or $6.4 million, in the first nine months of fiscal year 2021 compared to the year-ago periods. The primary drivers of the decrease in the third quarter of fiscal year 2021 was increased sales and marketing expense of $3.4 million. These cost increases were partially offset by an increase in revenue at ACAMS and OCL in the third quarter of fiscal year 2021, which resulted in improved operating income. This ACAMS and OCL revenue increase was also the primary driver of the increase in operating income in the first nine months of fiscal year 2021, which was partially offset by increased sales and marketing expense of $6.7 million. Conference revenue decreases at ACAMS due to COVID-19, as described above, drove approximately $4 million in lost operating income in the first nine months of fiscal year 2021; however, this decrease was fully offset by improved operating income from other ACAMS operations. The COVID-19 effects on operating income in the third quarter of fiscal 2021 were not material.

Net Other (Expense) Income

Net other expense in the third quarter and first nine months of fiscal year 2021 was $7.2 million and $10.8 million, respectively, compared to net other income of $105.9 million and $69.8 million in the year-ago periods, respectively. The decreases in net other expense were primarily the result of an unrealized gain of $111.8 million and $83.8 million in the three and nine months ended March 31, 2020, respectively, on the deal-contingent foreign currency hedge arrangement entered into on October 18, 2019 in connection with the sale of Adtalem Brazil, which was completed on April 24, 2020, to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk (as discussed in Note 3 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements). The derivative associated with the hedge did not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value were recorded within the income statement. In addition, interest expense increased in the third quarter and first nine months of fiscal year 2021 driven by $5.0 million in pre-acquisition interest expense, which partially offset our lower interest expense on our current Credit Facility driven by the repayment of debt in the fourth quarter of fiscal year 2020 using the proceeds from the sale of Adtalem Brazil.

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

The ETR from continuing operations for the three months ended March 31, 2021 and 2020 was 19.8% and 4.3%, respectively. This increase is primarily due to not recording a tax provision in the three months ended March 31, 2020 on a pre-tax unrealized gain of $111.8 million from a derivative contract related to the deal-contingent hedge agreement on the Adtalem Brazil sale completed on April 24, 2020 (see Note 3 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional information). Excluding the one-time effect of the derivative contract (a non-GAAP financial measure), the ETR from continuing operations for the three months ended March 31, 2021 and 2020 was 19.8% and 14.3%, respectively.

The ETR from continuing operations for the nine months ended March 31, 2021 and 2020 was 19.6% and 9.6%, respectively. This increase is primarily due to not recording a tax provision in the nine months ended March 31, 2020 on a pre-tax unrealized gain of $83.8 million from the derivative contract discussed above. Excluding the one-time effect of the derivative contract (a non-GAAP financial measure), the ETR from continuing operations for the nine months ended March 31, 2021 and 2020, was 19.6% and 17.1%, respectively.

On December 27, 2020, the Appropriations Act was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the CARES Act, enacted on March 27, 2020, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Adtalem has elected not to defer the employees’ portion of payroll tax. Management continues to evaluate the other provisions of the Appropriations Act, but at present time does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

On March 11, 2021, the American Rescue Plan Act of 2021 (the “Rescue Act”) was enacted in response to the COVID-19 pandemic. The Rescue Act, among other things, expands the number of employees subject to the tax deductibility limitation of employee compensation in excess of $1 million for tax years beginning after December 31, 2026 and repeals the election for U.S. affiliated groups to allocate interest expense on a worldwide basis. Management is currently evaluating the other provisions of the Rescue Act, but at present time does not expect that the other provisions of the Rescue Act would result in a material tax or cash detriment.

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

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. Changes to the manner in which the composite score is calculated that were effective on July 1, 2020 will negatively affect future Adtalem scores; however, management does not believe these changes by themselves will result in the score falling below 1.5. If Adtalem becomes unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then our institutions could be subject to heightened cash monitoring or be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $497.7 million, $500.5 million, and $167.8 million as of March 31, 2021, June 30, 2020, and March 31, 2020, respectively, included cash and cash equivalents held at Adtalem’s international operations of $86.1 million, $70.1 million, and $35.0 million as of March 31, 2021, June 30, 2020, and March 31, 2020, respectively, which is available to Adtalem for general corporate purposes. Cash balances are currently being maintained to partially fund the proposed Acquisition, as discussed in the previous section “Walden University Acquisition” of this MD&A.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $3.7 million, $0.6 million, and $0.8 million was held in restricted bank accounts as of March 31, 2021, June 30, 2020, and March 31, 2020, respectively. In addition, $804.3 million is recorded within restricted cash on the Consolidated Balance Sheet as of March 31, 2021, which represents cash held in an escrow account designated to fund the Acquisition and is not available to Adtalem for general corporate purposes (see Note 12 “Debt” to the Consolidated Financial Statements for additional information).

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Nine Months Ended
	March 31,
	2021	2020
Income from continuing operations	$88,741	$172,142
Non-cash items	92,687	5,368
Changes in assets and liabilities	(14,223)	(85,480)
Net cash provided by operating activities-continuing operations	$167,205	$92,030

Net cash provided by operating activities from continuing operations in the nine months ended March 31, 2021 was $167.2 million compared to $92.0 million in the year-ago period. The increase of $87.3 million in non-cash items between the nine months ended March 31, 2021 and the nine months ended March 31, 2020 was principally driven by the unrealized gain of $83.8 million recorded in income from continuing operations in the prior year for the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk (as discussed in Note 3 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements).

The increase of $75.2 million in cash generated from continuing operating activities between the nine months ended March 31, 2021 and the nine months ended March 31, 2020 was primarily due to timing of prepaid expense, accounts payable, and accrued expense disbursements. This includes changes in prepaid income taxes, accrued payroll taxes and benefits, trade accounts payable, accrued income taxes, accrued interest, and clinical partner payments.

Investing Activities

Capital expenditures in the first nine months of fiscal year 2021 were $34.8 million compared to $31.9 million in the year-ago period. The capital expenditures in fiscal year 2021 include spending for Chamberlain new campus development, maintenance, and Adtalem’s home office information technology investments. Capital spending for the remainder of fiscal year 2021 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and Adtalem’s home office. Management anticipates full fiscal year 2021 capital spending to be in the $50 to $55 million range, including $34.8 million spent during the first nine months of fiscal year 2021. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 12 “Debt” to the Consolidated Financial Statements).

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

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Nine Months Ended
	March 31,
	2021	2020
Repurchases of common stock for treasury	$(81,568)	$(136,889)
Net proceeds from long-term debt	797,750	47,750
Payment of debt issuance costs	(18,047)	—
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(6,247)
Other	(3,095)	2,161
Net cash provided by (used in) financing activities-continuing operations	$695,040	$(93,225)

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The twelfth and current share repurchase program commenced in January 2021. As of March 31, 2021, $263.7 million of authorized share repurchases were remaining under the current share repurchase program. Repurchases under our share repurchase programs were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

As discussed in the previous section of this MD&A titled “Walden University Acquisition,” Adtalem agreed to acquire all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Agreement. On March 1, 2021, Adtalem Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Adtalem, issued $800 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028, pursuant to an indenture, dated as of March 1, 2021 (the “Indenture”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee and notes collateral agent. On February 12, 2021, Adtalem placed a $850 million senior secured term loan (“New Term Loan”) into the loan market. Funding under the New Term Loan will occur at the same time as the closing of the Acquisition. In addition, Adtalem expects to secure a $400 million senior secured revolving loan facility (“New Revolver”) based on the commitment letter (the “Commitment Letter”) Adtalem entered into on September 11, 2020 with Morgan Stanley Senior Funding, Inc. (“MSSF”), Barclays Bank PLC (“Barclays”), Credit Suisse AG, Cayman Islands Branch (“CS”) and Credit Suisse Loan Funding LLC (“CSLF” and, together with CS and their respective affiliates, “Credit Suisse”), and MUFG Bank, Ltd. (together with MSSF, Barclays and Credit Suisse, the “Commitment Parties”). We refer to the New Revolver and New Term Loan collectively as the “New Credit Facility.” The proceeds of the Notes and the New Credit Facility will be used, among other things, to finance the Acquisition, refinance Adtalem’s existing credit agreement, pay fees and expenses related to the Acquisition, and in the case of the New Revolver, to finance ongoing working capital and general corporate purposes. The commitments under the Commitment Letter are subject to customary closing conditions. The New Credit Facility will close at the same time as the closing date of the Acquisition. As of March 31, 2021, the amount of debt outstanding under our credit facility was $291.8 million. See Note 12 “Debt” to the Consolidated Financial Statements for additional information on our credit agreement and the financing agreements associated with the Acquisition.

Management currently projects that COVID-19 will have an effect on operations and, as a result, liquidity, as discussed in the previous section of this MD&A titled “Overview of the Impact of COVID-19”; however, we believe the current balances of cash, cash generated from operations, and our Credit Facility (as defined and discussed in Note 12 “Debt” to the Consolidated Financial Statements) will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future, except in relation to the Acquisition of Walden, as discussed above.

Contractual Obligations

Adtalem’s long-term contractual obligations consist of its $800 million Notes and $600 million Credit Facility (as defined and discussed in Note 12 “Debt” to the Consolidated Financial Statements), operating leases (discussed in Note 10 “Leases” to the Consolidated Financial Statements) on facilities, and agreements for various services.

As discussed in the previous section of this MD&A titled “Liquidity and Capital Resources,” on February 12, 2021, Adtalem placed a $850 million senior secured term loan into the market to provide future funding for the Acquisition. In addition, Adtalem expects to secure a $400 million senior secured revolving loan facility based on the Commitment Letter Adtalem entered into on September 11, 2020. The commitments under the Commitment Letter are subject to customary closing conditions.

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

Adtalem assigned certain leases to Carrington and DeVry University but remains contingently liable under these leases.

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

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap will terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan is fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings. As of March 31, 2021, the fair value of the Swap was a loss of $9.5 million.

Adtalem did not enter into any other derivatives, swaps, futures contracts, calls, hedges, or non-exchange traded contracts during the first nine months of fiscal year 2021.

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

Net income from continuing operations attributable to Adtalem excluding special items (most comparable GAAP measure: net income attributable to Adtalem) – Measure of Adtalem’s net income attributable to Adtalem adjusted for restructuring expense, business acquisition and integration expense, pre-acquisition interest expense, gain on sale of assets, gain on derivative, and loss from discontinued operations.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business acquisition and integration expense, pre-acquisition interest expense, gain on sale of assets, gain on derivative, and loss from discontinued operations.

Operating income excluding special items (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business acquisition and integration expense, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Effective income tax rate from continuing operations excluding special items (most comparable GAAP measure: effective income tax rate from continuing operations) – Measure of Adtalem’s effective tax rate adjusted for tax effect on gain on derivative.

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

Net income attributable to Adtalem reconciliation to net income from continuing operations attributable to Adtalem excluding special items (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income attributable to Adtalem (GAAP)	$24,652	$150,832	$67,897	$170,718
Restructuring expense	1,217	1,854	6,605	10,339
Business acquisition and integration expense	3,646	—	28,161	—
Pre-acquisition interest expense	4,951	—	4,996	—
Gain on sale of assets	—	—	—	(4,779)
Gain on derivative	—	(111,838)	—	(83,832)
Income tax impact on non-GAAP adjustments (1)	(2,727)	(361)	(10,238)	(1,165)
Loss from discontinued operations	5,157	2,719	21,203	1,758
Net income from continuing operations attributable to Adtalem excluding special items (non-GAAP)	$36,896	$43,206	$118,624	$93,039
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Earnings per share, diluted (GAAP)	$0.48	$2.83	$1.30	$3.13
Effect on diluted earnings per share:
Restructuring expense	0.02	0.03	0.13	0.19
Business acquisition and integration expense	0.07	-	0.54	-
Pre-acquisition interest expense	0.10	-	0.10	-
Gain on sale of assets	-	-	-	(0.09)
Gain on derivative	-	(2.10)	-	(1.54)
Income tax impact on non-GAAP adjustments (1)	(0.05)	(0.01)	(0.20)	(0.02)
Loss from discontinued operations	0.10	0.05	0.41	0.03
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$0.72	$0.81	$2.28	$1.70
Diluted shares used in EPS calculation	51,111	53,319	52,101	54,576
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Effective income tax rate from continuing operations reconciliation to effective income tax rate from continuing operations excluding special items (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Pre-tax results:
Income from continuing operations before income taxes (GAAP)	$37,048	$160,368	$110,395	$190,355
Gain on derivative	—	(111,838)	—	(83,832)
Income from continuing operations before income taxes excluding special items (non-GAAP)	$37,048	$48,530	$110,395	$106,523

Taxes:
Provision for income taxes (GAAP)	$(7,341)	$(6,937)	$(21,654)	$(18,213)

Tax rate:
Effective income tax rate (GAAP)	19.8%	4.3%	19.6%	9.6%
Effective income tax rate excluding special items (non-GAAP)	19.8%	14.3%	19.6%	17.1%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap will terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan is fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings. As of March 31, 2021, the fair value of the Swap was a loss of $9.5 million. As of March 31, 2021, a 100 basis point increase in short-term interest rates would result in a $11.3 million change in value of the Swap.

There have been no other material changes in Adtalem’s market risk exposure during the first nine months of fiscal year 2021. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Interim Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2021 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting.

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

Despite current indebtedness levels, we may still be able to incur substantially more debt, including secured debt, which could further exacerbate the risks we face.

After giving effect to (a) the consummation of the Acquisition, (b) the issuance of the Notes, (c) the delivery of collateral to any escrow accounts and entry into commitment letters by Adtalem in connection therewith, (d) entry into and incurrence of borrowings under the New Credit Facility and the application of the net proceeds thereof, (e) the amendment of, repayment of and termination of Adtalem’s Credit Agreement, (f) the merger of the Escrow Issuer with and into Adtalem, with Adtalem as the surviving entity, and (g) all other transactions related or incidental to, or in connection with, any of the foregoing (including, without limitation, the payment of fees and expenses in connection with each of the foregoing), we are a highly leveraged company.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness secured by different collateral to which the Notes would be effectively junior and indebtedness of non-guarantor subsidiaries to which the Notes would be structurally subordinated. The expected terms of our New Credit Facility and the indenture that will govern the Notes will limit, but not prohibit, us or our subsidiaries from incurring additional indebtedness, including secured indebtedness, but these limits are subject to significant exceptions and do not limit liabilities that do not constitute debt. If we or the guarantors incur any additional indebtedness secured by the collateral on the same first priority basis, the holders of that indebtedness will be entitled to share ratably with the lenders under the New Credit Facility and holders of the Notes and the guarantees offered hereby in any proceeds of the collateral distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our company. In addition, our substantial indebtedness could have important consequences. For example, it could:

●	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;
●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the Notes and the agreements governing other indebtedness;
●	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;
●	limit our flexibility in planning for, or reacting to, changes in our operations or business;
●	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
●	make us more vulnerable to downturns in our business or the economy; and
●	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies or exploiting business opportunities.

If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness following the Acquisition, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability following the Acquisition to make scheduled payments on or to refinance our debt obligations, including payments expected on the Notes, depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory, and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities following the Acquisition sufficient to permit us to pay the principal and interest on our indebtedness. In addition, because we conduct a significant portion of our operations through our subsidiaries, repayment of our indebtedness is also dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment, or otherwise. Our subsidiaries are distinct legal entities and, other than the Escrow Issuer prior to the Escrow Merger and the Assumption and the guarantors thereafter, they do not have any obligation to pay amounts due on the Notes or to make funds available for that purpose or for other obligations. Pursuant to applicable state limited liability company laws and other laws and regulations, our non-guarantor subsidiaries may not be able to, or may not be permitted to, make distributions to us in order to enable us to make payments in respect of the Notes. In the event that we do not receive distributions from our non-guarantor subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

In addition, there can be no assurance that following the Acquisition our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our New Revolver in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets, which are currently experiencing significant volatility during the ongoing COVID-19 pandemic, and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the Notes may restrict us from adopting some of these alternatives.

If we cannot make scheduled payments on our indebtedness, we will be in default, and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the credit facilities could terminate their commitments to loan money, our secured lenders (including the lenders under the credit facilities and the holders of the Notes) could foreclose against the assets securing their loans and the Notes and we could be forced into bankruptcy or liquidation.

The combined company may be unable to successfully integrate the business of Adtalem and the Walden business acquired in the Acquisition and realize the anticipated benefits of the Acquisition.

The success of the Acquisition will depend, in part, on the combined company’s ability to successfully combine the business of Adtalem and the Walden business acquired in the Acquisition, and realize the anticipated benefits, including synergies, cost savings, innovation, and operational efficiencies, from the combination. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the combined company’s financial position, results of operations and cash flows, and the value of its common stock may be harmed. Additionally, rating agencies may take negative actions against the combined company.

The Acquisition involves the integration of certain Walden assets of Laureate with Adtalem’s existing business, which is expected to be a complex, costly, and time-consuming process. The integration may result in material challenges, including, without limitation:

●	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Acquisition;
●	managing a larger combined company;
●	maintaining employee morale and retaining key management and other employees;
●	the possibility of faulty assumptions underlying expectations regarding the integration process;
●	retaining existing business and operational relationships and attracting new business and operational relationships;
●	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
●	coordinating geographically separate organizations;
●	unanticipated issues in integrating information technology, communications, and other systems;

●	unanticipated changes in federal or state laws or regulations, including changes with respect to government financial aid programs and any regulations enacted thereunder;
●	unforeseen or worse liabilities or risks related to Walden; and
●	unforeseen expenses or delays associated with the Acquisition.

Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations, and cash flows.

The integration of Walden with Adtalem’s business may result in unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. These integration matters could have an adverse effect on (i) each of Adtalem and Walden during this transition period and (ii) the combined company for an undetermined period after completion of the Acquisition. In addition, any actual cost savings of the Acquisition could be less than anticipated.

Risks Related to Shareholder Activism

Shareholder activism, including public criticism of Adtalem or our management team, may adversely affect us.

In recent years, shareholder activism involving corporate governance, fiduciary duties of directors and officers, strategic direction and operations has become increasingly prevalent. Since December 2020, investors communications to our Board of Directors, among other things, urged our Board of Directors to focus on the following aspects of our business: (i) consider all options to terminate the Acquisition, (ii) sell the medical schools and the financial services assets, (iii) following the sale of the medical schools and the financial services assets, eliminate the holding company structure, (iv) rationalize the cost structure, (v) make changes to the composition of our management and board, (vi) separate the Chairman and CEO roles, and (vii) review the current management compensation structure. Other recent communications from the investors to our Board of Directors, among other things, urged our Board of Directors to execute the following initiatives: (a) investigate the allegations by the DOJ that Walden University may have violated the federal False Claims Act and explore all possible options for terminating the Acquisition, (b) make changes to the composition of our management to include persons with significant operational and industry experience, (c) separate the Chairman and CEO roles, (d) eliminate our holding company structure and divest the financial services division, and (e) take certain steps to reduce corporate overhead and redundancies. Additional investor communications to our Board of Directors shared concerns regarding the quality of the assets associated with the Acquisition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 - January 31, 2021	562,379	$36.39	562,379	$279,803,123
February 1, 2021 - February 28, 2021	105,200	39.42	105,200	275,655,637
March 1, 2021 - March 31, 2021	307,304	39.03	307,304	263,662,817
Total	974,883	$37.55	974,883	$263,662,817

(1)  On November 8, 2018, we announced that the Board of Directors of Adtalem (the “Board”) authorized the eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021.

The twelfth and current share repurchase program commenced in January 2021. Repurchases under our share repurchase programs were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	NA	NA
February 1, 2021 - February 28, 2021	4,469	40.13	NA	NA
March 1, 2021 - March 31, 2021	—	—	NA	NA
Total	4,469	$40.13	NA	NA

(1)  Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1

Indenture, dated as of March 1, 2021, by and between Adtalem Escrow Corporation, as escrow issuer, and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to Adtalem’s Current Report on Form 8-K filed with the SEC on March 1, 2021).

4.2	Form of 5.500% Senior Notes due 2028 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Adtalem’s Current Report on Form 8-K filed with the SEC on March 1, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: April 29, 2021	By:	/s/ Robert J. Phelan
Robert J. Phelan
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)