Form 10-K
period 2021-06-30
Adtalem Global Education Inc.
filed 2021-08-19
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2020, was $1,698,122,114 based on the closing price of $33.95 per share of Common Stock as reported on the New York Stock Exchange.

As of August 12, 2021, there were 49,620,608 shares of the registrant’s common stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2021.

Adtalem Global Education Inc.

Form 10-K

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding the future impact of the novel coronavirus (“COVID-19”) pandemic, and the efficacy and distribution of the vaccines. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Part I, Item 1A. “Risk Factors,” which should be read in conjunction with the forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements are based on information available to us as of the date any such statements are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.

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

On August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company (together with e-Learning, “Walden”), from Laureate Education, Inc. (“Laureate” or “Seller”) in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Membership Interest Purchase Agreement, as amended (the “Agreement) (the “Acquisition”). See Note 22 “Subsequent Event” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

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

Financial Services – Offers test preparation, certifications, conferences, seminars, memberships, and subscriptions to business professionals in the areas of accounting, anti-money laundering, banking, and mortgage lending. This segment includes the operations of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine. On August 4, 2021, Adtalem announced we are exploring strategic alternatives for the Financial Services segment.

“Home Office and Other” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 21 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Medical and Healthcare

Chamberlain

Chamberlain was founded in 1889 as Deaconess College of Nursing and acquired by Adtalem in 2005. In May 2017, Chamberlain College of Nursing broadened its reach in healthcare education through the establishment of Chamberlain University and now offers its programs through its College of Nursing and College of Health Professions. Nursing degree offerings include a three-year onsite Bachelor of Science in Nursing (“BSN”) degree, an online Registered Nurse (“RN”) to BSN (“RN-to-BSN”) degree completion option, an online Master of Science in Nursing (“MSN”) degree, including Family Nurse Practitioner (“FNP”) and other specialties, and the online Doctor of Nursing Practice (“DNP”) degree.

Chamberlain offers an online Master of Public Health (“MPH”) degree program and an online Master of Social Work (“MSW”) degree program, which launched in July 2017 and September 2019, respectively, both of which are offered through its College of Health Professions.

Chamberlain provides an educational experience distinguished by a high level of care for students, academic excellence, and integrity delivered through its 23 campuses and online. Chamberlain is committed to graduating health professionals who are empowered to transform healthcare worldwide. Chamberlain had 34,930 students enrolled in the May 2021 session, an increase of 4.6% over the prior year.

Chamberlain’s pre-licensure BSN degree is a baccalaureate program offered at its campus locations as well as online in specific states. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to the typical four-year BSN program with summer breaks. Beginning in September 2019, Chamberlain also began offering an evening/weekend BSN option at select campuses. In September 2020, Chamberlain launched its online BSN option which offers a blend of flexibility, interactivity, and experiential learning. The program is available to students living in eleven states (Alaska, Hawaii, Illinois, Iowa, Maryland, Minnesota, New Mexico, Oklahoma, South Dakota, West Virginia, and Wisconsin). Chamberlain pre-licensure BSN students who completed the National Council Licensure Examination (“NCLEX”) had an overall pass rate of 91% in 2020 and 88% in 2019. The national NCLEX pass rate was 90% for 2020 and 91% for 2019.

Students who already have passed their NCLEX exam and achieved RN designation through a diploma or associate degree can complete their BSN degree online through Chamberlain’s RN-to-BSN completion option in three semesters of full-time study, although most students enroll part-time while they continue working as nurses.

The online MSN degree program offers five non-direct-care specialty tracks: Educator, Executive, Informatics, Population Health, and Healthcare Policy. These programs require 36 credit hours and are designed to be completed in approximately two years of part-time study. Chamberlain also offers three direct-care nurse practitioner tracks: FNP, Adult-Gerontology Acute Care Nurse Practitioner (“AGACNP”), and Adult-Gerontology Primary Care Nurse Practitioner (“AGPCNP”). The FNP and AGPCNP programs require 45 credit hours along with 650 lab and clinical hours and are designed to be completed in two and a half years of part-time study. The AGPCNP and AGACNP programs launched in July 2020. Chamberlain also offers an accelerated MSN option that students can complete in 30 credit hours and receive a generalist degree.

The online DNP degree program is based on the eight essentials of doctoral education outlined by the American Association of Colleges of Nursing (“AACN”). The DNP program is designed for nurses seeking a terminal degree in nursing and offers an alternative to research-focused Ph.D. programs. The program requires 32 to 40 credit hours along with 1,000 clinical practicum hours. The program can be completed in five to six semesters of study.

Chamberlain’s College of Health Professions MPH degree program focuses on preparing students to become public health practitioners to work with communities and populations globally to promote healthy communities and to prevent community health problems such as disease, poverty, health access disparities, and violence through interdisciplinary coursework. The program requires 43 credit hours. The MSW degree program aims to develop and empower students to be agents of social change in their communities and throughout the world. The MSW degree program prepares students for generalist or specialized practice and offers three specializations, including Crisis and Response Interventions, Trauma, and Medical Social Work. The program offers both a traditional and advanced standing option. The traditional option requires 60 credit hours while the advanced standing option requires 36 credit hours and is for students who have completed a baccalaureate degree in social work.

Student Admissions and Admissions Standards

Pre-Licensure BSN Program

The Chamberlain undergraduate pre-licensure admission process is made up of two phases: Academic Eligibility and Clinical Clearance. Applicants must meet both sets of requirements to be eligible for admission. Academic Eligibility requires proof of graduation with a minimum grade point average of 2.75 from a recognized high school or other college, along with a minimum custom score on the A2 Admission Assessment test. The admissions committee reviews each application and selects the most qualified candidates. Applicants who are deemed Academically Eligible must receive Clinical Clearance, which includes a background check, fingerprint screen, and drug screen for acceptance to be granted. Chamberlain enrolls students in its pre-licensure program at least three times per year, during the January, May, and September sessions and select campuses may offer additional opportunities to start.

RN-to-BSN Option

Admission to the RN-to-BSN option requires a nursing diploma or Associate Degree in Nursing from an accredited institution, a minimum grade point average of 2.0, and a current, active, unrestricted RN license in the U.S. or other jurisdiction that is an associate member of the National Council of State Boards of Nursing (“NCSBN”). Chamberlain enrolls students in its RN-to-BSN program six times per year, during the January, March, May, July, September, and November sessions.

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

Chamberlain enrolls students in its graduate programs six times per year, during the January, March, May, July, September, and November sessions.

Medical and Veterinary Schools

Together, the three schools, along with the Medical Education Readiness Program (“MERP”) and the Veterinary Preparation Program, had 5,126 students enrolled in the May 2021 semester, a 1.2% decrease compared to the same term last year.

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

RUSM

RUSM, founded in 1978 and acquired by Adtalem in 2003, provides medical education and confers the Doctor of Medicine degree. RUSM has graduated more than 15,000 physicians since inception. The mission of RUSM is to prepare highly dedicated students to become effective and successful physicians. RUSM seeks to accomplish this by focusing on imparting the knowledge, skills, and values required for its students to establish a successful and satisfying career as a physician. In January 2019, RUSM moved its basic science instruction from Dominica to Barbados.

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

Initially, AUC and RUSM students complete a program of concentrated study of medical sciences after which they sit for Step 1 of the USMLE, which assesses whether students understand and can apply scientific concepts that are basic to the practice of medicine. Under AUC and RUSM direction, students then complete the remainder of their program by participating in clinical rotations conducted at over 40 affiliated teaching hospitals or medical centers connected with accredited medical education programs in the U.S., Canada, and the U.K. Successfully passing USMLE Step 2 Clinical Skills previously was a requirement for graduation and for certification by the Educational Commission for Foreign Medical Graduates (“ECFMG”) to enter the U.S. residency match. Due to COVID-19 restrictions, USMLE Step 2 Clinical Skills has been discontinued. ECFMG has developed alternative pathways to replace this requirement, for which AUC and RUSM are generally eligible. In addition, flexibility to use some online clinical training has been allowed by accreditors and other U.S. regulatory bodies. These alternatives are critical to keeping many students on track to graduate and enter the 2022 residency match.

Upon successful completion of their medical degree requirements, students apply for a residency position in their area of specialty through the National Residency Matching Program (“NRMP”). This process is also known as “The Match”® and utilizes an algorithm to “match” applicants to programs using the certified rank order lists of the applicants and program directors.

AUC students achieved a 94% and 93% first-time pass rate on the USMLE Step 1 exam in 2019 and 2020, respectively. Of first-time eligible AUC graduates, 92% attained residency positions in both 2020 and 2021.

RUSM students achieved a 97% and 91% first-time pass rate on the USMLE Step 1 exam in 2019 and 2020, respectively. Of first-time eligible RUSM graduates, 95% and 92% attained residency positions in 2020 and 2021, respectively.

In September 2019, AUC opened its medical education program in the U.K. in partnership with University of Central Lancashire (“UCLAN”). The program offers students a Post Graduate Diploma in International Medical Sciences from UCLAN, followed by their Doctor of Medicine degree from AUC. Students are eligible to do clinical rotations at AUC’s clinical sites, which include hospitals in the U.S., the U.K., and Canada. This program is aimed at preparing students for the USMLE.

MERP is a 15-week medical school preparatory program focused on enhancing the academic foundation of prospective AUC and RUSM students and providing them with the skills they need to be successful in medical school and to achieve their goals of becoming physicians. Upon successful completion of the MERP program, students are guaranteed admission to AUC or RUSM. Data has shown that the performance of students who complete the MERP program are consistent with students who were admitted directly into medical school.

RUSVM

RUSVM, founded in 1982 and acquired by Adtalem in 2003, provides veterinary education and confers the Doctor of Veterinary Medicine, as well as Masters of Science and Ph.D. degrees. RUSVM is one of 54 American Veterinary Medical Association (“AVMA”) accredited veterinary education institutions in the world. RUSVM is located in St. Kitts and has graduated nearly 6,000 veterinarians since inception. The mission of RUSVM is to provide the best learning environment to prepare students to become members and leaders of the worldwide public and professional healthcare system and to advance human and animal health through research and knowledge exchange.

The RUSVM program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. RUSVM students complete a seven-semester, pre-clinical curriculum at the campus in St. Kitts. After completing their pre-clinical curriculum, RUSVM students enter a clinical clerkship under RUSVM direction lasting approximately 45 weeks at one of 31 clinical affiliates located in the U.S., Canada, Australia, Ireland, New Zealand, and the U.K.

RUSVM offers a one-semester Veterinary Preparatory Program (“Vet Prep”) designed to enhance the pre-clinical science knowledge and study skills that are critical to success in veterinary school. The Vet Prep advancement rate for 2018-2019 is 92%, which represents the percent of Vet Prep students in 2018-2019 who started at RUSVM within one year.

In 2020 and 2021, instruction for both the RUSVM and Vet Prep programs was partially offered online in response to COVID-19 travel restrictions. As of June 30, 2021, all students except those in Vet Prep had returned to full-time instruction in St. Kitts.

Student Admissions and Admissions Standards

AUC, RUSM, and RUSVM employ regional admissions representatives in locations throughout the U.S. and Canada who provide information to students interested in their respective programs. A successful applicant must have completed the required prerequisite courses and, for AUC and RUSM, taken the Medical College Admission Test (“MCAT”), while RUSVM applicants must have completed the Graduate Record Exam (“GRE”). Candidates for admission must interview with an admissions representative and all admission decisions are made by the admissions committees of the medical and veterinary schools. AUC allows several entrance examinations for its international students. The MCAT (and other entrance exams) requirement is currently waived due to lack of availability of testing caused by COVID-19 closures. The Department of Education (“ED”), which usually mandates that the schools require MCAT for U.S. citizens, has waived this requirement for the calendar 2021 because of limited testing availability due to COVID-19. Both AUC and RUSM waived MCAT requirements, and the first students with waived MCAT requirements began their education in September 2020. For classes starting in September 2021, AUC and RUSM will continue to waive the MCAT requirement. RUSVM waived GRE requirements for classes starting in January 2021 and May 2021 because of limited testing availability due to COVID-19.

Financial Services

ACAMS

ACAMS, founded in 2001 and acquired by Adtalem in July 2016, is the largest international membership organization dedicated to enhancing the knowledge, skills, and expertise of anti-financial crime prevention professionals globally. As of June 30, 2021, ACAMS has more than 83,000 members in 175 countries. Members include representatives from a wide range of financial institutions, regulatory bodies, law enforcement agencies, and industry sectors. ACAMS further strengthens Adtalem’s financial services offerings by providing professional education, best-in-class peer network and thought leadership for the global financial crime prevention community.

ACAMS’ offerings include membership services, associate, professional and advanced-level certifications, including the gold standard Certified Anti-Money Laundering Specialist (“CAMS”) certification and the Certified Global Sanctions Specialist (“CGSS”) certification, professional development through virtual and in-person training, risk assessment, and publications. The CAMS credential and ACAMS advanced certifications like CAMS-Audit and CAMS-FCI (Financial Crimes Investigation) are recognized as industry-leading in anti-money laundering (“AML”) certifications worldwide. ACAMS continues to help its members safeguard their institutions with new training initiatives and certifications on such topics as the FinTech sector, transaction monitoring, risk management, and Know-Your-Customer requirements. ACAMS’ free Ending Modern Slavery and Human Trafficking certificate that was launched in June 2020 in partnership with Finance Against Slavery and Trafficking has seen close to 10,000 professionals enrolled within a year. ACAMS launched a similar initiative in September 2020 with the World Wide Fund for Nature to end illegal wildlife trade. Through webinars, other online training and thought leadership, ACAMS continues to inform industry thinking on the compliance risks and best practices associated with virtual currencies, digital ID, artificial intelligence, green crimes, and other emerging issues for financial institutions.

ACAMS markets its training programs to AML and anti-financial crime professionals from a wide range of industries, including large financial institutions, brokerage firms, the FinTech sector and insurance companies. Direct mail, print, e-mail, digital, and social media advertising are used to enhance program awareness, distribute relevant content, and to attract new members and program participants. The ACAMS website is another source of information for prospective members and event attendees.

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

Becker management believes that it has developed competitive advantages in its 60-plus year history and track record of successful customer achievements on the CPA exam. Becker offers experienced, highly qualified instructors for each area of specialty included in the exam, including industry renowned accounting experts. Becker’s materials are continuously and extensively updated and include practice simulations and software functionality similar to those used in the CPA exam.

Becker markets its courses directly to potential customers and to select employers, including the large global, national, and regional public accounting firms. Becker drives new students to its website through a combination of alumni referrals, email, digital and social media advertising, affiliate marketing, and a network of student representatives at colleges and universities across the country.

Becker has long-standing relationships with all of the top 100 largest public accounting firms, including each of the “Global 7” public accounting firms. In total, Becker has relationships with more than 1,500 public accounting firms, professional societies, and universities.

OCL

OCL, founded in 2007 and acquired by Adtalem in May 2019, is a leading provider of compliance training, mortgage licensure preparation, continuing education, and professional development in the banking and mortgage industries across the U.S. With multi-modal formats, including webinars, videos, micro-learning, and animation, financial institutions can easily provide training programs that work best for their workforce.

OCL markets its governance, risk, and compliance training, as well as professional development courses to banks and credit unions. Its offerings include over 600 online courses and 450 webinars per year. Training and courses address the diverse education needs of the institution, including frontlines, compliance teams, commercial and retail lending, executive leadership, and board of directors.

OCL markets its mortgage pre-licensing, exam preparation, continuing education, and professional development training to mortgage companies and professionals. Its mortgage pre-licensing and continuing education offerings are Nationwide Mortgage Licensing System & Registry (“NMLS”) approved in all 50 states.

OCL markets its library of proprietary and industry-aligned accredited courses and training programs to banks, credit unions, mortgage brokerage companies and individuals. Direct mail, print, e-mail, digital, social media, and paid search advertising enhance program awareness, distribute relevant content, and attract new customers. OCL’s websites are another source of information for prospective customers.

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

Adtalem Brazil

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”), pursuant to the Stock Purchase Agreement dated October 18, 2019. Adtalem received $345.9 million in sale proceeds and $56.0 million of Adtalem Brazil’s cash, for a combined $401.9 million upon the sale. In addition, Adtalem received $110.7 million from the settlement of a deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk.

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

Overview of the Impact of COVID-19

On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. COVID-19 has had tragic consequences across the globe and altered business and consumer activity across many industries. Management initiated several changes to the operations of our institutions and administrative functions in order to protect the health of Adtalem employees, students, and customers and to mitigate the financial effects of COVID-19 and its resultant economic slowdown. We will continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students, customers, and employees. See also the COVID-19 section in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information, including the effects of COVID-19 on our operations.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their BSN degree; at the onset of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs continued to successfully operate. For the September 2020 session, students and employees returned to several Chamberlain campuses for limited onsite instruction. COVID-19 did not result in significant revenue losses or increased costs at Chamberlain in fiscal year 2021 and 2020. The extent of the impact in fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences, most of which have resumed. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.
●AUC and RUSM: Medical students enrolled in the basic science portion of their program transitioned to online learning at the onset of the COVID-19 outbreak. Many students left St. Maarten and Barbados to continue their studies remotely from other locations. AUC and RUSM were able to provide remote learning and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the U.S. Secretary of Education that was included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020. The waiver was dependent upon the host country’s coronavirus state of emergency declaration. The nation of St. Maarten lifted their declaration in June 2020, and as a result, AUC’s ability to offer distance education ended after the September 2020 semester, requiring all AUC students to return to St. Maarten for basic science instruction effective January 2021. A limited number of RUSM students began returning to Barbados in January and May 2021 with a full return expected for the September 2021 semester. The Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was signed into law in December 2020, and corrected technical errors in the CARES Act, which clarified the authority to operate via distance learning due to a declaration of an emergency in an applicable country or a qualifying emergency in the U.S. This section also extends these flexibilities through the end of the qualifying emergency or June 30, 2022, whichever is later. The Appropriations Act provides Adtalem’s foreign institutions the ability to continue distance education without disruption to their students’ Title IV federal financial aid. COVID-19 did not result in significant revenue losses or increased costs within the basic science programs at the medical schools in fiscal year 2021 and 2020, except with respect to housing operations, as discussed below. COVID-19 will likely have minimal impact on basic science program revenue in fiscal year 2022, except with respect to housing operations, unless students choose to not continue or start their studies during this time of uncertainty. The extent of the impact in fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines. Students who have completed their basic science education progress to clinical rotations in the U.S. and the U.K. Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses during this transition period and beyond. The COVID-19 surge experienced during the winter in fiscal year 2021 across the U.S. caused many partner hospitals to again reduce the hours available for clinical experiences. As a result, although many students were able to resume their clinical education during the second quarter of fiscal year 2021, not being able to offer a full clinical program reduced revenue and operating income of AUC and RUSM in fiscal year 2021 and 2020. As of June 2021, all clinical partners of AUC and RUSM have resumed their clinical programs; however, should future surges in COVID-19 again restrict the number of clinical hours available to our students, we could experience negative effects on revenue and operating income in fiscal year 2022 and beyond. Adtalem has clinical partnerships with hospitals across the U.S. and the U.K., minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income at AUC and RUSM, housing and student transportation revenue and operating income losses in fiscal year 2021 and 2020 were also impacted due to students leaving the St. Maarten and Barbados campuses to continue basic science studies remotely.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students left St. Kitts in March 2020 to continue their studies remotely from other locations. As of May 2021, all basic science students have returned to St. Kitts where lectures continue to be delivered remotely and labs are in-person. COVID-19 did not result in significant revenue losses or increased costs within the basic science program in fiscal year 2021 and 2020. We do not expect a significant impact from COVID-19 on the basic science program in fiscal year 2022, unless students choose to not continue or start their studies during this time of uncertainty. RUSVM continues to be able to provide remote learning during the pandemic and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the CARES Act and the Appropriations Act through the end of the qualifying emergency or June 30, 2022, whichever is later, as described above. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, Australia, Ireland, New Zealand, and the U.K. A few universities initially suspended onsite clinical experiences and transitioned students to online education. All universities have since resumed onsite clinical courses. The initial suspensions did not significantly reduce revenue or operating income in fiscal year 2021 and 2020. While we do not expect a significant impact from COVID-19 at RUSVM, the extent of the impact on clinical experiences in fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines.
●Financial Services: Most Financial Services content, including exam preparation, certification training, continuing education, and subscriptions is delivered online. Any classroom-based learning has been moved to online. No significant COVID-19 related cost increases were realized in Financial Services in fiscal year 2021 and 2020. COVID-19 did result in revenue losses and operating income losses in fiscal year 2021 and 2020, primarily driven by the cancellation of ACAMS live conferences. Fiscal year 2020 lost revenue and operating income was also impacted at Becker from Prometric, a global leader in the provision of technology-enabled testing and assessment solutions, closing CPA testing sites, along with a number of CPA firms either delaying start dates for, or rescinding altogether, offers of employment to recent college graduates. This dampened a key driver of demand in the fourth quarter of fiscal year 2020, which is normally a time of robust demand because of the influx of new college graduates looking to begin their CPA exam preparation. ACAMS live conference revenue is not expected to return to pre-pandemic levels until COVID-19 restrictions are fully lifted and customer apprehension dissipates. COVID-19 is expected to negatively impact Financial Services revenue and operating income in fiscal year 2022 and beyond driven by lower ACAMS live conference revenue and possible weakness in demand at Becker, primarily with CPA firm customers. Virtual conferences were conducted in late fiscal year 2020 and throughout fiscal year 2021, and additional conference revenue could be replaced with virtual or hybrid events in the future; however virtual conferences are unlikely to generate the same level of revenue and operating income as live conferences. Loss of conference revenue is likely in fiscal year 2022 as ACAMS has only recently been able to offer a limited number of live conferences, mostly overseas. Large live and hybrid conferences in the U.S. are not expected to resume until possibly September 2021, and management expects any such events will not initially generate pre-pandemic levels of revenue. Management believes that other than the ACAMS conferences, longer-term operating results in the Financial Services segment will not be significantly affected by COVID-19 unless there are major employment losses with accounting professionals and recent accounting graduates, or in the banking and mortgage sectors. This is not known and cannot be predicted at this time. At Becker, CPA, testing sites are operating with available capacity; however, management believes hiring at CPA firms has not yet fully recovered.
●Administrative Operations: Most institution and home office administrative operations continue to principally be performed remotely. This includes operations in both the U.S. and all foreign locations. These remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have decreased, we would expect these costs to increase as the effects of COVID-19 dissipate. No significant home office costs were incurred related to COVID-19 in fiscal year 2021 and 2020, and no such costs are anticipated in fiscal year 2022, and beyond.

Market Trends and Competition

Medical and Healthcare

Chamberlain

Chamberlain competes in the U.S. nursing education market, which has more than 2,000 programs leading to RN licensure. These include four-year educational institutions, two-year community colleges, and diploma schools of nursing. The market consists of two distinct segments: pre-licensure nursing programs that prepare students to take the NCLEX-RN licensure exam and post-licensure nursing programs that allow existing RNs to advance their education.

In the pre-licensure nursing market, capacity limitations and restricted new student enrollment are common among traditional four-year educational institutions and community colleges. Chamberlain has 23 campuses located in 15 states. In Fall 2020, according to data obtained from the American Association of Colleges of Nursing (“AACN”), Chamberlain had the largest pre-licensure program in the U.S.

In post-licensure nursing education, there are more than 700 institutions offering RN-to-BSN programs and more than 600 institutions offering MSN programs. Chamberlain’s RN-to-BSN degree completion option has received three certifications from Quality Matters, an independent global organization leading quality assurance in online teaching and learning environments. Chamberlain has earned the Online Learning Support, Online Teaching Support, and Online Learner Success certifications. Chamberlain’s RN-to-BSN degree completion option, MSN degree program, and DNP degree program are approved in 50 states, the District of Columbia, and the U.S. Virgin Islands. The MSN FNP track is approved in 46 states and the U.S. Virgin Islands, while the AGACP and AGPCP tracks are approved in 42 states and the U.S. Virgin Islands. The MPH program is approved in 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The MSW program is approved in 37 states and Puerto Rico.

In Fall 2020, according to AACN data, Chamberlain had the largest FNP and DNP programs in the U.S.

Medical and Veterinary Schools

AUC and RUSM compete with approximately 150 U.S. schools of medicine, 48 U.S. colleges of osteopathic medicine, and more than 40 Caribbean medical schools as well as with international medical schools recruiting U.S. students who may be eligible to receive funding from ED Title IV programs. RUSVM competes with AVMA accredited schools, of which 33 are U.S.-based, 5 are Canadian and 16 are other international veterinary schools.

There has been some recent expansion in the U.S. medical education and veterinary education enrollment capacities because of the growing supply/demand imbalance for medical doctors and veterinarians. Despite this expansion, management believes the imbalance will continue to spur demand for medical and veterinary education.

Financial Services

ACAMS

Money laundering and the financing of terrorism are financial crimes with significant economic impact. Money laundering can occur in various forms including corruption, drug trafficking, tax evasion, and cybercrime. AML is the set of procedures, laws, and regulations designed to combat the practice of generating income through illegal actions. Professionals who need effective AML procedures include financial institutions, insurers, asset managers, lawyers, broker-dealers, private equity firms, consultants, law enforcement, and credit institutions. This training protects companies against various costs, such as financial penalties from regulatory bodies, personal liability, financial action from shareholders or employees, and reputational damage.

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

As of June 30, 2021, more than 43,000 professionals have been certified, which is completed by passing the ACAMS CAMS certification examination, CGSS certification or other ACAMS certification examinations as a qualified applicant. Two of the highly regarded industry publications are ACAMS Today and ACAMS moneylaundering.com. Prior to COVID-19, conferences and seminars are held in 32 countries and host approximately 10,000 attendees annually. ACAMS also has chapters in 60 countries around the world, led by professionals from the respective countries or geographic regions on a voluntary basis.

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

Becker is the industry leader in providing CPA exam review services and has been preparing candidates to pass the CPA exam for over 60 years. From 2007-2020, 90% of all Watt Sells Award winners, which are individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker.

OCL

Professionals in the financial services and mortgage industry require mandatory compliance training to meet regulatory requirements and internal compliance requirements; those in the mortgage industry have licensure and continuing education requirements. The regulatory environment for the financial services and mortgage industries continues to change at a rapid pace, which requires companies to maintain higher control standards. OCL’s offerings address these needs as well as the growing importance of specialized skills and up-skilling the workforce. Organizations meet their training needs by partnering with third-party training providers and internally developed informal training. Due to frequent regulatory changes, internal training is being supplemented with third-party developed training programs to meet higher regulatory standards. OCL is one of the largest national providers of training in both the bank, credit union, and mortgage industries.

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

Medical and Veterinary Schools

The Government of St. Maarten authorizes AUC to confer the Doctor of Medicine degree. AUC is accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries that do not have a national medical school accreditation body. The U.S. Department of Education National Committee on Foreign Medical Education and Accreditation (“NCFMEA”) has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education (“LCME”). In addition, AUC is authorized to place students in clinical rotations in the majority of U.S. states, including California, Florida, and New York, where robust processes are in place to evaluate and approve an international medical school’s programs. AUC students can join residency training programs in all 50 states. AUC has also been approved by the Graduate Medical Council (“GMC”), the accrediting body in the U.K., which allows AUC graduates to apply for post-graduate (residency) programs in the U.K.

RUSM’s primary accreditor is Caribbean Accreditation Authority for Education in Medicine and other Health Professions (“CAAM-HP”). CAAM-HP is authorized to accredit medical programs by the government of Barbados. On July 26, 2018, Barbados authorized RUSM to confer the Doctor of Medicine degree. The NCFMEA has affirmed that CAAM-HP has established and enforces standards of educational accreditation that are comparable to those promulgated by the LCME. In addition, RUSM is authorized to place students in clinical rotations in the majority of U.S. states, including California, Florida, New Jersey, and New York, where robust processes are in place to evaluate and accredit an international medical school’s programs. RUSM students can join residency training programs in all 50 states.

RUSVM has been recognized by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. The Doctor of Veterinary Medicine degree is accredited by the American Veterinary Medical Association Council on Education (“AVMA COE”). RUSVM has affiliations with 31 AVMA-accredited U.S. and international colleges of veterinary medicine so that RUSVM students can complete their final three clinical semesters of study in the U.S. or abroad. RUSVM has received accreditation for its Postgraduate Studies program from the St. Christopher & Nevis Accreditation Board. The Postgraduate Studies program offers Master of Science and Ph.D. degrees in all research areas supported by RUSVM. Areas of emphasis are guided by RUSVM's themed research centers.

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

The following table, which excludes Adtalem Brazil, Carrington, and DeVry University revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2020 and 2019. Final data for fiscal year 2021 is not yet available.

	Fiscal Year
	2020	2019
Federal assistance (Title IV) program funding (grants and loans)	59%	59%
Private loans	2%	2%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance, and other	39%	39%
Total	100%	100%

Financial Aid

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. The HEA was last reauthorized by the U.S. Congress in July 2008 and was signed into law in August 2008. In the 117th Congress, a comprehensive HEA reauthorization bill has not been introduced. However, standalone bills impacting Title IV federal financial aid programs have been introduced in both chambers of Congress. Some of these bills could be included in a larger legislative package, which could include the HEA. When the HEA is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

Information about Particular U.S. and Canadian Government Financial Aid Programs

Chamberlain, AUC, RUSM, and RUSVM students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

U.S. Federal Financial Aid Programs

Students in the U.S. rely on three types of ED student financial aid programs under Title IV of the HEA.

1. Grants. Chamberlain undergraduate students may participate in the Federal Pell Grant and Federal Supplemental Education Opportunity Grant programs.

●	Federal Pell Grants: These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2020-2021 school year, eligible students could receive Federal Pell Grants ranging from $320 to $9,517.
●	Federal Supplemental Educational Opportunity Grant (“FSEOG”): This is a supplement to the Federal Pell Grant and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement federal funds with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below), or by externally provided scholarship grants.

2. Loans. Chamberlain, AUC, RUSM, and RUSVM students may participate in the Direct Unsubsidized and PLUS programs within the Federal Direct Student Loan Program. Chamberlain undergraduate students may also be eligible for Subsidized Loans within the Federal Direct Student Loan Program.

●	Direct Subsidized Loan: Awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) available to undergraduate students with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis (the student is responsible for paying the interest charges during the six months after no longer attending school on at least a half-time basis for those loans with a first disbursement between July 1, 2012 and July 1, 2014). First time borrowers after July 1, 2013 are eligible for Direct Subsidized Loans only for 150% of the published length of their academic program. Loan limits per academic year range from $3,500 for students in their first and second academic year to $5,500 for students in their third or higher undergraduate academic year.
●	Direct Unsubsidized Loan: Awarded to students who do not meet the needs test or as an additional supplement to the Direct Subsidized Loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Direct Unsubsidized Loan limits per academic year range from $2,000 for students in their first and second academic year to $7,000 in later undergraduate years and increasing to $20,500 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional Direct Unsubsidized Loan amount up to the limit of the Direct Subsidized Loan at their respective academic grade level. The total Direct Subsidized and/or Direct Unsubsidized Loan aggregate borrowing limit for undergraduate students is $57,500 and $138,500 for graduate students, which is inclusive of Direct Subsidized and Direct Unsubsidized Loan amounts borrowed as an undergraduate.
●	Direct Grad PLUS and Direct Parent PLUS Loans: Enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance, which includes allowances for tuition, fees, and living expenses. Both Direct Grad PLUS and Direct Parent PLUS Loans are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

3. Federal Work-study. Chamberlain participates in this program, which offers work opportunities, both on or off campus, on a part-time basis to students who demonstrate financial need. Federal Work-study wages are paid partly from federal funds and partly from qualified employer funds.

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

Information about Other Financial Aid Programs

Private Loan Programs

Some Chamberlain, AUC, RUSM, and RUSVM students rely on private (non-federal) loan programs borrowed from private lenders for financial assistance. These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards. The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards.

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

Students at AUC may be eligible for an institutional scholarship, ranging from $5,000 to $80,000 to cover expenses incurred from tuition and fees. Students at RUSM may be eligible for various institutional scholarships, ranging from $5,000 to $108,000, to cover expenses incurred from housing, tuition and fees. Students at RUSVM may be eligible for an institutional scholarship, ranging from $2,000 to $27,123 to cover expenses incurred from tuition and fees.

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

Adtalem financing agreements are carried on our balance sheet, net of related reserves, and there are no relationships with external parties that reduce Adtalem’s risk of collections.

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

In addition to governance by the regulatory triad, there has been increased focus by members of the U.S. Congress and federal agencies, including ED, the Consumer Financial Protection Bureau (“CFPB”), and the Federal Trade Commission (“FTC”), on the role that proprietary educational institutions play in higher education. We expect that this challenging regulatory environment will continue for the foreseeable future.

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

Defense to Repayment Regulations

Under the HEA, ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a Defense to Repayment of a Direct Loan made under the Federal Direct Loan Program. On July 1, 2020, new Defense to Repayment regulations went into effect that include a higher threshold for establishing misrepresentation, provides for a statute of limitation for claims submission, narrows the current triggers allowed for letter of credit requirements, and eliminates provisions for group discharges. The new regulations are effective with claims on loans disbursed on or after July 1, 2020.

The “90/10 Rule”

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The American Rescue Plan Act of 2021 (the “Rescue Act”) enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change is subject to negotiated rulemaking, which will not begin prior to October 1, 2021. The amended rule will first apply to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2020 and 2019. Final data for fiscal year 2021 is not yet available.

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

Incentive Compensation

An educational institution participating in Title IV programs may not pay any commission, bonus, or other incentive payments to any person involved in student recruitment or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement have not established clear criteria for compliance in all circumstances, but, prior to 2011, there were 12 safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. New rules effective in 2011 eliminated the 12 safe harbors. These changes increased the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes have limited and are expected to continue to limit Adtalem’s ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. Management believes that Adtalem has not been, nor is currently, involved in any activities that violate the restrictions on commissions, bonuses, or other incentive payments to any person involved in student recruitment, admissions, or awarding of Title IV program funds.

Standards of Financial Responsibility

A financial responsibility test is required for continued participation by an institution’s students in U.S. federal financial assistance programs. For Adtalem’s participating institutions, this test is calculated at the consolidated Adtalem level. The test is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These institutions are subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is considered not financially responsible. However, an institution with a score of less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. Changes to the manner in which the composite score is calculated that were effective on July 1, 2020 has negatively affected Adtalem’s composite score for fiscal year 2021 and will continue to negatively affect future Adtalem scores. At this time, management does not believe these changes by themselves will result in the score falling below 1.5. However, as a result of the acquisition of Walden and the related transactions, Adtalem expects its consolidated composite score to fall below 1.5 at its next financial responsibility test. If Adtalem becomes unable to meet requisite financial responsibility standards within the regulations, management believes it will be able to otherwise demonstrate its ability to continue to provide educational services; however, our institutions could still be subject to heightened cash monitoring or be required to post a letter of credit to continue to participate in federal and state financial assistance programs.

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

State Authorization

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Chamberlain is specifically authorized to operate in all of the domestic jurisdictions that require such authorizations. Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. Chamberlain has obtained licensure in states which require such licensure and where their students are enrolled and is an institutional participant in the National Council for State Authorization Reciprocity Agreements (“NC-SARA”) initiative.

On December 19, 2016, ED published new rules concerning requirements for institutional eligibility to participate in Title IV programs. These regulations, which would have become effective beginning July 1, 2018, but were delayed until July 1, 2020, were subsequently renegotiated as part of the 2018-2019 Accreditation and Innovation rule-making sessions. The renegotiated rule went into effect on July 1, 2020 and requires an institution offering distance education or correspondence courses to be authorized by each state from which the institution enrolls students, if such authorization is required by the state. If an institution offers postsecondary education through distance education or correspondence courses in a state that participates in a state authorization reciprocity agreement, and the institution offering the program is located in a state where it is also covered by such an agreement, the institution would be considered legally authorized to offer postsecondary distance or correspondence education in the state where courses are offered via distance education, subject to any limitations in that agreement. The regulations also require an institution to document the state processes for resolving complaints from students enrolled in programs offered through distance education or correspondence courses. Lastly, the regulations require that an institution provide certain disclosures to enrolled and prospective students regarding its programs that lead to professional licensure.

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

Educational institutions are penalized to varying degrees under the Federal Direct Student Loan Program, depending on the default rate for the “cohort” defined in the statute. An institution with a cohort default rate that exceeds 20% for the year is required to develop a plan to reduce defaults, but the institution’s operations and its students’ ability to utilize student loans are not restricted. An institution with a cohort default rate of 30% or more for three consecutive years is ineligible to participate in these loan programs and cannot offer student loans administered by ED for the fiscal year in which the ineligibility determination is made and for the next two fiscal years. Students attending an institution whose cohort default rate has exceeded 30% for three consecutive years are also ineligible for Federal Pell Grants. Any institution with a cohort default rate of 40% or more in any year is subject to immediate limitation, suspension, or termination proceedings from all federal aid programs.

According to ED, the three-year cohort default rate for all colleges and universities eligible for federal financial aid was 9.7% in fiscal year 2017 (the latest period for which data are available) and 10.1% in fiscal year 2016.

The latest period for which final three-year data is available is fiscal year 2017. Default rates for Chamberlain, AUC, RUSM, and RUSVM students are as follows:

	Cohort Default Rate
	2017	2016
Chamberlain University	3.4%	3.5%
American University of the Caribbean School of Medicine	1.4%	0.7%
Ross University School of Medicine	1.3%	1.1%
Ross University School of Veterinary Medicine	0.9%	1.2%

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

Refer to the risk factor titled “If regulators do not approve, or delay their approval, of transactions involving a material change of ownership or change of control of Adtalem, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditation and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business” under subsection “Risks Related to Adtalem’s Highly Regulated Industry” in Item 1A. “Risk Factors.”

State Approvals and Licensing

Adtalem institutions require authorizations from many state higher education authorities to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the U.S., each Chamberlain location is approved to grant degrees by the respective state in which it is located. Additionally, many states require approval for out-of-state institutions to recruit within their state or offer instruction through online modalities to residents of their states. Adtalem believes its institutions are in compliance with all state requirements as an out-of-state institution. AUC and RUSM clinical programs are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are reported to ED as required.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted approximately $8.9 million of surety bonds with regulatory authorities on behalf of Chamberlain, AUC, RUSM, RUSVM, Becker, and OCL.

Certain states have set standards of financial responsibility that differ from those prescribed by federal regulation. Adtalem believes its institutions are in compliance with state and Canadian provincial regulations. If Adtalem were unable to meet the tests of financial responsibility for a specific jurisdiction, and could not otherwise demonstrate financial responsibility, Adtalem could be required to cease operations in that state. To date, Adtalem has successfully demonstrated its financial responsibility where required.

Seasonality

The seasonal pattern of Adtalem’s enrollments and its educational programs’ starting dates affect the results of operations and timing of cash flows.

Human Capital

As of June 30, 2021, Adtalem had the following number of employees:

		Temporary
	Faculty	and Student
	and Staff	Employees	Total
Chamberlain University	1,681	324	2,005
Medical and Veterinary Schools	943	24	967
Financial Services	665	37	702
Home Office	735	17	752
Total	4,024	402	4,426

Adtalem also utilizes approximately 2,500 independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. Our management believes that Adtalem has good relations with its employees.

We regularly gather feedback from our employees through our Engagement Survey to gain insight into how our employees perceive their work environment, the resources to do their job, the quality of communications within and across teams, and their commitment to the organization. Engagement is a part of our culture. We want to understand what is working well and where we have areas for improvement.

Two important measures that we examine through the Engagement Survey are Engagement and Enablement. Engagement is the “want to” of work, or more specifically, whether employees are committed to the organization and if they are willing to put in extra effort for the good of the organization. Enablement is the “can do” of work, meaning employee skills and abilities are fully utilized in their roles and whether the organizational environment supports them in getting their work done. Where global benchmarks are available, we are typically 5-10% above the benchmark for overall Engagement and Enablement, illustrating our strong focus on the employee experience and eye towards continuous improvement.

Over the last year, we have added dimensions to our Engagement Survey to gather feedback on our response to the COVID-19 pandemic, as well as the comfort level of our employees to return to the workplace. This feedback was invaluable when developing a thoughtful approach for returning to the workplace across all office locations. Selected results from our Engagement Surveys were as follows:

Favorability
Topic	(top 2 ratings)
Pandemic Response November 2020 Engagement Survey favorability in the dimension of Pandemic (8 questions)	73%
Key Question - My organization is responding effectively to changes in the business environment caused by the pandemic	89%
Key Question - Assuming appropriate safeguards are followed, how comfortable do you feel about returning to the office? (Excludes those that have indicated they are already working in the office at least part-time)	52%
Engagement May 2021 Engagement Survey favorability in the dimension of Engagement	71%
Enablement May 2021 Engagement Survey favorability in the dimension of Enablement	75%
Respect and Recognition May 2021 Engagement Survey favorability in the dimension of Respect and Recognition	78%

Diversity and inclusion are core tenets of our culture at Adtalem. Not only do we focus on ensuring a diverse workforce through our Talent First agenda, our leadership team participates in initiatives that further the advancement of historically under-represented groups in society. We have been highly intentional with our practices, programs, and policies to ensure that women and people of color are getting equitable access and experience to opportunities that can better position them for career growth. By doing this, we believe that we can strengthen our ability to better serve our students, members, and employer partners, as well as make a greater social and economic impact in our global communities. One important program around this initiative is Adtalem EDGE, which stands for Empowerment, Diversity, Growth, and Excellence. Adtalem EDGE is a network of leadership scholars and professionals that promotes the enhanced career experience and advancement of women in leadership roles, while also fostering a culture of diversity and overall inclusiveness at Adtalem and in the community. This mission is supported by providing educational resources, professional development and networking, and affording leadership opportunities that facilitates career advancement.

We continuously measure representation amongst our employee population and also make it a focus in our aforementioned Engagement Survey to ensure there are no significant differences amongst groups in terms of engagement, enablement, and our employee’s view of their psychological safety within our organization.

As of June 30, 2021, our employee diversity was as follows:

Level	Female	People of Color
All Levels	79%	36%
Management	67%	33%
Sr. Management	65%	28%
Executive	48%	13%

Selected results from our May 2021 Engagement Survey were as follows:

Category	People of Color	White	Female	Male
Engagement	71%	73%	72%	70%
Enablement	75%	76%	75%	75%
Psychological Safety	78%	81%	79%	78%

Our focus on these initiatives, both as an organization and among our leadership team, has resulted in our recognition as a leader in diversity, equity, and inclusion in 2021 from multiple outlets, including:

●	Forbes: Best Employers for Diversity
●	Newsweek: America’s Most Responsible Companies
●	Ranked as a Top 5 Company in Illinois for Corporate Board Diversity
●	DiversityJobs.com: Top Employer in Higher Education
●	Inspiring Workplace Awards: Gold Award for the Diversity and Inclusion Category

Finally, Adtalem offers a comprehensive benefits package for eligible employees. In addition to offering traditional health and welfare benefits, we also offer a generous paid-time off program, multiple vehicles to accumulated retirement savings, domestic partner benefits, adoption assistance, paid parental leave for both mothers and fathers, among others. To help mitigate the impact of rising healthcare costs, we have made numerous changes to our benefits programs to increase flexibility and enhance program offerings.

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

Available Information

We use our website (www.adtalem.com) as a routine channel of distribution of company information, including press releases, presentations, and supplemental information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings, and public conference calls, and webcasts. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. You may also access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (“SEC”), free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The content of the websites mentioned above is not incorporated into and should not be considered a part of this report.

Item 1A. Risk Factors

Summary of Risk Factors

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:

Risks Related to Adtalem’s Highly Regulated Industry

●	We are subject to regulatory audits, investigations, lawsuits, or other proceedings relating to compliance by the institutions in the Adtalem portfolio with numerous laws and regulations in the U.S. and foreign jurisdictions applicable to the postsecondary education industry.
●	The ongoing regulatory effort aimed at proprietary postsecondary institutions of higher education could be a catalyst for additional legislative or regulatory restrictions, investigations, enforcement actions, and claims.
●	Adverse publicity arising from investigations, claims, or actions brought against us or other proprietary higher education institutions may negatively affect our reputation, business, or stock price, or attract additional investigations, lawsuits, or regulatory action.
●	Government and regulatory agencies and third parties have initiated, and could initiate additional investigations, claims, or actions against us, which could require us to pay monetary damages, halt certain business practices, or receive other sanctions. The defense and resolution of these matters could require us to expend significant resources.
●	ED has issued regulations setting forth new standards and procedures related to borrower defenses to repayment of Title IV loan obligations, and ED’s right of recoveries against institutions following a successful borrower defense and institutional financial responsibility. It is possible that a finding or allegation arising from current or future legal proceedings or governmental administrative actions may create significant liability under the proposed regulations.
●	Within the Defense to Repayment regulations, pending or future lawsuits, investigations, program reviews, and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other securities.
●	We are subject to risks relating to regulatory matters. If we fail to comply with the extensive regulatory requirements for our operations, we could face fines and penalties, including loss of access to federal and state student financial aid for our students as well as significant civil liability.
●	Government budgetary pressures and changes to laws governing financial aid programs could reduce our student enrollment or delay our receipt of tuition payments.
●	Our ability to comply with some ED regulations is affected by economic forces affecting our students and graduates that are not entirely within our control.
●	ED rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.
●	Regulations governing the eligibility of our U.S. degree-granting institutions to participate in Title IV programs preclude us from compensating any employee or third-party involved in student recruitment, admissions, or the awarding of financial aid based on their success in those areas. These regulations could limit our ability to attract and retain highly-qualified employees, to sustain and grow our business, or to develop or acquire businesses that would not otherwise be subject to such regulations.
●	A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.
●	If ED does not recertify any one of our institutions to continue participating in Title IV programs, students at that institution would lose their access to Title IV program funds. Alternatively, ED could recertify our institutions but require our institutions to accept significant limitations as a condition of their continued participation in Title IV programs.
●	If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by ED, we would lose our ability to participate in Title IV programs.
●	A bankruptcy filing by us or by any of our Title IV Institutions, or a closure of one of our Title IV Institutions, would lead to an immediate loss of eligibility to participate in Title IV programs.
●	Student loan defaults could result in the loss of eligibility to participate in Title IV programs.
●	Our failure to comply with ED’s credit hour rule could result in sanctions and other liability.
●	If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs in that state.
●	Our ability to place our medical schools’ students in hospitals in the U.S. may be limited by efforts of certain state government regulatory bodies, which may limit the growth potential of our medical schools, put our medical schools at a competitive disadvantage to other medical schools, or force our medical schools to substantially reduce their class sizes.
●	Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.
●	We could be subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.
●	A failure of our vendors to comply with applicable regulations in the servicing of our students and institutions could subject us to fines or restrictions on or loss of our ability to participate in Title IV programs.
●	We provide financing programs to assist some of our students in affording our educational offerings. These programs are subject to various federal and state rules and regulations. Failure to comply with these regulations could subject us to fines, penalties, obligations to discharge loans, and other injunctive requirements.
●	Release of confidential information could subject us to civil penalties or cause us to lose our eligibility to participate in Title IV programs.
●	We could be subject to sanctions if we fail to accurately and timely report sponsored students’ tuition, fees, and enrollment to the sponsoring agency.

Risks Related to Adtalem’s Business

●	Outbreaks of communicable infections or diseases, or other public health pandemics, such as the current global coronavirus outbreak and the efficacy and distribution of COVID-19 vaccines, in the locations in which we, our students, faculty, and employees live, work, and attend classes, could substantially harm our business.
●	Natural disasters or other extraordinary events or political disruptions may cause us to close some of our schools.
●	Student enrollment at our schools is affected by legislative, regulatory, and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollment effectively.
●	We are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, our revenue may decline.
●	If our graduates are unable to find appropriate employment opportunities or obtain professional licensure or certification, we may not be able to recruit new students.
●	We face heightened competition in the postsecondary education market from both public and private educational institutions.
●	The personal information that we collect may be vulnerable to breach, theft, or loss that could adversely affect our reputation and operations.
●	System disruptions and vulnerability from security risks to our computer network or information systems could severely impact our ability to serve our existing students and attract new students.
●	Our ability to open new campuses, offer new programs, and add capacity is dependent on regulatory approvals and requires financial and human resources.

●	We may not be able to attract, retain, and develop key employees necessary for our operations and the successful execution of our strategic plans.
●	We may not be able to successfully identify, pursue, or integrate acquisitions.
●	Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.
●	Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Risks Related to Acquisition

●	The Acquisition will involve substantial costs.
●	In connection with the Acquisition, we will incur additional indebtedness, which could adversely affect Adtalem, including our business flexibility and will increase our interest expense.
●	Despite current indebtedness levels, we may still be able to incur substantially more debt, including secured debt, which could further exacerbate the risks we face.
●	We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness following the Acquisition, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
●	The combined company may be unable to successfully integrate the business of Adtalem and the Walden business acquired in the Acquisition and realize the anticipated benefits of the Acquisition.

Risks Related to Shareholder Activism

●	Shareholder activism, including public criticism of Adtalem or our management team, may adversely affect us.

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

Risks Related to Adtalem’s Highly Regulated Industry

We are subject to regulatory audits, investigations, lawsuits, or other proceedings relating to compliance by the institutions in the Adtalem portfolio with numerous laws and regulations in the U.S. and foreign jurisdictions applicable to the postsecondary education industry.

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

As described in Note 20 “Commitments and Contingencies,” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” Adtalem, and former subsidiaries DeVry University, Inc., and DeVry/New York Inc. are the subject of consumer lawsuits alleging facts similar to those alleged by the FTC and ED in previously resolved actions. On February 27, 2020, the Department of Justice (“DOJ”) notified the U.S. District Court for the District of Georgia that it would decline to intervene in two qui tam False Claims Act actions filed by former DeVry University employees related to the subject matter of the Civil Investigative Demands. Those actions were unsealed on March 2, 2020, and we cannot predict their outcome.

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

Under the HEA, ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a Defense to Repayment of a Direct Loan made under the Federal Direct Loan Program. On July 1, 2020, new Defense to Repayment regulations went into effect that include a higher threshold for establishing misrepresentation, provides for a statute of limitation for claims submission, narrows the current triggers allowed for letter of credit requirements, and eliminates provisions for group discharges. The new regulations are effective with claims on loans disbursed on or after July 1, 2020.

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

Within the Defense to Repayment regulations, pending or future lawsuits, investigations, program reviews, and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other securities.

The Defense to Repayment regulations could require Adtalem to post multiple and substantial letters of credit or other securities in connection with, among other things, certain pending and future claims, investigations, and program reviews, regardless of the merits of our actions or available defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures and other investments aimed at growing and diversifying our operations, sustain and fund our operations, and make dividend payments to shareholders. Adtalem’s credit agreement allows Adtalem to post up to $100 million in letters of credit. In the event Adtalem is required to post letters of credit in excess of the $100 million limit, Adtalem would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required by ED. Adtalem may not be able to obtain the excess letters of credit or security or may only be able to obtain such excess letters of credit or security at significant cost. This $100 million limit increased to $400 million under the New Credit Agreement (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”), which became effective and replaced the previous credit agreement on August 12, 2021. See Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the New Credit Agreement.

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

In particular, in the U.S., the HEA subjects schools that participate in the various federal student financial aid programs under Title IV, which includes Chamberlain, AUC, RUSM, and RUSVM, to significant regulatory scrutiny. Adtalem’s Title IV Institutions collectively receive 71% of their revenue from Title IV programs. As a result, the suspension, limitation, or termination of the eligibility of any of our institutions to participate in Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Our Title IV Institutions collectively receive 71% of their revenue from Title IV programs. As a result, any reductions in funds available to our students or any delays in payments to us under Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Congress passed the Rescue Act, which was signed into law on March 11, 2021. It includes language permanently modifying the 90/10 Rule. This modification expands the rule to include additional federal aid programs, including GI Bill benefits, in the 90% calculation. The provision was modified in the Senate by a bipartisan amendment offered by Senators Morgan (R-KS) and Carper (D-DE). The Moran-Carper amendment requires ED to begin a negotiated rulemaking process by October 1, 2021. The amendment further clarifies that the penalties associated with the modified 90/10 Rule will not go into effect until at least 2023 and possibly 2024, giving ED time to complete the rulemaking process and schools time to comply with the new requirements. There is no direct impact to Adtalem or its institutions.

In the 117th Congress, a comprehensive HEA reauthorization bill has not been introduced. However, standalone bills impacting Title IV federal financial aid programs have been introduced in both chambers of Congress. Some of these bills could be included in a larger legislative package, which could include the HEA. When the HEA is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

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

Our ability to comply with several ED regulations is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain employment, and pay for a portion of their education with private funds. These factors are heavily influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study, and the availability of private financing sources. An economic downturn, or a worsening economic outlook resulting from COVID-19, among other things, could impact these factors, which could have a material adverse effect on our business, financial condition, results of operation, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

An educational institution participating in Title IV programs may not pay any commission, bonus, or other incentive payments to any person involved in student recruitment or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. We endeavor to ensure our compliance with these regulations and have numerous controls and procedures in place to do so, but cannot be sure that our regulators will not determine that the compensation that we have paid our employees do not violate these regulations. Our limited ability to compensate our employees based on their performance of their job responsibilities could make it more difficult to attract and retain highly-qualified employees. These regulations may also impair our ability to sustain and grow our business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All of our Title IV Institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, periodic renewal of institutional PPAs, periodic program reviews, and ad hoc events which may lead ED to evaluate an institution’s financial responsibility or administrative capability. The administrative capability criteria require, among other things, that our institutions (1) have an adequate number of qualified personnel to administer Title IV programs, (2) have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, (3) submit all required reports and consolidated financial statements in a timely manner, and (4) not have significant problems that affect the institution’s ability to administer Title IV programs. If ED determines, in its judgment, that one of our Title IV Institutions has failed to demonstrate either financial responsibility or administrative capability, we could be subject to additional conditions to participating, including, among other things, a requirement to post a letter of credit, suspension or termination of our eligibility to participate in Title IV programs, or repayment of funds received under Title IV programs, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. ED has considerable discretion under the regulations to impose the foregoing sanctions and, in some cases, such sanctions could be imposed without advance notice or any prior right of review or appeal. Although no definite calculations have been performed, as a result of the acquisition of Walden and the related transactions, Adtalem expects its consolidated composite score to fall below 1.5 at its next financial responsibility test. If Adtalem becomes unable to meet requisite financial responsibility standards within the regulations, management believes it will be able to otherwise demonstrate its ability to continue to provide educational services; however, our institutions could still be subject to heightened cash monitoring or be required to post a letter of credit to continue to participate in federal and state financial assistance programs.

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

In addition, each Title IV Institution is required to report any material change in stock ownership to its principal institutional accrediting body and would generally be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, each of our institution’s accreditors may undertake an evaluation of the effect of the change on the continuing operations of our institution for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. If our accreditors determine that the change is such that prior approval was required, but was not obtained, many of our accreditors’ policies require the accreditor to consider withdrawal of accreditation. If certain accreditation is suspended or withdrawn with respect to any of our Title IV Institutions, they would not be eligible to participate in Title IV programs until the accreditation is reinstated or is obtained from another appropriate accrediting body. There is no assurance that reinstatement of accreditation could be obtained on a timely basis, if at all, and accreditation from a different qualified accrediting authority, if available, would require a significant amount of time. Any material disruption in accreditation would materially and adversely impact our business, financial condition, results of operations, and cash flow.

In addition, some states in which our Title IV Institutions are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.

As of June 30, 2021, a substantial portion of our outstanding capital stock is owned by a small group of institutional shareholders. We cannot prevent a material change of ownership or change of control that could arise from a transfer of voting stock by any combination of those shareholders.

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

Our Title IV Institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If any of our Title IV Institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. The latest period for which final three-year default rates data is available is fiscal year 2017. Default rates for Chamberlain, AUC, RUSM, and RUSVM students for fiscal year 2017 is 3.4%, 1.4%, 1.3%, and 0.9%, respectively.

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

We contract with unaffiliated entities for student software systems and services related to the administration of portions of our Title IV and financing programs. Because each of our institutions may be jointly and severally liable for the actions of third-party servicers and vendors, failure of such servicers to comply with applicable regulations could have a material adverse effect on our institutions, including fines and the loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenue, and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. If any of our third-party servicers discontinues providing such services to us, we may not be able to replace such third-party servicer in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with collection, lending, and Title IV requirements, which could have a material adverse effect our enrollment, revenue, and results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Risks Related to Adtalem’s Business

Outbreaks of communicable infections or diseases, or other public health pandemics, such as the current global coronavirus outbreak and the efficacy and distribution of COVID-19 vaccines, in the locations in which we, our students, faculty, and employees live, work, and attend classes, could substantially harm our business.

Disease outbreaks and other public health conditions, such as the current outbreak of the coronavirus currently being experienced and the efficacy and distribution of COVID-19 vaccines, in the locations in which we, our students, faculty, and employees live, work, and attend classes could have a significant negative impact on our revenue, profitability, and business. We have developed and continue to develop plans to help mitigate the negative impact of the coronavirus to our business including all classes having shifted to online learning, all employees working from home, practice containment, recovery and normalization scenario planning, and emergency succession planning. Students at AUC returned to campus in St. Maarten for the January 2021 semester. A limited number of RUSM students began returning to Barbados for the January and May 2021 semesters with a full return expected for the September 2021 semester. As of the May 2021 semester, all RUSVM basic science students have resumed classroom-based learning in St. Kitts. The coronavirus outbreak and the efficacy and distribution of COVID-19 vaccines continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations. If our business experiences prolonged occurrences of adverse public health conditions, such as the coronavirus, and the attendant stay-at-home orders or reinstatement of stay-at-home orders, we believe it could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We will continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students and employees. COVID-19 resulted in estimated revenue losses of approximately $29 million, operating income losses of approximately $19 million and loss of earnings per share of approximately $0.28 in fiscal year 2020. In addition, Adtalem implemented a workforce reduction of 32 positions in the fourth quarter of fiscal year 2020 to become more cost effective in response to COVID-19. The resulting severance charge in the fourth quarter of fiscal year 2020 was not significant. COVID-19 resulted in estimated revenue losses of approximately $47 million, operating income losses of approximately $33 million and loss of earnings per share of approximately $0.50 in fiscal year 2021. Management anticipates further negative COVID-19 effects to consolidated revenue, net income, and earnings per share into fiscal year 2022 for as long as social distancing and other measures established to combat the virus continue. If our business results and financial condition were materially and adversely impacted, then assets such as accounts receivable, property and equipment, operating lease assets, intangible assets and goodwill could be impaired, requiring a possible write-off. As of June 30, 2021, intangible assets from business combinations totaled $276.2 million and goodwill totaled $686.4 million.

Natural disasters or other extraordinary events or political disruptions may cause us to close some of our schools.

We may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, political disruptions, or other events in one or more of the geographic areas in which we operate, particularly in the West Coast and Gulf States of the U.S., and the Caribbean. These events could cause us to close schools, temporarily or permanently, and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Due to the sensitive nature of the information contained on our networks, such as students’ financial information and grades, our networks may be targeted by hackers. For example, in December 2020 it was widely reported that SolarWinds, an information technology company, was the subject of a cyberattack that created security vulnerabilities for thousands of its clients. We identified a single server in our environment with SolarWinds software installed. It is important to note that this single server was used only for IP address management and was not configured in a manner that could allow for system compromise. Out of an abundance of caution, we promptly took steps to deactivate the server after applying all vendor recommended patches and hotfixes. We also scanned the environment to validate that there were no indicators of compromise related to the software. While we believe there were no compromises to our operations as a result of this attack, other similar attacks could have a significant negative impact on our systems and operations. Anyone who circumvents security measures could misappropriate proprietary or confidential information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third-party may be able to circumvent those security and business controls, which could result in a breach of privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure that a breach, loss, or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our students and their families, customers, employees, or contractors that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by federal or state authorities and private litigants, any of which could have a material adverse effect on our business and result in the imposition of significant restrictions on us and our ability to operate.

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

As part of our strategy, we may continue to expand internationally. To the extent that we expand internationally, we will face risks that are inherent in international operations including, but not limited to:

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

Our effective tax rate could be subject to volatility or be adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. For example, recent changes to U.S. tax laws significantly impacted how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws, due in part to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project, including the imposition of a global minimum tax. In addition, the recent U.S. tax law changes, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), are subject to further interpretations from U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or Internal Revenue Service, and this could change the provisional tax liability or the accounting treatment of the provisional tax liability based on updated guidance and interpretations. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) is payable by us over a period of up to eight years. As a result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full. In addition, Adtalem has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, which expires in fiscal year 2026, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents, and royalties. If this law is not extended, or a similar law adopted, our consolidated tax provision would be impacted beginning in our fiscal year 2027, and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

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

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations, and changes in forecasts or market expectations related to future results. If our market capitalization were to remain below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of our reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. As of June 30, 2021, intangible assets from business combinations totaled $276.2 million and goodwill totaled $686.4 million. Together, these assets equaled 32% of total assets as of such date. If our business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring a possible write-off of up to $276.2 million of intangible assets and up to $686.4 million of goodwill.

Risks Related to Acquisition

The Acquisition will involve substantial costs.

We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the Acquisition. The majority of the non-recurring expenses will consist of transaction and regulatory costs related to the Acquisition. We will also incur transaction fees and costs related to formulating and implementing integration plans, including system consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred from the Acquisition and integration. Although we anticipate that the elimination of duplicative costs and the realization of other efficiencies and synergies related to the integration should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

After giving effect to (a) the consummation of the Acquisition, (b) the issuance of the 5.50% Senior Secured Notes due 2028 (the “Notes”), (c) the delivery of collateral to any escrow accounts and entry into commitment letters by Adtalem in connection therewith, (d) entry into and incurrence of borrowings under the New Credit Facility (as defined below) and the application of the net proceeds thereof, (e) the amendment of, repayment of and termination of Adtalem’s Credit Agreement (as defined below), (f) the merger of the Escrow Issuer (as defined below) with and into Adtalem, with Adtalem as the surviving entity, and (g) all other transactions related or incidental to, or in connection with, any of the foregoing (including, without limitation, the payment of fees and expenses in connection with each of the foregoing), we are a highly leveraged company.

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

Our ability following the Acquisition to make scheduled payments on or to refinance our debt obligations, including payments expected on the Notes, depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory, and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities following the Acquisition sufficient to permit us to pay the principal and interest on our indebtedness. In addition, because we conduct a significant portion of our operations through our subsidiaries, repayment of our indebtedness is also dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment, or otherwise. Our subsidiaries are distinct legal entities and, other than the Escrow Issuer prior to the Escrow Merger (as defined below) and the Assumption (as defined below) and the guarantors thereafter, they do not have any obligation to pay amounts due on the Notes or to make funds available for that purpose or for other obligations. Pursuant to applicable state limited liability company laws and other laws and regulations, our non-guarantor subsidiaries may not be able to, or may not be permitted to, make distributions to us in order to enable us to make payments in respect of the Notes. In the event that we do not receive distributions from our non-guarantor subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

In addition, there can be no assurance that following the Acquisition our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our New Revolver (as defined below) in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets, which are currently experiencing significant volatility during the ongoing COVID-19 pandemic, and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the Notes may restrict us from adopting some of these alternatives.

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

The Acquisition involves the integration of certain Walden assets of Laureate with Adtalem’s existing business, which is expected to be a complex, costly, and time-consuming process. The integration may result in material challenges, including, without limitation:

●	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Acquisition;
●	managing a larger combined company;
●	maintaining employee morale and retaining key management and other employees;
●	the possibility of faulty assumptions underlying expectations regarding the integration process;
●	retaining existing business and operational relationships and attracting new business and operational relationships;
●	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
●	coordinating geographically separate organizations;
●	unanticipated issues in integrating information technology, communications, and other systems;
●	unanticipated changes in federal or state laws or regulations, including changes with respect to government financial aid programs and any regulations enacted thereunder;
●	unforeseen or worse than anticipated liabilities or risks related to Walden; and
●	unforeseen expenses or delays associated with the Acquisition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Adtalem’s leased facilities are occupied under leases whose remaining terms range from 1 to 11 years. A majority of these leases contain provisions giving Adtalem the right to terminate early or renew its lease for additional periods at various rental rates, although generally at rates higher than are currently being paid. Adtalem’s owned facilities total approximately 883,000 square feet worldwide. No facility that is owned by Adtalem is subject to a mortgage or other indebtedness.

Adtalem is leasing space to DeVry University at three facilities owned by Adtalem. Adtalem is subleasing space, in full or in part, at an additional 12 facilities, of which 7 are subleased to DeVry University and/or Carrington. Adtalem remains the primary lessee on the 12 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to five years.

Medical and Healthcare

Chamberlain

Chamberlain’s home office is located in Chicago, Illinois. Chamberlain currently operates 23 campuses in various U.S. locations, of which 3 are in Adtalem owned locations and 20 in leased facilities. Chamberlain’s total portfolio of academic and administrative operations comprise approximately 1.0 million square feet.

AUC

AUC’s nine-acre campus is located in St. Maarten. The campus is owned and includes approximately 240,000 square feet of academic, student-life, and student residence facilities. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, and recreational space facilities. The AUC campus is also supported by administrative staff located in office space in Miramar and Pembroke Pines, Florida.

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

RUSVM

RUSVM’s 50-acre campus is located in St. Kitts. The campus is owned and includes approximately 253,000 square feet. Educational facilities include an anatomy/clinical building, pathology building, research building with state-of-the-art necropsy lab, classroom buildings, administration building, bookstore, cafeteria, and a library/learning resource center. Animal care facilities include kennels, an aviary, and livestock barns. Student-life and student residence facilities are also located on the campus. The RUSVM campus is also supported by administrative staff located in office space in North Brunswick, New Jersey.

Financial Services

Financial Services leases approximately 40,000 square feet for its administrative operations in various U.S. and international locations. Becker classes are conducted in leased facilities, fewer than 10 of which are leased on a full-time basis. The remaining classes are conducted in facilities that are leased on an as-needed basis, allowing classes to be added, expanded, relocated, or closed as current enrollments require.

Home Office

Adtalem’s home office staff is located in a leased facility in Chicago, Illinois utilizing approximately 32,000 square feet of office space.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows, along with each executive officer’s position, age, and business experience as of the date of this filing:

Name and Current Position	Age	Business Experience
Stephen W. Beard Chief Operating Officer, Adtalem Global Education	50

Mr. Beard joined Adtalem in February 2018 as Senior Vice President, Secretary and General Counsel. In January 2019, Mr. Beard was appointed Chief Operating Officer and General Counsel. In February 2020, Mr. Beard assumed responsibilities for the Financial Services segment and was relieved of his General Counsel responsibilities. On August 4, 2021, Adtalem announced, effective September 8, 2021, Mr. Beard will become Adtalem’s President and Chief Executive Officer. Prior to joining Adtalem, Mr. Beard held a variety of leadership roles at Heidrick & Struggles, International from 2003 through 2018 and was most recently Executive Vice President, Chief Administrative Officer and General Counsel.

Name and Current Position	Age	Business Experience
Douglas G. Beck Senior Vice President, General Counsel and Corporate Secretary, Adtalem Global Education	54

Mr. Beck joined Adtalem in June 2021 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Adtalem, Mr. Beck held a variety of leadership roles at Hub Group from 2011 through 2021 and was most recently Executive Vice President, General Counsel and Secretary. Previously, Mr. Beck served in a legal capacity in a number of other companies across a variety of industries including Alberto Culver, Navistar, and Allegiance Healthcare.

Kathy Boden Holland Group President, Medical and Healthcare Education, Adtalem Global Education	54

Ms. Boden Holland joined Adtalem in May 2018 as Group President, Medical and Healthcare Education. Previously, Ms. Boden Holland served on the Adtalem Board of Directors from January 2017 through May 2018. Prior to joining Adtalem, Ms. Boden Holland was Executive Vice President, Bank Products and in other executive leadership roles at Elevate Credit from 2014 through 2018. Previously, Ms. Boden Holland was Executive Vice President, Corporate Development at Think Finance Incorporated from 2012 to 2014 and President of RLJ Financial LLC from 2010 to 2012. Ms. Boden Holland is a National Association of Corporate Directors (NACD) fellow.

Dr. Karen Cox President, Chamberlain University	61

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

Donna N. Jennings Senior Vice President, Chief Human Resources Officer, Adtalem Global Education	59

Ms. Jennings joined Adtalem in October 2006 as Senior Vice President of Human Resources and was promoted to Senior Vice President, Chief Human Resources Officer in November 2020. Prior to joining Adtalem, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Fernando Lau Senior Vice President, Chief Marketing Officer, Adtalem Global Education	45

Mr. Lau joined Adtalem in January 2010 as Vice President of Marketing and Admissions at Adtalem Brazil. In October 2016, Mr. Lau was appointed Senior Vice President and Chief Marketing Officer. Prior to joining Adtalem, Mr. Lau led the Trade Marketing departments of Motorola and Nokia in Brazil from 2007 to 2009.

Name and Current Position	Age	Business Experience
Christopher C. Nash Senior Vice President, Chief Information Officer, Adtalem Global Education	54

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

Robert J. Phelan Interim Chief Financial Officer, Adtalem Global Education	56

Mr. Phelan joined Adtalem in February 2020 as Vice President, Chief Accounting Officer. Effective April 24, 2021, Mr. Phelan has been serving as Interim Chief Financial Officer and is fulfilling the duties of Principal Financial Officer. Mr. Phelan continues to serve as Vice President, Chief Accounting Officer and Principal Accounting Officer. Prior to joining Adtalem, Mr. Phelan served as Senior Vice President, Finance - Corporate Controller / Risk Management / Asset Protection at Sears Holdings Corporation (“Sears”), the parent company of Kmart Holdings Corporation and Sears, Roebuck and Co., an integrated retailer with a national network of stores, since June 2018. Previously, Mr. Phelan was the Senior Vice President, Finance - Treasurer & Chief Audit Executive at Sears from July 2016 through May 2018. Mr. Phelan also served as Senior Vice President and President – Inventory & Space Management at Sears from September 2007 through June 2016.

Lisa W. Wardell Chairman of the Board, President and Chief Executive Officer, Adtalem Global Education	51

Ms. Wardell joined Adtalem in May 2016 as President and Chief Executive Officer and was appointed Chairman of the Board in July 2019. Ms. Wardell has served on the Adtalem Board of Directors since 2008 and previously chaired the audit and finance committee. On August 4, 2021, Adtalem announced, effective September 8, 2021, Mr. Beard will succeed Ms. Wardell as Adtalem’s Chief Executive Officer and Ms. Wardell will serve as Executive Chairman of the Board for a one-year term. Prior to joining Adtalem, Ms. Wardell was Executive Vice President and Chief Operating Officer of The RLJ Companies from 2004 through 2016.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Adtalem’s common stock is listed on the New York Stock Exchange and NYSE Chicago under the symbol “ATGE.” The stock transfer agent and registrar for Adtalem’s common stock is Computershare Investor Services, L.L.C.

Security Holders

There were 322 current holders of record of Adtalem’s common stock as of August 12, 2021. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, Adtalem’s 401(k) Retirement Plan, and its Colleague Stock Purchase Plan.

Dividends

Adtalem did not pay any dividends in fiscal year 2020 or 2021. Adtalem does not expect to pay any cash dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Adtalem Board of Directors (the “Board”) and will be dependent on projections of future earnings, cash flow, financial requirements of Adtalem, and other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following information describes Adtalem’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 - April 30, 2021	439,210	$38.67	439,210	$246,677,052
May 1, 2021 - May 31, 2021	41,950	34.47	41,950	245,231,124
June 1, 2021 - June 30, 2021	—	—	—	245,231,124
Total	481,160	$38.31	481,160	$245,231,124
(1)	On November 8, 2018, we announced that the Board authorized the eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The twelfth and current share repurchase program commenced in January 2021. Repurchases under our share repurchase programs were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. Repurchases were again suspended in May 2021 after achieving management’s target of $100 million in repurchases for fiscal year 2021. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	388	$34.31	NA	NA
May 1, 2021 - May 31, 2021	863	36.83	NA	NA
June 1, 2021 - June 30, 2021	448	35.77	NA	NA
Total	1,699	$35.98	NA	NA
(1)	Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

Performance Graph

The following graph compares the cumulative total returns of Adtalem’s common stock, the NYSE Composite Index (U.S. Companies), and the Peer Group (as defined below) for the period from June 30, 2016 through June 30, 2021, assuming an investment of $100 in each on June 30, 2016 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock performance. The following graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any of our filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the data of this Form 10-K and irrespective of any general incorporation language in any such filing.

Comparison of Five-Year Cumulative Total Return

Among Adtalem Global Education Inc., NYSE Composite Index, and a Peer Group

	June 30,
	2016	2017	2018	2019	2020	2021
Adtalem Global Education Inc.	100	214	271	254	176	201
NYSE Composite Index (U.S. Companies)	100	115	126	135	126	179
Peer Group (1)	100	159	200	235	218	243

Source data: Zacks Investment Research

(1) The self-determined “Peer Group” consists of the following companies selected on the basis of similarity in nature of their businesses: American Public Education, Inc., Chegg Inc., Graham Holdings Company, Grand Canyon Education, Inc., Laureate Education, Inc., Perdoceo Education Corporation (formerly known as Career Education Corporation), and Strategic Education, Inc. (formerly known as Strayer Education, Inc.).

Item 6. Selected Financial Data

Not required.

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

The following discussion is on the comparison between fiscal year 2020 and fiscal year 2021 results. For a discussion on the comparison between fiscal year 2019 and fiscal year 2020 results, see the MD&A included in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC.

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

Financial Services – Offers test preparation, certifications, conferences, seminars, memberships, and subscriptions to business professionals in the areas of accounting, anti-money laundering, banking, and mortgage lending. This segment includes the operations of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine. On August 4, 2021, Adtalem announced we are exploring strategic alternatives for the Financial Services segment.

“Home Office and Other” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 21 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Walden University Acquisition

On August 12, 2021, Adtalem completed the acquisition of all the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company (together with e-Learning, “Walden”), from Laureate Education, Inc. (“Laureate” or “Seller”) in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Membership Interest Purchase Agreement (the “Agreement) (the “Acquisition”). See the “Liquidity and Capital Resources” section of this MD&A for a discussion on the financing used to fund the Acquisition. The risks and uncertainties related to the Acquisition are described in Item 1A. “Risk Factors.” Refer to the Form 8-K filed with the SEC on August 12, 2021 and Note 22 “Subsequent Event” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the Acquisition.

Fiscal Year 2021 Highlights

Financial and operational highlights for fiscal year 2021 include:

●	Adtalem revenue grew $60.4 million, or 5.7%, in fiscal year 2021 compared to the prior year. Both the Medical and Healthcare and Financial Services segments saw increased revenue.
●	Net income attributable to Adtalem was $76.9 million ($1.49 diluted earnings per share) in fiscal year 2021 compared to net loss attributable to Adtalem of $85.3 million ($1.58 diluted loss per share) in the prior year. This increase of $162.2 million was primarily driven by a pre-tax loss on the sale of Adtalem Brazil of $287.6 million recorded in fiscal year 2020 and a pre-tax legal settlement loss of $45.0 million recorded in fiscal year 2020 (see Note 20. “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”), partially offset by a pre-tax gain of $110.7 million recorded in fiscal year 2020 on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk, and $31.6 million in business acquisition and integration expense and $26.7 million in pre-acquisition interest expense recorded in fiscal year 2021. Net income from continuing operations attributable to Adtalem excluding special items of $153.7 million ($2.98 diluted earnings per share) increased $30.1 million ($0.70 per share), or 24.4%, in fiscal year 2021 compared to the prior year. This increase was driven by revenue growth at Chamberlain, AUC, RUSVM, and OCL, which resulted in improved operating income for these businesses. The increase was partially offset by a revenue decrease at RUSM and increased costs for sales, marketing, and employee benefits, which resulted in lower operating income.
●	For the May 2021 session, new and total student enrollment at Chamberlain increased 3.6% and 4.6%, respectively, compared to the same session last year. Chamberlain continues to invest in its programs, student services, and campus locations.
●	For the May 2021 semester, new enrollment at the medical and veterinary schools increased 12.3% compared to the same semester last year.
●	ACAMS memberships have increased to more than 83,000 as of June 30, 2021 compared to more than 81,000 as of June 30, 2020.
●	OCL experienced strong revenue growth in its mortgage loan officer training and continuing education business, attributable to increased demand in the current strong mortgage market.
●	Adtalem repurchased a total of 2,929,906 shares of Adtalem’s common stock under its share repurchase programs at an average cost of $34.13 per share during fiscal year 2021. Repurchases were suspended on March 12, 2020 due to the economic uncertainty caused by COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. Repurchases were again suspended in May 2021 after achieving management’s target of $100 million in repurchases for fiscal year 2021. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Overview of the Impact of COVID-19

On March 11, 2020, the novel coronavirus (“COVID-19”) outbreak was declared a pandemic by the World Health Organization. COVID-19 has had tragic consequences across the globe and altered business and consumer activity across many industries. Management initiated several changes to the operations of our institutions and administrative functions in order to protect the health of Adtalem employees, students, and customers and to mitigate the financial effects of COVID-19 and its resultant economic slowdown. We will continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students, customers, and employees.

Results of Operations

In fiscal year 2021, COVID-19 resulted in estimated revenue losses of approximately $47 million, operating income losses of approximately $33 million, and loss of earnings per share of approximately $0.50. In fiscal year 2020, COVID-19 resulted in estimated revenue losses of approximately $29 million, operating income losses of approximately $19 million and loss of earnings per share of approximately $0.28. Management anticipates further negative COVID-19 effects to consolidated revenue, operating income, net income, and earnings per share in fiscal year 2022 and beyond or as long as social distancing and other measures established to combat COVID-19 continue to disrupt the normal business operations of our convention operations and Financial Services customers. We also expect higher variable expenses associated with bringing students back to campus and providing a safe environment in the context of COVID-19 as we continue to move back to in-person instruction across both segments. COVID-19 effects on fiscal year 2021 and 2020 results of operations of the Adtalem institutions are described below.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their Bachelor of Science in Nursing (“BSN”) degree; at the onset of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs continued to successfully operate. For the September 2020 session, students and employees returned to several Chamberlain campuses for limited onsite instruction. COVID-19 did not result in significant revenue losses or increased costs at Chamberlain in fiscal year 2021 and 2020. The extent of the impact in fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences, most of which have resumed. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law on March 27, 2020. It provided funding for higher education, which included emergency grants, known as Higher Education Emergency Relief Fund (“HEERF”) I, for students who experienced an unexpected expense or hardship as a result of the disruption of campus operations due to COVID-19. In June 2020, Chamberlain received a total of $8.0 million in HEERF I grant funding, for which distribution to eligible students commenced on July 7, 2020. The Consolidated Appropriations Act, 2021 (the “Appropriations Act”) became law on December 27, 2020. The Appropriations Act includes the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 and is referred to as HEERF II. In February 2021, Chamberlain was awarded $7.1 million in HEERF II grant funding, all of which was disbursed to students in fiscal year 2021. The American Rescue Plan Act of 2021 (the “Rescue Act”) became law on March 11, 2021 and authorized additional grant funds for students, known as HEERF III. Chamberlain was allocated $4.6 million in HEERF III grant funds that are dedicated solely to students who meet the institution’s eligibility criteria and which were disbursed to students in July 2021. HEERF I, II, and III funds have been a one-time emergency student financial aid resource associated with the COVID-19 pandemic and recovery, and thus are not anticipated to be renewed in the future. All of the funds received under HEERF I, II, and III were redistributed to eligible students who demonstrated exceptional need. As a result, these funds were recorded as zero net revenue in their respective periods and, thus, did not have a significant effect on the results of operations, financial position, or cash flows of Adtalem in fiscal year 2021 and 2020.

●AUC and RUSM: Medical students enrolled in the basic science portion of their program transitioned to online learning at the onset of the COVID-19 outbreak. Many students left St. Maarten and Barbados to continue their studies remotely from other locations. AUC and RUSM were able to provide remote learning and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the U.S. Secretary of Education that was included in the CARES Act signed into law in March 2020. The waiver was dependent upon the host country’s coronavirus state of emergency declaration. The nation of St. Maarten lifted their declaration in June 2020, and as a result, AUC’s ability to offer distance education ended after the September 2020 semester, requiring all AUC students to return to St. Maarten for basic science instruction effective January 2021. A limited number of RUSM students began returning to Barbados in January and May 2021 with a full return expected for the September 2021 semester. The Appropriations Act was signed into law in December 2020, and corrected technical errors in the CARES Act, which clarified the authority to operate via distance learning due to a declaration of an emergency in an applicable country or a qualifying emergency in the U.S. This section also extends these flexibilities through the end of the qualifying emergency or June 30, 2022, whichever is later. The Appropriations Act provides Adtalem’s foreign institutions the ability to continue distance education without disruption to their students’ Title IV federal financial aid. COVID-19 did not result in significant revenue losses or increased costs within the basic science programs at the medical schools in fiscal year 2021 and 2020, except with respect to housing operations, as discussed below. COVID-19 will likely have minimal impact on basic science program revenue in fiscal year 2022, except with respect to housing operations, unless students choose to not continue or start their studies during this time of uncertainty. The extent of the impact in fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines. Students who have completed their basic science education progress to clinical rotations in the U.S. and the U.K. Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses during this transition period and beyond. The COVID-19 surge experienced during the winter in fiscal year 2021 across the U.S. caused many partner hospitals to again reduce the hours available for clinical experiences. As a result, although many students were able to resume their clinical education during the second quarter of fiscal year 2021, management estimates that not being able to offer a full clinical program reduced combined revenue of AUC and RUSM by approximately $21 million and $13 million and operating income by approximately $14 million and $10 million in fiscal year 2021 and 2020, respectively. As of June 2021, all clinical partners of AUC and RUSM have resumed their clinical programs; however, should future surges in COVID-19 again restrict the number of clinical hours available to our students, we could experience negative effects on revenue and operating income in fiscal year 2022 and beyond. Adtalem has clinical partnerships with hospitals across the U.S. and the U.K., minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income at AUC and RUSM, management estimates that housing and student transportation revenue of approximately $13 million and $4 million and operating income losses of approximately $10 million and $2 million in fiscal year 2021 and 2020, respectively, were also lost due to students leaving the St. Maarten and Barbados campuses to continue basic science studies remotely.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students left St. Kitts in March 2020 to continue their studies remotely from other locations. As of May 2021, all basic science students have returned to St. Kitts where lectures continue to be delivered remotely and labs are in-person. COVID-19 did not result in significant revenue losses or increased costs within the basic science program in fiscal year 2021 and 2020. We do not expect a significant impact from COVID-19 on the basic science program in fiscal year 2022, unless students choose to not continue or start their studies during this time of uncertainty. RUSVM continues to be able to provide remote learning during the pandemic and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the CARES Act and the Appropriations Act through the end of the qualifying emergency or June 30, 2022, whichever is later, as described above. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, Australia, Ireland, New Zealand, and the U.K. A few universities initially suspended onsite clinical experiences and transitioned students to online education. All universities have since resumed onsite clinical courses. The initial suspensions did not significantly reduce revenue or operating income in fiscal year 2021 and 2020. While we do not expect a significant impact from COVID-19 at RUSVM, the extent of the impact on clinical experiences in fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines.
●Financial Services: Most Financial Services content, including exam preparation, certification training, continuing education, and subscriptions is delivered online. Any classroom-based learning has been moved to online. No significant COVID-19 related cost increases were realized in Financial Services in fiscal year 2021 and 2020. COVID-19 did result in estimated revenue losses of approximately $12 million and $12 million and operating income losses of approximately $8 million and $5 million in fiscal year 2021 and 2020, respectively, primarily driven by the cancellation of ACAMS live conferences. Fiscal year 2020 lost revenue and operating income was also impacted at Becker from Prometric, a global leader in the provision of technology-enabled testing and assessment solutions, closing CPA testing sites, along with a number of CPA firms either delaying start dates for, or rescinding altogether, offers of employment to recent college graduates. This dampened a key driver of demand in the fourth quarter of fiscal year 2020, which is normally a time of robust demand because of the influx of new college graduates looking to begin their CPA exam preparation. ACAMS live conference revenue is not expected to return to pre-pandemic levels until COVID-19 restrictions are fully lifted and customer apprehension dissipates. COVID-19 is expected to negatively impact Financial Services revenue and operating income in fiscal year 2022 and beyond driven by lower ACAMS live conference revenue and possible weakness in demand at Becker, primarily with CPA firm customers. Virtual conferences were conducted in late fiscal year 2020 and throughout fiscal year 2021, and additional conference revenue could be replaced with virtual or hybrid events in the future; however, virtual conferences are unlikely to generate the same level of revenue and operating income as live conferences. Loss of conference revenue is likely in fiscal year 2022 as ACAMS has only recently been able to offer a limited number of live conferences, mostly overseas. Large live and hybrid conferences in the U.S. are not expected to resume until possibly September 2021, and management expects any such events will not initially generate pre-pandemic levels of revenue. Management believes that other than the ACAMS conferences, longer-term operating results in the Financial Services segment will not be significantly affected by COVID-19 unless there are major employment losses with accounting professionals and recent accounting graduates, or in the banking and mortgage sectors. This is not known and cannot be predicted at this time. At Becker, CPA testing sites are operating with available capacity; however, management believes hiring at CPA firms has not yet fully recovered.
●Administrative Operations: Most institution and home office administrative operations continue to principally be performed remotely. This includes operations in both the U.S. and all foreign locations. These remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have decreased, we would expect these costs to increase as the effects of COVID-19 dissipate. No significant home office costs were incurred related to COVID-19 in fiscal year 2021 and 2020, and no such costs are anticipated in fiscal year 2022 and beyond.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of June 30, 2021, at this time none of the effects are considered significant enough to create an impairment triggering event since our annual goodwill impairment assessment on May 31, 2021. While management has considered the effects of the COVID-19 pandemic in evaluating the existence of an impairment triggering event, it is possible that effects to revenue and cash flows will be more significant than currently expected if the effects of the COVID-19 pandemic and social distancing measures established to combat the virus continue for an extended period of time. Should economic conditions deteriorate beyond expectations in fiscal year 2022, an impairment triggering event could arise and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash and cash equivalents balance as of June 30, 2021, was $494.6 million. Adtalem generated $223.2 million in operating cash flow from continuing operations in fiscal year 2021. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintained a $300 million revolving credit facility with availability of $231.6 million as of June 30, 2021. As of August 12, 2021, Adtalem now maintains a $400 million revolving credit facility (as discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” Management currently projects that COVID-19 will continue to have an effect on operations; however, we believe the current balances of cash, cash generated from operations, and our New Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans in the foreseeable future. See further discussion on the new financing executed to close the Acquisition in the section of this MD&A titled “Liquidity and Capital Resources.”

Results of Operations

The following table presents selected Consolidated Statements of Income (Loss) data as a percentage of revenue:

	Year Ended June 30,
	2021	2020	2019
Revenue	100.0%	100.0%	100.0%
Cost of educational services	44.0%	46.6%	46.5%
Student services and administrative expense	37.8%	37.6%	35.4%
Restructuring expense	0.9%	2.7%	5.2%
Business acquisition and integration expense	2.8%	0.0%	0.0%
Gain on sale of assets	0.0%	(0.5)%	0.0%
Settlement gains	0.0%	0.0%	(2.6)%
Total operating cost and expense	85.5%	86.5%	84.6%
Operating income	14.5%	13.5%	15.4%
Net other (expense) income	(3.1)%	9.0%	(1.6)%
Income from continuing operations before income taxes	11.4%	22.5%	13.8%
(Provision for) benefit from income taxes	(2.3)%	0.6%	(3.2)%
Income from continuing operations	9.1%	23.1%	10.5%
Loss from discontinued operations, net of tax	(2.3)%	(31.3)%	(1.1)%
Net income (loss)	6.9%	(8.2)%	9.4%
Net loss (income) attributable to redeemable noncontrolling interest	0.0%	0.0%	(0.0)%
Net income (loss) attributable to Adtalem	6.9%	(8.1)%	9.4%

Revenue

The following table presents revenue by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2021
	Medical and Healthcare	Financial Services	Consolidated
Fiscal year 2020 as reported	$866,428	$185,573	$1,052,001
Organic growth	40,473	19,906	60,379
Fiscal year 2021 as reported	$906,901	$205,479	$1,112,380

Fiscal year 2021 % change:
Organic growth	4.7%	10.7%	5.7%

Medical and Healthcare

Revenue in the Medical and Healthcare segment increased 4.7%, or $40.5 million, to $906.9 million in fiscal year 2021 compared to the prior year. The increase in revenue in fiscal year 2021 is driven primarily by student enrollment increases at Chamberlain. This increase was partially offset by an estimated loss of approximately $13 million in housing and student transportation revenue in fiscal year 2021 (compared to $4 million in fiscal year 2020), primarily at RUSM as basic science students were not on campus for the full year due to COVID-19 remote learning. COVID-19 related clinical revenue losses at AUC and RUSM were approximately $21 million in fiscal year 2021 (compared to $13 million in fiscal year 2020) driven by limitations at partner hospitals, which although not as severe as earlier in the pandemic, were reinstituted when COVID-19 cases surged across the U.S. during the winter in fiscal year 2021.

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2021
Session	July 2020	Sept. 2020	Nov. 2020	Jan. 2021	Mar. 2021	May 2021
New students	2,768	6,333	2,931	5,202	3,283	4,363
% change from prior year	15.5%	13.2%	8.1%	(1.7)%	6.8%	3.6%
Total students	32,198	35,525	34,387	35,750	35,702	34,930
% change from prior year	12.2%	11.9%	10.2%	5.6%	5.8%	4.6%

	Fiscal Year 2020
Session	July 2019	Sept. 2019	Nov. 2019	Jan. 2020	Mar. 2020	May 2020
New students	2,396	5,595	2,711	5,293	3,073	4,213
% change from prior year	(5.0)%	2.9%	3.6%	11.2%	12.7%	5.4%
Total students	28,691	31,736	31,215	33,850	33,748	33,407
% change from prior year	2.3%	1.4%	1.2%	4.6%	5.1%	8.2%

Chamberlain revenue increased 10.2%, or $52.2 million, to $563.8 million in fiscal year 2021 compared to the prior year, driven by increases in total student enrollment during each of the fiscal year 2021 enrollment sessions compared to the same session from the prior year as well as select tuition and fee price increases. Management believes that the launch of new programs, the addition of weekend and evening classes, the scaling provided by our multi-campus model, and the effectiveness of recent marketing investments have contributed to the enrollment increases. Chamberlain admitted its largest class of campus students in September 2020.

Chamberlain currently operates 23 campuses in 15 states, including Chamberlain’s newest campus in Irwindale, California, which began instruction in May 2021.

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

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2021
Semester	Sept. 2020	Jan. 2021	May 2021
New students	920	589	611
% change from prior year	5.5%	21.2%	12.3%
Total students	5,850	5,292	5,126
% change from prior year	4.3%	(6.2)%	(1.2)%

	Fiscal Year 2020
Semester	Sept. 2019	Jan. 2020	May 2020
New students	872	486	544
% change from prior year	(1.9)%	3.2%	9.7%
Total students	5,608	5,643	5,186
% change from prior year	(4.7)%	1.7%	(0.7)%

The medical and veterinary schools’ revenue decreased 3.3%, or $11.7 million, to $343.1 million in fiscal year 2021 compared to the prior year. The principal drivers of the decrease were an estimated loss of approximately $13 million in fiscal year 2021 in housing and student transportation revenue (compared to $4 million in fiscal year 2020), primarily at RUSM as basic science students were not on campus for the full year due to COVID-19 remote learning. COVID-19 related clinical revenue losses at AUC and RUSM were approximately $21 million in fiscal year 2021 (compared to $13 million in fiscal year 2020) driven by limitations at partner hospitals, which although not as severe as earlier in the pandemic, were reinstituted when COVID-19 cases surged across the U.S. during the winter in fiscal year 2021. These decreases were partially offset with student enrollment increases in the basic science programs at AUC and RUSVM.

In the May 2021 semester, total student enrollment increased at AUC and RUSVM but declined at RUSM while new student enrollment increased at AUC and RUSM but declined slightly at RUSVM. In the January 2021 semester, total student enrollment increased at AUC and RUSVM but declined at RUSM while new student enrollment increased at RUSM and RUSVM but declined slightly at AUC. The declines in total student enrollment at RUSM for the January 2021 and May 2021 semesters were partially driven by the inability to offer clinical experiences to all eligible students caused by the COVID-19 restrictions at partner hospitals and partially driven by an increase in students waiting to pass their USMLE Step 1 exam. In previous semesters during the COVID-19 pandemic, students were able to supplement their clinical experience with elective online courses; however, these electives are limited and most were completed. If a student has not yet started in a clinical program, is not eligible to be enrolled in a clinical program, or not participating in other educational experiences, they are not included in the enrollment count for that semester. In the September 2020 semester, total student enrollment increased at AUC, RUSM, and RUSVM while new student enrollment increased at AUC and RUSM but slightly declined at RUSVM due to the large cohort of May 2020 Vet Prep students progressing to September 2020, which was at maximum enrollment capacity. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing and enrollment investments.

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

Financial Services

Revenue in the Financial Services segment increased 10.7%, or $19.9 million, to $205.5 million in fiscal year 2021 compared to the prior year. The principal driver of this increase was increased revenue at OCL, ACAMS, and Becker. At OCL, the revenue increase was driven by the mortgage loan officer training and continuing education business, attributable to increased demand in the current strong mortgage market. At ACAMS, lost conference revenue was offset by increases in certification and risk assessment revenue. ACAMS lost conference revenue of approximately $12 million in fiscal year 2021 (compared to $7 million in fiscal year 2020) from live conferences moving to a virtual format in response to COVID-19 restrictions. ACAMS memberships have increased to more than 83,000 as of June 30, 2021 compared to more than 81,000 as of June 30, 2020, driven by strong growth in the European region. At Becker, the revenue increase was driven by growth in its continuing education product line and entry into the Certified Management Accountant exam preparation market.

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

	Year Ended June 30, 2021
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$455,123	$32,889	$2,042	$490,054
Cost increase (decrease)	662	(1,561)	78	(821)
Fiscal year 2021 as reported	$455,785	$31,328	$2,120	$489,233

Fiscal year 2021 % change:
Cost increase (decrease)	0.1%	(4.7)%	NM	(0.2)%

Cost of educational services decreased 0.2%, or $0.8 million, to $489.2 million in fiscal year 2021 compared to the prior year. Cost decreased in fiscal year 2021 primarily driven by decreased bad debt expense of $4.6 million primarily related to the credit extension programs at the medical and veterinary schools, cost control initiatives across all institutions, and lower costs of approximately $14 million in fiscal year 2021 (compared to $10 million in fiscal year 2020) associated with campus closure, reduced clinical rotations, lower services, including housing services, and ACAMS live conferences, due to the COVID-19 related revenue losses as noted above. These decreases were partially offset by increased costs at Chamberlain and the basic science programs at the medical and veterinary schools to support growth.

As a percentage of revenue, cost of educational services was 44.0% in fiscal year 2021 compared to 46.6% in the prior year. The decrease in the percentage was primarily the result cost control and leveraging our infrastructure in both Medical and Healthcare and Financial Services, as well as decreased bad debt expense related to the credit extension programs at the medical and veterinary schools.

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

	Year Ended June 30, 2021
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$243,560	$130,221	$22,057	$395,838
Cost increase	10,854	12,524	1,051	24,429
Fiscal year 2021 as reported	$254,414	$142,745	$23,108	$420,267

Fiscal year 2021 % change:
Cost increase	4.5%	9.6%	NM	6.2%

Student services and administrative expense increased 6.2%, or $24.4 million, to $420.3 million in fiscal year 2021 compared to the prior year. Expense increased primarily due to increased sales and marketing expense of $17.9 million in fiscal year 2021 to support continued growth, and an increase in employee benefit costs of $7.9 million. These increased costs were partially offset with cost control initiatives across all institutions.

As a percentage of revenue, student services and administrative expense was 37.8% in fiscal year 2021 compared to 37.6% in the prior year.

Restructuring Expense

Restructuring expense in fiscal year 2021 was $9.8 million compared to $28.6 million in fiscal year 2020. The primary driver of the decreased restructure expense in fiscal year 2021 was the result of the higher amount of charges in fiscal year 2020 related to real estate consolidations at Adtalem’s home office and the sale of Becker’s courses for healthcare students. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on restructuring charges.

We have completed our current restructuring plans. However, we continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities. Management may institute future restructuring plans.

Business Acquisition and Integration Expense

Business acquisition and integration expense in fiscal year 2021 was $31.6 million. These are transaction costs associated with entering into the Agreement to acquire Walden and costs associated with integrating Walden into Adtalem. We expect to incur additional integration costs in fiscal year 2022. There was no corresponding expense in fiscal year 2020.

Gain on Sale of Assets

On September 27, 2019, Adtalem closed on the sale of its Columbus, Ohio, campus facility. Net proceeds of $6.4 million from the sale of this facility resulted in a gain on the sale of $4.8 million in fiscal year 2020. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 21 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” There was no corresponding gain in fiscal year 2021.

Operating Income

The following table presents operating income by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2021
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$166,037	$17,622	$(41,399)	$142,260
Organic change	28,959	8,941	(1,129)	36,771
Restructuring expense change	1,707	1,798	15,319	18,824
Business acquisition and integration expense change	—	—	(31,593)	(31,593)
Gain on sale of assets change	—	—	(4,779)	(4,779)
Fiscal year 2021 as reported	$196,703	$28,361	$(63,581)	$161,483

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Year Ended June 30,
	2021	2020	Increase (Decrease)
Medical and Healthcare:
Operating income (GAAP)	$196,703	$166,037	18.5%
Restructuring expense	—	1,707
Operating income excluding special items (non-GAAP)	$196,703	$167,744	17.3%

Financial Services:
Operating income (GAAP)	$28,361	$17,622	60.9%
Restructuring expense	3,044	4,842
Operating income excluding special items (non-GAAP)	$31,405	$22,464	39.8%

Home Office and Other:
Operating loss (GAAP)	$(63,581)	$(41,399)	(53.6)%
Restructuring expense	6,760	22,079
Business acquisition and integration expense	31,593	—
Gain on sale of assets	—	(4,779)
Operating loss excluding special items (non-GAAP)	$(25,228)	$(24,099)	(4.7)%

Adtalem Global Education:
Operating income (GAAP)	$161,483	$142,260	13.5%
Restructuring expense	9,804	28,628
Business acquisition and integration expense	31,593	—
Gain on sale of assets	—	(4,779)
Operating income excluding special items (non-GAAP)	$202,880	$166,109	22.1%

Total consolidated operating income increased 13.5%, or $19.2 million, to $161.5 million in fiscal year 2021 compared to the prior year. Consolidated operating income excluding special items increased 22.1%, or $36.8 million, to $202.9 million in fiscal year 2021 compared to the prior year. The primary drivers of this increase were an increase in revenue of $60.4 million, primarily at Chamberlain, which generated higher incremental operating income than the lost revenue sources at other institutions due to COVID-19, decreased bad debt expense of $4.6 million, primarily related to the credit extension programs at the medical and veterinary schools, and efforts to manage salary, travel, and discretionary spending across the organization. The positive influences on operating income were partially offset by increased sales and marketing expense of $17.9 million in fiscal year 2021 to support continued growth, and an increase of $7.9 million in employee benefit costs. In addition, the effects of COVID-19 reduced operating income in fiscal year 2021 by approximately $33 million (compared to $19 million in fiscal year 2020), primarily driven by the loss of AUC and RUSM clinical revenue, RUSM housing and student transportation revenue, and ACAMS conference revenue.

Medical and Healthcare

Medical and Healthcare segment operating income increased 18.5%, or $30.7 million, to $196.7 million in fiscal year 2021 compared to the prior year. The primary driver of the increase in operating income is the increased revenue at

Chamberlain of $52.2 million in fiscal year 2021, which generated higher incremental operating income than the lost revenue sources due to COVID-19, as discussed below. In addition, other drivers include decreased bad debt expense of $3.4 million in fiscal year 2021, primarily related to the credit extension programs at the medical and veterinary schools, and efforts to manage salary, travel, and discretionary spending at all institutions. The positive influences on operating income in fiscal year 2021 were partially offset by increased marketing expense of $7.6 million in fiscal year 2021 to support continued growth and increased employee benefit costs of $4.2 million. Estimated COVID-19 related loss of clinical revenue at AUC and RUSM contributed to approximately $14 million in lost operating income in fiscal year 2021 (compared to $10 million in fiscal year 2020). Lower COVID-19 related housing and student transportation revenue, primarily at RUSM as described above, resulted in approximately $10 million in lost operating income in the fiscal year 2021 (compared to $2 million in fiscal year 2020).

Financial Services

Financial Services segment operating income increased 60.9%, or $10.7 million, to $28.4 million in fiscal year 2021 compared to the prior year. Segment operating income excluding special items increased 39.8%, or $8.9 million, in fiscal year 2021 compared to the prior year. The primary driver of this increase was an increase in revenue at OCL, ACAMS, and Becker, which resulted in improved operating income. This increase was partially offset by increased sales and marketing expense of $10.3 million in fiscal year 2021. Conference revenue decreases at ACAMS due to COVID-19, as described above, drove approximately $8 million in lost operating income in fiscal year 2021 (compared to $5 million in fiscal year 2020); however, this decrease was fully offset by improved operating income from other ACAMS operations.

Net Other (Expense) Income

Net other expense in fiscal year 2021 was $34.6 million compared to net other income of $94.9 million in the prior year. The increase in net other expense was primarily the result of a pre-tax gain of $110.7 million in fiscal year 2020 on the deal-contingent foreign currency hedge arrangement entered into on October 18, 2019 in connection with the sale of Adtalem Brazil, which was completed on April 24, 2020, to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk (as discussed in Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). The derivative associated with the hedge did not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value were recorded within the income statement. In addition, interest expense increased in fiscal year 2021 driven by $26.7 million in pre-acquisition interest expense, which partially offset our lower interest expense on our current Credit Facility driven by the repayment of debt in the fourth quarter of fiscal year 2020 using the proceeds from the sale of Adtalem Brazil.

(Provision for) Benefit from Income Taxes

Our effective income tax rate (“ETR”) from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, changes in valuation allowances, liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, our ETR is impacted by the provisions from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which primarily includes a tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”), and a limitation of tax benefits on certain executive compensation. The impact of the Tax Act may be revised in future periods as we obtain additional data and consider any new regulations or guidance that may be released.

The ETR from continuing operations in fiscal year 2021 was positive 19.9%, an increase from negative 2.7% in fiscal year 2020. This increase is primarily due to not recording a tax provision on the pre-tax gain of $110.7 million in fiscal year 2020 on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 (see Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information). Also, during fiscal year 2020, a net tax benefit special item of $25.7 million was recorded related to a former subsidiary investment loss claimed for the tax year ended June 30, 2018. Excluding the one-time effects of the derivative contract and the tax benefit on a former subsidiary investment loss in fiscal year 2020 (a non-GAAP financial measure), the ETR from continuing operations in fiscal year 2021 and 2020 was 19.9% and 15.3%, respectively. This increase in the fiscal year 2021 rate was driven by a decrease in the percentage of earnings from foreign operations compared to the prior year.

On December 27, 2020, the Appropriations Act was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the CARES Act, enacted on March 27, 2020, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Adtalem has elected not to defer the employees’ portion of payroll tax. Management does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

On March 11, 2021, the Rescue Act was enacted in response to the COVID-19 pandemic. The Rescue Act, among other things, expands the number of employees subject to the tax deductibility limitation of employee compensation in excess of $1 million for tax years beginning after December 31, 2026 and repeals the election for U.S. affiliated groups to allocate interest expense on a worldwide basis. Management does not expect that the other provisions of the Rescue Act would result in a material tax or cash detriment.

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

Total loss from discontinued operations for the year ended June 30, 2021 was $25.1 million, which was the result of costs from the ongoing litigation and settlements related to the DeVry University divestiture.

Total loss from discontinued operations for the year ended June 30, 2020 was $329.3 million. This loss consisted of the following: (i) a loss of $62.6 million driven by the operating results of Adtalem Brazil and ongoing litigation costs, settlements, and other divestiture costs related to the DeVry University, Carrington, and Adtalem Brazil divestitures; (ii) a loss on the sale of Adtalem Brazil of $287.6 million, which included a $293.4 million loss recognized from the reclassification of the cumulative foreign currency translation adjustments from other comprehensive income; and (iii) a benefit from income taxes of $20.8 million associated with the items listed above.

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

The following table, which excludes Adtalem Brazil, Carrington, and DeVry University revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2020 and 2019. Final data for fiscal year 2021 is not yet available.

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

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The Rescue Act enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change is subject to negotiated rulemaking, which will not begin prior to October 1, 2021. The amended rule will first apply to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2020 and 2019. Final data for fiscal year 2021 is not yet available.

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

A financial responsibility test is required for continued participation by an institution’s students in U.S. federal financial assistance programs. For Adtalem’s participating institutions, this test is calculated at the consolidated Adtalem level. The test is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These institutions are subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is considered not financially responsible. However, an institution with a score of less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. Changes to the manner in which the composite score is calculated that were effective on July 1, 2020 has negatively affected Adtalem’s composite score for fiscal year 2021 and will continue to negatively affect future Adtalem scores. At this time, management does not believe these changes by themselves will result in the score falling below 1.5. However, as a result of the acquisition of Walden and the related transactions, Adtalem expects its consolidated composite score to fall below 1.5 at its next financial responsibility test. If Adtalem becomes unable to meet requisite financial responsibility standards within the regulations, management believes it will be able to otherwise demonstrate its ability to continue to provide educational services; however, our institutions could still be subject to heightened cash monitoring or be required to post a letter of credit to continue to participate in federal and state financial assistance programs.

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $494.6 million and $500.5 million as of June 30, 2021 and 2020, respectively, included cash and cash equivalents held at Adtalem’s international operations of $127.2 million and $70.1 million as of June 30, 2021 and 2020, respectively, which is available to Adtalem for general corporate purposes. Cash balances are currently being maintained to partially fund the proposed Acquisition, as discussed in the previous section “Walden University Acquisition” of this MD&A.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $0.4 million and $0.6 million was held in restricted bank accounts as of June 30, 2021 and 2020, respectively. In addition, $818.6 million is recorded within restricted cash on the Consolidated Balance Sheet as of June 30, 2021, which represents cash held in an escrow account designated to fund the Acquisition and is not available to Adtalem for general corporate purposes (see Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information).

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Year Ended June 30,
	2021	2020
Income from continuing operations	$101,602	$243,537
Non-cash items	129,034	16,204
Changes in assets and liabilities	(7,478)	(110,176)
Net cash provided by operating activities-continuing operations	$223,158	$149,565

Net cash provided by operating activities from continuing operations in fiscal year 2021 was $223.2 million compared to $149.6 million in the prior year. The increase of $112.8 million in non-cash items between fiscal year 2021 and 2020 was principally driven by the gain of $110.7 million recorded in income from continuing operations in the prior year for the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk (as discussed in Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). The increase of $73.6 million in cash generated from continuing operating activities between fiscal year 2021 and 2020 was primarily due to timing of prepaid expense, accounts payable, accrued expense disbursements, and deferred revenue. This includes changes in prepaid income taxes, accrued payroll taxes and benefits, accounts payable, accrued income taxes, accrued interest, and clinical partner payments.

Investing Activities

Capital expenditures in fiscal year 2021 were $48.7 million compared to $44.1 million in the prior year. The capital expenditures in fiscal year 2021 include spending for Chamberlain new campus development, maintenance, and Adtalem’s home office information technology investments. Capital spending for fiscal year 2022 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and Adtalem’s home office. Management anticipates fiscal year 2022 capital spending to be in the $50 to $60 million range, which excludes any capital spending related to Walden. The source of funds for this capital spending will be from operations or the New Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”).

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

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”), pursuant to the Stock Purchase Agreement dated October 18, 2019. Adtalem received $345.9 million in sale proceeds and $56.0 million of Adtalem Brazil’s cash, for a combined $401.9 million upon the sale. Adtalem Brazil’s cash balance on the sale date was $88.4 million, resulting in $313.5 million of cash proceeds, net of this cash transferred. In addition, Adtalem received $110.7 million from the settlement of the deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Year Ended June 30,
	2021	2020
Repurchases of common stock for treasury	$(100,000)	$(136,889)
Net proceeds from (repayments of) long-term debt	797,000	(113,000)
Payment of debt issuance costs	(18,047)	—
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(6,247)
Other	(2,487)	3,493
Net cash provided by (used in) financing activities-continuing operations	$676,466	$(252,643)

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The twelfth and current share repurchase program commenced in January 2021. As of June 30, 2021, $245.2 million of authorized share repurchases were remaining under the current share repurchase program. Repurchases under our share repurchase programs were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. Repurchases were again suspended in May 2021 after achieving management’s target of $100 million in repurchases for fiscal year 2021. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 15 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap was set to terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan is fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affect earnings. As of June 30, 2021, the fair value of the Swap recorded within other liabilities was a loss of $8.9 million. On July 29, 2021, prior to refinancing our Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in the first quarter of fiscal year 2022.

As discussed in the previous section of this MD&A titled “Walden University Acquisition,” on August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Agreement. On March 1, 2021, Adtalem Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Adtalem, issued $800 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028, pursuant to an indenture, dated as of March 1, 2021 (the “Indenture”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee and notes collateral agent. On February 12, 2021, Adtalem placed a $850 million senior secured term loan (“New Term Loan”) into the loan market. Funding under the New Term Loan occurred at the same time as the closing of the Acquisition. In addition, Adtalem secured a $400 million senior secured revolving loan facility (“New Revolver”) based on the commitment letter (the “Commitment Letter”) Adtalem entered into on September 11, 2020 with Morgan Stanley Senior Funding, Inc. (“MSSF”), Barclays Bank PLC (“Barclays”), Credit Suisse AG, Cayman Islands Branch (“CS”) and Credit Suisse Loan Funding LLC (“CSLF” and, together with CS and their respective affiliates, “Credit Suisse”), and MUFG Bank, Ltd. (together with MSSF, Barclays and Credit Suisse, the “Commitment Parties”). We refer to the New Revolver and New Term Loan collectively as the “New Credit Facility.” The New Credit Facility closed on August 12, 2021. The proceeds of the Notes and the New Credit Facility were used, among other things, to finance the Acquisition, refinance Adtalem’s existing credit agreement, and pay fees and expenses related to the Acquisition. The New Revolver will be used to finance ongoing working capital and for general corporate purposes. As of June 30, 2021, the amount of debt outstanding under the then effective credit facility was $291.0 million. See Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our credit agreement and the financing agreements associated with the Acquisition.

Management currently projects that COVID-19 will continue to have an effect on operations and, as a result, liquidity, as discussed in the previous section of this MD&A titled “Overview of the Impact of COVID-19”; however, we believe the current balances of cash, cash generated from operations, and our New Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future.

Material Cash Requirements

Long-Term Debt – We have issued $800 million of Notes and maintain a $600 million credit facility, which requires principal and interest payments. As of June 30, 2021, the amount of debt outstanding under our Credit Facility was $291.0 million. See Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our credit agreement. As discussed in the previous section of this MD&A titled “Liquidity and Capital Resources,” on August 12, 2021, an $850 million senior secured term loan was funded to provide funding for the Acquisition and repay the then existing $291.0 million senior secured Term B loan. In addition, on August 12, 2021, Adtalem secured a $400 million senior secured revolving loan facility to replace the then existing $300 million revolving loan facility.

Operating Lease Obligations – We have operating lease obligations for the minimum payments required under various lease agreements which are recorded on the Consolidated Balance Sheet. In addition, we sublease certain space to third parties, which partially offsets the lease obligations at these facilities. See Note 11 “Leases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our lease agreements.

Contingencies

For a discussion of legal proceedings, see Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data.”

Critical Accounting Estimates

We describe our significant accounting policies in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting estimates discussed below are those that we believe involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Management has discussed our critical accounting estimates with the Audit and Finance Committee of the Board. Although management believes its assumptions and estimates are reasonable, actual results could differ from those estimates.

Although our current estimates contemplate current conditions, including the impact of COVID-19, and how we anticipate them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and financial condition. On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization, which recommended containment and mitigation measures worldwide. COVID-19 and the response of governmental and public health organizations in dealing with the pandemic included restricting general activity levels within communities, the economy, and operations of our customers. While we have experienced an impact to our business, operations, and financial results as a result of the COVID-19 pandemic, it may have even more far-reaching impacts on many aspects of our operations including the impact on customer behaviors, business operations, our employees, and the market in general. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of COVID-19, actions taken to contain the virus, the efficacy and distribution of the vaccines, as well as, how quickly and to what extent normal economic and operating conditions can resume.

Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in our accounts receivable balances as of each balance sheet date. In evaluating the collectability of all our accounts receivable balances, we utilize historical events, current conditions, and reasonable and supportable forecasts about the future. The estimate of our credit losses involves a significant level of uncertainty as it requires significant judgment to estimate the amount we will collect in the future on our account receivable balances. See Note 9 “Accounts Receivable and Credit Losses” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our credit losses.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. Future events could lead to future impairments of long-lived assets.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangibles are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is May 31.

Adtalem first assesses goodwill for impairment qualitatively for each reporting unit that contains goodwill. Management analyzes factors that include results of operations and business conditions, significant changes in cash flows at the reporting unit level, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the reporting units have been impaired. If there is reason to believe the carrying value of a reporting unit exceeds its fair value, then management performs a quantitative impairment review. Adtalem uses a discounted cash flow model to compute fair value. The estimated fair values of the reporting units are based on management’s projection of revenue, gross margin, operating costs, and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent of the excess, up to the amount of goodwill recorded.

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

All intangible assets and certain goodwill are being amortized for tax reporting purposes over statutory lives.

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

Contingencies

Adtalem is subject to contingencies, such as various claims and legal actions that arise in the normal conduct of its business. We record an accrual for those matters where management believes a loss is probable and can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters. The valuation of liabilities for these contingencies is reviewed on a quarterly basis to ensure that we have accrued the proper level of expense. While we believe that the amount accrued to-date is adequate, future changes in circumstances could impact these determinations. See Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our loss contingencies.

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

Net income from continuing operations attributable to Adtalem excluding special items (most comparable GAAP measure: net income (loss) attributable to Adtalem) – Measure of Adtalem’s net income (loss) attributable to Adtalem adjusted for restructuring expense, business acquisition and integration expense, pre-acquisition interest expense, gain on sale of assets, settlement gains, gain on derivative, tax charges related to the implementation of the Tax Act and the divestiture of DeVry University, a net tax benefit for a former subsidiary investment loss, and loss from discontinued operations.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: earnings (loss) per share) – Measure of Adtalem’s diluted earnings (loss) per share adjusted for restructuring expense, business acquisition and integration expense, pre-acquisition interest expense, gain on sale of assets, settlement gains, gain on derivative, tax charges related to the implementation of the Tax Act and the divestiture of DeVry University, a net tax benefit for a former subsidiary investment loss, and loss from discontinued operations.

Operating income excluding special items (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business acquisition and integration expense, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Effective income tax rate from continuing operations excluding special items (most comparable GAAP measure: effective income tax rate from continuing operations) – Measure of Adtalem’s effective tax rate adjusted for tax effect on gain on derivative and a net tax benefit for a former subsidiary investment loss.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring charges primarily related to real estate consolidations at Adtalem’s home office and ACAMS, the write-down of EduPristine’s assets, the sale of Becker’s courses for healthcare students, workforce reductions across the organization, and the closing of the RUSM campus in Dominica.
●	Business acquisition and integration expense include expenses related to the Walden University acquisition.
●	Pre-acquisition interest expense related to financing arrangements in connection with the Walden University acquisition.
●	Gain on the sale of Adtalem’s Columbus, Ohio, campus facility.
●	Settlement gains related to the final insurance settlement related to Hurricanes Irma and Maria at AUC and RUSM and a lawsuit settlement against the Adtalem Board of Directors.
●	Gain on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk.
●	Tax charges related to the implementation of the Tax Act and the divestiture of DeVry University.
●	A net tax benefit for a former subsidiary investment loss.

●	Loss from discontinued operations include the operations of Adtalem Brazil, Carrington, and DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income (loss) attributable to Adtalem reconciliation to net income from continuing operations attributable to Adtalem excluding special items (in thousands):

	Year Ended June 30,
	2021	2020	2019
Net income (loss) attributable to Adtalem (GAAP)	$76,909	$(85,334)	$95,168
Restructuring expense	9,804	28,628	53,067
Business acquisition and integration expense	31,593	—	—
Pre-acquisition interest expense	26,746	—	—
Gain on sale of assets	—	(4,779)	—
Settlement gains	—	—	(26,178)
Gain on derivative	—	(110,723)	—
Tax Cuts and Jobs Act of 2017 and tax charges related to the divestiture of DeVry University	—	(2,230)	3,584
Net tax benefit for a former subsidiary investment loss	—	(25,688)	—
Income tax impact on non-GAAP adjustments (1)	(16,501)	(5,648)	(1,560)
Loss from discontinued operations	25,127	329,315	12,079
Net income from continuing operations attributable to Adtalem excluding special items (non-GAAP)	$153,678	$123,541	$136,160
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings (loss) per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Year Ended June 30,
	2021	2020	2019
Earnings (loss) per share, diluted (GAAP)	$1.49	$(1.58)	$1.60
Effect on diluted earnings per share:
Restructuring expense	0.19	0.53	0.89
Business acquisition and integration expense	0.61	-	-
Pre-acquisition interest expense	0.52	-	-
Gain on sale of assets	-	(0.09)	-
Settlement gains	-	-	(0.44)
Gain on derivative	-	(2.05)	-
Tax Cuts and Jobs Act of 2017 and tax charges related to the divestiture of DeVry University	-	(0.04)	0.06
Net tax benefit for a former subsidiary investment loss	-	(0.47)	-
Income tax impact on non-GAAP adjustments (1)	(0.32)	(0.10)	(0.03)
Loss from discontinued operations	0.49	6.09	0.20
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$2.98	$2.28	$2.29
Diluted shares used in EPS calculation	51,645	54,094	59,330
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Effective income tax rate from continuing operations reconciliation to effective income tax rate from continuing operations excluding special items (in thousands):

	Year Ended June 30,
	2021	2020	2019
Pre-tax results:
Income from continuing operations before income taxes (GAAP)	$126,850	$237,179	$139,747
Gain on derivative	—	(110,723)	—
Income from continuing operations before income taxes excluding special items (non-GAAP)	$126,850	$126,456	$139,747

Taxes:
(Provision for) benefit from income taxes (GAAP)	$(25,248)	$6,358	$(32,878)
Net tax benefit for a former subsidiary investment loss	—	(25,688)	—
Provision for income taxes excluding special items (non-GAAP)	$(25,248)	$(19,330)	$(32,878)

Tax rate:
Effective income tax rate (GAAP)	19.9%	(2.7)%	23.5%
Effective income tax rate excluding special items (non-GAAP)	19.9%	15.3%	23.5%

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

The interest rate on Adtalem’s Credit Facility is based upon LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate for periods typically ranging from one to three months. As of June 30, 2021, Adtalem had $291.0 million in outstanding borrowings under the Term B Loan with an interest rate of 3.10%. Based upon borrowings of $291.0 million, a 100 basis point increase in short-term interest rates would result in $2.9 million of additional annual interest expense.

Adtalem’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, Adtalem has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap was set to terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Term B Loan is fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income

(Loss) within interest expense in the periods in which the hedged transactions affect earnings. As of June 30, 2021, the fair value of the Swap recorded within other liabilities was a loss of $8.9 million. As of June 30, 2021, a 100 basis point increase in short-term interest rates would result in a $10.6 million change in value of the Swap. On July 29, 2021, prior to refinancing our Credit Agreement, we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in the first quarter of fiscal year 2022.

Interest on our Credit Facility and New Credit Facility is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar year 2021, but that it will not use its powers to compel contributions beyond such date. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts, and evaluating the need for an amendment to the Credit Agreement to accommodate a replacement rate. The Credit Agreement and New Credit Facility does not specify a replacement rate for LIBOR.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adtalem Global Education Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adtalem Global Education Inc. and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of income (loss), comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2021 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 2 and 7 to the consolidated financial statements, the Company is subject to income taxes in the U.S. federal jurisdiction and in various state and foreign jurisdictions based on existing tax laws and incentives. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Management measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which management expects to recover or settle the temporary differences. Management reduces its net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions management has taken. The Company recorded a provision for income taxes of $25.2 million for the year ended June 30, 2021 and had net deferred income tax assets of $22.5 million and net deferred income tax liabilities of $27.0 million, as of June 30, 2021. The Company’s total amount of gross unrecognized tax benefits for uncertain tax positions was $10.4 million as of June 30, 2021.

The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are the significant audit effort in evaluating audit evidence relating to the accounting for income taxes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for income taxes. These procedures also included, among others, (i) testing the income tax provision, including the effective tax rate reconciliation and application of relevant tax laws and incentives; (ii) testing the underlying data used in measuring and recognizing deferred income tax assets and liabilities; and (iii) evaluating the weight of available evidence for uncertain tax positions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 19, 2021

We have served as the Company’s auditor since 1991.

Adtalem Global Education Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$494,613	$500,516
Restricted cash	819,003	589
Accounts receivable, net	67,996	87,042
Prepaid expenses and other current assets	133,341	104,619
Total current assets	1,514,953	692,766
Noncurrent assets:
Property and equipment, net	297,237	286,102
Operating lease assets	168,943	174,935
Deferred income taxes	22,479	22,277
Intangible assets, net	276,249	287,514
Goodwill	686,374	686,214
Other assets, net	87,601	78,879
Total noncurrent assets	1,538,883	1,535,921
Total assets	$3,053,836	$2,228,687

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$56,071	$46,484
Accrued payroll and benefits	64,452	48,835
Accrued liabilities	129,258	104,431
Deferred revenue	100,697	91,589
Current operating lease liabilities	55,329	51,644
Current portion of long-term debt	3,000	3,000
Total current liabilities	408,807	345,983
Noncurrent liabilities:
Long-term debt	1,067,711	286,115
Long-term operating lease liabilities	167,855	176,032
Deferred income taxes	26,991	24,975
Other liabilities	79,612	82,309
Total noncurrent liabilities	1,342,169	569,431
Total liabilities	1,750,976	915,414
Commitments and contingencies (Note 20)
Redeemable noncontrolling interest	1,790	2,852
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 49,253 and 51,871 shares outstanding as of June 30, 2021 and June 30, 2020, respectively	811	807
Additional paid-in capital	519,826	504,434
Retained earnings	2,005,105	1,927,568
Accumulated other comprehensive loss	(7,365)	(9,055)
Treasury stock, at cost, 31,846 and 28,794 shares as of June 30, 2021 and June 30, 2020, respectively	(1,217,307)	(1,113,333)
Total shareholders' equity	1,301,070	1,310,421
Total liabilities and shareholders' equity	$3,053,836	$2,228,687

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Income (Loss)

(in thousands, except per share data)

	Year Ended June 30,
	2021	2020	2019
Revenue	$1,112,380	$1,052,001	$1,013,843
Operating cost and expense:
Cost of educational services	489,233	490,054	471,782
Student services and administrative expense	420,267	395,838	359,342
Restructuring expense	9,804	28,628	53,067
Business acquisition and integration expense	31,593	—	—
Gain on sale of assets	—	(4,779)	—
Settlement gains	—	—	(26,178)
Total operating cost and expense	950,897	909,741	858,013
Operating income	161,483	142,260	155,830
Other income (expense):
Interest and dividend income	4,094	3,688	3,968
Interest expense	(41,365)	(19,510)	(19,898)
Investment gain (loss)	2,638	18	(153)
Gain on derivative	—	110,723	—
Net other (expense) income	(34,633)	94,919	(16,083)
Income from continuing operations before income taxes	126,850	237,179	139,747
(Provision for) benefit from income taxes	(25,248)	6,358	(32,878)
Income from continuing operations	101,602	243,537	106,869
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(33,946)	(62,578)	15,803
Loss on disposal of discontinued operations before income taxes (includes ($293,360) accumulated other comprehensive income reclassifications for realized loss on foreign currency translation adjustments for the year ended June 30, 2020)	—	(287,560)	(33,604)
Benefit from income taxes	8,819	20,823	6,513
Loss from discontinued operations	(25,127)	(329,315)	(11,288)
Net income (loss)	76,475	(85,778)	95,581
Net loss attributable to redeemable noncontrolling interest from continuing operations	434	444	378
Net income attributable to redeemable noncontrolling interest from discontinued operations	—	—	(791)
Net income (loss) attributable to Adtalem Global Education	$76,909	$(85,334)	$95,168

Amounts attributable to Adtalem Global Education:
Net income from continuing operations	$102,036	$243,981	$107,247
Net loss from discontinued operations	(25,127)	(329,315)	(12,079)
Net income (loss) attributable to Adtalem Global Education	$76,909	$(85,334)	$95,168

Earnings (loss) per share attributable to Adtalem Global Education:
Basic:
Continuing operations	$1.99	$4.55	$1.83
Discontinued operations	$(0.49)	$(6.14)	$(0.21)
Net	$1.50	$(1.59)	$1.63
Diluted:
Continuing operations	$1.98	$4.51	$1.81
Discontinued operations	$(0.49)	$(6.09)	$(0.20)
Net	$1.49	$(1.58)	$1.60

Weighted-average shares outstanding:
Basic shares	51,322	53,659	58,540
Diluted shares	51,645	54,094	59,330

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended June 30,
	2021	2020	2019
Net income (loss)	$76,475	$(85,778)	$95,581
Other comprehensive income (loss), net of tax
Gain (loss) on foreign currency translation adjustments	713	(157,354)	5,185
Unrealized (loss) gain on available-for-sale marketable securities	(57)	84	74
Unrealized gain (loss) on interest rate swap	1,160	(7,855)	—
Comprehensive income (loss) before reclassification	78,291	(250,903)	100,840
Reclassification adjustment for unrealized gain on available-for-sale marketable securities	(126)	—	—
Reclassification adjustment for realized loss on foreign currency translation adjustments	—	293,360	—
Comprehensive income	78,165	42,457	100,840
Comprehensive loss (income) attributable to redeemable noncontrolling interest	434	444	(471)
Comprehensive income attributable to Adtalem Global Education	$78,599	$42,901	$100,369

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	2021	2020	2019
Operating activities:
Net income (loss)	$76,475	$(85,778)	$95,581
Loss from discontinued operations	25,127	329,315	11,288
Income from continuing operations	101,602	243,537	106,869
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	13,875	14,584	13,217
Amortization and adjustments to operating lease assets	51,380	54,716	—
Depreciation	37,598	34,428	33,759
Amortization of intangible assets	10,073	10,262	6,947
Amortization of debt issuance costs	2,657	1,566	1,566
Impairment of intangible assets	1,211	—	—
Reclassification adjustment from other comprehensive income	(126)	—	—
Provision for bad debts	11,573	16,152	9,817
Deferred income taxes	1,519	(4,548)	20,752
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	1,912	4,564	42,459
Realized and unrealized (gain) loss on investments	(2,638)	(18)	153
Realized gain on sale of assets	—	(4,779)	—
Insurance settlement gain	—	—	(15,571)
Gain on derivative	—	(110,723)	—
Changes in assets and liabilities:
Accounts receivable	13,259	(12,840)	(21,123)
Prepaid expenses and other current assets	(18,135)	(17,612)	1,276
Accounts payable	8,530	(6,340)	8,104
Accrued payroll and benefits	15,646	2,173	(3,350)
Accrued liabilities	29,740	(2,477)	7,719
Deferred revenue	9,108	(4,355)	(6,058)
Operating lease liabilities	(49,880)	(53,726)	—
Other assets and liabilities	(15,746)	(14,999)	(21,082)
Net cash provided by operating activities-continuing operations	223,158	149,565	185,454
Net cash (used in) provided by operating activities-discontinued operations	(30,959)	(41,873)	19,404
Net cash provided by operating activities	192,199	107,692	204,858
Investing activities:
Capital expenditures	(48,664)	(44,137)	(57,574)
Insurance proceeds received for damage to buildings and equipment	—	—	35,706
Proceeds from sales of marketable securities	2,721	2,829	1,841
Purchases of marketable securities	(10,745)	(3,015)	(6,321)
Proceeds from sale of assets	—	6,421	—
Cash received on settlement of derivative	—	110,723	—
Cash received on purchase price adjustment	—	92	—
Payment for purchase of businesses, net of cash acquired	—	—	(118,409)
Loan to DeVry University	—	—	(10,000)
Net cash (used in) provided by investing activities-continuing operations	(56,688)	72,913	(154,757)
Net cash used in investing activities-discontinued operations	—	(3,908)	(9,010)
Proceeds from sale of business, net of cash transferred	—	313,518	—
Cash and restricted cash transferred in divestitures of discontinued operations	—	—	(50,069)
Net cash (used in) provided by investing activities	(56,688)	382,523	(213,836)
Financing activities:
Proceeds from exercise of stock options	1,457	3,761	16,994
Employee taxes paid on withholding shares	(4,206)	(5,485)	(6,801)
Proceeds from stock issued under Colleague Stock Purchase Plan	262	17	421
Repurchases of common stock for treasury	(100,000)	(136,889)	(252,852)
Proceeds from long-term debt	800,000	225,000	135,000
Repayments of long-term debt	(3,000)	(338,000)	(28,000)
Payment of debt issuance costs	(18,047)	—	—
Proceeds from down payment on seller loan	—	5,200	—
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(6,247)	—
Net cash provided by (used in) financing activities-continuing operations	676,466	(252,643)	(135,238)
Net cash used in financing activities-discontinued operations	—	(3,466)	(2,295)
Net cash provided by (used in) financing activities	676,466	(256,109)	(137,533)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	534	(33,468)	2,573
Net increase (decrease) in cash, cash equivalents and restricted cash	812,511	200,638	(143,938)
Cash, cash equivalents and restricted cash at beginning of period	501,105	300,467	444,405
Cash, cash equivalents and restricted cash at end of period	1,313,616	501,105	300,467
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	95,243
Cash, cash equivalents and restricted cash at end of period	$1,313,616	$501,105	$205,224
Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$14,429	$20,156	$20,410
Income taxes, net	$26,431	$12,442	$3,230
(Decrease) increase in redemption value of noncontrolling interest put option	$(628)	$—	$20

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2018	79,283	$793	$454,653	$1,917,373	$(142,168)	19,390	$(711,365)	$1,519,286
Cumulative effect adjustment upon the adoption of ASU 2016‑01				381	(381)			—
Net income attributable to Adtalem Global Education				95,168				95,168
Other comprehensive income, net of tax					5,259			5,259
Change in redeemable noncontrolling interest put option				(20)				(20)
Stock-based compensation			14,075					14,075
Net activity from stock-based compensation awards	849	8	17,245			143	(7,060)	10,193
Proceeds from stock issued under Colleague Stock Purchase Plan			88			(9)	333	421
Repurchases of common stock for treasury						5,306	(252,852)	(252,852)
June 30, 2019	80,132	801	486,061	2,012,902	(137,290)	24,830	(970,944)	1,391,530
Net loss attributable to Adtalem Global Education				(85,334)				(85,334)
Other comprehensive loss, net of tax					(165,125)			(165,125)
Reclassification adjustment for realized loss on foreign currency translation adjustments					293,360			293,360
Stock-based compensation			14,713					14,713
Net activity from stock-based compensation awards	533	6	3,668			127	(5,527)	(1,853)
Proceeds from stock issued under Colleague Stock Purchase Plan			(8)			(1)	27	19
Repurchases of common stock for treasury						3,838	(136,889)	(136,889)
June 30, 2020	80,665	807	504,434	1,927,568	(9,055)	28,794	(1,113,333)	1,310,421
Net income attributable to Adtalem Global Education				76,909				76,909
Other comprehensive income, net of tax					1,816			1,816
Reclassification adjustment for unrealized gain on available-for-sale marketable securities					(126)			(126)
Change in redeemable noncontrolling interest put option				628				628
Stock-based compensation			13,880					13,880
Net activity from stock-based compensation awards	434	4	1,561			131	(4,314)	(2,749)
Proceeds from stock issued under Colleague Stock Purchase Plan			(49)			(9)	340	291
Repurchases of common stock for treasury						2,930	(100,000)	(100,000)
June 30, 2021	81,099	$811	$519,826	$2,005,105	$(7,365)	31,846	$(1,217,307)	$1,301,070

See accompanying notes to consolidated financial statements.

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

Financial Services – Offers test preparation, certifications, conferences, seminars, memberships, and subscriptions to business professionals in the areas of accounting, anti-money laundering, banking, and mortgage lending. This segment includes the operations of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine. On August 4, 2021, Adtalem announced we are exploring strategic alternatives for the Financial Services segment.

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

On August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company (together with e-Learning, “Walden”), from Laureate Education, Inc. (“Laureate” or “Seller”) in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Membership Interest Purchase Agreement (the “Agreement) (the “Acquisition”). Business acquisition and integration costs incurred for this transaction in fiscal year 2021 was $31.6 million. See Note 22 “Subsequent Event” for additional information.

2. Summary of Significant Accounting Policies

For each accounting topic that is addressed in its own note, the description of the accounting policy may be found in the related note. Other significant accounting policies are described below.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adtalem and its controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100%, but greater than 50%, the noncontrolling ownership interest is reported on our Consolidated Balance Sheets. The noncontrolling ownership interest earnings portion is classified as “net loss (income) attributable to redeemable noncontrolling interest” in our Consolidated Statements of Income (Loss). Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years. Certain prior periods amounts have been reclassified to conform to current period presentation.

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

Restricted Cash

Restricted cash represents amounts received from federal and state governments under various student aid grant and loan programs and such restricted funds are held in separate bank accounts. Once the financial aid authorization and disbursement process for the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in Adtalem’s operations. This authorization and disbursement process that precedes the transfer of funds generally occurs within the period of the academic term for which such funds were authorized. See Note 13 “Debt” for information related to funds held in an escrow account to fund the Acquisition and is recorded within restricted cash on the Consolidated Balance Sheet as of June 30, 2021.

Property and Equipment

Property and equipment, net, is recorded at cost and is depreciated on the straight-line method. Cost includes additions and those improvements that enhance performance, increase the capacity, or lengthen the useful lives of the assets. Purchases of computer software, including external costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing computer software applications for internal use, are capitalized. Repairs and maintenance costs are expensed as incurred. Upon sale or retirement of an asset, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in income. Assets under construction are reflected in construction in progress until they are placed into service for their intended use.

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

Adtalem first assesses goodwill for impairment qualitatively for each reporting unit that contains goodwill. Management analyzes factors that include results of operations and business conditions, significant changes in cash flows at the reporting unit level, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the reporting units have been impaired. If there is reason to believe the carrying value of a reporting unit exceeds its fair value, then management performs a quantitative impairment review. Adtalem uses a discounted cash flow model to compute fair value. The estimated fair values of the reporting units are based on management’s projection of revenue, gross margin, operating costs, and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent of the excess, up to the amount of goodwill recorded.

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

All intangible assets and certain goodwill are being amortized for tax reporting purposes over statutory lives.

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

Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to Adtalem by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income or loss attributable to Adtalem by diluted weighted-average number of shares outstanding during the period. Diluted shares are computed using the treasury stock method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised during the period. Diluted EPS considers the impact of potentially dilutive securities, except in periods in which there is a loss from continuing operations, because the inclusion of the potential common shares would have an antidilutive effect.

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

Restructuring Charges

Adtalem’s financial statements include charges related to severance and related benefits for workforce reductions. These charges also include impairments on operating lease assets, losses on disposals of property and equipment related to campus and administrative office consolidations, and a write-down of EduPristine’s assets (see Note 6 “Restructuring Charges”). When estimating the costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods.

Advertising Costs

Advertising costs are expensed when incurred and totaled $92.9 million, $82.6 million, and $72.0 million for the years ended June 30, 2021, 2020, and 2019, respectively. Advertising costs are included in student services and administrative expense in the Consolidated Statements of Income (Loss).

Hurricane Expense

In September 2017, Hurricanes Irma and Maria caused damage and disrupted operations at AUC and RUSM. Adtalem recorded expense of $12.5 million in the year ended June 30, 2019 associated with incremental costs of teaching at alternative sites. Insurance proceeds of $12.5 million were recorded in the year ended June 30, 2019. In total, no net expense related to the hurricanes was recorded in the year ended June 30, 2019, 2020, or 2021. During the second quarter of fiscal year 2019, Adtalem received the final insurance proceeds for damages from Hurricanes Irma and Maria and recorded a pre-tax gain of $15.6 million in the year ended June 30, 2019. The total proceeds received from insurance settlements were in excess of expense recorded for hurricane-related evacuation processes, temporary housing, and transportation of students, faculty and staff, and incremental costs of teaching at alternative sites, less deductibles. The resulting excess proceeds of $35.7 million were applied against asset damages and capital repairs and replacement in the second quarter of fiscal year 2019, which requires classification of the gain as an investing activity in the Consolidated Statements of Cash Flows.

Settlement Gains

Adtalem recorded a $10.6 million gain in the fourth quarter of fiscal year 2019 related to a lawsuit settlement against the Adtalem Board of Directors. Settlement gains in the Consolidated Statement of Income were $26.2 million for the year ended June 30, 2019, which includes the hurricane insurance settlement of $15.6 million discussed above.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM, and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Adtalem Brazil’s and EduPristine’s operations and Becker’s and ACAMS’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are recorded as foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income. Transaction gains or losses during each of the fiscal years presented were not material.

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

Recently issued accounting standards not yet adopted

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

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

4. Discontinued Operations and Assets Held for Sale

On December 4, 2018, Adtalem completed the sale of Carrington to San Joaquin Valley College, Inc. (“SJVC”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, Carrington is presented in Adtalem’s financial reporting as a discontinued operation. Adtalem has retained certain leases associated with the Carrington operations. Adtalem remains the primary lessee on these leases and subleases to Carrington. Adtalem records the proceeds from these subleases as an offset to operating costs. Adtalem also assigned certain leases to Carrington but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $11.3 million on the sale of Carrington and transferred $9.9 million of cash and restricted cash balances to Carrington in fiscal year 2019.

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “Note”). The Note bears interest at a rate of 4% per annum, payable annually in arrears and has a maturity date of January 1, 2022. Based on the terms of the Note, DeVry University may make prepayments and may be required to make prepayments on the Note. The Note is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of June 30, 2021 and other assets, net as of June 30, 2020. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option with the exception of one lease which expires in December 2023. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases. Adtalem recorded a pre-tax loss of $22.3 million on the sale of DeVry University and transferred $40.2 million of cash and restricted cash balances to DeVry University in fiscal year 2019.

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Purchaser”), pursuant to the Stock Purchase Agreement dated October 18, 2019. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, Adtalem Brazil is presented in Adtalem’s financial reporting as a discontinued operation. Pursuant to the terms and subject to the conditions set forth in the purchase agreement, Adtalem sold the issued and outstanding shares of Adtalem Brasil Holding S.A. (a/k/a Adtalem Brazil) to the Purchaser for R$1,920 million, subject to certain post-closing adjustments pursuant to the purchase agreement. Adtalem received $345.9 million in sale proceeds and $56.0 million of Adtalem Brazil’s cash, for a combined $401.9 million upon the sale. Adtalem Brazil’s cash balance on the sale date was $88.4 million, resulting in $313.5 million of cash proceeds, net of this cash transferred. In addition, Adtalem received $110.7 million from the settlement of a deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil to economically hedge the Brazilian Real sales price through the mitigation of the currency exchange rate risk. Adtalem recorded this settlement as a pre-tax gain on the hedge of $110.7 million in fiscal year 2020. The hedge agreement had a total notional amount of R$2,154 million. The derivative associated with the hedge agreement did not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value were recorded within the income statement.

The following is a summary of income statement information of operations reported as discontinued operations, which includes Adtalem Brazil’s, Carrington’s, and DeVry University’s operations through the date of each respective sale (in thousands):

	Year Ended June 30,
	2021	2020	2019
Revenue	$—	$157,695	$421,560
Operating cost and expense:
Cost of educational services	—	105,118	261,175
Student services and administrative expense	33,946	113,449	142,516
Restructuring expense	—	646	388
Asset impairment charge - building and equipment	—	—	1,953
Total operating cost and expense	33,946	219,213	406,032
Operating (loss) income	(33,946)	(61,518)	15,528
Other income (expense):
Interest and dividend income	—	1,862	4,008
Interest expense	—	(2,922)	(3,733)
Net other (expense) income	—	(1,060)	275
(Loss) income from discontinued operations before income taxes	(33,946)	(62,578)	15,803
Loss on disposal of discontinued operations before income taxes	—	(287,560)	(33,604)
Benefit from income taxes	8,819	20,823	6,513
Loss from discontinued operations	(25,127)	(329,315)	(11,288)
Net income attributable to redeemable noncontrolling interest	—	—	(791)
Net loss from discontinued operations attributable to Adtalem	$(25,127)	$(329,315)	$(12,079)

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

The following tables disaggregate revenue by source (in thousands):

	Year Ended June 30, 2021
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$903,626	$—	$—	$903,626
Test preparation/certifications	—	131,823	—	131,823
Conferences/seminars	—	28,547	—	28,547
Memberships/subscriptions	—	45,109	—	45,109
Other	3,275	—	—	3,275
Total	$906,901	$205,479	$—	$1,112,380

	Year Ended June 30, 2020
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$848,154	$—	$—	$848,154
Test preparation/certifications	—	108,471	—	108,471
Conferences/seminars	—	43,147	—	43,147
Memberships/subscriptions	—	33,955	—	33,955
Other	18,274	—	—	18,274
Total	$866,428	$185,573	$—	$1,052,001

	Year Ended June 30, 2019
	Medical and Healthcare	Financial Services	Home Office and Other	Consolidated
Higher education	$835,908	$—	$—	$835,908
Test preparation/certifications	—	119,325	(3,229)	116,096
Conferences/seminars	—	27,794	—	27,794
Memberships/subscriptions	—	20,092	—	20,092
Other	13,953	—	—	13,953
Total	$849,861	$167,211	$(3,229)	$1,013,843

Certain prior periods amounts in the above tables have been reclassified for consistency with the current period presentation. In addition, see Note 21 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Higher education: Higher education revenue consists of tuition, fees, books, and other educational products. The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these books and other educational products on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor, which revenue was not significant for the years ended June 30, 2021, 2020, and 2019.

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

Customer contracts generally have separately stated prices for each performance obligation contained in the contract. Therefore, each performance obligation generally has its own standalone selling price. For higher education students, arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students utilizing private funding or funding through Adtalem’s credit extension programs (see Note 9 “Accounts Receivable and Credit Losses” for additional information) generally pay after the academic term is complete. For non-higher education customers, payment is typically due and collected at the time a customer places an order.

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

For test preparation and other Financial Services products, the transaction price is equal to the amount charged to the customer, which is the standard rate, less any discounts, and an estimate for refunds.

We believe it is probable that no significant reversal will occur in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Therefore, the estimate of variable consideration is not constrained.

Contract Balances

For our higher education institutions, students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term. As instruction is provided, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s credit extension programs (see Note 9 “Accounts Receivable and Credit Losses”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable is reduced.

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

Revenue of $89.3 million was recognized during fiscal year 2021 that was included in the deferred revenue balance at the beginning of fiscal year 2021. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

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

6. Restructuring Charges

During fiscal year 2021, Adtalem recorded restructuring charges primarily related to Adtalem’s home office and ACAMS real estate consolidations, and a write-down of EduPristine’s assets. During fiscal year 2020, Adtalem recorded restructuring charges primarily related to the sale of Becker’s courses for healthcare students, Adtalem’s home office and ACAMS real estate consolidations, and workforce reductions across the organization. During fiscal year 2019, Adtalem recorded restructuring charges primarily related to the impairment of the property and equipment at the Dominica campus of RUSM and severance related to workforce reductions in Dominica. In January 2019, RUSM relocated its campus operations to Barbados with no plans to return to Dominica. The property and equipment in Dominica have been fully impaired as management determined the market value less the costs to sell the facilities or move the equipment was zero. In addition, during fiscal year 2019, Adtalem recorded restructuring charges related to Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 21 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2021
	Real Estate and Other	Termination Benefits	Total
Financial Services	$3,044	$—	$3,044
Home Office and Other	6,270	490	6,760
Total	$9,314	$490	$9,804

	Year Ended June 30, 2020
	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$1,129	$578	$1,707
Financial Services	4,366	476	4,842
Home Office and Other	20,160	1,919	22,079
Total	$25,655	$2,973	$28,628

	Year Ended June 30, 2019
	Real Estate and Other	Termination Benefits	Total
Medical and Healthcare	$40,372	$1,294	$41,666
Financial Services	1,304	—	1,304
Home Office and Other	9,581	516	10,097
Total	$51,257	$1,810	$53,067

The following table summarizes the separation and restructuring plan activity for the fiscal years 2020 and 2021, for which cash payments are required (in thousands):

Liability balance as of June 30, 2019	$25,083
ASC 842 (leases) adjustment (1)	(25,030)
Liability balance as of July 1, 2019	53
Increase in liability (separation and other charges)	4,955
Reduction in liability (payments and adjustments)	(3,573)
Liability balance as of June 30, 2020	1,435
Increase in liability (separation and other charges)	490
Reduction in liability (payments and adjustments)	(1,925)
Liability balance as of June 30, 2021	$—

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

7. Income Taxes

Income from continuing operations before income taxes, classified by source of income, were as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Domestic	$62,397	$160,334	$80,209
Foreign	64,453	76,845	59,538
Total	$126,850	$237,179	$139,747

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Current tax provision (benefit):
U.S. federal	$17,516	$(3,097)	$15,912
State and local	4,389	735	1,749
Foreign	1,856	519	2,224
Total current	23,761	(1,843)	19,885
Deferred tax provision (benefit):
U.S. federal	(2,097)	(4,197)	4,066
State and local	1,641	(104)	9,028
Foreign	1,943	(214)	(101)
Total deferred	1,487	(4,515)	12,993
Provision for (benefit from) income taxes	$25,248	$(6,358)	$32,878

The effective tax rate differs from the statutory tax rates as follows (in thousands):

	Year Ended June 30,
	2021		2020		2019
Income tax at statutory rate	$26,639	21.0%	$49,807	21.0%	$29,347	21.0%
Lower rates on foreign operations	(12,171)	(9.6)%	(16,210)	(6.8)%	(12,738)	(9.1)%
State income taxes	4,390	3.5%	3,072	1.3%	5,825	4.2%
Loss on investment in subsidiary	(374)	(0.3)%	(25,688)	(10.8)%	1,797	1.3%
Gain on derivative	—	—%	(23,252)	(9.8)%	—	—%
Permanent non-deductible items	1,086	0.9%	(236)	(0.1)%	469	0.3%
Foreign tax provisions under GILTI	6,084	4.8%	6,502	2.7%	3,231	2.3%
Other	(406)	(0.3)%	(353)	(0.1)%	4,947	3.5%
Provision for (benefit from) income taxes	$25,248	19.9%	$(6,358)	(2.7)%	$32,878	23.5%

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

The components of the deferred income tax assets and liabilities were as follows (in thousands):

	June 30,
	2021	2020
Employee benefits	$13,434	$10,818
Stock-based compensation	6,895	6,924
Receivable reserve	2,920	2,530
Operating lease liabilities	50,808	48,110
Other reserves	4,116	4,748
Loss and credit carryforwards, net	18,756	23,695
Less: valuation allowance	(8,000)	(9,937)
Gross deferred tax assets	88,929	86,888
Depreciation	(2,916)	(177)
Deferred taxes on unremitted foreign earnings	(733)	(525)
Amortization of intangible assets	(53,465)	(54,864)
Operating lease assets	(35,513)	(33,279)
Other accruals	(814)	(741)
Gross deferred tax liability	(93,441)	(89,586)
Net deferred tax asset (liability)	$(4,512)	$(2,698)

As of June 30, 2021, Adtalem has $270.0 million of gross, post apportioned state net operating loss carryforwards, and $16.7 million of foreign net operating loss carryforwards in St. Maarten and other jurisdictions. As of June 30, 2020, Adtalem has $0.1 million of gross U.S. federal net operating loss carryforwards, $301.5 million of gross, post apportioned state net operating loss carryforwards, and $23.6 million of foreign net operating loss carryforwards in St. Maarten and other jurisdictions.

Adtalem has the following tax net operating loss (tax effected), interest (tax effected), and credit carryforwards as of June 30, 2021 (in thousands):

	June 30,	Years of Expiration
	2021	Beginning	Ending

U.S. interest expense carryforwards	$112	no expiration
U.S. credit carryforwards	672	2027	2030
State net operating loss carryforwards	14,398	2023	2040
Foreign net operating loss carryforwards	2,483	2022	2041
Foreign net operating loss carryforwards	1,091	no expiration
Total loss and credit carryforwards, net	$18,756

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

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $8.0 million and $9.9 million as of June 30, 2021 and 2020, respectively, and mainly relates to other foreign and state net operating loss carryforwards. Insufficient projected taxable income in certain jurisdictions gives rise to need of a valuation allowance.

Based on Adtalem’s expectations for future taxable income, management believes that it is more likely than not that operating income in other respective jurisdictions will be sufficient to recognize fully all deferred tax assets.

Our effective income tax rates from continuing operations was positive 19.9%, negative 2.7%, and positive 23.5% in fiscal year 2021, 2020, and 2019, respectively. The effective tax rates in fiscal years 2021, 2020, and 2019 reflect the U.S. federal tax rate of 21% adjusted for state and local taxes, foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, in fiscal year 2020, we did not record a tax provision on the pre-tax gain of $110.7 million on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil sale completed on April 24, 2020 (see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information) and we recorded a $25.7 million net tax benefit related to a former subsidiary investment loss claimed for the tax year ended June 30, 2018.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes significant changes to the U.S. corporate income tax system, which reduced the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018 and shifted to a modified territorial tax regime, which created new taxes on certain foreign-sourced earnings. More specifically, the Tax Act includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes are imposed on foreign income in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed in general at a 10.5% tax rate. The GILTI provision of the Tax Act became effective for Adtalem for the year ended June 30, 2019. We have elected to account for GILTI as a period cost.

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

As of June 30, 2021 and 2020, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $10.4 million and $11.5 million, respectively, which if recognized, would impact the effective tax rate.

We expect that our unrecognized tax benefits will decrease during the next 12 months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to not be material. Adtalem classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2021 and 2020 was $1.9 million and $1.5 million, respectively. Interest and penalties expense recognized during the years ended June 30, 2021, 2020, and 2019 were $0.4 million, $0.0 million, and $0.1 million, respectively. The changes in our unrecognized tax benefits were (in thousands):

	Year Ended June 30,
	2021	2020	2019
Balance at beginning of period	$11,481	$31,818	$32,804
Increases from positions taken during prior periods	47	—	582
Decreases from positions taken during prior periods	(906)	(26,489)	(660)
Increases from positions taken during the current period	43	6,456	606
Reductions due to lapse of statute	(264)	(231)	(1,390)
Reductions due to settlement	(3)	(73)	(124)
Balance at end of period	$10,398	$11,481	$31,818

Adtalem files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions based on existing tax laws and incentives. Adtalem remains generally subject to examination in the U.S. for years beginning on or after July 1, 2017; in various states for years beginning on or after July 1, 2015; and in our significant foreign jurisdictions for years beginning on or after July 1, 2015. Adtalem is currently under audit in one state and local jurisdiction for tax years 2017 through 2019. The Internal Revenue Service (“IRS”) is currently conducting an examination of the tax year ended June 30, 2018. Although we have recorded tax reserves for potential adjustments to tax liabilities for prior years, we cannot provide assurance that a material adjustment, either positive or negative, will not result when the audits are concluded.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, temporarily increases the amount of interest expense the company is allowed to deduct on its U.S. federal tax returns for fiscal years 2019 and 2020, modifies the Tax Credit and Jobs Act of 2017 to allow immediate expensing of qualified improvement property for U.S. federal income tax purposes retroactive to fiscal year 2018, and allows net operating losses incurred in fiscal years 2018, 2019, and 2020 to be carried back five-years and offset up to 100% of U.S. federal taxable income for tax years beginning before fiscal year 2021. Management does not expect that the provisions of the CARES Act would result in a material tax or cash benefit.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the CARES Act, enacted on March 27, 2020, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Adtalem has elected not to defer the employees’ portion of payroll tax. Management does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

On March 11, 2021, the American Rescue Plan Act of 2021 (the “Rescue Act”) was enacted in response to the COVID-19 pandemic. The Rescue Act, among other things, expands the number of employees subject to the tax deductibility limitation of employee compensation in excess of $1 million for tax years beginning after December 31, 2026 and repeals the election for U.S. affiliated groups to allocate interest expense on a worldwide basis. Management does not expect that the other provisions of the Rescue Act would result in a material tax or cash detriment.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and stock awards not included in the computation of diluted earnings per share when their effect is antidilutive (in thousands, except per share data):

	Year Ended June 30,
	2021	2020	2019
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$102,036	$243,981	$107,247
Discontinued operations	(25,127)	(329,315)	(12,079)
Net	$76,909	$(85,334)	$95,168

Denominator:
Weighted-average basic shares outstanding	51,322	53,659	58,540
Effect of dilutive stock awards	323	435	790
Weighted-average diluted shares outstanding	51,645	54,094	59,330

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$1.99	$4.55	$1.83
Discontinued operations	$(0.49)	$(6.14)	$(0.21)
Net	$1.50	$(1.59)	$1.63
Diluted:
Continuing operations	$1.98	$4.51	$1.81
Discontinued operations	$(0.49)	$(6.09)	$(0.20)
Net	$1.49	$(1.58)	$1.60

Weighted-average antidilutive stock awards	1,143	973	215

9. Accounts Receivable and Credit Losses

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

The classification of our accounts receivable balances was as follows (in thousands):

	June 30, 2021
	Gross	Allowance	Net
Trade receivables, current	$79,062	$(13,154)	$65,908
Financing receivables, current	6,348	(4,260)	2,088
Accounts receivable, current	$85,410	$(17,414)	$67,996

Financing receivables, current	$6,348	$(4,260)	$2,088
Financing receivables, noncurrent	39,665	(12,572)	27,093
Total financing receivables	$46,013	$(16,832)	$29,181

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

Credit Quality

The primary credit quality indicator for our financing receivables is delinquency. Balances are considered delinquent when contractual payments on the loan become past due. We charge-off financing receivable balances after they have been sent to a third-party collector, the timing of which varies by the institution granting the loan, but in most cases is when the financing agreement is at least 181 days past due. Payments are applied first to outstanding interest and then to the unpaid principal balance.

The credit quality analysis of financing receivables as of June 30, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$297	$7	$320	$559	$135	$1,616	$2,934
31-60 days past due	145	2	165	49	61	660	1,082
61-90 days past due	24	310	92	102	69	95	692
91-120 days past due	287	—	131	16	47	13	494
121-150 days past due	43	31	133	42	256	108	613
Greater than 150 days past due	7,468	2,973	1,919	1,431	475	872	15,138
Total past due	8,264	3,323	2,760	2,199	1,043	3,364	20,953
Current	4,565	1,955	2,601	1,586	1,548	12,805	25,060
Financing receivables, gross	$12,829	$5,278	$5,361	$3,785	$2,591	$16,169	$46,013

Beginning in the third quarter of fiscal year 2021, we have refinanced loans, resulting in loans previously reported under an older origination year to now be categorized as a new loan under the 2021 origination year.

The following table includes our financing receivables credit risk profile disclosures for the prior year before we adopted ASC 326 on July 1, 2020 (in thousands):

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

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Year Ended June 30, 2021
	Trade	Financing	Total
Beginning balance	$10,825	$15,690	$26,515
Write-offs	(4,994)	(4,331)	(9,325)
Recoveries	1,063	160	1,223
Provision for credit losses	6,260	5,313	11,573
Ending balance	$13,154	$16,832	$29,986

	Year Ended June 30, 2020
	Trade	Financing	Total
Beginning balance	$8,243	$6,289	$14,532
Write-offs	(4,531)	(712)	(5,243)
Recoveries	961	113	1,074
Provision for credit losses	6,152	10,000	16,152
Ending balance	$10,825	$15,690	$26,515

Allowance for bad debts on short-term and long-term receivables as of June 30, 2021 and 2020 were $30.0 million and $26.5 million, respectively. The increase in the reserve from the prior year is driven by an increase in our overall historical loss rates, primarily related to the credit extension programs at the medical and veterinary schools.

Accounts receivable, net decreased with an offsetting increase in other assets, net on the Consolidated Balance Sheet as of June 30, 2021 compared to June 30, 2020 primarily due to a correction in the methodology on how we classify financing receivable balances between current and noncurrent assets.

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The DeVry University loan receivable is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of June 30, 2021 and other assets, net as of June 30, 2020, and is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable is included in other assets, net on the Consolidated Balance Sheet as of June 30, 2021 and 2020 is $42.7 million and $41.4 million, respectively, and was originally determined by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2021	2020
Land	$44,331	$43,246
Building	327,539	313,068
Equipment	254,994	248,359
Construction in progress	21,467	12,449
Property and equipment, gross	648,331	617,122
Accumulated depreciation	(351,094)	(331,020)
Property and equipment, net	$297,237	$286,102

Depreciation expense was $37.6 million, $34.4 million, and $33.8 million for the years ended June 30, 2021, 2020, and 2019, respectively.

During the first quarter of fiscal year 2018, the campuses of AUC and RUSM were damaged from Hurricanes Irma and Maria, respectively. In the first quarter of fiscal year 2019, Adtalem announced its decision to relocate RUSM’s campus operations to Barbados and not return to RUSM’s Dominica campus. We recorded impairment charges of $39.1 million in fiscal year 2019 to fully impair the property and equipment in Dominica as management determined the market value less the costs to sell the facilities or move the equipment was zero. The impairment charges are included in restructuring expense in the Consolidated Statements of Income (Loss) (see Note 6 “Restructuring Charges” for additional information). In December 2018, AUC and RUSM received the final insurance settlement proceeds related to the property damage and disruption of operations caused by Hurricanes Irma and Maria. These proceeds produced a gain of $15.6 million, which was recorded in the second quarter of fiscal year 2019.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and holds a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The $5.2 million received is classified as a financing activity on the Consolidated Statements of Cash Flows. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The buyer has an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes. Adtalem continues to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheet. See Note 9 “Accounts Receivable and Credit Losses” for a discussion on the discounting of the note receivable.

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

As of June 30, 2021, we entered into one additional lease that has not yet commenced. The lease is expected to commence during the fourth quarter of fiscal year 2022, has a 12-year lease term, and will result in an additional lease asset and lease liability of approximately $18.9 million. During the fourth quarter of fiscal year 2021, we recorded an operating lease asset and operating lease liability of $15.2 million related to a lease that had commenced in the first quarter of fiscal year 2021. The impact of recording this lease later than its commencement date to our quarterly financial information of fiscal year 2021 was immaterial.

The components of lease cost were as follows (in thousands):

	Year Ended June 30,
	2021	2020
Operating lease cost	$55,974	$56,136
Sublease income	(16,234)	(19,524)
Total lease cost	$39,740	$36,612

Maturities of lease liabilities by fiscal year as of June 30, 2021 were as follows (in thousands):

Operating
Fiscal Year	Leases
2022	$66,621
2023	53,999
2024	41,323
2025	31,491
2026	18,945
Thereafter	56,120
Total lease payments	268,499
Less: tenant improvement allowance not yet received	(4,886)
Less: imputed interest	(40,429)
Present value of lease liabilities	$223,184

Lease term and discount rate were as follows:

June 30, 2021
Weighted-average remaining operating lease term (years)	5.6
Weighted-average operating lease discount rate	5.6%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Year Ended June 30,
	2021	2020
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$47,415	$47,147
Operating lease assets obtained in exchange for operating lease liabilities	$45,388	$26,477

Adtalem maintains agreements to lease either a portion or the full space of three facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 12 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals. Future minimum lease and sublease rental income under these agreements as of June 30, 2021, were as follows (in thousands):

Fiscal Year	Amount
2022	$17,564
2023	16,078
2024	10,261
2025	5,121
2026	2,038
Total lease and sublease rental income	$51,062

Rent expense, adjusted to exclude Adtalem Brazil, for the year ended June 30, 2019 was $35.8 million.

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	June 30,
Reporting Unit	2021	2020
Chamberlain	$4,716	$4,716
AUC	68,321	68,321
RUSM and RUSVM	237,173	237,173
Financial Services	376,164	376,004
Total	$686,374	$686,214

The table below summarizes goodwill balances by reportable segment (in thousands):

	June 30,
Reportable Segment	2021	2020
Medical and Healthcare	$310,210	$310,210
Financial Services	376,164	376,004
Total	$686,374	$686,214

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

	Medical and	Financial
	Healthcare	Services	Total
June 30, 2019	$310,210	$377,046	$687,256
Purchase accounting adjustments	—	(92)	(92)
Foreign exchange rate changes	—	(950)	(950)
June 30, 2020	310,210	376,004	686,214
Foreign exchange rate changes	—	160	160
June 30, 2021	$310,210	$376,164	$686,374

The foreign exchange rate changes in the Financial Services segment goodwill balance from June 30, 2020 is the result of a change in the foreign currency exchange rates on the EduPristine goodwill balance recorded in the Indian Rupee compared to the U.S. dollar.

Intangible assets consisted of the following (in thousands):

	June 30, 2021
	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amortization Period
Amortizable intangible assets:
Customer relationships	$68,900	$(27,844)	10 Years
Curriculum/software	11,600	(4,028)	6 Years
Course delivery technology	6,700	(2,791)	5 Years
Total	$87,200	$(34,663)
Indefinite-lived intangible assets:
Trade names	$94,472
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$223,712

	June 30, 2020
	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$68,900	$(21,044)
Curriculum/software	11,600	(2,094)
Course delivery technology	7,200	(1,952)
Total	$87,700	$(25,090)
Indefinite-lived intangible assets:
Trade names	$95,664
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,904

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	June 30,
Reportable Segment	2021	2020
Medical and Healthcare	$137,500	$137,500
Financial Services	86,212	87,404
Total	$223,712	$224,904

During the fourth quarter of fiscal year 2021, EduPristine’s trade name intangible asset was considered to be impaired and written down by $1.2 million. This was recorded within restructuring expense on the Consolidated Statement of Income for the year ended June 30, 2021.

Amortization expense for amortized intangible assets was $10.1 million, $10.3 million, and $6.9 million for the years ended June 30, 2021, 2020, and 2019, respectively. Estimated intangible asset amortization expense is as follows (in thousands):

Financial
Fiscal Year	Services
2022	$9,943
2023	9,792
2024	9,509
2025	7,933
2026	5,960
Thereafter	9,400
Total	$52,537

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

Adtalem has four reporting units that contained goodwill as of May 31, 2021. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units, it was determined that a quantitative impairment analysis was not necessary for any reporting unit to determine if the carrying values of the reporting unit exceeded their fair values as of the May 31, 2021 annual impairment review date because it was determined to be more likely than not that fair value exceeded carrying value.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of May 31, 2021. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of the May 31, 2021 annual impairment review date.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	June 30,
	2021	2020
Total debt:
Senior Secured Notes due 2028	$800,000	$—
Term B Loan	291,000	294,000
Total principal payments due	1,091,000	294,000
Unamortized debt issuance costs	(20,289)	(4,885)
Total amount outstanding	1,070,711	289,115
Less current portion:
Term B Loan	(3,000)	(3,000)
Noncurrent portion	$1,067,711	$286,115

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2022	$3,000
2023	3,000
2024	3,000
2025	282,000
2026	—
Thereafter	800,000
Total	$1,091,000

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

Interest on our Term B Loan and the Revolver is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar year 2021, but that it will not use its powers to compel contributions beyond such date. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts, and evaluating the need for an amendment to the Credit Agreement to accommodate a replacement rate. The Credit Agreement does not specify a replacement rate for LIBOR.

Term B Loan

For Eurocurrency rate loans, Term B Loan interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Term B Loan interest is equal to the base rate plus 2%. The Term B Loan requires quarterly installment payments of $750,000, with the balance due at maturity on April 13, 2025. As of June 30, 2021 and 2020, the interest rate for borrowings under the Term B Loan facility was 3.10% and 3.18%, respectively, which approximated the effective interest rate.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Term B Loan debt. We pay interest at a fixed rate of 0.946% and receive variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Term B Loan. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occur on a monthly basis. The Swap was set to terminate on February 28, 2025. The Swap does not specify a replacement rate for LIBOR. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts, and evaluating the need for an amendment to the Swap to accommodate a replacement rate.

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

On July 29, 2021, prior to refinancing our Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in the first quarter of fiscal year 2022.

Revolver

Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for Eurocurrency rate loans or a base rate, plus an applicable margin based on Adtalem’s consolidated leverage ratio, as defined in the Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for Eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. There were no outstanding borrowings under the Revolver as of each of June 30, 2021 and 2020.

Adtalem had a letter of credit outstanding of $68.4 million as of each of June 30, 2021 and 2020. This letter of credit was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and requires the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. As of June 30, 2021, Adtalem is charged an annual fee equal to 2.25% of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.40% as of June 30, 2021, of the undrawn portion of the Revolver. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $231.6 million as of June 30, 2021. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

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

The Escrow Issuer has deposited the net proceeds of the offering, along with certain additional funds, into a segregated depositary account (the “Escrow Account”). On August 12, 2021, Adtalem used the net proceeds of the offering, along with other financing sources, to finance the purchase price paid in connection with the Acquisition and to pay related fees and expenses.

 On August 12, 2021, the Escrow Issuer merged with and into Adtalem, with Adtalem continuing as the surviving corporation (the “Escrow Merger”), and Adtalem assumed all of the Escrow Issuer's obligations under the Notes, the Indenture, any supplemental indentures thereto, the applicable collateral documents, and the other applicable documents (the “Assumption”) and subject to the satisfaction of certain other conditions, the net proceeds from the offering and the other additional funds were released from the Escrow Account to the Issuer or its designee. The term “Issuer” refers (a) prior to the Assumption, to the Escrow Issuer and (b) from and after the Assumption, to Adtalem.

The Notes were issued at 100.0% of their par value. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2021, to holders of record on the preceding February 15 and August 15, as the case may be. The Notes were initially the senior secured obligations of the Escrow Issuer, secured only by the amounts deposited in the Escrow Account. As of August 12, 2021, the Notes are guaranteed by certain of Adtalem’s subsidiaries that are borrowers or guarantors under its senior secured credit facilities and certain of its other senior indebtedness, subject to certain exceptions (the “Guarantors”). As of August 12, 2021, the Notes are secured, subject to permitted liens and certain other exceptions, by first priority liens on the same collateral that secures the obligations under Adtalem’s senior secured credit facilities.

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

The Notes contain covenants that limit the ability of the Issuer and each of the Guarantors to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the Guarantors to make dividends or other payments to Adtalem; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Indenture and the Notes also provide for certain customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or be declared due and payable or would allow the trustee or the holders of at least 25% in principal amount of the then outstanding Notes to declare the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable by notice in writing to the Issuer and, upon such declaration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

In addition to the $800 million deposited in the Escrow Account, Adtalem was required to transfer an amount equal to the accrued interest related to the Notes on a monthly basis into the Escrow Account. The funds held in the Escrow Account to fund the Acquisition of $818.6 million is recorded within restricted cash on the Consolidated Balance Sheet as of June 30, 2021 and are not available to Adtalem for general corporate purposes. Accrued interest on the Notes of $14.7 million is recorded within accrued liabilities on the Consolidated Balance Sheet as of June 30, 2021.

New Credit Facility

On February 12, 2021, Adtalem placed a $850 million senior secured term loan (“New Term Loan”) into the loan market to provide future funding for the Acquisition. For 30 days beginning on March 15, 2021, Adtalem began accruing ticking fees at 50% of the applicable 4.5% margin. Beginning on April 14, 2021 and until the closing date of the New Term Loan,

Adtalem is accruing ticking fees at a rate equal to LIBOR plus a 4.5% margin, subject to a LIBOR floor of 0.75%. Accrued ticking fees of $11.3 million is recorded within accrued liabilities on the Consolidated Balance Sheet as of June 30, 2021. All ticking fees were paid at the time of the New Term Loan closing date and are recorded within interest expense as accrued in the Consolidated Statements of Income (Loss).

On August 12, 2021, Adtalem replaced the existing Credit Facility and Credit Agreement by entering into its new credit agreement (the “New Credit Agreement”) that provides for (1) a $850 million senior secured term loan with a maturity date of August 12, 2028 and (2) a $400 million senior secured revolving loan facility (“New Revolver”) with a maturity date of August 12, 2026. We refer to the New Term Loan and New Revolver collectively as the “New Credit Facility.” The Revolver has availability for letters of credit and currencies other than U.S. dollars of up to $400 million. The New Term Loan was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. Borrowings under the New Term Loan bear interest at Adtalem’s option at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings and borrowings under the New Revolver bear interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% for LIBOR borrowings or 2.75% to 3.25% for ABR borrowings, in each case depending on Adtalem’s net first lien leverage ratio for such period. The New Term Loan requires quarterly installment payments of $2,125,000 beginning on March 31, 2022. As discussed above, management is monitoring the future need for a replacement rate for LIBOR. The proceeds of the New Credit Facility were used, among other things, to finance the Acquisition, refinance Adtalem’s existing credit agreement, pay fees and expenses related to the Acquisition, and in the case of the New Revolver, to finance ongoing working capital and for general corporate purposes.

Debt Issuance Costs

The debt issuance costs related to the Notes and Term B Loan are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt issuance costs are amortized as interest expense over seven years for the Notes and Term B Loan and over five years for the Revolver. The following table summarizes the debt issuance costs activity for fiscal year 2021 (in thousands):

	Notes	Term B Loan	Revolver	Total
Unamortized debt issuance costs as of June 30, 2020	$—	$4,885	$1,516	$6,401
Payment of debt issuance costs	16,325	1,015	707	18,047
Amortization of debt issuance costs	(777)	(1,159)	(721)	(2,657)
Unamortized debt issuance costs as of June 30, 2021	$15,548	$4,741	$1,502	$21,791

Covenants and Guarantees

The Credit Agreement and the Notes contain customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

The Credit Agreement contains covenants that, among other things, require maintenance of certain financial ratios. Maintenance of these financial ratios could place restrictions on Adtalem’s ability to pay dividends. Adtalem has not paid a dividend since December 2016. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio, and a U.S. Department of Education financial responsibility ratio based upon a composite score of an equity ratio, a primary reserve ratio, and a net income ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the Credit Agreement would constitute an event of default and could result in termination of the Credit Agreement and require payment of all outstanding borrowings and replacement of outstanding letters of credit. Adtalem was in compliance with the Credit Agreement debt covenants as of June 30, 2021. In addition, Adtalem was in compliance with the debt covenants related to the Notes as of June 30, 2021.

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

In addition, Adtalem maintains a 71% ownership interest in EduPristine with the remaining 29% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm, as of June 30, 2021.

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

The estimated fair value of Kaizen’s noncontrolling interest is $1.8 million as of June 30, 2021, resulting in a decrease in redemption value of Kaizen’s noncontrolling interest put option during the year ended June 30, 2021.

The adjustment to increase or decrease the EduPristine noncontrolling interest for their respective proportionate share of EduPristine’s profit (loss) flows through the Consolidated Statements of Income (Loss) each reporting period based on Adtalem’s noncontrolling interest accounting policy. The adjustments to increase or decrease the put option to its expected redemption value each reporting period is recorded in retained earnings in accordance with GAAP.

The following table shows the changes in redeemable noncontrolling interest balance (in thousands):

	Year Ended June 30,
	2021	2020
Balance at beginning of period	$2,852	$9,543
Net loss attributable to redeemable noncontrolling interest	(434)	(444)
Decrease in redemption value of noncontrolling interest put option	(628)	—
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(6,247)
Balance at end of period	$1,790	$2,852

15. Share Repurchases

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

			Life-to-Date
	Year Ended June 30,		Current Share
	2021	2020	Repurchase Program
Total number of share repurchases	2,929,906	3,838,275	1,447,882
Total cost of share repurchases	$100,000	$136,889	$54,769
Average price paid per share	$34.13	$35.66	$37.83

As of June 30, 2021, $245.2 million of authorized share repurchases were remaining under the current share repurchase program. Repurchases under our share repurchase programs were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. Repurchases were again suspended in May 2021 after achieving management’s target of $100 million in repurchases for fiscal year 2021. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Year Ended June 30,
	2021	2020	2019
Foreign currency translation adjustments
Beginning balance	$(1,383)	$(137,389)	$(142,574)
Gain (loss) on foreign currency translation	713	(157,354)	5,185
Reclassification from other comprehensive income	—	293,360	—
Ending balance	$(670)	$(1,383)	$(137,389)

Available-for-sale marketable securities
Beginning balance, gross	$242	$131	$537
Beginning balance, tax effect	(59)	(32)	(131)
Beginning balance, net of tax	183	99	406
ASU 2016-01 cumulative effect adjustment	—	—	(381)
Unrealized (loss) gain on available-for-sale marketable securities	(75)	111	98
Tax effect	18	(27)	(24)
Reclassification from other comprehensive income	(126)	—	—
Ending balance	$—	$183	$99

Interest rate swap
Beginning balance, gross	$(10,399)	$—	$—
Beginning balance, tax effect	2,544	—	—
Beginning balance, net of tax	(7,855)	—	—
Unrealized gain (loss) on interest rate swap	1,473	(10,399)	—
Tax effect	(313)	2,544	—
Ending balance	$(6,695)	$(7,855)	$—

Total ending balance at June 30	$(7,365)	$(9,055)	$(137,290)

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

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized as expense over the employee requisite service period. We account for forfeitures of unvested awards in the period they occur.

As of June 30, 2021, 3,688,061 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the year ended June 30, 2021:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2020	1,439,630	$31.95
Granted	281,075	32.03
Exercised	(72,673)	18.01
Forfeited	(51,933)	36.87
Expired	(35,050)	41.84
Outstanding as of June 30, 2021	1,561,049	32.05	6.1	$8,862
Exercisable as of June 30, 2021	954,855	$29.43	5.0	$7,640

The total intrinsic value of options exercised for the years ended June 30, 2021, 2020, and 2019 was $1.1 million, $1.2 million, and $4.4 million, respectively. The tax benefit from stock options exercised for the years ended June 30, 2021, 2020, and 2019 was $0.3 million, $0.3 million, and $1.0 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during fiscal years 2021, 2020, and 2019 was $12.23, $16.98, and $20.96, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

	Fiscal Year
	2021	2020	2019
Expected life (in years)	6.54	6.51	6.50
Expected volatility	39.27%	37.66%	39.60%
Risk-free interest rate	0.45%	1.40%	2.73%
Dividend yield	0.00%	0.00%	0.00%

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

During fiscal year 2021, Adtalem granted 620,000 RSUs to selected employees and directors. Of these, 191,850 are performance-based RSUs and 428,150 were non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation, and amortization, calculated on a non-GAAP basis. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, two, three, or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem, or upon retirement. During the restriction period, the recipient of the non-

performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the year ended June 30, 2021:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2020	767,973	$39.42
Granted	620,000	31.26
Vested	(372,096)	34.99
Forfeited	(127,872)	37.54
Outstanding as of June 30, 2021	888,005	$35.84

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during fiscal years 2021, 2020, and 2019 were $31.26, $42.22, and $49.57, per share, respectively.

Stock-based compensation expense, which is primarily included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Stock-based compensation	$13,875	$14,584	$13,217
Income tax benefit	(3,020)	(4,611)	(4,685)
Stock-based compensation, net of income taxes	$10,855	$9,973	$8,532

As of June 30, 2021, $20.9 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of options and RSUs vested during the years ended June 30, 2021, 2020, and 2019 was $17.3 million, $14.5 million, and $14.9 million, respectively.

There was no capitalized stock-based compensation cost as of each of June 30, 2021 and 2020.

Adtalem has an established practice of issuing new shares of common stock to satisfy stock-based grant exercises. However, Adtalem also may issue treasury shares to satisfy stock-based grant exercises under certain of its stock-based incentive plans.

18. Employee Benefit Plans

401(k) Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in Adtalem’s 401(k) Retirement Plan. Effective January 1, 2020, Adtalem makes a matching employer contribution into the 401(k) Retirement Plan of 100% up to the first 6% of the participant’s compensation and eliminated future discretionary contributions. Prior to January 1, 2020, Adtalem made matching employer contributions into the 401(k) Retirement Plan of 100% up to the first 4% of the participant’s compensation and made discretionary contributions in an amount determined annually. Expenses for the matching and discretionary contributions under the plan were $14.2 million, $11.2 million, and $10.6 million for the years ended June 30, 2021, 2020, and 2019, respectively.

Colleague Stock Purchase Plan

Under provisions of Adtalem’s current Colleague Stock Purchase Plan, any eligible employee may authorize Adtalem to withhold up to $25,000 of annual wages to purchase common stock of Adtalem. Adtalem implemented a new Colleague Stock Purchase Plan approved by stockholders at Adtalem’s annual meeting of stockholders held on November 6, 2019 which allows for the issuance of 500,000 shares. Adtalem terminated the ability to purchase shares of common stock under the old Colleague Stock Purchase Plan and the last purchase made through the old Colleague Stock Purchase Plan was on February 28, 2019. Currently, employees can purchase Adtalem’s common stock at 90% of the prevailing market price on the purchase date. Adtalem subsidizes the remaining 10% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2021, 2020, and 2019. Total shares issued under the plans were 8,857, 705, and 8,895 in fiscal years 2021, 2020, and 2019, respectively. These plans are intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, Adtalem is re-issuing treasury shares to satisfy colleague share purchases under this plan.

Nonqualified Deferred Compensation Plan

Adtalem has a nonqualified deferred compensation plan (“NDCP Plan”) for highly compensated employees and its Board members. The plan allows participants to make tax-deferred contributions that cannot be made under the 401(k) Retirement Plan because of Internal Revenue Service limitations. The plan permits the deferral of up to 50% of a participant’s salary, and up to 100% of a participant’s bonus or board fee. Adtalem currently matches up to 6% of the total eligible compensation of participants who make contributions under the plan. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Total liabilities under the NDCP Plan of $20.3 million and $17.6 million as of June 30, 2021 and 2020, respectively, were included on the Consolidated Balance Sheet within accrued liabilities. The increase or decrease in the fair value of the liabilities under the NDCP Plan is included in student services and administrative expense in the Consolidated Statements of Income (Loss).

We have elected to fund our NDCP Plan obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are placed in investments whose performance is consistent with the investments chosen by participants under their NDCP Plan accounts, which are designated as trading securities and carried at fair value. The fair value of the investments in the rabbi trust of $20.6 million and $9.0 million as of June 30, 2021 and 2020, respectively, were included on the Consolidated Balance Sheet within prepaid expenses and other current assets. We record trading gains and losses in investment gain (loss) in the Consolidated Statements of Income (Loss).

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust of $20.6 million and $9.0 million as of June 30, 2021 and 2020, respectively, were included on the Consolidated Balance Sheet within prepaid expenses and other current assets. All investments in marketable securities are recorded at fair value based upon quoted market prices using Level 1 inputs.

The fair value of the credit extension programs, which approximates its carrying value, included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of June 30, 2021 and 2020 of $29.2 million and $34.3 million, respectively, is estimated by discounting the future cash flows using current rates for similar arrangements and is classified as Level 2. See Note 9 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the Note. The Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The fair value of the DeVry University loan receivable approximates its carrying value of $10.0 million for each reporting date. The carrying value is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of June 30, 2021 and in other assets, net as of June 30, 2020. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum and is classified as Level 2.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, included in other assets, net on the Consolidated Balance Sheet as of June 30, 2021 is $42.7 million and $41.4 million, respectively. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan as of June 30, 2021 and 2020, were $20.3 million and $17.6 million, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of June 30, 2021 and 2020, borrowings under our long-term debt agreements were $1,091.0 million and $294.0 million, respectively. The carrying value of our long-term debt approximates fair value because the interest rates on these borrowings approximated the effective interest rate and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to fully mitigate risks associated with the variable interest rate on our Term B Loan debt with an effective date of March 31, 2020. The fair value of our Swap is based in part on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the Swap, taking into consideration current and projected future interest rates as well as the creditworthiness of the counterparty, all of which can be validated through readily observable data from external sources, in which case the measurements are classified within Level 2. The fair value of the Swap is represented within other liabilities on the Consolidated Balance Sheet with a balance of $8.9 million and $10.4 million as of June 30, 2021 and 2020, respectively. On July 29, 2021, prior to refinancing our Credit Agreement, we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in the first quarter of fiscal year 2022. See Note 13 “Debt” for additional information on the Swap.

As of June 30, 2021 and 2020, there were no assets or liabilities measured at fair value using Level 3 inputs.

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2021. See Note 12 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

20. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of June 30, 2021, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of June 30, 2021. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against the Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the Court granted plaintiff’s motion for leave to file an amended complaint. The plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. The defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019 and the Court granted Defendants’ motion on July 29, 2019, with leave to amend. The plaintiff filed an amended complaint on August 26, 2019. On October 18, 2019, defendants moved to dismiss this complaint as it was substantially similar to the one the Court previously dismissed. The Court granted a Motion for Preliminary Approval of Class Action Settlement (the “Settlement”) on May 28, 2020. In conjunction with the Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheet as of each of June 30, 2021 and 2020. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheet as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statement of Income (Loss) for the year ended June 30, 2020. As of June 30, 2020, we had anticipated the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. We now anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2022. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The Court issued an order approving the settlement on October 7, 2020, and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of Jose David

Valderrama, a class member who objected to the terms of the settlement, a notice to appeal the Court’s order approving the settlement. On November 5, 2020, Richard Peart, another class member who objected to the terms of the settlement, filed a notice to appeal the Court’s order approving the settlement. Those appeals have been consolidated before the Appellate Court of Illinois, First District and have been fully briefed.

On January 25, 2018, the Carlson Law Firm (“Carlson”) filed a lawsuit against Adtalem and DeVry University, Inc., on behalf of 71 individual former DeVry University students in Rangel v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. Plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. On May 8, 2018, Carlson filed an amended complaint asserting the same claims which dismissed the claims of 6 students and added claims for 2 other students. The defendants moved to dismiss this complaint on June 5, 2018. On June 27, 2018, Carlson filed a second lawsuit on behalf of 32 former DeVry University students against Adtalem and DeVry University, Inc. in Lindberg v. Adtalem and DeVry University, Inc. Carlson filed this lawsuit in the United States District Court for the Western District of Texas. The allegations are identical to the allegations in the lawsuit Carlson filed on January 25, 2018. Specifically, plaintiffs contend that DeVry University “made deceptive representations about the benefits of obtaining a degree from DeVry University” in violation of Texas state laws and seek full restitution of all monies paid to DeVry University and any student loan lenders, punitive damages, and attorneys’ fees. The defendants moved to dismiss this complaint on August 28, 2018. The court consolidated these two lawsuits on December 10, 2018. The defendants moved to dismiss the consolidated action on December 18, 2018. On January 2, 2019, Carlson filed a motion to intervene on behalf of 13 additional former DeVry University students seeking to join the consolidated lawsuit. The parties re-filed their briefing on the motions to dismiss so that the motion would apply to all three groups of plaintiffs. On April 24, 2019, the Court granted Adtalem’s and DeVry University’s motions to dismiss, with leave to amend. The plaintiffs filed a second amended complaint on June 7, 2019, that dismissed 3 plaintiffs and aggregated the claims of all remaining plaintiffs, now totaling 109, into a single pleading. Defendants moved to dismiss the complaint on July 5, 2019. The motion to dismiss was referred to a magistrate judge. On December 13, 2019, the magistrate judge issued a report and recommendation denying defendants’ motion to dismiss. On January 3, 2020, defendants filed their objections to the report and recommendation on the motion to dismiss, and plaintiffs filed a response to the objections on January 8, 2020. The District Court judge adopted the Magistrate Judge’s report and recommendations on March 12, 2020, and the defendants filed an answer to the complaint on April 10, 2020. In conjunction with the Alvarez v. Adtalem matter referenced below, the parties participated in a mediation on August 4, 2020. On October 14, 2020, through continued negotiations with the mediator, the parties reached a confidential agreement in principal to settle all claims other than for one plaintiff. After finalizing the settlement agreement, the parties filed on December 31, 2020 a joint stipulation of dismissal which dismissed 107 of the 109 plaintiffs. Counsel for plaintiffs moved to withdraw as counsel for one of the remaining two plaintiffs, and on January 4, 2021, the Court granted the motion to withdraw as counsel. On April 9, 2021, the Court dismissed this plaintiffs’ claims for failure to prosecute her claims. The last plaintiff reached a settlement agreement with defendants and the Court dismissed this plaintiff’s claims on April 22, 2021.

On April 4, 2019, the Carlson Law Firm sent notice pursuant to California Legal Remedies Act, Civil Code § 1750, of 105 individuals who purportedly have claims against DeVry University and Adtalem based on allegedly deceptive comments made about the benefits of obtaining a DeVry University degree; specifically, that 90% of graduates obtained a job in their chosen field of study within six months of graduation, and that graduates were paid more than graduates of other universities. On July 16, 2019, the Carlson Law Firm filed a lawsuit in the United States District Court for the Northern District of California – San Jose Division against Adtalem and DeVry University on behalf of 102 individual former DeVry University students in Alvarez v. Adtalem and DeVry University, Inc. The plaintiffs contend that defendants misrepresented the benefits of graduating from DeVry University and falsely and misleadingly advertised the employment rate and income rate of their graduates to induce potential students to purchase educational products and services, and to remain students through graduation. The lawsuit seeks exemplary damages, restitution, economic damages, punitive damages, pre- and post-judgment interest, attorneys’ fees and the cost of suit. The plaintiffs brought claims for fraud by misrepresentation, fraud by concealment, negligent misrepresentation, civil theft, violation of the California Consumer Legal Remedies Act, violation of California’s Unfair Competition Law, and violation of California’s False Advertising Law. Defendants filed a motion to dismiss the complaint on October 1, 2019. On December 16, 2019, the Court granted in part and denied in part the motion to dismiss. Defendants filed an answer to the complaint on January 13, 2020. Plaintiffs filed an amended complaint on January 31, 2020, which added 12 additional plaintiffs and dismissed 2 others. Defendants filed an amended answer on March 2, 2020. The parties participated in a court-ordered mediation on August 4, 2020. On

October 14, 2020, through continued negotiations with the mediator, the parties reached a confidential agreement in principal to settle all claims other than for three plaintiffs. After finalizing the settlement agreement, the parties filed on December 31, 2020 a joint stipulation of dismissal which dismissed 108 of the 112 plaintiffs. On January 19, 2021, the Court entered an order dismissing with prejudice all the claims for the 108 plaintiffs. Of the remaining four plaintiffs, one reached a settlement agreement with defendants and executed the necessary settlement documentation. On April 13, 2021, the Court dismissed this plaintiff’s claim with prejudice. On December 9, 2020, counsel for the final three plaintiffs moved to withdraw as their counsel, and the Court granted that motion on January 21, 2021. Defendants filed a motion to dismiss the last three plaintiffs on March 31, 2021. The last three plaintiffs did not timely respond to the motion to dismiss. As such, the Court issued an order to show cause why the claims of the last three remaining plaintiffs should not be dismissed. When the remaining three plaintiffs failed to file their responses, the Court dismissed the case on June 1, 2021.

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

On January 19, 2021, a putative class action was filed in the United States District Court for the Northern District of Ohio against Chamberlain by Tanesia Dean on behalf of herself and similarly situated students of Chamberlain. The complaint alleged breach of contract and unjust enrichment claims against Chamberlain related to its decision to transition all classes online in March 2020, in light of the global pandemic, without altering tuition or fees. The putative class was defined to include all students, nationwide, who paid tuition and fees during the following academic sessions: May 2020, July 2020, September 2020, November 2020, and January 2021. Plaintiff sought monetary relief exceeding $5 million, and attorneys’ fees, costs, and expenses. On April 5, 2021, Chamberlain filed a motion to dismiss the complaint in its entirety. The motion to dismiss was granted in full on August 16, 2021 and the case was dismissed. Plaintiff has 30 days to appeal the ruling.

On March 12, 2021, Travontae Johnson, a current student of Chamberlain, filed a putative class action against Chamberlain in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiff claims that Chamberlain’s use of Respondus Monitor, an online remote proctoring tool for student examinations violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/15. More particularly, the plaintiff claims that Chamberlain required students to use Respondus Monitor, which collected, captured, stored, used, and disclosed students’ biometric identifiers and biometric information without written and informed consent. The plaintiff also alleges that Chamberlain lacked a legally compliant written policy establishing a retention schedule and guidelines for destroying biometric identifiers and biometric information. The potential class purportedly includes all students who took an assessment using the proctoring tool, as a student of Chamberlain in Illinois, at any time from March 12, 2016 through January 20, 2021. The plaintiff and the putative class seek damages in excess of $50,000, and attorneys’ fees and costs. The plaintiff and class also seek an unspecified amount of enhanced damages based on alleged negligent or reckless conduct by Chamberlain. On April 19, 2021 and May 5, 2021, Chamberlain filed a motion for extension of time to answer or otherwise plead, which resulted in an extension until June 16, 2021. On June 16, 2021, Chamberlain filed a motion to dismiss plaintiff’s complaint. On June 29, 2021, plaintiff filed an amended complaint. On July 19, 2021, Chamberlain filed its motion to dismiss the amended complaint. Chamberlain believes the allegations are without merit and intends to vigorously defend this case.

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

Financial Services – Offers test preparation, certifications, conferences, seminars, memberships, and subscriptions to business professionals in the areas of accounting, anti-money laundering, banking, and mortgage lending. This segment includes the operations of ACAMS, Becker, OCL, and EduPristine. On August 4, 2021, Adtalem announced we are exploring strategic alternatives for the Financial Services segment.

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s Chairman, President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s operating income excluding special items. Operating income excludes special items, which consists of restructuring expense, business acquisition and integration expense, gain on sale of assets, and settlement gains. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Segments may have allocated depreciation expense related to depreciable assets reported as an asset in a different segment. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Revenue:
Medical and Healthcare	$906,901	$866,428	$849,861
Financial Services	205,479	185,573	167,211
Home Office and Other	—	—	(3,229)
Total consolidated revenue	$1,112,380	$1,052,001	$1,013,843
Operating income excluding special items:
Medical and Healthcare	$196,703	$167,744	$181,217
Financial Services	31,405	22,464	35,467
Home Office and Other	(25,228)	(24,099)	(33,965)
Total consolidated operating income excluding special items	202,880	166,109	182,719
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(9,804)	(28,628)	(53,067)
Business acquisition and integration expense	(31,593)	—	—
Gain on sale of assets	—	4,779	—
Settlement gains	—	—	26,178
Total consolidated operating income	161,483	142,260	155,830
Net other (expense) income	(34,633)	94,919	(16,083)
Total consolidated income from continuing operations before income taxes	$126,850	$237,179	$139,747
Segment assets:
Medical and Healthcare	$1,257,278	$1,231,951	$814,728
Financial Services	577,958	580,272	582,327
Home Office and Other	1,218,600	416,464	263,242
Discontinued Operations	—	—	582,399
Total consolidated assets	$3,053,836	$2,228,687	$2,242,696
Capital expenditures:
Medical and Healthcare	$32,752	$25,334	$47,410
Financial Services	8,783	4,532	1,678
Home Office and Other	7,129	14,271	8,486
Total consolidated capital expenditures	$48,664	$44,137	$57,574
Depreciation expense:
Medical and Healthcare	$30,554	$29,064	$28,025
Financial Services	3,568	2,010	1,849
Home Office and Other	3,476	3,354	3,885
Total consolidated depreciation expense	$37,598	$34,428	$33,759
Intangible asset amortization expense:
Financial Services	$10,073	$10,262	$6,947
Total consolidated intangible asset amortization expense	$10,073	$10,262	$6,947

Adtalem conducts its educational and financial services operations in the U.S., Barbados, St. Kitts, St. Maarten, India, Europe, China, Canada, and the Middle East. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Revenue from unaffiliated customers:
Domestic operations	$717,974	$651,342	$606,363
International operations:
Barbados, St. Kitts, and St. Maarten	343,087	354,773	362,427
Other	51,319	45,886	45,053
Total international	394,406	400,659	407,480
Total consolidated revenue	$1,112,380	$1,052,001	$1,013,843
Long-lived assets:
Domestic operations	$301,294	$273,921	$134,401
International operations:
Barbados, St. Kitts, and St. Maarten	164,337	185,362	147,193
Other	549	1,754	1,839
Total international	164,886	187,116	149,032
Total consolidated long-lived assets	$466,180	$461,037	$283,433

Prior period amounts in the above table for long-lived assets have changed to conform with the current period presentation. We have changed our methodology to include only property and equipment, net and operating lease assets as long-lived assets for this disclosure. We believe these changes better reflects the usefulness of this disclosure. The adoption of ASC 842 as of July 1, 2019, which required operating lease assets to be recorded on the Consolidated Balance Sheet, resulted in the increase in long-lived assets from fiscal year 2019 to fiscal year 2020.

No one customer accounted for more than 10% of Adtalem’s consolidated revenue for all periods presented.

22. Subsequent Event

On August 4, 2021, Adtalem announced the appointment of Stephen W. Beard as the President and Chief Executive Officer of Adtalem effective September 8, 2021. Mr. Beard is currently Adtalem’s Chief Operating Officer. On the effective date of Mr. Beard’s appointment, Lisa W. Wardell, Adtalem’s current Chairman of the Board, President and Chief Executive Officer, will transition to the role of Executive Chairman of the Board of Adtalem for a one-year term.

On August 12, 2021, Adtalem completed the acquisition of Walden for $1.48 billion in cash, subject to certain adjustments set forth in the Agreement. Walden owns and operates Walden University, an online for-profit university headquartered in Minneapolis, Minnesota. The acquisition furthers Adtalem’s growth strategy into becoming a leading workforce solutions provider. We used the $800 million in Notes, the $850 million New Term Loan, and available cash on hand to fund the Acquisition, refinance our existing credit agreement, pay fees and expenses related to the Acquisition, and in the case of the New Revolver, to finance ongoing working capital and for general corporate purposes. In connection with refinancing our Term B Loan, we settled and terminated the Swap. See Note 13 “Debt” for additional information on the debt agreements used to finance the Acquisition.

Adtalem Global Education Inc.

Schedule II

Valuation and Qualifying Accounts

Years Ended June 30, 2021, 2020, and 2019

(in thousands)

	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End
Description of Allowances and Reserves	of Year	Expenses	Accounts		Deductions		of Year
Year Ended June 30, 2021
Credit losses deducted from accounts and notes receivable	$26,515	$11,573	$—		$8,102	(a)	$29,986
Valuation allowances deducted from deferred tax assets	9,937	(847)	—		1,090		8,000
Restructuring reserve	1,435	490	—		1,925	(b)	—
Year Ended June 30, 2020
Credit losses deducted from accounts and notes receivable	$14,532	$16,152	$—		$4,169	(a)	$26,515
Valuation allowances deducted from deferred tax assets	9,943	71	(77)		—		9,937
Restructuring reserve	25,083	4,955	(25,030)	(e)	3,573	(b)	1,435
Year Ended June 30, 2019
Refund allowance deducted from accounts receivable	$387	$—	$(387)	(c)	$—		$—
Credit losses deducted from accounts and notes receivable	18,838	9,817	832	(d)	14,955	(a)	14,532
Valuation allowances deducted from deferred tax assets	11,496	6,767	4		8,324		9,943
Restructuring reserve	38,927	8,870	—		22,714	(b)	25,083
(a)	Write-offs of uncollectable amounts and cash recoveries.
(b)	Payments and/or adjustments of liabilities for restructuring reserve.
(c)	Reclassification between accounts.
(d)	OnCourse Learning’s acquired balance.
(e)	ASC 842 (leases) reclassification to operating lease liabilities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2021 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2021, Adtalem’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, Adtalem’s management concluded that as of June 30, 2021, its internal control over financial reporting was effective based upon these criteria.

 The effectiveness of Adtalem’s internal control over financial reporting as of June 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Adtalem’s internal control over financial reporting. Due to COVID-19, virtually all institution and home office administrative operations continue to be delivered and performed remotely. This includes operations both in the U.S. and in all foreign locations. These remote work arrangements have not adversely affected, and are not reasonably likely to adversely affect, Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to Adtalem’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 10, 2021 (the “Proxy Statement”). The information required by Item 10 with respect to Executive Officers is set forth in “Information About Our Executive Officers” at the end of Part I of this Annual Report on Form 10-K.

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

Exhibit 2.1 to the Registrant’s Form 8-K dated June 23, 2016
2(b)	Stock Purchase Agreement, by and between the Registrant and Cogswell Education, LLC, dated December 4, 2017 (the “Stock Purchase Agreement”)		Exhibit 2.1 to the Registrant’s Form 8-K dated December 4, 2017
2(c)	Amendment No. 1 to the Stock Purchase Agreement, dated August 2, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated August 3, 2018
2(d)	Amendment No. 2 to the Stock Purchase Agreement dated as of December 11, 2018, by and between the Registrant and Cogswell		Exhibit 2.3 to the Registrant’s Form 8-K dated December 12, 2018
2(e)	Amendment No. 3 to the Stock Purchase Agreement, dated as of December 11, 2018, by and between the Registrant and Cogswell		Exhibit 2.4 to the Registrant’s Form 8-K dated December 12, 2018
2(f)	Membership Interest Purchase Agreement, by and between the Registrant and San Joaquin Valley College, Inc., dated June 28, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated June 29, 2018
2(g)

Stock Purchase Agreement by and among Global Education International B.V., Sociedade de Ensino Superior Estácio de Sá Ltda., the Registrant, and Estácio Participações S.A., dated as of October 18, 2019

Exhibit 2.1 to the Registrant’s Form 8-K dated October 23, 2019
2(h)	Letter Agreement, by and among, Global Education International B.V., Sociedade de Ensino Superior Estácio de Sá Ltda., the Registrant, and Estácio Participações S.A., dated as of April 24, 2020		Exhibit 2.2 to the Registrant’s Form 8-K dated April 27, 2020
2(i)	Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of September 11, 2020		Exhibit 2.1 to the Registrant’s Form 8-K dated September 16, 2020
2(j)	Waiver and Amendment to Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of July 21, 2021		Exhibit 2.1 to the Registrant’s Form 8-K dated July 27, 2021
3(a)	Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.2 to the Registrant’s Form 8-K dated May 22, 2017
3(b)	Amendment to Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.1 to the Registrant’s Form 8-K dated May 22, 2017
3(c)	Amended and Restated By-Laws of the Registrant, as amended as of May 23, 2017		Exhibit 3.3 to the Registrant’s Form 8-K dated May 22, 2017
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

Exhibit 10.1 to the Registrant’s Form 8-K dated April 19, 2018
4(b)	Description of Registrant’s Securities	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
4(c)

Commitment Letter, dated as of September 11, 2020, by and among the Registrant as borrower, and Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC and MUFG Bank, Ltd., as lead arrangers

Exhibit 10.1 to the Registrant’s Form 8-K dated September 16, 2020
4(d)	Amendment No. 1, dated as of December 4, 2020, by and among the Registrant, as borrower, the financial institutions party thereto and Bank of America, N.A., as administrative agent		Exhibit 10.1 to the Registrant’s Form 8-K dated December 10, 2020
4(e)	Indenture, dated as of March 1, 2021, by and between Adtalem Escrow Corporation, as escrow issuer, and U.S. Bank National Association, as trustee and notes collateral agent		Exhibit 4.1 to the Registrant’s Form 8-K dated March 1, 2021
4(f)	Form of 5.500% Senior Notes due 2028 (included in Exhibit 4.1)		Exhibit 4.2 to the Registrant’s Form 8-K dated March 1, 2021
4(g)

Supplemental Indenture, dated as of August 12, 2021, by and between the Registrant, as issuer, the parties that are signatories thereto as Subsidiary Guarantors, as subsidiary guarantors, and U.S. Bank National Association, as trustee and notes collateral agent

Exhibit 4.2 to the Registrant’s Form 8-K dated August 12, 2021
4(h)

Credit Agreement, dated as of August 12, 2021, by and between the Registrant, as borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent

Exhibit 10.1 to the Registrant’s Form 8-K dated August 12, 2021
10(a)*	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010
10(b)*	Registrant’s Fourth Amended and Restated Incentive Plan of 2013		Appendix A of the Supplement to Proxy Statement dated October 10, 2017
10(c)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(d)*	Form of Nonqualified Stock Option Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(e)*	Form of Incentive Stock Option Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(f)*	Form of Incentive Stock Option Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(g)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(h)*	Form of Nonqualified Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(i)*	Form of Incentive Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10(j)*	Form of Incentive Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(k)*	Form of Full Value Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 8, 2014
10(l)*	Form of Full Value Share Award Agreement for Directors under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(t) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(m)*	Form of Full Value Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(u) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(n)*	Form of Performance Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(v) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(o)*	Form of Performance Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(w) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(p)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(x) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(q)*	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014
10(r)*	Registrant’s Success Sharing Retirement Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014
10(s)*	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010
10(t)*	Senior Advisor Agreement between the Registrant and each of Ronald L. Taylor and Dennis J. Keller		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002
10(u)*	First Amendment to Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(v)*	Employment Agreement between the Registrant and Lisa W. Wardell, dated May 24, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated May 27, 2016
10(w)*	Executive Employment Agreement between the Registrant and Gregory S. Davis, dated July 7, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated January 1, 2017
10(x)*	Executive Employment Agreement between the Registrant and Steven Riehs, dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013
10(y)*	Executive Employment Agreement between the Registrant and Susan Groenwald, dated September 1, 2011		Exhibit 10(ii) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(z)*	Executive Employment Agreement between the Registrant and Donna N. Jennings-Howell, dated October 12, 2009		Exhibit 10(jj) to the Registrant’s Form 10-K for the year ended June 30, 2018
10(aa)*	Executive Employment Agreement between the Registrant and Stephen W. Beard, dated February 1, 2018		Exhibit 10(kk) to the Registrant’s Form 10-K for the year ended June 30, 2019
10(bb)*	Executive Employment Agreement between the Registrant and Kathy Boden Holland, dated May 9, 2018		Exhibit 10(ll) to the Registrant’s Form 10-K for the year ended June 30, 2019

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10(cc)	Promissory Note, dated December 11, 2018, by and between the Registrant and DeVry University, Inc.		Exhibit 2.5 to the Registrant’s Form 8-K dated December 12, 2018
10(dd)*	Executive Employment Agreement between the Registrant and Michael O. Randolfi		Exhibit 10.1 to the Registrant’s Form 8-K dated August 27, 2019
10(ee)*	Offer Letter between the Registrant and Robert Phelan, dated January 27, 2020		Exhibit 10.1 to the Registrant’s Form 8-K dated February 18, 2020
10(ff)*	Executive Employment Agreement between the Registrant and Karen S. Cox, dated June 15, 2018		Exhibit 10(nn) to the Registrant’s Form 10-K for the year ended June 30, 2020
10(gg)*	Executive Employment Agreement between the Registrant and Douglas G. Beck, dated May 6, 2021	X
10(hh)	Executive Employment Agreement effective September 8, 2021, between the Registrant and Stephen W. Beard		Exhibit 10.1 to the Registrant’s Form 8-k dated August 6, 2021
21	Subsidiaries of the Registrant	X
23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.

Date: August 19, 2021	By:	/s/ Robert J. Phelan
Robert J. Phelan
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa W. Wardell	Chairman of the Board, President and Chief Executive Officer	August 19, 2021
Lisa W. Wardell	(Principal Executive Officer)

/s/ Robert J. Phelan	Interim Chief Financial Officer	August 19, 2021
Robert J. Phelan	(Principal Financial Officer and Principal Accounting Officer)

/s/ William W. Burke	Lead Independent Director	August 19, 2021
William W. Burke

/s/ Charles DeShazer	Director	August 19, 2021
Charles DeShazer

/s/ Donna J. Hrinak	Director	August 19, 2021
Donna J. Hrinak

/s/ Georgette Kiser	Director	August 19, 2021
Georgette Kiser

/s/ Lyle Logan	Director	August 19, 2021
Lyle Logan

/s/ Michael W. Malafronte	Director	August 19, 2021
Michael W. Malafronte

/s/ Sharon O’Keefe	Director	August 19, 2021
Sharon O’Keefe

/s/ Kenneth J. Phelan	Director	August 19, 2021
Kenneth J. Phelan