Form 10-Q
period 2021-09-30
Adtalem Global Education Inc.
filed 2021-11-03
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Chicago Stock Exchange

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

As of October 27, 2021, there were 49,764,733 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	September 30,	June 30,	September 30,
	2021	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$360,095	$494,613	$561,170
Restricted cash	20,220	819,003	947
Accounts receivable, net	163,211	67,996	99,536
Prepaid expenses and other current assets	165,731	133,341	106,820
Total current assets	709,257	1,514,953	768,473
Noncurrent assets:
Property and equipment, net	322,305	297,237	289,944
Operating lease assets	168,626	168,943	186,824
Deferred income taxes	31,315	22,479	18,325
Intangible assets, net	1,090,663	276,249	285,027
Goodwill	1,328,928	686,374	686,480
Other assets, net	117,096	87,601	94,824
Total noncurrent assets	3,058,933	1,538,883	1,561,424
Total assets	$3,768,190	$3,053,836	$2,329,897

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$113,577	$56,071	$48,148
Accrued payroll and benefits	65,047	64,452	31,491
Accrued liabilities	126,818	129,258	107,148
Deferred revenue	266,654	100,697	168,253
Current operating lease liabilities	57,224	55,329	51,897
Current portion of long-term debt	6,375	3,000	3,000
Total current liabilities	635,695	408,807	409,937
Noncurrent liabilities:
Long-term debt	1,600,043	1,067,711	285,621
Long-term operating lease liabilities	164,675	167,855	189,607
Deferred income taxes	27,206	26,991	25,410
Other liabilities	73,600	79,612	85,590
Total noncurrent liabilities	1,865,524	1,342,169	586,228
Total liabilities	2,501,219	1,750,976	996,165
Commitments and contingencies (Note 19)
Redeemable noncontrolling interest	1,790	1,790	2,761
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 49,753, 49,253, and 52,089 shares outstanding as of September 30, 2021, June 30, 2021, and September 30, 2020, respectively	817	811	810
Additional paid-in capital	537,402	519,826	508,487
Retained earnings	1,947,101	2,005,105	1,947,498
Accumulated other comprehensive loss	(740)	(7,365)	(8,612)
Treasury stock, at cost, 31,903, 31,846, and 28,912 shares as of September 30, 2021, June 30, 2021, and September 30, 2020, respectively	(1,219,399)	(1,217,307)	(1,117,212)
Total shareholders' equity	1,265,181	1,301,070	1,330,971
Total liabilities and shareholders' equity	$3,768,190	$3,053,836	$2,329,897

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Income (Loss)

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020
Revenue	$348,327	$268,241
Operating cost and expense:
Cost of educational services	163,110	113,698
Student services and administrative expense	159,479	100,178
Restructuring expense	3,916	4,223
Business acquisition and integration expense	26,553	13,436
Total operating cost and expense	353,058	231,535
Operating (loss) income	(4,731)	36,706
Other income (expense):
Interest and dividend income	878	1,004
Interest expense	(47,393)	(3,692)
Investment gain	—	518
Net other expense	(46,515)	(2,170)
(Loss) income from continuing operations before income taxes	(51,246)	34,536
Benefit from (provision for) income taxes	10,612	(7,090)
(Loss) income from continuing operations	(40,634)	27,446
Discontinued operations:
Loss from discontinued operations before income taxes	(23,382)	(10,084)
Benefit from income taxes	6,012	2,477
Loss from discontinued operations	(17,370)	(7,607)
Net (loss) income	(58,004)	19,839
Net loss attributable to redeemable noncontrolling interest	—	91
Net (loss) income attributable to Adtalem Global Education	$(58,004)	$19,930

Amounts attributable to Adtalem Global Education:
Net (loss) income from continuing operations	$(40,634)	$27,537
Net loss from discontinued operations	(17,370)	(7,607)
Net (loss) income attributable to Adtalem Global Education	$(58,004)	$19,930

Earnings (loss) per share attributable to Adtalem Global Education:
Basic:
Continuing operations	$(0.82)	$0.52
Discontinued operations	$(0.35)	$(0.14)
Net	$(1.17)	$0.38
Diluted:
Continuing operations	$(0.82)	$0.52
Discontinued operations	$(0.35)	$(0.14)
Net	$(1.17)	$0.38

Weighted-average shares outstanding:
Basic shares	49,663	52,464
Diluted shares	49,663	52,797

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2021	2020
Net (loss) income	$(58,004)	$19,839
Other comprehensive income (loss), net of tax
(Loss) gain on foreign currency translation adjustments	(70)	318
Unrealized loss on available-for-sale marketable securities	—	(1)
Unrealized gain on interest rate swap	—	126
Comprehensive (loss) income before reclassification	(58,074)	20,282
Reclassification adjustment for unrealized loss on interest rate swap	6,695	—
Comprehensive (loss) income	(51,379)	20,282
Comprehensive loss attributable to redeemable noncontrolling interest	—	91
Comprehensive (loss) income attributable to Adtalem Global Education	$(51,379)	$20,373

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2021	2020
Operating activities:
Net (loss) income	$(58,004)	$19,839
Loss from discontinued operations	17,370	7,607
(Loss) income from continuing operations	(40,634)	27,446
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	9,906	4,004
Amortization and adjustments to operating lease assets	12,524	14,639
Depreciation	11,550	8,975
Amortization of intangible assets	18,937	2,518
Amortization of debt discount and issuance costs	17,858	392
Provision for bad debts	6,329	1,723
Deferred income taxes	(10,852)	4,346
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	282	1,486
Realized and unrealized gain on investments	—	(518)
Changes in assets and liabilities:
Accounts receivable	(76,289)	(13,356)
Prepaid expenses and other current assets	(23,571)	(1,735)
Accounts payable	26,582	2,089
Accrued payroll and benefits	(23,768)	(17,341)
Accrued liabilities	(25,090)	(443)
Deferred revenue	154,999	76,664
Operating lease liabilities	(13,722)	(12,700)
Other assets and liabilities	(4,125)	(13,535)
Net cash provided by operating activities-continuing operations	40,916	84,654
Net cash used in operating activities-discontinued operations	(52)	(4,727)
Net cash provided by operating activities	40,864	79,927
Investing activities:
Capital expenditures	(7,324)	(14,443)
Proceeds from sales of marketable securities	—	1,014
Purchases of marketable securities	—	(963)
Payment for purchase of business, net of cash and restricted cash acquired	(1,481,789)	—
Net cash used in investing activities	(1,489,113)	(14,392)
Financing activities:
Proceeds from exercise of stock options	7,685	55
Employee taxes paid on withholding shares	(2,228)	(3,921)
Proceeds from stock issued under Colleague Stock Purchase Plan	114	31
Proceeds from long-term debt	850,000	—
Repayments of long-term debt	(291,000)	(750)
Payment of debt discount and issuance costs	(49,553)	—
Net cash provided by (used in) financing activities	515,018	(4,585)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(70)	62
Net (decrease) increase in cash, cash equivalents and restricted cash	(933,301)	61,012
Cash, cash equivalents and restricted cash at beginning of period	1,313,616	501,105
Cash, cash equivalents and restricted cash at end of period	$380,315	$562,117

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2020	80,665	$807	$504,434	$1,927,568	$(9,055)	28,794	$(1,113,333)	$1,310,421
Net income attributable to Adtalem Global Education				19,930				19,930
Other comprehensive income, net of tax					443			443
Stock-based compensation			4,009					4,009
Net activity from stock-based compensation awards	336	3	52			119	(3,921)	(3,866)
Proceeds from stock issued under Colleague Stock Purchase Plan			(8)			(1)	42	34
September 30, 2020	81,001	$810	$508,487	$1,947,498	$(8,612)	28,912	$(1,117,212)	$1,330,971

June 30, 2021	81,099	$811	$519,826	$2,005,105	$(7,365)	31,846	$(1,217,307)	$1,301,070
Net loss attributable to Adtalem Global Education				(58,004)				(58,004)
Other comprehensive loss, net of tax					(70)			(70)
Reclassification adjustment for unrealized loss on interest rate swap					6,695			6,695
Stock-based compensation			9,906					9,906
Net activity from stock-based compensation awards	557	6	7,679			61	(2,228)	5,457
Proceeds from stock issued under Colleague Stock Purchase Plan			(9)			(4)	136	127
September 30, 2021	81,656	$817	$537,402	$1,947,101	$(740)	31,903	$(1,219,399)	$1,265,181

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

Adtalem is a leading workforce solutions provider. During the first quarter of fiscal year 2022, Adtalem made a change to its reportable segments to align with current strategic priorities and resource allocation. We present four reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”).

Walden – Offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees. This segment includes the operations of Walden University (“Walden”), which was acquired by Adtalem on August 12, 2021. Business acquisition and integration costs incurred for this transaction during the three months ended September 30, 2021 and 2020 were $26.6 million and $13.4 million, respectively. See Note 3 “Acquisitions” for additional information on the acquisition.

Medical and Veterinary – Offers degree and non-degree programs in the medical and veterinary postsecondary education industry. This segment includes the operations of the American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”), which are collectively referred to as the “medical and veterinary schools.”

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

We continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

A full listing of our significant accounting policies is described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“2021 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our 2021 Form 10-K.

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

Recent Accounting Standards

Recently adopted accounting standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12: “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The guidance was issued as part of FASB’s overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, “Income Taxes,” and simplification in several other areas. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We adopted this guidance on July 1, 2021 and it did not have a material impact on Adtalem’s Consolidated Financial Statements.

Recently issued accounting standards not yet adopted

We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

3. Acquisitions

Walden University

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interests of Walden for $1,481.8 million, net of cash and restricted cash of $83.4 million. Adtalem funded the purchase with the $800 million in Notes (as defined in Note 13 “Debt”), the $850 million Term Loan B (as defined in Note 13 “Debt”), and available cash on hand. Walden offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees. The acquisition furthers Adtalem’s growth strategy into becoming a leading workforce solutions provider.

The operations of Walden are included in Adtalem’s Walden reportable segment (see Note 20 “Segment Information”). The results of Walden’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition, which included revenue of $68.6 million and net loss of $9.2 million from the operations of Walden for the three months ended September 30, 2021. In addition, we incurred acquisition-related costs of $22.3 million and $8.6 million for the three months ended September 30, 2021 and 2020, respectively, which were included in business acquisition and integration expense in the Consolidated Statements of Income (Loss).

The acquisition was accounted for as a business combination and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed was based upon preliminary valuations performed to determine the fair values of the acquired items as of the acquisition date. As these valuations, particularly as they relate to intangible assets, were preliminary, they may be adjusted for up to one year after the closing date to reflect final valuations.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

August 12,
2021
Assets acquired:
Cash and cash equivalents	$65,010
Restricted cash	18,389
Accounts receivable, net	22,091
Prepaid expenses and other current assets	8,819
Property and equipment, net	25,882
Operating lease assets	6,096
Intangible assets	833,351
Goodwill	642,554
Other assets	21,316
Total assets acquired	1,643,508
Liabilities assumed:
Accounts payable	31,971
Accrued payroll and benefits	24,376
Accrued liabilities	591
Deferred revenue	10,958
Current operating lease liabilities	1,983
Long-term operating lease liabilities	4,343
Other liabilities	4,098
Total liabilities assumed	78,320
Net assets acquired	$1,565,188

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, was all assigned to the Walden reporting unit and reportable segment.  The entire goodwill amount is expected to be tax deductible. Factors that contributed to a purchase price resulting in the recognition of goodwill includes Walden’s strategic fit into Adtalem’s workforce solutions provider strategy, the reputation of the Walden brand as a leader in online education industry, and potential future growth opportunity. Of the $833.4 million of acquired intangible assets, $495.8 million was assigned to Title IV eligibility and accreditations and $119.6 million was assigned to trade names, each of which has been determined not to be subject to amortization. The preliminary values and estimated useful lives of other intangible assets acquired are as follows (in thousands):

	August 12, 2021
	Value	Estimated
	Assigned	Useful Life
Student relationships	$161,900	3 years
Curriculum	$56,091	5 years

The Title IV eligibility and accreditations intangible asset was valued using the with and without method of the income approach. The student relationships intangible asset was valued using the multi-period excess earnings method. The trade name intangible asset was valued using the relief-from-royalty method. The curriculum intangible asset was valued using the cost to replace method. Significant judgments and assumptions were used in these valuations.

The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on July 1, 2020 (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Revenue	$417,566	$435,601
Net loss attributable to Adtalem	$(14,693)	$(23,411)

The unaudited pro forma financial information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from July 1, 2020, with the consequential tax effects. The unaudited pro forma financial information also includes adjustments to reflect the additional interest expense on the debt we issued to fund the acquisition (see Note 13 “Debt” for additional information). As the ticking fees are representative of the historical interest expense incurred by Adtalem on the Term Loan B from the period of February 12, 2021 to August 12, 2021 and the unaudited pro forma financial information for the three months ended September 30, 2020 has been adjusted to include interest expense assuming the Term Loan B had been entered into as of July 1, 2020, we have made a further adjustment to remove the ticking fees recognized in the unaudited pro forma financial information for the three months ended September 30, 2021 (see Note 13 “Debt” for additional information on ticking fees). Had the Term Loan B been drawn upon on July 1, 2020 none of the ticking fees would have been incurred and, accordingly, the inclusion of such amounts would be duplicative to the interest expense incurred by Adtalem on a pro forma basis. The acquisition transaction costs we incurred in connection with the Walden acquisition are reflected in the unaudited pro forma financial information results for the three months ended September 30, 2020.

This unaudited pro forma financial information is for informational purposes only. It does not reflect the integration of the business or any synergies that may result from the acquisition. As such, it is not indicative of the results of operations that would have been achieved had the acquisition been consummated on July 1, 2020. In addition, the unaudited pro forma financial information amounts are not indicative of future operating results.

4. Discontinued Operations and Assets Held for Sale

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “ DeVry Note”). The DeVry Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. Based on the terms of the DeVry Note, DeVry University may make prepayments and may be required to make prepayments on the DeVry Note. The DeVry Note is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of each of September 30, 2021 and June 30, 2021, and other assets, net as of September 30, 2020. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option with the exception of one lease which expires in December 2023. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases.

The following is a summary of income statement information of operations reported as discontinued operations, which includes costs we continue to incur associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019 (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Revenue	$—	$—
Operating cost and expense:
Student services and administrative expense	23,382	10,084
Operating loss	(23,382)	(10,084)
Benefit from income taxes	6,012	2,477
Net loss from discontinued operations attributable to Adtalem	$(17,370)	$(7,607)

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students and members), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended September 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Financial Services	Consolidated
Higher education	$135,639	$68,617	$82,475	$—	$286,731
Test preparation/certifications	—	—	—	37,821	37,821
Conferences/seminars	—	—	—	8,951	8,951
Memberships/subscriptions	—	—	—	12,485	12,485
Other	—	—	2,339	—	2,339
Total	$135,639	$68,617	$84,814	$59,257	$348,327

	Three Months Ended September 30, 2020
	Chamberlain	Walden	Medical and Veterinary	Financial Services	Consolidated
Higher education	$133,764	$—	$84,525	$—	$218,289
Test preparation/certifications	—	—	—	36,574	36,574
Conferences/seminars	—	—	—	2,081	2,081
Memberships/subscriptions	—	—	—	10,760	10,760
Other	—	—	537	—	537
Total	$133,764	$—	$85,062	$49,415	$268,241

Certain prior period amounts in the above table have been reclassified for consistency with the current period presentation. In addition, see Note 20 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Higher education: Higher education revenue consists of tuition, fees, books, and other educational products. The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these books and other educational products on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor, which revenue was not significant for the three months ended September 30, 2021 and 2020.

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

Revenue of $84.1 million was recognized during the first three months of fiscal year 2022 that was included in the deferred revenue balance at the beginning of fiscal year 2022. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, increases from payments received related to academic terms commencing after the end of the reporting period, increases from payments from customers in advance of Adtalem performing its applicable performance obligation, and increases from the Walden acquisition.

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

6. Restructuring Charges

During the first quarter of fiscal year 2022, Adtalem recorded restructuring charges primarily related to Adtalem’s home office workforce reductions related to synergy actions with regard to the Walden acquisition and Adtalem’s home office real estate consolidations. During the first quarter of fiscal year 2021, Adtalem recorded restructuring charges primarily related to Adtalem’s home office and ACAMS real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 20 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended September 30, 2021
	Real Estate and Other	Termination Benefits	Total
Financial Services	$821	$—	$821
Home Office and Other	989	2,106	3,095
Total	$1,810	$2,106	$3,916

	Three Months Ended September 30, 2020
	Real Estate and Other	Termination Benefits	Total
Financial Services	$1,415	$—	$1,415
Home Office and Other	2,318	490	2,808
Total	$3,733	$490	$4,223

The following table summarizes the separation and restructuring plan activity for the fiscal years 2021 and 2022, for which cash payments are required (in thousands):

Liability balance as of June 30, 2020	$1,435
Increase in liability (separation and other charges)	490
Reduction in liability (payments and adjustments)	(1,925)
Liability balance as of June 30, 2021	—
Increase in liability (separation and other charges)	2,814
Reduction in liability (payments and adjustments)	—
Liability balance as of September 30, 2021	$2,814

Of this liability balance, $2.3 million is recorded as accrued liabilities and $0.5 million is recorded as other liabilities on the Consolidated Balance Sheet as of September 30, 2021. In addition to continuing to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities, we have begun implementing additional restructuring plans to achieve synergies with the Walden acquisition.

7. Income Taxes

Our effective income tax rates from continuing operations were 20.7% and 20.5% in the three months ended September 30, 2021 and 2020, respectively. The effective tax rates in fiscal years 2022 and 2021 reflect the U.S. federal tax rate of 21% adjusted for state and local taxes, foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards.

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacted new provisions and extended certain provisions originated within the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act,”) enacted on March 27, 2020, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Adtalem has elected not to defer the employees’ portion of payroll tax. Management does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

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

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and stock awards not included in the computation of diluted earnings per share when their effect is antidilutive (in thousands, except per share data). As a result of incurring a net loss from continuing operations for the three months ended September 30, 2021, potential common shares of 559 thousand were excluded from diluted loss per share because the effect would have been antidilutive.

	Three Months Ended
	September 30,
	2021	2020
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$(40,634)	$27,537
Discontinued operations	(17,370)	(7,607)
Net	$(58,004)	$19,930

Denominator:
Weighted-average basic shares outstanding	49,663	52,464
Effect of dilutive stock awards	—	333
Weighted-average diluted shares outstanding	49,663	52,797

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$(0.82)	$0.52
Discontinued operations	$(0.35)	$(0.14)
Net	$(1.17)	$0.38
Diluted:
Continuing operations	$(0.82)	$0.52
Discontinued operations	$(0.35)	$(0.14)
Net	$(1.17)	$0.38

Weighted-average antidilutive stock awards	1,045	948

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

The classification of our accounts receivable balances was as follows (in thousands):

	September 30, 2021
	Gross	Allowance	Net
Trade receivables, current	$178,284	$(18,122)	$160,162
Financing receivables, current	8,294	(5,245)	3,049
Accounts receivable, current	$186,578	$(23,367)	$163,211

Financing receivables, current	$8,294	$(5,245)	$3,049
Financing receivables, noncurrent	37,509	(11,819)	25,690
Total financing receivables	$45,803	$(17,064)	$28,739

	June 30, 2021
	Gross	Allowance	Net
Trade receivables, current	$79,062	$(13,154)	$65,908
Financing receivables, current	6,348	(4,260)	2,088
Accounts receivable, current	$85,410	$(17,414)	$67,996

Financing receivables, current	$6,348	$(4,260)	$2,088
Financing receivables, noncurrent	39,665	(12,572)	27,093
Total financing receivables	$46,013	$(16,832)	$29,181

	September 30, 2020
	Gross	Allowance	Net
Trade receivables, current	$106,980	$(10,634)	$96,346
Financing receivables, current	6,906	(3,716)	3,190
Accounts receivable, current	$113,886	$(14,350)	$99,536

Financing receivables, current	$6,906	$(3,716)	$3,190
Financing receivables, noncurrent	42,925	(13,099)	29,826
Total financing receivables	$49,831	$(16,815)	$33,016

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

The credit quality analysis of financing receivables as of September 30, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$149	$60	$145	$342	$1,498	$33	$2,227
31-60 days past due	52	257	230	19	462	101	1,121
61-90 days past due	25	66	—	19	227	86	423
91-120 days past due	124	16	131	12	467	—	750
121-150 days past due	545	13	38	2	323	—	921
Greater than 150 days past due	9,347	1,826	1,195	891	1,083	—	14,342
Total past due	10,242	2,238	1,739	1,285	4,060	220	19,784
Current	6,670	2,710	1,930	1,280	11,638	1,791	26,019
Financing receivables, gross	$16,912	$4,948	$3,669	$2,565	$15,698	$2,011	$45,803

The credit quality analysis of financing receivables as of June 30, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$297	$7	$320	$559	$135	$1,616	$2,934
31-60 days past due	145	2	165	49	61	660	1,082
61-90 days past due	24	310	92	102	69	95	692
91-120 days past due	287	—	131	16	47	13	494
121-150 days past due	43	31	133	42	256	108	613
Greater than 150 days past due	7,468	2,973	1,919	1,431	475	872	15,138
Total past due	8,264	3,323	2,760	2,199	1,043	3,364	20,953
Current	4,565	1,955	2,601	1,586	1,548	12,805	25,060
Financing receivables, gross	$12,829	$5,278	$5,361	$3,785	$2,591	$16,169	$46,013

The credit quality analysis of financing receivables as of September 30, 2020 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$1,117	$1,338	$647	$889	$379	$24	$4,394
31-60 days past due	556	145	41	67	223	—	1,032
61-90 days past due	609	59	444	71	127	—	1,310
91-120 days past due	804	751	741	183	—	—	2,479
121-150 days past due	68	317	35	60	—	—	480
Greater than 150 days past due	7,307	2,088	1,699	889	334	—	12,317
Total past due	10,461	4,698	3,607	2,159	1,063	24	22,012
Current	11,634	4,994	3,732	4,682	2,384	393	27,819
Financing receivables, gross	$22,095	$9,692	$7,339	$6,841	$3,447	$417	$49,831

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in our accounts receivable balances as of each balance sheet date. In evaluating the collectability of all our accounts receivable balances, we utilize historical events, current conditions, and reasonable and supportable forecasts about the future.

For our trade receivables, we primarily use historical loss rates based on an aging schedule and a student’s status to determine the allowance for credit losses. As these trade receivables are short-term in nature, management believes a student’s status provides the best credit loss estimate, while also factoring in delinquency. Students still attending classes, recently graduated, or current on payments are more likely to pay than those who are inactive due to being on a leave of absence, withdrawing from school, or not current on payments.

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

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended September 30, 2021
	Trade	Financing	Total
Beginning balance	$13,154	$16,832	$29,986
Write-offs	(1,910)	(537)	(2,447)
Recoveries	1,318	—	1,318
Provision for credit losses	5,560	769	6,329
Ending balance	$18,122	$17,064	$35,186

	Three Months Ended September 30, 2020
	Trade	Financing	Total
Beginning balance	$10,825	$15,690	$26,515
Write-offs	(759)	(256)	(1,015)
Recoveries	186	40	226
Provision for credit losses	382	1,341	1,723
Ending balance	$10,634	$16,815	$27,449

Allowance for bad debts on short-term and long-term receivables as of September 30, 2021, June 30, 2021, and September 30, 2020 was $35.2 million, $30.0 million, and $27.4 million, respectively. The increase in the reserve from the year-ago period is driven by the provision for credit losses at Walden.

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The DeVry University loan receivable is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of each of September 30, 2021 and June 30, 2021, and other assets, net as of September 30, 2020, and is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable is included in other assets, net on the Consolidated Balance Sheet as of September 30, 2021, June 30, 2021, and September 30, 2020 is $43.0 million, $42.7 million, and $41.7 million, respectively, and was originally determined by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	June 30,	September 30,
	2021	2021	2020
Land	$44,460	$44,331	$44,049
Building	340,548	327,539	315,725
Equipment	285,210	254,994	259,340
Construction in progress	14,672	21,467	10,882
Property and equipment, gross	684,890	648,331	629,996
Accumulated depreciation	(362,585)	(351,094)	(340,052)
Property and equipment, net	$322,305	$297,237	$289,944

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

As of September 30, 2021, we entered into one additional lease that has not yet commenced. The lease is expected to commence during the fourth quarter of fiscal year 2022, has a 12-year lease term, and will result in an additional lease asset and lease liability of approximately $18.9 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Operating lease cost	$14,387	$12,780
Sublease income	(3,338)	(4,341)
Total lease cost	$11,049	$8,439

Maturities of lease liabilities by fiscal year as of September 30, 2021 were as follows (in thousands):

Operating
Fiscal Year	Leases
2022 (remaining)	$51,853
2023	56,899
2024	44,370
2025	33,340
2026	20,118
Thereafter	59,545
Total lease payments	266,125
Less: tenant improvement allowance not yet received	(4,886)
Less: imputed interest	(39,340)
Present value of lease liabilities	$221,899

Lease term and discount rate were as follows:

September 30,
2021
Weighted-average remaining operating lease term (years)	5.5
Weighted-average operating lease discount rate	5.6%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$13,545	$11,427
Operating lease assets obtained in exchange for operating lease liabilities	$6,111	$26,528

Adtalem maintains agreements to lease either a portion or the full space of three facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 12 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals. Future minimum lease and sublease rental income under these agreements as of September 30, 2021, were as follows (in thousands):

Fiscal Year	Amount
2022 (remaining)	$13,218
2023	16,078
2024	10,261
2025	5,121
2026	2,038
Total lease and sublease rental income	$46,716

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	September 30,	June 30,	September 30,
Reporting Unit	2021	2021	2020
Chamberlain	$4,716	$4,716	$4,716
Walden	642,554	—	—
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Financial Services	376,164	376,164	376,270
Total	$1,328,928	$686,374	$686,480

The table below summarizes goodwill balances by reportable segment (in thousands):

	September 30,	June 30,	September 30,
Reportable Segment	2021	2021	2020
Chamberlain	$4,716	$4,716	$4,716
Walden	642,554	—	—
Medical and Veterinary	305,494	305,494	305,494
Financial Services	376,164	376,164	376,270
Total	$1,328,928	$686,374	$686,480

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

			Medical and	Financial
	Chamberlain	Walden	Veterinary	Services	Total
June 30, 2020	$4,716	$—	$305,494	$376,004	$686,214
Foreign exchange rate changes	—	—	—	266	266
September 30, 2020	4,716	—	305,494	376,270	686,480
Foreign exchange rate changes	—	—	—	(106)	(106)
June 30, 2021	4,716	—	305,494	376,164	686,374
Acquisition	—	642,554	—	—	642,554
September 30, 2021	$4,716	$642,554	$305,494	$376,164	$1,328,928

Intangible assets consisted of the following (in thousands):

	September 30, 2021
	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amortization Period
Amortizable intangible assets:
Student relationships	$161,900	$(15,049)	3 Years
Customer relationships	68,900	(29,511)	10 Years
Curriculum/software	67,691	(5,913)	5 Years
Course delivery technology	6,700	(3,127)	5 Years
Total	$305,191	$(53,600)
Indefinite-lived intangible assets:
Walden trade name	$119,560
AUC trade name	17,100
Ross trade name	5,100
Financial Services trade names	72,272
Chamberlain Title IV eligibility and accreditations	1,200
Walden Title IV eligibility and accreditations	495,800
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$839,072

	June 30, 2021
	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$68,900	$(27,844)
Curriculum/software	11,600	(4,028)
Course delivery technology	6,700	(2,791)
Total	$87,200	$(34,663)
Indefinite-lived intangible assets:
AUC trade name	$17,100
Ross trade name	5,100
Financial Services trade names	72,272
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$223,712

	September 30, 2020
	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$68,900	$(22,744)
Curriculum/software	11,600	(2,578)
Course delivery technology	6,700	(1,786)
Total	$87,200	$(27,108)
Indefinite-lived intangible assets:
AUC trade name	$17,100
Ross trade name	5,100
Financial Services trade names	73,495
Chamberlain Title IV eligibility and accreditations	1,200
AUC Title IV eligibility and accreditations	100,000
Ross Title IV eligibility and accreditations	14,100
Intellectual property	13,940
Total	$224,935

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	September 30,	June 30,	September 30,
Reportable Segment	2021	2021	2020
Chamberlain	$1,200	$1,200	$1,200
Walden	615,360	—	—
Medical and Veterinary	136,300	136,300	136,300
Financial Services	86,212	86,212	87,435
Total	$839,072	$223,712	$224,935

Amortization expense for amortized intangible assets was $18.9 million and $2.5 million in the three months ended September 30, 2021 and 2020, respectively. Estimated intangible asset amortization expense, by reporting unit, is as follows (in thousands):

		Financial
Fiscal Year	Walden	Services	Total
2022 (remaining)	$80,823	$7,458	$88,281
2023	61,239	9,792	71,031
2024	35,644	9,509	45,153
2025	11,220	7,933	19,153
2026	11,220	5,959	17,179
Thereafter	1,394	9,400	10,794
Total	$201,540	$50,051	$251,591

All amortizable intangible assets except Walden student relationships and ACAMS customer relationships are amortized on a straight-line basis. The amount amortized for Walden student relationships and ACAMS customer relationships is based on the estimated retention of the students and customers, giving consideration to the revenue and cash flow associated with these existing students and customers.

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

Adtalem has five reporting units that contained goodwill as of the first quarter of fiscal year 2022. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board of Directors (the “Board”). If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all five reporting units, as of September 30, 2021, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has five reporting units that contained indefinite-lived intangible assets as of the first quarter of fiscal year 2022. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the five reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the five reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of September 30, 2021.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2021, and that no interim events or deviations from planned operating results occurred as of September 30, 2021 that would cause management to reassess these conclusions. Although the COVID-19 pandemic is expected to have a negative effect on the operating results of all five reporting units that contain goodwill and indefinite-lived intangible assets, at this time none of the effects are considered significant enough to create a triggering event. The effects are currently projected to be short-term and would not significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate, the revenue and operating results could also deteriorate to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments.

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

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	September 30,	June 30,	September 30,
	2021	2021	2020
Total debt:
Senior Secured Notes due 2028	$800,000	$800,000	$—
Term Loan B	850,000	—	—
Prior Term Loan B	—	291,000	293,250
Total principal payments due	1,650,000	1,091,000	293,250
Unamortized debt discount and issuance costs	(43,582)	(20,289)	(4,629)
Total amount outstanding	1,606,418	1,070,711	288,621
Less current portion:
Term Loan B	(6,375)	—	—
Prior Term Loan B	—	(3,000)	(3,000)
Noncurrent portion	$1,600,043	$1,067,711	$285,621

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2022 (remaining)	$4,250
2023	8,500
2024	8,500
2025	8,500
2026	8,500
Thereafter	1,611,750
Total	$1,650,000

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

The Escrow Issuer deposited the net proceeds of the offering, along with certain additional funds, into a segregated depositary account (the “Escrow Account”). On August 12, 2021, Adtalem used the net proceeds of the offering, along with other financing sources, to finance the purchase price paid in connection with the Walden acquisition, repay the then existing $291.0 million senior secured term loan B, and to pay related acquisition fees and expenses.

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

Accrued interest on the Notes of $3.7 million and $14.7 million is recorded within accrued liabilities on the Consolidated Balance Sheet as of September 30, 2021 and June 30, 2021, respectively.

Credit Facility

On February 12, 2021, Adtalem placed a $850 million senior secured term loan (“Term Loan B”) into the loan market to provide future funding for the Walden acquisition. For 30 days beginning on March 15, 2021, Adtalem began accruing ticking fees at 50% of the applicable 4.5% margin. Beginning on April 14, 2021 and until the closing date of the Term Loan B, Adtalem accrued ticking fees at a rate equal to LIBOR plus a 4.5% margin, subject to a LIBOR floor of 0.75%. Accrued ticking fees of $11.3 million is recorded within accrued liabilities on the Consolidated Balance Sheet as of June 30, 2021. All ticking fees were paid at the time of the Term Loan B closing date and are recorded within interest expense as accrued in the Consolidated Statements of Income (Loss).

On August 12, 2021, Adtalem replaced the Prior Credit Facility and Prior Credit Agreement (as defined below) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850 million senior secured term loan with a maturity date of August 12, 2028 and (2) a $400 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The Revolver has availability for letters of credit and currencies other than U.S. dollars of up to $400 million.

Term Loan B

Borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. The Term Loan B requires quarterly installment payments of $2.125 million beginning on March 31, 2022. As of September 30, 2021, the interest rate for borrowings under the Term Loan B facility was 5.25%, which approximated the effective interest rate. The proceeds of the Credit Facility were used, among other things, to finance the Walden acquisition, refinance Adtalem’s Prior Credit Agreement, pay fees and expenses related to the Walden acquisition, and in the case of the Revolver, to finance ongoing working capital and for general corporate purposes.

Interest on our Term Loan B and the Revolver is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar year 2021, but that it will not use its powers to compel contributions beyond such date. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts. The Credit Agreement provides guidance surrounding the implementation of a replacement benchmark rate, however the specific replacement benchmark rate has not been identified.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% for LIBOR borrowings or 2.75% to 3.25% for ABR borrowings depending on Adtalem’s net first lien leverage ratio for such period.

Adtalem had letters of credit outstanding of $153.4 million as of September 30, 2021 and $68.4 million as of each of June 30, 2021 and September 30, 2020. One letter of credit was for $68.4 million that was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and requires the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Another letter of credit was for $83.6 million, which was assumed by Adtalem on August 12, 2021 after acquiring Walden. As of September 30, 2021, Adtalem is charged an annual fee equal to 4.25% and a 0.125% fronting fee, of the undrawn face amount of the outstanding letters of credit under the Revolver, payable quarterly. Adtalem continues to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and is reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. The Credit Agreement also requires payment of a commitment fee equal to 0.25% as of September 30, 2021, of the undrawn portion of the Revolver. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $246.6 million as of September 30, 2021. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Prior Credit Agreement

On April 13, 2018, Adtalem entered into a credit agreement (the “Prior Credit Agreement”) that provided for (1) a $300 million revolving facility (“Prior Revolver”), which was set to mature on April 13, 2023 and (2) a $300 million senior secured term loan (“Prior Term Loan B”), which was set to mature on April 13, 2025. We refer to the Prior Revolver and Prior Term Loan B collectively as the “Prior Credit Facility.”

Prior Term Loan B

For eurocurrency rate loans, Prior Term Loan B interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Prior Term Loan B interest is equal to the base rate plus 2%. The Prior Term Loan B required quarterly installment payments of $750,000, with the balance due at maturity on April 13, 2025. As of June 30, 2021 and September 30, 2020, the interest rate for borrowings under the Prior Term Loan B facility was 3.10% and 3.15%, respectively, which approximated the effective interest rate.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Prior Term Loan B debt. We paid interest at a fixed rate of 0.946% and received variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Prior Term Loan B. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occurred on a monthly basis. The Swap was set to terminate on February 28, 2025.

During the operating term of the Swap, the annual interest rate on the amount of the Prior Term B Loan was fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period.

The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affect earnings.

On July 29, 2021, prior to refinancing our Credit Agreement (as discussed above), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense in the three months ended September 30, 2021.

Prior Revolver

Prior Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for eurocurrency rate loans or a base rate, plus an applicable margin based on Adtalem’s consolidated leverage ratio, as defined in the Prior Credit Agreement. The applicable rate ranges from 1.75% to 2.75% for eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. There were no outstanding borrowings under the Prior Revolver as of each of June 30, 2021 and September 30, 2020.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The remaining $6.0 million of unamortized debt issuance costs related to the Prior Credit Facility and the $10.3 million of debt issuances costs associated with an unused bridge facility was expensed in interest expense in the Consolidated Statement of Loss in the three months ended September 30, 2021. The following table summarizes the unamortized debt discount and issuance costs activity for the three months ended September 30, 2021 (in thousands):

	Notes	Term Loan B	Bridge	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2021	$15,548	$4,741	$—	$1,502	$21,791
Payment of debt discount and issuance costs	—	29,078	10,329	10,146	49,553
Amortization of debt discount and issuance costs	(548)	(5,237)	(10,329)	(1,744)	(17,858)
Unamortized debt discount and issuance costs as of September 30, 2021	$15,000	$28,582	$—	$9,904	$53,486

Interest Expense

The components of interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Notes interest expense	$11,000	$—
Term Loan B interest expense	6,198	—
Term Loan B ticking fees	5,330	—
Prior Term Loan B interest expense	1,272	2,378
Unused bridge fee	10,329	—
Swap settlement	4,525	—
Prior Credit Facility deferred financing fees write-off	6,000	—
Other	2,739	1,314
Total interest expense	$47,393	$3,692

Covenants and Guarantees

The Credit Agreement and Notes contain customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

Under the terms of the Credit Agreement, beginning on the fiscal quarter ending December 31, 2021 and through December 31, 2023, Adtalem is required to maintain a Total Net Leverage Ratio of equal to or less than 4.00 to 1.00, which requirement reduces to 3.25 to 1.00 for the fiscal quarter ending March 31, 2024 and thereafter. The Total Net Leverage Ratio under the Credit Agreement is defined as the ratio of (a) the aggregate principal amount of Consolidated Debt (as defined in the Credit Agreement) of Adtalem and its subsidiaries as of the last day of the most recently ended Test Period (as defined in the Credit Agreement) minus Unrestricted Cash (as defined in the Credit Agreement) and Permitted Investments (as defined in the Credit Agreement) of the Borrower and its subsidiaries for such Test Period to (b) EBITDA (as defined in the Credit Agreement) for such Test Period. EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in our EBITDA non-GAAP measure. Specifically, the Credit Agreement EBITDA definition includes the pro forma impact of EBITDA to be received from certain acquisition-related synergies and cost optimization activities, subject to a 20% cap.

Obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the assets of Adtalem and certain of its domestic wholly owned subsidiaries (the “Subsidiary Guarantors”), which Subsidiary Guarantors also guarantee the obligations of Adtalem under the Credit Agreement, subject to certain exceptions. The Credit Agreement contains customary affirmative and negative covenants customary for facilities of its type, which, among other things, generally limit (with certain exceptions): mergers, amalgamations, or consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; payments and modifications of indebtedness or the governing documents of Adtalem or any Subsidiary Guarantor; and other activities customarily restricted in such agreements.

The Credit Agreement contains customary events of default for facilities of this type. If an event of default under the Credit Agreement occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

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

Debt covenants related to the Credit Agreement does not take effect until the second quarter of fiscal year 2022. Adtalem was in compliance with the Notes covenants as of September 30, 2021.

14. Redeemable Noncontrolling Interest

Adtalem maintains a 71% ownership interest in EduPristine with the remaining 29% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm, as of September 30, 2021. Beginning on March 26, 2020, Adtalem has had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen has had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen will have the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem.

Since the put option is out of the control of Adtalem, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the Consolidated Balance Sheets. The estimated fair value of Kaizen’s noncontrolling interest is $1.8 million as of September 30, 2021. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded in retained earnings in accordance with GAAP.

The following table shows the changes in redeemable noncontrolling interest balance (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Balance at beginning of period	$1,790	$2,852
Net loss attributable to redeemable noncontrolling interest	—	(91)
Balance at end of period	$1,790	$2,761

15. Share Repurchases

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The twelfth and current share repurchase program commenced in January 2021. Adtalem has made the following share repurchases under its current share repurchase program (in thousands, except shares and per share data):

Life-to-Date
Current Share
Repurchase Program
Total number of share repurchases	1,447,882
Total cost of share repurchases	$54,769
Average price paid per share	$37.83

We did not make any share repurchases during the three months ended September 30, 2021 and 2020. As of September 30, 2021, $245.2 million of authorized share repurchases were remaining under the current share repurchase program. Repurchases under our share repurchase programs were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Foreign currency translation adjustments
Beginning balance	$(670)	$(1,383)
(Loss) gain on foreign currency translation	(70)	318
Ending balance	$(740)	$(1,065)

Available-for-sale marketable securities
Beginning balance, gross	$—	$242
Beginning balance, tax effect	—	(59)
Beginning balance, net of tax	—	183
Unrealized loss on available-for-sale marketable securities	—	(2)
Tax effect	—	1
Ending balance	$—	$182

Interest rate swap
Beginning balance, gross	$(8,926)	$(10,399)
Beginning balance, tax effect	2,231	2,544
Beginning balance, net of tax	(6,695)	(7,855)
Unrealized gain on interest rate swap	—	167
Tax effect	—	(41)
Reclassification from other comprehensive income	6,695	—
Ending balance	$—	$(7,729)

Total ending balance at September 30	$(740)	$(8,612)

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

As of September 30, 2021, 3,311,232 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the three months ended September 30, 2021:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2021	1,561,049	$32.05
Granted	181,825	37.00
Exercised	(369,125)	20.82
Forfeited	(52,991)	37.37
Expired	(49,650)	41.87
Outstanding as of September 30, 2021	1,271,108	35.41	6.9	$5,137
Exercisable as of September 30, 2021	846,866	$34.79	5.8	$4,088

The total intrinsic value of options exercised for the three months ended September 30, 2021 and 2020 was $6.6 million and $0.1 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2022 and 2021 was $14.72 and $12.23, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

	Fiscal Year
	2022	2021
Expected life (in years)	6.56	6.54
Expected volatility	39.99%	39.27%
Risk-free interest rate	0.94%	0.45%
Dividend yield	0.00%	0.00%

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

During the first three months of fiscal year 2022, Adtalem granted 375,810 RSUs to selected employees, all of which were non-performance-based RSUs. Our annual grant of performance-based RSUs are expected to be granted in the second quarter of fiscal year 2022. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Certain awards are subject to achievement of a minimum level of Adtalem’s earnings before interest, taxes, depreciation, and amortization, calculated on a non-GAAP basis. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, two, three, or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem, or upon retirement. During the restriction period, the recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the three months ended September 30, 2021:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2021	888,005	$35.84
Granted	375,810	36.87
Vested	(194,389)	39.60
Forfeited	(71,143)	34.67
Outstanding as of September 30, 2021	998,283	$35.58

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2022 and 2021 were $36.87 and $32.02, per share, respectively.

Stock-based compensation expense, which is primarily included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Stock-based compensation	$9,906	$4,004
Income tax benefit	(1,462)	(526)
Stock-based compensation, net of income taxes	$8,444	$3,478

As of September 30, 2021, $24.0 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of options and RSUs vested during the three months ended September 30, 2021 and 2020 was $12.0 million and $16.3 million, respectively.

There was no capitalized stock-based compensation cost as of each of September 30, 2021, June 30, 2021, and September 30, 2020.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust of $20.5 million, $20.6 million, and $9.4 million as of September 30, 2021, June 30, 2021, and September 30, 2020, respectively, were included on the Consolidated Balance Sheet within prepaid expenses and other current assets. All investments in marketable securities are recorded at fair value based upon quoted market prices using Level 1 inputs.

The fair value of the credit extension programs, which approximates its carrying value, included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of September 30, 2021, June 30, 2021, and September 30, 2020 of $28.7 million, $29.2 million, and $33.0 million, respectively, is estimated by discounting the future cash flows using current rates for similar arrangements and is classified as Level 2. See Note 9 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bears interest at a rate of 4% per annum, payable annually in arrears, and has a maturity date of January 1, 2022. The fair value of the DeVry University loan receivable approximates its carrying value of $10.0 million for each reporting date. The carrying value is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of each of September 30, 2021 and June 30, 2021, and in other assets, net as of September 30, 2020. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum and is classified as Level 2.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, included in other assets, net on the Consolidated Balance Sheet as of September 30, 2021, June 30, 2021, and September 30, 2020 is $43.0 million, $42.7 million, and $41.7 million, respectively. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan as of September 30, 2021, June 30, 2021, and September 30, 2020, were $20.7 million, $20.3 million, and $18.2 million, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of September 30, 2021, June 30, 2021, and September 30, 2020, borrowings under our long-term debt agreements were $1,650.0 million, $1,091.0 million, and $293.3 million, respectively. The carrying value of our long-term debt approximates fair value because the interest rates on these borrowings approximated the effective interest rate and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to fully mitigate risks associated with the variable interest rate on our Prior Term Loan B debt with an effective date of March 31, 2020. The fair value of our Swap was based in part on data received from the counterparty, and represented the estimated amount we would receive or pay to settle the Swap, taking into consideration current and projected future interest rates as well as the creditworthiness of the counterparty, all of which can be validated through readily observable data from external sources, in which case the measurements are classified within Level 2. The fair value of the Swap is represented within other liabilities on the Consolidated Balance Sheet with a balance of $8.9 million and $10.2 million as of June 30, 2021 and September 30, 2020, respectively. On July 29, 2021, prior to refinancing our Prior Credit Agreement, we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense in the three months ended September 30, 2021. See Note 13 “Debt” for additional information on the Swap.

As of September 30, 2021, June 30, 2021, and September 30, 2020, there were no assets or liabilities measured at fair value using Level 3 inputs.

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

19. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of September 30, 2021, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of September 30, 2021. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against the Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the Court granted plaintiff’s motion for leave to file an amended complaint. The plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. The defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019 and the Court granted defendants’ motion on July 29, 2019, with leave to amend. The plaintiff filed an amended complaint on August 26, 2019. On October 18, 2019, defendants moved to dismiss this complaint as it was substantially similar to the one the Court previously dismissed. The Court granted a Motion for Preliminary Approval of Class Action Settlement (the “Settlement”) on May 28, 2020. In conjunction with the Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheet as of September 30, 2021, June 30, 2021 and September 30, 2020. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheet as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statement of Loss for the year ended June 30, 2020. As of June 30, 2020, we had anticipated the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. We now anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2022. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The Court issued an order approving the settlement on October 7, 2020, and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of Jose David Valderrama, a class member who objected to the terms of the settlement, a notice to appeal the Court’s order approving the settlement. On November 5, 2020, Richard Peart, another class member who objected to the terms of the settlement, filed a notice to appeal the Court’s order approving the settlement. Those appeals have been consolidated before the Appellate Court of Illinois, First District and have been fully briefed.

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

On November 2, 2021, Adtalem and the Stoltmann Law Offices participated in a mediation to resolve the claims asserted in these arbitrations by the DeVry claimants represented by the Stoltmann Law Offices. Adtalem and the Stoltmann Law Offices have reached agreement on settlement terms. The settlement remains subject to the approval of the Adtalem Board of Directors and is voidable at Adtalem’s option if a sufficient number of claimants decline to participate in the settlement.

On January 19, 2021, a putative class action was filed in the United States District Court for the Northern District of Ohio against Chamberlain by Tanesia Dean on behalf of herself and similarly situated students of Chamberlain. The complaint alleged breach of contract and unjust enrichment claims against Chamberlain related to its decision to transition all classes online in March 2020, in light of the global pandemic, without altering tuition or fees. The putative class was defined to include all students, nationwide, who paid tuition and fees during the following academic sessions: May 2020, July 2020, September 2020, November 2020, and January 2021. Plaintiff sought monetary relief exceeding $5 million, and attorneys’ fees, costs, and expenses. On April 5, 2021, Chamberlain filed a motion to dismiss the complaint in its entirety. The motion to dismiss was granted in full on August 16, 2021 and the case was dismissed. On September 14,

2021, plaintiff filed an appeal in the 6th Circuit asserting that the trial judge erred in dismissing Plaintiff’s complaint. Chamberlain intends to vigorously defend the appeal.

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

On July 22, 2021, plaintiffs Cheryl Burleigh and Chad Harris (both contributing faculty members at Walden) filed a class action complaint in Alameda County, California alleging violations of California wage and hour laws by Walden and Laureate Education, Inc. The complaint alleges that Walden’s “per assignment” pay scale results in uncompensated work time for Plaintiffs and class members for time spent in trainings and meetings. Plaintiffs also allege that they were not paid for meal and rest breaks, that they were not reimbursed for necessary business expenses, that Walden did not provide wage statements as required by California state law, and that they were not paid wages due upon termination. Plaintiffs also allege derivative claims under California’s Unfair Competition Law. The complaint seeks restitution including pay for uncompensated hours of work, unreimbursed business expenses and interest, liquidated damages, declaratory relief, injunctive relief, penalties, and attorney fees and costs. Walden and Laureate have filed a demurrer, and the parties are engaging in preliminary mediation discussions. Walden believes these allegations are without merit and intends to vigorously defend this case.

20. Segment Information

During the first quarter of fiscal year 2022, Adtalem made a change to its reportable segments to align with current strategic priorities and resource allocation. We present four reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing postsecondary education industry. This segment includes the operations of Chamberlain.

Walden – Offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees. This segment includes the operations of Walden University (“Walden”), which was acquired by Adtalem on August 12, 2021. See Note 3 “Acquisitions” for additional information on the acquisition.

Medical and Veterinary – Offers degree and non-degree programs in the medical and veterinary postsecondary education industry. This segment includes the operations of AUC, RUSM, and RUSVM, which are collectively referred to as the “medical and veterinary schools.”

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s operating income excluding special items. Operating income excludes special items, which consists of deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, and Walden intangible amortization. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Segments may have allocated depreciation expense related to depreciable assets reported as an asset in a different segment. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Revenue:
Chamberlain	$135,639	$133,764
Walden	68,617	—
Medical and Veterinary	84,814	85,062
Financial Services	59,257	49,415
Total consolidated revenue	$348,327	$268,241
Operating income excluding special items:
Chamberlain	$20,855	$30,169
Walden	11,012	—
Medical and Veterinary	15,665	22,841
Financial Services	13,449	8,687
Home Office and Other	(6,390)	(7,332)
Total consolidated operating income excluding special items	54,591	54,365
Reconciliation to Consolidated Financial Statements:
Deferred revenue adjustment	(6,207)	—
CEO transition costs	(6,195)	—
Restructuring expense	(3,916)	(4,223)
Business acquisition and integration expense	(26,553)	(13,436)
Walden intangible amortization expense	(16,451)	—
Total consolidated operating (loss) income	(4,731)	36,706
Net other expense	(46,515)	(2,170)
Total consolidated (loss) income from continuing operations before income taxes	$(51,246)	$34,536
Segment assets:
Chamberlain	$229,061	$212,177
Walden	1,703,019	—
Medical and Veterinary	730,096	764,205
Financial Services	592,029	579,634
Home Office and Other	513,985	773,881
Total consolidated assets	$3,768,190	$2,329,897
Capital expenditures:
Chamberlain	$3,645	$7,751
Walden	184	—
Medical and Veterinary	1,255	1,515
Financial Services	633	2,127
Home Office and Other	1,607	3,050
Total consolidated capital expenditures	$7,324	$14,443
Depreciation expense:
Chamberlain	$4,584	$3,840
Walden	1,712	—
Medical and Veterinary	3,455	3,533
Financial Services	1,019	729
Home Office and Other	780	873
Total consolidated depreciation expense	$11,550	$8,975
Intangible asset amortization expense:
Walden	$16,451	$—
Financial Services	2,486	2,518
Total consolidated intangible asset amortization expense	$18,937	$2,518

Adtalem conducts its educational and financial services operations in the U.S., Barbados, St. Kitts, St. Maarten, India, Europe, China, Canada, and the Middle East. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Revenue from unaffiliated customers:
Domestic operations	$248,139	$172,644
International operations:
Barbados, St. Kitts, and St. Maarten	84,814	85,062
Other	15,374	10,535
Total international	100,188	95,597
Total consolidated revenue	$348,327	$268,241
Long-lived assets:
Domestic operations	$332,458	$292,335
International operations:
Barbados, St. Kitts, and St. Maarten	157,972	183,343
Other	501	1,090
Total international	158,473	184,433
Total consolidated long-lived assets	$490,931	$476,768

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

Segments

During the first quarter of fiscal year 2022, Adtalem made a change to its reportable segments to align with current strategic priorities and resource allocation. We present four reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”).

Walden – Offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees. This segment includes the operations of Walden University (“Walden”), which was acquired by Adtalem on August 12, 2021. See Note 3 “Acquisitions” to the Consolidated Financial Statements for additional information on the acquisition.

Medical and Veterinary – Offers degree and non-degree programs in the medical and veterinary postsecondary education industry. This segment includes the operations of the American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”), which are collectively referred to as the “medical and veterinary schools.”

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

We continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional discontinued operations information.

Walden University Acquisition

On August 12, 2021, Adtalem completed the acquisition of all the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company, from Laureate Education, Inc. (“Laureate” or “Seller”) in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Membership Interest Purchase Agreement (the “Agreement) (the “Acquisition”). See the “Liquidity and Capital Resources” section of this MD&A for a discussion on the financing used to fund the Acquisition. The risks and uncertainties related to the Acquisition are described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“2021 Form 10-K”).

First Quarter Highlights

Financial and operational highlights for the first quarter of fiscal year 2022 include:

●	Adtalem revenue grew $80.1 million, or 29.9%, in the first quarter of fiscal year 2022 compared to the year-ago quarter. Excluding the effect of the Walden acquisition, Adtalem revenue grew $11.5 million, or 4.3%, in the first quarter of fiscal year 2022 compared to the year-ago quarter. The Chamberlain and Financial Services segments saw increased revenue.
●	Net loss attributable to Adtalem of $58.0 million ($1.17 diluted loss per share) decreased $77.9 million ($1.55 per share) in the first quarter of fiscal year 2022 compared to net income attributable to Adtalem of $19.9 million in the year-ago quarter. This decrease was primarily driven by an increase of $43.7 million in interest expense, $16.5 million in Walden intangible amortization expense, and $13.1 million in business acquisition and integration expense recorded in the first quarter of fiscal year 2022 compared to the year-ago quarter. Net income from continuing operations attributable to Adtalem excluding special items of $31.3 million ($0.62 diluted earnings per share) decreased $9.9 million ($0.16 per share), or 24.1%, in the first quarter of fiscal year 2022 compared to the year-ago quarter. This decrease was driven principally by increased interest expense, partially offset by a decrease in income tax expense driven by lower pre-tax income.
●	For the September 2021 session, new and total student enrollment at Chamberlain decreased 13.4% and 2.8%, respectively, compared to the same session last year. Chamberlain experienced declining enrollment in several programs, with the most pronounced being in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program.
●	On August 12, 2021, Adtalem completed its acquisition of Walden. For the September 2021 term, Adtalem added new and total student enrollment at Walden of 8,413 and 44,886 students, respectively.
●	For the September 2021 semester, new and total enrollment at the medical and veterinary schools decreased 4.6% and 6.9%, respectively, compared to the same semester last year.
●	ACAMS memberships have increased to more than 86,000 as of September 30, 2021 compared to more than 82,000 as of September 30, 2020.

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

Results of Operations

COVID-19 did not result in any significant revenue, operating income, or earnings per share losses in the first quarter of fiscal year 2022. Management anticipates COVID-19 could still negatively affect consolidated revenue, operating income, net income, and earnings per share during the remainder of fiscal year 2022 and beyond or as long as social distancing and other measures established to combat COVID-19 continue to disrupt the normal business operations of our convention providers and Financial Services customers. In the first quarter of fiscal year 2022, we experienced higher variable expenses associated with bringing students back to campus and providing a safe environment in the context of COVID-19 as we continue to move back to in-person instruction at Chamberlain and the medical and veterinary schools. These higher variable expenses are expected to continue during the remainder of fiscal year 2022; however, these are expenses incurred in the normal course of on campus operations and will not be categorized as COVID-19 expenses. COVID-19 effects on the first quarter of fiscal year 2022 and 2021 results of operations of the Adtalem institutions are described below.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their Bachelor of Science in Nursing (“BSN”) degree; at the onset of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs continued to successfully operate. For the September 2021 session, students and employees returned to several Chamberlain campuses for onsite instruction. Management believes that COVID-19 disruptions in the healthcare industry may have driven the enrollment decisions of potential students in the September 2021 session; however, COVID-19 did not result in measurable revenue losses or increased costs at Chamberlain in the first quarters of fiscal year 2022 or 2021. The extent of the impact during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences, all of which have resumed. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.
●Walden: Management believes that COVID-19 disruptions in the healthcare industry may have driven the enrollment decisions of potential students in the September 2021 session; however, COVID-19 did not result in measurable revenue losses or increased costs at Walden in the first quarter of fiscal year 2022. The extent of the impact during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines.
●AUC and RUSM: Medical students enrolled in the basic science portion of their program transitioned to online learning at the onset of the COVID-19 outbreak. Many students left St. Maarten and Barbados to continue their studies remotely from other locations. AUC and RUSM were able to provide remote learning and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the U.S. Secretary of Education that was included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020. The waiver was dependent upon the host country’s coronavirus state of emergency declaration. The nation of St. Maarten lifted their declaration in June 2020, and as a result, AUC’s ability to offer distance education ended after the September 2020 semester, requiring all AUC students to return to St. Maarten for basic science instruction effective January 2021. A limited number of RUSM students began returning to Barbados in January and May 2021 with a full return occurring for the September 2021 semester. The Consolidated Appropriates Act, 2021 (the “Appropriations Act”) was signed into law in December 2020, and corrected technical errors in the CARES Act, which clarified the authority to operate via distance learning due to a declaration of an emergency in an applicable country or a qualifying emergency in the U.S. This section also extends these flexibilities through the end of the qualifying emergency or June 30, 2022, whichever is later. The Appropriations Act provides Adtalem’s foreign institutions the ability to continue distance education without disruption to their students’ Title IV federal financial aid. COVID-19 did not result in significant revenue losses or increased costs within the basic science programs at the medical schools in the first quarters of fiscal year 2022 or 2021, except with respect to housing operations, as discussed below. COVID-19 will likely have minimal impact on basic science program revenue in fiscal year 2022, unless students choose to not continue or start their studies during this time of uncertainty. The extent of the impact during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines. Students who have completed their basic science education progress to clinical rotations in the U.S. and the U.K. Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses during this transition period and beyond. The COVID-19 surge experienced during the winter in fiscal year 2021 across the U.S. caused many partner hospitals to again reduce the hours available for clinical experiences. As a result, although many students were able to resume their clinical education during the second quarter of fiscal year 2021, management estimates that not being able to offer a full clinical program reduced combined revenue of AUC and RUSM by approximately $4 million and operating income losses by approximately $2 million in the first quarter of fiscal year 2021. As of June 2021, all clinical partners of AUC and RUSM have resumed their clinical programs. As a result, COVID-19 did not result in any lost clinical revenue in the first quarter of fiscal year 2022. Should future surges in COVID-19 again restrict the number of clinical hours available to our students, we could experience negative effects on revenue and operating income in future periods. Adtalem has clinical partnerships with hospitals across the U.S. and the U.K., minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income at AUC and RUSM, management estimates losses of housing and student transportation revenue and operating income of approximately $5 million and $3 million, respectively, in the first quarter of fiscal year 2021 due to students not returning to the St. Maarten and Barbados campuses. All students were back on the two campuses in the first quarter of fiscal year 2022, and therefore, COVID-19 did not result in lost housing and student transportation revenue in the first quarter of fiscal year 2022.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students left St. Kitts in March 2020 to continue their studies remotely from other locations. As of May 2021, all basic science students have returned to St. Kitts where lectures continue to be delivered remotely and labs are in-person. COVID-19 did not result in significant revenue losses or increased costs within the basic science program in the first quarters of fiscal year 2022 or 2021. We do not expect a significant impact from COVID-19 on the basic science program in fiscal year 2022, unless students choose to not continue or start their studies during this time of uncertainty. RUSVM continued to provide remote learning during the pandemic and students remained eligible for U.S. federal financial aid assistance under a waiver provided by the CARES Act and the Appropriations Act. The Appropriations Act extends through the end of the qualifying emergency or June 30, 2022, whichever is later, as described above. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, Australia, Ireland, New Zealand, and the U.K. A few universities initially suspended onsite clinical experiences and transitioned students to online education. All universities have since resumed onsite clinical courses. The initial suspensions did not significantly reduce revenue or operating income in the first quarters of fiscal year 2022 or 2021. While we do not expect a significant impact from COVID-19 at RUSVM, the extent of the impact on clinical experiences during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines.
●Financial Services: Most Financial Services content, including exam preparation, certification training, continuing education, and subscriptions is delivered online. Any classroom-based learning was moved to online. COVID-19 did not result in significant revenue or operating income losses in the first quarter of fiscal year 2022. No significant COVID-19 related cost increases were realized in Financial Services in the first quarters of fiscal year 2022 or 2021. COVID-19 did result in estimated revenue and operating income losses of approximately $5 million and $3 million, respectively, in first quarter of fiscal year 2021, primarily driven by the replacement of the Las Vegas live conference with a virtual conference. ACAMS was able to offer a hybrid (live and virtual) Las Vegas conference in September 2021; however, live conference revenue is not expected to return to pre-pandemic levels until COVID-19 restrictions are fully lifted across the world and customer apprehension dissipates. Virtual conferences were conducted throughout the pandemic, and additional conference revenue will be generated with virtual or hybrid events in the future; however, virtual conferences are unlikely to generate the same level of revenue and operating income as live conferences. Management believes that other than the ACAMS conferences, longer-term operating results in the Financial Services segment will not be significantly affected by COVID-19 unless there are major employment losses with accounting professionals and recent accounting graduates, or in the banking and mortgage sectors. This is not known and cannot be predicted at this time. At Becker, CPA testing sites are operating with available capacity; however, management believes hiring at CPA firms has not yet fully recovered.
●Administrative Operations: Most institution and home office administrative operations continue to principally be performed remotely. This includes operations in both the U.S. and all foreign locations. These remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have decreased, we would expect these costs to increase as the effects of COVID-19 dissipate. No significant home office costs were incurred related to COVID-19 in the first quarters of fiscal year 2022 or 2021 and no such costs are anticipated during the remainder of fiscal year 2022 and beyond.

Although COVID-19 has had a negative effect on the operating results of all five reporting units that contain goodwill and indefinite-lived intangible assets as of September 30, 2021, at this time none of the effects are considered significant enough to create an impairment triggering event since our annual goodwill impairment assessment on May 31, 2021. While management has considered the effects of the COVID-19 pandemic in evaluating the existence of an impairment triggering event, it is possible that effects to revenue and cash flows will be more significant than currently expected if the effects of the COVID-19 pandemic and social distancing measures established to combat the virus continue for an extended period of time. Should economic conditions deteriorate beyond expectations during the remainder of fiscal year 2022, an impairment triggering event could arise and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash and cash equivalents balance as of September 30, 2021 was $360.1 million. Adtalem generated $40.9 million in operating cash flow from continuing operations in the first three months of fiscal year 2022. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400 million revolving credit facility with availability of $246.6 million as of September 30, 2021. Management currently projects that COVID-19 will continue to have an effect on operations; however, we believe the current balances of cash, cash generated from operations, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans in the foreseeable future. See further discussion on the new financing executed to close the Acquisition in the section of this MD&A titled “Liquidity and Capital Resources.”

Results of Operations

The following table presents selected Consolidated Statements of Income (Loss) data as a percentage of revenue:

	Three Months Ended
	September 30,
	2021	2020
Revenue	100.0%	100.0%
Cost of educational services	46.8%	42.4%
Student services and administrative expense	45.8%	37.3%
Restructuring expense	1.1%	1.6%
Business acquisition and integration expense	7.6%	5.0%
Total operating cost and expense	101.4%	86.3%
Operating (loss) income	(1.4)%	13.7%
Net other expense	(13.4)%	(0.8)%
(Loss) income from continuing operations before income taxes	(14.7)%	12.9%
Benefit from (provision for) income taxes	3.0%	(2.6)%
(Loss) income from continuing operations	(11.7)%	10.2%
Loss from discontinued operations, net of tax	(5.0)%	(2.8)%
Net (loss) income	(16.7)%	7.4%
Net loss attributable to redeemable noncontrolling interest	0.0%	0.0%
Net (loss) income attributable to Adtalem	(16.7)%	7.4%

Revenue

The following table presents revenue by segment detailing the changes from the year-ago period (in thousands):

	Three Months Ended September 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Financial Services	Consolidated
Fiscal year 2021 as reported	$133,764	$—	$85,062	$49,415	$268,241
Organic growth (decline)	1,875	—	(248)	9,842	11,469
Effect of acquisitions	—	68,617	—	—	68,617
Fiscal year 2022 as reported	$135,639	$68,617	$84,814	$59,257	$348,327

Fiscal year 2022 % change:
Organic growth (decline)	1.4%	NM	(0.3)%	19.9%	4.3%
Effect of acquisitions	—	NM	—	—	25.6%
Fiscal year 2022 % change as reported	1.4%	NM	(0.3)%	19.9%	29.9%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2022
Session	July 2021	Sept. 2021
New students	2,810	5,487
% change from prior year	1.5%	(13.4)%
Total students	32,729	34,539
% change from prior year	1.6%	(2.8)%

	Fiscal Year 2021
Session	July 2020	Sept. 2020	Nov. 2020	Jan. 2021	Mar. 2021	May 2021
New students	2,768	6,333	2,931	5,202	3,283	4,363
% change from prior year	15.5%	13.2%	8.1%	(1.7)%	6.8%	3.6%
Total students	32,198	35,525	34,387	35,750	35,702	34,930
% change from prior year	12.2%	11.9%	10.2%	5.6%	5.8%	4.6%

Chamberlain revenue increased 1.4%, or $1.9 million, to $135.6 million in the first quarter of fiscal year 2022 compared to the year-ago period, driven by an increase in total student enrollment during the July 2021 session compared to the same session from the prior year. The July session contributes two-thirds of the revenue for the first quarter. Management believes that the launch of new programs, the addition of weekend and evening classes, the scaling provided by our multi-campus model, and the effectiveness of recent marketing investments have contributed to the enrollment increase and will drive future enrollment growth. Chamberlain admitted its largest class of campus students in September 2020, which partially explains the decline in the September 2021 comparable session, as enrollment returns to historical levels. Management believes that a decrease in new and total student enrollment in several programs, with the most pronounced being in the RN-to-BSN online degree program, may partially be driven by prolonged COVID-19 pandemic disruptions in the healthcare industry.

Chamberlain currently operates 23 campuses in 15 states, including Chamberlain’s newest campus in Irwindale, California, which began instruction in May 2021.

Tuition Rates:

Tuition for the Bachelor of Science in Nursing (“BSN”) onsite degree program ranges from $675 to $730 per credit hour. Tuition for the Registered Nurse to BSN (“RN-to-BSN”) online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $775 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the catalog.

Walden

Walden Student Enrollment:

Fiscal Year 2022
Term	Sept. 2021
New students	8,413
Total students	44,886

Walden new and total student enrollment represents those students attending instructional sessions as of September 30, 2021. Walden revenue was $68.6 million in the first quarter of fiscal year 2022, which includes the deferred revenue purchase accounting adjustment. There was no comparable revenue in the year-ago period as Adtalem acquired Walden on August 12, 2021. Management believes new and total enrollment was possibly negatively affected by COVID-19 disruptions in the healthcare industry and the negative publicity surrounding the now concluded U.S. Department of Justice inquiry into potential false representations and false advertising to students. This inquiry ultimately concluded favorably, with no findings of misconduct by Walden. In addition, the uncertainty from potential students around the change in control and the Walden acquisition may have negatively affected enrollment.

Tuition Rates:

On a per credit hour basis, tuition for Walden programs range from $120 per credit hour to $995 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $325 per credit hour. Other subscription based learning modalities are billed on a subscription or term basis and range from $1,500 to $6,800 per term. Students are charged a technology fee that ranges from $75 to $210 per term as well as a clinical fee of $150 per course for specific programs. Some programs require students to attend residencies, skills labs and pre-practicum labs which are charged at a range of $975 to $2,475 per event. These tuition rates, event charges, and fees do not include the cost of books or personal technology, supplies, transportation, or living expenses.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2022
Semester	Sept. 2021
New students	878
% change from prior year	(4.6)%
Total students	5,449
% change from prior year	(6.9)%

	Fiscal Year 2021
Semester	Sept. 2020	Jan. 2021	May 2021
New students	920	589	611
% change from prior year	5.5%	21.2%	12.3%
Total students	5,850	5,292	5,126
% change from prior year	4.3%	(6.2)%	(1.2)%

Medical and Veterinary revenue decreased 0.3%, or $0.2 million, to $84.8 million in the first quarter of fiscal year 2022 compared to the year-ago period, driven by lower enrollment, partially offset by an increase in clinical revenue at AUC and RUSM and increased housing revenue at RUSM.

In the September 2021 semester, total student enrollment increased at AUC but declined at RUSM and RUSVM while new student enrollment increased at RUSVM but declined at AUC and RUSM. The decline in total student enrollment at RUSM was driven by the inability to offer clinical experiences to all eligible students caused by an increase in students waiting to pass their USMLE Step 1 exam. If a student has not yet started in a clinical program, is not eligible to be enrolled in a clinical program, or not participating in other educational experiences, they are not included in the enrollment count for that semester. Management believes increased competition for students and hesitancy on participating in on campus instruction were drivers of lower new student enrollment.  Total enrollment at RUSM and RUSVM also declined due to higher student withdrawals and leaves of absence. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing and enrollment investments.

Tuition Rates:

●	Effective for semesters beginning in September 2021, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $23,800 and $26,625, respectively, per semester. These tuition rates represent a 2.4% increase from the prior academic year.
●	Effective for semesters beginning in September 2021, tuition rates for the beginning basic sciences and final clinical rotation portions of RUSM’s medical program are $24,750 and $27,310, respectively, per semester. These tuition rates represent a 2.4% increase from the prior academic year.
●	For students who entered the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) is $21,063 per semester effective September 2021. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical and clinical curriculum are $20,066 and $25,190, respectively, per semester effective September 2021. These tuition rates represent a 3.5% increase from the prior academic year.

The respective tuition rates for AUC, RUSM, and RUSVM do not include the cost of transportation, living expenses, or health insurance.

Financial Services

Financial Services revenue increased 19.9%, or $9.8 million, to $59.3 million in the first quarter of fiscal year 2022 compared to the year-ago period, driven principally by increased revenue at ACAMS and Becker. The ACAMS revenue increase was driven by sales of certification and training products as well as a hybrid Las Vegas conference in the first quarter of fiscal year 2022, which was entirely virtual last year due to COVID-19 restrictions. ACAMS memberships have increased to more than 86,000 as of September 30, 2021 compared to more than 82,000 as of September 30, 2020, driven by strong growth in the European region. The Becker revenue increase was driven by sales of the Certified Management Accountant (“CMA”) exam review products as well as the CPA exam review products.

Cost of Educational Services

The largest component of cost of educational services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and the provision for bad debts. The following table presents cost of educational services by segment detailing the changes from the year-ago period (in thousands):

	Three Months Ended September 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Financial Services	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$59,732	$—	$45,379	$8,005	$582	$113,698
Cost increase (decrease)	5,956	—	6,930	3,055	(582)	15,359
Effect of acquisitions	—	34,053	—	—	—	34,053
Fiscal year 2022 as reported	$65,688	$34,053	$52,309	$11,060	$—	$163,110

Fiscal year 2022 % change:
Cost increase	10.0%	NM	15.3%	38.2%	NM	13.5%
Effect of acquisitions	—	NM	—	—	NM	30.0%
Fiscal year 2022 % change as reported	10.0%	NM	15.3%	38.2%	NM	43.5%

Cost of educational services increased 43.5%, or $49.4 million, to $163.1 million in the first quarter of fiscal year 2022 compared to the year-ago period. Excluding the effect of the Walden acquisition, cost of education services increased 13.5%, or $15.4 million, in the first quarter of fiscal year 2022 compared to the year-ago period. Costs increased in the first quarter of fiscal year 2022 primarily driven by return to campus cost increases at Chamberlain, AUC, RUSM, and RUSVM, increased conference costs from delivering the ACAMS hybrid Las Vegas conference, increased clinical expense to support increased clinical hours and costs to support Chamberlain campus growth.

As a percentage of revenue, cost of educational services was 46.8% and 42.4% in the first quarter of fiscal year 2022 and 2021, respectively. The increase in the percentage was primarily the result of return to campus and the lower margins on ACAMS hybrid conferences.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to sales, student admissions, marketing and advertising, general and administrative, and amortization expense of finite-lived intangible assets related to business acquisitions. The following table presents student services and administrative expense by segment detailing the changes from the year-ago period (in thousands):

	Three Months Ended September 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Financial Services	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$43,864	$—	$16,841	$32,723	$6,750	$100,178
Cost increase (decrease)	5,232	—	(2)	2,025	(359)	6,896
Effect of acquisitions excluding special items	—	29,759	—	—	—	29,759
Walden intangible amortization expense	—	16,451	—	—	—	16,451
CEO transition costs	—	—	—	—	6,195	6,195
Fiscal year 2022 as reported	$49,096	$46,210	$16,839	$34,748	$12,586	$159,479

Fiscal year 2022 % change:
Cost increase (decrease)	11.9%	NM	(0.0)%	6.2%	NM	6.9%
Effect of acquisitions excluding special items	—	NM	—	—	NM	29.7%
Effect of Walden intangible amortization expense	—	NM	—	—	NM	16.4%
Effect of CEO transition costs	—	NM	—	—	NM	6.2%
Fiscal year 2022 % change as reported	11.9%	NM	(0.0)%	6.2%	NM	59.2%

Student services and administrative expense increased 59.2%, or $59.3 million, to $159.5 million in the first quarter of fiscal year 2022 compared to the year-ago period. Excluding the effect of the Walden acquisition and CEO transition costs, student services and administrative expense increased 6.9%, or $6.9 million, in the first quarter of fiscal year 2022 compared to the year-ago period. Increased costs at Chamberlain were primarily driven by higher marketing expense. Costs increased at Financial Services to support growth.

As a percentage of revenue, student services and administrative expense was 45.8% and 37.3% in the first quarter of fiscal year 2022 and 2021, respectively. The increase in the percentage was primarily the result of Walden intangible amortization expense and CEO transition costs.

Restructuring Expense

Restructuring expense was $3.9 million and $4.2 million in the first quarter of fiscal year 2022 and 2021, respectively. The primary driver of the decreased restructure expense in the first quarter of fiscal year 2022 was the result of a higher amount of charges in the first quarter of fiscal year 2021 related to Adtalem’s home office and ACAMS real estate consolidations. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

In addition to continuing to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities, we have begun additional restructuring plans to achieve synergies with the Walden acquisition.

Business Acquisition and Integration Expense

Business acquisition and integration expense was $26.6 million and $13.4 million in the first quarter of fiscal year 2022 and 2021, respectively. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. We expect to incur additional integration costs through the remainder of fiscal year 2022.

Operating (Loss) Income

The following table presents operating (loss) income by segment detailing the changes from the year-ago period (in thousands):

	Three Months Ended September 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Financial Services	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$30,169	$—	$22,841	$7,272	$(23,576)	$36,706
Organic change	(9,314)	—	(7,176)	4,762	942	(10,786)
Effect of acquisitions excluding special items	—	11,012	—	—	—	11,012
Deferred revenue adjustment change	—	(6,207)	—	—	—	(6,207)
CEO transition costs change	—	—	—	—	(6,195)	(6,195)
Restructuring expense change	—	—	—	594	(287)	307
Business acquisition and integration expense change	—	—	—	—	(13,117)	(13,117)
Walden intangible amortization expense change	—	(16,451)	—	—	—	(16,451)
Fiscal year 2022 as reported	$20,855	$(11,646)	$15,665	$12,628	$(42,233)	$(4,731)

The following table presents a reconciliation of operating (loss) income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Increase (Decrease)
Chamberlain:
Operating income (GAAP)	$20,855	$30,169	(30.9)%
Operating income excluding special items (non-GAAP)	$20,855	$30,169	(30.9)%

Walden:
Operating loss (GAAP)	$(11,646)	$—	NM
Deferred revenue adjustment	6,207	—
Walden intangible amortization expense	16,451	—
Operating income excluding special items (non-GAAP)	$11,012	$—	NM

Medical and Veterinary:
Operating income (GAAP)	$15,665	$22,841	(31.4)%
Operating income excluding special items (non-GAAP)	$15,665	$22,841	(31.4)%

Financial Services:
Operating income (GAAP)	$12,628	$7,272	73.7%
Restructuring expense	821	1,415
Operating income excluding special items (non-GAAP)	$13,449	$8,687	54.8%

Home Office and Other:
Operating loss (GAAP)	$(42,233)	$(23,576)	(79.1)%
CEO transition costs	6,195	—
Restructuring expense	3,095	2,808
Business acquisition and integration expense	26,553	13,436
Operating loss excluding special items (non-GAAP)	$(6,390)	$(7,332)	12.8%

Adtalem Global Education:
Operating (loss) income (GAAP)	$(4,731)	$36,706	NM
Deferred revenue adjustment	6,207	—
CEO transition costs	6,195	—
Restructuring expense	3,916	4,223
Business acquisition and integration expense	26,553	13,436
Walden intangible amortization expense	16,451	—
Operating income excluding special items (non-GAAP)	$54,591	$54,365	0.4%

Total consolidated operating loss of $4.7 million decreased $41.4 million in the first quarter of fiscal year 2022 compared to operating income of $36.7 million in the year-ago period. Excluding the effect of the Walden acquisition, total consolidated operating income decreased $29.8 million. The primary drivers of the decrease were increased costs at Chamberlain and Medical and Veterinary for return to campus, increased marketing expense at Chamberlain, increased business acquisition and integration costs, and CEO transition costs. These decreases were partially offset by increased operating income at Financial Services which was driven by revenue growth within the segment. Consolidated operating income excluding special items increased in the first quarter of fiscal year 2022 to $54.6 million, or 0.4%, compared to the year-ago period. The addition of operating income excluding special items from Walden was mostly offset by the drivers explained above for the other segments.

Chamberlain

Chamberlain operating income decreased 30.9%, or $9.3 million, to $20.9 million in the first quarter of fiscal year 2022 compared to the year-ago period. The primary driver of the decrease in operating income was an increase in costs for return to campus and increased marketing expense.

Walden

Walden operating loss was $11.6 million in the first quarter of fiscal year 2022, driven by intangible amortization expense and the deferred revenue purchase accounting adjustment. Segment operating income excluding special items was $11.0 million in the first quarter of fiscal year 2022. There was no comparable operating income in the year-ago period as Adtalem acquired Walden on August 12, 2021.

Medical and Veterinary

Medical and Veterinary operating income decreased 31.4%, or $7.2 million, to $15.7 million in the first quarter of fiscal year 2022 compared to the year-ago period. The primary driver of the decrease in operating income was an increase in costs for return to campus.

Financial Services

Financial Services operating income increased 73.7%, or $5.4 million, to $12.6 million in the first quarter of fiscal year 2022 compared to the year-ago period. Segment operating income excluding special items increased 54.8%, or $4.8 million, in the first quarter of fiscal year 2022 compared to the year-ago period. The primary driver of this increase was an increase in revenue at ACAMS and Becker, which resulted in improved operating income.

Net Other Expense

Net other expense was $46.5 million and $2.2 million in the first quarter of fiscal year 2022 and 2021, respectively. The increase in net other expense was primarily the result of increased borrowings (as discussed in Note 13 “Debt” to the Consolidated Financial Statements) to finance the Walden acquisition.

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

Our ETR from continuing operations was 20.7% and 20.5% in the three months ended September 30, 2021 and 2020, respectively.

On December 27, 2020, the Appropriations Act was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacted new provisions and extended certain provisions originated within the CARES Act, enacted on March 27, 2020, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Adtalem has elected not to defer the employees’ portion of payroll tax. Management does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

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

Discontinued Operations

We continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations.

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

Financial Aid

Like other higher education companies, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A. “Risk Factors” in our 2021 Form 10-K for a discussion of student financial aid related risks.

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

Walden must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Walden University is currently on a temporary provisional program participation agreement which is required for participation in Title IV programs on a month-to-month basis. Walden’s provisional certification prior to acquisition was due to Walden’s prior parent company (Laureate Education Inc.) failing composite score under ED’s financial responsibility standards and ED’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. As a result of Adtalem’s acquisition of Walden, the provisional nature of Walden’s program participation agreement remains in effect on a month-to-month basis while ED reviews the change in ownership application relating to the acquisition of Walden by Adtalem. Walden also is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as certain additional reporting and disclosure requirements. As of September 30, 2021, Adtalem maintains a letter of credit for $83.6 million in favor of ED, which allows Walden to participate in Title IV programs. This letter of credit, which was assumed in the Acquisition, reduces Adtalem’s borrowing capacity dollar-for-dollar under its Credit Facility (as defined in Note 13 “Debt” to the Consolidated Financial Statements).

We are required by various states to post a surety bond. The bonds reflect a financial guarantee of the total amount of non-Title IV adjusted gross tuition and fees from the enrollment of students. Restricted cash of $18.4 million related to these surety bonds was recorded within restricted cash on the Consolidated Balance Sheet as of September 30, 2021.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, Walden, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The Rescue Act enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change is subject to negotiated rulemaking, which will not begin prior to January 2022. The amended rule will first apply to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2020 and 2019. Final data for fiscal year 2021 is not yet available.

	Fiscal Year
	2020	2019
Chamberlain University	62%	62%
American University of the Caribbean School of Medicine	81%	75%
Ross University School of Medicine	85%	83%
Ross University School of Veterinary Medicine	84%	83%

Fiscal year data for Walden is not available as they previously reported on a calendar year basis. As reported by Laureate Education, Inc. in their February 2021 Annual Report on Form 10-K, Walden derived approximately 76% of its revenues (calculated on a cash basis) from Title IV program funds for the year ended December 31, 2020.

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third party review reports that have been made publicly available, Adtalem’s institutions that were owned at each reporting date have met this lower threshold for each fiscal year since the commitment was made. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

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

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. Changes to the manner in which the composite score is calculated that were effective on July 1, 2020 has negatively affected Adtalem’s composite score for fiscal year 2021 and will continue to negatively affect future Adtalem scores. At this time, management does not believe these changes by themselves will result in the score falling below 1.5. However, as a result of the acquisition of Walden and the related transactions, Adtalem expects its consolidated composite score to fall below 1.5 for its fiscal year 2022 financial responsibility test. If Adtalem becomes unable to meet requisite financial responsibility standards within the regulations, management believes it will be able to otherwise demonstrate its ability to continue to provide educational services; however, our institutions could still be subject to additional state regulatory approvals, heightened cash monitoring, or be required to post a letter of credit to continue to participate in federal and state financial assistance programs.

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $360.1 million, $494.6 million, and $561.2 million as of September 30, 2021, June 30, 2021, and September 30, 2020, respectively, included cash and cash equivalents held at Adtalem’s international operations of $73.7 million, $127.2 million, and $82.0 million as of September 30, 2021, June 30, 2021, and September 30, 2020, respectively, which is available to Adtalem for general corporate purposes.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $1.8 million, $0.4 million, and $0.9 million was held in restricted bank accounts as of September 30, 2021, June 30, 2021, and September 30, 2020, respectively. In addition, restricted cash of $18.4 million related to the surety bonds discussed above was recorded within restricted cash on the Consolidated Balance Sheet as of September 30, 2021. Finally, $818.6 million was recorded within restricted cash on the Consolidated Balance Sheet as of June 30, 2021, which represents cash held in an escrow account designated to fund the Acquisition and was not available to Adtalem for general corporate purposes (see Note 13 “Debt” to the Consolidated Financial Statements for additional information).

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Three Months Ended
	September 30,
	2021	2020
(Loss) income from continuing operations	$(40,634)	$27,446
Non-cash items	66,534	37,565
Changes in assets and liabilities	15,016	19,643
Net cash provided by operating activities-continuing operations	$40,916	$84,654

Net cash provided by operating activities from continuing operations in the three months ended September 30, 2021 was $40.9 million compared to $84.7 million in the year-ago period. The decrease was driven by increased interest payments and payments for business acquisition and integration expenses related to the Walden acquisition. The increase of $29.0 million in non-cash items between the three months ended September 30, 2021 and the three months ended September 30, 2020 was principally driven by increases in Walden intangible amortization expense, amortization of deferred financing fees, and stock-based compensation expense related to the CEO transition. The decrease of $4.6 million in cash generated from changes in assets and liabilities was primarily due to changes in accounts receivable, prepaid expenses, prepaid income taxes, accounts payable, accrued payroll and related taxes, accrued liabilities, accrued income taxes, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in the first three months of fiscal year 2022 and 2021 were $7.3 million and $14.4 million, respectively. The capital expenditures in fiscal year 2022 primarily consisted of spending for Chamberlain new campus development and improvements. Capital spending for the remainder of fiscal year 2022 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and Adtalem’s home office. Management anticipates full fiscal year 2022 capital spending to be in the $75 to $85 million range, including $7.3 million spent during the first three months of fiscal year 2022. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Net proceeds from (repayments of) long-term debt	$559,000	$(750)
Payment of debt discount and issuance costs	(49,553)	—
Other	5,571	(3,835)
Net cash provided by (used in) financing activities-continuing operations	$515,018	$(4,585)

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The twelfth and current share repurchase program commenced in January 2021. Repurchases were suspended in May 2021 after achieving management’s target of $100 million in repurchases for fiscal year 2021. We did not make any share repurchases during the three months ended September 30, 2021 and 2020. As of September 30, 2021, $245.2 million of authorized share repurchases were remaining under the current share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Prior Term Loan B (as defined in Note 13 “Debt” to the Consolidated Financial Statements) debt. We paid interest at a fixed rate of 0.946% and received variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Prior Term Loan B. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occurred on a monthly basis. The Swap was set to terminate on February 28, 2025. During the operating term of the Swap, the annual interest rate on the amount of the Prior Term B Loan is fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap was designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and are reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affect earnings. On July 29, 2021, prior to refinancing our Prior Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in the first quarter of fiscal year 2022.

As discussed in the previous section of this MD&A titled “Walden University Acquisition,” on August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.48 billion in cash, subject to certain adjustments set forth in the Agreement. On March 1, 2021, we issued $800 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem replaced the Prior Credit Facility and Prior Credit Agreement (as defined in Note 13 “Debt” to the Consolidated Financial Statements) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The proceeds of the Notes and the Term Loan B were used, among other things, to finance the Acquisition, refinance Adtalem’s Prior Credit Agreement, and pay fees and expenses related to the Acquisition. The Revolver will be used to finance ongoing working capital and for general corporate purposes. As of September 30, 2021, the amount of debt outstanding under the Notes and Credit Facility was $1,650.0 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

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

Material Cash Requirements

Long-Term Debt – We have issued $800 million of Notes and maintain a $1,250 million credit facility, which requires principal and interest payments. As of September 30, 2021, the amount of debt outstanding under the Notes and our Credit Facility was $1,650.0 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Credit Agreement.

Operating Lease Obligations – We have operating lease obligations for the minimum payments required under various lease agreements which are recorded on the Consolidated Balance Sheet. In addition, we sublease certain space to third parties, which partially offsets the lease obligations at these facilities. See Note 11 “Leases” to the Consolidated Financial Statements for additional information on our lease agreements.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates as disclosed in our 2021 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding the future impact of the COVID-19 pandemic, and the efficacy and distribution of the vaccines. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2021 Form 10-K and this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.

Non-GAAP Financial Measures and Reconciliations

We believe that certain non-GAAP financial measures provide investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations and are useful for period-over-period comparisons. We use these supplemental non-GAAP financial measures internally in our assessment of performance and budgeting process. However, these non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The following are non-GAAP financial measures used in this Quarterly Report on Form 10-Q:

Net income from continuing operations attributable to Adtalem excluding special items (most comparable GAAP measure: net (loss) income attributable to Adtalem) – Measure of Adtalem’s net (loss) income attributable to Adtalem adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, Walden intangible amortization expense, pre-acquisition interest expense, and loss from discontinued operations.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: (loss) earnings per share) – Measure of Adtalem’s diluted (loss) earnings per share adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, Walden intangible amortization expense, pre-acquisition interest expense, and loss from discontinued operations.

Operating income excluding special items (most comparable GAAP measure: operating (loss) income) – Measure of Adtalem’s operating (loss) income adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, and Walden intangible amortization expense. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Deferred revenue adjustment related to a revenue purchase accounting adjustment to record Walden’s deferred revenue at fair value.
●	CEO transition costs related to acceleration of stock-based compensation expense.
●	Restructuring charges primarily related to plans to achieve synergies with the Walden acquisition and real estate consolidations at Adtalem’s home office and ACAMS.
●	Business acquisition and integration expense include expenses related to the Walden acquisition.
●	Walden amortization expense on acquired intangible assets.
●	Pre-acquisition interest expense related to financing arrangements in connection with the Walden acquisition.
●	Loss from discontinued operations includes costs related to DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net (loss) income attributable to Adtalem reconciliation to net income from continuing operations attributable to Adtalem excluding special items (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Net (loss) income attributable to Adtalem (GAAP)	$(58,004)	$19,930
Deferred revenue adjustment	6,207	—
CEO transition costs	6,195	—
Restructuring expense	3,916	4,223
Business acquisition and integration expense	26,553	13,436
Walden intangible amortization expense	16,451	—
Pre-acquisition interest expense	31,634	—
Income tax impact on non-GAAP adjustments (1)	(19,064)	(3,998)
Loss from discontinued operations	17,370	7,607
Net income from continuing operations attributable to Adtalem excluding special items (non-GAAP)	$31,258	$41,198
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

(Loss) earnings per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Three Months Ended
	September 30,
	2021	2020
(Loss) earnings per share, diluted (GAAP)	$(1.17)	$0.38
Effect on diluted earnings per share:
Deferred revenue adjustment	0.12	-
CEO transition costs	0.12	-
Restructuring expense	0.08	0.08
Business acquisition and integration expense	0.53	0.25
Walden intangible amortization expense	0.33	-
Pre-acquisition interest expense	0.63	-
Income tax impact on non-GAAP adjustments (1)	(0.38)	(0.08)
Loss from discontinued operations	0.35	0.14
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$0.62	$0.78
Diluted shares used in non-GAAP EPS calculation	50,222	52,797
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rate on Adtalem’s Term Loan B is based upon LIBOR for eurocurrency rate loans or an alternative base rate for periods typically ranging from one to three months. As of September 30, 2021, Adtalem had $850.0 million in outstanding borrowings under the Term Loan B with an interest rate of 5.25%. Based upon borrowings of $850.0 million, a 100 basis point increase in short-term interest rates would result in $2.8 million of additional annual interest expense.

Interest on our Credit Facility is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar year 2021, but that it will not use its powers to compel contributions beyond such date. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts. The Credit Agreement provides guidance surrounding the implementation of a replacement benchmark rate, however the specific replacement benchmark rate has not been identified.

There have been no other material changes in Adtalem’s market risk exposure during the first three months of fiscal year 2022. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2021 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, Adtalem completed its acquisition of Walden on August 12, 2021 (the “Acquired Company”). See Note 3 “Acquisitions” to the Consolidated Financial Statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q for a discussion of the acquisition and related financial data. Adtalem is currently in the process of integrating the Acquired Company’s internal controls over financial reporting. Except for the inclusion of the Acquired Company, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 19 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Item 1A. “Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which could materially affect Adtalem’s business, financial condition, or future results, should be carefully considered. Such risks are not the only risks facing Adtalem. Additional risks and uncertainties not currently known to Adtalem or that management currently deems to be immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to Adtalem’s risk factors since its Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 - July 31, 2021	—	$—	—	$245,231,124
August 1, 2021 - August 31, 2021	—	—	—	245,231,124
September 1, 2021 - September 30, 2021	—	—	—	245,231,124
Total	—	$—	—	$245,231,124
(1)

On November 8, 2018, we announced that the Board of Directors of Adtalem (the “Board”) authorized the eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allows Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The twelfth and current share repurchase program commenced in January 2021. Repurchases were suspended in May 2021 after achieving management’s target of $100 million in repurchases for fiscal year 2021. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	—	$—	NA	NA
August 1, 2021 - August 31, 2021	60,563	36.78	NA	NA
September 1, 2021 - September 30, 2021	—	—	NA	NA
Total	60,563	$36.78	NA	NA
(1)

Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10(a)*	Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)
10(b)*	Form of Incentive Stock Option Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)
10(c)*	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)
10(d)*	Form of Restricted Stock Unit Award Agreement for Directors under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)
10(e)*	Form of Restricted Stock Unit Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)
10(f)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)
10(g)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)
10(h)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013 (effective fiscal year 2022)
10.1*

Executive Employment Agreement effective September 8, 2021, between the Registrant and Lisa W. Wardell (incorporated by reference to Exhibit 10.1 to Adtalem’s Current Report on Form 8-K/A filed with the SEC on September 13, 2021)

10.2*

Severance Agreement and General Release dated September 13, 2021 by and between the Registrant and Kathy Boden Holland (incorporated by reference to Exhibit 10.1 to Adtalem’s Current Report on Form 8-K/A filed with the SEC on September 14, 2021)

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

Adtalem Global Education Inc.

Date: November 3, 2021	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)