Form 10-Q
period 2021-12-31
Adtalem Global Education Inc.
filed 2022-02-08
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	ATGE	New York Stock Exchange
Common stock, $0.01 par value per share	ATGE	Chicago Stock Exchange

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

As of February 1, 2022, there were 49,807,162 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	December 31,	June 30,	December 31,
	2021	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$275,420	$476,377	$415,907
Restricted cash	1,224	819,003	39,425
Accounts receivable, net	92,744	43,041	71,614
Prepaid expenses and other current assets	166,722	128,217	96,910
Current assets held for sale	74,397	48,315	56,704
Total current assets	610,507	1,514,953	680,560
Noncurrent assets:
Property and equipment, net	301,666	283,692	279,186
Operating lease assets	155,356	167,365	191,028
Deferred income taxes	61,536	53,486	53,592
Intangible assets, net	923,701	137,500	137,500
Goodwill	960,058	310,210	310,210
Other assets, net	117,621	86,040	88,362
Noncurrent assets held for sale	529,328	531,597	534,442
Total noncurrent assets	3,049,266	1,569,890	1,594,320
Total assets	$3,659,773	$3,084,843	$2,274,880

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$65,422	$42,421	$39,255
Accrued payroll and benefits	52,086	54,331	31,983
Accrued liabilities	134,585	126,344	97,013
Deferred revenue	124,347	68,807	69,652
Current operating lease liabilities	54,845	53,991	50,657
Current portion of long-term debt	8,500	3,000	3,000
Current liabilities held for sale	57,690	59,913	49,296
Total current liabilities	497,475	408,807	340,856
Noncurrent liabilities:
Long-term debt	1,599,538	1,067,711	284,131
Long-term operating lease liabilities	155,827	167,066	194,355
Deferred income taxes	27,127	26,177	24,732
Other liabilities	58,040	78,705	80,883
Noncurrent liabilities held for sale	32,086	33,517	33,549
Total noncurrent liabilities	1,872,618	1,373,176	617,650
Total liabilities	2,370,093	1,781,983	958,506
Commitments and contingencies (Note 19)
Redeemable noncontrolling interest	1,790	1,790	2,595
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 49,797, 49,253, and 50,632 shares outstanding as of December 31, 2021, June 30, 2021, and December 31, 2020, respectively	817	811	810
Additional paid-in capital	542,296	519,826	512,102
Retained earnings	1,964,954	2,005,105	1,970,813
Accumulated other comprehensive loss	(634)	(7,365)	(7,711)
Treasury stock, at cost, 31,908, 31,846, and 30,389 shares as of December 31, 2021, June 30, 2021, and December 31, 2020, respectively	(1,219,543)	(1,217,307)	(1,162,235)
Total shareholders' equity	1,287,890	1,301,070	1,313,779
Total liabilities and shareholders' equity	$3,659,773	$3,084,843	$2,274,880

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Income (Loss)

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue	$371,198	$234,396	$660,268	$453,222
Operating cost and expense:
Cost of educational services	180,420	120,827	332,470	226,520
Student services and administrative expense	153,597	72,260	283,033	143,090
Restructuring expense	3,387	1,166	6,481	4,082
Business acquisition and integration expense	9,060	11,079	35,613	24,515
Total operating cost and expense	346,464	205,332	657,597	398,207
Operating income	24,734	29,064	2,671	55,015
Other income (expense):
Interest and dividend income	861	1,219	1,739	2,223
Interest expense	(25,929)	(3,736)	(73,322)	(7,428)
Investment gain	—	1,005	—	1,523
Net other expense	(25,068)	(1,512)	(71,583)	(3,682)
(Loss) income from continuing operations before income taxes	(334)	27,552	(68,912)	51,333
Benefit from (provision for) income taxes	39,368	(3,611)	30,764	(7,806)
Income (loss) from continuing operations	39,034	23,941	(38,148)	43,527
Discontinued operations:
Income (loss) from discontinued operations before income taxes	4,159	72	(1,891)	743
Provision for income taxes	(25,340)	(864)	(112)	(1,282)
Loss from discontinued operations	(21,181)	(792)	(2,003)	(539)
Net income (loss)	17,853	23,149	(40,151)	42,988
Net loss attributable to redeemable noncontrolling interest from discontinued operations	—	166	—	257
Net income (loss) attributable to Adtalem Global Education	$17,853	$23,315	$(40,151)	$43,245

Amounts attributable to Adtalem Global Education:
Net income (loss) from continuing operations	$39,034	$23,941	$(38,148)	$43,527
Net loss from discontinued operations	(21,181)	(626)	(2,003)	(282)
Net income (loss) attributable to Adtalem Global Education	$17,853	$23,315	$(40,151)	$43,245

Earnings (loss) per share attributable to Adtalem Global Education:
Basic:
Continuing operations	$0.78	$0.46	$(0.77)	$0.83
Discontinued operations	$(0.43)	$(0.01)	$(0.04)	$(0.01)
Net	$0.36	$0.45	$(0.81)	$0.83
Diluted:
Continuing operations	$0.78	$0.46	$(0.77)	$0.83
Discontinued operations	$(0.42)	$(0.01)	$(0.04)	$(0.01)
Net	$0.36	$0.44	$(0.81)	$0.82

Weighted-average shares outstanding:
Basic shares	49,776	52,251	49,719	52,358
Diluted shares	50,237	52,441	49,719	52,622

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income (loss)	$17,853	$23,149	$(40,151)	$42,988
Other comprehensive income (loss), net of tax
Gain on foreign currency translation adjustments	106	443	36	761
Unrealized gain on available-for-sale marketable securities	—	2	—	1
Unrealized gain on interest rate swap	—	456	—	582
Comprehensive income (loss) before reclassification	17,959	24,050	(40,115)	44,332
Reclassification adjustment for unrealized loss on interest rate swap	—	—	6,695	—
Comprehensive income (loss)	17,959	24,050	(33,420)	44,332
Comprehensive loss attributable to redeemable noncontrolling interest from discontinued operations	—	166	—	257
Comprehensive income (loss) attributable to Adtalem Global Education	$17,959	$24,216	$(33,420)	$44,589

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2021	2020
Operating activities:
Net (loss) income	$(40,151)	$42,988
Loss from discontinued operations	2,003	539
(Loss) income from continuing operations	(38,148)	43,527
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	13,931	6,967
Amortization and adjustments to operating lease assets	24,421	26,676
Depreciation	22,130	16,722
Amortization of intangible assets	47,150	—
Amortization of debt discount and issuance costs	19,985	828
Provision for bad debts	12,577	5,157
Deferred income taxes	(9,331)	(1,382)
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	266	1,593
Realized and unrealized gain on investments	—	(1,524)
Changes in assets and liabilities:
Accounts receivable	(33,765)	(10,362)
Prepaid expenses and other current assets	(29,686)	5,095
Accounts payable	(8,304)	3,678
Accrued payroll and benefits	(26,594)	(9,816)
Accrued liabilities	(10,524)	797
Deferred revenue	44,582	6,157
Operating lease liabilities	(23,027)	(24,321)
Other assets and liabilities	(24,631)	(11,835)
Net cash (used in) provided by operating activities-continuing operations	(18,968)	57,957
Net cash provided by operating activities-discontinued operations	20,062	5,436
Net cash provided by operating activities	1,094	63,393
Investing activities:
Capital expenditures	(14,772)	(19,704)
Proceeds from sales of marketable securities	—	1,565
Purchases of marketable securities	—	(1,613)
Payment for purchase of business, net of cash and restricted cash acquired	(1,488,054)	—
Net cash used in investing activities-continuing operations	(1,502,826)	(19,752)
Net cash used in investing activities-discontinued operations	(2,199)	(4,471)
Net cash used in investing activities	(1,505,025)	(24,223)
Financing activities:
Proceeds from exercise of stock options	8,200	56
Employee taxes paid on withholding shares	(2,518)	(4,073)
Proceeds from stock issued under Colleague Stock Purchase Plan	244	83
Repurchases of common stock for treasury	—	(44,963)
Proceeds from long-term debt	850,000	—
Repayments of long-term debt	(291,000)	(1,500)
Payment of debt discount and issuance costs	(49,553)	(1,722)
Net cash provided by (used in) financing activities	515,373	(52,119)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36	565
Net decrease in cash, cash equivalents and restricted cash	(988,522)	(12,384)
Cash, cash equivalents and restricted cash at beginning of period	1,313,616	501,105
Cash, cash equivalents and restricted cash at end of period	325,094	488,721
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	48,450	33,389
Cash, cash equivalents and restricted cash at end of period	$276,644	$455,332

See accompanying notes to consolidated financial statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
September 30, 2020	81,001	$810	$508,487	$1,947,498	$(8,612)	28,912	$(1,117,212)	$1,330,971
Net income attributable to Adtalem Global Education				23,315				23,315
Other comprehensive income, net of tax					901			901
Stock-based compensation			3,648					3,648
Net activity from stock-based compensation awards	20					5	(152)	(152)
Proceeds from stock issued under Colleague Stock Purchase Plan			(33)			(2)	92	59
Repurchases of common stock for treasury						1,474	(44,963)	(44,963)
December 31, 2020	81,021	$810	$512,102	$1,970,813	$(7,711)	30,389	$(1,162,235)	$1,313,779

September 30, 2021	81,656	$817	$537,402	$1,947,101	$(740)	31,903	$(1,219,399)	$1,265,181
Net income attributable to Adtalem Global Education				17,853				17,853
Other comprehensive income, net of tax					106			106
Stock-based compensation			4,381					4,381
Net activity from stock-based compensation awards	49		514			9	(290)	224
Proceeds from stock issued under Colleague Stock Purchase Plan			(1)			(4)	146	145
December 31, 2021	81,705	$817	$542,296	$1,964,954	$(634)	31,908	$(1,219,543)	$1,287,890

June 30, 2020	80,665	$807	$504,434	$1,927,568	$(9,055)	28,794	$(1,113,333)	$1,310,421
Net income attributable to Adtalem Global Education				43,245				43,245
Other comprehensive income, net of tax					1,344			1,344
Stock-based compensation			7,657					7,657
Net activity from stock-based compensation awards	356	3	53			124	(4,073)	(4,017)
Proceeds from stock issued under Colleague Stock Purchase Plan			(42)			(3)	134	92
Repurchases of common stock for treasury						1,474	(44,963)	(44,963)
December 31, 2020	81,021	$810	$512,102	$1,970,813	$(7,711)	30,389	$(1,162,235)	$1,313,779

June 30, 2021	81,099	$811	$519,826	$2,005,105	$(7,365)	31,846	$(1,217,307)	$1,301,070
Net loss attributable to Adtalem Global Education				(40,151)				(40,151)
Other comprehensive income, net of tax					36			36
Reclassification adjustment for unrealized loss on interest rate swap					6,695			6,695
Stock-based compensation			14,287					14,287
Net activity from stock-based compensation awards	606	6	8,194			69	(2,518)	5,682
Proceeds from stock issued under Colleague Stock Purchase Plan			(11)			(7)	282	271
December 31, 2021	81,705	$817	$542,296	$1,964,954	$(634)	31,908	$(1,219,543)	$1,287,890

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

As of December 31, 2021, Adtalem eliminated its Financial Services segment when the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine were classified as discontinued operations and assets held for sale. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have classified ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information.

We present three reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”).

Walden – Offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. This segment includes the operations of Walden University (“Walden”), which was acquired by Adtalem on August 12, 2021. Business acquisition and integration costs incurred for this transaction were $9.1 million and $35.6 million in the three and six months ended December 31, 2021, respectively, and $11.1 million and $24.5 million in the three and six months ended December 31, 2020, respectively. See Note 3 “Acquisitions” for additional information on the acquisition.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

A full listing of our significant accounting policies is described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“2021 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with GAAP for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our 2021 Form 10-K.

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

Recently issued accounting standards not yet adopted

In October 2021, the FASB issued ASU No. 2021-08: “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We do not expect to early adopt these amendments during fiscal year 2022, and therefore, Adtalem’s Consolidated Financial Statements would not be impacted during fiscal year 2022. Management is evaluating if we will early adopt the amendments during the first quarter of fiscal year 2023.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

3. Acquisitions

Walden University

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interests of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million. Adtalem funded the purchase with the $800 million in Notes (as defined in Note 13 “Debt”), the $850 million Term Loan B (as defined in Note 13 “Debt”), and available cash on hand. Walden offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees. The acquisition furthers Adtalem’s growth strategy into becoming a leading workforce solutions provider.

The operations of Walden are included in Adtalem’s Walden reportable segment (see Note 20 “Segment Information”). The results of Walden’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition, which included revenue of $140.6 million and $209.2 million and net loss of $1.8 million and $10.5 million from the operations of Walden for the three and six months ended December 31, 2021, respectively. In addition, we incurred acquisition-related costs of $22.3 million in the six months ended December 31, 2021, and $5.8 million and $14.4 million in the three and six months ended December 31, 2020, respectively, which were included in business acquisition and integration expense in the Consolidated Statements of Income (Loss).

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

August 12,
2021
Assets acquired:
Cash and cash equivalents	$65,010
Restricted cash	18,389
Accounts receivable, net	22,091
Prepaid expenses and other current assets	8,819
Property and equipment, net	25,882
Operating lease assets	6,096
Intangible assets	833,351
Goodwill	649,848
Other assets, net	21,316
Total assets acquired	1,650,802
Liabilities assumed:
Accounts payable	31,971
Accrued payroll and benefits	24,376
Accrued liabilities	1,620
Deferred revenue	10,958
Current operating lease liabilities	1,983
Long-term operating lease liabilities	4,343
Other liabilities	4,098
Total liabilities assumed	79,349
Net assets acquired	$1,571,453

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, was all assigned to the Walden reporting unit and reportable segment. The amounts in the table above changed from that reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 after an adjustment to purchase accounting and due to a working capital purchase price adjustment. The entire goodwill amount is expected to be tax deductible.

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

The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on July 1, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue	$371,198	$394,908	$729,507	$781,094
Net income (loss) attributable to Adtalem	$29,535	$16,671	$14,842	$(6,740)

The unaudited pro forma financial information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from July 1, 2020, with the consequential tax effects. The unaudited pro forma financial information also includes adjustments to reflect the additional interest expense on the debt we issued to fund the acquisition (see Note 13 “Debt” for additional information). As the ticking fees are representative of the historical interest expense incurred by Adtalem on the Term Loan B from the period of February 12, 2021 to August 12, 2021 and the unaudited pro forma financial information for the three and six months ended December 31, 2020 has been adjusted to include interest expense assuming the Term Loan B had been entered into as of July 1, 2020, we have made a further adjustment to remove the ticking fees recognized in the unaudited pro forma financial information for the six months ended December 31, 2021 (see Note 13 “Debt” for additional information on ticking fees). Had the Term Loan B been drawn upon on July 1, 2020, none of the ticking fees would have been incurred and, accordingly, the inclusion of such amounts would be duplicative to the interest expense incurred by Adtalem on a pro forma basis. The acquisition transaction costs we incurred in connection with the Walden acquisition are reflected in the unaudited pro forma financial information results for the six months ended December 31, 2020.

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

4. Discontinued Operations and Assets Held for Sale

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. Adtalem received $2.9 million during the second quarter of fiscal year 2022 related to the earn-out, which was recorded within discontinued operations in the Consolidated Statements of Income (Loss) for the three and six months ended December 31, 2021. In connection with the closing of the sale, Adtalem loaned to DeVry

University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “ DeVry Note”). The DeVry Note bears interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. Based on the terms of the DeVry Note, DeVry University may make prepayments and may be required to make prepayments on the DeVry Note. The DeVry Note is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of each of December 31, 2021 and June 30, 2021, and other assets, net as of December 31, 2020. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option with the exception of one lease which expires in December 2023. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases.

On January 24, 2022, Adtalem entered into an Equity Purchase Agreement (“Purchase Agreement”) with Wendel Group and Colibri Group (“Purchaser”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem will sell all of the issued and outstanding shares of ACAMS, Becker, and OCL to the Purchaser for $1 billion. This transaction is expected to be completed in the third quarter of fiscal year 2022. This sale is the culmination of a long-term strategy to sharpen the focus of our portfolio and enhance our ability to address the rapidly growing and unmet demand for healthcare professions in the U.S. In addition, Adtalem is in the process of selling EduPristine. As the potential sale of ACAMS, Becker, OCL, and EduPristine represents a strategic shift that will have a major effect on Adtalem’s operations and financial results, these businesses previously included in our former Financial Services segment are presented in Adtalem’s financial reporting as discontinued operations. All prior periods presented disclose Financial Services assets and liabilities as held for sale, and operations and cash flows of Financial Services as discontinued operations.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale, which includes ACAMS, Becker, OCL, and EduPristine (in thousands):

	December 31,	June 30,	December 31,
	2021	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$48,450	$18,236	$33,389
Accounts receivable, net	21,960	24,955	19,437
Prepaid expenses and other current assets	3,987	5,124	3,878
Total current assets held for sale	74,397	48,315	56,704
Noncurrent assets:
Property and equipment, net	14,065	13,545	11,050
Operating lease assets	1,172	1,578	1,926
Intangible assets, net	133,777	138,749	145,018
Goodwill	376,165	376,164	376,347
Other assets, net	4,149	1,561	101
Total noncurrent assets held for sale	529,328	531,597	534,442
Total assets held for sale	$603,725	$579,912	$591,146

Liabilities:
Current liabilities:
Accounts payable	$14,242	$13,650	$9,780
Accrued payroll and benefits	7,551	10,121	7,011
Accrued liabilities	3,752	2,914	3,464
Deferred revenue	31,017	31,890	27,748
Current operating lease liabilities	1,128	1,338	1,293
Total current liabilities held for sale	57,690	59,913	49,296
Noncurrent liabilities:
Long-term operating lease liabilities	342	789	1,485
Deferred income taxes	30,827	31,821	31,163
Other liabilities	917	907	901
Total noncurrent liabilities held for sale	32,086	33,517	33,549
Total liabilities held for sale	$89,776	$93,430	$82,845

The following is a summary of income statement information of operations reported as discontinued operations, which includes ACAMS, Becker, OCL, and EduPristine, and activity related to the DeVry University divestiture, which includes litigation and settlement costs we continue to incur and the earn-out we received (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue	$53,082	$48,715	$112,339	$98,130
Operating cost and expense:
Cost of educational services	8,914	5,996	19,974	14,001
Student services and administrative expense	39,060	42,647	93,307	82,079
Restructuring expense	949	—	949	1,307
Total operating cost and expense	48,923	48,643	114,230	97,387
Income (loss) from discontinued operations before income taxes	4,159	72	(1,891)	743
Provision for income taxes	(25,340)	(864)	(112)	(1,282)
Loss from discontinued operations	(21,181)	(792)	(2,003)	(539)
Net loss attributable to redeemable noncontrolling interest from discontinued operations	—	166	—	257
Net loss from discontinued operations attributable to Adtalem	$(21,181)	$(626)	$(2,003)	$(282)

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition	$121,549	$133,493	$87,064	$342,106
Fees and educational products	17,572	7,134	1,436	26,142
Other	—	—	2,950	2,950
Total	$139,121	$140,627	$91,450	$371,198

	Six Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition	$239,935	$198,111	$168,188	$606,234
Fees and educational products	34,825	11,133	2,787	48,745
Other	—	—	5,289	5,289
Total	$274,760	$209,244	$176,264	$660,268

	Three Months Ended December 31, 2020
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition	$123,485	$—	$90,806	$214,291
Fees and educational products	18,492	—	1,362	19,854
Other	—	—	251	251
Total	$141,977	$—	$92,419	$234,396

	Six Months Ended December 31, 2020
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition	$239,581	$—	$173,599	$413,180
Fees and educational products	36,160	—	3,093	39,253
Other	—	—	789	789
Total	$275,741	$—	$177,481	$453,222

In addition, see Note 20 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Tuition: The majority of revenue is derived from tuition, which is recognized on a straight-line basis over the term as instruction is delivered.

Fees and educational products: Fees and educational products revenue consist of fees, books, and other educational products. Fees are recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these books and other educational products on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor, which revenue was not significant for the three and six months ended December 31, 2021 and 2020.

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

Revenue of $68.8 million was recognized during the first six months of fiscal year 2022 that was included in the deferred revenue balance at the beginning of fiscal year 2022. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

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

6. Restructuring Charges

During the second quarter and first six months of fiscal year 2022, Adtalem recorded restructuring charges primarily related to workforce reductions related to synergy actions with regard to the Walden acquisition and Adtalem’s home office real estate consolidations. During the second quarter and first six months of fiscal year 2021, Adtalem recorded restructuring charges primarily related to Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 20 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$263	$72	$335	$263	$72	$335
Walden	—	1,791	1,791	—	1,791	1,791
Medical and Veterinary	62	126	188	62	126	188
Home Office and Other	657	416	1,073	1,646	2,521	4,167
Total	$982	$2,405	$3,387	$1,971	$4,510	$6,481

	Three Months Ended December 31, 2020			Six Months Ended December 31, 2020
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Home Office and Other	$1,166	$—	$1,166	$3,592	$490	$4,082
Total	$1,166	$—	$1,166	$3,592	$490	$4,082

The following table summarizes the separation and restructuring plan activity for fiscal years 2021 and 2022, for which cash payments are required (in thousands):

Liability balance as of June 30, 2020	$1,435
Increase in liability (separation and other charges)	490
Reduction in liability (payments and adjustments)	(1,925)
Liability balance as of June 30, 2021	—
Increase in liability (separation and other charges)	5,219
Reduction in liability (payments and adjustments)	(2,241)
Liability balance as of December 31, 2021	$2,978

Of this liability balance, $2.7 million is recorded as accrued liabilities and $0.3 million is recorded as other liabilities on the Consolidated Balance Sheet as of December 31, 2021. In addition to continuing to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities, we have begun implementing additional restructuring plans to achieve synergies with the Walden acquisition.

7. Income Taxes

Our income tax benefits from continuing operations were $39.4 million and $30.8 million in the three and six months ended December 31, 2021, respectively, and our income tax expenses from continuing operations were $3.6 million and $7.8 million in the three and six months ended December 31, 2020, respectively. The income tax benefits in fiscal year 2022 and the income tax expenses in fiscal year 2021 reflect the U.S. federal tax rate of 21% adjusted for state and local taxes, foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. The increase in the fiscal year 2022 income tax provision benefit is the result of the losses incurred for the three and six months ended December 31, 2021, and a catch-up tax benefit recorded in the second quarter of fiscal year 2022 due to the change in the full year effective tax rate after reflecting discontinued operations treatment for the Financial Services segment.

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacted new provisions and extended certain provisions originated within the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act,”) enacted on March 27, 2020, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Adtalem elected not to defer the employees’ portion of payroll tax. Management does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

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

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and stock awards not included in the computation of diluted earnings per share when their effect is antidilutive (in thousands, except per share data). As a result of incurring a net loss from continuing operations for the six months ended December 31, 2021, potential common shares of 447 thousand were excluded from diluted loss per share because the effect would have been antidilutive.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$39,034	$23,941	$(38,148)	$43,527
Discontinued operations	(21,181)	(626)	(2,003)	(282)
Net	$17,853	$23,315	$(40,151)	$43,245

Denominator:
Weighted-average basic shares outstanding	49,776	52,251	49,719	52,358
Effect of dilutive stock awards	461	190	—	264
Weighted-average diluted shares outstanding	50,237	52,441	49,719	52,622

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$0.78	$0.46	$(0.77)	$0.83
Discontinued operations	$(0.43)	$(0.01)	$(0.04)	$(0.01)
Net	$0.36	$0.45	$(0.81)	$0.83
Diluted:
Continuing operations	$0.78	$0.46	$(0.77)	$0.83
Discontinued operations	$(0.42)	$(0.01)	$(0.04)	$(0.01)
Net	$0.36	$0.44	$(0.81)	$0.82

Weighted-average antidilutive stock awards	1,336	1,168	1,254	1,059

9. Accounts Receivable and Credit Losses

We categorize our accounts receivable balances as trade receivables or financing receivables. Our trade receivables relate to student balances occurring in the normal course of business. Trade receivables have a term of less than one year and are included in accounts receivable, net on our Consolidated Balance Sheets. Our financing receivables relate to credit extension programs where the student is provided payment terms in excess of one year with their respective school and are included in accounts receivable, net and other assets, net on our Consolidated Balance Sheets.

The classification of our accounts receivable balances was as follows (in thousands):

	December 31, 2021
	Gross	Allowance	Net
Trade receivables, current	$111,538	$(21,335)	$90,203
Financing receivables, current	7,252	(4,711)	2,541
Accounts receivable, current	$118,790	$(26,046)	$92,744

Financing receivables, current	$7,252	$(4,711)	$2,541
Financing receivables, noncurrent	39,534	(12,999)	26,535
Total financing receivables	$46,786	$(17,710)	$29,076

	June 30, 2021
	Gross	Allowance	Net
Trade receivables, current	$52,512	$(11,559)	$40,953
Financing receivables, current	6,348	(4,260)	2,088
Accounts receivable, current	$58,860	$(15,819)	$43,041

Financing receivables, current	$6,348	$(4,260)	$2,088
Financing receivables, noncurrent	39,665	(12,572)	27,093
Total financing receivables	$46,013	$(16,832)	$29,181

	December 31, 2020
	Gross	Allowance	Net
Trade receivables, current	$78,917	$(9,845)	$69,072
Financing receivables, current	6,227	(3,685)	2,542
Accounts receivable, current	$85,144	$(13,530)	$71,614

Financing receivables, current	$6,227	$(3,685)	$2,542
Financing receivables, noncurrent	41,165	(13,063)	28,102
Total financing receivables	$47,392	$(16,748)	$30,644

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

The credit quality analysis of financing receivables as of December 31, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$306	$118	$240	$30	$1,222	$370	$2,286
31-60 days past due	46	219	5	117	434	310	1,131
61-90 days past due	64	290	39	11	560	27	991
91-120 days past due	—	28	18	152	372	—	570
121-150 days past due	587	13	155	—	328	102	1,185
Greater than 150 days past due	8,885	1,755	1,242	879	1,594	—	14,355
Total past due	9,888	2,423	1,699	1,189	4,510	809	20,518
Current	6,053	2,454	1,933	1,384	11,160	3,284	26,268
Financing receivables, gross	$15,941	$4,877	$3,632	$2,573	$15,670	$4,093	$46,786

The credit quality analysis of financing receivables as of June 30, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$297	$7	$320	$559	$135	$1,616	$2,934
31-60 days past due	145	2	165	49	61	660	1,082
61-90 days past due	24	310	92	102	69	95	692
91-120 days past due	287	—	131	16	47	13	494
121-150 days past due	43	31	133	42	256	108	613
Greater than 150 days past due	7,468	2,973	1,919	1,431	475	872	15,138
Total past due	8,264	3,323	2,760	2,199	1,043	3,364	20,953
Current	4,565	1,955	2,601	1,586	1,548	12,805	25,060
Financing receivables, gross	$12,829	$5,278	$5,361	$3,785	$2,591	$16,169	$46,013

The credit quality analysis of financing receivables as of December 31, 2020 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$767	$444	$589	$909	$335	$23	$3,067
31-60 days past due	631	500	97	123	181	29	1,561
61-90 days past due	261	417	69	195	240	—	1,182
91-120 days past due	364	23	197	11	156	—	751
121-150 days past due	431	637	570	83	—	—	1,721
Greater than 150 days past due	6,840	1,707	1,204	638	297	—	10,686
Total past due	9,294	3,728	2,726	1,959	1,209	52	18,968
Current	11,824	5,389	3,891	4,205	2,259	856	28,424
Financing receivables, gross	$21,118	$9,117	$6,617	$6,164	$3,468	$908	$47,392

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

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$16,497	$17,064	$33,561	$11,559	$16,832	$28,391
Write-offs	(2,816)	(209)	(3,025)	(4,548)	(746)	(5,294)
Recoveries	2,104	17	2,121	3,354	17	3,371
Provision for credit losses	5,550	838	6,388	10,970	1,607	12,577
Ending balance	$21,335	$17,710	$39,045	$21,335	$17,710	$39,045

	Three Months Ended December 31, 2020			Six Months Ended December 31, 2020
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$9,111	$16,251	$25,362	$9,367	$15,063	$24,430
Write-offs	(989)	(1,554)	(2,543)	(1,672)	(1,748)	(3,420)
Recoveries	200	—	200	386	40	426
Provision for credit losses	1,523	2,051	3,574	1,764	3,393	5,157
Ending balance	$9,845	$16,748	$26,593	$9,845	$16,748	$26,593

Allowance for bad debts on short-term and long-term receivables as of December 31, 2021, June 30, 2021, and December 31, 2020 was $39.0 million, $28.4 million, and $26.6 million, respectively. The increase in the reserve from the year-ago period and the beginning of fiscal year 2022 is driven by the provision for credit losses at Walden.

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bears interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. The DeVry University loan receivable is included on the Consolidated Balance Sheet in prepaid expenses and other current assets as of each of December 31, 2021 and June 30, 2021, and other assets, net as of December 31, 2020, and is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable is included in other assets, net on the Consolidated Balance Sheet as of December 31, 2021, June 30, 2021, and December 31, 2020 is $43.3 million, $42.7 million, and $42.0 million, respectively, and was originally determined by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,	December 31,
	2021	2021	2020
Land	$44,478	$44,331	$44,229
Building	337,721	326,382	315,888
Equipment	268,783	234,686	245,375
Construction in progress	12,337	18,284	12,576
Property and equipment, gross	663,319	623,683	618,068
Accumulated depreciation	(361,653)	(339,991)	(338,882)
Property and equipment, net	$301,666	$283,692	$279,186

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

As of December 31, 2021, we entered into one additional lease that has not yet commenced. The lease is expected to commence during the second quarter of fiscal year 2023, has a 12-year lease term, and will result in an additional lease asset and lease liability of approximately $18.9 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Operating lease cost	$14,362	$13,801	$28,587	$26,420
Sublease income	(3,494)	(4,035)	(6,832)	(8,376)
Total lease cost	$10,868	$9,766	$21,755	$18,044

Maturities of lease liabilities by fiscal year as of December 31, 2021 were as follows (in thousands):

Operating
Fiscal Year	Leases
2022 (remaining)	$33,979
2023	56,144
2024	44,266
2025	33,291
2026	20,154
Thereafter	59,628
Total lease payments	247,462
Less: imputed interest	(36,790)
Present value of lease liabilities	$210,672

Lease term and discount rate were as follows:

December 31,
2021
Weighted-average remaining operating lease term (years)	5.4
Weighted-average operating lease discount rate	5.6%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$13,525	$11,141	$26,728	$22,213
Operating lease assets obtained in exchange for operating lease liabilities	$205	$18,548	$6,316	$45,076

Adtalem maintains agreements to lease either a portion or the full space of three facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 11 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals. Future minimum lease and sublease rental income under these agreements as of December 31, 2021, were as follows (in thousands):

Fiscal Year	Amount
2022 (remaining)	$8,843
2023	16,588
2024	10,261
2025	5,121
2026	2,038
Total lease and sublease rental income	$42,851

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	December 31,	June 30,	December 31,
Reporting Unit	2021	2021	2020
Chamberlain	$4,716	$4,716	$4,716
Walden	649,848	—	—
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Total	$960,058	$310,210	$310,210

The table below summarizes goodwill balances by reportable segment (in thousands):

	December 31,	June 30,	December 31,
Reportable Segment	2021	2021	2020
Chamberlain	$4,716	$4,716	$4,716
Walden	649,848	—	—
Medical and Veterinary	305,494	305,494	305,494
Total	$960,058	$310,210	$310,210

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

			Medical and
	Chamberlain	Walden	Veterinary	Total
June 30, 2020	$4,716	$—	$305,494	$310,210
December 31, 2020	4,716	—	305,494	310,210
June 30, 2021	4,716	—	305,494	310,210
Acquisition	—	649,848	—	649,848
December 31, 2021	$4,716	$649,848	$305,494	$960,058

Amortizable intangible assets consisted of the following (in thousands):

	December 31, 2021
	Gross Carrying	Accumulated	Weighted-Average
Amortizable intangible assets	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(42,943)	3 Years
Curriculum	56,091	(4,207)	5 Years
Total	$217,991	$(47,150)

Indefinite-lived intangible assets consisted of the following (in thousands):

	December 31,	June 30,	December 31,
Indefinite-lived intangible assets	2021	2021	2020
Walden trade name	$119,560	$—	$—
AUC trade name	17,100	17,100	17,100
Ross trade name	5,100	5,100	5,100
Chamberlain Title IV eligibility and accreditations	1,200	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	—	—
AUC Title IV eligibility and accreditations	100,000	100,000	100,000
Ross Title IV eligibility and accreditations	14,100	14,100	14,100
Total	$752,860	$137,500	$137,500

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	December 31,	June 30,	December 31,
Reportable Segment	2021	2021	2020
Chamberlain	$1,200	$1,200	$1,200
Walden	615,360	—	—
Medical and Veterinary	136,300	136,300	136,300
Total	$752,860	$137,500	$137,500

Amortization expense for amortized intangible assets was $30.7 million and $47.2 million in the three and six months ended December 31, 2021, respectively. There was no amortization expense in the three and six months ended December 31, 2020. Estimated intangible asset amortization expense, by reporting unit, is as follows (in thousands):

Fiscal Year	Walden
2022 (remaining)	$50,124
2023	61,239
2024	35,644
2025	11,220
2026	11,220
Thereafter	1,394
Total	$170,841

Curriculum is amortized on a straight-line basis. Student relationships is amortized based on the estimated retention of the students and giving consideration to the revenue and cash flow associated with these existing students.

Indefinite-lived intangible assets related to trade names and Title IV eligibility and accreditations are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

Goodwill and indefinite-lived intangibles are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is May 31.

Adtalem has four reporting units that contained goodwill as of the second quarter of fiscal year 2022. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board of Directors (the “Board”). If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units, as of December 31, 2021, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of the second quarter of fiscal year 2022. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of December 31, 2021.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2021, and that no interim events or deviations from planned operating results occurred as of December 31, 2021 that would cause management to reassess these conclusions. Although the COVID-19 pandemic is expected to have a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets, at this time none of the effects are considered significant enough to create a triggering event. The effects are currently projected to be short-term and would not significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate, the revenue and operating results could also deteriorate to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments.

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

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	December 31,	June 30,	December 31,
	2021	2021	2020
Total debt:
Senior Secured Notes due 2028	$800,000	$800,000	$—
Term Loan B	850,000	—	—
Prior Term Loan B	—	291,000	292,500
Total principal payments due	1,650,000	1,091,000	292,500
Unamortized debt discount and issuance costs	(41,962)	(20,289)	(5,369)
Total amount outstanding	1,608,038	1,070,711	287,131
Less current portion:
Term Loan B	(8,500)	—	—
Prior Term Loan B	—	(3,000)	(3,000)
Noncurrent portion	$1,599,538	$1,067,711	$284,131

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2022 (remaining)	$4,250
2023	8,500
2024	8,500
2025	8,500
2026	8,500
Thereafter	1,611,750
Total	$1,650,000

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

Accrued interest on the Notes of $14.7 million is recorded within accrued liabilities on the Consolidated Balance Sheet as of each of December 31, 2021 and June 30, 2021, respectively.

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

Term Loan B

Borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. The Term Loan B requires quarterly installment payments of $2.125 million beginning on March 31, 2022. As of December 31, 2021, the interest rate for borrowings under the Term Loan B facility was 5.25%, which approximated the effective interest rate. The proceeds of the Credit Facility were used, among other things, to finance the Walden acquisition, refinance Adtalem’s Prior Credit Agreement, pay fees and expenses related to the Walden acquisition, and in the case of the Revolver, to finance ongoing working capital and for general corporate purposes.

Interest on our Term Loan B and the Revolver is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that no new contracts referencing LIBOR are allowed. In addition, publication of one-week and two-month LIBOR rates ceased on December 31, 2021; however, all other LIBOR tenors will be published through June 30, 2023. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts. The Credit Agreement provides guidance surrounding the implementation of a replacement benchmark rate, however the specific replacement benchmark rate has not been identified.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% for LIBOR borrowings or 2.75% to 3.25% for ABR borrowings depending on Adtalem’s net first lien leverage ratio for such period.

Adtalem had a letter of credit outstanding of $84.0 million as of December 31, 2021, which was assumed by Adtalem on August 12, 2021 after acquiring Walden, in favor of the U.S. Department of Education, which allows Walden to participate in Title IV programs. As of December 31, 2021, Adtalem is charged an annual fee equal to 4.25% and a 0.125% fronting fee, of the undrawn face amount of the outstanding letter of credit under the Revolver, payable quarterly. The Credit Agreement also requires payment of a commitment fee equal to 0.25% as of December 31, 2021, of the undrawn portion of the Revolver. The amount undrawn under the Revolver, which includes the impact of the outstanding letter of credit, was $316.0 million as of December 31, 2021. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Adtalem had a letter of credit outstanding of $68.4 million as of each of June 30, 2021 and December 31, 2020, which was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and required the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Adtalem continued to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and was reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. This letter of credit expired during the second quarter of fiscal year 2022 and is no longer outstanding as of December 31, 2021.

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

Prior Term Loan B

For eurocurrency rate loans, Prior Term Loan B interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Prior Term Loan B interest is equal to the base rate plus 2%. The Prior Term Loan B required quarterly installment payments of $750,000, with the balance due at maturity on April 13, 2025. As of June 30, 2021 and December 31, 2020, the interest rate for borrowings under the Prior Term Loan B facility was 3.10% and 3.15%, respectively, which approximated the effective interest rate.

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

On July 29, 2021, prior to refinancing our Credit Agreement (as discussed above), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense in the six months ended December 31, 2021.

Prior Revolver

Prior Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for eurocurrency rate loans or a base rate, plus an applicable margin based on Adtalem’s consolidated leverage ratio, as defined in the Prior Credit Agreement. The applicable margin ranges from 1.75% to 2.75% for eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. There were no outstanding borrowings under the Prior Revolver as of each of June 30, 2021 and December 31, 2020.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The remaining $6.0 million of unamortized debt issuance costs related to the Prior Credit Facility and the $10.3 million of debt issuances costs associated with an unused bridge facility, which was in place should the permanent financing not have been obtained, were expensed in interest expense in the Consolidated Statement of Loss in the six months ended December 31, 2021. The following table summarizes the unamortized debt discount and issuance costs activity for the six months ended December 31, 2021 (in thousands):

	Notes	Term Loan B	Bridge	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2021	$15,548	$4,741	$—	$1,502	$21,791
Payment of debt discount and issuance costs	—	29,078	10,329	10,146	49,553
Amortization of debt discount and issuance costs	(1,130)	(6,275)	(10,329)	(2,251)	(19,985)
Unamortized debt discount and issuance costs as of December 31, 2021	$14,418	$27,544	$—	$9,397	$51,359

Interest Expense

The components of interest expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Notes interest expense	$11,000	$—	$22,000	$—
Term Loan B interest expense	11,405	—	17,603	—
Term Loan B ticking fees	—	—	5,330	—
Prior Term Loan B interest expense	—	2,358	1,272	4,736
Unused bridge fee	—	—	10,329	—
Swap settlement	—	—	4,525	—
Prior Credit Facility deferred financing fees write-off	—	—	6,000	—
Other	3,524	1,378	6,263	2,692
Total interest expense	$25,929	$3,736	$73,322	$7,428

Covenants and Guarantees

The Credit Agreement and Notes contain customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

Under the terms of the Credit Agreement, beginning on the fiscal quarter ending December 31, 2021 and through December 31, 2023, Adtalem is required to maintain a Total Net Leverage Ratio of equal to or less than 4.00 to 1.00, which requirement reduces to 3.25 to 1.00 for the fiscal quarter ending March 31, 2024 and thereafter. The Total Net Leverage Ratio under the Credit Agreement is defined as the ratio of (a) the aggregate principal amount of Consolidated

Debt (as defined in the Credit Agreement) of Adtalem and its subsidiaries as of the last day of the most recently ended Test Period (as defined in the Credit Agreement) minus Unrestricted Cash (as defined in the Credit Agreement) and Permitted Investments (as defined in the Credit Agreement) of the Borrower and its subsidiaries for such Test Period to (b) EBITDA (as defined in the Credit Agreement) for such Test Period. EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in traditional EBITDA calculations. Specifically, the Credit Agreement EBITDA definition includes the pro forma impact of EBITDA to be received from certain acquisition-related synergies and cost optimization activities, subject to a 20% cap.

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

The Term Loan B requires mandatory prepayments equal to the net cash proceeds from an asset sale or disposition which is not reinvested in assets within one-year from the date of disposition if the asset sale or disposition is in excess of $20 million, among other mandatory prepayment terms (see the Credit Agreement, as filed under Form 8-K dated August 12, 2021, for additional information and term definitions). No mandatory prepayments have been required or made since the execution of the Credit Agreement.

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

Adtalem was in compliance with the debt covenants related to the Credit Agreement and the Notes covenants as of December 31, 2021.

14. Redeemable Noncontrolling Interest

Adtalem maintains a 71% ownership interest in EduPristine with the remaining 29% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm, as of December 31, 2021. Beginning on March 26, 2020, Adtalem has had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen has had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen will have the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem.

Since the put option was out of the control of Adtalem, authoritative guidance required the noncontrolling interest, which included the value of the put option, to be displayed outside of the equity section of the Consolidated Balance Sheets. The estimated fair value of Kaizen’s noncontrolling interest is $1.8 million as of December 31, 2021. The adjustment to increase or decrease the put option to its expected redemption value each reporting period was recorded in retained earnings in accordance with GAAP.

The following table shows the changes in redeemable noncontrolling interest balance (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Balance at beginning of period	$1,790	$2,761	$1,790	$2,852
Net loss attributable to redeemable noncontrolling interest	—	(166)	—	(257)
Balance at end of period	$1,790	$2,595	$1,790	$2,595

15. Share Repurchases

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021. Adtalem made share repurchases under its share repurchase programs as follows (in thousands, except shares and per share data):

	Three Months Ended		Six Months Ended		Life-to-Date
	December 31,		December 31,		Twelfth Share
	2021	2020	2021	2020	Repurchase Program
Total number of share repurchases	—	1,473,863	—	1,473,863	1,447,882
Total cost of share repurchases	$—	$44,963	$—	$44,963	$54,769
Average price paid per share	$—	$30.51	$—	$30.51	$37.83

Repurchases under our share repurchase programs were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. We did not make any share repurchases during the three or six months ended December 31, 2021. The twelfth share repurchase program expired on December 31, 2021. We currently do not have an active share repurchase program. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Foreign currency translation adjustments
Beginning balance	$(740)	$(1,065)	$(670)	$(1,383)
Gain on foreign currency translation	106	443	36	761
Ending balance	$(634)	$(622)	$(634)	$(622)

Available-for-sale marketable securities
Beginning balance, gross	$—	$240	$—	$242
Beginning balance, tax effect	—	(58)	—	(59)
Beginning balance, net of tax	—	182	—	183
Unrealized gain on available-for-sale marketable securities	—	3	—	2
Tax effect	—	(1)	—	(1)
Ending balance	$—	$184	$—	$184

Interest rate swap
Beginning balance, gross	$—	$(10,232)	$(8,926)	$(10,399)
Beginning balance, tax effect	—	2,503	2,231	2,544
Beginning balance, net of tax	—	(7,729)	(6,695)	(7,855)
Unrealized gain on interest rate swap	—	603	—	770
Tax effect	—	(147)	—	(188)
Reclassification from other comprehensive income	—	—	6,695	—
Ending balance	$—	$(7,273)	$—	$(7,273)

Total ending balance at December 31	$(634)	$(7,711)	$(634)	$(7,711)

17. Stock-Based Compensation

Adtalem maintains two stock-based incentive plans: the Amended and Restated Incentive Plan of 2005 and the Fourth Amended and Restated Incentive Plan of 2013, which are administered by the Compensation Committee of the Board. Under these plans, directors, key executives, and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of Adtalem’s common stock, and also permit the granting of stock appreciation rights, restricted stock units (“RSUs”), performance-based RSUs, and other stock and cash-based compensation. Although options remain outstanding under the 2005 incentive plan, no further stock-based grants will be issued under this plan. Options are granted for terms of up to ten years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

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

As of December 31, 2021, 3,088,814 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the six months ended December 31, 2021:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2021	1,561,049	$32.05
Granted	181,825	37.00
Exercised	(387,857)	21.14
Forfeited	(132,807)	40.11
Expired	(49,650)	41.87
Outstanding as of December 31, 2021	1,172,560	35.09	6.7	$696
Exercisable as of December 31, 2021	754,100	$34.27	5.5	$696

The total intrinsic value of options exercised for the six months ended December 31, 2021 and 2020 was $6.7 million and $0.1 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2022 and 2021 was $14.72 and $12.23, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

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

During the first six months of fiscal year 2022, Adtalem granted 702,570 RSUs to selected employees and directors. Of these, 227,790 were performance-based RSUs and 474,780 were non-performance RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, two, three, or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem, or upon retirement. During the restriction period, the recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the six months ended December 31, 2021:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2021	888,005	$35.84
Granted	702,570	35.46
Vested	(225,553)	38.22
Forfeited	(95,669)	34.96
Outstanding as of December 31, 2021	1,269,353	$35.28

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2022 and 2021 were $35.46 and $30.62, per share, respectively.

Stock-based compensation expense, which is primarily included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Stock-based compensation	$4,220	$3,407	$13,931	$6,967
Income tax benefit	(1,074)	(583)	(2,493)	(1,036)
Stock-based compensation, net of tax	$3,146	$2,824	$11,438	$5,931

As of December 31, 2021, $29.8 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of options and RSUs vested during the six months ended December 31, 2021 and 2020 was $13.0 million and $16.9 million, respectively.

There was no capitalized stock-based compensation cost as of each of December 31, 2021, June 30, 2021, and December 31, 2020.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust of $21.6 million, $20.6 million, and $10.5 million as of December 31, 2021, June 30, 2021, and December 31, 2020, respectively, were included on the Consolidated Balance Sheets within prepaid expenses and other current assets. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The fair value of the credit extension programs, which approximates its carrying value, included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of December 31, 2021, June 30, 2021, and December 31, 2020 of $29.1 million, $29.2 million, and $30.6 million, respectively, is estimated by discounting the future cash flows using current rates for similar arrangements and is classified as Level 2. See Note 9 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bears interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. The fair value of the DeVry University loan receivable approximates its carrying value of $10.0 million for each reporting date. The carrying value is included on the Consolidated Balance Sheets in prepaid expenses and other current assets as of each of December 31, 2021 and June 30, 2021, and in other assets, net as of December 31, 2020. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum and is classified as Level 2.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, included in other assets, net on the Consolidated Balance Sheets as of December 31, 2021, June 30, 2021, and December 31, 2020 is $43.3 million, $42.7 million, and $42.0 million, respectively. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan as of December 31, 2021, June 30, 2021, and December 31, 2020, were $21.4 million, $20.3 million, and $19.3 million, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of December 31, 2021, June 30, 2021, and December 31, 2020, borrowings under our long-term debt agreements were $1,650.0 million, $1,091.0 million, and $292.5 million, respectively. The carrying value of our long-term debt approximates fair value because the interest rates on these borrowings approximated the effective interest rate and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to fully mitigate risks associated with the variable interest rate on our Prior Term Loan B debt with an effective date of March 31, 2020. The fair value of our Swap was based in part on data received from the counterparty, and represented the estimated amount we would receive or pay to settle the Swap, taking into consideration current and projected future interest rates as well as the creditworthiness of the counterparty, all of which can be validated through readily observable data from external sources, in which case the measurements are classified within Level 2. The fair value of the Swap is represented within other liabilities on the Consolidated Balance Sheets with a balance of $8.9 million and $9.6 million as of June 30, 2021 and December 31, 2020, respectively. On July 29, 2021, prior to refinancing our Prior Credit Agreement, we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense in the six months ended December 31, 2021. See Note 13 “Debt” for additional information on the Swap.

As of December 31, 2021, June 30, 2021, and December 31, 2020, there were no assets or liabilities measured at fair value using Level 3 inputs.

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

19. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of December 31, 2021, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of December 31, 2021. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claims that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff seeks compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The Adtalem Parties moved to dismiss this complaint on June 20, 2018. On March 11, 2019, the court granted plaintiff’s motion for leave to file an amended complaint. The plaintiff filed an amended complaint that same day, asserting similar claims, with new lead plaintiff, Dave McCormick. The defendants filed a motion to dismiss plaintiff’s amended complaint on April 15, 2019 and the court granted defendants’ motion on July 29, 2019, with leave to amend. The plaintiff filed an amended complaint on August 26, 2019. On October 18, 2019, defendants moved to dismiss this complaint as it was substantially similar to the one the court previously dismissed. After settlement discussions the court granted a Motion for Preliminary Approval of Class Action Settlement (the “Settlement”) on May 28, 2020. In conjunction with the Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2021, June 30, 2021, and December 31, 2020. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheet as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statement of Loss for the year ended June 30, 2020. As of June 30, 2020, we had anticipated the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. We now anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2022. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The court issued an order approving the Settlement on October 7, 2020, and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of Jose David Valderrama (“Valderrama”), a class member who objected to the terms of the Settlement, a notice to appeal the court’s order approving the Settlement. On November 5, 2020, Richard Peart (“Peart”), another class member who objected to the terms of the Settlement, filed a notice to appeal the court’s order approving the Settlement.

Those appeals were consolidated before the Appellate Court of Illinois, First District and fully briefed. The Appellate Court has agreed to stay Valderrama’s and Peart’s appeals of the Settlement pending the outcome of mediation involving the objections to the Settlement. The objections were not resolved at mediation on February 1, 2022 and are still pending a decision by the Appellate Court.

Stoltmann Law Offices is representing hundreds of individuals (“Stoltmann Claimants”) who have filed claims with the Judicial Arbitration and Mediation Services, Inc. (“JAMS”) alleging fraud-based claims based on DeVry University’s graduate employment statistics. Stoltmann Law Offices has paid the filing fees for certain of these arbitrations to move forward. JAMS has sent commencement letters in several waves. Respondents have filed answers in response to certain of these arbitration demands. These arbitrations are in various stages of litigation.

On November 2, 2021, Adtalem and the Stoltmann Law Offices participated in a mediation to resolve the claims of the Stoltmann Claimants. Adtalem and the Stoltmann Law Offices have reached agreement on settlement terms, provided that the requisite number of Stoltmann Claimants agree to participate in the settlement. The settlement remains subject to the approval of the Adtalem Board of Directors and is voidable at Adtalem’s option if a sufficient number of Stoltmann Claimants decline to participate in the settlement.

On January 19, 2021, a putative class action was filed in the United States District Court for the Northern District of Ohio against Chamberlain by Tanesia Dean on behalf of herself and similarly situated students of Chamberlain. The complaint alleged breach of contract and unjust enrichment claims against Chamberlain related to its decision to transition all classes online in March 2020, in light of the global pandemic, without altering tuition or fees. The putative class was defined to include all students, nationwide, who paid tuition and fees during the following academic sessions: May 2020, July 2020, September 2020, November 2020, and January 2021. Plaintiff sought monetary relief exceeding $5 million, and attorneys’ fees, costs, and expenses. On April 5, 2021, Chamberlain filed a motion to dismiss the complaint in its entirety. The motion to dismiss was granted in full on August 16, 2021 and the case was dismissed. On September 14, 2021, plaintiff filed an appeal in the Sixth Circuit asserting that the trial judge erred in dismissing plaintiff’s complaint. Plaintiff’s appeal is pending.

On March 12, 2021, Travontae Johnson, a current student of Chamberlain, filed a putative class action against Chamberlain in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiff claims that Chamberlain’s use of Respondus Monitor, an online remote proctoring tool for student examinations, violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/15. More particularly, the plaintiff claims that Chamberlain required students to use Respondus Monitor, which collected, captured, stored, used, and disclosed students’ biometric identifiers and biometric information without written and informed consent. The plaintiff also alleges that Chamberlain lacked a legally compliant written policy establishing a retention schedule and guidelines for destroying biometric identifiers and biometric information. The potential class purportedly includes all students who took an assessment using the proctoring tool, as a student of Chamberlain in Illinois, at any time from March 12, 2016 through January 20, 2021. The plaintiff and the putative class seek damages in excess of $50,000, attorneys’ fees and costs. The plaintiff and class also seek an unspecified amount of enhanced damages based on alleged negligent or reckless conduct by Chamberlain.  On June 16, 2021, Chamberlain filed a motion to dismiss plaintiff’s complaint. On June 29, 2021, plaintiff filed an amended complaint. On July 19, 2021, Chamberlain filed its motion to dismiss the amended complaint arguing that plaintiff’s lawsuit is expressly preempted by Title V of the Gramm-Leach-Bliley Act. Chamberlain’s motion is pending.

On July 22, 2021, plaintiffs Cheryl Burleigh and Chad Harris (both contributing faculty members at Walden) filed a class action complaint in the Superior Court of Alameda County, California alleging violations of California wage and hour laws by Walden and Laureate Education, Inc. The complaint alleges that Walden’s “per assignment” pay scale results in uncompensated work time for plaintiffs and class members for time spent in trainings and meetings. Plaintiffs also allege that they were not paid for meal and rest breaks, that they were not reimbursed for necessary business expenses, that Walden did not provide wage statements as required by California state law, and that they were not paid wages due upon termination. Plaintiffs also allege derivative claims under California’s Unfair Competition Law. The complaint seeks restitution including pay for uncompensated hours of work, unreimbursed business expenses and interest, liquidated damages, declaratory relief, injunctive relief, penalties, and attorney fees and costs. Walden and Laureate have filed a demurrer. On January 28, 2022, the parties agreed to settle the complaint for $0.8 million, subject to the approval of the Superior Court of Alameda County, California.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. Walden believes the claims are without merit and will vigorously defend the lawsuit.

20. Segment Information

During the first quarter of fiscal year 2022, Adtalem made a change to its reportable segments to align with current strategic priorities and resource allocation.

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when ACAMS, Becker, OCL, and EduPristine, were classified as discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information. Segment information presented excludes the results of the former Financial Services segment. Discontinued operations assets are included in the table below to reconcile to total consolidated assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to ACAMS, Becker, OCL, and EduPristine within our former Financial Services segment during fiscal year 2021 and the first quarter of fiscal year 2022 were reclassified to the Home Office and Other segment based on discontinued operations reporting guidance regarding allocation of corporate overhead. Beginning in the second quarter of fiscal year 2022, these costs are being allocated to the Chamberlain, Walden, and Medical and Veterinary segments.

We present three reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing postsecondary education industry. This segment includes the operations of Chamberlain.

Walden – Offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. This segment includes the operations of Walden, which was acquired by Adtalem on August 12, 2021. See Note 3 “Acquisitions” for additional information on the acquisition.

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

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue:
Chamberlain	$139,121	$141,977	$274,760	$275,741
Walden	140,627	—	209,244	—
Medical and Veterinary	91,450	92,419	176,264	177,481
Total consolidated revenue	$371,198	$234,396	$660,268	$453,222
Operating income excluding special items:
Chamberlain	$25,791	$32,482	$46,646	$62,651
Walden	32,401	—	43,413	—
Medical and Veterinary	19,706	18,808	35,371	41,649
Home Office and Other	(7,664)	(9,981)	(18,759)	(20,688)
Total consolidated operating income excluding special items	70,234	41,309	106,671	83,612
Reconciliation to Consolidated Financial Statements:
Deferred revenue adjustment	(2,354)	—	(8,561)	—
CEO transition costs	—	—	(6,195)	—
Restructuring expense	(3,387)	(1,166)	(6,481)	(4,082)
Business acquisition and integration expense	(9,060)	(11,079)	(35,613)	(24,515)
Walden intangible amortization expense	(30,699)	—	(47,150)	—
Total consolidated operating income	24,734	29,064	2,671	55,015
Net other expense	(25,068)	(1,512)	(71,583)	(3,682)
Total consolidated (loss) income from continuing operations before income taxes	$(334)	$27,552	$(68,912)	$51,333
Segment assets:
Chamberlain	$198,714	$207,810	$198,714	$207,810
Walden	1,540,977	—	1,540,977	—
Medical and Veterinary	722,055	779,466	722,055	779,466
Home Office and Other	594,302	696,458	594,302	696,458
Discontinued Operations	603,725	591,146	603,725	591,146
Total consolidated assets	$3,659,773	$2,274,880	$3,659,773	$2,274,880
Capital expenditures:
Chamberlain	$2,969	$4,843	$6,614	$12,594
Walden	2,748	—	2,932	—
Medical and Veterinary	504	780	1,759	2,295
Home Office and Other	1,860	1,765	3,467	4,815
Total consolidated capital expenditures	$8,081	$7,388	$14,772	$19,704
Depreciation expense:
Chamberlain	$4,726	$4,067	$9,310	$7,907
Walden	2,516	—	4,228	—
Medical and Veterinary	3,645	3,623	7,100	7,156
Home Office and Other	744	822	1,492	1,659
Total consolidated depreciation expense	$11,631	$8,512	$22,130	$16,722
Intangible asset amortization expense:
Walden	$30,699	$—	$47,150	$—
Total consolidated intangible asset amortization expense	$30,699	$—	$47,150	$—

Adtalem conducts its educational and financial services operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue from unaffiliated customers:
Domestic operations	$279,748	$141,977	$484,004	$275,741
International operations:
Barbados, St. Kitts, and St. Maarten	91,450	92,419	176,264	177,481
Total consolidated revenue	$371,198	$234,396	$660,268	$453,222
Long-lived assets:
Domestic operations	$305,848	$293,296	$305,848	$293,296
International operations:
Barbados, St. Kitts, and St. Maarten	151,174	176,918	151,174	176,918
Total consolidated long-lived assets	$457,022	$470,214	$457,022	$470,214

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

As of December 31, 2021, Adtalem eliminated its Financial Services segment when the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine were classified as discontinued operations and assets held for sale. In accordance with GAAP, we have classified ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional discontinued operations information.

We present three reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”).

Walden – Offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. This segment includes the operations of Walden University (“Walden”), which was acquired by Adtalem on August 12, 2021. See Note 3 “Acquisitions” to the Consolidated Financial Statements for additional information on the acquisition.

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

Certain expenses previously allocated to ACAMS, Becker, OCL, and EduPristine within our former Financial Services segment during fiscal year 2021 and the first quarter of fiscal year 2022 have been reclassified to the Home Office and Other segment based on discontinued operations reporting guidance regarding allocation of corporate overhead. Beginning in the second quarter of fiscal year 2022, these costs are being allocated to the Chamberlain, Walden, and Medical and Veterinary segments.

Walden University Acquisition

On August 12, 2021, Adtalem completed the acquisition of all the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company, from Laureate Education, Inc. (“Laureate” or “Seller”) in exchange for a purchase price of $1.5 billion in cash, as set forth in the Membership Interest Purchase Agreement (the “Agreement) (the “Acquisition”). See the “Liquidity and Capital Resources” section of this MD&A for a discussion on the financing used to fund the Acquisition. The risks and uncertainties related to the Acquisition are described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“2021 Form 10-K”).

Second Quarter Highlights

Financial and operational highlights for the second quarter of fiscal year 2022 include:

●	Adtalem revenue grew $136.8 million, or 58.4%, in the second quarter of fiscal year 2022 compared to the year-ago quarter. Excluding the effect of the Walden acquisition, Adtalem revenue declined $3.8 million, or 1.6%, in the second quarter of fiscal year 2022 compared to the year-ago quarter. The Chamberlain and Medical and Veterinary segments saw declines in revenue.
●	Net income attributable to Adtalem of $17.9 million ($0.36 diluted earnings per share) decreased $5.5 million ($0.08 per share) in the second quarter of fiscal year 2022 compared to net income attributable to Adtalem of $23.3 million in the year-ago quarter. This decrease was primarily driven by increased interest expense, partially offset by a decrease in income tax expense. Net income from continuing operations excluding special items of $37.8 million ($0.75 diluted earnings per share) increased $5.6 million ($0.14 per share), or 17.3%, in the second quarter of fiscal year 2022 compared to the year-ago quarter. This increase was driven principally by the addition of Walden operations, partially offset by lower operating income at Chamberlain and increased interest expense.
●	For the November 2021 session, new and total student enrollment at Chamberlain decreased 0.5% and 2.1%, respectively, compared to the same session last year. Chamberlain experienced declining enrollment in several programs, with the most pronounced being in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program.
●	On August 12, 2021, Adtalem completed its acquisition of Walden. For the December 2021 term, new and total student enrollment at Walden was 4,999 and 41,158 students, respectively. New and total enrollment decreased 18.3% and 9.1%, respectively, from amounts as calculated in the prior year by Walden while controlled by Laureate Education, Inc., and are included here for comparative purposes only.

Overview of the Impact of COVID-19

On March 11, 2020, the novel coronavirus (“COVID-19”) outbreak was declared a pandemic by the World Health Organization. COVID-19 has had tragic consequences across the globe and altered business and consumer activity across many industries. Management initiated several changes to the operations of our institutions and administrative functions in order to protect the health of our students and employees and to mitigate the financial effects of COVID-19 and its resultant economic slowdown. We will continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students and employees.

Results of Operations

Management believes the decreased enrollments at Chamberlain and Walden, and to a lesser extent at Medical and Veterinary, are partially driven by disruptions in the nursing and healthcare markets caused by COVID-19. The amount of revenue, operating income, and earnings per share losses in the second quarter and first six months of fiscal year 2022 driven by this disruption are not quantifiable. Management anticipates COVID-19 will continue to negatively affect consolidated revenue, operating income, net income, and earnings per share during the remainder of fiscal year 2022 and beyond or for as long as the pandemic and the various surges continue. In the second quarter and first six months of fiscal year 2022, we experienced higher variable expenses associated with bringing students back to campus and providing a safe environment in the context of COVID-19 as we continue to move back to in-person instruction at Chamberlain and the medical and veterinary schools. These higher variable expenses are expected to continue during the remainder of fiscal year 2022; however, these are expenses incurred in the normal course of on campus operations and will not be categorized as COVID-19 expenses. COVID-19 effects on the second quarter and first six months of fiscal year 2022 and 2021 results of operations of the Adtalem institutions are described below.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their Bachelor of Science in Nursing (“BSN”) degree; at the onset of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs continued to successfully operate. Students and employees have returned to all Chamberlain campuses for onsite instruction. Management believes that COVID-19 disruptions in the healthcare industry may have driven the enrollment decisions of potential students in the September 2021 and November 2021 sessions; however, the resulting revenue losses specific to COVID-19 are not quantifiable. COVID-19 did not result in significantly increased costs at Chamberlain in the second quarter and first six months of fiscal year 2022 or 2021. The extent of the impact during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.
●Walden: All of Walden’s students are enrolled in online programs and these programs have continued to successfully operate throughout the COVID-19 pandemic. Management believes that COVID-19 disruptions in the healthcare industry may have driven the enrollment decisions of potential students in the September 2021 and December 2021 terms; however, the resulting revenue losses specific to COVID-19 are not quantifiable. COVID-19 did not result in increased costs at Walden in the second quarter and first six months of fiscal year 2022. The extent of the impact during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines.
●AUC and RUSM: Medical students enrolled in the basic science portion of their program transitioned to online learning at the onset of the COVID-19 outbreak. Many students left St. Maarten and Barbados to continue their studies remotely from other locations. AUC and RUSM were able to provide remote learning and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the U.S. Secretary of Education that was included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020. The waiver was dependent upon the host country’s coronavirus state of emergency declaration. The nation of St. Maarten lifted their declaration in June 2020, and as a result, AUC’s ability to offer distance education ended after the September 2020 semester, requiring all AUC students to return to St. Maarten for basic science instruction effective January 2021. A limited number of RUSM students began returning to Barbados in January and May 2021 with a full return occurring for the September 2021 semester. The Consolidated Appropriates Act, 2021 (the “Appropriations Act”) was signed into law in December 2020, and corrected technical errors in the CARES Act, which clarified the authority to operate via distance learning due to a declaration of an emergency in an applicable country or a qualifying emergency in the U.S. This section also extends these flexibilities through the end of the qualifying emergency or June 30, 2022, whichever is later. The Appropriations Act provides Adtalem’s foreign institutions the ability to continue distance education without disruption to their students’ Title IV federal financial aid. Management believes uncertainties caused by COVID-19 may have driven the enrollment decisions of potential and current students; however, COVID-19 did not result in significant or quantifiable revenue losses or increased costs within the basic science programs at the medical schools in the second quarter and first six months of fiscal year 2022 or 2021, except with respect to housing operations in fiscal year 2021, as discussed below. COVID-19 will likely continue to have a minimal impact on basic science program revenue in fiscal year 2022, unless significant numbers of students choose to not continue or start their studies during this time of uncertainty. The extent of the impact during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines. Students who have completed their basic science education progress to clinical rotations in the U.S. and the U.K. Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses during this transition period and beyond. The COVID-19 surge experienced during the winter in fiscal year 2021 across the U.S. caused many partner hospitals to again reduce the hours available for clinical experiences. As a result, although many students were able to resume their clinical education during the second quarter of fiscal year 2021, management estimates that not being able to offer a full clinical program reduced combined revenue of AUC and RUSM by approximately $3 million and $7 million and operating income losses by approximately $2 million and $4 million in the second quarter and first six months of fiscal year 2021, respectively. As of June 2021, all clinical partners of AUC and RUSM have resumed their clinical programs. As a result, COVID-19 did not result in any lost clinical revenue in the second quarter and first six months of fiscal year 2022. Should future surges in COVID-19 again restrict the number of clinical hours available to our students, we could experience negative effects on revenue and operating income in future periods. Adtalem has clinical partnerships with hospitals across the U.S. and the U.K., minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income at AUC and RUSM, management estimates losses of housing and student transportation revenue of approximately $3 million and $8 million and operating income losses of approximately $3 million and $6 million in the second quarter and first six months of fiscal year 2021, respectively, due to students not returning to the St. Maarten and Barbados campuses. All students were back on the two campuses in the first quarter of fiscal year 2022, and therefore, COVID-19 did not result in lost housing and student transportation revenue in the second quarter and first six months of fiscal year 2022.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students left St. Kitts in March 2020 to continue their studies remotely from other locations. As of May 2021, all basic science students have returned to St. Kitts where lectures continue to be delivered in -person and remotely and labs are in-person. COVID-19 did not result in significant revenue losses or increased costs within the basic science program in the second quarter and first six months of fiscal year 2022 or 2021. We do not expect a significant impact from COVID-19 on the basic science program for the remainder of fiscal year 2022, unless students choose to not continue or start their studies during this time of uncertainty. RUSVM continued to provide remote learning during the pandemic and students remained eligible for U.S. federal financial aid assistance under a waiver provided by the CARES Act and the Appropriations Act. The Appropriations Act extends through the end of the qualifying emergency or June 30, 2022, whichever is later, as described above. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, Australia, Ireland, New Zealand, and the U.K. A few universities initially suspended onsite clinical experiences and transitioned students to online education. All universities have since resumed onsite clinical courses. The initial suspensions did not significantly reduce revenue or operating income in the second quarter and first six months of fiscal year 2022 or 2021. While we do not expect a significant impact from COVID-19 at RUSVM, the extent of the impact on clinical experiences during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines.
●Administrative Operations: Most institution and home office administrative operations continue to principally be performed remotely. This includes operations in both the U.S. and all foreign locations. These remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have been lower than historical levels, we would expect these costs to increase as the effects of COVID-19 dissipate. No significant home office costs were incurred related to COVID-19 in the second quarter and first six months of fiscal year 2022 or 2021 and no such costs are anticipated during the remainder of fiscal year 2022 and beyond.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of December 31, 2021, at this time none of the effects are considered significant enough to create an impairment triggering event since our annual goodwill impairment assessment on May 31, 2021. While management has considered the effects of the COVID-19 pandemic in evaluating the existence of an impairment triggering event, it is possible that effects to revenue and cash flows will be more significant than currently expected if the effects of the COVID-19 pandemic and measures established to combat the virus continue for an extended period of time. Should economic conditions deteriorate beyond expectations during the remainder of fiscal year 2022, an impairment triggering event could arise and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash and cash equivalents balance as of December 31, 2021 was $275.4 million. Adtalem used $19.0 million in operating cash flow from continuing operations in the first six months of fiscal year 2022. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400 million revolving credit facility with availability of $316.0 million as of December 31, 2021. Management currently projects that COVID-19 will continue to have an effect on operations; however, we believe the current balances of cash, cash generated from operations, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans in the foreseeable future. See further discussion on the new financing executed to close the Acquisition in the section of this MD&A titled “Liquidity and Capital Resources.”

Results of Operations

The following table presents selected Consolidated Statements of Income (Loss) data as a percentage of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	48.6%	51.5%	50.4%	50.0%
Student services and administrative expense	41.4%	30.8%	42.9%	31.6%
Restructuring expense	0.9%	0.5%	1.0%	0.9%
Business acquisition and integration expense	2.4%	4.7%	5.4%	5.4%
Total operating cost and expense	93.3%	87.6%	99.6%	87.9%
Operating income	6.7%	12.4%	0.4%	12.1%
Net other expense	(6.8)%	(0.6)%	(10.8)%	(0.8)%
(Loss) income from continuing operations before income taxes	(0.1)%	11.8%	(10.4)%	11.3%
Benefit from (provision for) income taxes	10.6%	(1.5)%	4.7%	(1.7)%
Income (loss) from continuing operations	10.5%	10.2%	(5.8)%	9.6%
Loss from discontinued operations, net of tax	(5.7)%	(0.3)%	(0.3)%	(0.1)%
Net income (loss)	4.8%	9.9%	(6.1)%	9.5%
Net loss attributable to redeemable noncontrolling interest from discontinued operations	0.0%	0.1%	0.0%	0.1%
Net income (loss) attributable to Adtalem	4.8%	9.9%	(6.1)%	9.5%

Revenue

The following tables present revenue by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2021 as reported	$141,977	$—	$92,419	$234,396
Organic decline	(2,856)	—	(969)	(3,825)
Effect of acquisitions	—	140,627	—	140,627
Fiscal year 2022 as reported	$139,121	$140,627	$91,450	$371,198

Fiscal year 2022 % change:
Organic decline	(2.0)%	NM	(1.0)%	(1.6)%
Effect of acquisitions	—	NM	—	60.0%
Fiscal year 2022 % change as reported	(2.0)%	NM	(1.0)%	58.4%

	Six Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2021 as reported	$275,741	$—	$177,481	$453,222
Organic decline	(981)	—	(1,217)	(2,198)
Effect of acquisitions	—	209,244	—	209,244
Fiscal year 2022 as reported	$274,760	$209,244	$176,264	$660,268

Fiscal year 2022 % change:
Organic decline	(0.4)%	NM	(0.7)%	(0.5)%
Effect of acquisitions	—	NM	—	46.2%
Fiscal year 2022 % change as reported	(0.4)%	NM	(0.7)%	45.7%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2022
Session	July 2021	Sept. 2021	Nov. 2021
New students	2,810	5,487	2,916
% change from prior year	1.5%	(13.4)%	(0.5)%
Total students	32,729	34,539	33,648
% change from prior year	1.6%	(2.8)%	(2.1)%

	Fiscal Year 2021
Session	July 2020	Sept. 2020	Nov. 2020	Jan. 2021	Mar. 2021	May 2021
New students	2,768	6,333	2,931	5,202	3,283	4,363
% change from prior year	15.5%	13.2%	8.1%	(1.7)%	6.8%	3.6%
Total students	32,198	35,525	34,387	35,750	35,702	34,930
% change from prior year	12.2%	11.9%	10.2%	5.6%	5.8%	4.6%

Chamberlain revenue decreased 2.0%, or $2.9 million, to $139.1 million in the second quarter and decreased 0.4%, or $1.0 million, to $274.8 million in the first six months of fiscal year 2022 compared to the year-ago periods. These decreases were driven by declining total enrollments in the September 2021 and November 2021 sessions compared to the same sessions from the prior year. Chamberlain admitted its largest class of campus students in September 2020, which partially explains the decline in the September 2021 comparable session, as enrollment changes return to historical levels. Management believes that a decrease in new and total student enrollment in several programs, with the most pronounced being in the RN-to-BSN online degree program, may partially be driven by prolonged COVID-19 pandemic disruptions in the healthcare industry. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic continues to stress the healthcare market.

Chamberlain currently operates 23 campuses in 15 states, including Chamberlain’s newest campus in Irwindale, California, which began instruction in May 2021.

Tuition Rates:

Tuition for the BSN onsite degree program ranges from $675 to $730 per credit hour. Tuition for the Registered Nurse to BSN (“RN-to-BSN”) online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $775 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the Chamberlain University academic catalog.

Walden

Walden Student Enrollment:

	Fiscal Year 2022
Term	Sept. 2021	Dec. 2021
New students	8,413	4,999
Total students	44,886	41,158

Walden new and total student enrollment represents those students attending instructional sessions as of September 30, 2021 and December 31, 2021. Walden revenue was $140.6 million in the second quarter and $209.2 million in the first six months of fiscal year 2022, which includes the deferred revenue purchase accounting adjustment of $2.4 million and $8.6 million in the second quarter and first six months of fiscal year 2022, respectively. There was no comparable revenue in the year-ago periods as Adtalem acquired Walden on August 12, 2021. Management believes new and total enrollment was possibly negatively affected by COVID-19 disruptions in the healthcare industry and the negative publicity surrounding the now concluded U.S. Department of Justice inquiry into potential false representations and false advertising to students. This inquiry ultimately concluded favorably, with no findings of misconduct by Walden. In addition, the uncertainty from potential students around the change in control and the Walden acquisition may have negatively affected enrollment. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic continues to stress the healthcare market.

Tuition Rates:

On a per credit hour basis, tuition for Walden programs range from $120 per credit hour to $995 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $325 per credit hour. Other subscription based learning modalities are billed on a subscription or term basis and range from $1,500 to $6,800 per term. Students are charged a technology fee that ranges from $75 to $210 per term as well as a clinical fee of $150 per course for specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, which are charged at a range of $975 to $2,475 per event. These tuition rates, event charges, and fees do not include the cost of books or personal technology, supplies, transportation, or living expenses.

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

Medical and Veterinary revenue decreased 1.0%, or $1.0 million, to $91.5 million in the second quarter and decreased 0.7%, or $1.2 million, to $176.3 million in the first six months of fiscal year 2022 compared to the year-ago periods, driven by lower enrollment, partially offset by an increase in clinical revenue at AUC for the first six months of fiscal year 2022 and increased clinical revenue and housing revenue at RUSM for the second quarter and first six months of fiscal year 2022.

In the September 2021 semester, total student enrollment increased at AUC but declined at RUSM and RUSVM while new student enrollment increased at RUSVM but declined at AUC and RUSM. The decline in total student enrollment at RUSM was driven by the inability to offer clinical experiences to all eligible students caused by an increase in students waiting to pass their USMLE Step 1 exam. If a student has not yet started in a clinical program, is not eligible to be enrolled in a clinical program, or not participating in other educational experiences, they are not included in the enrollment count for that semester. This clinical backlog is decreasing and is expected to be less of a factor in enrollments in the near term. Management believes increased competition for students and hesitancy on participating in on campus instruction were drivers of lower new student enrollment. Total enrollment at RUSM and RUSVM also declined due to higher student withdrawals and leaves of absence. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing and enrollment investments.

Tuition Rates:

●	Effective for semesters beginning in September 2021, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $23,800 and $26,625, respectively, per semester. These tuition rates represent a 2.4% increase from the prior academic year.
●	Effective for semesters beginning in September 2021, tuition rates for the beginning basic sciences and final clinical rotation portions of RUSM’s medical program are $24,750 and $27,310, respectively, per semester. These tuition rates represent a 2.4% increase from the prior academic year.
●	For students who entered the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) is $21,603 per semester effective September 2021. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical and clinical curriculum are $20,066 and $25,190, respectively, per semester effective September 2021. All of these tuition rates represent a 3.5% increase from the prior academic year.

The respective tuition rates for AUC, RUSM, and RUSVM do not include the cost of transportation, living expenses, or health insurance.

Cost of Educational Services

The largest component of cost of educational services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and the provision for bad debts. We have not yet experienced significant inflationary pressures on wages or other costs of delivering our educational services; however, should inflation persist in the overall economy, cost increase could affect our results of operations in the future. The following tables present cost of educational services by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$63,989	$—	$56,283	$555	$120,827
Cost increase (decrease)	2,608	—	(2,138)	(555)	(85)
Effect of acquisitions	—	59,678	—	—	59,678
Fiscal year 2022 as reported	$66,597	$59,678	$54,145	$—	$180,420

Fiscal year 2022 % change:
Cost increase (decrease)	4.1%	NM	(3.8)%	NM	(0.1)%
Effect of acquisitions	—	NM	—	NM	49.4%
Fiscal year 2022 % change as reported	4.1%	NM	(3.8)%	NM	49.3%

	Six Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$123,721	$—	$101,662	$1,137	$226,520
Cost increase (decrease)	8,564	—	4,793	(1,137)	12,220
Effect of acquisitions	—	93,730	—	—	93,730
Fiscal year 2022 as reported	$132,285	$93,730	$106,455	$—	$332,470

Fiscal year 2022 % change:
Cost increase	6.9%	NM	4.7%	NM	5.4%
Effect of acquisitions	—	NM	—	NM	41.4%
Fiscal year 2022 % change as reported	6.9%	NM	4.7%	NM	46.8%

Cost of educational services increased 49.3%, or $59.6 million, to $180.4 million in the second quarter and increased 46.8%, or $106.0 million, to $332.5 million in the first six months of fiscal year 2022 compared to the year-ago periods. Excluding the effect of the Walden acquisition, cost of education services decreased 0.1%, or $0.1 million, in the second quarter and increased 5.4%, or $12.2 million, in the first six months of fiscal year 2022 compared to the year-ago periods. Costs increased in the first six months of fiscal year 2022 primarily driven by return to campus cost increases at Chamberlain, AUC, RUSM, and RUSVM, increased clinical expense to support increased clinical hours, and costs to support Chamberlain campus growth.

As a percentage of revenue, cost of educational services was 48.6% and 50.4% in the second quarter and first six months of fiscal year 2022, respectively, compared to 51.5% and 50.0% in the year-ago periods. The decrease in the percentage in the second quarter was primarily the result of the influence of Walden’s higher gross margins for the entire quarter. Walden’s fully online operating model results in lower cost of educational services. The increase in the percentage in the first six months of fiscal year 2022 was primarily the result of return to campus, partially offset by Walden’s lower relative cost of instruction for a portion of the six-month period.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization expense of finite-lived intangible assets related to business acquisitions. The following tables present student services and administrative expense by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$45,506	$—	$17,328	$9,426	$72,260
Cost increase (decrease)	1,227	—	272	(1,763)	(264)
Effect of acquisitions excluding special items	—	50,902	—	—	50,902
Walden intangible amortization expense	—	30,699	—	—	30,699
Fiscal year 2022 as reported	$46,733	$81,601	$17,600	$7,663	$153,597

Fiscal year 2022 % change:
Cost increase (decrease)	2.7%	NM	1.6%	NM	(0.4)%
Effect of acquisitions excluding special items	—	NM	—	NM	70.4%
Effect of Walden intangible amortization expense	—	NM	—	NM	42.5%
Fiscal year 2022 % change as reported	2.7%	NM	1.6%	NM	112.6%

	Six Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$89,370	$—	$34,169	$19,551	$143,090
Cost increase (decrease)	6,459	—	270	(792)	5,937
Effect of acquisitions excluding special items	—	80,661	—	—	80,661
Walden intangible amortization expense	—	47,150	—	—	47,150
CEO transition costs	—	—	—	6,195	6,195
Fiscal year 2022 as reported	$95,829	$127,811	$34,439	$24,954	$283,033

Fiscal year 2022 % change:
Cost increase	7.2%	NM	0.8%	NM	4.1%
Effect of acquisitions excluding special items	—	NM	—	NM	56.4%
Effect of Walden intangible amortization expense	—	NM	—	NM	33.0%
Effect of CEO transition costs	—	NM	—	NM	4.3%
Fiscal year 2022 % change as reported	7.2%	NM	0.8%	NM	97.8%

Student services and administrative expense increased 112.6%, or $81.3 million, to $153.6 million in the second quarter and increased 97.8%, or $139.9 million, to $283.0 million in the first six months of fiscal year 2022 compared to the year-ago periods. Excluding the effect of the Walden acquisition and CEO transition costs, student services and administrative expense decreased 0.4%, or $0.3 million, in the second quarter and increased 4.1%, or $5.9 million, in the first six months of fiscal year 2022 compared to the year-ago periods. Increased costs at Chamberlain in the first six months of fiscal year 2022 were primarily driven by higher marketing expense.

As a percentage of revenue, student services and administrative expense was 41.4% and 42.9% in the second quarter and first six months of fiscal year 2022, respectively, compared to 30.8% and 31.6% in the year-ago periods. The increases in the percentages were primarily the result of an increase in Chamberlain marketing expense, Walden intangible amortization expense and CEO transition costs.

Restructuring Expense

Restructuring expense in the second quarter and first six months of fiscal year 2022 was $3.4 million and $6.5 million, respectively, compared to $1.2 million and $4.1 million in the year-ago periods. The primary driver of the increased restructure expense in the second quarter and first six months of fiscal year 2022 was the higher severance charges related to workforce reductions related to synergy actions with regard to the Walden acquisition. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

In addition to continuing to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities, we have begun additional restructuring plans to achieve synergies with the Walden acquisition.

Business Acquisition and Integration Expense

Business acquisition and integration expense in the second quarter and first six months of fiscal year 2022 was $9.1 million and $35.6 million, respectively, compared to $11.1 million and $24.5 million in the year-ago periods. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. We expect to incur additional integration costs through the remainder of fiscal year 2022.

Operating Income

The following tables present operating income by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$32,482	$—	$18,808	$(22,226)	$29,064
Organic change	(6,691)	—	898	2,317	(3,476)
Effect of acquisitions excluding special items	—	32,401	—	—	32,401
Deferred revenue adjustment change	—	(2,354)	—	—	(2,354)
Restructuring expense change	(335)	(1,791)	(188)	93	(2,221)
Business acquisition and integration expense change	—	—	—	2,019	2,019
Walden intangible amortization expense change	—	(30,699)	—	—	(30,699)
Fiscal year 2022 as reported	$25,456	$(2,443)	$19,518	$(17,797)	$24,734

	Six Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$62,651	$—	$41,649	$(49,285)	$55,015
Organic change	(16,005)	—	(6,278)	1,929	(20,354)
Effect of acquisitions excluding special items	—	43,413	—	—	43,413
Deferred revenue adjustment change	—	(8,561)	—	—	(8,561)
CEO transition costs change	—	—	—	(6,195)	(6,195)
Restructuring expense change	(335)	(1,791)	(188)	(85)	(2,399)
Business acquisition and integration expense change	—	—	—	(11,098)	(11,098)
Walden intangible amortization expense change	—	(47,150)	—	—	(47,150)
Fiscal year 2022 as reported	$46,311	$(14,089)	$35,183	$(64,734)	$2,671

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Chamberlain:
Operating income (GAAP)	$25,456	$32,482	(21.6)%	$46,311	$62,651	(26.1)%
Restructuring expense	335	—		335	—
Operating income excluding special items (non-GAAP)	$25,791	$32,482	(20.6)%	$46,646	$62,651	(25.5)%

Walden:
Operating loss (GAAP)	$(2,443)	$—	NM	$(14,089)	$—	NM
Deferred revenue adjustment	2,354	—		8,561	—
Restructuring expense	1,791	—		1,791	—
Walden intangible amortization expense	30,699	—		47,150	—
Operating income excluding special items (non-GAAP)	$32,401	$—	NM	$43,413	$—	NM

Medical and Veterinary:
Operating income (GAAP)	$19,518	$18,808	3.8%	$35,183	$41,649	(15.5)%
Restructuring expense	188	—		188	—
Operating income excluding special items (non-GAAP)	$19,706	$18,808	4.8%	$35,371	$41,649	(15.1)%

Home Office and Other:
Operating loss (GAAP)	$(17,797)	$(22,226)	19.9%	$(64,734)	$(49,285)	(31.3)%
CEO transition costs	—	—		6,195	—
Restructuring expense	1,073	1,166		4,167	4,082
Business acquisition and integration expense	9,060	11,079		35,613	24,515
Operating loss excluding special items (non-GAAP)	$(7,664)	$(9,981)	23.2%	$(18,759)	$(20,688)	9.3%

Adtalem Global Education:
Operating income (GAAP)	$24,734	$29,064	(14.9)%	$2,671	$55,015	(95.1)%
Deferred revenue adjustment	2,354	—		8,561	—
CEO transition costs	—	—		6,195	—
Restructuring expense	3,387	1,166		6,481	4,082
Business acquisition and integration expense	9,060	11,079		35,613	24,515
Walden intangible amortization expense	30,699	—		47,150	—
Operating income excluding special items (non-GAAP)	$70,234	$41,309	70.0%	$106,671	$83,612	27.6%

Total consolidated operating income decreased 14.9%, or $4.3 million, to $24.7 million in the second quarter and decreased 95.1%, or $52.3 million, to $2.7 million in the first six months of fiscal year 2022 compared to the year-ago periods. Excluding the effect of the Walden acquisition, total consolidated operating income decreased $1.9 million and decreased $38.3 million in the second quarter and first six months of fiscal year 2022, respectively, compared to the year-ago periods. The primary drivers of the operating income decreases in the second quarter and the first six months of fiscal year 2022 were decreased revenue at Chamberlain and Medical and Veterinary, increased costs at Chamberlain and Medical and Veterinary for return to campus, increased marketing expense at Chamberlain, and CEO transition costs. An additional driver of the operating income decrease in the first six months of fiscal year 2022 was increased business acquisition and integration costs.

Consolidated operating income excluding special items increased 70.0%, or $28.9 million, in the second quarter and increased 27.6%, or $23.1 million, in the first six months of fiscal year 2022 compared to the year-ago periods. The addition of operating income excluding special items from Walden was partially offset by the drivers explained above for the other segments.

Chamberlain

Chamberlain operating income decreased 21.6%, or $7.0 million, to $25.5 million in the second quarter and decreased 26.1%, or $16.3 million, to $46.3 million in the first six months of fiscal year 2022 compared to the year-ago periods. The primary drivers of the decreases in operating income was decreased revenue, increased costs for return to campus and increased marketing expense.

Walden

Walden operating loss was $2.4 million in the second quarter and an operating loss of $14.1 million in the first six months of fiscal year 2022, which were impacted by intangible amortization expense and the deferred revenue purchase accounting adjustments. Segment operating income excluding special items was $32.4 million and $43.4 million in the second quarter and first six months of fiscal year 2022, respectively. There was no comparable operating income in the year-ago periods as Adtalem acquired Walden on August 12, 2021.

Medical and Veterinary

Medical and Veterinary operating income increased 3.8%, or $0.7 million, to $19.5 million in the second quarter and decreased 15.5%, or $6.5 million, to $35.2 million in the first six months of fiscal year 2022 compared to the year-ago periods. The primary driver of the increase in operating income in the second quarter of fiscal year 2022 was lower bad debt expense. The primary driver of the decrease in operating income in the first six months of fiscal year 2022 was an increase in costs for return to campus.

Net Other Expense

Net other expense in the second quarter and first six months of fiscal year 2022 was $25.1 million and $71.6 million, respectively, compared to $1.5 million and $3.7 million in the year-ago periods. The increase in net other expense was primarily the result of increased borrowings (as discussed in Note 13 “Debt” to the Consolidated Financial Statements) to finance the Walden acquisition.

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

Our income tax benefits from continuing operations were $39.4 million and $30.8 million in the three and six months ended December 31, 2021, respectively, and our income tax expenses from continuing operations were $3.6 million and $7.8 million in the three and six months ended December 31, 2020, respectively. The increase in the fiscal year 2022 income tax benefit is the result of the losses incurred for the three and six months ended December 31, 2021, and a catch-up tax benefit recorded in the second quarter of fiscal year 2022 due to the change in the full year ETR after reflecting discontinued operations treatment for the Financial Services segment.

On December 27, 2020, the Appropriations Act was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends through December 31, 2025, certain expiring tax provisions, including look-through treatment of payments of dividends, interest, rents, and royalties received or accrued from related controlled foreign corporations. Additionally, the Appropriations Act enacted new provisions and extended certain provisions originated within the CARES Act, enacted on March 27, 2020, including an extension of time for repayment of the deferred portion of employees’ payroll tax through December 31, 2021, and a temporary allowance for full deduction of certain business meals. Adtalem elected not to defer the employees’ portion of payroll tax. Management does not expect that the other provisions of the Appropriations Act would result in a material tax or cash benefit.

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

Discontinued Operations

Beginning in the second quarter of fiscal year 2022, ACAMS, Becker, OCL, and EduPristine operations were classified as discontinued operations. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations.

Total loss from discontinued operations attributable to Adtalem was $21.2 million and $2.0 million in the second quarter and first six months of fiscal year 2022, respectively, compared to $0.6 million and $0.3 million in the year-ago periods.

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

The following table, which excludes ACAMS, Adtalem Brazil (divestiture completed during fiscal year 2020, Becker, EduPristine, and OCL revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2021 and 2020.

	Fiscal Year
	2021	2020
Federal assistance (Title IV) program funding (grants and loans)	72%	71%
State grants	1%	1%
Private loans	2%	2%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance, and other	25%	26%
Total	100%	100%

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

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University agreed to certain compliance requirements regarding its past and future advertising, that DeVry University’s participation in Title IV programs was subject to provisional certification for five years and that DeVry University was required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit continued to be posted by Adtalem following the closing of the sale of DeVry University. This letter of credit expired during the second quarter of fiscal year 2022 and is no longer outstanding as of December 31, 2021.

Walden must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Walden University is currently on a temporary provisional program participation agreement which is required for participation in Title IV programs on a month-to-month basis. Walden’s provisional certification prior to acquisition was due to Walden’s prior parent company (Laureate Education Inc.) failing composite score under ED’s financial responsibility standards and ED’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. As a result of Adtalem’s acquisition of Walden, the provisional nature of Walden’s program participation agreement remains in effect on a month-to-month basis while ED reviews the change in ownership application relating to the acquisition of Walden by Adtalem. Walden also is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as a restriction on changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership during the period in which Walden participates under provisional certification (either as a result of the change in ownership or because of the continuation of the financial responsibility letter of credit). As of December 31, 2021, Adtalem maintains a letter of credit for $84.0 million in favor of ED, which allows Walden to participate in Title IV programs. This letter of credit, which was assumed in the Acquisition, reduces Adtalem’s borrowing capacity dollar-for-dollar under its Credit Facility (as defined in Note 13 “Debt” to the Consolidated Financial Statements).

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, Walden, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The Rescue Act enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change is subject to negotiated rulemaking, which began in January 2022. The amended rule will first apply to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2021 and 2020.

	Fiscal Year
	2021	2020
Chamberlain University	66%	62%
American University of the Caribbean School of Medicine	80%	81%
Ross University School of Medicine	85%	85%
Ross University School of Veterinary Medicine	82%	84%

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

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. Changes to the manner in which the composite score is calculated that were effective on July 1, 2020 has negatively affected Adtalem’s composite score for fiscal year 2021 and will continue to negatively affect future Adtalem scores. At this time, management does not believe these changes by themselves will result in the score falling below 1.5. However, as a result of the acquisition of Walden and the related transactions, Adtalem expects its consolidated composite score to fall below 1.5 for its fiscal year 2022 financial responsibility test. If Adtalem becomes unable to meet requisite financial responsibility standards within the regulations, management believes it will be able to otherwise demonstrate its ability to continue to provide educational services; however, our institutions will be subject to additional state regulatory approvals, heightened cash monitoring, or be required to post a letter of credit to continue to participate in federal and state financial assistance programs.

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $275.4 million, $476.4 million, and $415.9 million as of December 31, 2021, June 30, 2021, and December 31, 2020, respectively, included cash and cash equivalents held at Adtalem’s international operations of $51.7 million, $111.7 million, and $44.5 million as of December 31, 2021, June 30, 2021, and December 31, 2020, respectively, which is available to Adtalem for general corporate purposes.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $1.2 million, $0.4 million, and $39.4 million was held in these restricted bank accounts as of December 31, 2021, June 30, 2021, and December 31, 2020, respectively. The higher balance in these accounts at December 31, 2020 was driven by the federal financial aid funds received during December 2020 for the January 2021 semester at the medical and veterinary schools, which were not yet transferred to unrestricted accounts as of December 31, 2020. The federal financial aid funds we received in December 2021 for the January 2022 semester at the medical and veterinary schools were transferred to unrestricted accounts prior to December 31, 2021. In addition, $818.6 million was recorded within restricted cash on the Consolidated Balance Sheet as of June 30, 2021, which represents cash held in an escrow account designated to fund the Acquisition and was not available to Adtalem for general corporate purposes (see Note 13 “Debt” to the Consolidated Financial Statements for additional information).

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Six Months Ended
	December 31,
	2021	2020
(Loss) income from continuing operations	$(38,148)	$43,527
Non-cash items	131,129	55,037
Changes in assets and liabilities	(111,949)	(40,607)
Net cash (used in) provided by operating activities-continuing operations	$(18,968)	$57,957

Net cash used in operating activities from continuing operations in the six months ended December 31, 2021 was $19.0 million compared to net cash generation of $58.0 million in the year-ago period. The decrease was driven by increased interest payments and payments for business acquisition and integration expenses related to the Walden acquisition. The increase of $76.1 million in non-cash items between the six months ended December 31, 2021 and the six months ended December 31, 2020 was principally driven by increases in Walden intangible amortization, Walden depreciation, Walden bad debt expense, amortization of deferred financing fees, and stock-based compensation expense related to the CEO transition. The decrease of $71.3 million in cash generated from changes in assets and liabilities was primarily due to changes in accounts receivable, prepaid assets, prepaid income taxes, accounts payable, accrued payroll and related taxes, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in the first six months of fiscal year 2022 and 2021 were $14.8 million and $19.7 million, respectively. The capital expenditures in fiscal year 2022 primarily consisted of spending for Chamberlain new campus development and improvements. Capital spending for the remainder of fiscal year 2022 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and Adtalem’s home office. Management anticipates full fiscal year 2022 capital spending to be in the $55 to $65 million range, including $14.8 million spent during the first six months of fiscal year 2022. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Six Months Ended
	December 31,
	2021	2020
Net proceeds from (repayments of) long-term debt	$559,000	$(1,500)
Payment of debt discount and issuance costs	(49,553)	(1,722)
Repurchases of common stock for treasury	—	(44,963)
Other	5,926	(3,934)
Net cash provided by (used in) financing activities	$515,373	$(52,119)

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. Repurchases were suspended in May 2021 after achieving management’s target of $100 million in repurchases for fiscal year 2021. We did not make any share repurchases during the six months ended December 31, 2021. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Prior Term Loan B (as defined in Note 13 “Debt” to the Consolidated Financial Statements) debt. We paid interest at a fixed rate of 0.946% and received variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Prior Term Loan B. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occurred on a monthly basis. The Swap was set to terminate on February 28, 2025. On July 29, 2021, prior to refinancing our Prior Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in the first six months of fiscal year 2022. During the operating term of the Swap, the annual interest rate on the amount of the Prior Term Loan B was fixed at 3.946% (including the impact of our current 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheet and were reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affected earnings.

As discussed in the previous section of this MD&A titled “Walden University Acquisition,” on August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.5 billion in cash. On March 1, 2021, we issued $800 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem replaced the Prior Credit Facility and Prior Credit Agreement (as defined in Note 13 “Debt” to the Consolidated Financial Statements) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The proceeds of the Notes and the Term Loan B were used, among other things, to finance the Acquisition, refinance Adtalem’s Prior Credit Agreement, and pay fees and expenses related to the Acquisition. The Revolver will be used to finance ongoing working capital and for general corporate purposes. As of December 31, 2021, the amount of debt outstanding under the Notes and Credit Facility was $1,650.0 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

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

Material Cash Requirements

Long-Term Debt – We have issued $800 million of Notes and maintain a $1,250 million credit facility, which requires principal and interest payments. As of December 31, 2021, the amount of debt outstanding under the Notes and our Credit Facility was $1,650.0 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Credit Agreement.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding the future impact of the COVID-19 pandemic, and the efficacy and distribution of the vaccines, the expected synergies from the recent Walden acquisition, and the pending sale of the financial services segment including our anticipated net proceeds and whether the pending sale will be completed in the anticipated timeframe, if at all. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2021 Form 10-K and this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.

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

Net income from continuing operations excluding special items (most comparable GAAP measure: net income (loss) attributable to Adtalem) – Measure of Adtalem’s net income (loss) attributable to Adtalem adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, Walden intangible amortization expense, pre-acquisition interest expense, and loss from discontinued operations attributable to Adtalem.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: earnings (loss) per share) – Measure of Adtalem’s diluted earnings (loss) per share adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, Walden intangible amortization expense, pre-acquisition interest expense, and loss from discontinued operations attributable to Adtalem.

Operating income excluding special items (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, and Walden intangible amortization expense. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Deferred revenue adjustment related to a revenue purchase accounting adjustment to record Walden’s deferred revenue at fair value.
●	CEO transition costs related to acceleration of stock-based compensation expense.
●	Restructuring expense primarily related to plans to achieve synergies with the Walden acquisition and real estate consolidations at Adtalem’s home office.
●	Business acquisition and integration expense include expenses related to the Walden acquisition.
●	Walden amortization expense on acquired intangible assets.
●	Pre-acquisition interest expense related to financing arrangements in connection with the Walden acquisition.
●	Loss from discontinued operations attributable to Adtalem includes the operations of ACAMS, Becker, OCL, and EduPristine, in addition to costs related to DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income (loss) attributable to Adtalem reconciliation to net income from continuing operations excluding special items (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income (loss) attributable to Adtalem (GAAP)	$17,853	$23,315	$(40,151)	$43,245
Deferred revenue adjustment	2,354	—	8,561	—
CEO transition costs	—	—	6,195	—
Restructuring expense	3,387	1,166	6,481	4,082
Business acquisition and integration expense	9,060	11,079	35,613	24,515
Walden intangible amortization expense	30,699	—	47,150	—
Pre-acquisition interest expense	—	45	31,634	45
Income tax impact on non-GAAP adjustments (1)	(46,742)	(4,006)	(42,102)	(7,607)
Loss from discontinued operations attributable to Adtalem	21,181	626	2,003	282
Net income from continuing operations excluding special items (non-GAAP)	$37,792	$32,225	$55,384	$64,562
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings (loss) per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Earnings (loss) per share, diluted (GAAP)	$0.36	$0.44	$(0.81)	$0.82
Effect on diluted earnings per share:
Deferred revenue adjustment	0.05	-	0.17	-
CEO transition costs	-	-	0.12	-
Restructuring expense	0.07	0.02	0.13	0.08
Business acquisition and integration expense	0.18	0.21	0.71	0.47
Walden intangible amortization expense	0.61	-	0.94	-
Pre-acquisition interest expense	-	0.00	0.63	0.00
Income tax impact on non-GAAP adjustments (1)	(0.93)	(0.08)	(0.84)	(0.14)
Loss from discontinued operations attributable to Adtalem	0.42	0.01	0.04	0.01
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$0.75	$0.61	$1.10	$1.23
Diluted shares used in non-GAAP EPS calculation	50,237	52,441	50,166	52,622
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rate on Adtalem’s Term Loan B is based upon LIBOR for eurocurrency rate loans or an alternative base rate for periods typically ranging from one to three months. As of December 31, 2021, Adtalem had $850.0 million in outstanding borrowings under the Term Loan B with an interest rate of 5.25%. Based upon borrowings of $850.0 million, a 100 basis point increase in short-term interest rates would result in $3.0 million of additional annual interest expense.

Interest on our Credit Facility is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that no new contracts referencing LIBOR are allowed. In addition, publication of one-week and two-month LIBOR rates ceased on December 31, 2021; however, all other LIBOR tenors will be published through June 30, 2023. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts. The Credit Agreement provides guidance surrounding the implementation of a replacement benchmark rate, however the specific replacement benchmark rate has not been identified.

There have been no other material changes in Adtalem’s market risk exposure during the first six months of fiscal year 2022. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2021 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first six months of fiscal year 2022, Adtalem completed its acquisition of Walden on August 12, 2021 (the “Acquired Company”). See Note 3 “Acquisitions” to the Consolidated Financial Statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q for a discussion of the acquisition and related financial data. Adtalem is currently in the process of integrating the Acquired Company’s internal controls over financial reporting. Except for the inclusion of the Acquired Company, there has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A delayed or unsuccessful sale of ACAMS, Becker, and OCL could have a material adverse effect on the stock valuation of Adtalem or may impact the growth prospects or financial resources of Adtalem.

Adtalem has entered into a binding equity purchase agreement to sell its ACAMS, Becker, and OCL entities to Wendel Group and Colibri Group (“Purchaser”) (the “Transaction”). Adtalem’s transfer of ownership to the Purchaser is subject to certain closing conditions. There is no assurance that the conditions to closing will be satisfied in a timely manner or at all. If the Transaction is not completed, the valuation of Adtalem common stock may materially and adversely decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 - October 31, 2021	—	$—	—	$245,231,124
November 1, 2021 - November 30, 2021	—	—	—	245,231,124
December 1, 2021 - December 31, 2021	—	—	—	—
Total	—	$—	—	$—
(1)

On November 8, 2018, we announced that the Board of Directors of Adtalem (the “Board”) authorized the eleventh share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. Repurchases were suspended in May 2021 after achieving management’s target of $100 million in repurchases for fiscal year 2021. We currently do not have an active share repurchase program.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	630	$37.52	NA	NA
November 1, 2021 - November 30, 2021	8,421	31.73	NA	NA
December 1, 2021 - December 31, 2021	—	—	NA	NA
Total	9,051	$32.13	NA	NA
(1)

Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1

Equity Purchase Agreement, by and among McKissock, Amber Purchaser and Registrant, dated as of January 24, 2022 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2022)

3.1	Amended and Restated By-Laws of Registrant, as amended November 10, 2021 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2021)
10.1*

Executive Employment Agreement effective October 18, 2021, between Registrant and Robert J. Phelan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2021)

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

Adtalem Global Education Inc.

Date: February 8, 2022	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)