Form 10-Q
period 2022-03-31
Adtalem Global Education Inc.
filed 2022-05-05
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 28, 2022, there were 45,143,530 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	March 31,	June 30,	March 31,
	2022	2021	2021
Assets:
Current assets:
Cash and cash equivalents	$788,729	$476,377	$461,605
Restricted cash	1,266	819,003	808,034
Accounts receivable, net	96,064	43,041	58,108
Prepaid expenses and other current assets	123,505	128,217	109,651
Current assets held for sale	1,432	48,315	60,127
Total current assets	1,010,996	1,514,953	1,497,525
Noncurrent assets:
Property and equipment, net	294,538	283,692	278,864
Operating lease assets	186,968	167,365	162,557
Deferred income taxes	47,574	53,486	57,979
Intangible assets, net	896,884	137,500	137,500
Goodwill	961,262	310,210	310,210
Other assets, net	120,145	86,040	84,291
Noncurrent assets held for sale	93	531,597	532,859
Total noncurrent assets	2,507,464	1,569,890	1,564,260
Total assets	$3,518,460	$3,084,843	$3,061,785

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$67,252	$42,421	$34,446
Accrued payroll and benefits	56,705	54,331	40,906
Accrued liabilities	176,921	126,344	108,277
Deferred revenue	167,576	68,807	87,308
Current operating lease liabilities	51,335	53,991	53,598
Current portion of long-term debt	—	3,000	3,000
Current liabilities held for sale	1,417	59,913	54,917
Total current liabilities	521,206	408,807	382,452
Noncurrent liabilities:
Long-term debt	1,225,360	1,067,711	1,067,564
Long-term operating lease liabilities	188,955	167,066	163,251
Deferred income taxes	25,862	26,177	25,949
Other liabilities	65,729	78,705	80,225
Noncurrent liabilities held for sale	41	33,517	33,627
Total noncurrent liabilities	1,505,947	1,373,176	1,370,616
Total liabilities	2,027,153	1,781,983	1,753,068
Commitments and contingencies (Note 19)
Redeemable noncontrolling interest	—	1,790	2,493
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 45,138, 49,253, and 49,700 shares outstanding as of March 31, 2022, June 30, 2021, and March 31, 2021, respectively	818	811	811
Additional paid-in capital	517,431	519,826	516,627
Retained earnings	2,314,796	2,005,105	1,995,465
Accumulated other comprehensive loss	(2,209)	(7,365)	(7,756)
Treasury stock, at cost, 36,621, 31,846, and 31,366 shares as of March 31, 2022, June 30, 2021, and March 31, 2021, respectively	(1,339,529)	(1,217,307)	(1,198,923)
Total shareholders' equity	1,491,307	1,301,070	1,306,224
Total liabilities and shareholders' equity	$3,518,460	$3,084,843	$3,061,785

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue	$365,623	$230,213	$1,025,891	$683,435
Operating cost and expense:
Cost of educational services	166,027	114,977	498,497	341,497
Student services and administrative expense	149,890	74,412	432,923	217,502
Restructuring expense	10,518	1,217	16,999	5,299
Business acquisition and integration expense	5,924	3,646	41,537	28,161
Total operating cost and expense	332,359	194,252	989,956	592,459
Operating income	33,264	35,961	35,935	90,976
Other income (expense):
Interest and dividend income	1,045	910	2,784	3,133
Interest expense	(36,585)	(8,555)	(109,907)	(15,983)
Investment gain	—	479	—	2,002
Net other expense	(35,540)	(7,166)	(107,123)	(10,848)
(Loss) income from continuing operations before income taxes	(2,276)	28,795	(71,188)	80,128
Benefit from (provision for) income taxes	8,133	(4,557)	38,897	(12,363)
Income (loss) from continuing operations	5,857	24,238	(32,291)	67,765
Discontinued operations:
Income from discontinued operations before income taxes	4,071	1,416	2,180	2,159
Gain on disposal of discontinued operations before income taxes	474,003	—	474,003	—
Provision for income taxes	(134,089)	(1,104)	(134,201)	(2,386)
Income (loss) from discontinued operations	343,985	312	341,982	(227)
Net income	349,842	24,550	309,691	67,538
Net loss attributable to redeemable noncontrolling interest from discontinued operations	—	102	—	359
Net income attributable to Adtalem	$349,842	$24,652	$309,691	$67,897

Amounts attributable to Adtalem:
Net income (loss) from continuing operations	$5,857	$24,238	$(32,291)	$67,765
Net income from discontinued operations	343,985	414	341,982	132
Net income attributable to Adtalem	$349,842	$24,652	$309,691	$67,897

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$0.12	$0.48	$(0.65)	$1.31
Discontinued operations	$7.03	$0.01	$6.91	$0.00
Total basic earnings per share	$7.15	$0.49	$6.26	$1.31
Diluted:
Continuing operations	$0.12	$0.47	$(0.65)	$1.30
Discontinued operations	$6.97	$0.01	$6.91	$0.00
Total diluted earnings per share	$7.09	$0.48	$6.26	$1.30

Weighted-average shares outstanding:
Basic shares	48,925	50,658	49,459	51,799
Diluted shares	49,377	51,111	49,459	52,101

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income	$349,842	$24,550	$309,691	$67,538
Other comprehensive income (loss), net of tax
(Loss) gain on foreign currency translation adjustments	(24)	(59)	12	702
Unrealized loss on available-for-sale marketable securities	—	(82)	—	(81)
Unrealized gain on interest rate swap	—	96	—	678
Comprehensive income before reclassification	349,818	24,505	309,703	68,837
Reclassification adjustment for realized gain on foreign currency translation adjustments	(1,551)	—	(1,551)	—
Reclassification adjustment for unrealized loss on interest rate swap	—	—	6,695	—
Comprehensive income	348,267	24,505	314,847	68,837
Comprehensive loss attributable to redeemable noncontrolling interest from discontinued operations	—	102	—	359
Comprehensive income attributable to Adtalem	$348,267	$24,607	$314,847	$69,196

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$309,691	$67,538
(Income) loss from discontinued operations	(341,982)	227
(Loss) income from continuing operations	(32,291)	67,765
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	18,604	10,429
Amortization and adjustments to operating lease assets	35,251	39,346
Depreciation	33,471	25,325
Amortization of intangible assets	73,967	—
Amortization and write-off of debt discount and issuance costs	34,481	1,548
Provision for bad debts	19,552	7,978
Deferred income taxes	3,425	(4,558)
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	2,274	1,589
Realized and unrealized gain on investments	—	(2,002)
Changes in assets and liabilities:
Accounts receivable	(40,520)	1,804
Prepaid expenses and other current assets	3,531	(7,297)
Accounts payable	(5,737)	(826)
Accrued payroll and benefits	(23,221)	(884)
Accrued liabilities	(92,528)	8,128
Deferred revenue	87,811	23,813
Operating lease liabilities	(36,159)	(36,683)
Other assets and liabilities	(23,514)	(9,799)
Net cash provided by operating activities-continuing operations	58,397	125,676
Net cash (used in) provided by operating activities-discontinued operations	(6,915)	18,487
Net cash provided by operating activities	51,482	144,163
Investing activities:
Capital expenditures	(22,249)	(28,591)
Proceeds from sales of marketable securities	—	2,387
Purchases of marketable securities	—	(2,414)
Payment for purchase of business, net of cash and restricted cash acquired	(1,488,054)	—
Cash received on DeVry University loan	10,000	—
Net cash used in investing activities-continuing operations	(1,500,303)	(28,618)
Net cash used in investing activities-discontinued operations	(3,287)	(6,253)
Proceeds from sale of business, net of cash transferred	962,652	—
Net cash used in investing activities	(540,938)	(34,871)
Financing activities:
Proceeds from exercise of stock options	8,433	889
Employee taxes paid on withholding shares	(2,727)	(4,144)
Proceeds from stock issued under Colleague Stock Purchase Plan	400	160
Repurchases of common stock for treasury	(120,000)	(81,568)
Payment for purchase of equity forward contract	(30,000)	—
Proceeds from long-term debt	850,000	800,000
Repayments of long-term debt	(687,667)	(2,250)
Payment of debt discount and issuance costs	(49,553)	(18,047)
Payment for purchase of redeemable noncontrolling interest of subsidiary	(1,790)	—
Net cash (used in) provided by financing activities	(32,904)	695,040
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	343
Net (decrease) increase in cash, cash equivalents and restricted cash	(522,348)	804,675
Cash, cash equivalents and restricted cash at beginning of period	1,313,616	501,105
Cash, cash equivalents and restricted cash at end of period	791,268	1,305,780
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	1,273	36,141
Cash, cash equivalents and restricted cash of continuing operations at end of period	$789,995	$1,269,639

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
December 31, 2020	81,021	$810	$512,102	$1,970,813	$(7,711)	30,389	$(1,162,235)	$1,313,779
Net income attributable to Adtalem				24,652				24,652
Other comprehensive loss, net of tax					(45)			(45)
Stock-based compensation			3,595					3,595
Net activity from stock-based compensation awards	45	1	941			5	(180)	762
Proceeds from stock issued under Colleague Stock Purchase Plan			(11)			(3)	97	86
Repurchases of common stock for treasury						975	(36,605)	(36,605)
March 31, 2021	81,066	$811	$516,627	$1,995,465	$(7,756)	31,366	$(1,198,923)	$1,306,224

December 31, 2021	81,705	$817	$542,296	$1,964,954	$(634)	31,908	$(1,219,543)	$1,287,890
Net income attributable to Adtalem				349,842				349,842
Other comprehensive loss, net of tax					(24)			(24)
Reclassification adjustment for realized gain on foreign currency translation adjustments					(1,551)			(1,551)
Stock-based compensation			4,953					4,953
Net activity from stock-based compensation awards	54	1	232			9	(209)	24
Proceeds from stock issued under Colleague Stock Purchase Plan			(50)			(6)	223	173
Repurchases of common stock for treasury						4,710	(120,000)	(120,000)
Equity forward contract			(30,000)					(30,000)
March 31, 2022	81,759	$818	$517,431	$2,314,796	$(2,209)	36,621	$(1,339,529)	$1,491,307

June 30, 2020	80,665	$807	$504,434	$1,927,568	$(9,055)	28,794	$(1,113,333)	$1,310,421
Net income attributable to Adtalem				67,897				67,897
Other comprehensive income, net of tax					1,299			1,299
Stock-based compensation			11,252					11,252
Net activity from stock-based compensation awards	401	4	994			129	(4,253)	(3,255)
Proceeds from stock issued under Colleague Stock Purchase Plan			(53)			(6)	231	178
Repurchases of common stock for treasury						2,449	(81,568)	(81,568)
March 31, 2021	81,066	$811	$516,627	$1,995,465	$(7,756)	31,366	$(1,198,923)	$1,306,224

June 30, 2021	81,099	$811	$519,826	$2,005,105	$(7,365)	31,846	$(1,217,307)	$1,301,070
Net income attributable to Adtalem				309,691				309,691
Other comprehensive income, net of tax					12			12
Reclassification adjustment for realized gain on foreign currency translation adjustments					(1,551)			(1,551)
Reclassification adjustment for unrealized loss on interest rate swap					6,695			6,695
Stock-based compensation			19,240					19,240
Net activity from stock-based compensation awards	660	7	8,426			78	(2,727)	5,706
Proceeds from stock issued under Colleague Stock Purchase Plan			(61)			(13)	505	444
Repurchases of common stock for treasury						4,710	(120,000)	(120,000)
Equity forward contract			(30,000)					(30,000)
March 31, 2022	81,759	$818	$517,431	$2,314,796	$(2,209)	36,621	$(1,339,529)	$1,491,307

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

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine were classified as discontinued operations and assets held for sale. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have classified ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. On March 10, 2022, we completed the sale of ACAMS, Becker, and OCL. We are in the process of selling EduPristine and expect to close during the fourth quarter of fiscal year 2022. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information.

We present three reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”).

Walden – Offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. This segment includes the operations of Walden University (“Walden”), which was acquired by Adtalem on August 12, 2021. Business acquisition and integration costs incurred for this transaction were $5.9 million and $41.5 million in the three and nine months ended March 31, 2022, respectively, and $3.6 million and $28.2 million in the three and nine months ended March 31, 2021, respectively. See Note 3 “Acquisitions” for additional information.

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

Management will early adopt the amendments during the first quarter of fiscal year 2023 and apply the revised guidance to any future business combinations.

In March 2022, the FASB issued ASU No. 2022-02: “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The guidance was issued as improvements to ASU No. 2016-13. The vintage disclosure changes are relevant to Adtalem and require an entity to disclose current-period gross writeoffs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our disclosures but will not otherwise impact Adtalem’s consolidated financial statements. Management is evaluating if we will early adopt the amendments during the first quarter of fiscal year 2023.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

3. Acquisitions

Walden University

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interests of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million. Adtalem funded the purchase with the $800.0 million in Notes (as defined in Note 13 “Debt”), the $850.0 million Term Loan B (as defined in Note 13 “Debt”), and available cash on hand. Walden offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees. The acquisition furthers Adtalem’s growth strategy as a leading workforce solutions provider.

The operations of Walden are included in Adtalem’s Walden reportable segment (see Note 20 “Segment Information”). The results of Walden’s operations have been included in the consolidated financial statements of Adtalem since the date of acquisition, which included revenue of $139.1 million and $348.3 million and net loss of $2.1 million and $12.6 million from the operations of Walden for the three and nine months ended March 31, 2022, respectively. In addition, we incurred acquisition-related costs of $22.3 million in the nine months ended March 31, 2022 and $13.2 million in the nine months ended March 31, 2021, which were included in business acquisition and integration expense in the Consolidated Statements of Income.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

August 12,
2021
Assets acquired:
Cash and cash equivalents	$65,010
Restricted cash	18,389
Accounts receivable	22,091
Prepaid expenses and other current assets	8,819
Property and equipment	25,882
Operating lease assets	6,096
Deferred income taxes	59
Intangible assets	833,351
Goodwill	651,052
Other assets, net	21,316
Total assets acquired	1,652,065
Liabilities assumed:
Accounts payable	31,971
Accrued payroll and benefits	25,639
Accrued liabilities	1,620
Deferred revenue	10,958
Current operating lease liabilities	1,983
Long-term operating lease liabilities	4,343
Other liabilities	4,098
Total liabilities assumed	80,612
Net assets acquired	$1,571,453

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, was all assigned to the Walden reporting unit and reportable segment. The amounts in the table above changed from that reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 after an adjustment to purchase accounting. The entire goodwill amount is expected to be tax deductible. Factors that contributed to a purchase price resulting in the recognition of goodwill includes Walden’s strategic fit into Adtalem’s workforce solutions provider strategy, the reputation of the Walden brand as a leader in online education industry, and potential future growth opportunity. Of the $833.4 million of acquired intangible assets, $495.8 million was assigned to Title IV eligibility and accreditations and $119.6 million was assigned to trade names, each of which has been determined not to be subject to amortization. The preliminary values and estimated useful lives of other intangible assets acquired are as follows (in thousands):

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

The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on July 1, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue	$365,623	$386,166	$1,095,130	$1,167,260
Net income attributable to Adtalem	$360,058	$19,616	$374,900	$12,876

The unaudited pro forma financial information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from July 1, 2020, with the consequential tax effects. The unaudited pro forma financial information also includes adjustments to reflect the additional interest expense on the debt we issued to fund the acquisition (see Note 13 “Debt” for additional information). As the ticking fees are representative of the historical interest expense incurred by Adtalem on the Term Loan B from the period of February 12, 2021 to August 12, 2021 and the unaudited pro forma financial information for the three and nine months ended March 31, 2021 has been adjusted to include interest expense assuming the Term Loan B had been entered into as of July 1, 2020, we have made a further adjustment to remove the ticking fees recognized in the unaudited pro forma financial information for the nine months ended March 31, 2022 (see Note 13 “Debt” for additional information on ticking fees). Had the Term Loan B been drawn upon on July 1, 2020, none of the ticking fees would have been incurred and, accordingly, the inclusion of such amounts would be duplicative to the interest expense incurred by Adtalem on a pro forma basis. The acquisition transaction costs we incurred in connection with the Walden acquisition are reflected in the unaudited pro forma financial information results for the nine months ended March 31, 2021.

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

4. Discontinued Operations and Assets Held for Sale

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s financial reporting as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s free cash flow. Adtalem received $2.9 million during the second quarter of fiscal year 2022 related to the earn-out, which was recorded within discontinued operations in the Consolidated Statements of Income for the nine months ended March 31, 2022. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “ DeVry Note”). The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan repayment of $10.0 million during the third quarter of fiscal year 2022. The DeVry Note is included on the Consolidated Balance Sheets in prepaid expenses and other current assets as of each of June 30, 2021 and March 31, 2021. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option with the exception of one lease which expires in December 2023. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases.

On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem sold the issued and outstanding shares of ACAMS, Becker, and OCL to the Purchaser for $962.7 million, net of cash of $21.5 million, subject to certain post-closing adjustments. This sale is the culmination of a long-term strategy to sharpen the focus of our portfolio and enhance our ability to address the rapidly growing and unmet demand for healthcare professionals in the U.S. In addition, we are in the process of selling EduPristine and expect to close during the fourth quarter of fiscal year 2022. As these sales represented a strategic shift that had a major effect on Adtalem’s operations and financial results, these businesses previously included in our former Financial Services segment are presented in Adtalem’s financial reporting as discontinued operations. In accordance with GAAP, we have classified ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale, which includes ACAMS, Becker, OCL, and EduPristine (in thousands):

	March 31,	June 30,	March 31,
	2022	2021	2021
Assets:
Current assets:
Cash and cash equivalents	$1,273	$18,236	$36,141
Accounts receivable, net	140	24,955	19,451
Prepaid expenses and other current assets	19	5,124	4,535
Total current assets held for sale	1,432	48,315	60,127
Noncurrent assets:
Property and equipment, net	—	13,545	12,158
Operating lease assets	—	1,578	1,778
Intangible assets, net	—	138,749	142,497
Goodwill	—	376,164	376,325
Other assets, net	93	1,561	101
Total noncurrent assets held for sale	93	531,597	532,859
Total assets held for sale	$1,525	$579,912	$592,986

Liabilities:
Current liabilities:
Accounts payable	$884	$13,650	$11,512
Accrued payroll and benefits	—	10,121	9,572
Accrued liabilities	—	2,914	3,158
Deferred revenue	533	31,890	29,362
Current operating lease liabilities	—	1,338	1,313
Total current liabilities held for sale	1,417	59,913	54,917
Noncurrent liabilities:
Long-term operating lease liabilities	—	789	1,135
Deferred income taxes	—	31,821	31,594
Other liabilities	41	907	898
Total noncurrent liabilities held for sale	41	33,517	33,627
Total liabilities held for sale	$1,458	$93,430	$88,544

The following is a summary of income statement information of operations reported as discontinued operations, which includes ACAMS, Becker, OCL, and EduPristine operations through the date of each respective sale, and activity related to the DeVry University divestiture, which includes litigation and settlement costs we continue to incur and the earn-out we received (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue	$41,105	$50,441	$153,444	$148,571
Operating cost and expense:
Cost of educational services	6,872	8,099	26,846	22,100
Student services and administrative expense	29,611	40,926	122,918	123,005
Restructuring expense	551	—	1,500	1,307
Total operating cost and expense	37,034	49,025	151,264	146,412
Income from discontinued operations before income taxes	4,071	1,416	2,180	2,159
Gain on disposal of discontinued operations before income taxes	474,003	—	474,003	—
Provision for income taxes	(134,089)	(1,104)	(134,201)	(2,386)
Income (loss) from discontinued operations	343,985	312	341,982	(227)
Net loss attributable to redeemable noncontrolling interest from discontinued operations	—	102	—	359
Net income from discontinued operations attributable to Adtalem	$343,985	$414	$341,982	$132

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$142,550	$139,081	$81,223	$362,854
Other	—	—	2,769	2,769
Total	$142,550	$139,081	$83,992	$365,623

	Nine Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$417,310	$348,325	$252,198	$1,017,833
Other	—	—	8,058	8,058
Total	$417,310	$348,325	$260,256	$1,025,891

	Three Months Ended March 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$146,313	$—	$83,108	$229,421
Other	—	—	792	792
Total	$146,313	$—	$83,900	$230,213

	Nine Months Ended March 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$422,054	$—	$259,800	$681,854
Other	—	—	1,581	1,581
Total	$422,054	$—	$261,381	$683,435

In addition, see Note 20 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Tuition and fees: The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these books and other educational products on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor, which revenue was not significant for the three and nine months ended March 31, 2022 and 2021.

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

Revenue of $68.8 million and $63.5 million was recognized during the first nine months of fiscal year 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2022 and 2021, respectively. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, increases from payments received related to academic terms commencing after the end of the reporting period, and increases from the Walden acquisition.

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

6. Restructuring Charges

During the third quarter and first nine months of fiscal year 2022, Adtalem recorded restructuring charges primarily related to workforce reductions related to synergy actions with regard to the Walden acquisition and Medical and Veterinary and Adtalem’s home office real estate consolidations. During the third quarter and first nine months of fiscal year 2021, Adtalem recorded restructuring charges primarily related to Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 20 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$—	$1,931	$1,931	$263	$2,003	$2,266
Walden	—	2,225	2,225	—	4,016	4,016
Medical and Veterinary	2,709	1,860	4,569	2,771	1,986	4,757
Home Office and Other	1,446	347	1,793	3,092	2,868	5,960
Total	$4,155	$6,363	$10,518	$6,126	$10,873	$16,999

	Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Home Office and Other	$1,217	$—	$1,217	$4,809	$490	$5,299
Total	$1,217	$—	$1,217	$4,809	$490	$5,299

The following table summarizes the separation and restructuring plan activity for fiscal years 2021 and 2022, for which cash payments are required (in thousands):

Liability balance as of June 30, 2020	$1,435
Increase in liability (separation and other charges)	490
Reduction in liability (payments and adjustments)	(1,925)
Liability balance as of June 30, 2021	—
Increase in liability (separation and other charges)	11,582
Reduction in liability (payments and adjustments)	(9,128)
Liability balance as of March 31, 2022	$2,454

The liability balance of $2.5 million is recorded as accrued liabilities on the Consolidated Balance Sheets as of March 31, 2022. In addition to continuing to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities, we have begun implementing additional restructuring plans to achieve synergies with the Walden acquisition.

7. Income Taxes

Our income tax benefits from continuing operations were $8.1 million and $38.9 million in the three and nine months ended March 31, 2022, respectively, and our income tax expenses from continuing operations were $4.6 million and $12.4 million in the three and nine months ended March 31, 2021, respectively. The income tax benefits in fiscal year 2022 and the income tax expenses in fiscal year 2021 reflect the U.S. federal tax rate of 21% adjusted for state and local taxes, foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. The increase in the fiscal year 2022 income tax provision benefit is the result of the losses incurred in the three and nine months ended March 31, 2022 and a catch-up tax benefit recorded in the second and third quarters of fiscal year 2022 due to the change in the full year effective tax rate after reflecting discontinued operations treatment for the Financial Services segment.

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

8. Earnings per Share

As a result of incurring a net loss from continuing operations for the nine months ended March 31, 2022, potential common shares of 413 thousand were excluded from diluted loss per share because the effect would have been antidilutive. As further described in Note 15 “Share Repurchases,” on March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. For purposes of calculating earnings per share for the periods presented, Adtalem reflected the ASR as a repurchase of Adtalem common stock and as a forward contract indexed to its own common stock. Certain shares, including shares expected to be received under the final settlement of the ASR and stock awards, were excluded from the computation of earnings per share because the effect would have been antidilutive. The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$5,857	$24,238	$(32,291)	$67,765
Discontinued operations	343,985	414	341,982	132
Net income attributable to Adtalem	$349,842	$24,652	$309,691	$67,897

Denominator:
Weighted-average basic shares outstanding	48,925	50,658	49,459	51,799
Effect of dilutive stock awards	452	453	—	302
Weighted-average diluted shares outstanding	49,377	51,111	49,459	52,101

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$0.12	$0.48	$(0.65)	$1.31
Discontinued operations	$7.03	$0.01	$6.91	$0.00
Total basic earnings per share	$7.15	$0.49	$6.26	$1.31
Diluted:
Continuing operations	$0.12	$0.47	$(0.65)	$1.30
Discontinued operations	$6.97	$0.01	$6.91	$0.00
Total diluted earnings per share	$7.09	$0.48	$6.26	$1.30

Weighted-average antidilutive shares	2,074	675	2,187	1,124

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

The classification of our accounts receivable balances was as follows (in thousands):

	March 31, 2022
	Gross	Allowance	Net
Trade receivables, current	$120,428	$(26,696)	$93,732
Financing receivables, current	6,996	(4,664)	2,332
Accounts receivable, current	$127,424	$(31,360)	$96,064

Financing receivables, current	$6,996	$(4,664)	$2,332
Financing receivables, noncurrent	40,170	(13,410)	26,760
Total financing receivables	$47,166	$(18,074)	$29,092

	June 30, 2021
	Gross	Allowance	Net
Trade receivables, current	$52,512	$(11,559)	$40,953
Financing receivables, current	6,348	(4,260)	2,088
Accounts receivable, current	$58,860	$(15,819)	$43,041

Financing receivables, current	$6,348	$(4,260)	$2,088
Financing receivables, noncurrent	39,665	(12,572)	27,093
Total financing receivables	$46,013	$(16,832)	$29,181

	March 31, 2021
	Gross	Allowance	Net
Trade receivables, current	$66,558	$(10,692)	$55,866
Financing receivables, current	5,006	(2,764)	2,242
Accounts receivable, current	$71,564	$(13,456)	$58,108

Financing receivables, current	$5,006	$(2,764)	$2,242
Financing receivables, noncurrent	40,728	(13,540)	27,188
Total financing receivables	$45,734	$(16,304)	$29,430

Our financing receivables relate to credit extension programs available to students at Chamberlain, AUC, RUSM, and RUSVM. These credit extension programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, fees, and books, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM, and RUSVM allow students to finance their living expenses. Repayment plans for financing agreements are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance once a student withdraws or graduates from a program. Most students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay, which reduces the possibility of over borrowing. Payments may increase upon completing or departing school. After a student leaves school, the student typically will have a monthly installment repayment plan.

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

The credit quality analysis of financing receivables as of March 31, 2022 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$93	$98	$90	$179	$473	$342	$1,275
31-60 days past due	344	137	318	218	297	128	1,442
61-90 days past due	113	228	30	131	575	273	1,350
91-120 days past due	39	239	44	93	249	155	819
121-150 days past due	259	4	—	15	81	102	461
Greater than 150 days past due	8,239	1,751	1,412	946	2,241	129	14,718
Total past due	9,087	2,457	1,894	1,582	3,916	1,129	20,065
Current	6,198	2,343	1,664	987	10,950	4,959	27,101
Financing receivables, gross	$15,285	$4,800	$3,558	$2,569	$14,866	$6,088	$47,166

The credit quality analysis of financing receivables as of June 30, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$297	$7	$320	$559	$135	$1,616	$2,934
31-60 days past due	145	2	165	49	61	660	1,082
61-90 days past due	24	310	92	102	69	95	692
91-120 days past due	287	—	131	16	47	13	494
121-150 days past due	43	31	133	42	256	108	613
Greater than 150 days past due	7,468	2,973	1,919	1,431	475	872	15,138
Total past due	8,264	3,323	2,760	2,199	1,043	3,364	20,953
Current	4,565	1,955	2,601	1,586	1,548	12,805	25,060
Financing receivables, gross	$12,829	$5,278	$5,361	$3,785	$2,591	$16,169	$46,013

The credit quality analysis of financing receivables as of March 31, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$557	$344	$260	$386	$241	$656	$2,444
31-60 days past due	171	302	298	98	245	25	1,139
61-90 days past due	1,868	744	672	605	354	67	4,310
91-120 days past due	120	139	22	134	171	—	586
121-150 days past due	401	351	129	143	154	28	1,206
Greater than 150 days past due	5,994	2,369	1,512	949	309	116	11,249
Total past due	9,111	4,249	2,893	2,315	1,474	892	20,934
Current	5,114	3,243	2,322	2,002	1,955	10,164	24,800
Financing receivables, gross	$14,225	$7,492	$5,215	$4,317	$3,429	$11,056	$45,734

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

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$21,335	$17,710	$39,045	$11,559	$16,832	$28,391
Write-offs	(3,915)	(16)	(3,931)	(8,463)	(762)	(9,225)
Recoveries	2,670	11	2,681	6,024	28	6,052
Provision for credit losses	6,606	369	6,975	17,576	1,976	19,552
Ending balance	$26,696	$18,074	$44,770	$26,696	$18,074	$44,770

	Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$9,845	$16,748	$26,593	$9,367	$15,063	$24,430
Write-offs	(1,266)	(1,331)	(2,597)	(2,938)	(3,079)	(6,017)
Recoveries	168	11	179	554	51	605
Provision for credit losses	1,945	876	2,821	3,709	4,269	7,978
Ending balance	$10,692	$16,304	$26,996	$10,692	$16,304	$26,996

Allowance for bad debts on short-term and long-term receivables as of March 31, 2022, June 30, 2021, and March 31, 2021 was $44.8 million, $28.4 million, and $27.0 million, respectively. The increase in the reserve from the year-ago period and the beginning of fiscal year 2022 is driven by the provision for credit losses at Walden.

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan payment of $10.0 million during the third quarter of fiscal year 2022. The DeVry Note is included on the Consolidated Balance Sheets in prepaid expenses and other current assets as of each of June 30, 2021 and March 31, 2021, and was estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable is included in other assets, net on the Consolidated Balance Sheets as of March 31, 2022, June 30, 2021, and March 31, 2021 is $43.6 million, $42.7 million, and $42.4 million, respectively, and was originally determined by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	June 30,	March 31,
	2022	2021	2021
Land	$44,478	$44,331	$44,276
Building	341,026	326,382	325,811
Equipment	266,384	234,686	248,784
Construction in progress	8,137	18,284	7,667
Property and equipment, gross	660,025	623,683	626,538
Accumulated depreciation	(365,487)	(339,991)	(347,674)
Property and equipment, net	$294,538	$283,692	$278,864

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

11. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through June 2032, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes the noncancelable period of the lease, as well as any periods for which we are reasonably certain to exercise extension options. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have not entered into any financing leases.

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

As of March 31, 2022, we entered into one additional lease that has not yet commenced. The lease is expected to commence during the second quarter of fiscal year 2023, has a 12-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $18.9 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating lease cost	$13,794	$13,636	$42,381	$40,056
Sublease income	(3,599)	(4,025)	(10,430)	(12,401)
Total lease cost	$10,195	$9,611	$31,951	$27,655

Maturities of lease liabilities by fiscal year as of March 31, 2022 were as follows (in thousands):

Operating
Fiscal Year	Leases
2022 (remaining)	$16,438
2023	61,328
2024	54,009
2025	43,336
2026	30,470
Thereafter	76,501
Total lease payments	282,082
Less: imputed interest	(41,792)
Present value of lease liabilities	$240,290

Lease term and discount rate were as follows:

March 31,
2022
Weighted-average remaining operating lease term (years)	5.7
Weighted-average operating lease discount rate	5.5%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$13,071	$11,690	$39,799	$33,902
Operating lease assets obtained in exchange for operating lease liabilities	$42,293	$(15,846)	$48,609	$29,230

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

Adtalem maintains agreements to lease either a portion or the full space of three facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 11 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum lease and sublease rental income under these agreements as of March 31, 2022, were as follows (in thousands):

Fiscal Year	Amount
2022 (remaining)	$4,421
2023	16,588
2024	10,261
2025	5,121
2026	2,038
Total lease and sublease rental income	$38,429

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	March 31,	June 30,	March 31,
Reporting Unit	2022	2021	2021
Chamberlain	$4,716	$4,716	$4,716
Walden	651,052	—	—
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Total	$961,262	$310,210	$310,210

The table below summarizes goodwill balances by reportable segment (in thousands):

	March 31,	June 30,	March 31,
Reportable Segment	2022	2021	2021
Chamberlain	$4,716	$4,716	$4,716
Walden	651,052	—	—
Medical and Veterinary	305,494	305,494	305,494
Total	$961,262	$310,210	$310,210

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

			Medical and
	Chamberlain	Walden	Veterinary	Total
June 30, 2020	$4,716	$—	$305,494	$310,210
March 31, 2021	4,716	—	305,494	310,210
June 30, 2021	4,716	—	305,494	310,210
Acquisition	—	651,052	—	651,052
March 31, 2022	$4,716	$651,052	$305,494	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	March 31, 2022
	Gross Carrying	Accumulated	Weighted-Average
Amortizable intangible assets	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(66,955)	3 Years
Curriculum	56,091	(7,012)	5 Years
Total	$217,991	$(73,967)

Indefinite-lived intangible assets consisted of the following (in thousands):

	March 31,	June 30,	March 31,
Indefinite-lived intangible assets	2022	2021	2021
Walden trade name	$119,560	$—	$—
AUC trade name	17,100	17,100	17,100
Ross trade name	5,100	5,100	5,100
Chamberlain Title IV eligibility and accreditations	1,200	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	—	—
AUC Title IV eligibility and accreditations	100,000	100,000	100,000
Ross Title IV eligibility and accreditations	14,100	14,100	14,100
Total	$752,860	$137,500	$137,500

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	March 31,	June 30,	March 31,
Reportable Segment	2022	2021	2021
Chamberlain	$1,200	$1,200	$1,200
Walden	615,360	—	—
Medical and Veterinary	136,300	136,300	136,300
Total	$752,860	$137,500	$137,500

Amortization expense for amortized intangible assets was $26.8 million and $74.0 million in the three and nine months ended March 31, 2022, respectively. There was no amortization expense in the three and nine months ended March 31, 2021. Estimated intangible asset amortization expense, by reporting unit, is as follows (in thousands):

Fiscal Year	Walden
2022 (remaining)	$23,307
2023	61,239
2024	35,644
2025	11,220
2026	11,220
Thereafter	1,394
Total	$144,024

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

Adtalem has four reporting units that contained goodwill as of the third quarter of fiscal year 2022. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management and the Board of Directors (the “Board”). If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units, as of March 31, 2022, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of the third quarter of fiscal year 2022. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of March 31, 2022.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2021, and that no interim events or deviations from planned operating results occurred as of March 31, 2022 that would cause management to reassess these conclusions. Although the COVID-19 pandemic is expected to have a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets, at this time none of the effects are considered significant enough to create a triggering event. The effects are currently projected to be short-term and would not significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate, the revenue and operating results could also deteriorate to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments.

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

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	March 31,	June 30,	March 31,
	2022	2021	2021
Total debt:
Senior Secured Notes due 2028	$800,000	$800,000	$800,000
Term Loan B	453,333	—	—
Prior Term Loan B	—	291,000	291,750
Total principal payments due	1,253,333	1,091,000	1,091,750
Unamortized debt discount and issuance costs	(27,973)	(20,289)	(21,186)
Total amount outstanding	1,225,360	1,070,711	1,070,564
Less current portion:
Prior Term Loan B	—	(3,000)	(3,000)
Noncurrent portion	$1,225,360	$1,067,711	$1,067,564

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2022 (remaining)	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	1,253,333
Total	$1,253,333

Senior Secured Notes due 2028

On March 1, 2021, Adtalem Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Adtalem, issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028, pursuant to an indenture, dated as of March 1, 2021 (the “Indenture”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee and notes collateral agent. The Notes were sold within the U.S. only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act.

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

On April 11, 2022, we repaid $373.3 million of Notes, which were outstanding on the Consolidated Balance Sheets as of March 31, 2022, at a price equal to 100% of the principal amount of the Notes.

Accrued interest on the Notes of $3.7 million, $14.7 million, and $3.8 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of March 31, 2022, June 30, 2021, and March 31, 2021, respectively.

Credit Facility

On February 12, 2021, Adtalem placed a $850.0 million senior secured term loan (“Term Loan B”) into the loan market to provide future funding for the Walden acquisition. For 30 days beginning on March 15, 2021, Adtalem began accruing ticking fees at 50% of the applicable 4.5% margin. Beginning on April 14, 2021 and until the closing date of the Term Loan B, Adtalem accrued ticking fees at a rate equal to LIBOR plus a 4.5% margin, subject to a LIBOR floor of 0.75%. Accrued ticking fees of $11.3 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of June

30, 2021. All ticking fees were paid at the time of the Term Loan B closing date, on August 12, 2021, and are recorded within interest expense as accrued in the Consolidated Statements of Income.

On August 12, 2021, Adtalem replaced the Prior Credit Facility and Prior Credit Agreement (as defined below) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The Revolver has availability for letters of credit and currencies other than U.S. dollars of up to $400.0 million.

Term Loan B

Borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. As of March 31, 2022, the interest rate for borrowings under the Term Loan B facility was 5.25%, which approximated the effective interest rate. The proceeds of the Credit Facility were used, among other things, to finance the Walden acquisition, refinance Adtalem’s Prior Credit Agreement (as defined below), pay fees and expenses related to the Walden acquisition, and in the case of the Revolver, to finance ongoing working capital and for general corporate purposes. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. During the third quarter of fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With this prepayment, we are no longer required to make quarterly installment payments.

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

Adtalem had a letter of credit outstanding of $84.0 million as of March 31, 2022, which was assumed by Adtalem on August 12, 2021 after acquiring Walden, in favor of the U.S. Department of Education, which allows Walden to participate in Title IV programs. As of March 31, 2022, Adtalem is charged an annual fee equal to 4.25% and a 0.125% fronting fee, of the undrawn face amount of the outstanding letter of credit under the Revolver, payable quarterly. The Credit Agreement also requires payment of a commitment fee equal to 0.25% as of March 31, 2022, of the undrawn portion of the Revolver. The amount undrawn under the Revolver, which includes the impact of the outstanding letter of credit, was $316.0 million as of March 31, 2022. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios.

Adtalem had a letter of credit outstanding of $68.4 million as of each of June 30, 2021 and March 31, 2021, which was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and required the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Adtalem continued to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and was reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. This letter of credit expired during the second quarter of fiscal year 2022 and is no longer outstanding as of March 31, 2022.

Prior Credit Agreement

On April 13, 2018, Adtalem entered into a credit agreement (the “Prior Credit Agreement”) that provided for (1) a $300.0 million senior secured term loan (“Prior Term Loan B”), which was set to mature on April 13, 2025 and (2) a $300.0 million revolving facility (“Prior Revolver”), which was set to mature on April 13, 2023. We refer to the Prior Term Loan B and Prior Revolver collectively as the “Prior Credit Facility.”

Prior Term Loan B

For eurocurrency rate loans, Prior Term Loan B interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Prior Term Loan B interest is equal to the base rate plus 2%. The Prior Term Loan B required quarterly installment payments of $750,000, with the balance due at maturity on April 13, 2025. As of June 30, 2021 and March 31, 2021, the interest rate for borrowings under the Prior Term Loan B facility was 3.10% and 3.11%, respectively, which approximated the effective interest rate.

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

During the operating term of the Swap, the annual interest rate on the amount of the Prior Term Loan B was fixed at 3.946% (including the impact of the 3% interest rate margin on LIBOR loans) for the applicable interest rate period.

The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and are reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affect earnings.

On July 29, 2021, prior to refinancing our Credit Agreement (as discussed above), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense in the nine months ended March 31, 2022.

Prior Revolver

Prior Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for eurocurrency rate loans or a base rate, plus an applicable margin based on Adtalem’s consolidated leverage ratio, as defined in the Prior Credit Agreement. The applicable margin ranges from 1.75% to 2.75% for eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. There were no outstanding borrowings under the Prior Revolver as of each of June 30, 2021 and March 31, 2021.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The remaining $6.0 million of unamortized debt issuance costs related to the Prior Credit Facility and the $10.3 million of debt issuances costs associated with an unused bridge facility, which was in place should the permanent financing not have been obtained, were expensed in interest expense in the Consolidated Statements of Income in the nine months ended March 31, 2022. In addition, based on the $396.7 million prepayment on the Term Loan B, we expensed $12.5 million in interest expense in the Consolidated Statements of Income in the three and nine months ended March 31, 2022, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment date. The following table summarizes the unamortized debt discount and issuance costs activity for the nine months ended March 31, 2022 (in thousands):

					Prior	Prior
	Notes	Term Loan B	Bridge	Revolver	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2021	$15,548	$—	$—	$—	$4,741	$1,502	$21,791
Payment of debt discount and issuance costs	—	29,078	10,329	10,146	—	—	49,553
Amortization of debt discount and issuance costs	(1,712)	(2,470)	—	(1,256)	(145)	(98)	(5,681)
Debt discount and issuance costs write-off	—	(12,471)	(10,329)	—	(4,596)	(1,404)	(28,800)
Unamortized debt discount and issuance costs as of March 31, 2022	$13,836	$14,137	$—	$8,890	$—	$—	$36,863

Interest Expense

The components of interest expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Notes interest expense	$11,000	$3,789	$33,000	$3,789
Term Loan B interest expense	9,941	—	27,544	—
Term Loan B ticking fees	—	903	5,330	903
Prior Term Loan B interest expense	—	2,286	1,272	7,022
Credit Facility debt discount and issuance costs write-off	12,471	—	12,471	—
Unused bridge fee	—	—	10,329	—
Prior Credit Facility issuance costs write-off	—	—	6,000	—
Swap settlement	—	—	4,525	—
Amortization of debt discount and issuance costs	2,025	720	5,681	1,548
Other	1,148	857	3,755	2,721
Total interest expense	$36,585	$8,555	$109,907	$15,983

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

The Term Loan B requires mandatory prepayments equal to the net cash proceeds from an asset sale or disposition which is not reinvested in assets within one-year from the date of disposition if the asset sale or disposition is in excess of $20.0 million, among other mandatory prepayment terms (see the Credit Agreement, as filed under Form 8-K dated August 12, 2021, for additional information and term definitions). With the $396.7 million payment during the third quarter of fiscal year 2022 on the Term Loan B and the $373.3 million payment on April 11, 2022 on the Notes, we believe we will satisfy the mandatory prepayment requirement resulting from the sale proceeds received from the sale of the Financial Services segment. No other mandatory prepayments have been required or made since the execution of the Credit Agreement.

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

Adtalem was in compliance with the debt covenants related to the Credit Agreement and the Notes covenants as of March 31, 2022.

14. Redeemable Noncontrolling Interest

Prior to the third quarter of fiscal year 2022, Adtalem maintained a 71% ownership interest in EduPristine with the remaining 29% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm. Beginning on March 26, 2020, Adtalem has had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen has had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen has had the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem. During the third quarter of fiscal year 2022, Adtalem purchased the remaining ownership interest in EduPristine from Kaizen for $1.8 million, resulting in Adtalem owning 100% of EduPristine as of March 31, 2022.

The following table shows the changes in redeemable noncontrolling interest balance (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Balance at beginning of period	$1,790	$2,595	$1,790	$2,852
Net loss attributable to redeemable noncontrolling interest	—	(102)	—	(359)
Payment for purchase of redeemable noncontrolling interest of subsidiary	(1,790)	—	(1,790)	—
Balance at end of period	$—	$2,493	$—	$2,493

15. Share Repurchases

Open Market Share Repurchase Programs

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. Adtalem made share repurchases under its share repurchase programs as follows (in thousands, except shares and per share data):

	Three Months Ended		Nine Months Ended		Life-to-Date
	March 31,		March 31,		Current Share
	2022	2021	2022	2021	Repurchase Program
Total number of share repurchases	—	974,883	—	2,448,746	—
Total cost of share repurchases	$—	$36,605	$—	$81,568	$—
Average price paid per share	$—	$37.55	$—	$33.31	$—

As of March 31, 2022, $300.0 million of authorized share repurchases were remaining under the current share repurchase program. Repurchases under our share repurchase programs were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. Repurchases were suspended in May 2021 after achieving management’s target of $100.0 million in repurchases for fiscal year 2021. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in private negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

ASR Agreement

On March 14, 2022, we entered into an ASR agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock representing approximately 80% of the shares expected to be delivered at the time of executing the ASR based on the per share price on the day prior to the execution date. This initial delivery of shares has reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. The final settlement of the ASR agreement is expected to be completed no later than during the second quarter of fiscal year 2023. At settlement, our counterparty may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to our counterparty.

We recorded the $150 million purchase price of the ASR as a reduction to shareholders’ equity, consisting of a $120.0 million increase in common stock held in treasury and a $30.0 million reduction in additional paid-in capital, which represented an equity forward contract, on the Consolidated Balance Sheets as of March 31, 2022.

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Foreign currency translation adjustments
Beginning balance	$(634)	$(622)	$(670)	$(1,383)
(Loss) gain on foreign currency translation	(24)	(59)	12	702
Reclassification from other comprehensive income	(1,551)	—	(1,551)	—
Ending balance	$(2,209)	$(681)	$(2,209)	$(681)

Available-for-sale marketable securities
Beginning balance, gross	$—	$243	$—	$242
Beginning balance, tax effect	—	(59)	—	(59)
Beginning balance, net of tax	—	184	—	183
Unrealized loss on available-for-sale marketable securities	—	(109)	—	(107)
Tax effect	—	27	—	26
Ending balance	$—	$102	$—	$102

Interest rate swap
Beginning balance, gross	$—	$(9,629)	$(8,926)	$(10,399)
Beginning balance, tax effect	—	2,356	2,231	2,544
Beginning balance, net of tax	—	(7,273)	(6,695)	(7,855)
Unrealized gain on interest rate swap	—	127	—	897
Tax effect	—	(31)	—	(219)
Reclassification from other comprehensive income	—	—	6,695	—
Ending balance	$—	$(7,177)	$—	$(7,177)

Total ending balance at March 31	$(2,209)	$(7,756)	$(2,209)	$(7,756)

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

As of March 31, 2022, 3,138,336 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the nine months ended March 31, 2022:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2021	1,561,049	$32.05
Granted	181,825	37.00
Exercised	(397,870)	21.19
Forfeited	(132,807)	40.11
Expired	(49,650)	41.87
Outstanding as of March 31, 2022	1,162,547	35.19	6.5	$655
Exercisable as of March 31, 2022	744,087	$34.42	5.3	$655

The total intrinsic value of options exercised for the nine months ended March 31, 2022 and 2021 was $6.8 million and $0.7 million, respectively.

The fair value of Adtalem’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2022 and 2021 was $14.72 and $12.23, per share, respectively. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

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

During the first nine months of fiscal year 2022, Adtalem granted 719,121 RSUs to selected employees and directors. Of these, 227,790 were performance-based RSUs and 491,331 were non-performance-based RSUs. Performance-based RSUs are earned by the recipients over a three-year period based on achievement of return on invested capital and free cash flow per share. Non-performance-based RSUs are subject to restrictions which lapse ratably over one, two, three, or four-year periods on the grant anniversary date based on the recipient’s continued service on the Board, employment with Adtalem, or upon retirement. During the restriction period, the recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the nine months ended March 31, 2022:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2021	888,005	$35.84
Granted	719,121	35.15
Vested	(269,117)	37.78
Forfeited	(161,742)	34.58
Outstanding as of March 31, 2022	1,176,267	$35.15

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2022 and 2021 were $35.15 and $30.62, per share, respectively.

Stock-based compensation expense, which is primarily included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Stock-based compensation	$4,673	$3,462	$18,604	$10,429
Income tax benefit	(1,137)	(876)	(3,630)	(1,912)
Stock-based compensation, net of tax	$3,536	$2,586	$14,974	$8,517

As of March 31, 2022, $22.9 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of options and RSUs vested during the nine months ended March 31, 2022 and 2021 was $14.5 million and $17.1 million, respectively.

There was no capitalized stock-based compensation cost as of each of March 31, 2022, June 30, 2021, and March 31, 2021.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2022, June 30, 2021, and March 31, 2021 was $20.2 million, $20.6 million, and $10.9 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The fair value of the credit extension programs, which approximates its carrying value, included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of March 31, 2022, June 30, 2021, and March 31, 2021 of $29.1 million, $29.2 million, and $29.4 million, respectively, is estimated by discounting the future cash flows using current rates for similar arrangements and is classified as Level 2. See Note 9 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan repayment of $10.0 million during the third quarter of fiscal year 2022. The fair value of the DeVry Note approximated its carrying value of $10.0 million as of June 30, 2021 and March 31, 2021. The carrying value is included on the Consolidated Balance Sheets in prepaid expenses and other current assets as of each of June 30, 2021 and March 31, 2021. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum and is classified as Level 2.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, included in other assets, net on the Consolidated Balance Sheets as of March 31, 2022, June 30, 2021, and March 31, 2021 is $43.6 million, $42.7 million, and $42.4 million, respectively. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of March 31, 2022, June 30, 2021, and March 31, 2021 were $20.0 million, $20.3 million, and $19.3 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of March 31, 2022, June 30, 2021, and March 31, 2021, borrowings under our long-term debt agreements were $1,253.3 million, $1,091.0 million, and $1,091.8 million, respectively. The carrying value of our long-term debt approximates fair value because the interest rates on these borrowings approximated the effective interest rate and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to fully mitigate risks associated with the variable interest rate on our Prior Term Loan B debt with an effective date of March 31, 2020. The fair value of our Swap was based in part on data received from the counterparty, and represented the estimated amount we would receive or pay to settle the Swap, taking into consideration current and projected future interest rates as well as the creditworthiness of the counterparty, all of which can be validated through readily observable data from external sources, in which case the measurements are classified within Level 2. The fair value of the Swap was represented within other liabilities on the Consolidated Balance Sheets with a balance of $8.9 million and $9.5 million as of June 30, 2021 and March 31, 2021, respectively. On July 29, 2021, prior to refinancing our Prior Credit Agreement, we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense in the nine months ended March 31, 2022. See Note 13 “Debt” for additional information on the Swap.

As of March 31, 2022, June 30, 2021, and March 31, 2021, there were no assets or liabilities measured at fair value using Level 3 inputs.

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

19. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of March 31, 2022, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of March 31, 2022. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff sought compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The plaintiff later filed an amended complaint asserting similar claims with a new lead plaintiff, Dave McCormick. After discussions among the parties, the court granted a Motion for Preliminary Approval of Class Action Settlement (the “McCormick Settlement”) on May 28, 2020. In conjunction with the McCormick Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2022, June 30, 2021, and March 31, 2021. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheets as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statement of Loss for the year ended June 30, 2020. As of June 30, 2020, we had anticipated the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. We now anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2022. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The court issued an order approving the McCormick Settlement on October 7, 2020 and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of Jose David Valderrama (“Valderrama”), a class member who objected to the terms of the McCormick Settlement, a notice of appeal of the court’s order approving the McCormick Settlement. On November 5, 2020, Richardo Peart (“Peart”), another class member who objected to the terms of the McCormick Settlement, filed a similar notice of appeal. Those appeals were consolidated before the Appellate Court of Illinois, First District and fully briefed. The Appellate Court agreed to stay Valderrama’s and Peart’s appeals of the McCormick Settlement pending the outcome of mediation involving the objections to the McCormick Settlement. The objections were not resolved at a mediation on February 1, 2022. Valderrama’s objection was withdrawn as part of the Stoltmann settlement discussed below. Peart’s objection remained pending a decision by the Appellate Court. On May 4, 2022, the Appellate Court denied Peart’s objection and affirmed the Circuit Court of Cook County’s approval of the McCormick Settlement.

In addition to Valderrama, Stoltmann Law Offices represented 552 individuals (“Stoltmann Claimants”) who opted out of the McCormick Settlement and filed claims with the Judicial Arbitration and Mediation Services, Inc. (“JAMS”) alleging fraud-based claims based on DeVry University’s graduate employment statistics.

On November 2, 2021, Adtalem and the Stoltmann Law Offices participated in a mediation to resolve the claims of the Stoltmann Claimants. Adtalem and the Stoltmann Law Offices reached agreement on settlement terms (“Stoltmann Settlement”). The Adtalem Board of Directors approved the Stoltmann Settlement. The settlement amount, $20,375,000, was reduced by $75,000 for each of the Stoltmann Claimants that declined to participate in the settlement. Of Stoltmann’s 552 Claimants, six declined to participate, reducing the settlement amount by $450,000. On February 28, 2022, Adtalem remitted $19,925,000 to the Stoltmann Laws Offices on behalf of the 546 participating Stoltmann Claimants. Of the six Stoltmann Claimants that declined to participate in the settlement, two voluntarily dismissed their arbitrations; one arbitration is in progress; one Claimant has a conference hearing scheduled in April 2022; and two Claimants have not recommenced their arbitrations.

On January 19, 2021, a putative class action was filed in the United States District Court for the Northern District of Ohio against Chamberlain by Tanesia Dean on behalf of herself and similarly situated students of Chamberlain. The complaint alleged breach of contract and unjust enrichment claims against Chamberlain related to its decision to transition all classes online in March 2020, in light of the global COVID-19 pandemic, without altering tuition or fees. The putative class was defined to include all students, nationwide, who paid tuition and fees during the following academic sessions: May 2020, July 2020, September 2020, November 2020, and January 2021. Plaintiff sought monetary relief exceeding $5 million, and attorneys’ fees, costs, and expenses. On April 5, 2021, Chamberlain filed a motion to dismiss the complaint in its entirety. The motion to dismiss was granted in full on August 16, 2021 and the case was dismissed. On September 14, 2021, plaintiff filed an appeal in the Sixth Circuit asserting that the trial judge erred in dismissing plaintiff’s complaint. Plaintiff’s appeal is pending.

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

On July 22, 2021, plaintiffs Cheryl Burleigh and Chad Harris (both contributing faculty members at Walden) filed a class action complaint in the Superior Court of Alameda County, California alleging violations of California wage and hour laws by Walden and Laureate Education, Inc. The complaint alleges that Walden’s “per assignment” pay scale results in uncompensated work time for plaintiffs and class members for time spent in trainings and meetings. Plaintiffs also allege that they were not paid for meal and rest breaks, that they were not reimbursed for necessary business expenses, that Walden did not provide wage statements as required by California state law, and that they were not paid wages due upon termination. Plaintiffs also allege derivative claims under California’s Unfair Competition Law. The complaint seeks restitution including pay for uncompensated hours of work, unreimbursed business expenses and interest, liquidated damages, declaratory relief, injunctive relief, penalties, and attorney fees and costs. Walden and Laureate have filed a demurrer. On January 28, 2022, the parties agreed to settle the complaint for an immaterial amount, subject to the approval of the Superior Court of Alameda County, California.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. On March 23, 2022, Walden filed a Motion to Dismiss the Plaintiffs’ claims for failure to state a claim upon which relief can be granted.

As previously disclosed, pursuant to the terms of the Stock Purchase Agreement by and between Adtalem and Cogswell, dated as of December 4, 2017, as amended, Adtalem sold DeVry University to Cogswell and Adtalem agreed to indemnify DeVry University for certain losses up to $340.0 million (the “Indemnification Cap”). Adtalem has previously disclosed DeVry University related matters that have consumed a portion of the Indemnification Cap.

20. Segment Information

During the first quarter of fiscal year 2022, Adtalem made a change to its reportable segments to align with current strategic priorities and resource allocation.

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when ACAMS, Becker, OCL, and EduPristine, were classified as discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information. Segment information presented excludes the results of the former Financial Services segment. Discontinued operations assets are included in the table below to reconcile to total consolidated assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to ACAMS, Becker, OCL, and EduPristine within our former Financial Services segment during fiscal year 2021 and the first quarter of fiscal year 2022 were reclassified to Home Office and Other based on discontinued operations reporting guidance regarding allocation of corporate overhead. Beginning in the second quarter of fiscal year 2022, these costs are being allocated to the Chamberlain, Walden, and Medical and Veterinary segments.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s operating income excluding special items. Operating income excludes special items, which consists of deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, and Walden intangible asset amortization. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the consolidated financial statements. Segments may have allocated depreciation expense related to depreciable assets reported as an asset in a different segment or at Home Office and Other. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue:
Chamberlain	$142,550	$146,313	$417,310	$422,054
Walden	139,081	—	348,325	—
Medical and Veterinary	83,992	83,900	260,256	261,381
Total consolidated revenue	$365,623	$230,213	$1,025,891	$683,435
Operating income excluding special items:
Chamberlain	$38,910	$36,107	$85,556	$98,758
Walden	26,188	—	69,601	—
Medical and Veterinary	19,482	14,977	54,853	56,626
Home Office and Other	(8,057)	(10,260)	(26,816)	(30,948)
Total consolidated operating income excluding special items	76,523	40,824	183,194	124,436
Reconciliation to consolidated financial statements:
Deferred revenue adjustment	—	—	(8,561)	—
CEO transition costs	—	—	(6,195)	—
Restructuring expense	(10,518)	(1,217)	(16,999)	(5,299)
Business acquisition and integration expense	(5,924)	(3,646)	(41,537)	(28,161)
Walden intangible amortization expense	(26,817)	—	(73,967)	—
Total consolidated operating income	33,264	35,961	35,935	90,976
Net other expense	(35,540)	(7,166)	(107,123)	(10,848)
Total consolidated (loss) income from continuing operations before income taxes	$(2,276)	$28,795	$(71,188)	$80,128
Segment assets:
Chamberlain	$220,915	$205,625	$220,915	$205,625
Walden	1,509,866	—	1,509,866	—
Medical and Veterinary	731,049	733,747	731,049	733,747
Home Office and Other	1,055,105	1,529,427	1,055,105	1,529,427
Discontinued Operations	1,525	592,986	1,525	592,986
Total consolidated assets	$3,518,460	$3,061,785	$3,518,460	$3,061,785
Capital expenditures:
Chamberlain	$3,255	$6,876	$9,869	$19,470
Walden	1,629	—	4,561	—
Medical and Veterinary	891	526	2,650	2,821
Home Office and Other	1,702	1,485	5,169	6,300
Total consolidated capital expenditures	$7,477	$8,887	$22,249	$28,591
Depreciation expense:
Chamberlain	$4,738	$4,091	$14,048	$11,998
Walden	2,573	—	6,801	—
Medical and Veterinary	3,397	3,646	10,497	10,802
Home Office and Other	633	866	2,125	2,525
Total consolidated depreciation expense	$11,341	$8,603	$33,471	$25,325
Intangible asset amortization expense:
Walden	$26,817	$—	$73,967	$—
Total consolidated intangible asset amortization expense	$26,817	$—	$73,967	$—

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue from unaffiliated customers:
Domestic operations	$281,631	$146,313	$765,635	$422,054
Barbados, St. Kitts, and St. Maarten	83,992	83,900	260,256	261,381
Total consolidated revenue	$365,623	$230,213	$1,025,891	$683,435
Long-lived assets:
Domestic operations	$296,838	$271,396	$296,838	$271,396
Barbados, St. Kitts, and St. Maarten	184,668	170,025	184,668	170,025
Total consolidated long-lived assets	$481,506	$441,421	$481,506	$441,421

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

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine were classified as discontinued operations and assets held for sale. In accordance with GAAP, we have classified ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. On March 10, 2022, we completed the sale of ACAMS, Becker, and OCL. We are in the process of selling EduPristine and expect to close during the fourth quarter of fiscal year 2022. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional discontinued operations information.

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

Certain expenses previously allocated to ACAMS, Becker, OCL, and EduPristine within our former Financial Services segment during fiscal year 2021 and the first quarter of fiscal year 2022 have been reclassified to Home Office and Other based on discontinued operations reporting guidance regarding allocation of corporate overhead. Beginning in the second quarter of fiscal year 2022, these costs are being allocated to the Chamberlain, Walden, and Medical and Veterinary segments.

Walden University Acquisition

On August 12, 2021, Adtalem completed the acquisition of all the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company, from Laureate Education, Inc. (“Laureate” or “Seller”) in exchange for a purchase price of $1.5 billion in cash, as set forth in the Membership Interest Purchase Agreement, as amended (the “Agreement) (the “Acquisition”). See the “Liquidity and Capital Resources” section of this MD&A for a discussion on the financing used to fund the Acquisition. The risks and uncertainties related to the Acquisition are described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“2021 Form 10-K”).

Third Quarter Highlights

Financial and operational highlights for the third quarter of fiscal year 2022 include:

●	Adtalem revenue grew $135.4 million, or 58.8%, in the third quarter of fiscal year 2022 compared to the year-ago quarter. Excluding the effect of the Walden acquisition, Adtalem revenue declined $3.7 million, or 1.6%, in the third quarter of fiscal year 2022 compared to the year-ago quarter. The Medical and Veterinary segment revenue was relatively flat compared to the year-ago quarter, while the Chamberlain segment saw a decline in revenue.
●	Net income attributable to Adtalem of $349.8 million ($7.09 diluted earnings per share) increased $325.2 million ($6.61 diluted earnings per share) in the third quarter of fiscal year 2022 compared to net income attributable to Adtalem of $24.7 million in the year-ago quarter. This increase was primarily driven by the gain on the disposal of ACAMS, Becker, and OCL, partially offset by increased interest expense. Net income from continuing operations excluding special items of $42.8 million ($0.87 diluted earnings per share) increased $12.1 million ($0.27 diluted earnings per share), or 39.5%, in the third quarter of fiscal year 2022 compared to the year-ago quarter. This increase was driven principally by the addition of Walden operations, partially offset by increased interest expense.
●	For the March 2022 session, total student enrollment at Chamberlain decreased 4.3% compared to the same session last year. Chamberlain experienced declining enrollment in several programs, with the most pronounced being in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program.
●	On August 12, 2021, Adtalem completed its acquisition of Walden. As of March 31, 2022, total student enrollment at Walden was 42,788 students. Total enrollment decreased 8.4% compared to the same session last year. (Prior year figures are as calculated in the prior year by Walden while controlled by Laureate — these figures are used for comparative purposes only.)
●	On March 11, 2022, we made a prepayment of $396.7 million on our Term Loan B debt. Subsequent to the end of the third quarter, on April 11, 2022, we repaid $373.3 of our 5.50% Senior Secured Notes due 2028 (the “Notes”), for cash at a price equal to 100% of the principal amount of the Notes.
●	On March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock. The final settlement of the ASR agreement is expected to be completed no later than during the second quarter of fiscal year 2023.
●	On March 1, 2022, we announced that the Board of Directors (the “Board”) authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. No repurchases were made under this program during the third quarter of fiscal year 2022.

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

Results of Operations

Management believes the decreased enrollments at Chamberlain and Walden, and to a lesser extent at Medical and Veterinary, are partially driven by disruptions in the nursing and healthcare markets caused by COVID-19. The amount of revenue, operating income, and earnings per share losses in the third quarter and first nine months of fiscal year 2022 driven by this disruption are not quantifiable. Management anticipates COVID-19 will continue to negatively affect consolidated revenue, operating income, and earnings per share during the remainder of fiscal year 2022 and beyond or for as long as the pandemic and the various surges continue. In the third quarter and first nine months of fiscal year 2022, we experienced higher variable expenses associated with bringing students back to campus and providing a safe environment in the context of COVID-19 as in-person instruction continues at Chamberlain and the medical and veterinary schools. These higher variable expenses are expected to continue during the remainder of fiscal year 2022; however, these are expenses incurred in the normal course of on campus operations and will not be categorized as COVID-19 expenses. COVID-19 effects on the third quarter and first nine months of fiscal year 2022 and 2021 results of operations of the Adtalem institutions are described below.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their Bachelor of Science in Nursing (“BSN”) degree; at the onset of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs continued to successfully operate. Students and employees have returned to all Chamberlain campuses for onsite instruction. Management believes that COVID-19 disruptions in the healthcare industry may have driven the enrollment decisions of potential students in the September 2021 through March 2022 sessions; however, the resulting revenue losses specific to COVID-19 are not quantifiable. COVID-19 did not result in significantly increased costs at Chamberlain in the third quarter and first nine months of fiscal year 2022 or 2021. The extent of the impact during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.
●Walden: All of Walden’s students are enrolled in online programs and these programs have continued to successfully operate throughout the COVID-19 pandemic. Management believes that COVID-19 disruptions in the healthcare industry may have driven the enrollment decisions of potential students in the first nine months of fiscal year 2022; however, the resulting revenue losses specific to COVID-19 are not quantifiable. COVID-19 did not result in increased costs at Walden in the third quarter and first nine months of fiscal year 2022. The extent of the impact during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines.
●AUC and RUSM: Medical students enrolled in the basic science portion of their program transitioned to online learning at the onset of the COVID-19 outbreak. Many students left St. Maarten and Barbados to continue their studies remotely from other locations. AUC and RUSM were able to provide remote learning and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the U.S. Secretary of Education that was included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020. The waiver was dependent upon the host country’s coronavirus state of emergency declaration. The nation of St. Maarten lifted their declaration in June 2020, and as a result, AUC’s ability to offer distance education ended after the September 2020 semester, requiring all AUC students to return to St. Maarten for basic science instruction effective January 2021. A limited number of RUSM students began returning to Barbados in January and May 2021 with a full return occurring for the September 2021 semester. The Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was signed into law in December 2020, and corrected technical errors in the CARES Act, which clarified the authority to operate via distance learning due to a declaration of an emergency in an applicable country or a qualifying emergency in the U.S. This section also extends these flexibilities through the end of the qualifying emergency or June 30, 2022, whichever is later. The Appropriations Act provides Adtalem’s foreign institutions the ability to continue distance education without disruption to their students’ Title IV federal financial aid. Management believes uncertainties caused by COVID-19 may have driven the enrollment decisions of potential and current students; however, COVID-19 did not result in significant or quantifiable revenue losses or increased costs within the basic science programs at the medical schools in the third quarter and first nine months of fiscal year 2022 or 2021, except with respect to housing operations in fiscal year 2021, as discussed below. COVID-19 will likely continue to have a minimal impact on basic science program revenue in fiscal year 2022 and beyond, unless significant numbers of students choose to not continue or start their studies during this time of uncertainty. The extent of the impact during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines. Students who have completed their basic science education progress to clinical rotations in the U.S. and the U.K. Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses during this transition period and beyond. The COVID-19 surge experienced during the winter in fiscal year 2021 across the U.S. caused many partner hospitals to again reduce the hours available for clinical experiences. As a result, although many students were able to resume their clinical education during the second quarter of fiscal year 2021, management estimates that not being able to offer a full clinical program reduced combined revenue of AUC and RUSM by approximately $6 million and $13 million and operating income losses by approximately $4 million and $8 million in the third quarter and first nine months of fiscal year 2021, respectively. As of June 2021, all clinical partners of AUC and RUSM resumed their clinical programs. As a result, COVID-19 did not result in any lost clinical revenue in the third quarter and first nine months of fiscal year 2022. Should future surges in COVID-19 again restrict the number of clinical hours available to our students, we could experience negative effects on revenue and operating income in future periods. Adtalem has clinical partnerships with hospitals across the U.S. and the U.K., minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income at AUC and RUSM, management estimates losses of housing and student transportation revenue of approximately $3 million and $11 million and operating income losses of approximately $2 million and $8 million in the third quarter and first nine months of fiscal year 2021, respectively, due to students not returning to the St. Maarten and Barbados campuses. All students were allowed back on the two campuses in the first quarter of fiscal year 2022, and therefore, COVID-19 did not result in lost housing and student transportation revenue in the third quarter and first nine months of fiscal year 2022.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students left St. Kitts in March 2020 to continue their studies remotely from other locations. As of May 2021, all basic science students returned to St. Kitts where lectures continue to be delivered in-person and remotely and labs are in-person. COVID-19 did not result in significant revenue losses or increased costs within the basic science program in the third quarter and first nine months of fiscal year 2022 or 2021. We do not expect a significant impact from COVID-19 on the basic science program for the remainder of fiscal year 2022 and beyond, unless students choose to not continue or start their studies during this time of uncertainty. RUSVM continued to provide remote learning during the pandemic and students remained eligible for U.S. federal financial aid assistance under a waiver provided by the CARES Act and the Appropriations Act. The Appropriations Act extends through the end of the qualifying emergency or June 30, 2022, whichever is later, as described above. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, Australia, Ireland, New Zealand, and the U.K. A few universities initially suspended onsite clinical experiences and transitioned students to online education. All universities have since resumed onsite clinical courses. The initial suspensions did not significantly reduce revenue or operating income in the third quarter and first nine months of fiscal year 2022 or 2021. While we do not expect a significant impact from COVID-19 at RUSVM, the extent of the impact on clinical experiences during the remainder of fiscal year 2022 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines.
●Administrative Operations: Remote work arrangements continue in both the U.S. and at foreign locations; however, a limited number of colleagues have begun to return to the office. The remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have been lower than historical levels, we would expect these costs to increase as the effects of COVID-19 continue to dissipate. No significant home office costs related to COVID-19 were incurred in the third quarter and first nine months of fiscal year 2022 or 2021 and no such costs are anticipated during the remainder of fiscal year 2022 and beyond.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of March 31, 2022, at this time none of the effects are considered significant enough to create an impairment triggering event since our annual goodwill impairment assessment on May 31, 2021. While management has considered the effects of the COVID-19 pandemic in evaluating the existence of an impairment triggering event, it is possible that effects to revenue and cash flows will be more significant than currently expected if the effects of the COVID-19 pandemic and measures established to combat the virus become more severe and restrictive and continue for an extended period of time. Should economic conditions deteriorate beyond expectations during the remainder of fiscal year 2022, an impairment triggering event could arise and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash and cash equivalents balance as of March 31, 2022 was $788.7 million. Adtalem generated $58.4 million in operating cash flow from continuing operations in the first nine months of fiscal year 2022. This cash balance was reduced subsequent to March 31, 2022 with the repayment of $373.3 million of the Notes. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $316.0 million as of March 31, 2022. Management currently projects that COVID-19 will continue to have an effect on operations; however, we believe the current balances of cash, cash generated from operations, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future. See further discussion on the new financing executed to close the Acquisition in the section of this MD&A titled “Liquidity and Capital Resources.”

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	45.4%	49.9%	48.6%	50.0%
Student services and administrative expense	41.0%	32.3%	42.2%	31.8%
Restructuring expense	2.9%	0.5%	1.7%	0.8%
Business acquisition and integration expense	1.6%	1.6%	4.0%	4.1%
Total operating cost and expense	90.9%	84.4%	96.5%	86.7%
Operating income	9.1%	15.6%	3.5%	13.3%
Net other expense	(9.7)%	(3.1)%	(10.4)%	(1.6)%
(Loss) income from continuing operations before income taxes	(0.6)%	12.5%	(6.9)%	11.7%
Benefit from (provision for) income taxes	2.2%	(2.0)%	3.8%	(1.8)%
Income (loss) from continuing operations	1.6%	10.5%	(3.1)%	9.9%
Income (loss) from discontinued operations, net of tax	94.1%	0.1%	33.3%	(0.0)%
Net income	95.7%	10.7%	30.2%	9.9%
Net loss attributable to redeemable noncontrolling interest from discontinued operations	0.0%	0.0%	0.0%	0.1%
Net income attributable to Adtalem	95.7%	10.7%	30.2%	9.9%

Revenue

The following tables present revenue by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2021 as reported	$146,313	$—	$83,900	$230,213
Organic (decline) growth	(3,763)	—	92	(3,671)
Effect of acquisitions	—	139,081	—	139,081
Fiscal year 2022 as reported	$142,550	$139,081	$83,992	$365,623

Fiscal year 2022 % change:
Organic (decline) growth	(2.6)%	NM	0.1%	(1.6)%
Effect of acquisitions	—	NM	—	60.4%
Fiscal year 2022 % change as reported	(2.6)%	NM	0.1%	58.8%

	Nine Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2021 as reported	$422,054	$—	$261,381	$683,435
Organic decline	(4,744)	—	(1,125)	(5,869)
Effect of acquisitions	—	348,325	—	348,325
Fiscal year 2022 as reported	$417,310	$348,325	$260,256	$1,025,891

Fiscal year 2022 % change:
Organic decline	(1.1)%	NM	(0.4)%	(0.9)%
Effect of acquisitions	—	NM	—	51.0%
Fiscal year 2022 % change as reported	(1.1)%	NM	(0.4)%	50.1%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2022
Session	July 2021	Sept. 2021	Nov. 2021	Jan. 2022	Mar. 2022
Total students	32,729	34,539	33,648	34,141	34,158
% change from prior year	1.6%	(2.8)%	(2.1)%	(4.5)%	(4.3)%

	Fiscal Year 2021
Session	July 2020	Sept. 2020	Nov. 2020	Jan. 2021	Mar. 2021	May 2021
Total students	32,198	35,525	34,387	35,750	35,702	34,930
% change from prior year	12.2%	11.9%	10.2%	5.6%	5.8%	4.6%

Chamberlain revenue decreased 2.6%, or $3.8 million, to $142.6 million in the third quarter and decreased 1.1%, or $4.7 million, to $417.3 million in the first nine months of fiscal year 2022 compared to the year-ago periods. These decreases were driven by declining total enrollment in the September 2021 through March 2022 sessions compared to the same sessions from the prior year. Management believes that a decrease in total student enrollment in several programs, with the most pronounced being in the RN-to-BSN online degree program, may partially be driven by prolonged COVID-19 disruptions in the healthcare industry. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic and its aftermath continue to stress healthcare professionals.

Chamberlain currently operates 23 campuses in 15 states, including Chamberlain’s newest campus in Irwindale, California, which began instruction in May 2021.

Tuition Rates:

Tuition for the BSN onsite degree program ranges from $675 to $699 per credit hour. Tuition for the Registered Nurse to BSN (“RN-to-BSN”) online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $775 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the Chamberlain academic catalog.

Walden

Walden Student Enrollment:

	Fiscal Year 2022
	September 30,	December 31,	March 31,
Period	2021	2021	2022
Total students	44,886	41,158	42,788

Walden total student enrollment represents those students attending instructional sessions as of September 30, 2021, December 31, 2021, and March 31, 2022. Walden revenue was $139.1 million in the third quarter and $348.3 million in the first nine months of fiscal year 2022, which includes the deferred revenue purchase accounting adjustment of $8.6 million in the first nine months of fiscal year 2022. There was no comparable revenue in the year-ago periods as Adtalem acquired Walden on August 12, 2021. Management believes that a decrease in total enrollment may partially be driven by prolonged COVID-19 disruptions in the healthcare industry and the negative publicity surrounding the now concluded U.S. Department of Justice inquiry into potential false representations and false advertising to students. This inquiry ultimately concluded favorably, with no findings of misconduct by Walden. In addition, the uncertainty from potential students around the change in control and the Walden acquisition may have negatively affected enrollment. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic and its aftermath continue to stress healthcare professionals.

Tuition Rates:

On a per credit hour basis, tuition for Walden programs range from $123 per credit hour to $1,020 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $333 per credit hour. Other programs such as those with a subscription-based learning modality or those billed on a subscription period or term basis range from $1,500 to $6,970 per term. Students are charged a technology fee that ranges from $50 to $220 per term as well as a clinical fee of $150 per course for specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, which are charged at a range of $938 to $2,475 per event. These tuition rates, event charges, and fees do not include the cost of books or personal technology, supplies, transportation, or living expenses.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2022
Semester	Sept. 2021	Jan. 2022
Total students	5,449	5,228
% change from prior year	(6.9)%	(1.2)%

	Fiscal Year 2021
Semester	Sept. 2020	Jan. 2021	May 2021
Total students	5,850	5,292	5,126
% change from prior year	4.3%	(6.2)%	(1.2)%

Medical and Veterinary revenue increased 0.1%, or $0.1 million, to $84.0 million in the third quarter and decreased 0.4%, or $1.1 million, to $260.3 million in the first nine months of fiscal year 2022 compared to the year-ago periods, driven by lower enrollment offset by an increase in clinical revenue and housing revenue at RUSM in the third quarter of fiscal year 2022 and partially offset by increased clinical revenue and housing revenue at RUSM in the first nine months of fiscal year 2022.

In the January 2022 semester, total student enrollment increased at AUC and RUSM but declined at RUSVM. Previous declines in total student enrollment at RUSM were partially driven by the inability to offer clinical experiences to all students caused by an increase in students waiting to pass their USMLE Step 1 exam. If a student has not yet started in a clinical program, is not eligible to be enrolled in a clinical program, or not participating in other educational experiences, they are not included in the enrollment count for that semester. In the January 2022 semester this clinical backlog continued

to decrease and is expected to be less of a negative factor in enrollment totals going forward. Management believes increased competition for students and hesitancy on participating in on campus instruction were drivers of lower total student enrollment in the basic science programs at all three institutions. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing and enrollment investments.

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

Cost of Educational Services

The largest component of cost of educational services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and the provision for bad debts. We have not yet experienced significant inflationary pressures on wages or other costs of delivering our educational services; however, should inflation persist in the overall economy, cost increases could affect our results of operations in the future. The following tables present cost of educational services by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$65,014	$—	$49,444	$519	$114,977
Cost decrease	(2,307)	—	(2,084)	(519)	(4,910)
Effect of acquisitions	—	55,960	—	—	55,960
Fiscal year 2022 as reported	$62,707	$55,960	$47,360	$—	$166,027

Fiscal year 2022 % change:
Cost decrease	(3.5)%	NM	(4.2)%	NM	(4.3)%
Effect of acquisitions	—	NM	—	NM	48.7%
Fiscal year 2022 % change as reported	(3.5)%	NM	(4.2)%	NM	44.4%

	Nine Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$188,735	$—	$151,106	$1,656	$341,497
Cost increase (decrease)	6,257	—	2,708	(1,656)	7,309
Effect of acquisitions	—	149,691	—	—	149,691
Fiscal year 2022 as reported	$194,992	$149,691	$153,814	$—	$498,497

Fiscal year 2022 % change:
Cost increase	3.3%	NM	1.8%	NM	2.1%
Effect of acquisitions	—	NM	—	NM	43.8%
Fiscal year 2022 % change as reported	3.3%	NM	1.8%	NM	46.0%

Cost of educational services increased 44.4%, or $51.1 million, to $166.0 million in the third quarter and increased 46.0%, or $157.0 million, to $498.5 million in the first nine months of fiscal year 2022 compared to the year-ago periods. Excluding the effect of the Walden acquisition, cost of education services decreased 4.3%, or $4.9 million, in the third quarter and increased 2.1%, or $7.3 million, in the first nine months of fiscal year 2022 compared to the year-ago periods. Costs decreased in the third quarter of fiscal year 2022 primarily driven by cost reduction efforts across all institutions. Costs increased in the first nine months of fiscal year 2022 primarily driven by return to campus cost increases at Chamberlain, AUC, RUSM, and RUSVM, increased clinical expense to support increased clinical hours, and costs to support Chamberlain campus growth.

As a percentage of revenue, cost of educational services was 45.4% and 48.6% in the third quarter and first nine months of fiscal year 2022, respectively, compared to 49.9% and 50.0% in the year-ago periods. The decreases in the percentages were primarily the result of the influence of Walden’s higher gross margins. Walden’s fully online operating model results in lower cost of educational services.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization expense of finite-lived intangible assets related to business acquisitions. We have not yet experienced significant inflationary pressures on wages or other costs of providing services to our students and educational institutions; however, should inflation persist in the overall economy, cost increases could affect our results of operations in the future. The following tables present student services and administrative expense by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$45,192	$—	$19,479	$9,741	$74,412
Cost decrease	(4,258)	—	(2,329)	(1,684)	(8,271)
Effect of acquisitions excluding special items	—	56,932	—	—	56,932
Walden intangible amortization expense	—	26,817	—	—	26,817
Fiscal year 2022 as reported	$40,934	$83,749	$17,150	$8,057	$149,890

Fiscal year 2022 % change:
Cost decrease	(9.4)%	NM	(12.0)%	NM	(11.1)%
Effect of acquisitions excluding special items	—	NM	—	NM	76.5%
Effect of Walden intangible amortization expense	—	NM	—	NM	36.0%
Fiscal year 2022 % change as reported	(9.4)%	NM	(12.0)%	NM	101.4%

	Nine Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$134,562	$—	$53,648	$29,292	$217,502
Cost increase (decrease)	2,201	—	(2,059)	(2,477)	(2,335)
Effect of acquisitions excluding special items	—	137,594	—	—	137,594
Walden intangible amortization expense	—	73,967	—	—	73,967
CEO transition costs	—	—	—	6,195	6,195
Fiscal year 2022 as reported	$136,763	$211,561	$51,589	$33,010	$432,923

Fiscal year 2022 % change:
Cost increase (decrease)	1.6%	NM	(3.8)%	NM	(1.1)%
Effect of acquisitions excluding special items	—	NM	—	NM	63.3%
Effect of Walden intangible amortization expense	—	NM	—	NM	34.0%
Effect of CEO transition costs	—	NM	—	NM	2.8%
Fiscal year 2022 % change as reported	1.6%	NM	(3.8)%	NM	99.0%

Student services and administrative expense increased 101.4%, or $75.5 million, to $149.9 million in the third quarter and increased 99.0%, or $215.4 million, to $432.9 million in the first nine months of fiscal year 2022 compared to the year-ago periods. Excluding the effect of the Walden acquisition and CEO transition costs, student services and administrative expense decreased 11.1%, or $8.3 million, in the third quarter and decreased 1.1%, or $2.3 million, in the first nine months of fiscal year 2022 compared to the year-ago periods. Decreased costs excluding Walden in the third quarter and first nine months of fiscal year 2022 were primarily driven by cost reduction efforts across all institutions and home office. These cost decreases were partially offset by higher marketing expense at Medical and Veterinary in the third quarter and at Chamberlain and Medical and Veterinary in the first nine months of fiscal year 2022.

As a percentage of revenue, student services and administrative expense was 41.0% and 42.2% in the third quarter and first nine months of fiscal year 2022, respectively, compared to 32.3% and 31.8% in the year-ago periods. The increases in the percentages were primarily the result of an increase in Chamberlain and Medical and Veterinary marketing expense, Walden intangible amortization expense and CEO transition costs.

Restructuring Expense

Restructuring expense in the third quarter and first nine months of fiscal year 2022 was $10.5 million and $17.0 million, respectively, compared to $1.2 million and $5.3 million in the year-ago periods. The primary driver of the increased restructure expense in the third quarter and first nine months of fiscal year 2022 was the higher severance charges related to workforce reductions including those related to synergy actions with regard to the Walden acquisition and Medical and Veterinary real estate consolidations. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

In addition to continuing to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities, we have begun additional restructuring plans to achieve synergies after the Walden acquisition.

Business Acquisition and Integration Expense

Business acquisition and integration expense in the third quarter and first nine months of fiscal year 2022 was $5.9 million and $41.5 million, respectively, compared to $3.6 million and $28.2 million in the year-ago periods. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. We expect to incur additional integration costs through the remainder of fiscal year 2022 and into fiscal year 2023.

Operating Income

The following tables present operating income by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$36,107	$—	$14,977	$(15,123)	$35,961
Organic change	2,803	—	4,505	2,203	9,511
Effect of acquisitions excluding special items	—	26,188	—	—	26,188
Restructuring expense change	(1,931)	(2,225)	(4,569)	(576)	(9,301)
Business acquisition and integration expense change	—	—	—	(2,278)	(2,278)
Walden intangible amortization expense change	—	(26,817)	—	—	(26,817)
Fiscal year 2022 as reported	$36,979	$(2,854)	$14,913	$(15,774)	$33,264

	Nine Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$98,758	$—	$56,626	$(64,408)	$90,976
Organic change	(13,202)	—	(1,773)	4,132	(10,843)
Effect of acquisitions excluding special items	—	69,601	—	—	69,601
Deferred revenue adjustment change	—	(8,561)	—	—	(8,561)
CEO transition costs change	—	—	—	(6,195)	(6,195)
Restructuring expense change	(2,266)	(4,016)	(4,757)	(661)	(11,700)
Business acquisition and integration expense change	—	—	—	(13,376)	(13,376)
Walden intangible amortization expense change	—	(73,967)	—	—	(73,967)
Fiscal year 2022 as reported	$83,290	$(16,943)	$50,096	$(80,508)	$35,935

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Chamberlain:
Operating income (GAAP)	$36,979	$36,107	2.4%	$83,290	$98,758	(15.7)%
Restructuring expense	1,931	—		2,266	—
Operating income excluding special items (non-GAAP)	$38,910	$36,107	7.8%	$85,556	$98,758	(13.4)%

Walden:
Operating loss (GAAP)	$(2,854)	$—	NM	$(16,943)	$—	NM
Deferred revenue adjustment	—	—		8,561	—
Restructuring expense	2,225	—		4,016	—
Walden intangible amortization expense	26,817	—		73,967	—
Operating income excluding special items (non-GAAP)	$26,188	$—	NM	$69,601	$—	NM

Medical and Veterinary:
Operating income (GAAP)	$14,913	$14,977	(0.4)%	$50,096	$56,626	(11.5)%
Restructuring expense	4,569	—		4,757	—
Operating income excluding special items (non-GAAP)	$19,482	$14,977	30.1%	$54,853	$56,626	(3.1)%

Home Office and Other:
Operating loss (GAAP)	$(15,774)	$(15,123)	(4.3)%	$(80,508)	$(64,408)	(25.0)%
CEO transition costs	—	—		6,195	—
Restructuring expense	1,793	1,217		5,960	5,299
Business acquisition and integration expense	5,924	3,646		41,537	28,161
Operating loss excluding special items (non-GAAP)	$(8,057)	$(10,260)	21.5%	$(26,816)	$(30,948)	13.4%

Adtalem Global Education:
Operating income (GAAP)	$33,264	$35,961	(7.5)%	$35,935	$90,976	(60.5)%
Deferred revenue adjustment	—	—		8,561	—
CEO transition costs	—	—		6,195	—
Restructuring expense	10,518	1,217		16,999	5,299
Business acquisition and integration expense	5,924	3,646		41,537	28,161
Walden intangible amortization expense	26,817	—		73,967	—
Operating income excluding special items (non-GAAP)	$76,523	$40,824	87.4%	$183,194	$124,436	47.2%

Total consolidated operating income decreased 7.5%, or $2.7 million, to $33.3 million in the third quarter and decreased 60.5%, or $55.0 million, to $35.9 million in the first nine months of fiscal year 2022 compared to the year-ago periods. Excluding the effect of the Walden acquisition, total consolidated operating income increased $0.2 million and decreased $38.1 million in the third quarter and first nine months of fiscal year 2022, respectively, compared to the year-ago periods. The primary driver of the increase in the third quarter operating income was cost reduction efforts across all institutions and home office, partially offset by decreased revenue at Chamberlain, increased restructuring costs, and increased business acquisition and integration costs. The primary drivers of the operating income decrease in the first nine months of fiscal year 2022 were decreased revenue at Chamberlain, increased costs at Chamberlain and Medical and Veterinary for return to campus, increased marketing expense at Chamberlain and Medical and Veterinary, CEO transition costs, increased restructuring costs, and increased business acquisition and integration costs.

Consolidated operating income excluding special items increased 87.4%, or $35.7 million, in the third quarter and increased 47.2%, or $58.8 million, in the first nine months of fiscal year 2022 compared to the year-ago periods. The primary driver of the operating income excluding special items increases was the addition of operating income excluding special items from Walden.

Chamberlain

Chamberlain operating income increased 2.4%, or $0.9 million, to $37.0 million in the third quarter and decreased 15.7%, or $15.5 million, to $83.3 million in the first nine months of fiscal year 2022 compared to the year-ago periods. The primary driver of the increase in operating income in the third quarter of fiscal year 2022 was the result of cost reduction efforts. The primary drivers of the decrease in operating income in the first nine months of fiscal year 2022 was decreased revenue, increased costs for return to campus, and increased marketing expense.

Walden

Walden operating loss was $2.9 million in the third quarter and an operating loss of $16.9 million in the first nine months of fiscal year 2022, which were impacted by intangible amortization expense and the deferred revenue purchase accounting adjustments. Segment operating income excluding special items was $26.2 million and $69.6 million in the third quarter and first nine months of fiscal year 2022, respectively. There was no comparable operating income in the year-ago periods as Adtalem acquired Walden on August 12, 2021.

Medical and Veterinary

Medical and Veterinary operating income decreased 0.4%, or $0.1 million, to $14.9 million in the third quarter and decreased 11.5%, or $6.5 million, to $50.1 million in the first nine months of fiscal year 2022 compared to the year-ago periods. Segment operating income excluding special items increased 30.1%, or $4.5 million, in the third quarter and decreased 3.1%, or $1.8 million, in the first nine months of fiscal year 2022 compared to the year-ago periods. The increase in operating income in the third quarter of fiscal year 2022 was primarily driven by cost reduction efforts. The primary driver of the decrease in operating income in the first nine months of fiscal year 2022 was an increase in costs for return to campus.

Net Other Expense

Net other expense in the third quarter and first nine months of fiscal year 2022 was $35.5 million and $107.1 million, respectively, compared to $7.2 million and $10.8 million in the year-ago periods. The increase in net other expense was primarily the result of increased borrowings (as discussed in Note 13 “Debt” to the Consolidated Financial Statements) to finance the Walden acquisition and a write-off of debt discount and issuance costs related to prepayments of debt.

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

Our income tax benefits from continuing operations were $8.1 million and $38.9 million in the three and nine months ended March 31, 2022, respectively, and our income tax expenses from continuing operations were $4.6 million and $12.4 million in the three and nine months ended March 31, 2021, respectively. The increase in the fiscal year 2022 income tax benefit is the result of the losses incurred in the three and nine months ended March 31, 2022 and a catch-up tax benefit recorded in the second and third quarters of fiscal year 2022 due to the change in the full year ETR after reflecting discontinued operations treatment for the Financial Services segment.

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

Net income from discontinued operations attributable to Adtalem was $344.0 million and $342.0 million in the third quarter and first nine months of fiscal year 2022, respectively, compared to $0.4 million and $0.1 million in the year-ago periods. On March 10, 2022, we completed the sale of ACAMS, Becker, and OCL, which resulted in an after-tax gain of $337.1 million in the third quarter and first nine months of fiscal year 2022.

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

The following table, which excludes ACAMS, Adtalem Brazil (divestiture completed during fiscal year 2020), Becker, EduPristine, and OCL revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2021 and 2020.

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

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University agreed to certain compliance requirements regarding its past and future advertising, that DeVry University’s participation in Title IV programs was subject to provisional certification for five years and that DeVry University was required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit continued to be posted by Adtalem following the closing of the sale of DeVry University. This letter of credit expired during the second quarter of fiscal year 2022 and is no longer outstanding as of March 31, 2022.

Walden must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Walden University is currently on a temporary provisional program participation agreement which is required for participation in Title IV programs on a month-to-month basis. Walden’s provisional certification prior to the acquisition was due to Walden’s prior parent company (Laureate Education Inc.) failing composite score under ED’s financial responsibility standards and ED’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. As a result of Adtalem’s acquisition of Walden, the provisional nature of Walden’s program participation agreement remains in effect on a month-to-month basis while ED reviews the change in ownership application relating to the acquisition of Walden by Adtalem. Walden also is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as a restriction on changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership during the period in which Walden participates under provisional certification (either as a result of the change in ownership or because of the continuation of the financial responsibility letter of credit). As of March 31, 2022, Adtalem maintains a letter of credit for $84.0 million in favor of ED, which allows Walden to participate in Title IV programs. This letter of credit, which was assumed in the Acquisition, reduces Adtalem’s borrowing capacity dollar-for-dollar under its Credit Facility (as defined in Note 13 “Debt” to the Consolidated Financial Statements).

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

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $788.7 million, $476.4 million, and $461.6 million as of March 31, 2022, June 30, 2021, and March 31, 2021, respectively, included cash and cash equivalents held at Adtalem’s international operations of $46.6 million, $111.7 million, and $70.9 million as of March 31, 2022, June 30, 2021, and March 31, 2021, respectively, which is available to Adtalem for general corporate purposes.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $1.3 million, $0.4 million, and $3.7 million was held in these restricted bank accounts as of March 31, 2022, June 30, 2021, and March 31, 2021, respectively. In addition, $818.6 million and $804.3 million was recorded within restricted cash on the Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021, respectively, which represents cash held in an escrow account designated to fund the Acquisition and was not available to Adtalem for general corporate purposes (see Note 13 “Debt” to the Consolidated Financial Statements for additional information).

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Nine Months Ended
	March 31,
	2022	2021
(Loss) income from continuing operations	$(32,291)	$67,765
Non-cash items	221,025	79,655
Changes in assets and liabilities	(130,337)	(21,744)
Net cash provided by operating activities-continuing operations	$58,397	$125,676

Net cash provided by operating activities from continuing operations in the nine months ended March 31, 2022 was $58.4 million compared to $125.7 million in the year-ago period. The decrease was driven by increased interest payments and payments for business acquisition and integration expenses related to the Walden acquisition. The increase of $141.4 million in non-cash items between the nine months ended March 31, 2022 and the nine months ended March 31, 2021 was principally driven by increases in Walden intangible asset amortization, Walden depreciation, Walden bad debt expense, amortization and write-off of debt discount and issuance costs, and stock-based compensation expense related to the CEO transition. The decrease of $108.6 million in cash generated from changes in assets and liabilities was primarily due to changes in accounts receivable, prepaid assets, prepaid income taxes, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in the first nine months of fiscal year 2022 and 2021 were $22.2 million and $28.6 million, respectively. The capital expenditures in fiscal year 2022 primarily consisted of spending for Chamberlain new campus development and improvements. Capital spending for the remainder of fiscal year 2022 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and Adtalem’s home office. Management anticipates full fiscal year 2022 capital spending to be in the $30 to $35 million range, including $22.2 million spent during the first nine months of fiscal year 2022. The source of funds for this capital spending will be from operations.

On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Adtalem received $962.7 million, net of cash of $21.5 million, in sale proceeds.

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interests of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Nine Months Ended
	March 31,
	2022	2021
Repurchases of common stock for treasury	$(120,000)	$(81,568)
Payment for purchase of equity forward contract	(30,000)	—
Net proceeds from long-term debt	162,333	797,750
Payment of debt discount and issuance costs	(49,553)	(18,047)
Payment for purchase of redeemable noncontrolling interest of subsidiary	(1,790)	—
Other	6,106	(3,095)
Net cash (used in) provided by financing activities	$(32,904)	$695,040

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. We did not make any share repurchases under these programs during the nine months ended March 31, 2022. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

On March 14, 2022, we entered into an ASR agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock representing approximately 80% of the total shares expected to be delivered at the time of executing the ASR based on the per share price on the day prior to the execution date. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. The final settlement of the ASR agreement is expected to be completed no later than during the second quarter of fiscal year 2023. At settlement, our counterparty may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to our counterparty.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Prior Term Loan B (as defined in Note 13 “Debt” to the Consolidated Financial Statements) debt. We paid interest at a fixed rate of 0.946% and received variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Prior Term Loan B. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occurred on a monthly basis. The Swap was set to terminate on February 28, 2025. On July 29, 2021, prior to refinancing our Prior Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in the first nine months of fiscal year 2022. During the operating term of the Swap, the annual interest rate on the amount of the Prior Term Loan B was fixed at 3.946% (including the impact of the 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and were reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affected earnings.

As discussed in the previous section of this MD&A titled “Walden University Acquisition,” on August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.5 billion in cash. On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem replaced the Prior Credit Facility and Prior Credit Agreement (as defined in Note 13 “Debt” to the Consolidated Financial Statements) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The proceeds of the Notes and the Term Loan B were used, among other things, to finance the Acquisition, refinance Adtalem’s Prior Credit Agreement, and pay fees and expenses related to the Acquisition. The Revolver will be used to finance ongoing working capital and for general corporate purposes. During the third quarter of fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With this prepayment, we are no longer required to make quarterly installment payments. As of March 31, 2022, the amount of debt outstanding under the Notes and Credit Facility was $1,253.3 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

On April 11, 2022, we repaid $373.3 million of Notes, which were outstanding on the Consolidated Balance Sheets as of March 31, 2022, at a price equal to 100% of the principal amount of the Notes.

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

Material Cash Requirements

Long-Term Debt – We have issued $800.0 million of Notes and maintain a $853.3 million credit facility, which requires interest payments. With the prepayment noted above, we are no longer required to make quarterly principal installment payments. As of March 31, 2022, the amount of debt outstanding under the Notes and our Credit Facility was $1,253.3 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Credit Agreement.

Operating Lease Obligations – We have operating lease obligations for the minimum payments required under various lease agreements which are recorded on the Consolidated Balance Sheets. In addition, we sublease certain space to third parties, which partially offsets the lease obligations at these facilities. See Note 11 “Leases” to the Consolidated Financial Statements for additional information on our lease agreements.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding the future impact of the COVID-19 pandemic, and the efficacy and distribution of the vaccines, and the expected synergies from the recent Walden acquisition. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,”

“would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2021 Form 10-K and this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.

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

Net income from continuing operations excluding special items (most comparable GAAP measure: net income attributable to Adtalem) – Measure of Adtalem’s net income attributable to Adtalem adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, Walden intangible amortization expense, pre-acquisition interest expense and write-off of debt discount and issuance costs, and net income from discontinued operations attributable to Adtalem.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, Walden intangible amortization expense, pre-acquisition interest expense and write-off of debt discount and issuance costs, and net income from discontinued operations attributable to Adtalem.

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

A description of special items in our non-GAAP financial measures described above are as follows:

●	Deferred revenue adjustment related to a revenue purchase accounting adjustment to record Walden’s deferred revenue at fair value.
●	CEO transition costs related to acceleration of stock-based compensation expense.
●	Restructuring expense primarily related to plans to achieve synergies with the Walden acquisition and real estate consolidations at Medical and Veterinary and Adtalem’s home office.
●	Business acquisition and integration expense include expenses related to the Walden acquisition.
●	Walden intangible amortization expense on acquired intangible assets.
●	Pre-acquisition interest expense and write-off of debt discount and issuance costs related to financing arrangements in connection with the Walden acquisition and prepayment of debt.
●	Net income from discontinued operations attributable to Adtalem includes the operations of ACAMS, Becker, OCL, including the after-tax gain on the sale of these businesses, and EduPristine operations, in addition to costs related to DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income attributable to Adtalem reconciliation to net income from continuing operations excluding special items (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income attributable to Adtalem (GAAP)	$349,842	$24,652	$309,691	$67,897
Deferred revenue adjustment	—	—	8,561	—
CEO transition costs	—	—	6,195	—
Restructuring expense	10,518	1,217	16,999	5,299
Business acquisition and integration expense	5,924	3,646	41,537	28,161
Walden intangible amortization expense	26,817	—	73,967	—
Pre-acquisition interest expense and write-off of debt discount and issuance costs	12,471	4,951	44,105	4,996
Income tax impact on non-GAAP adjustments (1)	(18,769)	(3,365)	(60,871)	(10,972)
Net income from discontinued operations attributable to Adtalem	(343,985)	(414)	(341,982)	(132)
Net income from continuing operations excluding special items (non-GAAP)	$42,818	$30,687	$98,202	$95,249
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Earnings per share, diluted (GAAP)	$7.09	$0.48	$6.26	$1.30
Effect on diluted earnings per share:
Deferred revenue adjustment	-	-	0.17	-
CEO transition costs	-	-	0.12	-
Restructuring expense	0.21	0.02	0.34	0.10
Business acquisition and integration expense	0.12	0.07	0.83	0.54
Walden intangible amortization expense	0.54	-	1.48	-
Pre-acquisition interest expense and write-off of debt discount and issuance costs	0.25	0.10	0.88	0.10
Income tax impact on non-GAAP adjustments (1)	(0.38)	(0.07)	(1.22)	(0.21)
Net income from discontinued operations attributable to Adtalem	(6.97)	(0.01)	(6.91)	(0.00)
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$0.87	$0.60	$1.97	$1.83
Diluted shares used in non-GAAP EPS calculation	49,377	51,111	49,872	52,101
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rate on Adtalem’s Term Loan B is based upon LIBOR for eurocurrency rate loans or an alternative base rate for periods typically ranging from one to three months. As of March 31, 2022, Adtalem had $453.3 million in outstanding borrowings under the Term Loan B with an interest rate of 5.25%. Based upon borrowings of $453.3 million, a 100 basis point increase in short-term interest rates would result in $3.2 million of additional annual interest expense.

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

There have been no other material changes in Adtalem’s market risk exposure during the first nine months of fiscal year 2022. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2022 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first nine months of fiscal year 2022, Adtalem completed its acquisition of Walden on August 12, 2021 (the “Acquired Company”). See Note 3 “Acquisitions” to the Consolidated Financial Statements included in Part I. Item 1. of this Quarterly Report on Form 10-Q for a discussion of the acquisition and related financial data. Adtalem is currently in the process of integrating the Acquired Company’s internal controls over financial reporting. Except for the inclusion of the Acquired Company, there has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 - January 31, 2022	—	$—	—	$—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	4,709,576	25.48	4,709,576	300,000,000
Total	4,709,576	$25.48	4,709,576	$300,000,000
(1)

On November 8, 2018, we announced that the Board of Directors of Adtalem (the “Board”) authorized the eleventh share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. On March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock under which 4,709,576 were initially delivered. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs, including the ASR agreement.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	NA	NA
February 1, 2022 - February 28, 2022	1,909	23.76	NA	NA
March 1, 2022 - March 31, 2022	6,819	24.01	NA	NA
Total	8,728	$23.96	NA	NA
(1)

Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1

Equity Purchase Agreement, by and among McKissock, LLC, Avalon Acquiror, Inc. and the Registrant, dated as of January 24, 2022, (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A filed with the SEC on January 25, 2022)

2.2	Equity Purchase Agreement Side Letter, by and among McKissock, LLC, Avalon Acquiror, Inc. and the Registrant, dated as of March 10, 2022.
10.1

Confirmation for Fixed Dollar Accelerated Share Repurchase Transaction, dated as of March 14, 2022, by and between the Registrant and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2022)

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

Adtalem Global Education Inc.

Date: May 5, 2022	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)