Form 10-K
period 2022-06-30
Adtalem Global Education Inc.
filed 2022-08-11
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2021, was $1,449,122,422 based on the closing price of $29.56 per share of Common Stock as reported on the New York Stock Exchange.

As of August 4, 2022, there were 45,204,117 shares of the registrant’s common stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2022.

Adtalem Global Education Inc.

Form 10-K

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding the future impact of the novel coronavirus (“COVID-19”) pandemic, the efficacy and distribution of the vaccines, and the expected synergies from the recent Walden acquisition. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Part I, Item 1A. “Risk Factors,” which should be read in conjunction with the forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements are based on information available to us as of the date any such statements are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.

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

Adtalem is a leading healthcare educator and workforce solutions innovator. The purpose of Adtalem is to empower students to achieve their goals, find success, and make inspiring contributions to our global community. Adtalem’s institutions offer a wide array of programs, with a primary focus on healthcare programs.

 Adtalem is committed to improving healthcare delivery through expanding access to aspiring healthcare clinicians and equipping them to advance health equity and address social determinants of health. Adtalem is dedicated to delivering superior value by consistently providing students a high quality and differentiated learning experience that enables them to ultimately achieve their academic and professional goals.

Adtalem aims to create value for society and its stakeholders by offering responsive educational programs that are supported by exceptional services to its students and delivered with integrity and accountability. Towards this vision, Adtalem is proud to play a vital role in expanding access to higher education along with other institutions in the public, independent, and private sectors.

Adtalem will continue to strive to achieve superior student outcomes by providing quality education and student services, growing and diversifying into new program areas, and building quality brands and the infrastructure necessary to compete in an increasingly competitive global market.

On August 12, 2021, Adtalem completed the acquisition of all the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company (together with e-Learning, “Walden”), from Laureate Education, Inc. (“Laureate” or “Seller”) in exchange for a purchase price of $1.5 billion in cash (the “Acquisition”).

On March 10, 2022, we completed the sale of Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker,”) and OnCourse Learning (“OCL”) for $962.7 million, net of cash of $21.5 million, subject to post-closing adjustments. On June 17, 2022, we completed the sale of EduPristine for de minimis consideration.

Segments Overview

During the first quarter of fiscal year 2022, Adtalem made a change to its reportable segments to align with current strategic priorities and resource allocation.

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when ACAMS, Becker, OCL, and EduPristine were classified as discontinued operations and assets held for sale. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have classified the ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discontinued operations information.

We present three reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing and health professions postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”).

Walden – Offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. This segment includes the operations of Walden, which was acquired by Adtalem on August 12, 2021. See Note 3 “Acquisitions” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the acquisition.

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

Chamberlain

Chamberlain was founded in 1889 as Deaconess College of Nursing and acquired by Adtalem in 2005. In May 2017, Chamberlain College of Nursing broadened its reach in healthcare education through the establishment of Chamberlain University and now offers its programs through its College of Nursing and College of Health Professions. Nursing degree offerings include a three-year onsite and online Bachelor of Science in Nursing (“BSN”) degree, an online Registered Nurse (“RN”) to BSN (“RN-to-BSN”) degree completion option, an online Master of Science in Nursing (“MSN”) degree, including Family Nurse Practitioner (“FNP”) and other specialties, and the online Doctor of Nursing Practice (“DNP”) degree.

Chamberlain offers an online Master of Public Health (“MPH”) degree program and an online Master of Social Work (“MSW”) degree program, which launched in July 2017 and September 2019, respectively, both of which are offered through its College of Health Professions. Chamberlain is also enrolling new students for its Master of Physician Assistant Studies (“MPAS”) degree program, offered at the Chicago, Illinois campus, with the first cohort scheduled to begin classes in September 2022.

Chamberlain provides an educational experience distinguished by a high level of care for students, academic excellence, and integrity delivered through its 23 campuses and online. Chamberlain is committed to graduating health professionals who are empowered to transform healthcare worldwide. Chamberlain had 32,891 students enrolled in the May 2022 session, a decrease of 5.8% compared to the prior year.

Chamberlain’s pre-licensure BSN degree is a baccalaureate program offered at its campus locations as well as online in specific states. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to the typical four-year BSN program with summer breaks. Beginning in September 2019, Chamberlain also began offering an evening/weekend BSN option at select campuses. In September 2020, Chamberlain launched its online BSN option which offers a blend of flexibility, interactivity, and experiential learning. The program is available to students living in 18 states (Alabama, Alaska, Hawaii, Illinois, Iowa, Kansas, Maryland, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah, Virginia, West Virginia, and Wisconsin). Chamberlain pre-licensure BSN students who completed the National Council Licensure Examination (“NCLEX”) had an overall pass rate of 85% in 2021 and 91% in 2020. The national NCLEX pass rate was 86% for 2021 and 90% for 2020.

Students who already have passed their NCLEX exam and achieved RN designation through a diploma or associate degree can complete their BSN degree online through Chamberlain’s RN-to-BSN completion option in three semesters of full-time study, although most students enroll part-time while they continue working as nurses.

The online MSN degree program offers five non-direct-care specialty tracks: Educator, Executive, Informatics, Population Health, and Healthcare Policy. These programs require 36 credit hours and 144 to 217 practicum hours and are designed to be completed in approximately two years of part-time study. The accelerated MSN program offers an advanced generalist and clinical nursing leadership (“CNL”) concentration. The advanced generalist concentration requires 30 credit hours and 144 practicum hours designed to be completed in as little as nine months of full-time study. The CNL concentration requires 36 credit hours and 432 practicum hours designed to be completed in one year of full-time study. The accelerated RN-to-MSN program offers associate or diploma-prepared RNs an opportunity to earn an MSN versus a BSN with the option of completing the advanced generalist concentration requiring 45 credit hours and 144 practicum hours completed in one year of full-time study and the CNL concentration requires 52 credit hours and 432 practicum hours completed in one and a half years of full-time study.

Chamberlain also offers four direct-care nurse practitioner tracks: FNP, Adult-Gerontology Acute Care Nurse Practitioner (“AGACNP”), Adult-Gerontology Primary Care Nurse Practitioner (“AGPCNP”), and Psychiatric-Mental Health Nurse Practitioner (“PMHNP”). The FNP and AGPCNP programs require 45 credit hours and 650 lab and clinical hours and are designed to be completed in two and a half years of part-time study. The AGACNP program requires 48 credit hours and 750 lab and clinical hours, while the PMHNP program requires 47 credit hours and 650 lab and clinical hours, with both concentrations designed to be completed in two and a half years of part-time study. The AGPCNP and AGACNP programs launched in July 2020. The PMHNP program launched in November 2021.

The online DNP degree program is based on the eight essentials of doctoral education outlined by the American Association of Colleges of Nursing (“AACN”). The DNP program is designed for nurses seeking a terminal degree in nursing and offers an alternative to research-focused Ph.D. programs. The program requires 32 to 40 credit hours along with 1,024 clinical practicum hours. The program can be completed in five to six semesters of study.

Chamberlain’s College of Health Professions MPH degree program focuses on preparing students to become public health practitioners to work with communities and populations globally to promote healthy communities and to prevent community health problems such as disease, poverty, health access disparities, and violence through interdisciplinary coursework. The program requires 43 credit hours. The MSW degree program aims to develop and empower students to be agents of social change in their communities and throughout the world. The MSW degree program prepares students for generalist or specialized practice and offers three tracks, including Crisis and Response Interventions, Trauma, and Medical Social Work. The program offers both a traditional and advanced standing option. The traditional option requires 60 credit hours while the advanced standing option requires 36 credit hours and is for students who have completed a baccalaureate degree in social work. The MPAS degree program prepares students for the practice of general medicine in collaboration with a licensed physician and healthcare team. The program requires 109 credit hours, including 1,440 of direct patient care and is designed to be completed in two years.

Student Admissions and Admissions Standards

Pre-Licensure BSN Program

The Chamberlain undergraduate pre-licensure admission process is made up of two phases: Academic Eligibility and Clinical Clearance. Applicants must meet both sets of requirements to be eligible for admission. Academic Eligibility requires proof of graduation with a minimum grade point average of 2.75 from a recognized high school or other college, along with a minimum custom score on the Health Education Systems, Inc. (“HESI”) A2 Admission Assessment test. The admissions committee reviews each application and selects the most qualified candidates. Applicants who are deemed Academically Eligible must receive Clinical Clearance, which includes a background check, fingerprint screen, and drug screen for acceptance to be granted. Chamberlain enrolls students in its pre-licensure program at least three times per year, during the January, May, and September sessions and select campuses may offer additional opportunities to start.

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

Students seeking to enroll in the MPAS program must have a bachelor’s degree from an accredited institution recognized by the Council for Higher Education Accreditation (“CHEA”) with a minimum grade point average of 3.0, prerequisite science coursework with a grade of C or better, submission of scores from the Graduate Record Examination (“GRE”) taken within the last 10 years, recommendation letters, and completion of an on-campus interview. Students must also pass background and fingerprint checks.

Chamberlain enrolls students in its graduate nursing, MPH, and MSW programs six times per year, during the January, March, May, July, September, and November sessions. Chamberlain enrolls students in its graduate MPAS program once a year in the September session.

Walden

For more than 50 years, Walden has provided an engaging learning experience for working professionals. Walden’s mission is to provide a diverse community of career professionals with the opportunity to transform themselves as scholar-practitioners so that they can effect positive social change. Walden seeks to empower students to use their new knowledge to think creatively about problem-solving for social good. This mission of education as applied to promoting social good has allowed Walden to attract an extraordinary community of students and faculty members who share a commitment to using knowledge to create real and lasting positive social change.

Founded in 1970 and first accredited by the Higher Learning Commission (“HLC”) in 1990, Walden has a strong legacy of providing innovative and alternative degree programs for adult students. Walden has grown to support more than 100 degree and certificate programs—including programs at the bachelor’s, master’s, education specialist, and doctoral levels—with over 350 specializations and concentrations. As of June 30, 2022, total student enrollment at Walden was 39,470 students. Total enrollment decreased 9.5% compared to June 30, 2021. (Prior year figures are as calculated in the prior year by Walden while controlled by Laureate — these figures are used for comparative purposes only.) A primarily graduate institution, Walden has ranked #1 among 380 accredited institutions for awarding doctorates to African American students and #1 in awarding graduate degrees in multiple disciplines to African American students. Walden has ranked #2 for awarding doctoral degrees in psychology, public health, and social service professions to Hispanic students.

In addition, Walden has rich experience in delivering innovative accelerated programs through distance delivery. Walden also has experience in delivering accelerated course-based programs where students can combine customized and classroom modalities to speed their time to completion (for example, the Accelerated Master of Science in Education) and degree completion programs (for example, the RN-to-BSN). Walden currently offers 17 programs/specializations and 2 certificates in a direct assessment competency-based education format through its Tempo® Learning modality. Through a culture of assessment and continuous improvement, Walden has developed the organization and resources required to deliver a quality academic learning experience to working adults via distance delivery. All Walden academic programs are delivered in an online format.

Walden’s colleges and programs are structured within two main divisions as follows:

●	Division of Health Care Access and Quality
o	College of Nursing
o	College of Social and Behavioral Health, comprised of the School of Counseling and the Barbara Solomon School of Social Work
o	College of Allied Health
●	Division of Social Supports for Healthy Communities
o	College of Management and Human Potential
o	The Richard W. Riley College of Education and Human Sciences
o	College of Psychology and Community Services
o	College of Health Sciences and Public Policy
o	School of Interdisciplinary Undergraduate Studies

Walden believes this organizational structure supports its mission via a focused effort promoting healthy communities and healthy people, as identified through the U.S. Department of Health and Human Services’ Office of Disease Prevention and Health Promotion’s national effort in this area known as Healthy People 2030, supported by the Social Determinants of Health Framework.

Student Admissions and Admissions Standards

Walden has a long-standing commitment to providing educational opportunities to a diverse group of learners across all degree levels. Walden’s programs are enriched by the cultural, economic, and educational backgrounds of its students and instructors. In the admissions process, Walden selects individuals who can benefit from a distributed educational or online learning approach and who will use their Walden education to contribute to their academic or professional communities.

For admissions review to take place, applicants must submit an online application for their intended program of study and an official transcript with a qualifying admitting degree from a U.S. school accredited by a regional, professional/specialized, or national accrediting organization recognized by the Council for Higher Education Accreditation or the U.S. Department of Education (“ED”), or from an appropriately accredited non-U.S. institution. Additional materials or requirements to submit may vary depending on the academic program.

Applicants with degrees and coursework from a non-U.S. institution have their academic record evaluated for comparability to a U.S. degree or coursework by our Global Transcript Evaluation (“GTE”) service offered by Walden or any credential evaluation service that is a member of the National Association of Credential Evaluation Services (“NACES”).

Applicants may be offered conditional admission to Walden with a stipulation for academic performance at the level of a cumulative grade point average of 3.0 or higher for master’s and doctoral students or a cumulative grade point average of 2.0 or higher for undergraduate students, the successful completion of academic progress requirements during the initial term(s) of enrollment, the completion of prerequisites, and/or other stipulations (including receipt of official records).

Bachelor’s

All applicants are required to have earned, at a minimum, a recognized high school diploma, high school equivalency certificate, or other state-recognized credential of high school completion. Applicants who have completed their secondary education from a country outside of the U.S. submit an official evaluation report completed by a member of NACES or the GTE service offered by Walden showing comparability to a U.S. high school diploma, along with a copy of their academic credential. If selected for verification, candidates may be asked to provide official documents showing evidence of high school completion or equivalent.

In addition to meeting the above criteria, candidates must meet at least one of the following:

●	Be 21 years of age or older,
●	Be less than 21 years of age with 12 quarter credit hours of college credit,
●	Be active military or a veteran (must provide documentation of service), or
●	Be concurrently enrolled in an approved partner institution with an articulation agreement with Walden.

Bachelor of Science in Nursing

All applicants are required to have an associate degree or diploma in nursing and a valid RN license.

Walden Undergraduate Academy

The Academy is a general education program of study for first-time undergraduates who do not have any college credit prior to coming to Walden. Students take their courses as a cohort in a lock-step manner. This does not change the 181-quarterly credit model for undergraduate programs, nor does it impact available concentrations. Instead, the lock-step nature of the general education curriculum provides additional support to students as they build their scholarly acumen.

Master’s and Master’s Certificate

The Master’s program requires a minimum grade point average of 2.5 in bachelor’s degree coursework or a 3.0 in master’s degree coursework. Specific program requirements may apply.

Master of Science in Nursing

Two tracks are offered to licensed RNs who seek to enter the MSN program. The BSN track is for students with a BSN degree. The RN track is for students with an associate degree in nursing or a diploma in nursing that has prepared them for licensure as a RN. RN-to-MSN applications will not be accepted without a nursing degree or diploma conferred.

Master of Social Work

Walden offers three tracks for the MSW program. The traditional option may be the best fit for students looking to balance studies with work, family, and other responsibilities. The traditional fast track option is for students that want an intensive workload and have sufficient time to dedicate to their studies. The advanced standing option is for students that hold a Bachelor of Social Work (“BSW”) degree from a Council on Social Work Education (“CSWE”) accredited program and graduated with a minimum grade point average of 3.0. This option allows students to skip foundational courses and start their MSW with advanced-level courses.

MSED Educational Leadership & Administration (Principal Licensure Preparation)

This program requires one year of lead K-12 teaching experience and a valid teaching certification.

Doctoral

The Doctor program requires a minimum grade point average of 3.0 in post-baccalaureate degree coursework. Certain programs require three years of professional/academic experience related to the program for which application is made.

Doctor of Nursing Practice

Walden offers two tracks for DNP. Most of our DNP specializations offer a BSN entry point. The BSN-to- DNP track is ideal for RNs who have earned a BSN degree. The MSN-to-DNP track is ideal for RNs who have earned a MSN degree.

Ph.D. in Nursing

Walden offers three tracks for Ph.D. in Nursing. The bridge option offers students who hold a DNP degree a shorter path to a Ph.D. in Nursing. The BSN-to-Ph.D. track is ideal for applicants that are a RN and have earned their BSN degree. The MSN-to-Ph.D. track is ideal for applicants that are a RN and have earned their MSN degree.

Program Admission Considerations (BSN-to-Ph.D.): To be considered for this doctoral program track, applicants must have a current, active RN license, a BSN or equivalent from an accredited school, and meet the general admission requirements.

Program Admission Considerations (MSN-to-Ph.D.): To be considered for this doctoral program track, applicants must have a current, active RN license, a MSN or higher from an accredited school, and meet the general admission requirements.

Doctor of Social Work

To be considered for this program, applicants must hold a MSW degree from a CSWE accredited program with a minimum grade point average of 3.0 and have at least three years full-time and equivalent practice experience beyond the master’s degree. A resume is required to document experience.

Ph.D. in Social Work

To be considered for this program, applicants must hold a MSW degree from a CSWE accredited program with a minimum grade point average of 3.0.

Ph.D. in Counselor Education and Supervision

To be considered for this program, applicants must hold a master's degree or higher in a counseling/related degree and have 20 transferrable credits out of 39 pre-requisite credits.

PsyD in Behavioral Health Leadership

In addition to the doctoral grade point average requirements, applicants for this program are required to show one year of post-master’s degree related work experience.

EdD Educational Administration & Leadership (for administrators)

Because of its unique structure, the Doctor of Education (“EdD”) with a specialization in Educational Administration and Leadership (for Administrators) has additional admission requirements, including a master’s degree or education specialist degree and a minimum of 25 quarter credits or 15 semester credits from a university principal preparation program. These may have been acquired through a master’s, specialist, or certification program at a university. A valid principal license, or eligibility for a principal license based on a university principal preparation program, is also required. If not certified, applicants should provide a university document that states eligibility for certification based on the program. Additionally, applicants must have had three years of administrative experience and must provide an acknowledgement form verifying they have access to and the ability to collect data from a K–12 school setting.

Ph.D. in Public Health

Walden offers two tracks for applicants. Applicants are eligible for track 1 if they have a MPH or a MS in Public Health. Applicants are eligible for track 2 if they have a bachelor’s degree or higher in an academic discipline other than the public health field.

Post-Master’s Certificate

A minimum grade point average of 3.0 in post-bachelor’s degree coursework and three years of professional/academic experience related to the program for which application is made.

Medical and Veterinary

Together, the three schools, along with the Medical Education Readiness Program (“MERP”) and the Veterinary Preparation Program, had 5,304 students enrolled in the May 2022 semester, a 3.5% increase compared to the same term last year.

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

Initially, AUC and RUSM students complete a program of concentrated study of medical sciences after which they sit for Step 1 of the USMLE, which assesses whether students understand and can apply scientific concepts that are basic to the practice of medicine. Under AUC and RUSM direction, students then complete the remainder of their program by participating in clinical rotations conducted at over 40 affiliated teaching hospitals or medical centers connected with accredited medical education programs in the U.S., Canada, and the U.K. Towards the end of the clinical training and prior to graduation, AUC and RUSM students take USMLE, Step 2 CK (Clinical Knowledge), which assesses ability to apply medical knowledge, skills, and understanding of clinical science essential for the provision of patient care under supervision and includes emphasis on health promotion and disease prevention. Successfully passing USMLE Step 2 Clinical Skills previously was a requirement for graduation and for certification by the Educational Commission for Foreign Medical Graduates (“ECFMG”) to enter the U.S. residency match. Due to COVID-19 restrictions, USMLE Step 2 Clinical Skills has been discontinued. ECFMG has developed alternative pathways to replace this requirement, for which AUC and RUSM are generally eligible. In addition, flexibility to use some online clinical training has been allowed by accreditors and other U.S. regulatory bodies. These alternatives are critical to keeping many students on track to graduate and enter the 2023 residency match.

Upon successful completion of their medical degree requirements, students apply for a residency position in their area of specialty through the National Residency Matching Program (“NRMP”). This process is also known as “The Match”® and utilizes an algorithm to “match” applicants to programs using the certified rank order lists of the applicants and program directors.

AUC students achieved a 93% and 84% first-time pass rate on the USMLE Step 1 exam in 2020 and 2021, respectively. Of first-time eligible AUC graduates, 92% and 96% attained residency positions in 2021 and 2022, respectively.

RUSM students achieved a 91% and 83% first-time pass rate on the USMLE Step 1 exam in 2020 and 2021, respectively. Of first-time eligible RUSM graduates, 92% and 95% attained residency positions in 2021 and 2022, respectively.

In September 2019, AUC opened its medical education program in the U.K. in partnership with University of Central Lancashire (“UCLAN”). The program offers students a Post Graduate Diploma in International Medical Sciences from UCLAN, followed by their Doctor of Medicine degree from AUC. Students are eligible to do clinical rotations at AUC’s clinical sites, which include hospitals in the U.S., the U.K., and Canada. This program is aimed at preparing students for USMLEs.

MERP is a 15-week medical school preparatory program focused on enhancing the academic foundation of prospective AUC and RUSM students and providing them with the skills they need to be successful in medical school and to achieve their goals of becoming physicians. Upon successful completion of the MERP program, students are guaranteed admission to AUC or RUSM. Data has shown that the performance of students who complete the MERP program is consistent with students who were admitted directly into medical school.

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

RUSVM offers a one-semester Veterinary Preparatory Program (“Vet Prep”) designed to enhance the pre-clinical science knowledge and study skills that are critical to success in veterinary school. The Vet Prep advancement rate for 2019-2020 was 87%, which represents the percent of Vet Prep students in 2019-2020 who started at RUSVM within one year.

In 2020 and 2021, instruction for both the RUSVM and Vet Prep programs was partially offered online in response to COVID-19 travel restrictions. All students have returned to full-time instruction in St. Kitts.

Student Admissions and Admissions Standards

AUC, RUSM, and RUSVM employ regional admissions representatives in locations throughout the U.S. and Canada who provide information to students interested in their respective programs. A successful applicant must have completed the required prerequisite courses and, for AUC and RUSM, taken the Medical College Admission Test (“MCAT”), while RUSVM applicants must have completed the Graduate Record Exam (“GRE”). Candidates for admission must interview with an admissions representative and all admission decisions are made by the admissions committees of the medical and veterinary schools. AUC allows several entrance examinations for its international students. The MCAT (and other entrance exams) requirement is currently waived due to lack of availability of testing caused by COVID-19 closures. ED, which usually mandates that the schools require MCAT for U.S. citizens, has currently waived this requirement. Both AUC’s and RUSM’s admission committees began evaluating students without an MCAT for the September 2020 class and continue to do so. RUSVM waived GRE requirements for classes starting in January 2021 and May 2021 because of limited testing availability due to COVID-19.

Discontinued Operations

In accordance with GAAP, the ACAMS, Becker, OCL, and EduPristine entities, which were divested during fiscal year 2022 and Adtalem Brazil, which was divested during fiscal year 2020, are classified as “Discontinued Operations.” As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude these entities operations, unless otherwise noted. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations.

ACAMS/Becker/OCL

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

DeVry University

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) pursuant to the purchase agreement dated December 4, 2017. To support DeVry University’s future success, Adtalem transferred DeVry University with a working capital balance of $8.75 million at the closing date. In addition, Adtalem has agreed to indemnify Cogswell for certain losses including those related to certain pre-closing Defense to Repayment claims. The purchase agreement also includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. Adtalem received $2.9 million during fiscal year 2022 related to the earnout.

EduPristine

On June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration.

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

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their BSN degree; at the onset of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs continued to successfully operate. Students and employees have returned to all Chamberlain campuses for onsite instruction. Management believes that COVID-19 disruptions in the healthcare industry may have driven the enrollment decisions of potential students in the fiscal year 2022 sessions; however, the resulting revenue losses specific to COVID-19 are not quantifiable. COVID-19 did not result in significantly increased costs at Chamberlain in fiscal year 2022 and 2021. The extent of the impact in fiscal year 2023 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.
●Walden: All of Walden’s students are enrolled in online programs and these programs have continued to successfully operate throughout the COVID-19 pandemic. Management believes that COVID-19 disruptions in the healthcare industry may have driven the enrollment decisions of potential students in fiscal year 2022; however, the resulting revenue losses specific to COVID-19 are not quantifiable. COVID-19 did not result in increased costs at Walden in fiscal year 2022. The extent of the impact in fiscal year 2023 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines.
●AUC and RUSM: Medical students enrolled in the basic science portion of their program transitioned to online learning at the onset of the COVID-19 outbreak. Many students left St. Maarten and Barbados to continue their studies remotely from other locations. AUC and RUSM were able to provide remote learning and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the U.S. Secretary of Education that was included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020. The waiver was dependent upon the host country’s coronavirus state of emergency declaration. The nation of St. Maarten lifted their declaration in June 2020, and as a result, AUC’s ability to offer distance education ended after the September 2020 semester, requiring all AUC students to return to St. Maarten for basic science instruction effective January 2021. A limited number of RUSM students began returning to Barbados in January and May 2021 with a full return occurring for the September 2021 semester. The Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was signed into law in December 2020, and corrected technical errors in the CARES Act, which clarified the authority to operate via distance learning due to a declaration of an emergency in an applicable country or a qualifying emergency in the U.S. This section also extended these flexibilities through the end of the qualifying emergency or June 30, 2022, whichever was later. The Appropriations Act provided Adtalem’s foreign institutions the ability to continue distance education without disruption to their students’ Title IV federal financial aid. Management believes uncertainties caused by COVID-19 may have driven the enrollment decisions of potential and current students; however, COVID-19 did not result in significant or quantifiable revenue losses or increased costs within the basic science programs at the medical schools in fiscal year 2022 and 2021, except with respect to housing operations in fiscal year 2021, as discussed below. COVID-19 will likely continue to have a minimal impact on basic science program revenue in fiscal year 2023, unless significant numbers of students choose to not continue or start their studies during this time of uncertainty. The extent of the impact in fiscal year 2023 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences. Students who have completed their basic science education progress to clinical rotations in the U.S. and the U.K. Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses during this transition period and beyond. The COVID-19 surge experienced during the winter in fiscal year 2021 across the U.S. caused many partner hospitals to again reduce the hours available for clinical experiences. As a result, although many students were able to resume their clinical education during the second quarter of fiscal year 2021, management estimates that not being able to offer a full clinical program reduced combined revenue of AUC and RUSM by approximately $21 million and operating income losses by approximately $14 million in fiscal year 2021. As of June 2021, all clinical partners of AUC and RUSM resumed their clinical programs. As a result, COVID-19 did not result in any lost clinical revenue in fiscal year 2022. Should future surges in COVID-19 again restrict the number of clinical hours available to our students, we could experience negative effects on revenue and operating income in fiscal year 2023 and beyond. Adtalem has clinical partnerships with hospitals across the U.S. and the U.K., minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income at AUC and RUSM, management estimates losses of housing and student transportation revenue of approximately $13 million and operating income of approximately $10 million in fiscal year 2021 due to students not returning to the St. Maarten and Barbados campuses. All students were allowed back on the two campuses in the first quarter of fiscal year 2022, and therefore, COVID-19 did not result in significant lost housing and student transportation revenue in fiscal year 2022.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students left St. Kitts in March 2020 to continue their studies remotely from other locations. As of May 2021, all basic science students returned to St. Kitts where lectures continue to be delivered both in-person and remotely and with labs delivered in-person. COVID-19 did not result in significant revenue losses or increased costs within the basic science program in fiscal year 2022 and 2021. We do not expect a significant impact from COVID-19 on the basic science program in fiscal year 2023, unless students choose to not continue or start their studies during this time of uncertainty. RUSVM continued to provide remote learning during the pandemic and students remained eligible for U.S. federal financial aid assistance under a waiver provided by the CARES Act and the Appropriations Act. The Appropriations Act extended through the end of the qualifying emergency or June 30, 2022, whichever was later, as described above. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, Australia, Ireland, New Zealand, and the U.K. A few universities initially suspended onsite clinical experiences and transitioned students to online education. All universities have since resumed onsite clinical courses. The initial suspensions did not significantly reduce revenue or operating income in fiscal year 2022 and 2021. While we do not expect a significant impact from COVID-19 at RUSVM, the extent of the impact on clinical experiences in fiscal year 2023 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences.
●Administrative Operations: Remote and hybrid work arrangements continue in both the U.S. and at foreign locations and employees have begun to return to offices. The remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have been lower than historical levels, we would expect these costs to increase as the effects of COVID-19 continue to dissipate. No significant home office costs related to COVID-19 were incurred in fiscal year 2022 and 2021, and no such costs are anticipated in fiscal year 2023 and beyond.

Market Trends and Competition

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

In the pre-licensure nursing market, capacity limitations and restricted new student enrollment are common among traditional four-year educational institutions and community colleges. Chamberlain has 23 campuses located in 15 states. In Fall 2021, according to data obtained from the American Association of Colleges of Nursing (“AACN”), Chamberlain had the largest pre-licensure program in the U.S.

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

In Fall 2021, according to AACN data, Chamberlain had the largest FNP and DNP programs in the U.S.

Walden

The market for fully online higher education, in which Walden competes, remains a highly competitive and growing space. As a comprehensive university offering degrees at the bachelor’s, master’s and doctoral level, in addition to certificates and a school of lifelong learning, the competition varies depending on the degree level and the discipline. While Walden’s target market of working professionals 25 years and older was once underserved, it now has a variety of options to meet the growing need for higher education.

Walden has degree programs in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. Walden competes both with other comprehensive universities and also more narrowly focused schools, which may only offer a few degree programs. Given the growing and ever-changing market, Walden competes with a wide variety of higher education institutions as well as other education providers.

Walden competes with traditional public and private non-profit institutions and for-profit schools. As more campus-based institutions offer online programs, the competition for online higher education has been growing. Typically, public universities charge lower tuitions compared with Walden due to state subsidies, government grants, and access to other financial resources. On the other hand, tuition at private non-profit institutions is higher than the average tuition rates at Walden. Walden competes with other educational institutions principally based on price, quality of education, reputation, learning modality, educational programs, and student services.

Walden has over 50 years of experience offering high quality distance education with a mission to provide access to higher education for working professionals. Walden remains a leader in many areas and is one of the leading doctoral degree conferrers in nursing, public health, public policy, business/management, education, and psychology and one of the leading conferrers of master’s degrees in nursing, psychology, social work, human services, education, and counseling.

Medical and Veterinary

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

Chamberlain

Chamberlain is institutionally accredited by the HLC, an institutional accreditation agency recognized by ED. In addition to institutional accreditation, Chamberlain has also obtained programmatic accreditation for specific programs. BSN, MSN, DNP, and post-graduate Advanced Practice Registered Nurses (“APRN”) certificate programs are accredited by the Commission on Collegiate Nursing Education (“CCNE”). Chamberlain’s MPH program is accredited by the Council on Education for Public Health. Chamberlain’s MSW program is accredited by the Council on Social Work Education’s Commission on Accreditation. The Accreditation Review Commission on Education for the Physician Assistant (“ARC-PA”) has granted Accreditation-Provisional status to the Master of Physician Assistant Studies program. Accreditation-Provisional is an accreditation status granted when the plans and resource allocation, if fully implemented as planned, of a proposed program that has not yet enrolled students appear to demonstrate the program’s ability to meet the ARC-PA Standards or when a program holding Accreditation-Provisional status appears to demonstrate continued progress in complying with the Standards as it prepares for the graduation of the first class (cohort) of students. Accreditation-Provisional does not ensure any subsequent accreditation status. It is limited to no more than five years from matriculation of the first class. Additionally, Chamberlain is an accredited provider of nursing continuing professional development credits by the American Nursing Credentialing Center.

Walden

Walden is institutionally accredited by the HLC, an institutional accreditation agency recognized by ED. In addition to its institutional accreditation, a number of Walden’s programs have obtained programmatic accreditation. The BS in Information Technology program is accredited by the Accreditation Board for Engineering and Technology. A number of business programs (BS in Business Administration, Master of Business Administration, MS in Finance, Doctor of Business Administration, and Ph.D. in Management) are accredited by the Accreditation Council for Business Schools and Programs (“ACBSP”). The BS and MS in Accounting programs are accredited by ACBSP’s Separate Accounting Accreditation. The BSN, MSN, Post-Master’s APRN certificates, and DNP programs are accredited by CCNE. The MS in Addiction Counseling, MS in School Counseling, MS in Clinical Mental Health Counseling, MS in Marriage, Couple, and Family Counseling, and Ph.D. in Counselor Education and Supervision programs are accredited by the Council for Accreditation of Counseling and Related Education Programs. Walden’s initial teacher preparation programs, BS in Elementary Education and Master of Arts in Teaching with a specialization in Special Education, and advanced educator preparation programs, education specialist in Educational Leadership and Administration and MS in Education with a specialization in Educational Leadership and Administration, in the Richard W. Riley College of Education and Human Sciences are accredited by the Council for the Accreditation of Educator Preparation. The MPH and Doctor of Public Health programs are accredited by the Council on Education for Public Health. The Bachelor of Social Work and MSW programs are accredited by the Council on Social Work Education. The MS in Project Management program is accredited by the Project Management Institute Global Accreditation Center for Project Management Education Programs. Additionally, Walden is an accredited provider of continuing education credits by the American Nursing Credentialling Center.

Medical and Veterinary

The Government of St. Maarten authorizes AUC to confer the Doctor of Medicine degree. AUC is accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries that do not have a national medical school accreditation body. The U.S. Department of Education National Committee on Foreign Medical Education and Accreditation (“NCFMEA”) has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education (“LCME”). In addition, AUC is authorized to place students in clinical rotations in the majority of U.S. states, including California, Florida, and New York, where robust processes are in place to evaluate and approve an international medical school’s programs. AUC students can join residency training programs in all 50 states. AUC has also been deemed acceptable by the Graduate Medical Council (“GMC”), the accrediting body in the U.K., which allows AUC graduates to apply for post-graduate (residency) programs in the U.K.

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

The following table, which excludes ACAMS, Adtalem Brazil, Becker, EduPristine, and OCL revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2021 and 2020. Final data for fiscal year 2022 is not yet available.

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

Information about Particular U.S. and Canadian Government Financial Aid Programs

Chamberlain, Walden, AUC, RUSM, and RUSVM students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

U.S. Federal Financial Aid Programs

Students in the U.S. rely on three types of ED student financial aid programs under Title IV of the HEA.

1. Grants. Chamberlain and Walden undergraduate students may participate in the Federal Pell Grant and Federal Supplemental Education Opportunity Grant programs.

●	Federal Pell Grants: These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2021-2022 school year, eligible students could receive Federal Pell Grants ranging from $650 to $6,495.
●	Federal Supplemental Educational Opportunity Grant (“FSEOG”): This is a supplement to the Federal Pell Grant and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement federal funds with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below), or by externally provided scholarship grants.

2. Loans. Chamberlain, Walden, AUC, RUSM, and RUSVM students may participate in the Direct Unsubsidized and PLUS programs within the Federal Direct Student Loan Program. Chamberlain and Walden undergraduate students may also be eligible for Subsidized Loans within the Federal Direct Student Loan Program.

●	Direct Subsidized Loan: Awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) available to undergraduate students with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis (the student is responsible for paying the interest charges during the six months after no longer attending school on at least a half-time basis for those loans with a first disbursement between July 1, 2012 and July 1, 2014). Loan limits per academic year range from $3,500 for students in their first academic year, $4,500 for their second academic year, to $5,500 for students in their third or higher undergraduate academic year.
●	Direct Unsubsidized Loan: Awarded to students who do not meet the needs test or as an additional supplement to the Direct Subsidized Loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Direct Unsubsidized Loan limits vary based on dependency status and level of study, with $2,000 for undergraduate dependent students per academic year. Independent undergraduate students may borrow $6,000 in their first and second academic years, increasing to $7,000 in later undergraduate years. Direct Unsubsidized Loan limits then increase to $20,500 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional Direct Unsubsidized Loan amount up to the limit of the Direct Subsidized Loan at their respective academic grade level. The total Direct Subsidized and/or Direct Unsubsidized Loan aggregate borrowing limit for undergraduate students is $57,500 and $138,500 for graduate students, which is inclusive of Direct Subsidized and Direct Unsubsidized Loan amounts borrowed as an undergraduate.
●	Direct Grad PLUS and Direct Parent PLUS Loans: Enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance, which includes allowances for tuition, fees, and living expenses. Both Direct Grad PLUS and Direct Parent PLUS Loans are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

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

Canadian Government Financial Aid Programs

Canadian citizens or permanent residents of Canada (other than students from the Northwest Territories, Nunavet, or Quebec) are eligible for loans under the Canada Student Loans Program, which is financed by the Canadian government. Eligibility and amount of funding vary by province. Canadian students attending Walden or Chamberlain online while in the U.S., or attending AUC, RUSM, or RUSVM, may be eligible for the Canada Student Loan Program. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions, and interest relief on loans.

Information about Other Financial Aid Programs

Private Loan Programs

Some Chamberlain, Walden, AUC, RUSM, and RUSVM students rely on private (non-federal) loan programs borrowed from private lenders for financial assistance. These programs are used to finance the gap between a student’s cost of attendance and their financial aid awards. The amount of the typical loan varies significantly according to the student’s enrollment and unmet need.

Most private loans are approved on the basis of the student’s and/or a co-borrower’s credit history. The cost of these loans varies, but in almost all cases will be more expensive than the federal programs. The application process is separate from the federal financial aid process. Student finance personnel at Adtalem’s degree-granting institutions coordinate these processes so that students receive assistance from the federal and state programs before utilizing private loans.

With the exception of Chamberlain, Adtalem’s institutions do not maintain preferred lender lists. However, all students are entirely free to utilize a lender of their choice.

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

Adtalem-Provided Financial Assistance

Each of our institutions offers a variety of scholarships to assist with tuition and fee expenses, some of which are one-time awards while others are renewable. Some students may also qualify for more than one scholarship at a time.

Chamberlain students are eligible for numerous institutional scholarships with awards up to $2,500 per semester.

Eligible Walden students may receive an institutional grant valued up to $750 per term. Walden offers a number of different scholarships discounts and other tuition assistance. These vary by program and by term but usually consist of any of the following: $500-$1,000 grants per term over three to ten terms; scholarships specific to the company they work for; if they are an alumnus of Walden; or if they are in the military.

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

Employer-Provided Tuition Assistance

Chamberlain and Walden students who receive employer tuition assistance may choose from several deferred tuition payment plans. Students eligible for tuition reimbursement plans may have their tuition billed directly to their employers or payment may be deferred until after the end of the session.

Walden students eligible for tuition reimbursement must make payment arrangements with Walden and then be reimbursed by their employer. When the employer pays on behalf of the employee, Walden will bill the employer and payment terms are due 20 days from the receipt of the billing statement.

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

U.S. Federal Regulations

Our domestic postsecondary institutions are subject to extensive federal and state regulations. The HEA and the related ED regulations govern all higher education institutions participating in Title IV programs and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following: (1) the federal government through ED, (2) the accrediting agencies recognized by ED, and (3) state higher education regulatory bodies.

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

We have summarized the most significant current regulatory requirements applicable to our domestic postsecondary operations. Adtalem has been impacted by these regulations and enforcement efforts and is currently facing multiple related lawsuits arising from the enhanced scrutiny facing the proprietary education sector. For information regarding such pending investigations and litigation, and the potential impact such matters could have on our institutions or on Adtalem, see in this Annual Report on Form 10-K: (1) Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” (2) the subsection of Item 1A. “Risk Factors” titled “Risks Related to Adtalem’s Highly Regulated Industry,” and (3) the subsection of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” titled “Regulatory Environment.”

Eligibility and Certification Procedures

The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution participating in the Title IV programs must be certified to participate and is required to periodically renew this certification. Institutions that violate certain ED Title IV regulations, including its financial responsibility and administrative capability regulations, may lose their eligibility to participate in Title IV programs or may only continue participation under provisional certification. Institutions that do not meet financial responsibility requirements are typically required to be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution’s most recent fiscal year). Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. ED has initiated rulemaking proceedings to amend the certification procedures. The earliest we believe any new rules will be effective is July 1, 2024.

Defense to Repayment Regulations

Under the HEA, ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a Defense to Repayment of a Direct Loan made under the Federal Direct Loan Program. On July 1, 2020, new Defense to Repayment regulations went into effect that include a higher threshold for establishing misrepresentation, provides for a statute of limitation for claims submission, narrows the current triggers allowed for letter of credit requirements, and eliminates provisions for group discharges. The new regulations are effective with claims on loans disbursed on or after July 1, 2020. ED has initiated rulemaking proceedings to amend the Defense to Repayment regulations. The earliest any new rules will be effective is July 1, 2023.

The “90/10 Rule”

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, Walden, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The American Rescue Plan Act of 2021 (the “Rescue Act”) enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change was subject to negotiated rulemaking, which ended in March

2022. The amended rule will first apply to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs as calculated under current regulations (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2021 and 2020. Final data for fiscal year 2022 is not yet available.

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

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third-party review reports that have been made publicly available, Adtalem’s institutions that were owned at each reporting date have met this lower threshold for each fiscal year since the commitment was made. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

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

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. Changes to the manner in which the composite score is calculated that were effective on July 1, 2020 has negatively affected Adtalem’s composite score for fiscal year 2022 and will continue to negatively affect future Adtalem scores. At this time, management does not believe these changes by themselves will result in the score falling below 1.5. However, as a result of the acquisition of Walden and the related transactions, Adtalem expects its consolidated composite score to fall below 1.5 for its fiscal year 2022 financial responsibility test. If Adtalem becomes unable to meet requisite financial responsibility standards within the regulations, management believes it will be able to otherwise demonstrate its ability to continue to provide educational services; however, our institutions will be required to request additional state regulatory approvals, heightened cash monitoring, and/or be required to post a letter of credit to continue to participate in federal and state financial assistance programs.

ED has initiated rulemaking proceedings to amend the financial responsibility regulations. The earliest we believe any new rules will be effective is July 1, 2024.

Administrative Capability

The HEA directs ED to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause ED to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny its eligibility for Title IV programs. ED has initiated rulemaking proceedings to amend the administrative capability regulations. The earliest we believe any new rules will be effective is July 1, 2024.

State Authorization

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Chamberlain is specifically authorized to operate in all of the domestic jurisdictions that require such authorizations. Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. Chamberlain has obtained licensure in states which require such licensure and where their students are enrolled and is an institutional participant in the National Council for State Authorization Reciprocity Agreements (“NC-SARA”) initiative. Walden does not participate in NC-SARA, and therefore maintains licenses or exemptions in those states that require it to do so to enroll students in distance education programs where they are currently offered.

On December 19, 2016, ED published new rules concerning requirements for institutional eligibility to participate in Title IV programs. These regulations, which would have become effective beginning July 1, 2018, but were delayed until July 1, 2020, were subsequently renegotiated as part of the 2018-2019 Accreditation and Innovation rule-making sessions. The renegotiated rule went into effect on July 1, 2020 and requires an institution offering distance education or correspondence courses to be authorized by each state from which the institution enrolls students, if such authorization is required by the state. If an institution offers postsecondary education through distance education or correspondence courses in a state that participates in a state authorization reciprocity agreement, and the institution offering the program is located in a state where it is also covered by such an agreement, the institution would be considered legally authorized to offer postsecondary distance or correspondence education in the state where courses are offered via distance education, subject to any limitations in that agreement. The regulations also require an institution to document the state processes for resolving complaints from students enrolled in programs offered through distance education or correspondence courses. Lastly, the regulations require that an institution provide certain disclosures to enrolled and prospective students regarding its programs that lead to professional licensure. ED has initiated rulemaking proceedings and may amend the rules to require that a program meet state licensure requirements in lieu of the aforementioned disclosures. The earliest we believe any new rules will be effective is July 1, 2024.

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

According to ED, the three-year cohort default rate for all colleges and universities eligible for federal financial aid was 7.3% for the fiscal year 2018 cohort (the latest available) and 9.7% for the fiscal year 2017 cohort.

Default rates for Chamberlain, Walden, AUC, RUSM, and RUSVM students are as follows:

	Cohort Default Rate
	2018	2017
Chamberlain University	2.6%	3.4%
Walden University	4.7%	6.8%
American University of the Caribbean School of Medicine	0.7%	1.4%
Ross University School of Medicine	0.9%	1.3%
Ross University School of Veterinary Medicine	0.4%	0.9%

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

ED has initiated rulemaking proceedings to amend the changes of ownership regulations. The earliest any new rules will be effective is July 1, 2023.

Gainful Employment

Current law states that proprietary institutions and non-degree programs at private non-profit and public institutions must prepare students for gainful employment in a recognized occupation. ED has begun the process to define and implement this existing law through what is referred to as the Gainful Employment (“GE”) rules. A prior version of this rule was rescinded on July 1, 2019. We anticipate ED will use debt-to-earnings ratios and earnings thresholds in determining whether graduates were gainfully employed. Repeated failure of a program to meet these measures may result in the program losing Title IV eligibility.

Negotiated rulemaking took place from January 2022 to March 2022. We anticipate the proposed rules will be published in April 2023, resulting in an effective date of July 1, 2024.

State Approvals and Licensing

Adtalem institutions require authorizations from many state higher education authorities to recruit students, operate schools, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the U.S., each Chamberlain location is approved to grant degrees by the respective state in which it is located. Additionally, many states require approval for out-of-state institutions to recruit within their state or offer instruction through online modalities to residents of their states. Adtalem believes its institutions are in compliance with all state requirements as an out-of-state institution. AUC and RUSM clinical programs are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are reported to ED as required.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted approximately $27.9 million of surety bonds with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

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

Seasonality

The seasonal pattern of Adtalem’s enrollments and its educational programs’ starting dates affect the timing of cash flows with higher cash inflows at the beginning of academic sessions.

Human Capital

As of June 30, 2022, Adtalem had the following number of employees:

		Temporary
	Faculty	and Student
	and Staff	Employees	Total
Chamberlain	1,293	179	1,472
Walden	1,270	162	1,432
Medical and Veterinary	795	23	818
Home Office	955	5	960
Total	4,313	369	4,682

Adtalem also utilizes approximately 5,300 independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. Our management believes that Adtalem has good relations with its employees.

We continue to regularly gather feedback from our employees through our Engagement Survey to gain insight into how our employees perceive their work environment. The Engagement Survey includes 18 dimensions comprised of 55 questions.

Two of the key dimensions are Engagement and Enablement. Engagement is the “want to” of work, or more specifically, whether employees are committed to the organization and if they are willing to put in extra effort for the good of the organization. Enablement is the “can do” of work, meaning employee skills and abilities are fully utilized in their roles and whether the organizational environment supports them in getting their work done. We partner with Korn Ferry for high performing organization and global industry norm benchmark data (the “Korn Ferry Global Industry Benchmarks”).

For the upcoming survey, we will include questions around the overall health and well-being of our employees and our support in that area. Regarding key dimensions in the survey (Engagement, Enablement, Collaboration, and Diversity, Equity, and Inclusion) Adtalem consistently aligns with or outpaces our competitors in ratings. Selected results from our Summer 2022 Engagement Survey including the Korn Ferry Global Industry Benchmarks are as follows:

	Favorability	Global
Topic	(top 2 ratings)	Industry
Engagement Summer 2022 Engagement Survey favorability in the dimension of Engagement	64%	66%
Enablement Summer 2022 Engagement Survey favorability in the dimension of Enablement	68%	68%
Collaboration Summer 2022 Engagement Survey favorability in the dimension of Collaboration	70%	62%
Diversity, Equity, and Inclusion Summer 2022 Engagement Survey favorability in the dimension of Diversity, Equity, and Inclusion	83%	71%

Collaboration during the pandemic remained strong as teams adapted to the new remote work environment. The engagement survey dimension of collaboration was 8% higher than the global industry benchmark. We remain productive and supportive to our students, employer partners and, most importantly, each other. We have moved to a hybrid work environment allowing flexibility to our employees in work location and brought together senior directors and above in certain locations to the office two days a week. We believe this return will further encourage team building and collaboration across departments.

Diversity, Equity, and Inclusion (“DEI”) continue to be core tenets of our culture at Adtalem. Not only do we focus on ensuring a diverse workforce through our Talent First agenda, but our leadership team also participates in initiatives that further the advancement of historically under-represented groups in society. DEI was 12% higher than the global industry benchmark. We continuously measure representation amongst our employee population. Adtalem was named one of America’s Best Employers for Diversity by Forbes in 2022 for the second year in a row.

As of June 30, 2022, our employee diversity was as follows:

Level	Female	People of Color (U.S. Only)
All Levels	75%	36%
Management	71%	31%
Director	68%	23%
Executive	42%	21%

Adtalem offers a comprehensive benefits package including wellness programs for eligible employees. The wellness strategy entitled Live Well takes a wholistic approach to wellbeing through four pillars: Physical, Social, Financial and Emotional. Our health benefits remain competitive with generous paid time off, retirement plan, domestic partner benefits, adoption assistance, paid parent leave for both mothers and fathers, among others. We recently launched enhancements to our Employee Assistance Program and our mental health and wellbeing application, entitled Ginger. We track participation in our retirement plans and the Ginger application as noted below:

Wellness Pillar	Segment: U.S. Regular Employees	Participation
Financial	Retirement Planning (auto enrollment feature for new hire)	92%
Emotional*	Mental Health Wellbeing - Ginger Utilization	8%

*EAP standard utilization is 3-5%

Finally, Adtalem launched additional opportunities for employees to pursue their educational goals through our Education Assistance program. This program offers both tuition discounts and tuition reimbursement at multiple nationally and regionally accredited higher education institutions. We will continue to offer resources to maintain an engaged, healthy, motivated workforce focused on meeting business goals.

The favorability on the newly added question on health and well-being programs was 15% higher than the global industry benchmark from our Summer 2022 Engagement Survey:

	Favorability	Global
Question	(top 2 ratings)	Industry
My organization encourages colleagues to take part in health and well-being programs available at work Summer 2022 Engagement Survey favorability	79%	64%

Intellectual Property

Adtalem owns and uses numerous trademarks and service marks, such as “Adtalem,” “American University of the Caribbean,” “Chamberlain College of Nursing,” “Ross University,” “Walden University” and others. All trademarks, service marks, certification marks, patents, and copyrights associated with its businesses are owned in the name of Adtalem Global Education Inc. or a subsidiary of Adtalem Global Education Inc. Adtalem vigorously defends against infringements of its trademarks, service marks, certification marks, patents, and copyrights.

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

Item 1A. Risk Factors

Summary of Risk Factors

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:

Risks Related to Adtalem’s Highly Regulated Industry

●	We are subject to regulatory audits, investigations, lawsuits, or other proceedings relating to compliance by the institutions in the Adtalem portfolio with numerous laws and regulations in the U.S. and foreign jurisdictions applicable to the postsecondary education industry.
●	The ongoing regulatory effort aimed at proprietary postsecondary institutions of higher education could be a catalyst for additional legislative or regulatory restrictions, investigations, enforcement actions, and claims.
●	Adverse publicity arising from investigations, claims, or actions brought against us or other proprietary higher education institutions may negatively affect our reputation, business, or stock price, or attract additional investigations, lawsuits, or regulatory action.
●	Government and regulatory agencies and third parties have initiated, and could initiate additional investigations, claims, or actions against us, which could require us to pay monetary damages, halt certain business practices, or receive other sanctions. The defense and resolution of these matters could require us to expend significant resources.
●	The U.S. Department of Education (“ED”) has issued regulations setting forth new standards and procedures related to borrower defenses to repayment of Title IV loan obligations, and ED’s right of recoveries against institutions following a successful borrower defense and institutional financial responsibility. It is possible that a finding or allegation arising from current or future legal proceedings or governmental administrative actions may create significant liability under the proposed regulations.
●	Within the Defense to Repayment regulations, pending or future lawsuits, investigations, program reviews, and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other securities.
●	We are subject to risks relating to regulatory matters. If we fail to comply with the extensive regulatory requirements for our operations, we could face fines and penalties, including loss of access to federal and state student financial aid for our students, loss of ability to enroll students in a state, and significant civil liability.
●	Government budgetary pressures and changes to laws governing financial aid programs could reduce our student enrollment or delay our receipt of tuition payments.
●	Our ability to comply with some ED regulations is affected by economic forces affecting our students and graduates that are not entirely within our control.
●	ED rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.
●	Regulations governing the eligibility of our U.S. degree-granting institutions to participate in Title IV programs preclude us from compensating any employee or third-party involved in student recruitment, admissions, or the awarding of financial aid based on their success in those areas. These regulations could limit our ability to attract and retain highly-qualified employees, to sustain and grow our business, or to develop or acquire businesses that would not otherwise be subject to such regulations.
●	A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.
●	If ED does not recertify any one of our institutions to continue participating in Title IV programs, students at that institution would lose their access to Title IV program funds. Alternatively, ED could recertify our institutions but require our institutions to accept significant limitations as a condition of their continued participation in Title IV programs.
●	If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by ED, we would lose our ability to participate in Title IV programs.
●	A bankruptcy filing by us or by any of our Title IV Institutions, or a closure of one of our Title IV Institutions, would lead to an immediate loss of eligibility to participate in Title IV programs.
●	Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

●	If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs in that state.
●	Our ability to place our medical schools’ students in hospitals in the U.S. may be limited by efforts of certain state government regulatory bodies, which may limit the growth potential of our medical schools, put our medical schools at a competitive disadvantage to other medical schools, or force our medical schools to substantially reduce their class sizes.
●	Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.
●	We could be subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.
●	A failure of our vendors to comply with applicable regulations in the servicing of our students and institutions could subject us to fines or restrictions on or loss of our ability to participate in Title IV programs.
●	We provide financing programs to assist some of our students in affording our educational offerings. These programs are subject to various federal and state rules and regulations. Failure to comply with these regulations could subject us to fines, penalties, obligations to discharge loans, and other injunctive requirements.
●	Release of confidential information could subject us to civil penalties or cause us to lose our eligibility to participate in Title IV programs.
●	We could be subject to sanctions if we fail to accurately and timely report sponsored students’ tuition, fees, and enrollment to the sponsoring agency.

Risks Related to Adtalem’s Business

●	Outbreaks of communicable infections or diseases, or other public health pandemics, such as the global coronavirus outbreak and the efficacy and distribution of COVID-19 vaccines, in the locations in which we, our students, faculty, and employees live, work, and attend classes, could substantially harm our business.
●	Natural disasters or other extraordinary events or political disruptions may cause us to close some of our schools.
●	Student enrollment at our schools is affected by legislative, regulatory, and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollment effectively.
●	We are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, our revenue may decline.
●	If our graduates are unable to find appropriate employment opportunities or obtain professional licensure or certification, we may not be able to recruit new students.
●	We face heightened competition in the postsecondary education market from both public and private educational institutions.
●	The personal information that we collect may be vulnerable to breach, theft, or loss that could adversely affect our reputation and operations.
●	System disruptions and vulnerability from security risks to our computer network or information systems could severely impact our ability to serve our existing students and attract new students.
●	Our ability to open new campuses, offer new programs, and add capacity is dependent on regulatory approvals and requires financial and human resources.
●	We may not be able to attract, retain, and develop key employees necessary for our operations and the successful execution of our strategic plans.
●	We may not be able to successfully identify, pursue, or integrate acquisitions.
●	Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.
●	Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Risks Related to Acquisition

●	In connection with the Acquisition, we incurred additional indebtedness, which could adversely affect Adtalem, including our business flexibility and has increased our interest expense.
●	Despite current indebtedness levels, we may still be able to incur substantially more debt, including secured debt, which could further exacerbate the risks we face.
●	The combined company may be unable to realize the anticipated benefits of the Acquisition.

Risks Related to Shareholder Activism

●	Shareholder activism, including public criticism of Adtalem or our management team, may adversely affect us.

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

Under the Higher Education Act (“HEA”), ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a Defense to Repayment of a Direct Loan made under the Federal Direct Loan Program. On July 1, 2020, new Defense to Repayment regulations went into effect that include a higher threshold for establishing misrepresentation, provides for a statute of limitation for claims submission, narrows the current triggers allowed for letter of credit requirements, and eliminates provisions for group discharges. The new regulations are effective with claims on loans disbursed on or after July 1, 2020.

On July 13, 2022, ED published proposed amendments to the borrower defense rules. The proposal reintroduces a group claims process, implements a single federal standard regardless of when the loan was first disbursed, removes any limitation period for filing a claim and expands acts which lead to an approved claim. ED is also proposing to revert to a six-year statute of limitations for recovery from institutions. Following a 30-day comment period, ED will publish the final rules, which we anticipate will be effective on July 1, 2023. These proposed changes could increase financial liability and reputational risk.

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

While we intend to defend ourselves vigorously in all pending and future legal proceedings, we may settle certain matters. Moreover, regardless of the merits of our actions and defenses, if we are unable to resolve certain legal proceedings or regulatory actions, indirect consequences arising from unproven allegations or appealable regulatory findings may have adverse consequences to us.

We may settle certain matters due to uncertainty in potential outcome, for strategic reasons, as a part of a resolution of other matters, or in order to avoid potentially worse consequences in inherently uncertain judicial or administrative processes. The terms of any such settlement could have a material adverse effect on our business, financial condition, operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate. Additionally, although inconsistent with its usual practices, ED has broad discretion to impose significant limitations on us and our business operations arising from acts it determines are in violation of their regulations. As a result, foreseeable and unforeseeable consequences of prior and prospective adjudicated or settled legal proceedings and regulatory matters could have a material adverse effect on our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Within the Defense to Repayment regulations, pending or future lawsuits, investigations, program reviews, and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other securities.

The Defense to Repayment regulations could require Adtalem to post multiple and substantial letters of credit or other securities in connection with, among other things, certain pending and future claims, investigations, and program reviews, regardless of the merits of our actions or available defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures and other investments aimed at growing and diversifying our operations, sustain and fund our operations, and make dividend payments to shareholders. Adtalem’s credit agreement allows Adtalem to post up to $400.0 million in letters of credit. In the event Adtalem is required to post letters of credit in excess of the $400.0 million limit, Adtalem would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required by ED. Adtalem may not be able to obtain the excess letters of credit or security or may only be able to obtain such excess letters of credit or security at significant cost.

We are subject to risks relating to regulatory matters. If we fail to comply with the extensive regulatory requirements for our operations, we could face fines and penalties, including loss of access to federal and state student financial aid for our students, loss of ability to enroll students in a state, and significant civil liability.

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

In particular, in the U.S., the HEA subjects schools that participate in the various federal student financial aid programs under Title IV, which includes Chamberlain, Walden, AUC, RUSM, and RUSVM, to significant regulatory scrutiny. Adtalem’s Title IV Institutions collectively receive 72% of their revenue from Title IV programs. As a result, the suspension, limitation, or termination of the eligibility of any of our institutions to participate in Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Our Title IV Institutions collectively receive 72% of their revenue from Title IV programs. As a result, any reductions in funds available to our students or any delays in payments to us under Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Congress passed the American Rescue Plan Act of 2021 (the “Rescue Act”), which was signed into law on March 11, 2021. It includes language permanently modifying the 90/10 Rule. This modification expands the rule to include additional federal aid programs, including GI Bill benefits, in the 90% calculation. The provision was modified in the Senate by a bipartisan amendment offered by Senators Morgan (R-KS) and Carper (D-DE). The Moran-Carper amendment requires ED to begin a negotiated rulemaking process by October 1, 2021. Negotiated rulemaking ended in March 2022. The amended rule will first apply to institutional fiscal years beginning on or after January 1, 2023. We do not anticipate any adverse impact to our institutions as a result of these amendments.

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

The U.S. Congress can change the laws affecting Title IV programs in annual federal appropriations bills and other laws it enacts between the HEA reauthorizations. At this time, Adtalem cannot predict any or all of the changes that the U.S. Congress may ultimately make. Since a significant percentage of Adtalem’s revenue is tied to Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of Adtalem’s degree-granting institutions or students to participate in Title IV programs could have a material adverse effect on Adtalem’s business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Certain provisions in proposed legislation, if enacted, or implementation of existing or future law by a current or future administration, could have a material adverse effect on our business, including but not limited to legislation that limits the enrollment of U.S. citizens in foreign medical schools and legislation that could require institutions to share in the risk of defaulted federal student loans, and legislation that limits the percentage of revenue derived from federal funds.

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

ED regulations in effect for federal Stafford loans first disbursed between July 1, 2017 and July 1, 2020 prohibit any “substantial misrepresentation” by our Title IV Institutions, employees, and agents regarding the nature of the institution’s educational programs, its financial charges, or the employability of its graduates. These regulations may, among other things, subject us to sanctions for statements containing errors made to non-students, including any member of the public, impose liability on us for the conduct of others and expose us to liability even when no actual harm occurs. A “substantial misrepresentation” is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. It is possible that despite our efforts to prevent misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents in advertising and marketing, during the enrollment, admissions and financial aid process, and throughout attendance at any of our Title IV Institutions, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties, including potential Defense to Repayment liabilities, and increased risk of private qui tam actions under the Federal False Claims Act. If ED determines that an institution has engaged in substantial misrepresentation, ED may (1) fine the institution; (2) discharge students’ debt and hold the institution liable for the discharged debt under the HEA and the Defense to Repayment regulations; and/or (3) suspend or terminate an institution’s participation in Title IV programs. Alternatively, ED may impose certain other limitations on the institution’s participation in Title IV programs, which could include the denial of applications for approval of new programs or locations, a requirement to post a substantial letter of credit, or the imposition of one of ED’s heightened cash monitoring processes. Any of the forgoing actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. ED has proposed amendments to the definition of substantial misrepresentation. We anticipate these changes will be effective on July 1, 2023.

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

All of our Title IV Institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, periodic renewal of institutional PPAs, periodic program reviews, and ad hoc events which may lead ED to evaluate an institution’s financial responsibility or administrative capability. The administrative capability criteria require, among other things, that our institutions (1) have an adequate number of qualified personnel to administer Title IV programs, (2) have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, (3) submit all required reports and consolidated financial statements in a timely manner, and (4) not have significant problems that affect the institution’s ability to administer Title IV programs. If ED determines, in its judgment, that one of our Title IV Institutions has failed to demonstrate either financial responsibility or administrative capability, we could be subject to additional conditions to participating, including, among other things, a requirement to post a letter of credit, suspension or termination of our eligibility to participate in Title IV programs, or repayment of funds received under Title IV programs, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. ED has considerable discretion under the regulations to impose the foregoing sanctions and, in some cases, such sanctions could be imposed without advance notice or any prior right of review or appeal. Although no definite calculations have been performed, as a result of the acquisition of Walden and the related transactions, Adtalem expects its consolidated composite score to fall below 1.5 at its next financial responsibility test. If Adtalem becomes unable to meet requisite financial responsibility standards within the regulations, management believes it will be able to otherwise demonstrate its ability to continue to provide educational services; however, our institutions could still be subject to heightened cash monitoring and/or be required to post a letter of credit to continue to participate in federal and state financial assistance programs.

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

Chamberlain was most recently recertified and issued an unrestricted PPA in September 2020, with an expiration date of March 31, 2024. Walden was issued a Temporary Provisional PPA (“TPPPA”) in connection with their acquisition by Adtalem on September 17, 2021. During the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, ED provisionally recertified AUC, RUSM, and RUSVM’s Title IV PPAs with expiration dates of December 31, 2022, March 31, 2023, and June 30, 2023, respectively. The provisional nature of the agreements for AUC, RUSM, and RUSVM stemmed from increased and/or repeated Title IV compliance audit findings. Walden’s TPPPA included financial requirements, which were in place prior to acquisition, such as a letter of credit, heightened cash monitoring, and additional reporting. No similar requirements were imposed on AUC, RUSM, or RUSVM. While corrective actions have been taken to resolve past compliance matters and eliminate the incidence of repetition, if AUC, RUSM, or RUSVM fail to maintain administrative capability as defined by ED while under provisional status or otherwise fail to comply with ED requirements, the institution(s) could lose eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows.

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

As of June 30, 2022, a substantial portion of our outstanding capital stock is owned by a small group of institutional shareholders. We cannot prevent a material change of ownership or change of control that could arise from a transfer of voting stock by any combination of those shareholders.

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

Our Title IV Institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If any of our Title IV Institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. The latest period for which final three-year default rates data is available is fiscal year 2018. Default rates for Chamberlain, Walden, AUC, RUSM, and RUSVM students for fiscal year 2018 is 2.6%, 4.7%, 0.7%, 0.9%, and 0.4%, respectively.

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

Risks Related to Adtalem’s Business

Outbreaks of communicable infections or diseases, or other public health pandemics, such as the global coronavirus outbreak and the efficacy and distribution of COVID-19 vaccines, in the locations in which we, our students, faculty, and employees live, work, and attend classes, could substantially harm our business.

Disease outbreaks and other public health conditions, such as the current outbreak of the coronavirus currently being experienced and the efficacy and distribution of COVID-19 vaccines, in the locations in which we, our students, faculty, and employees live, work, and attend classes could have a significant negative impact on our revenue, profitability, and business. We have developed and continue to develop plans to help mitigate the negative impact of the coronavirus to our business including all classes having shifted to online learning, all employees working from home, practice containment, recovery and normalization scenario planning, and emergency succession planning. Students at AUC returned to campus in St. Maarten for the January 2021 semester. A limited number of RUSM students began returning to Barbados for the January and May 2021 semesters with a full return occurring for the September 2021 semester. As of the May 2021 semester, all RUSVM basic science students have resumed classroom-based learning in St. Kitts. The coronavirus outbreak and the efficacy and distribution of COVID-19 vaccines continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations. If our business experiences prolonged occurrences of adverse public health conditions, such as the coronavirus, and the attendant stay-at-home orders or reinstatement of stay-at-home orders, we believe it could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We will continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students and employees. If our business results and financial condition were materially and adversely impacted, then assets such as accounts receivable, property and equipment, operating lease assets, intangible assets and goodwill could be impaired, requiring a possible write-off. As of June 30, 2022, intangible assets from business combinations totaled $873.6 million and goodwill totaled $961.3 million.

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

A breach of our information technology systems could subject us to liability, reputational damage or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure for operating our business. We could experience theft of sensitive date or confidential information or reputational damage from malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our employees, students, or business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect and respond to. There can be no assurance that our mitigation efforts to protect our data and information technology systems will prevent breaches in our systems (or that of our third-party providers) that could adversely affect our operations and business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

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

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations, and changes in forecasts or market expectations related to future results. If our market capitalization were to remain below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of our reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. As of June 30, 2022, intangible assets from business combinations totaled $873.6 million and goodwill totaled $961.3 million. Together, these assets equaled 61% of total assets as of such date. If our business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring a possible write-off of up to $873.6 million of intangible assets and up to $961.3 million of goodwill.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.

Our Board authorized a share repurchase program pursuant to which we may repurchase up to $300.0 million of our common stock through February 25, 2025. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.

Risks Related to Acquisition

The Acquisition has and will involve substantial costs.

We have incurred a number of non-recurring costs associated with the Acquisition. The majority of the non-recurring expenses consisted of transaction and regulatory costs related to the Acquisition. We also incurred, and continue to incur, transaction fees and costs related to formulating and implementing integration plans, including system consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred from the Acquisition and integration. Although we anticipate that the elimination of duplicative costs and the realization of other efficiencies and synergies related to the integration should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

In connection with the Acquisition, we incurred additional indebtedness, which could adversely affect Adtalem, including our business flexibility and has increased our interest expense.

We have increased indebtedness following the completion of the Acquisition in comparison to our recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We also incurred various costs and expenses related to the financing of the Acquisition. The amount of cash required to pay interest on our increased indebtedness, and thereby the demands on our cash resources, is greater than the amount of cash flow required to service our indebtedness prior to the Acquisition. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, and other general corporate purposes, and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected synergies and cost savings from the Acquisition, or if our financial performance after the Acquisition does not meet our current expectations, then our ability to service the indebtedness may be adversely impacted.

Despite current indebtedness levels, we may still be able to incur substantially more debt, including secured debt, which could further exacerbate the risks we face.

After giving effect to (a) the consummation of the Acquisition, (b) the issuance of the 5.50% Senior Secured Notes due 2028 (the “Notes”), (c) the delivery of collateral to any escrow accounts and entry into commitment letters by Adtalem in connection therewith, (d) entry into and incurrence of borrowings under the Credit Facility (as defined below) and the application of the net proceeds thereof, (e) the amendment of, repayment of and termination of Adtalem’s Prior Credit Agreement (as defined below), (f) the merger of the Escrow Issuer (as defined below) with and into Adtalem, with Adtalem as the surviving entity, and (g) all other transactions related or incidental to, or in connection with, any of the foregoing (including, without limitation, the payment of fees and expenses in connection with each of the foregoing), we are a highly leveraged company.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness secured by different collateral to which the Notes would be effectively junior and indebtedness of non-guarantor subsidiaries to which the Notes would be structurally subordinated. The terms of our Credit Facility and Notes limit, but not prohibit, us or our subsidiaries from incurring additional indebtedness, including secured indebtedness, but these limits are subject to significant exceptions and do not limit liabilities that do not constitute debt. If we or the guarantors incur any additional indebtedness secured by the collateral on the same first priority basis, the holders of that indebtedness will be entitled to share ratably with the lenders under the Credit Facility and holders of the Notes and the guarantees offered hereby in any proceeds of the collateral distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our company. In addition, our substantial indebtedness could have important consequences. For example, it could:

●	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;
●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the Notes and the agreements governing other indebtedness;
●	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;
●	limit our flexibility in planning for, or reacting to, changes in our operations or business;
●	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
●	make us more vulnerable to downturns in our business or the economy; and
●	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies or exploiting business opportunities.

If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness, including the Notes (as defined below), and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory, and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. In addition, because we conduct a significant portion of our operations through our subsidiaries, repayment of our indebtedness is also dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment, or otherwise. Our subsidiaries are distinct legal entities and, other than the guarantors on our indebtedness, they do not have any obligation to pay amounts due on the Notes or to make funds available for that purpose or for other obligations. Pursuant to applicable state limited liability company laws and other laws and regulations, our non-guarantor subsidiaries may not be able to, or may not be permitted to, make distributions to us in order to enable us to make payments in respect of the Notes. In the event that we do not receive distributions from our non-guarantor subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

In addition, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Revolver (as defined below) in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets, which are currently experiencing significant volatility during the ongoing COVID-19 pandemic, and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the Notes may restrict us from adopting some of these alternatives.

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

Risks Related to Shareholder Activism

We may face risks associated with shareholder activism

Publicly traded companies are subject to campaigns by shareholders advocating corporate actions related to matters such as corporate governance, operational practices, and strategic direction. We have previously been subject to shareholder activity and demands and may be subject to further shareholder activity and demands in the future. Such activities could interfere with our ability to execute our business plans, be costly and time-consuming, disrupt our operations, and divert the attention of management, any of which could have an adverse effect on our business or stock price.

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

Adtalem is leasing space to DeVry University at two facilities owned by Adtalem. Adtalem is subleasing space, in full or in part, at an additional 11 facilities, of which 7 are subleased to DeVry University and/or Carrington College (a business formerly owned by Adtalem). Adtalem remains the primary lessee on the 11 underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to four years.

Chamberlain

Chamberlain’s home office is located in Chicago, Illinois. Chamberlain currently operates 23 campuses in various U.S. locations, of which 3 are in Adtalem owned locations and 20 in leased facilities. Chamberlain’s total portfolio of academic and administrative operations comprise approximately 1.0 million square feet.

Walden

Walden’s home office is located in a leased facility in Columbia, Maryland utilizing approximately 90,000 square feet of office space. In addition, Walden has office space in Minneapolis, Minnesota utilizing approximately 10,000 square feet.

Medical and Veterinary

AUC

AUC’s nine-acre campus is located in St. Maarten. The campus is owned and includes approximately 240,000 square feet of academic, student-life, and student residence facilities. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, and recreational space facilities. The AUC campus is also supported by administrative staff located in office space in Miramar, Florida.

RUSM

RUSM’s campus is located in Barbados and is comprised of approximately 450,000 square feet of leased facilities. Educational facilities include 102,000 square feet of classrooms, labs for anatomy and radiology imaging, simulation, physiology and pathology, exam rooms, private and group study, and faculty and administrative space. A residential village includes 5,000 square feet of administrative student services space surrounded by shopping and recreational facilities and over 400 multi-bedroom student units totaling 367,000 square feet. The RUSM campus is also supported by administrative staff located in office space in Miramar, Florida.

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

Home Office

Adtalem’s home office staff is located in a leased facility in Chicago, Illinois utilizing approximately 84,000 square feet of office space.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows, along with each executive officer’s position, age, and business experience as of the date of this filing:

Name and Current Position	Age	Business Experience
Stephen W. Beard President and Chief Executive Officer	51

Mr. Beard joined Adtalem in February 2018 as Senior Vice President, Secretary and General Counsel. In January 2019, Mr. Beard was appointed Chief Operating Officer and General Counsel. In February 2020, Mr. Beard assumed responsibilities for our former Financial Services segment and was relieved of his General Counsel responsibilities. In September 2021, Mr. Beard was appointed Adtalem’s President and Chief Executive Officer. Prior to joining Adtalem, Mr. Beard held a variety of leadership roles at Heidrick & Struggles, International from 2003 through 2018 and was most recently Executive Vice President, Chief Administrative Officer and General Counsel.

James Bartholomew Senior Vice President, Chamberlain University and Institutional Shared Services	55

Mr. Bartholomew re-joined Adtalem in 2020 as President, Adtalem Medical. In 2021, Mr. Bartholomew was appointed Senior Vice President of integration and transformation and later in 2021 was appointed Senior Vice President, Chamberlain University and Institutional Shared Services. Prior to re-joining Adtalem, Mr. Bartholomew served as President and CEO of DeVry University, Inc. from 2017 through 2020 and their Chief Operating Officer from 2014 through 2017. Previously, Mr. Bartholomew was President at Le Cordon Bleu in 2013 and served in a variety of leadership roles at Universal Technical Institute from 2010 through 2012.

Douglas G. Beck Senior Vice President, General Counsel and Corporate Secretary	55

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

Michael Betz President, Walden University	49

Mr. Betz joined Adtalem in May 2022 as President of Walden University. Prior to joining Adtalem, Mr. Betz served in a variety of leadership roles at McKinsey & Co. from 2017 through 2022 where he most recently served as partner and was a leader in McKinsey’s higher education and growth transformation practices.

Name and Current Position	Age	Business Experience
Dr. Karen Cox President, Chamberlain University	62

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

John Danaher President, Medical and Veterinary	63

Mr. Danaher joined Adtalem in August 2021 as President, Medical and Veterinary. Prior to joining Adtalem, Mr. Danaher served as President, Global Clinical Solutions at Elsevier from 2017 through 2021. Prior to that role, Mr. Danaher was President, Education from 2013 through 2017.

Manjunath Gangadharan Vice President, Chief Accounting Officer	40

Mr. Gangadharan joined Adtalem in April 2022 as Vice President, Chief Accounting Officer. Prior to joining Adtalem, Mr. Gangadharan served as Vice President, Corporate Controller at Culligan International since April 2021. Previously, Mr. Gangadharan served as the Chief Accounting Officer at Groupon Inc. since February 2020 and prior to that served in various leadership roles at Groupon including as Senior Director, North America Controller and Head of Global Payroll and Shared Services from May 2019 to February 2020; Director of Corporate Accounting from April 2018 to May 2019; and International Goods Controller from December 2016 to April 2018.

Maurice Herrera Senior Vice President, Chief Marketing Officer	52

Mr. Herrera joined Adtalem in October 2021 as Senior Vice President, Chief Marketing Officer. Prior to joining Adtalem, Mr. Herrera served as Senior Vice President, Americas Chief Marketing Officer at Avis Budget from 2018 through 2021. Previously, Mr. Herrera served as Senior Vice President, Head of Marketing at Weight Watchers from 2014 through 2018.

Cheryl James Senior Vice President, Chief Human Resources Officer	59

Ms. James joined Adtalem in February 2022 as Senior Vice President, Chief Human Resources Officer. Prior to joining Adtalem, Ms. James served as Chief Human Resources Officer at Hillrom from 2020 through 2022. Prior to that role, Ms. James was VP, HR, Global Surgical Solutions, APAC & Corporate Functions from 2019 through 2020 and VP, HR, International & Corporate Functions from 2015 through 2015 through 2019.

Robert J. Phelan Senior Vice President, Chief Financial Officer	57

Mr. Phelan joined Adtalem in February 2020 as Vice President, Chief Accounting Officer. Effective April 24, 2021, Mr. Phelan served as Interim Chief Financial Officer and was appointed Senior Vice President, Chief Financial Officer in October 2021. Prior to joining Adtalem, Mr. Phelan served as Senior Vice President, Finance - Corporate Controller / Risk Management / Asset Protection at Sears Holdings Corporation (“Sears”), the parent company of Kmart Holdings Corporation and Sears, Roebuck and Co., an integrated retailer with a national network of stores, since June 2018. Previously, Mr. Phelan was the Senior Vice President, Finance - Treasurer & Chief Audit Executive at Sears from July 2016 through May 2018. Mr. Phelan also served as Senior Vice President and President – Inventory & Space Management at Sears from September 2007 through June 2016.

Name and Current Position	Age	Business Experience
Steven Tom Senior Vice President, Chief Customer Officer	41

Mr. Tom joined Adtalem in August 2021 as Senior Vice President, Chief Customer Officer when Adtalem acquired Walden University from Laureate Education. Prior to joining Adtalem, Mr. Tom served as Chief Transformation Officer and Senior Vice President, Student Experience at Walden University from 2018 through 2021, leading digital transformation, student experience, information technology, analytics, data science, and student support. Prior to that role, Mr. Tom was Vice President at Laureate Education leading technology innovation and digital experience from 2016 through 2018. Previously, Mr. Tom served as Senior Vice President of Analytics, Innovation and Learning at TESSCO Technologies from 2011 through 2016.

Evan Trent Senior Vice President, Chief Strategy and Transformation Officer	43

Mr. Trent joined Adtalem in August 2019 as Vice President, Strategy and Corporate Development. In July 2022, Mr. Trent was appointed Senior Vice President, Chief Strategy and Transformation Officer. Prior to joining Adtalem, Mr. Trent served as Chief Operating Officer at HBR Consulting from 2018 through 2019. Previously, Mr. Trent served as Vice President, Strategy and Corporate Development at Heidrick & Struggles from 2014 through 2018.

Lisa W. Wardell Executive Chairman of the Board	52

Ms. Wardell joined Adtalem in May 2016 as President and Chief Executive Officer and was appointed Chairman of the Board in July 2019. Ms. Wardell has served on the Adtalem Board of Directors since 2008 and previously chaired the audit and finance committee. On September 8, 2021, Mr. Beard succeeded Ms. Wardell as Adtalem’s Chief Executive Officer and Ms. Wardell currently serves as Executive Chairman of the Board for a one-year term. Prior to joining Adtalem, Ms. Wardell was Executive Vice President and Chief Operating Officer of The RLJ Companies from 2004 through 2016.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Adtalem’s common stock is listed on the New York Stock Exchange and Chicago Stock Exchange under the symbol “ATGE.” The stock transfer agent and registrar for Adtalem’s common stock is Computershare Investor Services, L.L.C.

Security Holders

There were 282 current holders of record of Adtalem’s common stock as of August 4, 2022. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, Adtalem’s 401(k) Retirement Plan, and its Colleague Stock Purchase Plan.

Dividends

Adtalem did not pay any dividends in fiscal year 2021 or 2022. Adtalem does not expect to pay any cash dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Adtalem Board of Directors (the “Board”) and will be dependent on projections of future earnings, cash flow, financial requirements of Adtalem, and other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following information describes Adtalem’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 - April 30, 2022	—	$—	—	$300,000,000
May 1, 2022 - May 31, 2022	—	—	—	300,000,000
June 1, 2022 - June 30, 2022	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
(1)	On November 8, 2018, we announced that the Board authorized the eleventh share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. On March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock under which 4,709,576 shares were initially delivered. See Note 15 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs, including the ASR agreement.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	NA	NA
May 1, 2022 - May 31, 2022	1,227	29.39	NA	NA
June 1, 2022 - June 30, 2022	2,226	31.69	NA	NA
Total	3,453	$30.87	NA	NA
(1)	Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

Performance Graph

The following graph compares the cumulative total returns of Adtalem’s common stock, the NYSE Composite Index (U.S. Companies), the New Peer Group (as defined below), and the Old Peer Group (as defined below) for the period from June 30, 2017 through June 30, 2022, assuming an investment of $100 in each on June 30, 2017 and also assumes the reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock performance. The following graph is not “soliciting material,” is not deemed filed with the Securities and Exchange

Commission, and is not incorporated by reference in any of our filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the data of this Form 10-K and irrespective of any general incorporation language in any such filing.

Comparison of Five-Year Cumulative Total Return

Among Adtalem Global Education Inc., NYSE Composite Index, and a Peer Group

	June 30,
	2017	2018	2019	2020	2021	2022
Adtalem Global Education Inc.	100	127	119	82	94	95
NYSE Composite Index (U.S. Companies)	100	109	117	110	156	140
New Peer Group (1)	100	116	131	95	99	104
Old Peer Group (1)	100	126	148	137	153	101

Source data: Zacks Investment Research

(1) The self-determined “New Peer Group” consists of the following companies selected on the basis of similarity in nature of their businesses: American Public Education, Inc., Graham Holdings Company, Grand Canyon Education, Inc., Laureate Education, Inc., Perdoceo Education Corporation (formerly known as Career Education Corporation), and Strategic Education, Inc. (formerly known as Strayer Education, Inc.). The “Old Peer Group” consists of the following companies: American Public Education, Inc., Chegg Inc., Graham Holdings Company, Grand Canyon Education, Inc., Laureate Education, Inc., Perdoceo Education Corporation (formerly known as Career Education Corporation), and Strategic Education, Inc. (formerly known as Strayer Education, Inc.). We removed Chegg Inc. from our peer group due to Adtalem exiting similar markets served by Chegg Inc as a result of our recent divestitures.

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

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine, were classified as discontinued operations and assets held for sale. In accordance with GAAP we have classified the ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. On March 10, 2022, we completed the sale of ACAMS, Becker, and OCL and on June 17, 2022, we completed the sale of EduPristine. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discontinued operations information.

We present three reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing and health professions postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”).

Walden – Offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. This segment includes the operations of Walden University (“Walden”), which was acquired by Adtalem on August 12, 2021. See Note 3 “Acquisitions” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the acquisition.

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

Certain expenses previously allocated to ACAMS, Becker, OCL, and EduPristine within our former Financial Services segment during fiscal year 2020, fiscal year 2021, and the first quarter of fiscal year 2022 have been reclassified to Home Office and Other based on discontinued operations reporting guidance regarding allocation of corporate overhead. Beginning in the second quarter of fiscal year 2022, these costs are being allocated to the Chamberlain, Walden, and Medical and Veterinary segments.

Walden University Acquisition

On August 12, 2021, Adtalem completed the acquisition of all the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company, from Laureate Education, Inc. (“Laureate” or “Seller”) in exchange for a purchase price of $1.5 billion in cash (the “Acquisition”). See the “Liquidity and Capital Resources” section of this MD&A for a discussion on the financing used to fund the Acquisition. The risks and uncertainties related to the Acquisition are described in Item 1A. “Risk Factors.”

Fiscal Year 2022 Highlights

Financial and operational highlights for fiscal year 2022 include:

●	Adtalem revenue grew $480.2 million, or 53.0%, in fiscal year 2022 compared to the prior year. Excluding the effect of the Walden acquisition, Adtalem revenue declined $5.2 million, or 0.6%, in fiscal year 2022 compared to the prior year. Chamberlain saw a decline in revenue and Medical and Veterinary saw an increase in revenue.
●	Net income attributable to Adtalem of $317.7 million ($6.57 diluted earnings per share) increased $240.8 million ($5.08 diluted earnings per share) in fiscal year 2022 compared to net income attributable to Adtalem of $76.9 million in the prior year. This increase was primarily driven by the gain on the disposal of Financial Services, partially offset by increased interest expense. Net income from continuing operations excluding special items of $158.2 million ($3.24 diluted earnings per share) increased $38.9 million ($0.93 diluted earnings per share), or 32.6%, in fiscal year 2022 compared to the prior year. This increase was driven principally by the addition of Walden operations, partially offset by increased interest expense.
●	For the May 2022 session, total student enrollment at Chamberlain decreased 5.8% compared to the same session last year. Chamberlain experienced declining enrollment in several programs, with the most pronounced being in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program.
●	On August 12, 2021, Adtalem completed its acquisition of Walden. As of June 30, 2022, total student enrollment at Walden was 39,470 students. Total enrollment decreased 9.5% compared to June 30, 2021. (Prior year figures are as calculated in the prior year by Walden while controlled by Laureate — these figures are used for comparative purposes only.)
●	For the May 2022 semester, total student enrollment at the medical and veterinary schools increased 3.5% compared to the same semester last year.
●	On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Adtalem received $962.7 million, net of cash of $21.5 million, in sale proceeds.
●	On March 11, 2022, we made a prepayment of $396.7 million on our Term Loan B debt. On April 11, 2022, we repaid $373.3 of our 5.50% Senior Secured Notes due 2028 (the “Notes”), for cash at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes.

●	On March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock. The final settlement of the ASR agreement is expected to be completed no later than during the second quarter of fiscal year 2023 in accordance with the contractual completion date.
●	On March 1, 2022, we announced that the Board of Directors (the “Board”) authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. No repurchases were made under this program during fiscal year 2022.

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

Results of Operations

Management believes the decreased enrollments at Chamberlain and Walden, and to a lesser extent at Medical and Veterinary, are partially driven by disruptions in the nursing and healthcare markets caused by COVID-19. The amount of revenue, operating income, and earnings per share losses in fiscal year 2022 driven by this disruption are not quantifiable. Management anticipates COVID-19 will continue to negatively affect consolidated revenue, operating income, and earnings per share during fiscal year 2023 and beyond or for as long as the pandemic and the various surges continue. In fiscal year 2022, we experienced higher variable expenses associated with bringing students back to campus and providing a safe environment in the context of COVID-19 as in-person instruction continues at Chamberlain and the medical and veterinary schools. These higher variable expenses are expenses incurred in the normal course of on campus operations and will not be categorized as COVID-19 expenses. COVID-19 effects on fiscal year 2022 and 2021 results of operations of the Adtalem institutions are described below.

●Chamberlain: Approximately 30% of Chamberlain’s students are based at campus locations and pursuing their Bachelor of Science in Nursing (“BSN”) degree; at the onset of the COVID-19 outbreak, all campus-based students transitioned to online learning for didactic and select clinical experiences. The remaining 70% of Chamberlain’s students are enrolled in online programs that may or may not have clinical components and those programs continued to successfully operate. Students and employees have returned to all Chamberlain campuses for onsite instruction. Management believes that COVID-19 disruptions in the healthcare industry may have driven the enrollment decisions of potential students in the fiscal year 2022 sessions; however, the resulting revenue losses specific to COVID-19 are not quantifiable. COVID-19 did not result in significantly increased costs at Chamberlain in fiscal year 2022 and 2021. The extent of the impact in fiscal year 2023 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences. Chamberlain has clinical partnerships with healthcare facilities across the U.S., minimizing the risk of suspension of all onsite clinical education experiences.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law on March 27, 2020. It provided funding for higher education, which included emergency grants, known as Higher Education Emergency Relief Fund (“HEERF”) I, for students who experienced an unexpected expense or hardship as a result of the disruption of campus operations due to COVID-19. In June 2020, Chamberlain received a total of $8.0 million in HEERF I grant funding, for which distribution to eligible students commenced on July 7, 2020. The Consolidated Appropriations Act, 2021 (the “Appropriations Act”) became law on December 27, 2020. The Appropriations Act includes the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 and is referred to as HEERF II. In February 2021, Chamberlain was awarded $7.1 million in HEERF II grant funding, all of which was disbursed to students in fiscal year 2021. The American Rescue Plan Act of 2021 (the “Rescue Act”) became law on March 11, 2021 and authorized additional grant funds for students, known as HEERF III. Chamberlain was allocated $4.6 million in HEERF III grant funds that are dedicated solely to students who meet the institution’s eligibility criteria and which were disbursed to students in July 2021. HEERF I, II, and III funds have been a one-time emergency student financial aid resource associated with the COVID-19 pandemic and recovery, and thus are not anticipated to be renewed in the future. All of the funds received under HEERF I, II, and III were redistributed to eligible students who demonstrated exceptional need. As a result, these funds were recorded as zero net revenue in their respective periods and, thus, did not have a significant effect on the results of operations, financial position, or cash flows of Adtalem in fiscal year 2022, 2021, and 2020.

●Walden: All of Walden’s students are enrolled in online programs and these programs have continued to successfully operate throughout the COVID-19 pandemic. Management believes that COVID-19 disruptions in the healthcare industry may have driven the enrollment decisions of potential students in fiscal year 2022; however, the resulting revenue losses specific to COVID-19 are not quantifiable. COVID-19 did not result in increased costs at Walden in fiscal year 2022. The extent of the impact in fiscal year 2023 and beyond will be determined based on the length and severity of the effects of COVID-19 and the efficacy and distribution of the vaccines.
●AUC and RUSM: Medical students enrolled in the basic science portion of their program transitioned to online learning at the onset of the COVID-19 outbreak. Many students left St. Maarten and Barbados to continue their studies remotely from other locations. AUC and RUSM were able to provide remote learning and have students remain eligible for U.S. federal financial aid assistance under a waiver provided by the U.S. Secretary of Education that was included in the CARES Act signed into law in March 2020. The waiver was dependent upon the host country’s coronavirus state of emergency declaration. The nation of St. Maarten lifted their declaration in June 2020, and as a result, AUC’s ability to offer distance education ended after the September 2020 semester, requiring all AUC students to return to St. Maarten for basic science instruction effective January 2021. A limited number of RUSM students began returning to Barbados in January and May 2021 with a full return occurring for the September 2021 semester. The Appropriations Act was signed into law in December 2020, and corrected technical errors in the CARES Act, which clarified the authority to operate via distance learning due to a declaration of an emergency in an applicable country or a qualifying emergency in the U.S. This section also extended these flexibilities through the end of the qualifying emergency or June 30, 2022, whichever was later. The Appropriations Act provided Adtalem’s foreign institutions the ability to continue distance education without disruption to their students’ Title IV federal financial aid. Management believes uncertainties caused by COVID-19 may have driven the enrollment decisions of potential and current students; however, COVID-19 did not result in significant or quantifiable revenue losses or increased costs within the basic science programs at the medical schools in fiscal year 2022 and 2021, except with respect to housing operations in fiscal year 2021, as discussed below. COVID-19 will likely continue to have a minimal impact on basic science program revenue in fiscal year 2023, unless significant numbers of students choose to not continue or start their studies during this time of uncertainty. The extent of the impact in fiscal year 2023 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences. Students who have completed their basic science education progress to clinical rotations in the U.S. and the U.K. Clinical rotations for all students were temporarily suspended in March 2020; however, some students were able to participate in online clinical elective courses during this transition period and beyond. The COVID-19 surge experienced during the winter in fiscal year 2021 across the U.S. caused many partner hospitals to again reduce the hours available for clinical experiences. As a result, although many students were able to resume their clinical education during the second quarter of fiscal year 2021, management estimates that not being able to offer a full clinical program reduced combined revenue of AUC and RUSM by approximately $21 million and operating income losses by approximately $14 million in fiscal year 2021. As of June 2021, all clinical partners of AUC and RUSM resumed their clinical programs. As a result, COVID-19 did not result in any lost clinical revenue in fiscal year 2022. Should future surges in COVID-19 again restrict the number of clinical hours available to our students, we could experience negative effects on revenue and operating income in fiscal year 2023 and beyond. Adtalem has clinical partnerships with hospitals across the U.S. and the U.K., minimizing the risk of suspension of all onsite clinical education experiences. In addition to the loss of clinical revenue and operating income at AUC and RUSM, management estimates losses of housing and student transportation revenue of approximately $13 million and operating income of approximately $10 million in fiscal year 2021 due to students not returning to the St. Maarten and Barbados campuses. All students were allowed back on the two campuses in the first quarter of fiscal year 2022, and therefore, COVID-19 did not result in significant lost housing and student transportation revenue in fiscal year 2022.
●RUSVM: All basic science veterinary students transitioned to online learning beginning in March 2020. Many students left St. Kitts in March 2020 to continue their studies remotely from other locations. As of May 2021, all basic science students returned to St. Kitts where lectures continue to be delivered both in-person and remotely with labs delivered in-person. COVID-19 did not result in significant revenue losses or increased costs within the basic science program in fiscal year 2022 and 2021. We do not expect a significant impact from COVID-19 on the basic science program in fiscal year 2023, unless students choose to not continue or start their studies during this time of uncertainty. RUSVM continued to provide remote learning during the pandemic and students remained eligible for U.S. federal financial aid assistance under a waiver provided by the CARES Act and the Appropriations Act. The Appropriations Act extended through the end of the qualifying emergency or June 30, 2022, whichever was later, as described above. Students who have completed their basic science education progress to clinical rotations at select universities in the U.S., Canada, Australia, Ireland, New Zealand, and the U.K. A few universities initially suspended onsite clinical experiences and transitioned students to online education. All universities have since resumed onsite clinical courses. The initial suspensions did not significantly reduce revenue or operating income in fiscal year 2022 and 2021. While we do not expect a significant impact from COVID-19 at RUSVM, the extent of the impact on clinical experiences in fiscal year 2023 and beyond will be determined based on the length and severity of the effects of COVID-19, the efficacy and distribution of the vaccines, and whether any pandemic surge affects healthcare facilities’ ability to continue to provide clinical experiences.
●Administrative Operations: Remote and hybrid work arrangements continue in both the U.S. and at foreign locations, and employees have begun to return to the office. The remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have been lower than historical levels, we would expect these costs to increase as the effects of COVID-19 continue to dissipate. No significant home office costs related to COVID-19 were incurred in fiscal year 2022 and 2021, and no such costs are anticipated in fiscal year 2023 and beyond.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of June 30, 2022, none of the effects are considered significant enough to create an impairment triggering event during fiscal year 2022. In addition, our annual impairment assessment performed as of May 31, 2022 did not identify any impairments. While management has considered the effects of the COVID-19 pandemic in evaluating the existence of an impairment triggering event, it is possible that effects to revenue and cash flows will be more significant than currently expected if the effects of the COVID-19 pandemic and measures established to combat the virus become more severe and restrictive and continue for an extended period of time. Should economic conditions deteriorate beyond expectations in fiscal year 2023, an impairment triggering event could arise and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash and cash equivalents balance as of June 30, 2022 was $347.0 million. Adtalem generated $163.8 million in operating cash flow from continuing operations in fiscal year 2022. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $316.0 million as of June 30, 2022. On July 14, 2022, the $84.0 million letter of credit under our Credit Facility (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) was released due to Adtalem executing a surety-backed letter of credit. Therefore, the amount undrawn under the Credit Facility was $400.0 million as of the filing date of this Annual Report on Form10-K. Management currently projects that COVID-19 will continue to have an effect on operations; however, we believe the current balances of cash, cash generated from operations, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future. See further discussion on the new financing executed to close the Acquisition in the section of this MD&A titled “Liquidity and Capital Resources.”

Results of Operations

The following table presents selected Consolidated Statements of Income (Loss) data as a percentage of revenue:

	Year Ended June 30,
	2022	2021	2020
Revenue	100.0%	100.0%	100.0%
Cost of educational services	47.6%	50.5%	52.8%
Student services and administrative expense	41.0%	32.3%	32.4%
Restructuring expense	1.8%	0.8%	2.7%
Business acquisition and integration expense	3.8%	3.5%	0.0%
Gain on sale of assets	0.0%	0.0%	(0.6)%
Total operating cost and expense	94.2%	87.0%	87.3%
Operating income	5.8%	13.0%	12.7%
Net other (expense) income	(9.0)%	(3.8)%	11.0%
(Loss) income from continuing operations before income taxes	(3.2)%	9.2%	23.7%
Benefit from (provision for) income taxes	1.1%	(1.4)%	1.7%
(Loss) income from continuing operations	(2.2)%	7.8%	25.4%
Income (loss) from discontinued operations, net of tax	25.1%	0.7%	(35.3)%
Net income (loss)	22.9%	8.4%	(9.9)%
Net loss attributable to redeemable noncontrolling interest from discontinued operations	0.0%	0.0%	0.1%
Net income (loss) attributable to Adtalem	22.9%	8.5%	(9.8)%

Fiscal Year Ended June 30, 2022 vs. Fiscal Year Ended June 30, 2021

Revenue

The following table presents revenue by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2021 as reported	$563,814	$—	$343,087	$906,901
Organic (decline) growth	(6,278)	—	1,106	(5,172)
Effect of acquisitions	—	485,393	—	485,393
Fiscal year 2022 as reported	$557,536	$485,393	$344,193	$1,387,122

Fiscal year 2022 % change:
Organic (decline) growth	(1.1)%	NM	0.3%	(0.6)%
Effect of acquisitions	—	NM	—	53.5%
Fiscal year 2022 % change as reported	(1.1)%	NM	0.3%	53.0%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2022
Session	July 2021	Sept. 2021	Nov. 2021	Jan. 2022	Mar. 2022	May 2022
Total students	32,729	34,539	33,648	34,141	34,158	32,891
% change from prior year	1.6%	(2.8)%	(2.1)%	(4.5)%	(4.3)%	(5.8)%

	Fiscal Year 2021
Session	July 2020	Sept. 2020	Nov. 2020	Jan. 2021	Mar. 2021	May 2021
Total students	32,198	35,525	34,387	35,750	35,702	34,930
% change from prior year	12.2%	11.9%	10.2%	5.6%	5.8%	4.6%

Chamberlain revenue decreased 1.1%, or $6.3 million, to $557.5 million in fiscal year 2022 compared to the prior year, driven by declining total enrollments in the September 2021 through May 2022 sessions compared to the same sessions from the prior year. Management believes that a decrease in total student enrollment in several programs, with the most pronounced being in the RN-to-BSN online degree program, may partially be driven by prolonged COVID-19 disruptions in the healthcare industry. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic and its aftermath continue to stress healthcare professionals.

Chamberlain currently operates 23 campuses in 15 states, including Chamberlain’s newest campus in Irwindale, California, which began instruction in May 2021.

Tuition Rates:

Tuition for the BSN onsite and online degree program ranges from $675 to $699 per credit hour. Tuition for the RN-to-BSN online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $775 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. All of these tuition rates are unchanged from the prior year, except for the BSN rates which were $675 to $730 per credit hour in the prior year. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the Chamberlain academic catalog.

Walden

Walden Student Enrollment:

	Fiscal Year 2022
	September 30,	December 31,	March 31,	June 30,
Period	2021	2021	2022	2022
Total students	44,886	41,158	42,788	39,470

Walden total student enrollment represents those students attending instructional sessions as of September 30, 2021, December 31, 2021, March 31, 2022, and June 30, 2022. Walden revenue was $485.4 million in fiscal year 2022, which includes the deferred revenue purchase accounting adjustment of $8.6 million. There was no comparable revenue in the prior year as Adtalem acquired Walden on August 12, 2021. Management believes that the decrease in total enrollment compared to the previous year may partially be driven by prolonged COVID-19 disruptions in the healthcare industry and the negative publicity surrounding the now concluded U.S. Department of Justice inquiry into potential false representations and false advertising to students. This inquiry ultimately concluded favorably, with no findings of misconduct by Walden. In addition, the uncertainty from potential students around the change in control and the Walden acquisition may have negatively affected enrollment. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic and its aftermath continue to stress healthcare professionals.

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

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2022
Semester	Sept. 2021	Jan. 2022	May 2022
Total students	5,449	5,228	5,304
% change from prior year	(6.9)%	(1.2)%	3.5%

	Fiscal Year 2021
Semester	Sept. 2020	Jan. 2021	May 2021
Total students	5,850	5,292	5,126
% change from prior year	4.3%	(6.2)%	(1.2)%

Medical and Veterinary revenue increased 0.3%, or $1.1 million, to $344.2 million in fiscal year 2022 compared to the prior year, driven by increased clinical revenue and housing revenue at RUSM, partially offset by lower enrollment.

In the September 2021 semester, total student enrollment increased at AUC but declined at RUSM and RUSVM. In the January 2022 and May 2022 semesters, total student enrollment increased at AUC and RUSM but declined at RUSVM. Previous declines in total student enrollment at RUSM were partially driven by the inability to offer clinical experiences to all students caused by an increase in students waiting to pass their USMLE Step 1 exam. If a student has not yet started in a clinical program, is not eligible to be enrolled in a clinical program, or not participating in other educational experiences, they are not included in the enrollment count for that semester. In the January 2022 and May 2022 semesters, this clinical backlog continued to decrease and is expected to be less of a negative factor in enrollment totals going forward. Management believes increased competition for students and hesitancy on participating in on campus instruction were drivers of lower total student enrollment in the basic science programs at RUSM and RUSVM. Management is executing its plan to differentiate the medical and veterinary schools from the competition, with a core goal of increasing international students, increasing affiliations with historically black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing and enrollment investments.

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

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$252,422	$—	$203,363	$2,120	$457,905
Cost increase (decrease)	2,346	—	(1,035)	(2,120)	(809)
Effect of acquisitions	—	202,680	—	—	202,680
Fiscal year 2022 as reported	$254,768	$202,680	$202,328	$—	$659,776

Fiscal year 2022 % change:
Cost increase (decrease)	0.9%	NM	(0.5)%	NM	(0.2)%
Effect of acquisitions	—	NM	—	NM	44.3%
Fiscal year 2022 % change as reported	0.9%	NM	(0.5)%	NM	44.1%

Cost of educational services increased 44.1%, or $201.9 million, to $659.8 million in fiscal year 2022 compared to the prior year. Excluding the effect of the Walden acquisition, cost of educational services decreased 0.2%, or $0.8 million, in fiscal year 2022 compared to the prior year. Decreased costs excluding Walden in fiscal year 2022 were primarily driven by cost reduction efforts across all institutions, partially offset by return to campus cost increases at Chamberlain.

As a percentage of revenue, cost of educational services was 47.6% in fiscal year 2022 compared to 50.5% in the prior year. The decrease in the percentage was primarily the result of the influence of Walden’s higher gross margins. Walden’s fully online operating model results in lower comparable cost of educational services.

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

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$182,540	$—	$71,874	$38,068	$292,482
Cost decrease	(7,024)	—	(4,438)	(1,976)	(13,438)
Effect of acquisitions excluding special items	—	185,543	—	—	185,543
Walden intangible amortization expense	—	97,274	—	—	97,274
CEO transition costs	—	—	—	6,195	6,195
Fiscal year 2022 as reported	$175,516	$282,817	$67,436	$42,287	$568,056

Fiscal year 2022 % change:
Cost decrease	(3.8)%	NM	(6.2)%	NM	(4.6)%
Effect of acquisitions excluding special items	—	NM	—	NM	63.4%
Effect of Walden intangible amortization expense	—	NM	—	NM	33.3%
Effect of CEO transition costs	—	NM	—	NM	2.1%
Fiscal year 2022 % change as reported	(3.8)%	NM	(6.2)%	NM	94.2%

Student services and administrative expense increased 94.2%, or $275.6 million, to $568.1 million in fiscal year 2022 compared to the prior year. Excluding the effect of the Walden acquisition and CEO transition costs, student services and administrative expense decreased 4.6%, or $13.4 million, in fiscal year 2022 compared to the prior year. Decreased costs excluding Walden in fiscal year 2022 were primarily driven by cost reduction efforts across all institutions and home office.

As a percentage of revenue, student services and administrative expense was 41.0% in fiscal year 2022 compared to 32.3% in the prior year. The increase in the percentage was primarily the result of an increase in Chamberlain and Medical and Veterinary marketing expense, Walden intangible amortization expense, and CEO transition costs.

Restructuring Expense

Restructuring expense in fiscal year 2022 was $25.6 million compared to $6.9 million in the prior year. The increased restructure expense in fiscal year 2022 was primarily driven by workforce reductions and contract terminations related to synergy actions with regard to the Walden acquisition and Medical and Veterinary and Adtalem’s home office real estate consolidations. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on restructuring charges.

We continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities and have begun implementing additional restructuring plans to achieve synergies after the Walden acquisition. These restructuring costs are expected to continue into fiscal year 2023.

Business Acquisition and Integration Expense

Business acquisition and integration expense in fiscal year 2022 was $53.2 million compared to $31.6 million in the prior year. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. We expect to incur additional integration costs in fiscal year 2023.

Operating Income

The following table presents operating income by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021 as reported	$128,851	$—	$67,852	$(78,651)	$118,052
Organic change	(1,599)	—	6,576	4,097	9,074
Effect of acquisitions excluding special items	—	105,732	—	—	105,732
Deferred revenue adjustment change	—	(8,561)	—	—	(8,561)
CEO transition costs change	—	—	—	(6,195)	(6,195)
Restructuring expense change	(2,838)	(4,053)	(9,791)	(2,077)	(18,759)
Business acquisition and integration expense change	—	—	—	(21,605)	(21,605)
Walden intangible amortization expense change	—	(97,274)	—	—	(97,274)
Fiscal year 2022 as reported	$124,414	$(4,156)	$64,637	$(104,431)	$80,464

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2022	2021	$	%
Chamberlain:
Operating income (GAAP)	$124,414	$128,851	$(4,437)	(3.4)%
Restructuring expense	2,838	—	2,838
Operating income excluding special items (non-GAAP)	$127,252	$128,851	$(1,599)	(1.2)%

Walden:
Operating loss (GAAP)	$(4,156)	$—	$(4,156)	NM
Deferred revenue adjustment	8,561	—	8,561
Restructuring expense	4,053	—	4,053
Walden intangible amortization expense	97,274	—	97,274
Operating income excluding special items (non-GAAP)	$105,732	$—	$105,732	NM

Medical and Veterinary:
Operating income (GAAP)	$64,637	$67,852	$(3,215)	(4.7)%
Restructuring expense	9,791	—	9,791
Operating income excluding special items (non-GAAP)	$74,428	$67,852	$6,576	9.7%

Home Office and Other:
Operating loss (GAAP)	$(104,431)	$(78,651)	$(25,780)	(32.8)%
CEO transition costs	6,195	—	6,195
Restructuring expense	8,946	6,869	2,077
Business acquisition and integration expense	53,198	31,593	21,605
Operating loss excluding special items (non-GAAP)	$(36,092)	$(40,189)	$4,097	10.2%

Adtalem Global Education:
Operating income (GAAP)	$80,464	$118,052	$(37,588)	(31.8)%
Deferred revenue adjustment	8,561	—	8,561
CEO transition costs	6,195	—	6,195
Restructuring expense	25,628	6,869	18,759
Business acquisition and integration expense	53,198	31,593	21,605
Walden intangible amortization expense	97,274	—	97,274
Operating income excluding special items (non-GAAP)	$271,320	$156,514	$114,806	73.4%

Total consolidated operating income decreased 31.8%, or $37.6 million, to $80.5 million in fiscal year 2022 compared to the prior year. Excluding the effect of the Walden acquisition, total consolidated operating income decreased $33.4 million in fiscal year 2022 compared to the prior year. The primary drivers of the operating income decrease in fiscal year 2022 were decreased revenue at Chamberlain, increased costs at Chamberlain and Medical and Veterinary for return to campus, increased marketing expense at Chamberlain and Medical and Veterinary, CEO transition costs, increased restructuring costs, and increased business acquisition and integration costs.

Consolidated operating income excluding special items increased 73.4%, or $114.8 million, in fiscal year 2022 compared to the prior year. The primary driver of the operating income excluding special items increase was the addition of operating income excluding special items from Walden.

Chamberlain

Chamberlain operating income decreased 3.4%, or $4.4 million, to $124.4 million in fiscal year 2022 compared to the prior year. Segment operating income excluding special items decreased 1.2%, or $1.6 million, in fiscal year 2022 compared to the prior year. Cost reduction efforts and a decrease in employee benefit costs were offset with a decrease in revenue, increased costs for return to campus, and increased marketing expense.

Walden

Walden operating loss was $4.2 million in fiscal year 2022, which was impacted by intangible amortization expense and the deferred revenue purchase accounting adjustments. Segment operating income excluding special items was $105.7 million in fiscal year 2022. There was no comparable operating income in the prior year as Adtalem acquired Walden on August 12, 2021.

Medical and Veterinary

Medical and Veterinary operating income decreased 4.7%, or $3.2 million, to $64.6 million in fiscal year 2022 compared to the prior year. Segment operating income excluding special items increased 9.7%, or $6.6 million, in fiscal year 2022 compared to the prior year. The primary drivers of the increase in operating income excluding special items were cost reduction efforts and decreased employee benefit costs.

Net Other (Expense) Income

Net other expense in fiscal year 2022 was $125.5 million compared to $34.6 million in the prior year. The increase in net other expense was primarily the result of increased borrowings (as discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) to finance the Walden acquisition and write-offs of debt discount and issuance costs as a result of debt prepayments.

Benefit from (Provision for) Income Taxes

Our effective income tax rate (“ETR”) from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, changes in valuation allowances, liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards. Additionally, our ETR is impacted by the provisions from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which primarily includes a tax on global intangible low-taxed income (“GILTI”), and a limitation of tax benefits on certain executive compensation. The impact of the Tax Act may be revised in future periods as we obtain additional data and consider any new regulations or guidance that may be released.

Our income tax benefit from continuing operations was $15.2 million in fiscal year 2022 and our income tax expense from continuing operations was $13.1 million in fiscal year 2021. The fiscal year 2022 income tax benefit is the result of the loss incurred in fiscal year 2022. The effective tax rate includes a tax benefit of $1.7 million from a loss for certain uncollectible subsidiary receivables as well as a benefit of $1.2 million to adjust deferred state tax balances for the acquisition of Walden and the sale of ACAMS, Becker, and OCL, offset by $3.0 million for limitations on deductions for executive compensation.

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

Net income from discontinued operations for the year ended June 30, 2022 was $347.5 million. This income consisted of the following: (i) loss of $0.4 million driven by the operating results and divestiture costs related to ACAMS, Becker, OCL, and EduPristine, and ongoing litigation costs and settlements to the DeVry University divestiture; (ii) a gain on the sale of ACAMS, Becker, OCL, and EduPristine of $473.5 million; and (iii) a provision for income taxes of $125.6 million associated with the items listed above.

Net income from discontinued operations for the year ended June 30, 2021 was $6.1 million. This income consisted of the following: (i) income of $9.5 million driven by the operating results of ACAMS, Becker, OCL, and EduPristine and ongoing litigation costs and settlements related to the DeVry University divestiture and (ii) a provision for income taxes of $3.3 million associated with the items listed above.

Fiscal Year Ended June 30, 2021 vs. Fiscal Year Ended June 30, 2020

Revenue

The following table presents revenue by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2020 as reported	$511,655	$—	$354,772	$866,427
Organic growth (decline)	52,159	—	(11,685)	40,474
Fiscal year 2021 as reported	$563,814	$—	$343,087	$906,901

Fiscal year 2021 % change:
Organic growth (decline)	10.2%	N/A	(3.3)%	4.7%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2021
Session	July 2020	Sept. 2020	Nov. 2020	Jan. 2021	Mar. 2021	May 2021
Total students	32,198	35,525	34,387	35,750	35,702	34,930
% change from prior year	12.2%	11.9%	10.2%	5.6%	5.8%	4.6%

	Fiscal Year 2020
Session	July 2019	Sept. 2019	Nov. 2019	Jan. 2020	Mar. 2020	May 2020
Total students	28,691	31,736	31,215	33,850	33,748	33,407
% change from prior year	2.3%	1.4%	1.2%	4.6%	5.1%	8.2%

Chamberlain revenue increased 10.2%, or $52.2 million, to $563.8 million in fiscal year 2021 compared to fiscal year 2020, driven by increases in total student enrollment during each of the fiscal year 2021 enrollment sessions compared to the same session from fiscal year 2020 as well as select tuition and fee price increases. Chamberlain admitted its largest class of campus students in September 2020.

Tuition Rates (2021):

Tuition for the BSN onsite and online degree program ranged from $675 to $730 per credit hour. Tuition for the RN-to-BSN online degree program was $590 per credit hour. Tuition for the online MSN degree program was $650 per credit hour. Tuition for the online FNP degree program was $665 per credit hour. Tuition for the online DNP degree program was $775 per credit hour. Tuition for the online MPH degree program was $550 per credit hour. Tuition for the online MSW degree program was $695 per credit hour. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the Chamberlain academic catalog.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2021
Semester	Sept. 2020	Jan. 2021	May 2021
Total students	5,850	5,292	5,126
% change from prior year	4.3%	(6.2)%	(1.2)%

	Fiscal Year 2020
Semester	Sept. 2019	Jan. 2020	May 2020
Total students	5,608	5,643	5,186
% change from prior year	(4.7)%	1.7%	(0.7)%

Medical and Veterinary revenue decreased 3.3%, or $11.7 million, to $343.1 million in fiscal year 2021 compared to fiscal year 2020. The principal drivers of the decrease were an estimated loss of approximately $13 million in fiscal year 2021 in housing and student transportation revenue (compared to $4 million in fiscal year 2020), primarily at RUSM as basic science students were not on campus for the full year due to COVID-19 remote learning. COVID-19 related clinical revenue losses at AUC and RUSM were approximately $21 million in fiscal year 2021 (compared to $13 million in fiscal year 2020) driven by limitations at partner hospitals, which although not as severe as earlier in the pandemic, were reinstituted when COVID-19 cases surged across the U.S. during the winter in fiscal year 2021. These decreases were partially offset with student enrollment increases in the basic science programs at AUC and RUSVM.

In the September 2020 semester, total student enrollment increased at AUC, RUSM, and RUSVM. In the January 2021 and May 2021 semesters, total student enrollment increased at AUC and RUSVM but declined at RUSM. The declines in total student enrollment at RUSM for the January 2021 and May 2021 semesters were partially driven by the inability to offer clinical experiences to all students caused by the COVID-19 restrictions at partner hospitals and partially driven by an increase in students waiting to pass their USMLE Step 1 exam. In previous semesters during the COVID-19 pandemic, students were able to supplement their clinical experience with elective online courses; however, these electives are limited and most were completed. If a student has not yet started in a clinical program, is not eligible to be enrolled in a clinical program, or not participating in other educational experiences, they are not included in the enrollment count for that semester.

Tuition Rates (2021):

●	Effective for semesters beginning in September 2020, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program were $23,240 and $26,000, respectively, per semester. These tuition rates were unchanged from the prior academic year.
●	Effective for semesters beginning in September 2020, tuition rates for the beginning basic sciences and final clinical rotation portions of RUSM’s medical program were $24,170 and $26,676, respectively, per semester. These tuition rates were unchanged from the prior academic year.
●	For students who entered the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) is $20,873 per semester effective September 2020. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical and clinical curriculum were $19,387 and $24,339, respectively, per semester effective September 2020. All of these tuition rates were unchanged from the prior academic year.

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

	Year Ended June 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$238,912	$—	$216,211	$2,042	$457,165
Cost increase (reduction)	13,510	—	(12,848)	78	740
Fiscal year 2021 as reported	$252,422	$—	$203,363	$2,120	$457,905

Fiscal year 2021 % change:
Cost increase (reduction)	5.7%	N/A	(5.9)%	NM	0.2%

Cost of educational services increased 0.2%, or $0.7 million, to $457.9 million in fiscal year 2021 compared to fiscal year 2020. Cost increased in fiscal year 2021 primarily driven by increased costs at Chamberlain and the basic science programs at the medical and veterinary schools to support growth. This increase was partially offset by decreased bad debt expense of $3.4 million primarily related to the credit extension programs at the medical and veterinary schools, cost control initiatives across all institutions, and lower costs of approximately $10 million in fiscal year 2021 (compared to $3 million in fiscal year 2020) associated with campus closure, reduced clinical rotations, and lower services, including housing services.

As a percentage of revenue, cost of educational services was 50.5% in fiscal year 2021 compared to 52.8% in fiscal year 2020. The decrease in the percentage was primarily the result of the decreased bad debt expense related to the credit extension programs at the medical and veterinary schools.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, and general and administrative. The following table presents student services and administrative expense by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$173,090	$—	$70,470	$36,731	$280,291
Cost increase	9,450	—	1,404	1,337	12,191
Fiscal year 2021 as reported	$182,540	$—	$71,874	$38,068	$292,482

Fiscal year 2021 % change:
Cost increase	5.5%	N/A	2.0%	NM	4.3%

Student services and administrative expense increased 4.3%, or $12.2 million, to $292.5 million in fiscal year 2021 compared to fiscal year 2020, primarily driven by increased marketing expense and employee benefit costs, partially offset by cost control initiatives across all institutions.

As a percentage of revenue, student services and administrative expense was 32.3% in fiscal year 2021 compared to 32.4% in fiscal year 2020.

Restructuring Expense

Restructuring expense in fiscal year 2021 was $6.9 million compared to $23.7 million in fiscal year 2020. The primary driver of the decreased restructuring expense in fiscal year 2021 was the result of the higher amount of charges in fiscal year 2020 related to Adtalem’s home office real estate consolidations. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on restructuring charges.

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

Operating Income

The following table presents operating income by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2020 as reported	$99,361	$—	$66,676	$(55,970)	$110,067
Organic change	29,199	—	(240)	(1,416)	27,543
Restructuring expense change	291	—	1,416	15,107	16,814
Business acquisition and integration expense change	—	—	—	(31,593)	(31,593)
Gain on sale of assets change	—	—	—	(4,779)	(4,779)
Fiscal year 2021 as reported	$128,851	$—	$67,852	$(78,651)	$118,052

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2021	2020	$	%
Chamberlain:
Operating income (GAAP)	$128,851	$99,361	$29,490	29.7%
Restructuring expense	—	291	(291)
Operating income excluding special items (non-GAAP)	$128,851	$99,652	$29,199	29.3%

Medical and Veterinary:
Operating income (GAAP)	$67,852	$66,676	$1,176	1.8%
Restructuring expense	—	1,416	(1,416)
Operating income excluding special items (non-GAAP)	$67,852	$68,092	$(240)	(0.4)%

Home Office and Other:
Operating loss (GAAP)	$(78,651)	$(55,970)	$(22,681)	(40.5)%
Restructuring expense	6,869	21,976	(15,107)
Business acquisition and integration expense	31,593	—	31,593
Gain on sale of assets	—	(4,779)	4,779
Operating loss excluding special items (non-GAAP)	$(40,189)	$(38,773)	$(1,416)	(3.7)%

Adtalem Global Education:
Operating income (GAAP)	$118,052	$110,067	$7,985	7.3%
Restructuring expense	6,869	23,683	(16,814)
Business acquisition and integration expense	31,593	—	31,593
Gain on sale of assets	—	(4,779)	4,779
Operating income excluding special items (non-GAAP)	$156,514	$128,971	$27,543	21.4%

Total consolidated operating income increased 7.3%, or $8.0 million, to $118.1 million in fiscal year 2021 compared to fiscal year 2020. Consolidated operating income excluding special items increased 21.4%, or $27.5 million, in fiscal year 2021 compared to fiscal year 2020. The primary drivers of the operating income excluding special items increase were increased revenue of $52.2 million at Chamberlain, which generated higher incremental operating income than the lost revenue sources at the medical and veterinary schools due to COVID-19, decreased bad debt expense of $3.4 million, primarily related to the credit extension programs at the medical and veterinary schools, and efforts to manage salary, travel, and discretionary spending across the organization. The positive influences on operating income were partially offset by increased marketing expense and employee benefit costs.

Chamberlain

Chamberlain operating income increased 29.7%, or $29.5 million, to $128.9 million in fiscal year 2021 compared to fiscal year 2020. The primary driver of the increase in operating income was the increased revenue of $52.2 million in fiscal year 2021, which generated higher incremental operating income, partially offset by increased marketing expense and employee benefit costs.

Medical and Veterinary

Medical and Veterinary operating income increased 1.8%, or $1.2 million, to $67.9 million in fiscal year 2021 compared to fiscal year 2020. The primary drivers of increase in operating income were decreased bad debt expense, primarily related to the credit extension programs, decreased restructuring expense, and efforts to manage salary, travel, and discretionary spending. The positive influences on operating income in fiscal year 2021 were partially offset by the estimated COVID-19 related loss of clinical revenue at AUC and RUSM contributed to approximately $14 million in lost operating income in fiscal year 2021 (compared to $10 million in fiscal year 2020) and lower COVID-19 related housing and student transportation revenue, primarily at RUSM as described above, resulted in approximately $10 million in lost operating income in the fiscal year 2021 (compared to $2 million in fiscal year 2020).

Net Other (Expense) Income

Net other expense in fiscal year 2021 was $34.6 million compared to net other income of $94.9 million in fiscal year 2020. The increase in net other expense was primarily the result of a pre-tax gain of $110.7 million in fiscal year 2020 on the deal-contingent foreign currency hedge arrangement entered into on October 18, 2019 in connection with the sale of Adtalem Brazil, which was completed on April 24, 2020, to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk (as discussed in Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). The derivative associated with the hedge did not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value were recorded within the Consolidated Statements of Income (Loss). In addition, interest expense increased in fiscal year 2021 driven by $26.7 million in pre-acquisition interest expense, which partially offset our lower interest expense on our Prior Credit Facility (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) driven by the repayment of debt in the fourth quarter of fiscal year 2020 using the proceeds from the sale of Adtalem Brazil.

(Provision for) Benefit from Income Taxes

The ETR from continuing operations in fiscal year 2021 was positive 15.7% compared to negative 7.3% in fiscal year 2020. The increase is primarily due to not recording a tax provision on the pre-tax gain of $110.7 million in fiscal year 2020 on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 (see Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information). Also, during fiscal year 2020, a net tax benefit special item of $25.7 million was recorded related to a former subsidiary investment loss claimed for the tax year ended June 30, 2018. Excluding the one-time effects of the derivative contract and the tax benefit on a former subsidiary investment loss in fiscal year 2020 (a non-GAAP financial measure), the ETR from continuing operations in fiscal year 2021 and 2020 was 15.7% and 11.4%, respectively. This increase in the fiscal year 2021 rate was driven by a decrease in the percentage of earnings from foreign operations compared to the prior year.

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

Net income from discontinued operations for the year ended June 30, 2021 was $6.1 million. This income consisted of the following: (i) income of $9.5 million driven by the operating results of ACAMS, Becker, OCL, and EduPristine and ongoing litigation costs and settlements related to the DeVry University divestiture and (ii) a provision for income taxes of $3.3 million associated with the items listed above.

Net loss from discontinued operations for the year ended June 30, 2020 was $305.7 million. This loss consisted of the following: (i) a loss of $30.4 million driven by the operating results of ACAMS, Becker, OCL, EduPristine, and Adtalem Brazil and ongoing litigation costs and settlements related to the DeVry University divestiture; (ii) a loss on the sale of Adtalem Brazil of $287.6 million, which included a $293.4 million loss recognized from the reclassification of the cumulative foreign currency translation adjustments from other comprehensive income; and (iii) a benefit from income taxes of $12.2 million associated with the items listed above.

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

The following table, which excludes ACAMS, Adtalem Brazil, Becker, EduPristine, and OCL revenue, summarizes Adtalem’s revenue by fund source as a percentage of total revenue for fiscal years 2021 and 2020. Final data for fiscal year 2022 is not yet available.

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

Chamberlain was most recently recertified and issued an unrestricted PPA in September 2020, with an expiration date of March 31, 2024. Walden was issued a Temporary Provisional PPA (“TPPPA”) in connection with their acquisition by Adtalem on September 17, 2021. During the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, ED provisionally recertified AUC, RUSM, and RUSVM’s Title IV PPAs with expiration dates of December 31, 2022, March 31, 2023, and June 30, 2023, respectively. The provisional nature of the agreements for AUC, RUSM, and RUSVM stemmed from increased and/or repeated Title IV compliance audit findings. Walden’s TPPPA included financial requirements, which were in place prior to acquisition, such as a letter of credit, heightened cash monitoring, and additional reporting. No similar requirements were imposed on AUC, RUSM, or RUSVM. While corrective actions have been taken to resolve past compliance matters and eliminate the incidence of repetition, if AUC, RUSM, or RUSVM fail to maintain administrative capability as defined by ED while under provisional status or otherwise fail to comply with ED requirements, the institution(s) could lose eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows.

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University agreed to certain compliance requirements regarding its past and future advertising, that DeVry University’s participation in Title IV programs was subject to provisional certification for five years and that DeVry University was required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit continued to be posted by Adtalem following the closing of the sale of DeVry University. This letter of credit expired during the second quarter of fiscal year 2022 and is no longer outstanding as of June 30, 2022.

Walden must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Walden is currently on a temporary provisional program participation agreement which is required for participation in Title IV programs on a month-to-month basis. Walden’s provisional certification prior to acquisition was due to Walden’s prior parent company (Laureate Education Inc.) failing composite score under ED’s financial responsibility standards and ED’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. As a result of Adtalem’s acquisition of Walden, the provisional nature of Walden’s program participation agreement remains in effect on a month-to-month basis while ED reviews the change in ownership application relating to the acquisition of Walden by Adtalem. Walden also is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as a restriction on changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership during the period in which Walden participates under provisional certification (either as a result of the change in ownership or because of the continuation of the financial responsibility letter of credit). As of June 30, 2022, Adtalem maintains a letter of credit for $84.0 million in favor of ED, which allows Walden to participate in Title IV programs. This letter of credit, which was assumed in the Acquisition, reduces Adtalem’s borrowing capacity dollar-for-dollar under its Credit Facility (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). On July 14, 2022, the $84.0 million letter of credit under our Credit Facility was released due to Adtalem executing a surety-backed letter of credit for the same amount in favor of ED. Therefore, the amount undrawn under the Revolver (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) was $400.0 million as of the filing date of this Annual Report on Form10-K.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, Walden, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The Rescue Act enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change was subject to negotiated rulemaking, which ended in March 2022. The amended rule will first apply to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs as calculated under the current regulations (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2021 and 2020. Final data for fiscal year 2022 is not yet available.

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

In September 2016, Adtalem committed to voluntarily limit to 85% the amount of revenue that each of its Title IV-eligible institutions derive from federal funding, including the U.S. Department of Veterans Affairs and military tuition assistance benefits. As disclosed in the third-party review reports that have been made publicly available, Adtalem’s institutions that were owned at each reporting date have met this lower threshold for each fiscal year since the commitment was made. Adtalem is committed to implementing measures to promote responsible recruitment and enrollment, successful student outcomes, and informed student choice. Management believes students deserve greater transparency to make informed choices about their education. This commitment builds upon a solid foundation and brings Adtalem to a new self-imposed level of public accountability and transparency.

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

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. Changes to the manner in which the composite score is calculated that were effective on July 1, 2020 has negatively affected Adtalem’s composite score for fiscal year 2022 and will continue to negatively affect future Adtalem scores. At this time, management does not believe these changes by themselves will result in the score falling below 1.5. However, as a result of the acquisition of Walden and the related transactions, Adtalem expects its consolidated composite score to fall below 1.5 for its fiscal year 2022 financial responsibility test. If Adtalem becomes unable to meet requisite financial responsibility standards within the regulations, management believes it will be able to otherwise demonstrate its ability to continue to provide educational services; however, our institutions will be required to request additional state regulatory approvals, heightened cash monitoring, and/or be required to post a letter of credit to continue to participate in federal and state financial assistance programs.

ED has initiated rulemaking proceedings to amend the financial responsibility regulations. The earliest we believe any new rules will be effective is July 1, 2024.

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $347.0 million and $476.4 million as of June 30, 2022 and 2021, respectively, included cash and cash equivalents held at Adtalem’s international operations of $34.2 million and $111.7 million as of June 30, 2022 and 2021, respectively, which is available to Adtalem for general corporate purposes. The decrease in cash was principally driven by payment of $1,488.1 million for the acquisition of Walden, net repayments of debt of $229.7 million, and payment of $150.0 million for the ASR agreement, partially offset by proceeds of $960.8 million from the sale of Financial Services and cash transferred of $818.6 million from restricted accounts.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $1.0 million and $0.4 million was held in these restricted bank accounts as of June 30, 2022 and 2021, respectively. In addition, $818.6 million was recorded within restricted cash on the Consolidated Balance Sheets as of June 30, 2021, which represents cash held in an escrow account designated to fund the Acquisition and was not available to Adtalem for general corporate purposes (see Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information).

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Year Ended June 30,
	2022	2021
(Loss) income from continuing operations	$(29,827)	$70,330
Non-cash items	279,887	110,253
Changes in assets and liabilities	(86,235)	(11,823)
Net cash provided by operating activities-continuing operations	$163,825	$168,760

Net cash provided by operating activities from continuing operations in fiscal year 2022 was $163.8 million compared to $168.8 million in the prior year. The decrease was driven by increased interest payments and payments for business acquisition and integration expenses related to the Walden acquisition, partially offset by additional cash flow from Walden operations. The increase of $169.6 million in non-cash items between fiscal year 2022 and 2021 was principally driven by increases in Walden intangible asset amortization, Walden depreciation, Walden bad debt expense, amortization and write-off of debt discount and issuance costs, and stock-based compensation expense related to the CEO transition. The decrease of $74.4 million in cash generated from changes in assets and liabilities was primarily due to timing differences in accounts receivable, prepaid assets, prepaid income taxes, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in fiscal year 2022 were $31.1 million compared to $39.9 million in the prior year. The capital expenditures in fiscal year 2022 primarily consisted of spending for Chamberlain’s new campus development and improvements. Capital spending for fiscal year 2023 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and Adtalem’s home office. Management anticipates fiscal year 2023 capital spending to be in the $60 to $70 million range. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”).

On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Adtalem received $962.7 million, net of cash of $21.5 million, in sale proceeds.

On June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration, which resulted in a transfer of $1.9 million in cash to EduPristine.

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interest of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million.

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio, pursuant to the Stock Purchase Agreement dated October 18, 2019. Adtalem received $345.9 million in sale proceeds and $56.0 million of Adtalem Brazil’s cash, for a combined $401.9 million upon the sale. Adtalem Brazil’s cash balance on the sale date was $88.4 million, resulting in $313.5 million of cash proceeds, net of this cash transferred. In addition, Adtalem received $110.7 million from the settlement of the deal-contingent foreign currency hedge arrangement to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk.

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

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Year Ended June 30,
	2022	2021
Repurchases of common stock for treasury	$(120,000)	$(100,000)
Payment for purchase of equity forward contract	(30,000)	—
Net (repayments) proceeds from long-term debt	(229,713)	797,000
Payment of debt discount and issuance costs	(49,553)	(18,047)
Payment for purchase of redeemable noncontrolling interest of subsidiary	(1,790)	—
Other	6,580	(2,487)
Net cash (used in) provided by financing activities	$(424,476)	$676,466

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. We did not make any share repurchases under these programs during fiscal year 2022. See Note 15 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs.

On March 14, 2022, we entered into an ASR agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock representing approximately 80% of the total shares expected to be delivered at the time of executing the ASR based on the per share price on the day prior to the execution date. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. The final settlement of the ASR agreement is expected to be completed no later than during the second quarter of fiscal year 2023 in accordance with the contractual completion date. At settlement, our counterparty may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to our counterparty.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Prior Term Loan B (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) debt. We paid interest at a fixed rate of 0.946% and received variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Prior Term Loan B. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occurred on a monthly basis. The Swap was set to terminate on February 28, 2025. On July 29, 2021, prior to refinancing our Prior Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in fiscal year 2022. During the operating term of the Swap, the annual interest rate on the amount of the Prior Term Loan B was fixed at 3.946% (including the impact of the 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and were reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affected earnings.

As discussed in the previous section of this MD&A titled “Walden University Acquisition,” on August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.5 billion in cash. On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem replaced the Prior Credit Facility and Prior Credit Agreement (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The proceeds of the Notes and the Term Loan B were used, among other things, to finance the Acquisition, refinance Adtalem’s Prior Credit Agreement, and pay fees and expenses related to the Acquisition. The Revolver will be used to finance ongoing working capital and for general corporate purposes. During fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With this prepayment, we are no longer required to make quarterly installment payments. On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes, resulting in a gain on extinguishment of $2.1 million recorded within interest expense in the Consolidated Statements of Income (Loss) for the year ended June 30, 2022. This debt was subsequently retired. As of June 30, 2022, the amount of debt outstanding under the Notes and Credit Facility was $859.2 million. See Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the Notes and our Credit Agreement.

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

Material Cash Requirements

Long-Term Debt – We have outstanding $405.9 million of Notes and maintain an $853.3 million Credit Facility, which requires interest payments. With the prepayment noted above, we are no longer required to make quarterly principal installment payments. As of June 30, 2022, the amount of debt outstanding under the Notes and our Credit Facility was $859.2 million. See Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our Notes and Credit Agreement.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset or asset group, the amount of the impairment is the difference between the carrying amount and the fair value of the asset or asset group. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations.

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

For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of each reporting unit that contain indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. If there is reason to believe the carrying value of an intangible asset exceeds its fair value, then management performs a quantitative impairment review. In calculating fair value, Adtalem uses various valuation techniques including a royalty rate model for trade names and a discounted cash flow model for Title IV eligibility and accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs, and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

For intangible assets with finite lives, we evaluate for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset or asset group, the amount of the impairment is the difference between the carrying amount and the fair value of the asset or asset group. Intangible assets with finite lives are amortized over their expected economic lives, ranging from 3 to 5 years.

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

Significant judgments were used in determining the fair value of the intangible assets acquired from the Walden acquisition. The Title IV eligibility and accreditations intangible asset was valued using the with and without method of the income approach. The student relationships intangible asset was valued using the multi-period excess earnings method. The trade name intangible asset was valued using the relief-from-royalty method. The curriculum intangible asset was valued using the cost to replace method. Significant judgments and assumptions were used in these valuations. We applied judgment which involved the use of significant assumptions with respect to (i) the discount rate and recovery period for the Title IV eligibility and accreditations intangible asset; (ii) the discount rate and EBITDA margin for the student relationships intangible asset; (iii) royalty rate and discount rate for the trade name intangible asset; and (iv) labor rates and hours and obsolescence rate for the curriculum intangible asset.

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

Non-GAAP Financial Measures and Reconciliations

We believe that certain non-GAAP financial measures provide investors with useful supplemental information regarding the underlying business trends and performance of Adtalem’s ongoing operations as seen through the eyes of management and are useful for period-over-period comparisons. We use these supplemental non-GAAP financial measures internally in our assessment of performance and budgeting process. However, these non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The following are non-GAAP financial measures used in this Annual Report on Form 10-K:

Net income from continuing operations excluding special items (most comparable GAAP measure: net income (loss) attributable to Adtalem) – Measure of Adtalem’s net income (loss) attributable to Adtalem adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, Walden intangible amortization expense, pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, gain on sale of assets, gain on derivative, tax charges related to the implementation of the Tax Act and the divestiture of DeVry University, a net tax benefit for a former subsidiary investment loss, and net (income) loss from discontinued operations attributable to Adtalem.

Earnings per share from continuing operations excluding special items (most comparable GAAP measure: earnings (loss) per share) – Measure of Adtalem’s diluted earnings (loss) per share adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, Walden intangible amortization expense, pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, gain on sale of assets, gain on derivative, tax charges related to the implementation of the Tax Act and the divestiture of DeVry University, a net tax benefit for a former subsidiary investment loss, and net (income) loss from discontinued operations attributable to Adtalem.

Operating income excluding special items (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, Walden intangible amortization expense, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Effective income tax rate from continuing operations excluding special items (most comparable GAAP measure: effective income tax rate from continuing operations) – Measure of Adtalem’s effective tax rate from continuing operations adjusted for tax effect on gain on derivative and a net tax benefit for a former subsidiary investment loss.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Deferred revenue adjustment related to a revenue purchase accounting adjustment to record Walden’s deferred revenue at fair value.
●	CEO transition costs related to acceleration of stock-based compensation expense.

●	Restructuring expense primarily related to plans to achieve synergies with the Walden acquisition and real estate consolidations at Medical and Veterinary and Adtalem’s home office.
●	Business acquisition and integration expense include expenses related to the Walden acquisition.
●	Walden intangible amortization expense on acquired intangible assets.
●	Pre-acquisition interest expense, write-off of debt discount and issuance costs, and gain on extinguishment of debt related to financing arrangements in connection with the Walden acquisition and prepayment of debt.
●	Gain on the sale of Adtalem’s Columbus, Ohio, campus facility.
●	Gain on the deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil completed on April 24, 2020 to economically hedge the Brazilian Real denominated purchase price through mitigation of the currency exchange rate risk.
●	Tax charges related to the implementation of the Tax Act and the divestiture of DeVry University.
●	A net tax benefit for a former subsidiary investment loss.
●	Net (income) loss from discontinued operations attributable to Adtalem includes the operations of Adtalem Brazil, ACAMS, Becker, OCL, and EduPristine, including the after-tax gain (loss) on the sale of these businesses, in addition to costs related to DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income (loss) attributable to Adtalem reconciliation to net income from continuing operations attributable to Adtalem excluding special items (in thousands):

	Year Ended June 30,
	2022	2021	2020
Net income (loss) attributable to Adtalem (GAAP)	$317,705	$76,909	$(85,334)
Deferred revenue adjustment	8,561	—	—
CEO transition costs	6,195	—	—
Restructuring expense	25,628	6,869	23,683
Business acquisition and integration expense	53,198	31,593	—
Walden intangible amortization expense	97,274	—	—
Pre-acquisition interest expense, write-off of debt discount and issuance costs, and gain on extinguishment of debt	48,804	26,746	—
Gain on sale of assets	—	—	(4,779)
Gain on derivative	—	—	(110,723)
Tax charges related to the Tax Cuts and Jobs Act of 2017 and the divestiture of DeVry University	—	—	(2,230)
Net tax benefit for a former subsidiary investment loss	—	—	(25,688)
Income tax impact on non-GAAP adjustments (1)	(51,683)	(16,297)	(4,399)
Net (income) loss from discontinued operations attributable to Adtalem	(347,532)	(6,579)	305,259
Net income from continuing operations excluding special items (non-GAAP)	$158,150	$119,241	$95,789
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings (loss) per share reconciliation to earnings per share from continuing operations excluding special items (shares in thousands):

	Year Ended June 30,
	2022	2021	2020
Earnings (loss) per share, diluted (GAAP)	$6.57	$1.49	$(1.58)
Effect on diluted earnings per share:
Deferred revenue adjustment	0.18	-	-
CEO transition costs	0.13	-	-
Restructuring expense	0.53	0.13	0.44
Business acquisition and integration expense	1.09	0.61	-
Walden intangible amortization expense	1.99	-	-
Pre-acquisition interest expense, write-off of debt discount and issuance costs, and gain on extinguishment of debt	1.00	0.52	-
Gain on sale of assets	-	-	(0.09)
Gain on derivative	-	-	(2.05)
Tax charges related to the Tax Cuts and Jobs Act of 2017 and the divestiture of DeVry University	-	-	(0.04)
Net tax benefit for a former subsidiary investment loss	-	-	(0.47)
Income tax impact on non-GAAP adjustments (1)	(1.06)	(0.32)	(0.08)
Net (income) expense from discontinued operations attributable to Adtalem	(7.18)	(0.13)	5.64
Earnings per share from continuing operations excluding special items, diluted (non-GAAP)	$3.24	$2.31	$1.77
Diluted shares used in non-GAAP EPS calculation	48,804	51,645	54,094
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Effective income tax rate from continuing operations reconciliation to effective income tax rate from continuing operations excluding special items (in thousands):

	Year Ended June 30,
	2022	2021	2020
Pre-tax results:
(Loss) income from continuing operations before income taxes (GAAP)	$(45,064)	$83,419	$204,986
Gain on derivative	—	—	(110,723)
(Loss) income from continuing operations before income taxes excluding special items (non-GAAP)	$(45,064)	$83,419	$94,263

Taxes:
Benefit from (provision for) income taxes (GAAP)	$15,237	$(13,089)	$14,939
Net tax benefit for a former subsidiary investment loss	—	—	(25,688)
Benefit from (provision for) income taxes excluding special items (non-GAAP)	$15,237	$(13,089)	$(10,749)

Tax rate:
Effective income tax rate (GAAP)	33.8%	15.7%	(7.3)%
Effective income tax rate excluding special items (non-GAAP)	33.8%	15.7%	11.4%

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

The interest rate on Adtalem’s Term Loan B is based upon LIBOR for eurocurrency rate loans or an alternative base rate for periods typically ranging from one to three months. As of June 30, 2022, Adtalem had $453.3 million in outstanding borrowings under the Term Loan B with an interest rate of 5.60%. Based upon borrowings of $453.3 million, a 100 basis point increase in short-term interest rates would result in $4.5 million of additional annual interest expense.

Adtalem’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, Adtalem has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Prior Term Loan B debt. We paid interest at a fixed rate of 0.946% and received variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Prior Term Loan B. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occurred on a monthly basis. The Swap was set to terminate on February 28, 2025. On July 29, 2021, prior to refinancing our Prior Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in fiscal year 2022. During the operating term of the Swap, the annual interest rate on the amount of the Prior Term Loan B was fixed at 3.946% (including the impact of the 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and were reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affected earnings.

Interest on our Credit Facility is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that no new contracts referencing LIBOR are allowed. In addition, publication of one-week and two-month LIBOR rates ceased on December 31, 2021; however, all other LIBOR tenors will be published through June 30, 2023. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts. The Credit Agreement provides guidance surrounding the implementation of a replacement benchmark rate, however the specific replacement benchmark rate has not been identified. We expect to amend the Credit Agreement during fiscal year 2023 to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adtalem Global Education Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adtalem Global Education Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended June 30, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition of Walden University – Valuation of Title IV Eligibility and Accreditations and Trade Name Intangible Assets

As described in Note 3 to the consolidated financial statements, on August 12, 2021, the Company completed the acquisition of Walden University (“Walden”) for $1.5 billion. Of the acquired intangible assets, $495.8 million was assigned to Title IV eligibility and accreditations and $119.6 million was assigned to trade names. The Title IV eligibility and accreditations and trade name intangible assets were valued using the with and without method of the income approach and relief-from-royalty method, respectively. Management applied judgment when valuing these intangible assets, which involved the use of significant assumptions with respect to the discount rate and recovery period for the Title IV eligibility and accreditations intangible asset and royalty rate and discount rate for the trade name intangible asset.

The principal considerations for our determination that performing procedures relating to the acquisition of Walden, specifically the valuation of the Title IV eligibility and accreditations and trade name intangible assets, is a critical audit matter are (i) the significant judgment by management when determining the fair value of the acquired Title IV eligibility and accreditations and trade name intangible assets; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and recovery period for the Title IV eligibility and accreditations intangible asset and the royalty rate and discount rate for the trade name intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the Title IV eligibility and accreditations and trade name intangible assets and controls over the development of significant assumptions related to the discount rate and recovery period for the Title IV eligibility and accreditations intangible asset and the royalty rate and discount rate of the trade name intangible asset. These procedures also included, among others reading the purchase agreement and testing management’s process for determining the fair values of the Title IV eligibility and accreditations and trade name intangible assets acquired. Testing management’s process involved (i) evaluating the appropriateness of the with and without method of the income approach and the relief-from-royalty method; (ii) testing the completeness and accuracy of the underlying data used in the with and without method of the income approach and the relief-from-royalty method; and (iii) evaluating the reasonableness of the significant assumptions used by management related to the discount rate and recovery period for the Title IV eligibility and accreditations intangible asset and the royalty rate and discount rate for the trade name intangible asset. Evaluating management’s significant assumption related to the recovery period for the Title IV eligibility and accreditations intangible asset included considering (i) the current and past performance of Walden; (ii) the consistency with external market and industry data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s with and without method of the income approach and the relief-from-royalty method and (ii) the reasonableness of the discount rate significant assumption for the Title IV eligibility and accreditations intangible asset and the royalty rate and discount rate significant assumptions for the trade name intangible asset.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 11, 2022

We have served as the Company’s auditor since 1991.

Adtalem Global Education Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$346,973	$476,377
Restricted cash	964	819,003
Accounts receivable, net	81,635	43,041
Prepaid expenses and other current assets	126,467	128,217
Current assets held for sale	—	48,315
Total current assets	556,039	1,514,953
Noncurrent assets:
Property and equipment, net	289,926	283,692
Operating lease assets	177,995	167,365
Deferred income taxes	51,093	53,486
Intangible assets, net	873,577	137,500
Goodwill	961,262	310,210
Other assets, net	119,283	86,040
Noncurrent assets held for sale	—	531,597
Total noncurrent assets	2,473,136	1,569,890
Total assets	$3,029,175	$3,084,843

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$57,140	$42,421
Accrued payroll and benefits	66,642	54,331
Accrued liabilities	98,124	126,344
Deferred revenue	144,840	68,807
Current operating lease liabilities	50,781	53,991
Current portion of long-term debt	—	3,000
Current liabilities held for sale	—	59,913
Total current liabilities	417,527	408,807
Noncurrent liabilities:
Long-term debt	838,908	1,067,711
Long-term operating lease liabilities	177,045	167,066
Deferred income taxes	25,554	26,177
Other liabilities	65,074	78,705
Noncurrent liabilities held for sale	—	33,517
Total noncurrent liabilities	1,106,581	1,373,176
Total liabilities	1,524,108	1,781,983
Commitments and contingencies (Note 20)
Redeemable noncontrolling interest	—	1,790
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 45,177 and 49,253 shares outstanding as of June 30, 2022 and June 30, 2021, respectively	818	811
Additional paid-in capital	521,848	519,826
Retained earnings	2,322,810	2,005,105
Accumulated other comprehensive loss	(960)	(7,365)
Treasury stock, at cost, 36,619 and 31,846 shares as of June 30, 2022 and June 30, 2021, respectively	(1,339,449)	(1,217,307)
Total shareholders' equity	1,505,067	1,301,070
Total liabilities and shareholders' equity	$3,029,175	$3,084,843

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income (Loss)

(in thousands, except per share data)

	Year Ended June 30,
	2022	2021	2020
Revenue	$1,387,122	$906,901	$866,427
Operating cost and expense:
Cost of educational services	659,776	457,905	457,165
Student services and administrative expense	568,056	292,482	280,291
Restructuring expense	25,628	6,869	23,683
Business acquisition and integration expense	53,198	31,593	—
Gain on sale of assets	—	—	(4,779)
Total operating cost and expense	1,306,658	788,849	756,360
Operating income	80,464	118,052	110,067
Other income (expense):
Interest and dividend income	3,820	4,094	3,688
Interest expense	(129,348)	(41,365)	(19,510)
Investment gain	—	2,638	18
Gain on derivative	—	—	110,723
Net other (expense) income	(125,528)	(34,633)	94,919
(Loss) income from continuing operations before income taxes	(45,064)	83,419	204,986
Benefit from (provision for) income taxes	15,237	(13,089)	14,939
(Loss) income from continuing operations	(29,827)	70,330	219,925
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(395)	9,485	(30,386)
Gain (loss) on disposal of discontinued operations before income taxes (includes ($293,360) accumulated other comprehensive income reclassifications for realized loss on foreign currency translation adjustments for the year ended June 30, 2020)	473,483	—	(287,560)
(Provision for) benefit from income taxes	(125,556)	(3,340)	12,243
Income (loss) from discontinued operations	347,532	6,145	(305,703)
Net income (loss)	317,705	76,475	(85,778)
Net loss attributable to redeemable noncontrolling interest from discontinued operations	—	434	444
Net income (loss) attributable to Adtalem	$317,705	$76,909	$(85,334)

Amounts attributable to Adtalem:
Net (loss) income from continuing operations	$(29,827)	$70,330	$219,925
Net income (loss) from discontinued operations	347,532	6,579	(305,259)
Net income (loss) attributable to Adtalem	$317,705	$76,909	$(85,334)

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$(0.62)	$1.37	$4.10
Discontinued operations	$7.18	$0.13	$(5.69)
Total basic earnings (loss) per share	$6.57	$1.50	$(1.59)
Diluted:
Continuing operations	$(0.62)	$1.36	$4.07
Discontinued operations	$7.18	$0.13	$(5.64)
Total diluted earnings (loss) per share	$6.57	$1.49	$(1.58)

Weighted-average shares outstanding:
Basic shares	48,388	51,322	53,659
Diluted shares	48,388	51,645	54,094

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended June 30,
	2022	2021	2020
Net income (loss)	$317,705	$76,475	$(85,778)
Other comprehensive income (loss), net of tax
Gain (loss) on foreign currency translation adjustments	59	713	(157,354)
Unrealized (loss) gain on available-for-sale marketable securities	—	(57)	84
Unrealized gain (loss) on interest rate swap	—	1,160	(7,855)
Comprehensive income (loss) before reclassification	317,764	78,291	(250,903)
Reclassification adjustment for gain on available-for-sale marketable securities	—	(126)	—
Reclassification adjustment for realized (gain) loss on foreign currency translation adjustments	(349)	—	293,360
Reclassification adjustment for loss on interest rate swap	6,695	—	—
Comprehensive income	324,110	78,165	42,457
Comprehensive loss attributable to redeemable noncontrolling interest from discontinued operations	—	434	444
Comprehensive income attributable to Adtalem	$324,110	$78,599	$42,901

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	2022	2021	2020
Operating activities:
Net income (loss)	$317,705	$76,475	$(85,778)
(Income) loss from discontinued operations	(347,532)	(6,145)	305,703
(Loss) income from continuing operations	(29,827)	70,330	219,925
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	22,611	12,824	13,878
Amortization and adjustments to operating lease assets	44,748	50,651	52,781
Depreciation	44,574	33,888	32,278
Amortization of intangible assets	97,274	—	—
Amortization and write-off of debt discount and issuance costs	42,654	2,657	1,566
Reclassification adjustment from other comprehensive income	—	(126)	—
Provision for bad debts	27,141	11,023	14,431
Deferred income taxes	(544)	62	(5,423)
Loss on disposals, accelerated depreciation, and adjustments to property and equipment	3,501	1,912	4,564
Gain on extinguishment of debt	(2,072)	—	—
Realized and unrealized gain on investments	—	(2,638)	(18)
Realized gain on sale of assets	—	—	(4,779)
Gain on derivative	—	—	(110,723)
Changes in assets and liabilities:
Accounts receivable	(29,881)	15,443	(11,392)
Prepaid expenses and other current assets	569	(17,198)	(18,741)
Accounts payable	(15,724)	5,666	(9,421)
Accrued payroll and benefits	(13,268)	12,552	257
Accrued liabilities	(16,305)	29,312	1,265
Deferred revenue	65,075	5,312	(1,725)
Operating lease liabilities	(49,147)	(48,588)	(52,780)
Other assets and liabilities	(27,554)	(14,322)	(16,298)
Net cash provided by operating activities-continuing operations	163,825	168,760	109,645
Net cash (used in) provided by operating activities-discontinued operations	(153,401)	23,439	(1,953)
Net cash provided by operating activities	10,424	192,199	107,692
Investing activities:
Capital expenditures	(31,054)	(39,881)	(39,605)
Proceeds from sales of marketable securities	—	2,721	2,829
Purchases of marketable securities	—	(10,745)	(3,015)
Proceeds from sale of assets	—	—	6,421
Cash received on settlement of derivative	—	—	110,723
Cash received on purchase price adjustment	—	—	92
Payment for purchase of business, net of cash and restricted cash acquired	(1,488,054)	—	—
Cash received on DeVry University loan	10,000	—	—
Net cash (used in) provided by investing activities-continuing operations	(1,509,108)	(47,905)	77,445
Net cash used in investing activities-discontinued operations	(3,287)	(8,783)	(8,440)
Proceeds from sale of business, net of cash transferred	960,768	—	313,518
Net cash (used in) provided by investing activities	(551,627)	(56,688)	382,523
Financing activities:
Proceeds from exercise of stock options	8,879	1,457	3,761
Employee taxes paid on withholding shares	(2,834)	(4,206)	(5,485)
Proceeds from stock issued under Colleague Stock Purchase Plan	535	262	17
Repurchases of common stock for treasury	(120,000)	(100,000)	(136,889)
Payment for purchase of equity forward contract	(30,000)	—	—
Proceeds from long-term debt	850,000	800,000	225,000
Repayments of long-term debt	(1,079,713)	(3,000)	(338,000)
Payment of debt discount and issuance costs	(49,553)	(18,047)	—
Proceeds from down payment on seller loan	—	—	5,200
Payment for purchase of redeemable noncontrolling interest of subsidiary	(1,790)	—	(6,247)
Net cash (used in) provided by financing activities-continuing operations	(424,476)	676,466	(252,643)
Net cash used in financing activities-discontinued operations	—	—	(3,466)
Net cash (used in) provided by financing activities	(424,476)	676,466	(256,109)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	534	(33,468)
Net (decrease) increase in cash, cash equivalents and restricted cash	(965,679)	812,511	200,638
Cash, cash equivalents and restricted cash at beginning of period	1,313,616	501,105	300,467
Cash, cash equivalents and restricted cash at end of period	347,937	1,313,616	501,105
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	18,236	17,726
Cash, cash equivalents and restricted cash of continuing operations at end of period	$347,937	$1,295,380	$483,379
Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$107,093	$14,429	$20,156
Income taxes, net	$94,355	$26,431	$12,442
Decrease in redemption value of redeemable noncontrolling interest put option	$—	$(628)	$—

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2019	80,132	$801	$486,061	$2,012,902	$(137,290)	24,830	$(970,944)	$1,391,530
Net loss attributable to Adtalem Global Education				(85,334)				(85,334)
Other comprehensive loss, net of tax					(165,125)			(165,125)
Reclassification adjustment for realized loss on foreign currency translation adjustments					293,360			293,360
Stock-based compensation			14,713					14,713
Net activity from stock-based compensation awards	533	6	3,668			127	(5,527)	(1,853)
Proceeds from stock issued under Colleague Stock Purchase Plan			(8)			(1)	27	19
Repurchases of common stock for treasury						3,838	(136,889)	(136,889)
June 30, 2020	80,665	807	504,434	1,927,568	(9,055)	28,794	(1,113,333)	1,310,421
Net income attributable to Adtalem Global Education				76,909				76,909
Other comprehensive income, net of tax					1,816			1,816
Reclassification adjustment for gain on available-for-sale marketable securities					(126)			(126)
Change in redeemable noncontrolling interest put option				628				628
Stock-based compensation			13,880					13,880
Net activity from stock-based compensation awards	434	4	1,561			131	(4,314)	(2,749)
Proceeds from stock issued under Colleague Stock Purchase Plan			(49)			(9)	340	291
Repurchases of common stock for treasury						2,930	(100,000)	(100,000)
June 30, 2021	81,099	811	519,826	2,005,105	(7,365)	31,846	(1,217,307)	1,301,070
Net income attributable to Adtalem Global Education				317,705				317,705
Other comprehensive income, net of tax					59			59
Reclassification adjustment for realized gain on foreign currency translation adjustments					(349)			(349)
Reclassification adjustment for loss on interest rate swap					6,695			6,695
Stock-based compensation			23,247					23,247
Net activity from stock-based compensation awards	697	7	8,872			82	(2,834)	6,045
Proceeds from stock issued under Colleague Stock Purchase Plan			(97)			(19)	692	595
Repurchases of common stock for treasury						4,710	(120,000)	(120,000)
Equity forward contract			(30,000)					(30,000)
June 30, 2022	81,796	$818	$521,848	$2,322,810	$(960)	36,619	$(1,339,449)	$1,505,067

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations

In this Annual Report on Form 10-K, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

Adtalem is a leading healthcare educator. During the first quarter of fiscal year 2022, Adtalem made a change to its reportable segments to align with current strategic priorities and resource allocation.

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine were classified as discontinued operations and assets held for sale. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have classified the ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. On March 10, 2022, we completed the sale of ACAMS, Becker, and OCL and on June 17, 2022, we completed the sale of EduPristine. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information.

We present three reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing and health professions postsecondary education industry. This segment includes the operations of Chamberlain University (“Chamberlain”).

Walden – Offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. This segment includes the operations of Walden University (“Walden”), which was acquired by Adtalem on August 12, 2021. Business acquisition and integration costs incurred for this transaction were $53.2 million and $31.6 million in fiscal year 2022 and 2021, respectively. See Note 3 “Acquisitions” for additional information.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adtalem and its controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100%, but greater than 50%, the noncontrolling ownership interest is reported on our Consolidated Balance Sheets. The noncontrolling ownership interest earnings portion is classified as “net loss attributable to redeemable noncontrolling interest from discontinued operations” in our Consolidated Statements of Income (Loss). Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years. Certain prior periods amounts have been reclassified to conform to current period presentation.

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

Restricted Cash

Restricted cash represents amounts received from federal and state governments under various student aid grant and loan programs and such restricted funds are held in separate bank accounts. Once the financial aid authorization and disbursement process for the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in Adtalem’s operations. This authorization and disbursement process that precedes the transfer of funds generally occurs within the period of the academic term for which such funds were authorized. See Note 13 “Debt” for information related to funds held in an escrow account to fund the Walden acquisition and is recorded within restricted cash on the Consolidated Balance Sheets as of June 30, 2021.

Property and Equipment

Property and equipment is recorded at cost and is depreciated on the straight-line method. Cost includes additions and those improvements that enhance performance, increase the capacity, or lengthen the useful lives of the assets. Purchases of computer software, including external costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing computer software applications for internal use, are capitalized. Repairs and maintenance costs are expensed as incurred. Upon sale or retirement of an asset, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in income. Assets under construction are reflected in construction in progress until they are placed into service for their intended use.

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

For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of each reporting unit that contain indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. If there is reason to believe the carrying value of an intangible asset exceeds its fair value, then management performs a quantitative impairment review. In calculating fair value, Adtalem uses various valuation techniques including a royalty rate model for trade names and a discounted cash flow model for Title IV eligibility and accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenue, gross margin, operating costs, and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

For intangible assets with finite lives, we evaluate for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset or asset group, the amount of the impairment is the difference between the carrying amount and the fair value of the asset or asset group. Intangible assets with finite lives are amortized over their expected economic lives, ranging from 3 to 5 years.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset or asset group, the amount of the impairment is the difference between the carrying amount and the fair value of the asset or asset group. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations.

Treasury Stock

Shares that are repurchased by Adtalem under its share repurchase programs are recorded as treasury stock at cost and result in a reduction in shareholders’ equity. See Note 15 “Share Repurchases” for additional information.

From time to time, shares of our common stock are delivered back to Adtalem under a swap arrangement resulting from employees’ exercise of stock options pursuant to the terms of the Adtalem’s stock-based incentive plans (see Note 17 “Stock-Based Compensation”). In addition, shares of our common stock are delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units (“RSUs”). These shares are recorded as treasury stock at cost and result in a reduction in shareholders’ equity.

Treasury shares are reissued at market value, less a 10% discount, to the Adtalem Colleague Stock Purchase Plan in exchange for employee payroll deductions. The 10% discount is considered compensatory and recorded as an expense in the Consolidated Statements of Income (Loss). When treasury shares are reissued, Adtalem uses an average cost method to reduce the treasury stock balance. Gains on the difference between the average cost and the reissuance price, less the amount recorded as expense, are credited to additional paid-in capital. Losses on the difference are charged to additional paid-in capital to the extent that previous net gains from reissuance are included therein, otherwise such losses are charged to retained earnings.

Earnings per Share

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

Restructuring Charges

Restructuring charges include costs for severance and related benefits for workforce reductions, impairments on operating lease assets, and losses on disposals of property and equipment related to campus and administrative office consolidations and contract termination costs (see Note 6 “Restructuring Charges”). When estimating the costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods.

Advertising Costs

Advertising costs are expensed when incurred and totaled $190.7 million, $72.7 million, and $67.3 million for the years ended June 30, 2022, 2021, and 2020, respectively. The increase in advertising costs for the year ended June 30, 2022 was driven by the Walden acquisition during the first quarter of fiscal year 2022. Advertising costs are included in student services and administrative expense in the Consolidated Statements of Income (Loss).

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

In December 2019, the FASB issued ASU No. 2019-12: “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The guidance was issued as part of FASB’s overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, “Income Taxes,” and simplification in several other areas. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We adopted this guidance on July 1, 2021 and it did not have a material impact on Adtalem’s Consolidated Financial Statements.

In October 2021, the FASB issued ASU No. 2021-08: “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We adopted this guidance on July 1, 2022 and will apply the revised guidance to any future business combinations.

Recently issued accounting standards not yet adopted

In March 2022, the FASB issued ASU No. 2022-02: “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The guidance was issued as improvements to ASU No. 2016-13. The vintage disclosure changes are relevant to Adtalem and require an entity to disclose current-period gross writeoffs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. Management expects to implement this guidance effective July 1, 2023. The amendments will impact our disclosures but will not otherwise impact Adtalem’s Consolidated Financial Statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our Consolidated Financial Statements.

3. Acquisitions

Walden University

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interests of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million. Adtalem funded the purchase with the $800.0 million in Notes (as defined in Note 13 “Debt”), the $850.0 million Term Loan B (as defined in Note 13 “Debt”), and available cash on hand. Walden offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees. The acquisition furthers Adtalem’s growth strategy as a leading healthcare educator.

The operations of Walden are included in Adtalem’s Walden reportable segment (see Note 21 “Segment Information”). The results of Walden’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition, which included revenue of $485.4 million and net loss of $3.1 million from the operations of Walden in fiscal year 2022. In addition, we incurred acquisition-related costs of $22.3 million and $14.8 million in fiscal year 2022 and 2021, respectively, which were included in business acquisition and integration expense in the Consolidated Statements of Income (Loss).

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

The fair value of the assets acquired includes accounts receivable of $22.1 million. The gross amount due under contracts is $37.9 million, of which $15.8 million is expected to be uncollectible.

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, was all assigned to the Walden reporting unit and reportable segment. The entire goodwill amount is expected to be tax deductible. Factors that contributed to a purchase price resulting in the recognition of goodwill includes Walden’s strategic fit into Adtalem’s healthcare educator strategy, the reputation of the Walden brand as a leader in online education industry, and potential future growth opportunity. Of the $833.4 million of acquired intangible assets, $495.8 million was assigned to Title IV eligibility and accreditations and $119.6 million was assigned to trade names, each of which has been determined not to be subject to amortization. The values and estimated useful lives of other intangible assets acquired are as follows (in thousands):

	August 12, 2021
	Value	Estimated
	Assigned	Useful Life
Student relationships	$161,900	3 years
Curriculum	$56,091	5 years

The Title IV eligibility and accreditations intangible asset was valued using the with and without method of the income approach. The student relationships intangible asset was valued using the multi-period excess earnings method. The trade name intangible asset was valued using the relief-from-royalty method. The curriculum intangible asset was valued using the cost to replace method. Significant judgments and assumptions were used in these valuations. We applied judgment which involved the use of significant assumptions with respect to the discount rate and recovery period for the Title IV eligibility and accreditations intangible asset and royalty rate and discount rate for the trade name intangible asset. We also applied judgment which involved the use of assumptions, including the discount rate and EBITDA margin for the student relationships intangible asset and labor rates and hours and obsolescence rate for the curriculum intangible asset.

The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on July 1, 2020 (in thousands):

	Year Ended June 30,
	2022	2021
Revenue	$1,456,361	$1,541,523
Net income attributable to Adtalem	$391,824	$31,059

The unaudited pro forma financial information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from July 1, 2020, with the consequential tax effects. The unaudited pro forma financial information also includes adjustments to reflect the additional interest expense on the debt we issued to fund the acquisition (see Note 13 “Debt” for additional information). As the ticking fees are representative of the historical interest expense incurred by Adtalem on the Term Loan B from the period of February 12, 2021 to August 12, 2021 and the unaudited pro forma financial information for fiscal year 2021 has been adjusted to include interest expense assuming the Term Loan B had been entered into as of July 1, 2020, we have made a further adjustment to remove the ticking fees recognized in the unaudited pro forma financial information for fiscal year 2022 (see Note 13 “Debt” for additional information on ticking fees). Had the Term Loan B been drawn upon on July 1, 2020, none of the ticking fees would have been incurred and, accordingly, the inclusion of such amounts would be duplicative to the interest expense incurred by Adtalem on a pro forma basis. The acquisition transaction costs we incurred in connection with the Walden acquisition are reflected in the unaudited pro forma financial information results for fiscal year 2021.

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

4. Discontinued Operations and Assets Held for Sale

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s Consolidated Financial Statements as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s free cash flow. Adtalem received $2.9 million during fiscal year 2022 related to the earn-out, which was recorded within discontinued operations in the Consolidated Statements of Income (Loss) for fiscal year 2022. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “DeVry Note”). The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan repayment of $10.0 million during the third quarter of fiscal year 2022. The DeVry Note is included on the Consolidated Balance Sheets in prepaid expenses and other current assets as of June 30, 2021. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option with the exception of one lease which expires in December 2023. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases.

On April 24, 2020, Adtalem completed the sale of Adtalem Brazil to Estácio Participações S.A. (“Estácio”) and Sociedade de Ensino Superior Estaćio de Sá Ltda, a wholly owned subsidiary of Estácio (“Adtalem Brazil Purchaser”), pursuant to the Stock Purchase Agreement dated October 18, 2019. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, Adtalem Brazil is presented in Adtalem’s Consolidated Financial Statements as a discontinued operation. Pursuant to the terms and subject to the conditions set forth in the purchase agreement, Adtalem sold the issued and outstanding shares of Adtalem Brasil Holding S.A. (a/k/a Adtalem Brazil) to the Adtalem Brazil Purchaser for R$1,920 million, subject to certain post-closing adjustments pursuant to the purchase agreement. Adtalem received $345.9 million in sale proceeds and $56.0 million of Adtalem Brazil’s cash, for a combined $401.9 million upon the sale. Adtalem Brazil’s cash balance on the sale date was $88.4 million, resulting in $313.5 million of cash proceeds, net of this cash transferred. In addition, Adtalem received $110.7 million from the settlement of a deal-contingent foreign currency hedge arrangement entered into in connection with the sale of Adtalem Brazil to economically hedge the Brazilian Real sales price through the mitigation of the currency exchange rate risk. Adtalem recorded this settlement as a pre-tax gain on the hedge of $110.7 million in fiscal year 2020. The hedge agreement had a total notional amount of R$2,154 million. The derivative associated with the hedge agreement did not qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, and as a result, all changes in fair value were recorded within the Consolidated Statements of Income (Loss).

On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem sold the issued and outstanding shares of ACAMS, Becker, and OCL to the Purchaser for $962.7 million, net of cash of $21.5 million, subject to certain post-closing adjustments. In addition, on June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration, which resulted in a transfer of $1.9 million in cash. These divestitures are the culmination of a long-term strategy to sharpen the focus of our portfolio and enhance our ability to address the rapidly growing and unmet demand for healthcare professionals in the U.S. As these sales represented a strategic shift that had a major effect on Adtalem’s operations and financial results, these businesses previously included in our former Financial Services segment are presented in Adtalem’s Consolidated Financial Statements as discontinued operations. In accordance with GAAP, we have classified ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale as of June 30, 2021, which includes ACAMS, Becker, OCL, and EduPristine (in thousands):

June 30,
2021
Assets:
Current assets:
Cash and cash equivalents	$18,236
Accounts receivable, net	24,955
Prepaid expenses and other current assets	5,124
Total current assets held for sale	48,315
Noncurrent assets:
Property and equipment, net	13,545
Operating lease assets	1,578
Intangible assets, net	138,749
Goodwill	376,164
Other assets, net	1,561
Total noncurrent assets held for sale	531,597
Total assets held for sale	$579,912

Liabilities:
Current liabilities:
Accounts payable	$13,650
Accrued payroll and benefits	10,121
Accrued liabilities	2,914
Deferred revenue	31,890
Current operating lease liabilities	1,338
Total current liabilities held for sale	59,913
Noncurrent liabilities:
Long-term operating lease liabilities	789
Deferred income taxes	31,821
Other liabilities	907
Total noncurrent liabilities held for sale	33,517
Total liabilities held for sale	$93,430

The following is a summary of income statement information of operations reported as discontinued operations, which includes Adtalem Brazil, ACAMS, Becker, OCL, and EduPristine operations through the date of each respective sale, and activity related to the DeVry University divestiture, which includes litigation and settlement costs we continue to incur and the earn-out we received (in thousands):

	Year Ended June 30,
	2022	2021	2020
Revenue	$153,762	$205,479	$343,269
Operating cost and expense:
Cost of educational services	26,996	31,328	138,008
Student services and administrative expense	125,661	161,730	228,996
Restructuring expense	1,500	2,936	5,591
Total operating cost and expense	154,157	195,994	372,595
Operating (loss) income	(395)	9,485	(29,326)
Other income (expense):
Interest and dividend income	—	—	1,862
Interest expense	—	—	(2,922)
Net other expense	—	—	(1,060)
(Loss) income from discontinued operations before income taxes	(395)	9,485	(30,386)
Gain (loss) on disposal of discontinued operations before income taxes	473,483	—	(287,560)
(Provision for) benefit from income taxes	(125,556)	(3,340)	12,243
Income (loss) from discontinued operations	347,532	6,145	(305,703)
Net loss attributable to redeemable noncontrolling interest from discontinued operations	—	434	444
Net income (loss) from discontinued operations attributable to Adtalem	$347,532	$6,579	$(305,259)

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$557,536	$485,393	$333,662	$1,376,591
Other	—	—	10,531	10,531
Total	$557,536	$485,393	$344,193	$1,387,122

	Year Ended June 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$563,814	$—	$339,812	$903,626
Other	—	—	3,275	3,275
Total	$563,814	$—	$343,087	$906,901

	Year Ended June 30, 2020
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$511,655	$—	$336,498	$848,153
Other	—	—	18,274	18,274
Total	$511,655	$—	$354,772	$866,427

In addition, see Note 21 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Tuition and fees: The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the academic term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these books and other educational products on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor, which revenue was not significant for the years ended June 30, 2022, 2021, and 2020.

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

Revenue of $68.8 million and $63.5 million was recognized during fiscal year 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2022 and 2021, respectively. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

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

6. Restructuring Charges

During fiscal year 2022, Adtalem recorded restructuring charges primarily driven by workforce reductions and contract terminations related to synergy actions with regard to the Walden acquisition and Medical and Veterinary and Adtalem’s home office real estate consolidations. During fiscal year 2021, Adtalem recorded restructuring charges primarily driven by Adtalem’s home office real estate consolidations. During fiscal year 2020, Adtalem recorded restructuring charges primarily driven by Adtalem’s home office real estate consolidations and workforce reductions across the organization. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods. Termination benefit charges represented severance pay and benefits for these employees. Adtalem’s home office is classified as “Home Office and Other” in Note 21 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2022
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$835	$2,003	$2,838
Walden	—	4,053	4,053
Medical and Veterinary	7,675	2,116	9,791
Home Office and Other	5,977	2,969	8,946
Total	$14,487	$11,141	$25,628

	Year Ended June 30, 2021
	Real Estate and Other	Termination Benefits	Total
Home Office and Other	$6,379	$490	$6,869
Total	$6,379	$490	$6,869

	Year Ended June 30, 2020
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$—	$291	$291
Medical and Veterinary	1,129	287	1,416
Home Office and Other	20,161	1,815	21,976
Total	$21,290	$2,393	$23,683

The following table summarizes the separation and restructuring plan activity for fiscal years 2021 and 2022, for which cash payments are required (in thousands):

Liability balance as of June 30, 2020	$1,435
Increase in liability (separation and other charges)	490
Reduction in liability (payments and adjustments)	(1,925)
Liability balance as of June 30, 2021	—
Increase in liability (separation and other charges)	11,851
Reduction in liability (payments and adjustments)	(11,038)
Liability balance as of June 30, 2022	$813

The liability balance of $0.8 million is recorded as accrued liabilities on the Consolidated Balance Sheets as of June 30, 2022. We continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities and we have begun implementing additional restructuring plans to achieve synergies after the Walden acquisition.

7. Income Taxes

Income from continuing operations before income taxes, classified by source of income, were as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Domestic	$(111,001)	$12,471	$129,532
Foreign	65,937	70,948	75,454
Total	$(45,064)	$83,419	$204,986

The components of the (benefit from) provision for income taxes were as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Current tax provision (benefit):
U.S. federal	$(6,465)	$10,631	$(9,572)
State and local	4,154	1,691	(601)
Foreign	725	547	519
Total current	(1,586)	12,869	(9,654)
Deferred tax provision (benefit):
U.S. federal	(6,425)	(2,970)	(4,114)
State and local	(6,597)	996	(271)
Foreign	(629)	2,194	(900)
Total deferred	(13,651)	220	(5,285)
(Benefit from) provision for income taxes	$(15,237)	$13,089	$(14,939)

The effective tax rate differs from the statutory tax rates as follows (in thousands):

	Year Ended June 30,
	2022		2021		2020
Income tax at statutory rate	$(9,463)	21.0%	$17,518	21.0%	$43,047	21.0%
Lower rates on foreign operations	(14,040)	31.2%	(12,219)	(14.6)%	(16,182)	(7.9)%
State income taxes	(607)	1.3%	1,199	1.4%	1,338	0.7%
Loss on investment in subsidiary	(1,669)	3.7%	—	—%	(25,688)	(12.5)%
Deferred tax benefit from acquisitions and divestitures	(1,153)	2.6%	—	—%	—	—%
Gain on derivative	—	—%	—	—%	(23,252)	(11.3)%
Permanent non-deductible items	2,788	(6.2)%	796	1.0%	(707)	(0.3)%
Foreign tax provisions under GILTI	8,639	(19.2)%	5,506	6.6%	6,440	3.1%
Other	268	(0.6)%	289	0.3%	65	—%
(Benefit from) provision for income taxes	$(15,237)	33.8%	$13,089	15.6%	$(14,939)	(7.3)%

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

The components of the deferred income tax assets and liabilities were as follows (in thousands):

	June 30,
	2022	2021
Employee benefits	$9,936	$12,643
Stock-based compensation	6,675	6,895
Receivable reserve	6,919	2,598
Operating lease liabilities	44,089	50,234
Other reserves	1,865	4,117
Loss and credit carryforwards, net	21,206	15,334
Less: valuation allowance	(10,390)	(4,985)
Gross deferred tax assets	80,300	86,836
Depreciation	(5,314)	(1,696)
Deferred taxes on unremitted foreign earnings	(397)	(733)
Amortization of intangible assets	(18,975)	(22,161)
Operating lease assets	(30,075)	(35,106)
Other accruals	—	169
Gross deferred tax liability	(54,761)	(59,527)
Net deferred tax asset (liability)	$25,539	$27,309

As of June 30, 2022, Adtalem has $259.9 million of gross, post apportioned state net operating loss carryforwards, and $15.7 million of foreign net operating loss carryforwards in St. Maarten and other jurisdictions. As of June 30, 2021, Adtalem has $208.9 million of gross, post apportioned state net operating loss carryforwards, and $10.1 million of foreign net operating loss carryforwards in St. Maarten and other jurisdictions.

Adtalem has the following tax net operating loss (tax effected), interest (tax effected), and credit carryforwards as of June 30, 2022 (in thousands):

	June 30,	Years of Expiration
	2022	Beginning	Ending
U.S. credit carryforwards	$672	2027	2030
State net operating loss carryforwards	16,006	2024	2042
Foreign net operating loss carryforwards	4,528	2023	2032
Total loss and credit carryforwards, net	$21,206

Three of Adtalem’s businesses benefit from local tax incentives: AUC, which operates in St. Maarten, RUSM, which operates in Barbados, and RUSVM, which operates in St. Kitts. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039. RUSVM has an exemption in St. Kitts until 2037.

Adtalem does not assert that the accumulated undistributed earnings of its foreign subsidiaries are indefinitely reinvested in foreign jurisdictions. Adtalem has accrued applicable state income and foreign withholding taxes on such distributed earnings.

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $10.4 million and $5.0 million as of June 30, 2022 and 2021, respectively, and mainly relates to other foreign and state net operating loss carryforwards. Insufficient projected taxable income in certain jurisdictions gives rise to the need for a valuation allowance.

Based on Adtalem’s expectations for future taxable income, management believes that it is more likely than not that operating income in other respective jurisdictions will be sufficient to recognize fully all deferred tax assets.

Our income tax provisions or benefits from continuing operations were $15.2 million tax benefit, $13.1 million tax provision, and $14.9 million tax benefit in fiscal year 2022, 2021, and 2020, respectively. The income tax benefits in fiscal years 2022 and 2020 and the income tax expense in fiscal year 2021 reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), state and local taxes, foreign rate differences, benefits associated with local tax incentives, changes in valuation allowances and liabilities for uncertain tax positions, tax credits, and tax benefits on stock-based compensation awards. The increase in the fiscal year 2022 income tax provision benefit is the result of the loss incurred for fiscal year 2022. The effective tax rate also includes a tax benefit of $1.7 million from a loss for certain uncollectible subsidiary receivables as well as a benefit of $1.2 million to adjust deferred state tax balances for the acquisition of Walden and the sale of ACAMS, Becker, and OCL, offset by $3.0 million for limitations on deductions for executive compensation.

As of June 30, 2022 and 2021, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $10.7 million and $9.9 million, respectively, which if recognized, would impact the effective tax rate.

We expect that our unrecognized tax benefits will decrease during the next 12 months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to not be material. Adtalem classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2022 and 2021 was $1.8 million and $1.5 million, respectively. Interest and penalties expense recognized during the years ended June 30, 2022, 2021, and 2020 were $0.3 million, $0.4 million, and a benefit of $0.1 million, respectively. The changes in our unrecognized tax benefits were (in thousands):

	Year Ended June 30,
	2022	2021	2020
Balance at beginning of period	$9,926	$11,001	$31,303
Increases from positions taken during prior periods	1,074	47	—
Decreases from positions taken during prior periods	(2,815)	(904)	(26,476)
Increases from positions taken during the current period	2,845	42	6,454
Reductions due to lapse of statute	(373)	(257)	(206)
Reductions due to settlement	—	(3)	(74)
Balance at end of period	$10,657	$9,926	$11,001

Adtalem files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions based on existing tax laws and incentives. Adtalem remains generally subject to examination in the U.S. for years beginning on or after July 1, 2018; in various states for years beginning on or after July 1, 2016; and in our significant foreign jurisdictions for years beginning on or after July 1, 2016.

8. Earnings per Share

As a results of incurring a net loss from continuing operations in fiscal year 2022, potential common shares of 416 thousand were excluded from diluted loss per share because the effect would have been antidilutive. As further described in Note 15 “Share Repurchases,” on March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. For purposes of calculating earnings per share for the periods presented, Adtalem reflected the ASR agreement as a repurchase of Adtalem common stock and as a forward contract indexed to its own common stock. Certain shares, including shares expected to be received under the final settlement of the ASR and stock awards, were excluded from the computation of earnings per share because the effect would have been antidilutive. The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Year Ended June 30,
	2022	2021	2020
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$(29,827)	$70,330	$219,925
Discontinued operations	347,532	6,579	(305,259)
Net income (loss) attributable to Adtalem	$317,705	$76,909	$(85,334)

Denominator:
Weighted-average basic shares outstanding	48,388	51,322	53,659
Effect of dilutive stock awards	—	323	435
Weighted-average diluted shares outstanding	48,388	51,645	54,094

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$(0.62)	$1.37	$4.10
Discontinued operations	$7.18	$0.13	$(5.69)
Total basic earnings (loss) per share	$6.57	$1.50	$(1.59)
Diluted:
Continuing operations	$(0.62)	$1.36	$4.07
Discontinued operations	$7.18	$0.13	$(5.64)
Total diluted earnings (loss) per share	$6.57	$1.49	$(1.58)

Weighted-average antidilutive shares	1,869	1,143	973

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

The classification of our accounts receivable balances was as follows (in thousands):

	June 30, 2022
	Gross	Allowance	Net
Trade receivables, current	$109,882	$(30,897)	$78,985
Financing receivables, current	6,116	(3,466)	2,650
Accounts receivable, current	$115,998	$(34,363)	$81,635

Financing receivables, current	$6,116	$(3,466)	$2,650
Financing receivables, noncurrent	36,265	(11,425)	24,840
Total financing receivables	$42,381	$(14,891)	$27,490

	June 30, 2021
	Gross	Allowance	Net
Trade receivables, current	$52,512	$(11,559)	$40,953
Financing receivables, current	6,348	(4,260)	2,088
Accounts receivable, current	$58,860	$(15,819)	$43,041

Financing receivables, current	$6,348	$(4,260)	$2,088
Financing receivables, noncurrent	39,665	(12,572)	27,093
Total financing receivables	$46,013	$(16,832)	$29,181

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

The credit quality analysis of financing receivables as of June 30, 2022 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$104	$140	$114	$191	$699	$782	$2,030
31-60 days past due	278	38	214	145	691	332	1,698
61-90 days past due	58	29	217	8	668	273	1,253
91-120 days past due	97	139	113	45	670	14	1,078
121-150 days past due	17	30	20	41	206	81	395
Greater than 150 days past due	6,978	876	1,077	683	1,596	377	11,587
Total past due	7,532	1,252	1,755	1,113	4,530	1,859	18,041
Current	4,687	2,229	1,483	1,167	8,910	5,864	24,340
Financing receivables, gross	$12,219	$3,481	$3,238	$2,280	$13,440	$7,723	$42,381

The credit quality analysis of financing receivables as of June 30, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2017	2018	2019	2020	2021	Total
1-30 days past due	$297	$7	$320	$559	$135	$1,616	$2,934
31-60 days past due	145	2	165	49	61	660	1,082
61-90 days past due	24	310	92	102	69	95	692
91-120 days past due	287	—	131	16	47	13	494
121-150 days past due	43	31	133	42	256	108	613
Greater than 150 days past due	7,468	2,973	1,919	1,431	475	872	15,138
Total past due	8,264	3,323	2,760	2,199	1,043	3,364	20,953
Current	4,565	1,955	2,601	1,586	1,548	12,805	25,060
Financing receivables, gross	$12,829	$5,278	$5,361	$3,785	$2,591	$16,169	$46,013

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

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Year Ended June 30, 2022
	Trade	Financing	Total
Beginning balance	$11,559	$16,832	$28,391
Write-offs	(15,980)	(5,287)	(21,267)
Recoveries	11,488	35	11,523
Provision for credit losses	23,830	3,311	27,141
Ending balance	$30,897	$14,891	$45,788

	Year Ended June 30, 2021
	Trade	Financing	Total
Beginning balance	$9,367	$15,063	$24,430
Write-offs	(4,279)	(3,609)	(7,888)
Recoveries	761	65	826
Provision for credit losses	5,710	5,313	11,023
Ending balance	$11,559	$16,832	$28,391

Allowance for bad debts on short-term and long-term receivables as of June 30, 2022 and 2021 were $45.8 million and $28.4 million, respectively. The increase in the reserve from the prior year is driven by the provision for credit losses at Walden.

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan payment of $10.0 million during the third quarter of fiscal year 2022. The DeVry Note is included on the Consolidated Balance Sheets in prepaid expenses and other current assets as of June 30, 2021 and was estimated by discounting the future cash flows using an average of current rates for similar arrangements, which was estimated at 4% per annum.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable is included in other assets, net on the Consolidated Balance Sheets as of June 30, 2022 and 2021 is $44.0 million and $42.7 million, respectively, and was originally determined by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2022	2021
Land	$44,478	$44,331
Building	342,236	326,382
Equipment	268,352	234,686
Construction in progress	11,188	18,284
Property and equipment, gross	666,254	623,683
Accumulated depreciation	(376,328)	(339,991)
Property and equipment, net	$289,926	$283,692

Depreciation expense was $44.6 million, $33.9 million, and $32.3 million for the years ended June 30, 2022, 2021, and 2020, respectively.

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

As of June 30, 2022, we entered into three additional operating leases that have not yet commenced. One lease is expected to commence during the second quarter of fiscal year 2023, has a 12-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $18.9 million. The second lease is expected to commence during the third quarter of fiscal year 2023, has a 10-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $5.3 million. The third lease is expected to commence during the second quarter of fiscal year 2024, has a 12-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $16.6 million.

The components of lease cost were as follows (in thousands):

	Year Ended June 30,
	2022	2021
Operating lease cost	$55,257	$55,334
Sublease income	(13,920)	(16,234)
Total lease cost	$41,337	$39,100

Maturities of lease liabilities by fiscal year as of June 30, 2022 were as follows (in thousands):

Operating
Fiscal Year	Leases
2023	$62,053
2024	54,027
2025	43,342
2026	30,470
2027	27,954
Thereafter	48,547
Total lease payments	266,393
Less: imputed interest	(38,567)
Present value of lease liabilities	$227,826

Lease term and discount rate were as follows:

June 30, 2022
Weighted-average remaining operating lease term (years)	5.5
Weighted-average operating lease discount rate	5.5%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Year Ended June 30,
	2022	2021
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$52,540	$46,040
Operating lease assets obtained in exchange for operating lease liabilities	$49,136	$45,336

Adtalem maintains agreements to lease either a portion or the full space of two facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 11 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum lease and sublease rental income under these agreements as of June 30, 2022, were as follows (in thousands):

Fiscal Year	Amount
2023	$16,588
2024	10,261
2025	5,121
2026	2,038
Total lease and sublease rental income	$34,008

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	June 30,
	2022	2021
Chamberlain	$4,716	$4,716
Walden	651,052	—
AUC	68,321	68,321
RUSM and RUSVM	237,173	237,173
Total	$961,262	$310,210

The table below summarizes goodwill balances by reportable segment (in thousands):

	June 30,
	2022	2021
Chamberlain	$4,716	$4,716
Walden	651,052	—
Medical and Veterinary	305,494	305,494
Total	$961,262	$310,210

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

			Medical and
	Chamberlain	Walden	Veterinary	Total
June 30, 2020	$4,716	$—	$305,494	$310,210
June 30, 2021	4,716	—	305,494	310,210
Acquisition	—	651,052	—	651,052
June 30, 2022	$4,716	$651,052	$305,494	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(87,457)	3 Years
Curriculum	56,091	(9,817)	5 Years
Total	$217,991	$(97,274)

Indefinite-lived intangible assets consisted of the following (in thousands):

	June 30,
	2022	2021
Walden trade name	$119,560	$—
AUC trade name	17,100	17,100
Ross trade name	5,100	5,100
Chamberlain Title IV eligibility and accreditations	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	—
AUC Title IV eligibility and accreditations	100,000	100,000
Ross Title IV eligibility and accreditations	14,100	14,100
Total	$752,860	$137,500

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	June 30,
	2022	2021
Chamberlain	$1,200	$1,200
Walden	615,360	—
Medical and Veterinary	136,300	136,300
Total	$752,860	$137,500

Amortization expense for amortized intangible assets was $97.3 million for the year ended June 30, 2022. There was no amortization expense for the years ended June 30, 2021 or 2020. Future intangible asset amortization expense, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2023	$61,239
2024	35,644
2025	11,220
2026	11,220
2027	1,394
Total	$120,717

Curriculum is amortized on a straight-line basis. Student relationships is amortized based on the estimated retention of the students and giving consideration to the revenue and cash flow associated with these existing students.

Indefinite-lived intangible assets related to trade names and Title IV eligibility and accreditations are not amortized, as there are no legal, regulatory, contractual, economic, or other factors that limit the useful life of these intangible assets to the reporting entity.

Goodwill and indefinite-lived intangibles are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. There were no triggering events in fiscal year 2022. Our annual testing date is May 31.

Adtalem has four reporting units that contained goodwill as of May 31, 2022. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units, it was determined that a quantitative impairment analysis was not necessary for any reporting unit to determine if the carrying values of the reporting unit exceeded their fair values as of the May 31, 2022 annual impairment review date because it was determined to be more likely than not that fair value exceeded carrying value.

Adtalem has four reporting units that contained indefinite-lived intangible assets as of May 31, 2022. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contained indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of the May 31, 2022 annual impairment review date.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	June 30,
	2022	2021
Total debt:
Senior Secured Notes due 2028	$405,882	$800,000
Term Loan B	453,333	—
Prior Term Loan B	—	291,000
Total principal payments due	859,215	1,091,000
Unamortized debt discount and issuance costs	(20,307)	(20,289)
Total amount outstanding	838,908	1,070,711
Less current portion:
Prior Term Loan B	—	(3,000)
Noncurrent portion	$838,908	$1,067,711

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	859,215
Total	$859,215

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

In addition to the $800.0 million deposited in the Escrow Account, Adtalem was required to transfer an amount equal to the accrued interest related to the Notes on a monthly basis into the Escrow Account. The funds held in the Escrow Account to fund the Walden acquisition of $818.6 million was recorded within restricted cash on the Consolidated Balance Sheets as of June 30, 2021 and was not available to Adtalem for general corporate purposes.

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $2.1 million recorded within interest expense in the Consolidated Statements of Income (Loss) for the year ended June 30, 2022. This debt was subsequently retired.

Accrued interest on the Notes of $7.4 million and $14.7 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of June 30, 2022 and 2021, respectively.

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

Term Loan B

Borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. As of June 30, 2022, the interest rate for borrowings under the Term Loan B facility was 5.60%, which approximated the effective interest rate. The proceeds of the Credit Facility were used, among other things, to finance the Walden acquisition, refinance Adtalem’s Prior Credit Agreement (as defined below), pay fees and expenses related to the Walden acquisition, and in the case of the Revolver, to finance ongoing working capital and for general corporate purposes. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On

March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With this prepayment, we are no longer required to make quarterly installment payments.

Interest on our Term Loan B and the Revolver is set based on LIBOR, which is based on observable market transactions. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that no new contracts referencing LIBOR are allowed. In addition, publication of one-week and two-month LIBOR rates ceased on December 31, 2021; however, all other LIBOR tenors will be published through June 30, 2023. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. Management is monitoring their efforts. The Credit Agreement provides guidance surrounding the implementation of a replacement benchmark rate, however the specific replacement benchmark rate has not been identified. We expect to amend the Credit Agreement during fiscal year 2023 to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% for LIBOR borrowings or 2.75% to 3.25% for ABR borrowings depending on Adtalem’s net first lien leverage ratio for such period.

Adtalem had a letter of credit outstanding of $84.0 million as of June 30, 2022, which was assumed by Adtalem on August 12, 2021 after acquiring Walden, in favor of the U.S. Department of Education (“ED”), which allows Walden to participate in Title IV programs. As of June 30, 2022, Adtalem is charged an annual fee equal to 3.75% and a 0.125% fronting fee, of the undrawn face amount of the outstanding letter of credit under the Revolver, payable quarterly. The Credit Agreement also requires payment of a commitment fee equal to 0.25% as of June 30, 2022, of the undrawn portion of the Revolver. The amount undrawn under the Revolver, which includes the impact of the outstanding letter of credit, was $316.0 million as of June 30, 2022. The letter of credit fees and commitment fees are adjustable quarterly, based upon Adtalem’s achievement of certain financial ratios. On July 14, 2022, the $84.0 million letter of credit under our Credit Facility was released due to Adtalem executing a surety-backed letter of credit for the same amount in favor of ED. Therefore, the amount undrawn under the Revolver was $400.0 million as of the filing date of this Annual Report on Form10-K.

Adtalem had a letter of credit outstanding of $68.4 million as of June 30, 2021, which was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and required the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Adtalem continued to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and was reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. This letter of credit expired during the second quarter of fiscal year 2022 and is no longer outstanding as of June 30, 2022.

Prior Credit Agreement

On April 13, 2018, Adtalem entered into a credit agreement (the “Prior Credit Agreement”) that provided for (1) a $300.0 million senior secured term loan (“Prior Term Loan B”) which was set to mature on April 13, 2025 and (2) a $300.0 million revolving facility (“Prior Revolver”), which was set to mature on April 13, 2023. We refer to the Prior Term Loan B and Prior Revolver collectively as the “Prior Credit Facility.”

Prior Term Loan B

For eurocurrency rate loans, Prior Term Loan B interest is equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Prior Term Loan B interest is equal to the base rate plus 2%. The Prior Term Loan B required quarterly installment payments of $750,000, with the balance due at maturity on April 13, 2025. As of June 30, 2021, the interest rate for borrowings under the Prior Term Loan B facility was 3.10%, which approximated the effective interest rate.

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

The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and are reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affected earnings.

On July 29, 2021, prior to refinancing our Credit Agreement (as discussed above), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for the year ended June 30, 2022.

Prior Revolver

Prior Revolver interest is equal to LIBOR or a LIBOR-equivalent rate for eurocurrency rate loans or a base rate, plus an applicable margin based on Adtalem’s consolidated leverage ratio, as defined in the Prior Credit Agreement. The applicable margin ranges from 1.75% to 2.75% for eurocurrency rate loans and from 0.75% to 1.75% for base rate loans. There were no outstanding borrowings under the Prior Revolver as of June 30, 2021.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The remaining $6.0 million of unamortized debt issuance costs related to the Prior Credit Facility and the $10.3 million of debt issuances costs associated with an unused bridge facility, which was in place should the permanent financing not have been obtained, were expensed in interest expense in the Consolidated Statements of Income (Loss) for the year ended June 30, 2022. In addition, based on the $396.7 million prepayment on the Term Loan B and $394.1 million prepayment on the Notes, we expensed $12.5 million and $6.8 million, respectively, in interest expense in the Consolidated Statements of Income (Loss) for the year ended June 30, 2022, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B and Notes as of the prepayment dates. The following table summarizes the unamortized debt discount and issuance costs activity for fiscal year 2022 (in thousands):

					Prior	Prior
	Notes	Term Loan B	Bridge	Revolver	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2021	$15,548	$—	$—	$—	$4,741	$1,502	$21,791
Payment of debt discount and issuance costs	—	29,078	10,329	10,146	—	—	49,553
Amortization of debt discount and issuance costs	(2,052)	(3,025)	—	(1,763)	(145)	(98)	(7,083)
Debt discount and issuance costs write-off	(6,771)	(12,471)	(10,329)	—	(4,596)	(1,404)	(35,571)
Unamortized debt discount and issuance costs as of June 30, 2022	$6,725	$13,582	$—	$8,383	$—	$—	$28,690

Interest Expense

The components of interest expense were as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Notes interest expense	$39,371	$14,667	$—
Term Loan B interest expense	33,413	—	—
Term Loan B ticking fees	5,330	11,263	—
Prior Term Loan B interest expense	1,272	9,311	16,685
Term Loan B debt discount and issuance costs write-off	12,471	—	—
Notes issuance costs write-off	6,771	—	—
Gain on extinguishment of debt	(2,072)	—	—
Unused bridge fee	10,329	—	—
Prior Credit Facility issuance costs write-off	6,000	—	—
Swap settlement	4,525	—	—
Amortization of debt discount and issuance costs	7,083	2,657	1,566
Other	4,855	3,467	1,259
Total interest expense	$129,348	$41,365	$19,510

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

The Term Loan B requires mandatory prepayments equal to the net cash proceeds from an asset sale or disposition which is not reinvested in assets within one-year from the date of disposition if the asset sale or disposition is in excess of $20.0 million, among other mandatory prepayment terms (see the Credit Agreement, as filed under Form 8-K dated August 12, 2021, for additional information and term definitions). With the $396.7 million payment on March 11, 2022 on the Term Loan B and the $394.1 million prepayment on the Notes during the fourth quarter of fiscal year 2022, we believe we will satisfy the mandatory prepayment requirement resulting from the sale proceeds received from the sale of the Financial Services segment. No other mandatory prepayments have been required or made since the execution of the Credit Agreement.

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

Adtalem was in compliance with the debt covenants related to the Credit Agreement and the Notes covenants as of June 30, 2022.

14. Redeemable Noncontrolling Interest

Prior to the third quarter of fiscal year 2022, Adtalem maintained a 69% ownership interest in EduPristine with the remaining 31% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm. Beginning on March 26, 2020, Adtalem has had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen has had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen had the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem. During fiscal year 2022, Adtalem purchased the remaining ownership interest in EduPristine from Kaizen for $1.8 million, resulting in Adtalem owning 100% of EduPristine. Subsequently, Adtalem sold EduPristine in its entirety (see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information).

Since the put option was out of the control of Adtalem, authoritative guidance required the redeemable noncontrolling interest, which included the value of the put option, to be displayed outside of the equity section of the Consolidated Balance Sheets. The adjustment to increase or decrease the put option to its expected redemption value each reporting period was recorded in retained earnings in accordance with GAAP.

The following table shows the changes in redeemable noncontrolling interest balance (in thousands):

	Year Ended June 30,
	2022	2021
Balance at beginning of period	$1,790	$2,852
Net loss attributable to redeemable noncontrolling interest	—	(434)
Decrease in redemption value of noncontrolling interest put option	—	(628)
Payment for purchase of redeemable noncontrolling interest of subsidiary	(1,790)	—
Balance at end of period	$—	$1,790

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

			Life-to-Date
	Year Ended June 30,		Current Share
	2022	2021	Repurchase Program
Total number of share repurchases	—	2,929,906	—
Total cost of share repurchases	$—	$100,000	$—
Average price paid per share	$—	$34.13	$—

As of June 30, 2022, $300.0 million of authorized share repurchases were remaining under the current share repurchase program. Repurchases under our share repurchase programs were suspended on March 12, 2020 due to the economic uncertainty caused by the COVID-19 pandemic. In November 2020, Adtalem resumed repurchases under its share repurchase programs. Repurchases were suspended in May 2021 after achieving management’s target of $100.0 million in repurchases for fiscal year 2021. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in private negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

ASR Agreement

On March 14, 2022, we entered into an ASR agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock representing approximately 80% of the total shares expected to be delivered at the time of executing the ASR based on the per share price on the day prior to the execution date. This initial delivery of shares has reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. The final settlement of the ASR agreement is expected to be completed no later than during the second quarter of fiscal year 2023 in accordance with the contractual completion date. At settlement, our counterparty may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to our counterparty.

We recorded the $150.0 million purchase price of the ASR as a reduction to shareholders’ equity, consisting of a $120.0 million increase in common stock held in treasury and a $30.0 million reduction in additional paid-in capital, which represented an equity forward contract, on the Consolidated Balance Sheets as of June 30, 2022.

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Year Ended June 30,
	2022	2021	2020
Foreign currency translation adjustments
Beginning balance	$(670)	$(1,383)	$(137,389)
Gain (loss) on foreign currency translation	59	713	(157,354)
Reclassification from other comprehensive income	(349)	—	293,360
Ending balance	$(960)	$(670)	$(1,383)

Available-for-sale marketable securities
Beginning balance, gross	$—	$242	$131
Beginning balance, tax effect	—	(59)	(32)
Beginning balance, net of tax	—	183	99
Unrealized (loss) gain on available-for-sale marketable securities	—	(75)	111
Tax effect	—	18	(27)
Reclassification from other comprehensive income	—	(126)	—
Ending balance	$—	$—	$183

Interest rate swap
Beginning balance, gross	$(8,926)	$(10,399)	$—
Beginning balance, tax effect	2,231	2,544	—
Beginning balance, net of tax	(6,695)	(7,855)	—
Unrealized gain (loss) on interest rate swap	—	1,473	(10,399)
Tax effect	—	(313)	2,544
Reclassification from other comprehensive income	6,695	—	—
Ending balance	$—	$(6,695)	$(7,855)

Total ending balance	$(960)	$(7,365)	$(9,055)

17. Stock-Based Compensation

Adtalem maintains two stock-based incentive plans: the Amended and Restated Incentive Plan of 2005 and the Fourth Amended and Restated Incentive Plan of 2013, which are administered by the Compensation Committee of the Board. Under these plans, directors, key executives, and managerial employees are eligible to receive incentive or nonqualified stock options to purchase shares of Adtalem’s common stock and also permit the granting of stock appreciation rights, RSUs, performance-based RSUs, and other stock and cash-based compensation. Although options remain outstanding under the 2005 incentive plan, no further grants will be issued under this plan. We issue options generally with a four-year graduated vesting from the grant date and expire ten years from the grant date. The option price under the plans is the fair market value of the shares on the date of the grant.

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

As of June 30, 2022, 3,123,978 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the year ended June 30, 2022:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2021	1,561,049	$32.05
Granted	181,825	37.00
Exercised	(416,045)	21.34
Forfeited	(132,807)	40.11
Expired	(49,650)	41.87
Outstanding as of June 30, 2022	1,144,372	35.36	6.3	$2,979
Exercisable as of June 30, 2022	725,912	$34.67	5.1	$2,371

The total intrinsic value of options exercised for the years ended June 30, 2022, 2021, and 2020 was $6.9 million, $1.1 million, and $1.2 million, respectively. The tax benefit from options exercised for the years ended June 30, 2022, 2021, and 2020 was $1.8 million, $0.3 million, and $0.3 million, respectively.

The fair value of Adtalem’s options was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans for the years ended June 30, 2022, 2021, and 2020 was $14.72, $12.23, and $16.98, per share, respectively. The fair value of Adtalem’s option grants was estimated assuming the following weighted-average assumptions:

	Fiscal Year
	2022	2021	2020
Expected life (in years)	6.56	6.54	6.51
Expected volatility	39.99%	39.27%	37.66%
Risk-free interest rate	0.94%	0.45%	1.40%
Dividend yield	0.00%	0.00%	0.00%

The expected life of the options granted is based on the weighted-average exercise life with age and salary adjustment factors from historical exercise behavior. Adtalem’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant, and Adtalem’s long-term historical volatility.

During fiscal year 2022, Adtalem granted 750,192 RSUs to selected employees and directors. Of these, 235,351 were performance-based RSUs and 514,841 were non-performance-based RSUs. We issue performance-based RSUs generally with a three-year cliff vest from the grant date. The final number of shares issued under performance-based RSUs is based on consolidated return on invested capital and free cash flow per share metrics and approved by the Compensation Committee of the Board. We issue non-performance-based RSUs generally with a four-year graduated vesting from the grant date. We also regularly issue RSUs to our Board members with a one-year cliff vest from the grant date. The recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the year ended June 30, 2022:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding as of July 1, 2021	888,005	$35.84
Granted	750,192	35.03
Vested	(288,050)	37.66
Forfeited	(178,455)	34.70
Outstanding as of June 30, 2022	1,171,692	$35.05

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans for the years ended June 30, 2022, 2021, and 2020 were $35.03, $31.26, and $42.22, per share, respectively.

Stock-based compensation expense, which is primarily included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Stock-based compensation	$22,611	$12,824	$13,878
Income tax benefit	(3,658)	(2,824)	(4,463)
Stock-based compensation, net of tax	$18,953	$10,000	$9,415

As of June 30, 2022, $19.3 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of options and RSUs vested during the years ended June 30, 2022, 2021, and 2020 was $15.2 million, $17.3 million, and $14.5 million, respectively. There was no capitalized stock-based compensation cost as of each of June 30, 2022 and 2021. Adtalem issues new shares of common stock to satisfy options exercises and RSU vestings.

18. Employee Benefit Plans

401(k) Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in Adtalem’s 401(k) Retirement Plan. Effective January 1, 2020, Adtalem makes a matching employer contribution into the 401(k) Retirement Plan of 100% up to the first 6% of the participant’s eligible compensation and eliminated future discretionary contributions. Prior to January 1, 2020, Adtalem made matching employer contributions into the 401(k) Retirement Plan of 100% up to the first 4% of the participant’s eligible compensation and made discretionary contributions in an amount determined annually. Expenses for the matching and discretionary contributions under the plan were $18.4 million, $12.0 million, and $9.5 million for the years ended June 30, 2022, 2021, and 2020, respectively.

Colleague Stock Purchase Plan

Under provisions of Adtalem’s current Colleague Stock Purchase Plan, any eligible employee may authorize Adtalem to withhold up to $25,000 of annual wages to purchase common stock of Adtalem. Adtalem implemented a new Colleague Stock Purchase Plan approved by stockholders at Adtalem’s annual meeting of stockholders held on November 6, 2019 which allows for the issuance of 500,000 shares. Currently, employees can purchase Adtalem’s common stock at 90% of the prevailing market price on the purchase date. Adtalem subsidizes the remaining 10% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2022, 2021, and 2020. Total shares issued under the plans were 18,328, 8,857, and 705 for the years ended June 30, 2022, 2021, and 2020, respectively. These plans are intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, Adtalem is re-issuing treasury shares to satisfy colleague share purchases under this plan.

Nonqualified Deferred Compensation Plan

Adtalem has a nonqualified deferred compensation (“NDCP”) plan for highly compensated employees and its Board members. The plan allows participants to make tax-deferred contributions that cannot be made under the 401(k) Retirement Plan because of Internal Revenue Service limitations. The plan permits the deferral of up to 50% of a participant’s salary and up to 100% of a participant’s bonus or board fee. Adtalem currently matches up to 6% of the total eligible compensation of participants who make contributions under the plan. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Total liabilities under the NDCP plan included in accrued liabilities on the Consolidated Balance Sheets as of June 30, 2022 and 2021 were $16.3 million and $20.3 million, respectively. The increase or decrease in the fair value of the liabilities under the NDCP plan is included in student services and administrative expense in the Consolidated Statements of Income (Loss).

We have elected to fund our NDCP plan obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are placed in investments whose performance is generally consistent with the investments chosen by participants under their NDCP plan accounts, which are designated as trading securities and carried at fair value. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2022 and 2021 was $17.8 million and $20.6 million, respectively. For the year ended June 30, 2022, we recorded trading gains and losses in student services and administrative expense in the Consolidated Statements of Income (Loss). For the years ended June 30, 2021 and 2020, we recorded trading gains and losses in investment gain in the Consolidated Statements of Income (Loss).

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2022 and 2021 was $17.8 million and $20.6 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The fair value of the credit extension programs, which approximates its carrying value, included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of June 30, 2022 and 2021 of $27.5 million and $29.2 million, respectively, is estimated by discounting the future cash flows using current rates for similar arrangements and is classified as Level 2. See Note 9 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan repayment of $10.0 million during the third quarter of fiscal year 2022. The fair value of the DeVry Note approximated its carrying value of $10.0 million as of June 30, 2021. The carrying value is included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2021. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 4% per annum and is classified as Level 2.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, included in other assets, net on the Consolidated Balance Sheets as of June 30, 2022 and 2021 was $44.0 million and $42.7 million, respectively. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of June 30, 2022 and 2021 were $16.3 million and $20.3 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of June 30, 2022 and 2021, borrowings under our long-term debt agreements were $859.2 million and $1,091.0 million, respectively. The fair value of the Notes was $363.7 million as of June 30, 2022, which is based upon quoted market prices and is classified as Level 1. The fair value of the Term Loan B was $432.1 million as of June 30, 2022, which is based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to fully mitigate risks associated with the variable interest rate on our Prior Term Loan B debt with an effective date of March 31, 2020. The fair value of our Swap was based in part on data received from the counterparty, and represented the estimated amount we would receive or pay to settle the Swap, taking into consideration current and projected future interest rates as well as the creditworthiness of the counterparty, all of which can be validated through readily observable data from external sources, in which case the measurements are classified within Level 2. The fair value of the Swap was represented within other liabilities on the Consolidated Balance Sheets with a balance of $8.9 million as of June 30, 2021. On July 29, 2021, prior to refinancing our Prior Credit Agreement, we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for the year ended June 30, 2022. See Note 13 “Debt” for additional information on the Swap.

As of June 30, 2022 and 2021, there were no assets or liabilities measured at fair value using Level 3 inputs.

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2022. See Note 12 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

20. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of June 30, 2022, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of June 30, 2022. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff sought compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The plaintiff later filed an amended complaint asserting similar claims with a new lead plaintiff, Dave McCormick. After discussions among the parties, the court granted a Motion for Preliminary Approval of Class Action Settlement (the “McCormick Settlement”) on May 28, 2020. In conjunction with the McCormick Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets as of each of June 30, 2022 and 2021. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheets as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statements of Income (Loss) for the year ended June 30, 2020. As of June 30, 2020, we had anticipated the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. We now anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2023. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The court issued an order approving the McCormick Settlement on October 7, 2020 and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of Jose David Valderrama (“Valderrama”), a class member who objected to the terms of the McCormick Settlement, a notice of appeal of the court’s order approving the McCormick Settlement. On November 5, 2020, Richardo Peart (“Peart”), another class member who objected to the terms of the McCormick Settlement, filed a similar notice of appeal. Those appeals were consolidated before the Appellate Court of Illinois, First District and fully briefed. The Appellate Court agreed to stay Valderrama’s and Peart’s appeals of the McCormick Settlement pending the outcome of mediation involving the objections to the McCormick Settlement. The objections were not resolved at a mediation on February 1, 2022. Valderrama’s objection was withdrawn as part of the Stoltmann settlement discussed below. Peart’s objection remained pending a decision by the Appellate Court. On May 4, 2022, the Appellate Court denied Peart’s objection and affirmed the Circuit Court of Cook County’s approval of the McCormick Settlement. Adtalem settled with Peart and the McCormick Settlement is now final. The Circuit Court of Cook County is in the process of administering the $44.95 million settlement fund.

In addition to Valderrama, Stoltmann Law Offices represented 552 individuals (“Stoltmann Claimants”) who opted out of the McCormick Settlement and filed claims with the Judicial Arbitration and Mediation Services, Inc. (“JAMS”) alleging fraud-based claims based on DeVry University’s graduate employment statistics.

On November 2, 2021, Adtalem and the Stoltmann Law Offices participated in a mediation to resolve the claims of the Stoltmann Claimants. Adtalem and the Stoltmann Law Offices have reached agreement on settlement terms (“Stoltmann Settlement”). The Adtalem Board of Directors approved the Stoltmann Settlement. The settlement amount, $20,375,000, was reduced by $75,000 for each of the Stoltmann Claimants that declined to participate in the settlement. Of Stoltmann’s 552 Claimants, six declined to participate, reducing the settlement amount by $450,000. On February 28, 2022, Adtalem remitted $19,925,000 to the Stoltmann Laws Offices on behalf of the 546 participating Stoltmann Claimants. Of the six Stoltmann Claimants that declined to participate in the settlement, two voluntarily dismissed their arbitrations; one arbitration was stayed at the Claimant’s request; and three Claimants have not recommenced their arbitrations.

On January 19, 2021, a putative class action was filed in the United States District Court for the Northern District of Ohio against Chamberlain by Tanesia Dean on behalf of herself and similarly situated students of Chamberlain. The complaint alleged breach of contract and unjust enrichment claims against Chamberlain related to its decision to transition all classes online in March 2020, in light of the global COVID-19 pandemic, without altering tuition or fees. The putative class was defined to include all students, nationwide, who paid tuition and fees during the following academic sessions: May 2020, July 2020, September 2020, November 2020, and January 2021. Plaintiff sought monetary relief exceeding $5 million, and attorneys’ fees, costs, and expenses. On April 5, 2021, Chamberlain filed a motion to dismiss the complaint in its entirety. The motion to dismiss was granted in full on August 16, 2021 and the case was dismissed. On September 14, 2021, plaintiff filed an appeal in the Sixth Circuit asserting that the trial judge erred in dismissing plaintiff’s complaint. On June 16, 2022 the Sixth Circuit affirmed the dismissal of the plaintiff’s complaint. The plaintiff did not request a rehearing and has 90 days from June 16, 2022 to file a writ of certiorari with the U.S. Supreme Court.

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

On July 22, 2021, plaintiffs Cheryl Burleigh and Chad Harris (both contributing faculty members at Walden) filed a class action complaint in the Superior Court of Alameda County, California alleging violations of California wage and hour laws by Walden and Laureate Education, Inc. The complaint alleges that Walden’s “per assignment” pay scale results in uncompensated work time for plaintiffs and class members for time spent in trainings and meetings. Plaintiffs also allege that they were not paid for meal and rest breaks, that they were not reimbursed for necessary business expenses, that Walden did not provide wage statements as required by California state law, and that they were not paid wages due upon termination. Plaintiffs also allege derivative claims under California’s Unfair Competition Law. The complaint seeks restitution including pay for uncompensated hours of work, unreimbursed business expenses and interest, liquidated damages, declaratory relief, injunctive relief, penalties, and attorney fees and costs. Walden and Laureate have filed a demurrer. On January 28, 2022, the parties agreed to settle the complaint for an immaterial amount, subject to the approval of the Superior Court of Alameda County, California. The Plaintiffs filed their motion for preliminary approval of the settlement on June 7, 2022. The Court issued a preliminary approval Order on July 26, 2022.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. On March 23, 2022, Walden filed a Motion to Dismiss the Plaintiffs’ claims for failure to state a claim upon which relief can be granted. This motion is fully briefed and we await a ruling by the court.

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

21. Segment Information

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

We present three reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing and health professions postsecondary education industry. This segment includes the operations of Chamberlain.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s operating income excluding special items. Operating income excludes special items, which consists of deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, Walden intangible asset amortization, and gain on sale of assets. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Segments may have allocated depreciation expense related to depreciable assets reported as an asset in a different segment or at Home Office and Other. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Revenue:
Chamberlain	$557,536	$563,814	$511,655
Walden	485,393	—	—
Medical and Veterinary	344,193	343,087	354,772
Total consolidated revenue	$1,387,122	$906,901	$866,427
Operating income excluding special items:
Chamberlain	$127,252	$128,851	$99,652
Walden	105,732	—	—
Medical and Veterinary	74,428	67,852	68,092
Home Office and Other	(36,092)	(40,189)	(38,773)
Total consolidated operating income excluding special items	271,320	156,514	128,971
Reconciliation to Consolidated Financial Statements:
Deferred revenue adjustment	(8,561)	—	—
CEO transition costs	(6,195)	—	—
Restructuring expense	(25,628)	(6,869)	(23,683)
Business acquisition and integration expense	(53,198)	(31,593)	—
Walden intangible amortization expense	(97,274)	—	—
Gain on sale of assets	—	—	4,779
Total consolidated operating income	80,464	118,052	110,067
Net other (expense) income	(125,528)	(34,633)	94,919
Total consolidated (loss) income from continuing operations before income taxes	$(45,064)	$83,419	$204,986
Segment assets:
Chamberlain	$293,461	$484,110	$483,563
Walden	1,685,918	—	—
Medical and Veterinary	708,265	773,168	748,388
Home Office and Other	341,531	1,247,653	444,243
Discontinued Operations	—	579,912	581,864
Total consolidated assets	$3,029,175	$3,084,843	$2,258,058
Capital expenditures:
Chamberlain	$15,235	$28,631	$19,920
Walden	5,393	—	—
Medical and Veterinary	3,277	4,121	5,414
Home Office and Other	7,149	7,129	14,271
Total consolidated capital expenditures	$31,054	$39,881	$39,605
Depreciation expense:
Chamberlain	$18,547	$16,123	$14,869
Walden	9,255	—	—
Medical and Veterinary	13,890	14,431	14,195
Home Office and Other	2,882	3,334	3,214
Total consolidated depreciation expense	$44,574	$33,888	$32,278
Intangible asset amortization expense:
Walden	$97,274	$—	$—
Total consolidated intangible asset amortization expense	$97,274	$—	$—

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Revenue from unaffiliated customers:
Domestic operations	$1,042,929	$563,814	$511,655
Barbados, St. Kitts, and St. Maarten	344,193	343,087	354,772
Total consolidated revenue	$1,387,122	$906,901	$866,427
Long-lived assets:
Domestic operations	$289,129	$286,720	$273,368
Barbados, St. Kitts, and St. Maarten	178,792	164,337	185,362
Total consolidated long-lived assets	$467,921	$451,057	$458,730

No one customer accounted for more than 10% of Adtalem’s consolidated revenue for all periods presented.

22. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly data for the years ended June 30, 2022 and 2021, are as follows (in thousands, except per share amounts):

	Quarter
Year Ended June 30, 2022	First	Second	Third	Fourth	Total Year
Revenue	$289,070	$371,198	$365,623	$361,231	$1,387,122
Operating (loss) income	$(22,063)	$24,734	$33,264	$44,529	$80,464
Amounts attributable to Adtalem:
(Loss) income from continuing operations	$(77,182)	$39,034	$5,857	$2,464	$(29,827)
Income (loss) from discontinued operations	$19,178	$(21,181)	$343,985	$5,550	$347,532
Net (loss) income attributable to Adtalem	$(58,004)	$17,853	$349,842	$8,014	$317,705
Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$(1.55)	$0.78	$0.12	$0.05	$(0.62)
Discontinued operations	$0.39	$(0.43)	$7.03	$0.12	$7.18
Total basic (loss) earnings per share	$(1.17)	$0.36	$7.15	$0.18	$6.57
Diluted:
Continuing operations	$(1.55)	$0.78	$0.12	$0.05	$(0.62)
Discontinued operations	$0.39	$(0.42)	$6.97	$0.12	$7.18
Total diluted (loss) earnings per share	$(1.17)	$0.36	$7.09	$0.18	$6.57

	Quarter
Year Ended June 30, 2021	First	Second	Third	Fourth	Total Year
Revenue	$218,826	$234,396	$230,213	$223,466	$906,901
Operating income	$25,951	$29,064	$35,961	$27,076	$118,052
Amounts attributable to Adtalem:
Income from continuing operations	$19,586	$23,941	$24,238	$2,565	$70,330
Income (loss) from discontinued operations	$344	$(626)	$414	$6,447	$6,579
Net income attributable to Adtalem	$19,930	$23,315	$24,652	$9,012	$76,909
Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$0.37	$0.46	$0.48	$0.05	$1.37
Discontinued operations	$0.01	$(0.01)	$0.01	$0.13	$0.13
Total basic earnings per share	$0.38	$0.45	$0.49	$0.18	$1.50
Diluted:
Continuing operations	$0.37	$0.46	$0.47	$0.05	$1.36
Discontinued operations	$0.01	$(0.01)	$0.01	$0.13	$0.13
Total diluted earnings per share	$0.38	$0.44	$0.48	$0.18	$1.49

Adtalem Global Education Inc.

Schedule II

Valuation and Qualifying Accounts

Years Ended June 30, 2022, 2021, and 2020

(in thousands)

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
Description of Allowances and Reserves	of Year	Expenses	Accounts	Deductions		of Year
Year Ended June 30, 2022
Credit losses deducted from accounts and notes receivable	$28,391	$27,141	$—	$9,744	(a)	$45,788
Valuation allowances deducted from deferred tax assets	4,985	5,522	—	117		10,390
Year Ended June 30, 2021
Credit losses deducted from accounts and notes receivable	$24,430	$11,023	$—	$7,062	(a)	$28,391
Valuation allowances deducted from deferred tax assets	5,147	(162)	—	—		4,985
Year Ended June 30, 2020
Credit losses deducted from accounts and notes receivable	$12,726	$14,431	$—	$2,727	(a)	$24,430
Valuation allowances deducted from deferred tax assets	5,583	(436)	—	—		5,147
(a)	Write-offs of uncollectable amounts and cash recoveries.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2022 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2022, Adtalem’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, Adtalem’s management concluded that as of June 30, 2022, its internal control over financial reporting was effective based upon these criteria.

 The effectiveness of Adtalem’s internal control over financial reporting as of June 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

Changes in Internal Control Over Financial Reporting

During fiscal year 2022, Adtalem completed is acquisition of Walden on August 12, 2021 (the “Acquired Company”). See Note 3 “Acquisitions”) to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of the acquisition and related financial data. Adtalem is currently in the process of integrating the Acquired Company’s internal controls over financial reporting. Except for the inclusion of the Acquired Company, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to COVID-19, a significant amount of institution and home office administrative operations continue to be delivered and performed remotely. These remote work arrangements have not adversely affected, and are not reasonably likely to adversely affect, Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to Adtalem’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 9, 2022 (the “Proxy Statement”). The information required by Item 10 with respect to Executive Officers is set forth in “Information About Our Executive Officers” at the end of Part I of this Annual Report on Form 10-K.

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

3.	Exhibits
Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
2(a)	Stock Purchase Agreement, by and between the Registrant and Cogswell Education, LLC, dated December 4, 2017 (the “Stock Purchase Agreement”)		Exhibit 2.1 to the Registrant’s Form 8-K dated December 4, 2017
2(b)	Amendment No. 1 to the Stock Purchase Agreement, dated August 2, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated August 3, 2018
2(c)	Amendment No. 2 to the Stock Purchase Agreement dated as of December 11, 2018, by and between the Registrant and Cogswell		Exhibit 2.3 to the Registrant’s Form 8-K dated December 12, 2018
2(d)	Amendment No. 3 to the Stock Purchase Agreement, dated as of December 11, 2018, by and between the Registrant and Cogswell		Exhibit 2.4 to the Registrant’s Form 8-K dated December 12, 2018
2(e)	Membership Interest Purchase Agreement, by and between the Registrant and San Joaquin Valley College, Inc., dated June 28, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated June 29, 2018
2(f)

Stock Purchase Agreement by and among Global Education International B.V., Sociedade de Ensino Superior Estácio de Sá Ltda., the Registrant, and Estácio Participações S.A., dated as of October 18, 2019

Exhibit 2.1 to the Registrant’s Form 8-K dated October 23, 2019
2(g)	Letter Agreement, by and among, Global Education International B.V., Sociedade de Ensino Superior Estácio de Sá Ltda., the Registrant, and Estácio Participações S.A., dated as of April 24, 2020		Exhibit 2.2 to the Registrant’s Form 8-K dated April 27, 2020
2(h)	Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of September 11, 2020		Exhibit 2.1 to the Registrant’s Form 8-K dated September 16, 2020
2(i)	Waiver and Amendment to Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of July 21, 2021		Exhibit 2.1 to the Registrant’s Form 8-K dated July 27, 2021
2(j)	Equity Purchase Agreement, by and among McKissock, LLC, Avalon Acquiror, Inc. and the Registrant, dated as of January 24, 2022		Exhibit 2.1 to the Registrant’s Form 8-K dated January 25, 2022
2(k)	Equity Purchase Agreement Side Letter, by and among McKissock, LLC, Avalon Acquiror, Inc. and the Registrant, dated as of March 10, 2022		Exhibit 2.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2022
3(a)	Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.2 to the Registrant’s Form 8-K dated May 22, 2017
3(b)	Amendment to Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.1 to the Registrant’s Form 8-K dated May 22, 2017
3(c)	Amended and Restated By-Laws of the Registrant, as amended November 10, 2021		Exhibit 3.1 to the Registrant’s Form 8-K dated November 15, 2021
4(a)	Description of Registrant’s Securities	X
4(b)	Commitment Letter, dated as of September 11, 2020, by and among the Registrant as borrower, and Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Credit Suisse AG,		Exhibit 10.1 to the Registrant’s Form 8-K dated September 16, 2020

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
Cayman Islands Branch, Credit Suisse Loan Funding LLC and MUFG Bank, Ltd., as lead arrangers
4(c)	Indenture, dated as of March 1, 2021, by and between Adtalem Escrow Corporation, as escrow issuer, and U.S. Bank National Association, as trustee and notes collateral agent		Exhibit 4.1 to the Registrant’s Form 8-K dated March 1, 2021
4(d)	Form of 5.500% Senior Notes due 2028 (included in Exhibit 4.1)		Exhibit 4.2 to the Registrant’s Form 8-K dated March 1, 2021
4(e)

Supplemental Indenture, dated as of August 12, 2021, by and between the Registrant, as issuer, the parties that are signatories thereto as Subsidiary Guarantors, as subsidiary guarantors, and U.S. Bank National Association, as trustee and notes collateral agent

Exhibit 4.2 to the Registrant’s Form 8-K dated August 12, 2021
4(f)

Credit Agreement, dated as of August 12, 2021, by and between the Registrant, as borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent

Exhibit 10.1 to the Registrant’s Form 8-K dated August 12, 2021
10(a)*	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010
10(b)*	Registrant’s Fourth Amended and Restated Incentive Plan of 2013		Appendix A of the Supplement to Proxy Statement dated October 10, 2017
10(c)*	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014
10(d)*	Registrant’s Retirement Plan	X
10(e)*	Amendment One to the Registrant’s Retirement Plan	X
10(f)*	Amendment Two to the Registrant’s Retirement Plan	X
10(g)*	Amendment Three to the Registrant’s Retirement Plan	X
10(h)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(i)*	Form of Incentive Stock Option Agreement for Executive Officers under the Amended and Restated Incentive Plan of 2005		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(j)*	Form of Incentive Stock Option Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(k)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(l)*	Form of Nonqualified Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(m)*	Form of Incentive Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(n)*	Form of Incentive Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(o)*	Form of Full Value Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 8, 2014

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10(p)*	Form of Full Value Share Award Agreement for Directors under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(t) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(q)*	Form of Full Value Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(u) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(r)*	Form of Performance Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(v) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(s)*	Form of Performance Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(w) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(t)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(x) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(u)*	Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(v)*	Form of Incentive Stock Option Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(w)*	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(x)*	Form of Restricted Stock Unit Award Agreement for Directors under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(d) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(y)*	Form of Restricted Stock Unit Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(z)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(aa)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(bb)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(h) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(cc)*	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010
10(dd)*	Executive Employment Agreement between the Registrant and Gregory S. Davis, dated July 7, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated January 1, 2017
10(ee)*	Executive Employment Agreement between the Registrant and Steven Riehs, dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10(ff)*	Executive Employment Agreement between the Registrant and Susan Groenwald, dated September 1, 2011		Exhibit 10(ii) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(gg)*	Executive Employment Agreement between the Registrant and Donna N. Jennings-Howell, dated October 12, 2009		Exhibit 10(jj) to the Registrant’s Form 10-K for the year ended June 30, 2018
10(hh)	Promissory Note, dated December 11, 2018, by and between the Registrant and DeVry University, Inc.		Exhibit 2.5 to the Registrant’s Form 8-K dated December 12, 2018
10(ii)*	Executive Employment Agreement between the Registrant and Michael O. Randolfi		Exhibit 10.1 to the Registrant’s Form 8-K dated August 27, 2019
10(jj)*	Executive Employment Agreement between the Registrant and Karen S. Cox, dated June 15, 2018		Exhibit 10(nn) to the Registrant’s Form 10-K for the year ended June 30, 2020
10(kk)*	Executive Employment Agreement between the Registrant and Douglas G. Beck, dated May 6, 2021		Exhibit 10(gg) to the Registrant’s Form 10-K for the year ended June 30, 2021
10(ll)*	Executive Employment Agreement effective September 8, 2021, between the Registrant and Stephen W. Beard		Exhibit 10.1 to the Registrant’s Form 8-K dated August 6, 2021
10(mm)*	Executive Employment Agreement effective September 8, 2021, between the Registrant and Lisa W. Wardell		Exhibit 10.1 to the Registrant’s Form 8-K/A dated September 13, 2021
10(nn)*	Severance Agreement and General Release dated September 13, 2021 by and between the Registrant and Kathy Boden Holland		Exhibit 10.1 to the Registrant’s Form 8-K/A dated September 14, 2021
10(oo)*	Executive Employment Agreement effective October 18, 2021, between the Registrant and Robert J. Phelan		Exhibit 10.1 to the Registrant’s Form 8-K dated November 15, 2021
10(pp)*	Executive Employment Agreement between the Registrant and John Danaher	X
10(qq)*	Executive Employment Agreement between the Registrant and Maurice Herrera	X
10(rr)	Confirmation for Fixed Dollar Accelerated Share Repurchase Transaction, dated as of March 14, 2022, by and between the Registrant and Morgan Stanley & Co. LLC		Exhibit 10.1 to the Registrant’s Form 8-K dated March 15, 2022
21	Subsidiaries of the Registrant	X
23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.

Date: August 11, 2022	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lisa W. Wardell	Executive Chairman of the Board	August 11, 2022
Lisa W. Wardell

/s/ Stephen W. Beard	President and Chief Executive Officer	August 11, 2022
Stephen W. Beard	(Principal Executive Officer)

/s/ Robert J. Phelan	Senior Vice President and Chief Financial Officer	August 11, 2022
Robert J. Phelan	(Principal Financial Officer)

/s/ Manjunath Gangadharan	Vice President and Chief Accounting Officer	August 11, 2022
Manjunath Gangadharan	(Principal Accounting Officer)

/s/ William W. Burke	Lead Independent Director	August 11, 2022
William W. Burke

/s/ Charles DeShazer	Director	August 11, 2022
Charles DeShazer

/s/ Mayur Gupta	Director	August 11, 2022
Mayur Gupta

/s/ Donna J. Hrinak	Director	August 11, 2022
Donna J. Hrinak

/s/ Georgette Kiser	Director	August 11, 2022
Georgette Kiser

/s/ William Krehbiel	Director	August 11, 2022
William Krehbiel

/s/ Lyle Logan	Director	August 11, 2022
Lyle Logan

/s/ Michael W. Malafronte	Director	August 11, 2022
Michael W. Malafronte

/s/ Sharon O’Keefe	Director	August 11, 2022
Sharon O’Keefe

/s/ Kenneth J. Phelan	Director	August 11, 2022
Kenneth J. Phelan