Form 10-Q
period 2022-09-30
Adtalem Global Education Inc.
filed 2022-11-03
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

(312) 651-1400

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

As of October 27, 2022, there were 45,404,650 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	September 30,	June 30,	September 30,
	2022	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$327,515	$346,973	$323,994
Restricted cash	2,480	964	20,220
Accounts receivable, net	111,858	81,635	140,390
Prepaid expenses and other current assets	128,069	126,467	162,463
Current assets held for sale	—	—	62,725
Total current assets	569,922	556,039	709,792
Noncurrent assets:
Property and equipment, net	281,581	289,926	308,759
Operating lease assets	158,287	177,995	167,249
Deferred income taxes	49,318	51,093	61,654
Intangible assets, net	855,049	873,577	954,400
Goodwill	961,262	961,262	952,764
Other assets, net	120,630	119,283	113,819
Noncurrent assets held for sale	—	—	530,627
Total noncurrent assets	2,426,127	2,473,136	3,089,272
Total assets	$2,996,049	$3,029,175	$3,799,064

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$64,407	$57,140	$99,691
Accrued payroll and benefits	55,034	66,642	57,463
Accrued liabilities	93,805	98,124	124,748
Deferred revenue	227,238	144,840	236,990
Current operating lease liabilities	50,065	50,781	55,925
Current portion of long-term debt	—	—	6,375
Current liabilities held for sale	—	—	55,038
Total current liabilities	490,549	417,527	636,230
Noncurrent liabilities:
Long-term debt	741,696	838,908	1,600,043
Long-term operating lease liabilities	164,840	177,045	164,172
Deferred income taxes	26,408	25,554	26,390
Other liabilities	62,517	65,074	72,688
Noncurrent liabilities held for sale	—	—	32,570
Total noncurrent liabilities	995,461	1,106,581	1,895,863
Total liabilities	1,486,010	1,524,108	2,532,093
Commitments and contingencies (Note 19)
Redeemable noncontrolling interest	—	—	1,790
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 45,396, 45,177, and 49,753 shares outstanding as of September 30, 2022, June 30, 2022, and September 30, 2021, respectively	821	818	817
Additional paid-in capital	529,229	521,848	537,402
Retained earnings	2,325,002	2,322,810	1,947,101
Accumulated other comprehensive loss	(2,227)	(960)	(740)
Treasury stock, at cost, 36,703, 36,619, and 31,903 shares as of September 30, 2022, June 30, 2022, and September 30, 2021, respectively	(1,342,786)	(1,339,449)	(1,219,399)
Total shareholders' equity	1,510,039	1,505,067	1,265,181
Total liabilities and shareholders' equity	$2,996,049	$3,029,175	$3,799,064

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income (Loss)

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021
Revenue	$354,559	$289,070
Operating cost and expense:
Cost of educational services	159,645	152,050
Student services and administrative expense	148,341	129,436
Restructuring expense	15,065	3,094
Business acquisition and integration expense	8,415	26,553
Total operating cost and expense	331,466	311,133
Operating income (loss)	23,093	(22,063)
Other income (expense):
Interest income	1,567	878
Interest expense	(17,760)	(47,393)
Net other expense	(16,193)	(46,515)
Income (loss) from continuing operations before income taxes	6,900	(68,578)
Provision for income taxes	(1,054)	(8,604)
Income (loss) from continuing operations	5,846	(77,182)
Discontinued operations:
Loss from discontinued operations before income taxes	(3,438)	(6,050)
Loss on disposal of discontinued operations before income taxes	(3,359)	—
Benefit from income taxes	3,143	25,228
(Loss) income from discontinued operations	(3,654)	19,178
Net income (loss)	$2,192	$(58,004)

Earnings (loss) per share:
Basic:
Continuing operations	$0.13	$(1.55)
Discontinued operations	$(0.08)	$0.39
Total basic earnings (loss) per share	$0.05	$(1.17)
Diluted:
Continuing operations	$0.13	$(1.55)
Discontinued operations	$(0.08)	$0.39
Total diluted earnings (loss) per share	$0.05	$(1.17)

Weighted-average shares outstanding:
Basic shares	45,274	49,663
Diluted shares	46,342	49,663

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2022	2021
Net income (loss)	$2,192	$(58,004)
Other comprehensive income (loss), net of tax
Loss on foreign currency translation adjustments	(1,267)	(70)
Comprehensive income (loss) before reclassification	925	(58,074)
Reclassification adjustment for loss on interest rate swap	—	6,695
Comprehensive income (loss)	$925	$(51,379)

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2022	2021
Operating activities:
Net income (loss)	$2,192	$(58,004)
Loss (income) from discontinued operations	3,654	(19,178)
Income (loss) from continuing operations	5,846	(77,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	6,145	9,711
Amortization and impairments to operating lease assets	19,708	12,323
Depreciation	10,805	10,499
Amortization of intangible assets	18,528	16,451
Amortization and write-off of debt discount and issuance costs	4,227	17,858
Provision for bad debts	5,991	6,189
Deferred income taxes	2,629	(10,186)
Loss on disposals, accelerated depreciation, and impairments to property and equipment	3,483	282
Gain on extinguishment of debt	(71)	—
Changes in assets and liabilities:
Accounts receivable	(33,219)	(78,283)
Prepaid expenses and other current assets	(1,602)	(199)
Accounts payable	7,586	26,706
Accrued payroll and benefits	(11,593)	(21,231)
Accrued liabilities	(9,010)	(24,846)
Deferred revenue	82,398	157,225
Operating lease liabilities	(12,921)	(13,397)
Other assets and liabilities	(7,406)	(2,414)
Net cash provided by operating activities-continuing operations	91,524	29,506
Net cash (used in) provided by operating activities-discontinued operations	(130)	11,358
Net cash provided by operating activities	91,394	40,864
Investing activities:
Capital expenditures	(5,551)	(6,691)
Payment for purchase of business, net of cash and restricted cash acquired	—	(1,481,789)
Net cash used in investing activities-continuing operations	(5,551)	(1,488,480)
Net cash used in investing activities-discontinued operations	—	(633)
Payment for working capital adjustment for sale of business	(811)	—
Net cash used in investing activities	(6,362)	(1,489,113)
Financing activities:
Proceeds from exercise of stock options	1,241	7,685
Employee taxes paid on withholding shares	(3,486)	(2,228)
Proceeds from stock issued under Colleague Stock Purchase Plan	132	114
Proceeds from long-term debt	—	850,000
Repayments of long-term debt	(100,861)	(291,000)
Payment of debt discount and issuance costs	—	(49,553)
Net cash (used in) provided by financing activities	(102,974)	515,018
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(70)
Net decrease in cash, cash equivalents and restricted cash	(17,942)	(933,301)
Cash, cash equivalents and restricted cash at beginning of period	347,937	1,313,616
Cash, cash equivalents and restricted cash at end of period	329,995	380,315
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	36,101
Cash, cash equivalents and restricted cash of continuing operations at end of period	$329,995	$344,214
Non-cash investing and financing activities:
Accrued capital expenditures	$4,713	$6,576

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2021	81,099	$811	$519,826	$2,005,105	$(7,365)	31,846	$(1,217,307)	$1,301,070
Net loss				(58,004)				(58,004)
Other comprehensive loss, net of tax					(70)			(70)
Reclassification adjustment for loss on interest rate swap					6,695			6,695
Stock-based compensation			9,906					9,906
Net activity from stock-based compensation awards	557	6	7,679			61	(2,228)	5,457
Proceeds from stock issued under Colleague Stock Purchase Plan			(9)			(4)	136	127
September 30, 2021	81,656	$817	$537,402	$1,947,101	$(740)	31,903	$(1,219,399)	$1,265,181

June 30, 2022	81,796	$818	$521,848	$2,322,810	$(960)	36,619	$(1,339,449)	$1,505,067
Net income				2,192				2,192
Other comprehensive loss, net of tax					(1,267)			(1,267)
Stock-based compensation			6,145					6,145
Net activity from stock-based compensation awards	303	3	1,238			88	(3,486)	(2,245)
Proceeds from stock issued under Colleague Stock Purchase Plan			(2)			(4)	149	147
September 30, 2022	82,099	$821	$529,229	$2,325,002	$(2,227)	36,703	$(1,342,786)	$1,510,039

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

Adtalem is a leading healthcare educator. We present three reportable segments as follows:

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

“Home Office and Other” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 20 “Segment Information.”

Business acquisition and integration costs incurred were $8.4 million and $26.6 million in the three months ended September 30, 2022 and 2021, respectively. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility and certain costs relating to this transformation are included in business acquisition and integration costs in the Consolidated Statements of Income (Loss).

2. Summary of Significant Accounting Policies

Basis of Presentation

A full listing of our significant accounting policies is described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“2022 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with GAAP for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our 2022 Form 10-K.

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

Recent Accounting Standards

Recently adopted accounting standards

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08: “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We adopted this guidance on July 1, 2022 and will apply the guidance to any future business combinations.

Recently issued accounting standards not yet adopted

In March 2022, the FASB issued ASU No. 2022-02: “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The guidance was issued as improvements to ASU No. 2016-13. The vintage disclosure changes are relevant to Adtalem and require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. Management expects to implement this guidance effective July 1, 2023. The amendments will impact our disclosures but will not otherwise impact Adtalem’s Consolidated Financial Statements.

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

The operations of Walden are included in Adtalem’s Walden reportable segment (see Note 20 “Segment Information”). The results of Walden’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition, which included revenue of $68.6 million and net loss of $9.2 million from the operations of Walden for the three months ended September 30, 2021. In addition, we incurred acquisition-related costs of $22.3 million in the three months ended September 30, 2021, which were included in business acquisition and integration expense in the Consolidated Statements of Income (Loss).

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

The fair value of the assets acquired includes accounts receivable of $22.1 million. The gross amount due under contracts is $37.9 million, of which $15.8 million was expected to be uncollectible.

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, was all assigned to the Walden reporting unit and reportable segment. The entire goodwill amount is tax deductible. Factors that contributed to a purchase price resulting in the recognition of goodwill includes Walden’s strategic fit into Adtalem’s healthcare educator strategy, the reputation of the Walden brand as a leader in online education industry, and potential future growth opportunity. Of the $833.4 million of acquired intangible assets, $495.8 million was assigned to Title IV eligibility and accreditations and $119.6 million was assigned to trade names, each of which has been determined not to be subject to amortization. The values and estimated useful lives of other intangible assets acquired are as follows (in thousands):

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

Three Months Ended
September 30,
2021
Revenue	$417,566
Net loss	$(14,693)

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

4. Discontinued Operations and Assets Held for Sale

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s Consolidated Financial Statements as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s free cash flow. Adtalem received $2.9 million during the second quarter of fiscal year 2022 related to the earn-out. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “ DeVry Note”). The DeVry

Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan repayment of $10.0 million during the third quarter of fiscal year 2022. The DeVry Note is included on the Consolidated Balance Sheets in prepaid expenses and other current assets as of September 30, 2021. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option with the exception of one lease which expires in December 2023. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases.

On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem sold the issued and outstanding shares of ACAMS, Becker, and OCL to the Purchaser for $962.7 million, net of cash of $21.5 million, subject to certain post-closing adjustments. In addition, on June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration, which resulted in a transfer of $1.9 million in cash. We recorded a loss of $3.4 million in the first quarter of fiscal year 2023 for post-closing working capital adjustments to the initial sales price for ACAMS, Becker, and OCL, which is included in loss on disposal of discontinued operations before income taxes in the Consolidated Statements of Income (Loss). These divestitures are the culmination of a long-term strategy to sharpen the focus of our portfolio and enhance our ability to address the rapidly growing and unmet demand for healthcare professionals in the U.S. As these sales represented a strategic shift that had a major effect on Adtalem’s operations and financial results, these businesses previously included in our former Financial Services segment are presented in Adtalem’s Consolidated Financial Statements as discontinued operations. In accordance with GAAP, we have classified ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale as of September 30, 2021, which includes ACAMS, Becker, OCL, and EduPristine (in thousands):

September 30,
2021
Assets:
Current assets:
Cash and cash equivalents	$36,101
Accounts receivable, net	22,821
Prepaid expenses and other current assets	3,803
Total current assets held for sale	62,725
Noncurrent assets:
Property and equipment, net	13,546
Operating lease assets	1,377
Intangible assets, net	136,263
Goodwill	376,164
Other assets, net	3,277
Total noncurrent assets held for sale	530,627
Total assets held for sale	$593,352

Liabilities:
Current liabilities:
Accounts payable	$13,886
Accrued payroll and benefits	7,584
Accrued liabilities	2,605
Deferred revenue	29,664
Current operating lease liabilities	1,299
Total current liabilities held for sale	55,038
Noncurrent liabilities:
Long-term operating lease liabilities	503
Deferred income taxes	31,155
Other liabilities	912
Total noncurrent liabilities held for sale	32,570
Total liabilities held for sale	$87,608

The following is a summary of income statement information of operations reported as discontinued operations, which includes ACAMS, Becker, OCL, and EduPristine operations through the date of each respective sale, a loss from post-closing working capital adjustments, and activity related to the DeVry University divestiture, which includes litigation and settlement costs we continue to incur (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Revenue	$—	$59,257
Operating cost and expense:
Cost of educational services	—	11,060
Student services and administrative expense	3,438	54,247
Total operating cost and expense	3,438	65,307
Loss from discontinued operations before income taxes	(3,438)	(6,050)
Loss on disposal of discontinued operations before income taxes	(3,359)	—
Benefit from income taxes	3,143	25,228
(Loss) income from discontinued operations	$(3,654)	$19,178

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended September 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$135,405	$130,901	$85,514	$351,820
Other	—	—	2,739	2,739
Total	$135,405	$130,901	$88,253	$354,559

	Three Months Ended September 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$135,639	$68,617	$82,475	$286,731
Other	—	—	2,339	2,339
Total	$135,639	$68,617	$84,814	$289,070

In addition, see Note 20 “Segment Information” for a disaggregation of revenue by geographical region.

Performance Obligations and Revenue Recognition

Tuition and fees: The majority of revenue is derived from tuition and fees, which is recognized on a straight-line basis over the academic term as instruction is delivered. Books and other educational product revenue are recognized when products are shipped or students receive access to electronic materials. Under certain circumstances, we report revenue from these books and other educational products on a net basis because our performance obligation is to facilitate a transaction between the student and a vendor, which revenue was not significant for the three months ended September 30, 2022 and 2021.

Other: Other revenue consists of housing and other miscellaneous services. Other revenue is recognized over the period in which the applicable performance obligation is satisfied.

Arrangements for payment are agreed to prior to registration of the student’s first academic term. The majority of U.S. students obtain Title IV or other financial aid resulting in institutions receiving a significant amount of the transaction price at the beginning of the academic term. Students not utilizing Title IV or other financial aid funding may pay after the academic term is complete.

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

Revenue of $140.7 million and $68.8 million was recognized during the first three months of fiscal year 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2023 and 2022, respectively. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, and increases from payments received related to academic terms commencing after the end of the reporting period. In additional, for fiscal year 2022, the difference between the opening and closing balances of deferred revenue included an increase from the Walden acquisition.

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

6. Restructuring Charges

During the first quarter of fiscal year 2023, Adtalem recorded restructuring charges primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. During the first quarter of fiscal year 2022, Adtalem recorded restructuring charges primarily driven by workforce reductions and contract terminations related to synergy actions with regards to the Walden acquisition and Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Adtalem’s home office is classified as “Home Office and Other” in Note 20 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended September 30, 2022
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$818	$—	$818
Walden	3,026	54	3,080
Medical and Veterinary	6,826	—	6,826
Home Office and Other	4,069	272	4,341
Total	$14,739	$326	$15,065

	Three Months Ended September 30, 2021
	Real Estate and Other	Termination Benefits	Total
Home Office and Other	$989	$2,105	$3,094
Total	$989	$2,105	$3,094

The following table summarizes the separation and restructuring plan activity for fiscal years 2022 and 2023, for which cash payments are required (in thousands):

Liability balance as of June 30, 2021	$—
Increase in liability (separation and other charges)	11,851
Reduction in liability (payments and adjustments)	(11,038)
Liability balance as of June 30, 2022	813
Increase in liability (separation and other charges)	326
Reduction in liability (payments and adjustments)	(471)
Liability balance as of September 30, 2022	$668

The liability balance of $0.7 million is recorded as accrued liabilities on the Consolidated Balance Sheets as of September 30, 2022. We continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities.

7. Income Taxes

Our income tax provisions from continuing operations were $1.1 million and $8.6 million in the three months ended September 30, 2022 and 2021, respectively. The income tax provision for the first quarter of fiscal year 2023 decreased compared to the year-ago period primarily due to the impacts recognized in the year-ago period related to the Walden acquisition. The income tax expenses reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), state and local taxes, benefits of the foreign rate differences, and benefits associated with local tax incentives.

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

8. Earnings per Share

As a result of incurring a net loss from continuing operations for the three months ended September 30, 2021, potential common stock of 559 thousand shares were excluded from diluted loss per share because the effect would have been antidilutive. As further described in Note 15 “Share Repurchases,” on March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. For purposes of calculating earnings per share for the periods presented, Adtalem reflected the ASR agreement as a repurchase of Adtalem common stock and as a forward contract indexed to its own common stock. As of September 30, 2022, based on the volume-weighted average price of Adtalem’s common stock per the terms of the ASR agreement, common stock of 306 thousand shares were contingently issuable by Adtalem under the ASR agreement and were included in the diluted earnings per share calculation for the three months ended September 30, 2022 because the effect would have been dilutive. Certain shares related to stock awards were excluded from the computation of earnings per share because the effect would have been antidilutive. The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended
	September 30,
	2022	2021
Numerator:
Net income (loss):
Continuing operations	$5,846	$(77,182)
Discontinued operations	(3,654)	19,178
Net income (loss)	$2,192	$(58,004)

Denominator:
Weighted-average basic shares outstanding	45,274	49,663
Effect of dilutive stock awards	762	—
Effect of ASR	306	—
Weighted-average diluted shares outstanding	46,342	49,663

Earnings (loss) per share:
Basic:
Continuing operations	$0.13	$(1.55)
Discontinued operations	$(0.08)	$0.39
Total basic earnings (loss) per share	$0.05	$(1.17)
Diluted:
Continuing operations	$0.13	$(1.55)
Discontinued operations	$(0.08)	$0.39
Total diluted earnings (loss) per share	$0.05	$(1.17)

Weighted-average antidilutive shares	477	1,045

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

The classification of our accounts receivable balances was as follows (in thousands):

	September 30, 2022
	Gross	Allowance	Net
Trade receivables, current	$142,071	$(32,882)	$109,189
Financing receivables, current	5,955	(3,286)	2,669
Accounts receivable, current	$148,026	$(36,168)	$111,858

Financing receivables, current	$5,955	$(3,286)	$2,669
Financing receivables, noncurrent	37,467	(12,338)	25,129
Total financing receivables	$43,422	$(15,624)	$27,798

	June 30, 2022
	Gross	Allowance	Net
Trade receivables, current	$109,882	$(30,897)	$78,985
Financing receivables, current	6,116	(3,466)	2,650
Accounts receivable, current	$115,998	$(34,363)	$81,635

Financing receivables, current	$6,116	$(3,466)	$2,650
Financing receivables, noncurrent	36,265	(11,425)	24,840
Total financing receivables	$42,381	$(14,891)	$27,490

	September 30, 2021
	Gross	Allowance	Net
Trade receivables, current	$153,838	$(16,497)	$137,341
Financing receivables, current	8,294	(5,245)	3,049
Accounts receivable, current	$162,132	$(21,742)	$140,390

Financing receivables, current	$8,294	$(5,245)	$3,049
Financing receivables, noncurrent	37,509	(11,819)	25,690
Total financing receivables	$45,803	$(17,064)	$28,739

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

Credit Quality

The primary credit quality indicator for our financing receivables is delinquency. Balances are considered delinquent when contractual payments on the loan become past due. We write-off financing receivable balances after they have been sent to a third party collector, the timing of which varies by the institution granting the loan, but in most cases is when the financing agreement is at least 181 days past due. Payments are applied first to outstanding interest and then to the unpaid principal balance.

The credit quality analysis of financing receivables as of September 30, 2022 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2019	2020	2021	2022	2023	Total
1-30 days past due	$232	$151	$38	$873	$1,112	$989	$3,395
31-60 days past due	106	172	264	199	646	—	1,387
61-90 days past due	7	11	3	299	35	—	355
91-120 days past due	62	—	3	1,063	24	—	1,152
121-150 days past due	390	146	72	409	244	—	1,261
Greater than 150 days past due	7,472	1,175	634	1,948	657	—	11,886
Total past due	8,269	1,655	1,014	4,791	2,718	989	19,436
Current	6,971	1,321	1,179	7,592	5,062	1,861	23,986
Financing receivables, gross	$15,240	$2,976	$2,193	$12,383	$7,780	$2,850	$43,422

The credit quality analysis of financing receivables as of June 30, 2022 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$104	$140	$114	$191	$699	$782	$2,030
31-60 days past due	278	38	214	145	691	332	1,698
61-90 days past due	58	29	217	8	668	273	1,253
91-120 days past due	97	139	113	45	670	14	1,078
121-150 days past due	17	30	20	41	206	81	395
Greater than 150 days past due	6,978	876	1,077	683	1,596	377	11,587
Total past due	7,532	1,252	1,755	1,113	4,530	1,859	18,041
Current	4,687	2,229	1,483	1,167	8,910	5,864	24,340
Financing receivables, gross	$12,219	$3,481	$3,238	$2,280	$13,440	$7,723	$42,381

The credit quality analysis of financing receivables as of September 30, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$149	$60	$145	$342	$1,498	$33	$2,227
31-60 days past due	52	257	230	19	462	101	1,121
61-90 days past due	25	66	—	19	227	86	423
91-120 days past due	124	16	131	12	467	—	750
121-150 days past due	545	13	38	2	323	—	921
Greater than 150 days past due	9,347	1,826	1,195	891	1,083	—	14,342
Total past due	10,242	2,238	1,739	1,285	4,060	220	19,784
Current	6,670	2,710	1,930	1,280	11,638	1,791	26,019
Financing receivables, gross	$16,912	$4,948	$3,669	$2,565	$15,698	$2,011	$45,803

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

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended September 30, 2022
	Trade	Financing	Total
Beginning balance	$30,897	$14,891	$45,788
Write-offs	(5,464)	(219)	(5,683)
Recoveries	2,408	2	2,410
Provision for credit losses	5,041	950	5,991
Ending balance	$32,882	$15,624	$48,506

	Three Months Ended September 30, 2021
	Trade	Financing	Total
Beginning balance	$11,559	$16,832	$28,391
Write-offs	(1,733)	(537)	(2,270)
Recoveries	1,251	—	1,251
Provision for credit losses	5,420	769	6,189
Ending balance	$16,497	$17,064	$33,561

Allowance for bad debts on short-term and long-term receivables as of September 30, 2022, June 30, 2022, and September 30, 2021 was $48.5 million, $45.8 million, and $33.6 million, respectively. The increase in the reserve from the year-ago period is driven by the provision for credit losses at Walden.

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan payment of $10.0 million during the third quarter of fiscal year 2022. The DeVry Note is included on the Consolidated Balance Sheets in prepaid expenses and other current assets as of September 30, 2021 and was estimated by discounting the future cash flows using an average of current rates for similar arrangements, which was estimated at 4% per annum.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable is included in other assets, net on the Consolidated Balance Sheets as of September 30, 2022, June 30, 2022, and September 30, 2021 is $44.3 million, $44.0 million, and $43.0 million, respectively, and was originally determined by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	June 30,	September 30,
	2022	2022	2021
Land	$44,476	$44,478	$44,460
Building	333,954	342,236	339,404
Equipment	256,864	268,352	264,418
Construction in progress	10,600	11,188	11,191
Property and equipment, gross	645,894	666,254	659,473
Accumulated depreciation	(364,313)	(376,328)	(350,714)
Property and equipment, net	$281,581	$289,926	$308,759

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

As of September 30, 2022, we entered into three additional operating leases that have not yet commenced. One lease is expected to commence during the second quarter of fiscal year 2023, has a 12-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $18.9 million. The second lease is expected to commence during the third quarter of fiscal year 2023, has a 10-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $5.3 million. The third lease is expected to commence during the second quarter of fiscal year 2024, has a 12-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $16.6 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Operating lease cost	$12,375	$14,225
Sublease income	(3,570)	(3,338)
Total lease cost	$8,805	$10,887

Maturities of lease liabilities by fiscal year as of September 30, 2022 were as follows (in thousands):

Operating
Fiscal Year	Leases
2023 (remaining)	$46,055
2024	54,027
2025	43,342
2026	30,470
2027	27,954
Thereafter	48,547
Total lease payments	250,395
Less: imputed interest	(35,490)
Present value of lease liabilities	$214,905

Lease term and discount rate were as follows:

September 30,
2022
Weighted-average remaining operating lease term (years)	5.4
Weighted-average operating lease discount rate	5.5%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$12,428	$13,204
Operating lease assets obtained in exchange for operating lease liabilities	$—	$6,111

Adtalem maintains agreements to lease either a portion or the full space of two facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 11 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum lease and sublease rental income under these agreements as of September 30, 2022, were as follows (in thousands):

Fiscal Year	Amount
2023 (remaining)	$12,222
2024	10,261
2025	5,121
2026	2,038
Total lease and sublease rental income	$29,642

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	September 30,	June 30,	September 30,
Reporting Unit	2022	2022	2021
Chamberlain	$4,716	$4,716	$4,716
Walden	651,052	651,052	642,554
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Total	$961,262	$961,262	$952,764

The table below summarizes goodwill balances by reportable segment (in thousands):

	September 30,	June 30,	September 30,
	2022	2022	2021
Chamberlain	$4,716	$4,716	$4,716
Walden	651,052	651,052	642,554
Medical and Veterinary	305,494	305,494	305,494
Total	$961,262	$961,262	$952,764

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

			Medical and
	Chamberlain	Walden	Veterinary	Total
June 30, 2021	$4,716	$—	$305,494	$310,210
Acquisition	—	642,554	—	642,554
September 30, 2021	4,716	642,554	305,494	952,764
Purchase accounting adjustments	—	8,498	—	8,498
June 30, 2022	4,716	651,052	305,494	961,262
September 30, 2022	$4,716	$651,052	$305,494	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	September 30, 2022		June 30, 2022		September 30, 2021
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(103,180)	$161,900	$(87,457)	$161,900	$(15,049)	3 Years
Curriculum	56,091	(12,622)	56,091	(9,817)	56,091	(1,402)	5 Years
Total	$217,991	$(115,802)	$217,991	$(97,274)	$217,991	$(16,451)

Indefinite-lived intangible assets consisted of the following (in thousands):

	September 30,	June 30,	September 30,
	2022	2022	2021
Walden trade name	$119,560	$119,560	$119,560
AUC trade name	17,100	17,100	17,100
Ross trade name	5,100	5,100	5,100
Chamberlain Title IV eligibility and accreditations	1,200	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	495,800	495,800
AUC Title IV eligibility and accreditations	100,000	100,000	100,000
Ross Title IV eligibility and accreditations	14,100	14,100	14,100
Total	$752,860	$752,860	$752,860

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	September 30,	June 30,	September 30,
	2022	2022	2021
Chamberlain	$1,200	$1,200	$1,200
Walden	615,360	615,360	615,360
Medical and Veterinary	136,300	136,300	136,300
Total	$752,860	$752,860	$752,860

Amortization expense for amortized intangible assets was $18.5 million and $16.5 million in the three months ended September 30, 2022 and 2021, respectively. Future intangible asset amortization expense, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2023 (remaining)	$42,711
2024	35,644
2025	11,220
2026	11,220
2027	1,394
Total	$102,189

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

Adtalem has four reporting units that contain goodwill. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value as of September 30, 2022.

Adtalem has four reporting units that contain indefinite-lived intangible assets. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contain indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of September 30, 2022.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2022, and that no interim events or deviations from planned operating results occurred as of September 30, 2022 that would cause management to reassess these conclusions. Although the COVID-19 pandemic is expected to have a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets, at this time none of the effects are considered significant enough to create a triggering event. The effects are currently projected to be short-term and would not significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate, the revenue and operating results could also deteriorate to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments.

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

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	September 30,	June 30,	September 30,
	2022	2022	2021
Total debt:
Senior Secured Notes due 2028	$404,950	$405,882	$800,000
Term Loan B	353,333	453,333	850,000
Total principal payments due	758,283	859,215	1,650,000
Unamortized debt discount and issuance costs	(16,587)	(20,307)	(43,582)
Total amount outstanding	741,696	838,908	1,606,418
Less current portion:
Term Loan B	—	—	(6,375)
Noncurrent portion	$741,696	$838,908	$1,600,043

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2023 (remaining)	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	758,283
Total	$758,283

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $0.1 million recorded within interest expense in the Consolidated Statements of Income (Loss) for the three months ended September 30, 2022. This debt was subsequently retired.

Accrued interest on the Notes of $1.9 million, $7.4 million, and $3.7 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of September 30, 2022, June 30, 2022, and September 30, 2021, respectively.

Credit Agreement

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

On August 12, 2021, Adtalem replaced the Prior Credit Agreement (as defined below) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The Revolver has availability for letters of credit and currencies other than U.S. dollars of up to $400.0 million.

Term Loan B

Borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. As of September 30, 2022, the interest rate for borrowings under the Term Loan B facility was 7.05%, which approximated the effective interest rate. The proceeds of the Credit Facility were used, among other things, to finance the Walden acquisition, refinance Adtalem’s Prior Credit Agreement (as defined below), pay fees and expenses related to the Walden acquisition, and in the case of the Revolver, to finance ongoing working capital and for general corporate purposes. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. On September 22, 2022, we made an additional prepayment of $100.0 million on the Term Loan B.

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

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of September 30, 2022, of the undrawn portion of the Revolver, and is recorded within interest expense in the Consolidated Statements of Income (Loss). The amount undrawn under the Revolver was $400.0 million as of September 30, 2022. The commitment fees are adjustable quarterly based upon Adtalem’s achievement of certain financial ratios.

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

Prior Revolver

Prior Revolver interest was equal to LIBOR or a LIBOR-equivalent rate for eurocurrency rate loans or a base rate, plus an applicable margin based on Adtalem’s consolidated leverage ratio, as defined in the Prior Credit Agreement. The applicable margin ranged from 1.75% to 2.75% for eurocurrency rate loans and from 0.75% to 1.75% for base rate loans.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The remaining $6.0 million of unamortized debt issuance costs related to the Prior Credit Facility and the $10.3 million of debt issuances costs associated with an unused bridge facility, which was in place should the permanent financing not have been obtained, were expensed in interest expense in the Consolidated Statements of Income (Loss) in the three months ended September 30, 2021. In addition, based on the $100.0 million Term Loan B prepayment on September 22, 2022, we expensed $2.9 million in interest expense in the Consolidated Statements of Income (Loss) in the three months ended September 30, 2022, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment date. The following table summarizes the unamortized debt discount and issuance costs activity for the three months ended September 30, 2022 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2022	$6,725	$13,582	$8,383	$28,690
Amortization of debt discount and issuance costs	(281)	(544)	(507)	(1,332)
Debt discount and issuance costs write-off	(15)	(2,880)	—	(2,895)
Unamortized debt discount and issuance costs as of September 30, 2022	$6,429	$10,158	$7,876	$24,463

Letter of Credits

Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of September 30, 2022, which was assumed by Adtalem on August 12, 2021 after acquiring Walden, in favor of the U.S. Department of Education, which allows Walden to participate in Title IV programs.

Adtalem had a letter of credit outstanding of $68.4 million as of September 30, 2021, which was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and required the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Adtalem continued to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry

University and was reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. This letter of credit expired during the second quarter of fiscal year 2022 and is no longer outstanding as of September 30, 2022.

Interest Expense

The components of interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Notes interest expense	$5,597	$11,000
Term Loan B interest expense	7,001	6,198
Term Loan B ticking fees	—	5,330
Prior Term Loan B interest expense	—	1,272
Term Loan B debt discount and issuance costs write-off	2,880	—
Notes issuance costs write-off	15	—
Gain on extinguishment of debt	(71)	—
Unused bridge fee	—	10,329
Prior Credit Facility issuance costs write-off	—	6,000
Swap settlement	—	4,525
Amortization of debt discount and issuance costs	1,332	1,529
Other	1,006	1,210
Total interest expense	$17,760	$47,393

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

The Term Loan B requires mandatory prepayments equal to the net cash proceeds from an asset sale or disposition which is not reinvested in assets within one-year from the date of disposition if the asset sale or disposition is in excess of $20.0 million, among other mandatory prepayment terms (see the Credit Agreement, as filed under Form 8-K dated August 12, 2021, for additional information and term definitions). With the $396.7 million prepayment on March 11, 2022 on the Term Loan B, the $394.1 million prepayment on the Notes during the fourth quarter of fiscal year 2022, and the $100.0 million prepayment on September 22, 2022 on the Term Loan B, we satisfied the mandatory prepayment requirement resulting from the sale proceeds received from the sale of the Financial Services segment. No other mandatory prepayments have been required or made since the execution of the Credit Agreement.

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

Adtalem was in compliance with the debt covenants related to the Credit Agreement and the Notes covenants as of September 30, 2022.

14. Redeemable Noncontrolling Interest

Prior to the third quarter of fiscal year 2022, Adtalem maintained a 69% ownership interest in EduPristine with the remaining 31% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm. Beginning on March 26, 2020, Adtalem has had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen has had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen had the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem. During the third quarter of fiscal year 2022, Adtalem purchased the remaining ownership interest in EduPristine from Kaizen for $1.8 million, resulting in Adtalem owning 100% of EduPristine. Subsequently, Adtalem sold EduPristine in its entirety on June 17, 2022 (see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information).

Since the put option was out of the control of Adtalem, authoritative guidance required the redeemable noncontrolling interest, which included the value of the put option, to be displayed outside of the equity section of the Consolidated Balance Sheets.

15. Share Repurchases

Open Market Share Repurchase Programs

On February 4, 2020, we announced that the Board of Directors (the “Board”) authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025.

We did not make any share repurchases during the three months ended September 30, 2022 and 2021. As of September 30, 2022, $300.0 million of authorized share repurchases were remaining under the current share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in private negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

ASR Agreement

On March 14, 2022, we entered into an ASR agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock representing approximately 80% of the total shares expected to be delivered at the time of executing the ASR based on the per share price on the day prior to the execution date. This initial delivery of shares has reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations. The final number of shares to be repurchased is based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. See Note 8 “Earnings per Share” for information on the ASR impact to earnings per share for the three months ended September 30, 2022. The ASR agreement ended on October 14, 2022. Based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, Adtalem owed the counter party 332,212 shares of common stock. We elected to settle the contract in cash instead of delivering shares by making a cash payment of $13.2 million on November 2, 2022.

On March 14, 2022, we recorded the $150.0 million purchase price of the ASR as a reduction to shareholders’ equity, consisting of a $120.0 million increase in treasury stock and a $30.0 million reduction in additional paid-in capital, which represented an equity forward contract, on the Consolidated Balance Sheets. During the second quarter of fiscal year 2023, the $30.0 million recorded in additional paid-in capital will be reclassified to treasury stock and an additional $13.2 million will be recorded in treasury stock, which represents our final cash settlement payment.

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Foreign currency translation adjustments
Beginning balance	$(960)	$(670)
Loss on foreign currency translation	(1,267)	(70)
Ending balance	$(2,227)	$(740)

Interest rate swap
Beginning balance, gross	$—	$(8,926)
Beginning balance, tax effect	—	2,231
Beginning balance, net of tax	—	(6,695)
Reclassification from other comprehensive income	—	6,695
Ending balance	$—	$—

Total ending balance	$(2,227)	$(740)

17. Stock-Based Compensation

Adtalem maintains two stock-based incentive plans: the Amended and Restated Incentive Plan of 2005 and the Fourth Amended and Restated Incentive Plan of 2013, which are administered by the Compensation Committee of the Board. Under these plans, directors, key executives, and managerial employees are eligible to receive incentive or nonqualified stock options to purchase shares of Adtalem’s common stock, and also permit the granting of stock appreciation rights, restricted stock units (“RSUs”), performance-based RSUs, and other stock and cash-based compensation. Although options remain outstanding under the 2005 incentive plan, no further grants will be issued under this plan. We issue options generally with a four-year graduated vesting from the grant date and expire ten years from the grant date. The option price under the plans is the fair market value of the shares on the date of the grant. The Compensation Committee of the Board determined to no longer grant stock options beginning with the fiscal year 2023 stock-based grant awards.

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

As of September 30, 2022, 2,892,138 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the three months ended September 30, 2022:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2022	1,144,372	$35.36
Exercised	(47,809)	25.96
Expired	(1,575)	18.60
Outstanding as of September 30, 2022	1,094,988	35.80	6.2	$2,792
Exercisable as of September 30, 2022	820,207	$35.74	5.4	$2,338

The total intrinsic value of options exercised for the three months ended September 30, 2022 and 2021 was $0.6 million and $6.6 million, respectively.

The fair value of Adtalem’s options was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also considers the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal year 2022 was $14.72 per share. No stock options were granted during the three months of fiscal year 2023. The fair value of Adtalem’s option grants was estimated assuming the following weighted-average assumptions:

Fiscal Year
2022
Expected life (in years)	6.56
Expected volatility	39.99%
Risk-free interest rate	0.94%
Dividend yield	0.00%

The expected life of the options granted is based on the weighted-average exercise life with age and salary adjustment factors from historical exercise behavior. Adtalem’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant, and Adtalem’s long-term historical volatility.

During the first three months of fiscal year 2023, Adtalem granted 281,550 RSUs to selected employees, all of which were non-performance-based RSUs. Our annual grant of performance-based RSUs are expected to be granted later in fiscal year 2023. We issue performance-based RSUs generally with a three-year cliff vest from the grant date. The final number of shares issued under performance-based RSUs is based on metrics approved by the Compensation Committee of the Board. Prior to fiscal year 2023, we issued non-performance-based RSUs generally with a four-year graduated vesting from the grant date. Beginning in fiscal year 2023, we issue non-performance-based RSUs generally with a three-year graduated vesting from the grant date. We also regularly issue RSUs to our Board members with a one-year cliff vest from the grant date. The recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the three months ended September 30, 2022:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of July 1, 2022	1,171,692	$35.05
Granted	281,550	39.53
Vested	(254,743)	38.31
Forfeited	(48,135)	38.65
Unvested as of September 30, 2022	1,150,364	$35.27

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first three months of fiscal years 2023 and 2022 were $39.53 and $36.87, per share, respectively.

Stock-based compensation expense, which is included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Stock-based compensation	$6,145	$9,711
Income tax benefit	(1,682)	(1,420)
Stock-based compensation, net of tax	$4,463	$8,291

As of September 30, 2022, $22.6 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of options and RSUs vested during the three months ended September 30, 2022 and 2021 was $12.0 million and $12.0 million, respectively. There was no capitalized stock-based compensation cost as of each of September 30, 2022, June 30, 2022, and September 30, 2021. Adtalem issues new shares of common stock to satisfy option exercises and RSU vests.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of September 30, 2022, June 30, 2022, and September 30, 2021 was $17.0 million, $17.8 million, and $20.5 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The fair value of the credit extension programs, which approximates its carrying value, included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of September 30, 2022, June 30, 2022, and September 30, 2021 of $27.8 million, $27.5 million, and $28.7 million, respectively, is estimated by discounting the future cash flows using current rates for similar arrangements and is classified as Level 2. See Note 9 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan repayment of $10.0 million during the third quarter of fiscal year 2022. The fair value of the DeVry Note approximated its carrying value of $10.0 million as of September 30, 2021. The carrying value is included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of September 30, 2021. Fair value was estimated by discounting the future cash flows using an average of current rates for similar arrangements, which was estimated at 4% per annum and is classified as Level 2.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, included in other assets, net on the Consolidated Balance Sheets as of September 30, 2022, June 30, 2022, and September 30, 2021 is $44.3 million, $44.0 million, and $43.0 million, respectively. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of September 30, 2022, June 30, 2022, and September 30, 2021 were $15.3 million, $16.3 million, and $20.7 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of September 30, 2022, June 30, 2022, and September 30, 2021, borrowings under our long-term debt agreements were $758.3 million, $859.2 million, and $1,650.0 million, respectively. The fair value of the Notes was $361.7 million as of September 30, 2022, which is based upon quoted market prices and is classified as Level 1. The fair value of the Term Loan B was $350.0 million as of September 30, 2022, which is based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

As of September 30, 2022, June 30, 2022, and September 30, 2021, there were no assets or liabilities measured at fair value using Level 3 inputs.

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

19. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of September 30, 2022, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of September 30, 2022. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff sought compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The plaintiff later filed an amended complaint asserting similar claims with a new lead plaintiff, Dave McCormick. After discussions among the parties, the court granted a Motion for Preliminary Approval of Class Action Settlement (the “McCormick Settlement”) on May 28, 2020. In conjunction with the McCormick Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets as of September 30, 2022, June 30, 2022, and September 30, 2021. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheets as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statements of Income (Loss) for the year ended June 30, 2020. As of June 30, 2020, we had anticipated the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. We now anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2023. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The court issued an order approving the McCormick Settlement on October 7, 2020 and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of Jose David Valderrama (“Valderrama”), a class member who objected to the terms of the McCormick Settlement, a notice of appeal of the court’s order approving the McCormick Settlement. On November 5, 2020, Richardo Peart (“Peart”), another class member who objected to the terms of the McCormick Settlement, filed a similar notice of appeal. Those appeals were consolidated before the Appellate Court of Illinois, First District and fully briefed. The Appellate Court agreed to stay Valderrama’s and Peart’s appeals of the McCormick Settlement pending the outcome of mediation involving the objections to the McCormick Settlement. The objections were not resolved at a mediation on February 1, 2022. Valderrama’s objection was withdrawn as part of the Stoltmann settlement discussed below. Peart’s objection remained pending a decision by the Appellate Court. On May 4, 2022, the Appellate Court denied Peart’s objection and affirmed the Circuit Court of Cook County’s approval of the McCormick Settlement. Adtalem settled with Peart and the McCormick Settlement is now final. The Circuit Court of Cook County is in the process of administering the $44.95 million settlement fund.

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

On January 19, 2021, a putative class action was filed in the United States District Court for the Northern District of Ohio against Chamberlain by Tanesia Dean on behalf of herself and similarly situated students of Chamberlain. The complaint alleged breach of contract and unjust enrichment claims against Chamberlain related to its decision to transition all classes online in March 2020, in light of the global COVID-19 pandemic, without altering tuition or fees. The putative class was defined to include all students, nationwide, who paid tuition and fees during the following academic sessions: May 2020, July 2020, September 2020, November 2020, and January 2021. Plaintiff sought monetary relief exceeding $5 million, and attorneys’ fees, costs, and expenses. On April 5, 2021, Chamberlain filed a motion to dismiss the complaint in its entirety. The motion to dismiss was granted in full on August 16, 2021 and the case was dismissed. On September 14, 2021, plaintiff filed an appeal in the Sixth Circuit asserting that the trial judge erred in dismissing plaintiff’s complaint. On June 16, 2022 the Sixth Circuit affirmed the dismissal of the plaintiff’s complaint. The plaintiff did not request a rehearing and did not timely file a writ of certiorari with the U.S. Supreme Court. This matter is now final.

On March 12, 2021, Travontae Johnson, a current student of Chamberlain, filed a putative class action against Chamberlain in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiff claims that Chamberlain’s use of Respondus Monitor, an online remote proctoring tool for student examinations, violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/15. More particularly, the plaintiff claims that Chamberlain required students to use Respondus Monitor, which collected, captured, stored, used, and disclosed students’ biometric identifiers and biometric information without written and informed consent. The plaintiff also alleges that Chamberlain lacked a legally compliant written policy establishing a retention schedule and guidelines for destroying biometric identifiers and biometric information. The potential class purportedly includes all students who took an assessment using the proctoring tool, as a student of Chamberlain in Illinois, at any time from March 12, 2016 through January 20, 2021. The plaintiff and the putative class seek damages in excess of $50,000, attorney’s fees and costs. The plaintiff and class also seek an unspecified amount of enhanced damages based on alleged negligent or reckless conduct by Chamberlain. On June 16, 2021, Chamberlain filed a motion to dismiss plaintiff’s complaint. On June 29, 2021, plaintiff filed an amended complaint. On July 19, 2021, Chamberlain filed its motion to dismiss the amended complaint arguing that plaintiff’s lawsuit is expressly preempted by Title V of the Gramm-Leach-Bliley Act. Chamberlain’s motion is pending.

On July 22, 2021, plaintiffs Cheryl Burleigh and Chad Harris (both contributing faculty members at Walden) filed a class action complaint in the Superior Court of Alameda County, California alleging violations of California wage and hour laws by Walden and Laureate Education, Inc. The complaint alleges that Walden’s “per assignment” pay scale results in uncompensated work time for plaintiffs and class members for time spent in trainings and meetings. Plaintiffs also allege that they were not paid for meal and rest breaks, that they were not reimbursed for necessary business expenses, that Walden did not provide wage statements as required by California state law, and that they were not paid wages due upon termination. Plaintiffs also allege derivative claims under California’s Unfair Competition Law. The complaint seeks restitution including pay for uncompensated hours of work, unreimbursed business expenses and interest, liquidated damages, declaratory relief, injunctive relief, penalties, and attorney fees and costs. Walden and Laureate have filed a demurrer. On January 28, 2022, the parties agreed to settle the complaint for an immaterial amount, subject to the approval of the Superior Court of Alameda County, California. The Plaintiffs filed their motion for preliminary approval of the settlement on June 7, 2022. The court issued a preliminary approval Order on July 26, 2022. The court has scheduled a hearing to consider final approval of the settlement on December 6, 2022.

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

As previously disclosed, pursuant to the terms of the Stock Purchase Agreement (“SPA”) by and between Adtalem and Cogswell Education, LLC (“Cogswell”), dated as of December 4, 2017, as amended, Adtalem sold DeVry University to Cogswell and Adtalem agreed to indemnify DeVry University for certain losses up to $340.0 million (the “Liability Cap”). Adtalem has previously disclosed DeVry University related matters that have consumed a portion of the Liability Cap.

20. Segment Information

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when ACAMS, Becker, OCL, and EduPristine, were classified as discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” for additional information. Segment information presented excludes the results of the former Financial Services segment. Discontinued operations assets are included in the table below to reconcile to total consolidated assets presented on the Consolidated Balance Sheets. In addition, certain expenses previously allocated to ACAMS, Becker, OCL, and EduPristine within our former Financial Services segment during the first quarter of fiscal year 2022 were reclassified to Home Office and Other based on discontinued operations reporting guidance regarding allocation of corporate overhead. Beginning in the second quarter of fiscal year 2022, these costs are being allocated to the Chamberlain, Walden, and Medical and Veterinary segments.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, and intangible asset amortization. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment is not presented as our CODM does not review or allocated resources based on segment assets. Segments may have allocated depreciation expense related to depreciable assets reported as an asset in a different segment or at Home Office and Other. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Revenue:
Chamberlain	$135,405	$135,639
Walden	130,901	68,617
Medical and Veterinary	88,253	84,814
Total consolidated revenue	$354,559	$289,070
Adjusted operating income:
Chamberlain	$27,002	$20,855
Walden	23,391	11,012
Medical and Veterinary	17,354	15,665
Home Office and Other	(2,646)	(11,095)
Total consolidated adjusted operating income	65,101	36,437
Reconciliation to Consolidated Financial Statements:
Deferred revenue adjustment	—	(6,207)
CEO transition costs	—	(6,195)
Restructuring expense	(15,065)	(3,094)
Business acquisition and integration expense	(8,415)	(26,553)
Intangible amortization expense	(18,528)	(16,451)
Total consolidated operating income (loss)	23,093	(22,063)
Net other expense	(16,193)	(46,515)
Total consolidated income (loss) from continuing operations before income taxes	$6,900	$(68,578)
Capital expenditures:
Chamberlain	$1,426	$3,645
Walden	825	184
Medical and Veterinary	573	1,255
Home Office and Other	2,727	1,607
Total consolidated capital expenditures	$5,551	$6,691
Depreciation expense:
Chamberlain	$4,481	$4,584
Walden	2,595	1,712
Medical and Veterinary	3,105	3,455
Home Office and Other	624	748
Total consolidated depreciation expense	$10,805	$10,499
Intangible asset amortization expense:
Walden	$18,528	$16,451
Total consolidated intangible asset amortization expense	$18,528	$16,451

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Revenue from unaffiliated customers:
Domestic operations	$266,306	$204,256
Barbados, St. Kitts, and St. Maarten	88,253	84,814
Total consolidated revenue	$354,559	$289,070
Long-lived assets:
Domestic operations	$272,597	$318,036
Barbados, St. Kitts, and St. Maarten	167,271	157,972
Total consolidated long-lived assets	$439,868	$476,008

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

Segments

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine were classified as discontinued operations and assets held for sale. In accordance with GAAP, we have classified the ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Quarterly Report on Form 10-Q exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. On March 10, 2022, we completed the sale of ACAMS, Becker, and OCL and on June 17, 2022, we completed the sale of EduPristine. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements for additional discontinued operations information.

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

Certain expenses previously allocated to ACAMS, Becker, OCL, and EduPristine within our former Financial Services segment during the first quarter of fiscal year 2022 have been reclassified to Home Office and Other based on discontinued operations reporting guidance regarding allocation of corporate overhead. Beginning in the second quarter of fiscal year 2022, these costs are being allocated to the Chamberlain, Walden, and Medical and Veterinary segments.

Walden University Acquisition

On August 12, 2021, Adtalem completed the acquisition of all the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company, from Laureate Education, Inc. (“Laureate” or “Seller”) in exchange for a purchase price of $1.5 billion in cash (the “Acquisition”). See the “Liquidity and Capital Resources” section of this MD&A for a discussion on the financing used to fund the Acquisition. The risks and uncertainties related to the Acquisition are described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“2022 Form 10-K”).

First Quarter Highlights

Financial and operational highlights for the first quarter of fiscal year 2023 include:

●	Adtalem revenue grew $65.5 million, or 22.7%, in the first quarter of fiscal year 2023 compared to the year-ago period. Excluding the timing of the Walden acquisition in the prior year, Adtalem revenue grew $1.3 million, or 0.5%, in the first quarter of fiscal year 2023 compared to the year-ago period.
●	Net income of $2.2 million ($0.05 diluted earnings per share) increased $60.2 million ($1.22 diluted earnings per share) in the first quarter of fiscal year 2023 compared to net loss of $58.0 million in the year-ago period. This increase was primarily driven by decreased interest expense and business acquisition and integration expense in the first quarter of fiscal year 2023. Adjusted net income of $41.0 million ($0.88 diluted earnings per share) increased

$23.4 million ($0.53 diluted earnings per share), or 133.1%, in the first quarter of fiscal year 2023 compared to the year-ago period. This increase was due to the timing of the Walden acquisition in the prior year, increased adjusted operating income at Chamberlain and Medical and Veterinary, and decreased interest expense.
●	For the July 2022 and September 2022 sessions, total student enrollment at Chamberlain decreased 4.1% and 4.0%, respectively, compared to the same sessions last year.
●	As of September 30, 2022, total student enrollment at Walden decreased 9.2% compared to September 30, 2021.
●	For the September 2022 semester, total student enrollment at the medical and veterinary schools increased 3.4% compared to the same semester last year.
●	On September 22, 2022, we made a prepayment of $100.0 million on our Term Loan B debt.

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

Results of Operations

Management believes that enrollments are negatively impacted at Chamberlain and Walden, and to a lesser extent at Medical and Veterinary, are partially driven by disruptions in the nursing and healthcare markets caused by COVID-19. The amount of revenue, operating income, and earnings per share losses in the first quarter of fiscal year 2023 and 2022 driven by this disruption are not quantifiable. Management anticipates COVID-19 will continue to negatively affect consolidated revenue, operating income, and earnings per share during the remainder of fiscal year 2023 and beyond or for as long as the pandemic and the various surges continue. In the first quarter of fiscal year 2022, we experienced higher variable expenses associated with bringing students back to campus and providing a safe environment in the context of COVID-19 as in-person instruction returned at Chamberlain and the medical and veterinary schools.

Remote and hybrid work arrangements continue in both the U.S. and at foreign locations, and employees have begun to return to the office. The remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have been lower than historical levels, we would expect these costs to increase as the effects of COVID-19 continue to dissipate. No significant home office costs related to COVID-19 were incurred in the first quarter of fiscal year 2023 and 2022, and no such costs are anticipated during the remainder of fiscal year 2023 and beyond.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of September 30, 2022, none of the effects are considered significant enough to create an impairment triggering event during the first quarter of fiscal year 2023. In addition, our annual impairment assessment performed as of May 31, 2022 did not identify any impairments. While management has considered the effects of the COVID-19 pandemic in evaluating the existence of an impairment triggering event, it is possible that effects to revenue and cash flows will be more significant than currently expected if the effects of the COVID-19 pandemic and measures established to combat the virus become more severe and restrictive and continue for an extended period of time. Should economic conditions deteriorate beyond expectations during the remainder of fiscal year 2023, an impairment triggering event could arise and require reassessment of the fair values of goodwill and intangible assets.

Liquidity

Adtalem’s cash and cash equivalents balance as of September 30, 2022 was $327.5 million. Adtalem generated $91.5 million in operating cash flow from continuing operations in the first three months of fiscal year 2023. In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $400.0 million as of September 30, 2022. Management currently projects that COVID-19 will continue to have an effect on operations; however, we believe the current balances of cash, cash generated from operations, and our credit facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future. See further discussion on the financing executed to close the Acquisition in the section of this MD&A titled “Liquidity and Capital Resources.”

Results of Operations

The following table presents selected Consolidated Statements of Income (Loss) data as a percentage of revenue:

	Three Months Ended
	September 30,
	2022	2021
Revenue	100.0%	100.0%
Cost of educational services	45.0%	52.6%
Student services and administrative expense	41.8%	44.8%
Restructuring expense	4.2%	1.1%
Business acquisition and integration expense	2.4%	9.2%
Total operating cost and expense	93.5%	107.6%
Operating income (loss)	6.5%	(7.6)%
Net other expense	(4.6)%	(16.1)%
Income (loss) from continuing operations before income taxes	1.9%	(23.7)%
Provision for income taxes	(0.3)%	(3.0)%
Income (loss) from continuing operations	1.6%	(26.7)%
(Loss) income from discontinued operations, net of tax	(1.0)%	6.6%
Net income (loss)	0.6%	(20.1)%

Revenue

The following table presents revenue by segment detailing the changes from the year-ago period (in thousands):

	Three Months Ended September 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022 as reported	$135,639	$68,617	$84,814	$289,070
Organic (decline) growth	(234)	(1,866)	3,439	1,339
Effect of acquisitions	—	64,150	—	64,150
Fiscal year 2023 as reported	$135,405	$130,901	$88,253	$354,559

Fiscal year 2023 % change:
Organic (decline) growth	(0.2)%	(2.7)%	4.1%	0.5%
Effect of acquisitions	—	93.5%	—	22.2%
Fiscal year 2023 % change as reported	(0.2)%	90.8%	4.1%	22.7%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2023
Session	July 2022	Sept. 2022
Total students	31,371	33,153
% change from prior year	(4.1)%	(4.0)%

	Fiscal Year 2022
Session	July 2021	Sept. 2021	Nov. 2021	Jan. 2022	Mar. 2022	May 2022
Total students	32,729	34,539	33,648	34,141	34,158	32,891
% change from prior year	1.6%	(2.8)%	(2.1)%	(4.5)%	(4.3)%	(5.8)%

Chamberlain revenue decreased 0.2%, or $0.2 million, to $135.4 million in the first quarter of fiscal year 2023 compared to the year-ago period, driven by declining total enrollments in the July 2022 and September 2022 sessions compared to the same sessions from the prior year. Management believes that a decrease in total student enrollment in several programs, with the most pronounced being in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program, may partially be driven by prolonged COVID-19 disruptions in the healthcare industry. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic and its aftermath continue to stress healthcare professionals. Chamberlain’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions that are a hallmark of the current global macroeconomic environment.

Chamberlain currently operates 23 campuses in 15 states, including Chamberlain’s newest campus in Irwindale, California, which began instruction in May 2021.

Tuition Rates:

Tuition for the BSN onsite and online degree program ranges from $675 to $730 per credit hour. Tuition for the RN-to-BSN online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $650 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $665 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $775 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. The majority of the tuition rates are unchanged from the prior year. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the Chamberlain academic catalog.

Walden

Walden Student Enrollment:

	Fiscal Year 2023
	September 30,
Period	2022
Total students	40,772
% change from prior year	(9.2)%

	Fiscal Year 2022
	September 30,	December 31,	March 31,	June 30,
Period	2021	2021	2022	2022
Total students	44,886	41,158	42,788	39,470

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 90.8%, or $62.3 million, to $130.9 million in the first quarter of fiscal year 2023 compared to the year-ago period. Excluding the timing of the Walden acquisition in the prior year, Walden revenue decreased 2.7%, or $1.9 million. In the first quarter of fiscal year 2022, $6.2 million was excluded from revenue due to an adjustment required for purchase accounting to record Walden’s deferred revenue at fair value. The first quarter of fiscal year 2023 did not require a similar adjustment. Excluding the timing of the Walden acquisition in the prior year and the $6.2 million deferred revenue adjustment, Walden revenue in the first quarter of fiscal year 2023 would have decreased 10.8%, or $8.1 million, compared to the year-ago period. Management believes that the decrease in total enrollment compared to the prior year may be driven by prolonged COVID-19 disruptions in the healthcare industry. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic and its aftermath continue to stress healthcare professionals. Walden’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions that are a hallmark of the current global macroeconomic environment.

Tuition Rates:

On a per credit hour basis, tuition for Walden programs range from $123 per credit hour to $1,020 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $333 per credit hour. Other programs such as those with a subscription-based learning modality or those billed on a subscription period or term basis range from $1,500 to $6,970 per term. Students are charged a technology fee that ranges from $50 to $220 per term as well as a clinical fee of $150 per course for specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, which are charged at a range of $938 to $2,475 per event. All of these tuition rates did not materially change from the prior year. These tuition rates, event charges, and fees do not include the cost of books or personal technology, supplies, transportation, or living expenses.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2023
Semester	Sept. 2022
Total students	5,634
% change from prior year	3.4%

	Fiscal Year 2022
Semester	Sept. 2021	Jan. 2022	May 2022
Total students	5,449	5,228	5,304
% change from prior year	(6.9)%	(1.2)%	3.5%

Medical and Veterinary revenue increased 4.1%, or $3.4 million, to $88.3 million in the first quarter of fiscal year 2023 compared to the year-ago period, driven by increased enrollment and clinical revenue at AUC and RUSM. Medical and Veterinary’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions that are a hallmark of the current global macroeconomic environment.

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

Tuition Rates:

●	Effective for semesters beginning in September 2022, for students enrolled prior to May 2022, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $24,990 and $27,955, respectively, per semester. These tuition rates represent a 5.0% increase from the prior academic year. Effective for semesters beginning in September 2022, for students first enrolled in May 2022 and after, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $20,202 and $25,116, respectively, per semester. In addition, students first enrolled in May 2022, and after, pay administrative fees of $5,086 and $3,427 for the basic sciences and final clinical rotation portions of the program, respectively, per semester.
●	Effective for semesters beginning in September 2022, for students who first enrolled prior to May 2022, tuition rates for the beginning basic sciences and final clinical rotation portions of RUSM’s medical program are $25,988 and $28,676, respectively, per semester. These tuition rates represent a 5.0% increase from the prior academic year. Effective for semesters beginning in September 2022, for students first enrolled in May 2022 and after, tuition rates for the beginning basic sciences and final clinical rotation portions of RUSM’s medical program are $21,966 and $25,893, respectively, per semester. In addition, students first enrolled in May 2022, and after, pay administrative fees ranging from $5,552 to $6,287 for the basic sciences portion of the program and $3,228 for the final clinical rotation portion of the program, per semester.
●	For students who entered the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) is $22,683 per semester effective September 2022. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical and clinical curriculum are $21,069 and $26,449, respectively, per semester effective September 2022. All of these tuition rates represent a 5.0% increase from the prior academic year.

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

	Three Months Ended September 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022 as reported	$65,688	$34,053	$52,309	$152,050
Cost decrease	(5,515)	(8,611)	(1,290)	(15,416)
Effect of acquisitions	—	23,011	—	23,011
Fiscal year 2023 as reported	$60,173	$48,453	$51,019	$159,645

Fiscal year 2023 % change:
Cost decrease	(8.4)%	(25.3)%	(2.5)%	(10.1)%
Effect of acquisitions	—	67.6%	—	15.1%
Fiscal year 2023 % change as reported	(8.4)%	42.3%	(2.5)%	5.0%

Cost of educational services increased 5.0%, or $7.6 million, to $159.6 million in the first quarter of fiscal year 2023 compared to the year-ago periods. Excluding the timing of the Walden acquisition in the prior year, cost of educational services decreased 10.1%, or $15.4 million. This cost decrease was primarily driven by cost reduction efforts across all institutions.

As a percentage of revenue, cost of educational services was 45.0% and 52.6% in the first quarter of fiscal year 2023 and 2022, respectively. The decrease in the percentage was primarily the result of cost reduction efforts and the influence of Walden’s higher gross margins, which impacted the full first quarter of fiscal year 2023 compared to only a portion of the first quarter of fiscal year 2022. Walden’s fully online operating model results in lower comparable cost of educational services.

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

	Three Months Ended September 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022 as reported	$49,096	$46,210	$16,839	$17,291	$129,436
Cost (decrease) increase	(865)	2,146	3,041	(8,451)	(4,129)
Effect of acquisitions excluding special items	—	27,152	—	—	27,152
Intangible amortization expense change	—	2,077	—	—	2,077
CEO transition costs change	—	—	—	(6,195)	(6,195)
Fiscal year 2023 as reported	$48,231	$77,585	$19,880	$2,645	$148,341

Fiscal year 2023 % change:
Cost (decrease) increase	(1.8)%	4.6%	18.1%	NM	(3.2)%
Effect of acquisitions excluding special items	—	58.8%	—	NM	21.0%
Effect of intangible amortization expense change	—	4.5%	—	NM	1.6%
Effect of CEO transition costs change	—	—	—	NM	(4.8)%
Fiscal year 2023 % change as reported	(1.8)%	67.9%	18.1%	NM	14.6%

Student services and administrative expense increased 14.6%, or $18.9 million, to $148.3 million in the first quarter of fiscal year 2023 compared to the year-ago period. Excluding the timing of the Walden acquisition in the prior year, intangible amortization expense, and CEO transition costs, student services and administrative expense decreased 3.2%, or $4.1 million. This cost decrease was primarily driven by cost reduction efforts across all institutions and home office.

As a percentage of revenue, student services and administrative expense was 41.8% and 44.8% in the first quarter of fiscal year 2023 and 2022, respectively. The decrease in the percentage was primarily the result of the CEO transition costs incurred in the first quarter of fiscal year 2022 and cost reduction efforts.

Restructuring Expense

Restructuring expense was $15.1 million and $3.1 million in the first quarter of fiscal year 2023 and 2022, respectively. The increased restructure expense in the first quarter of fiscal year 2023 was primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

We continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities.

Business Acquisition and Integration Expense

Business acquisition and integration expense was $8.4 million and $26.6 million in the first quarter of fiscal year 2023 and 2022, respectively. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility and certain costs relating to this transformation are included in business acquisition and integration costs in the Consolidated Statements of Income (Loss). We expect to incur additional integration costs through the remainder of fiscal year 2023.

Operating Income (Loss)

The following table presents operating income (loss) by segment detailing the changes from the year-ago period (in thousands):

	Three Months Ended September 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022 as reported	$20,855	$(11,646)	$15,665	$(46,937)	$(22,063)
Organic change	6,147	(1,609)	1,689	8,449	14,676
Effect of acquisitions excluding special items	—	13,988	—	—	13,988
Deferred revenue adjustment change	—	6,207	—	—	6,207
CEO transition costs change	—	—	—	6,195	6,195
Restructuring expense change	(818)	(3,080)	(6,826)	(1,247)	(11,971)
Business acquisition and integration expense change	—	—	—	18,138	18,138
Intangible amortization expense change	—	(2,077)	—	—	(2,077)
Fiscal year 2023 as reported	$26,184	$1,783	$10,528	$(15,402)	$23,093

The following table presents a reconciliation of operating income (loss) (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Three Months Ended
	September 30,
			Increase/(Decrease)
	2022	2021	$	%
Chamberlain:
Operating income (GAAP)	$26,184	$20,855	$5,329	25.6%
Restructuring expense	818	—	818
Adjusted operating income (non-GAAP)	$27,002	$20,855	$6,147	29.5%
Operating margin (GAAP)	19.3%	15.4%
Operating margin (non-GAAP)	19.9%	15.4%

Walden:
Operating income (loss) (GAAP)	$1,783	$(11,646)	$13,429	NM
Deferred revenue adjustment	—	6,207	(6,207)
Restructuring expense	3,080	—	3,080
Intangible amortization expense	18,528	16,451	2,077
Adjusted operating income (non-GAAP)	$23,391	$11,012	$12,379	112.4%
Operating margin (GAAP)	1.4%	(17.0)%
Operating margin (non-GAAP)	17.9%	16.0%

Medical and Veterinary:
Operating income (GAAP)	$10,528	$15,665	$(5,137)	(32.8)%
Restructuring expense	6,826	—	6,826
Adjusted operating income (non-GAAP)	$17,354	$15,665	$1,689	10.8%
Operating margin (GAAP)	11.9%	18.5%
Operating margin (non-GAAP)	19.7%	18.5%

Home Office and Other:
Operating loss (GAAP)	$(15,402)	$(46,937)	$31,535	67.2%
CEO transition costs	—	6,195	(6,195)
Restructuring expense	4,341	3,094	1,247
Business acquisition and integration expense	8,415	26,553	(18,138)
Adjusted operating loss (non-GAAP)	$(2,646)	$(11,095)	$8,449	76.2%

Adtalem Global Education:
Operating income (loss) (GAAP)	$23,093	$(22,063)	$45,156	NM
Deferred revenue adjustment	—	6,207	(6,207)
CEO transition costs	—	6,195	(6,195)
Restructuring expense	15,065	3,094	11,971
Business acquisition and integration expense	8,415	26,553	(18,138)
Intangible amortization expense	18,528	16,451	2,077
Adjusted operating income (non-GAAP)	$65,101	$36,437	$28,664	78.7%
Operating margin (GAAP)	6.5%	(7.6)%
Operating margin (non-GAAP)	18.4%	12.6%

Consolidated operating income of $23.1 million increased $45.2 million in the first quarter of fiscal year 2023 compared to operating loss of $22.1 in the year-ago period. The primary drivers of the operating income increase in the first quarter of fiscal year 2023 was due to the timing of the Walden acquisition in the prior year and decreased business acquisition and integration costs.

Consolidated adjusted operating income increased 78.7%, or $28.7 million, in the first quarter of fiscal year 2023 compared to the year-ago period. The primary drivers of the adjusted operating income increase was due to the timing of the Walden acquisition in the prior year and increased adjusted operating income at Chamberlain and Medical and Veterinary.

Chamberlain

Chamberlain operating income increased 25.6%, or $5.3 million, to $26.2 million in the first quarter of fiscal year 2023 compared to the year-ago period. Segment adjusted operating income increased 29.5%, or $6.1 million, to $27.0 million in the first quarter of fiscal year 2023 compared to the year-ago period. The primary driver of the increase in adjusted operating income in the first quarter of fiscal year 2023 was the result of labor cost reductions.

Walden

Walden operating income was $1.8 million in the first quarter of fiscal year 2023 compared to operating loss of $11.6 million in the year-ago period, which were impacted by intangible amortization expense and the deferred revenue purchase accounting adjustments. Segment adjusted operating income increased 112.4%, or $12.4 million, to $23.4 million in the first quarter of fiscal year 2023 compared to the year-ago period, primarily due to the timing of the Walden acquisition in the prior year.

Medical and Veterinary

Medical and Veterinary operating income decreased 32.8%, or $5.1 million, to $10.5 million in the first quarter of fiscal year 2023 compared to the year-ago period. Segment adjusted operating income increased 10.8%, or $1.7 million, to $17.4 million in the first quarter of fiscal year 2023 compared to the year-ago period. The increase in adjusted operating income in the first quarter of fiscal year 2023 was primarily driven by the increase in revenue.

Net Other Expense

Net other expense in the first quarter of fiscal year 2023 was $16.2 million compared to $46.5 million in the year-ago period. The decrease in net other expense was primarily the result of decreased borrowings in the first quarter of fiscal year 2023 compared to the year-ago period due to prepayments of debt and also from the year-ago period incurring charges due to the write-off of issuance costs on the Prior Credit Facility and unused bridge fee (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Provision for Income Taxes

Our effective income tax rate (“ETR”) from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including tax on GILTI, limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, changes in valuation allowances, liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards.

Our income tax provisions from continuing operations were $1.1 million and $8.6 million in the three months ended September 30, 2022 and 2021, respectively. The income tax provision for the first quarter of fiscal year 2023 decreased compared to the year-ago period due to the impacts recognized in the year-ago period related to the Walden acquisition.

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

Net loss from discontinued operations in the first quarter of fiscal year 2023 was $3.7 million. This loss consisted of the following: (i) $3.4 million of expense primarily related to ongoing litigation costs and settlements related to the DeVry University divestiture; (ii) a loss on the sale of ACAMS, Becker, and OCL of $3.4 million for working capital adjustments to the initial sale prices; and (iii) a benefit from income taxes of $3.1 million associated with the items listed above.

Net income from discontinued operations in the first quarter of fiscal year 2022 was $19.2 million. This income consisted of the following: (i) loss of $6.1 million driven by the operating results and divestiture costs related to ACAMS, Becker, OCL, and EduPristine, and ongoing litigation costs and settlements related to the DeVry University divestiture; and (ii) a benefit from income taxes of $25.2 million associated with the items listed above.

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

Financial Aid

Like other higher education companies, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A. “Risk Factors” in our 2022 Form 10-K for a discussion of student financial aid related risks.

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

Chamberlain was most recently recertified and issued an unrestricted PPA in September 2020, with an expiration date of March 31, 2024. Walden was issued a Temporary Provisional PPA (“TPPPA”) on September 17, 2021 in connection with their acquisition by Adtalem. During the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, ED provisionally recertified AUC, RUSM, and RUSVM’s Title IV PPAs with expiration dates of December 31, 2022, March 31, 2023, and June 30, 2023, respectively. The provisional nature of the agreements for AUC, RUSM, and RUSVM stemmed from increased and/or repeated Title IV compliance audit findings. Walden’s TPPPA included financial requirements, which were in place prior to acquisition, such as a letter of credit, heightened cash monitoring, and additional reporting. No similar requirements were imposed on AUC, RUSM, or RUSVM. While corrective actions have been taken to resolve past compliance matters and eliminate the incidence of repetition, if AUC, RUSM, or RUSVM fail to maintain administrative capability as defined by ED while under provisional status or otherwise fail to comply with ED requirements, the institution(s) could lose eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows.

On October 13, 2016, DeVry University and ED reached a negotiated agreement (the “ED Settlement”) to settle the claims asserted in a Notice of Intent to Limit from the Multi-Regional and Foreign School Participation Division of the Federal Student Aid office of the Department of Education (“ED FSA”). Under the terms of the ED Settlement, among other things, without admitting wrongdoing, DeVry University agreed to certain compliance requirements regarding its past and future advertising, that DeVry University’s participation in Title IV programs was subject to provisional certification for five years and that DeVry University was required to post a letter of credit equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. The posted letter of credit continued to be posted by Adtalem following the closing of the sale of DeVry University. This letter of credit expired during the second quarter of fiscal year 2022 and is no longer outstanding as of September 30, 2022.

Walden must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution, or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Walden is currently on a TPPPA which is required for participation in Title IV programs on a month-to-month basis. Walden’s provisional certification prior to acquisition was due to Walden’s prior parent company (Laureate Education Inc.) failing composite score under ED’s financial responsibility standards and ED’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. As a result of Adtalem’s acquisition of Walden, the provisional nature of Walden’s PPA remains in effect on a month-to-month basis while ED reviews the change in ownership application relating to the acquisition of Walden by Adtalem. Walden also is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as a restriction on changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership during the period in which Walden participates under provisional certification (either as a result of the change in ownership or because of the continuation of the financial responsibility letter of credit). As of September 30, 2022, Adtalem maintains a letter of credit for $84.0 million in favor of ED, which allows Walden to participate in Title IV programs.

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

Liquidity and Capital Resources

Adtalem’s consolidated cash and cash equivalents balance of $327.5 million, $347.0 million, and $324.0 million as of September 30, 2022, June 30, 2022, and September 30, 2021, respectively, included cash and cash equivalents held at Adtalem’s international operations of $33.5 million, $34.2 million, and $56.5 million as of September 30, 2022, June 30, 2022, and September 30, 2021, respectively, which is available to Adtalem for general corporate purposes.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $2.5 million, $1.0 million, and $1.8 million was held in these restricted bank accounts as of September 30, 2022, June 30, 2022, and September 30, 2021, respectively. In addition, restricted cash of $18.4 million related to surety bonds discussed below was recorded within restricted cash on the Consolidated Balance Sheets as of September 30, 2021. We are required by various states to post a surety bond. The bonds reflect a financial guarantee of the total amount of non-Title IV adjusted gross tuition and fees from the enrollment of students.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Income (loss) from continuing operations	$5,846	$(77,182)
Non-cash items	71,445	63,127
Changes in assets and liabilities	14,233	43,561
Net cash provided by operating activities-continuing operations	$91,524	$29,506

Net cash provided by operating activities from continuing operations in the three months ended September 30, 2022 was $91.5 million compared to $29.5 million in the year-ago period. The increase was driven by decreased interest payments and payments for business acquisition and integration expenses related to the Walden acquisition. The increase of $8.3 million in non-cash items between the three months ended September 30, 2022 and the three months ended September 30, 2021 was principally driven by increases in impairments to operating lease assets and deferred income taxes, partially offset by decreases in amortization and write-off of debt discount and issuance costs and stock-based compensation expense related to the CEO transition. The decrease of $29.3 million in cash generated from changes in assets and liabilities was primarily due to timing differences in accounts receivable, prepaid assets, prepaid income taxes, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in the first three months of fiscal year 2023 and 2022 were $5.6 million and $6.7 million, respectively. The capital expenditures in fiscal year 2023 primarily consisted of spending for Chamberlain’s new campus development and improvements and Adtalem’s home office. Capital spending for the remainder of fiscal year 2023 will support continued investment for new campus development at Chamberlain and maintenance at the medical and veterinary schools. Management anticipates full fiscal year 2023 capital spending to be in the $50 to $60 million range, including $5.6 million spent during the first three months of fiscal year 2023. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interest of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million. The acquisition resulted in a cash outflow on the Consolidated Statements of Cash Flows for the three months ended September 30, 2021 of $1,481.8 million. An additional payment of $6.3 million was made during the second quarter of fiscal year 2022 due to certain post-closing adjustments.

During the first quarter of fiscal year 2023, we paid $0.8 million for a working capital adjustment to the initial sales price for ACAMS.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Net (repayments) proceeds from long-term debt	$(100,861)	$559,000
Payment of debt discount and issuance costs	—	(49,553)
Other	(2,113)	5,571
Net cash (used in) provided by financing activities	$(102,974)	$515,018

On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. We did not make any share repurchases under these programs during the three months ended September 30, 2022 and 2021. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

On March 14, 2022, we entered into an ASR agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock representing approximately 80% of the total shares expected to be delivered at the time of executing the ASR based on the per share price on the day prior to the execution date. The final number of shares to be repurchased will be based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. The ASR agreement ended on October 14, 2022. Based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, Adtalem owed the counter party 332,212 shares of common stock. We elected to settle the contract in cash instead of delivering shares as allowed under the terms of the ASR agreement by making a cash payment of $13.2 million on November 2, 2022.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Prior Term Loan B (as defined in Note 13 “Debt” to the Consolidated Financial Statements) debt. We paid interest at a fixed rate of 0.946% and received variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Prior Term Loan B. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occurred on a monthly basis. The Swap was set to terminate on February 28, 2025. On July 29, 2021, prior to refinancing our Prior Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in the three months ended September 30, 2021. During the operating term of the Swap, the annual interest rate on the amount of the Prior Term Loan B was fixed at 3.946% (including the impact of the 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and were reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affected earnings.

As discussed in the previous section of this MD&A titled “Walden University Acquisition,” on August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.5 billion in cash. On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem replaced the Prior Credit Facility and Prior Credit Agreement (as defined in Note 13 “Debt” to the Consolidated Financial Statements) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The proceeds of the Notes and the Term Loan B were used, among other things, to finance the Acquisition, refinance Adtalem’s Prior Credit Agreement, and pay fees and expenses related to the Acquisition. The Revolver will be used to finance ongoing working capital and for general corporate purposes. During fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With this prepayment, we are no longer required to make quarterly installment payments. On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes, resulting in a gain on extinguishment of $2.1 million recorded within interest expense in the Consolidated Statements of Income (Loss) for the year ended June 30, 2022. In July 2022, we repurchased an additional $0.9 million of Notes and on September 22, 2022, we made a prepayment of $100.0 million on the Term Loan B. As of September 30, 2022, the amount of debt outstanding under the Notes and Credit Facility was $758.3 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

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

Material Cash Requirements

Long-Term Debt – We have outstanding $405.0 million of Notes and $353.3 million of Term Loan B, which requires interest payments. With the prepayment noted above, we are no longer required to make quarterly principal installment payments on the Term Loan B. In addition, we maintain a $400.0 million revolving credit facility with availability of $400.0 million as of September 30, 2022. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Notes and Credit Agreement.

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

Seasonality

The seasonal pattern of Adtalem’s enrollments and its educational programs’ starting dates affect the timing of cash flows with higher cash inflows at the beginning of academic terms. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates as disclosed in our 2022 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding the future impact of the COVID-19 pandemic, and the expected synergies from the recent Walden acquisition. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2022 Form 10-K and this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we do not undertake any obligation to update any forward-looking statement, except as required by law.

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

Adjusted net income (most comparable GAAP measure: net income (loss)) – Measure of Adtalem’s net income (loss) adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, and net loss (income) from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: earnings (loss) per share) – Measure of Adtalem’s diluted earnings (loss) per share adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, and net loss (income) from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income (loss)) – Measure of Adtalem’s operating income (loss) adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, and intangible amortization expense. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income (loss)) – Measure of Adtalem’s net income (loss) adjusted for net loss (income) from discontinued operations, net other expense, provision for income taxes, depreciation and amortization, stock-based compensation, deferred revenue adjustment, CEO transition costs, restructuring expense, and business acquisition and integration expense. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Income taxes and net other expense is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income (loss).

A description of special items in our non-GAAP financial measures described above are as follows:

●	Deferred revenue adjustment related to a revenue purchase accounting adjustment to record Walden’s deferred revenue at fair value.
●	CEO transition costs related to acceleration of stock-based compensation expense.
●	Restructuring expense primarily related to plans to achieve synergies with the Walden acquisition and real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office.
●	Business acquisition and integration expense include expenses related to the Walden acquisition and growth transformation initiatives.
●	Intangible amortization expense on acquired intangible assets.
●	Pre-acquisition interest expense, write-off of debt discount and issuance costs, and gain on extinguishment of debt related to financing arrangements in connection with the Walden acquisition and prepayment of debt.
●	Net loss (income) from discontinued operations includes the operations of ACAMS, Becker, OCL, and EduPristine, in addition to costs related to DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income (loss) reconciliation to adjusted net income (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Net income (loss) (GAAP)	$2,192	$(58,004)
Deferred revenue adjustment	—	6,207
CEO transition costs	—	6,195
Restructuring expense	15,065	3,094
Business acquisition and integration expense	8,415	26,553
Intangible amortization expense	18,528	16,451
Pre-acquisition interest expense, write-off of debt discount and issuance costs, and gain on extinguishment of debt	2,824	31,634
Income tax impact on non-GAAP adjustments (1)	(9,673)	4,640
Net loss (income) from discontinued operations	3,654	(19,178)
Adjusted net income (non-GAAP)	$41,005	$17,592
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings (loss) per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended
	September 30,
	2022	2021
Earnings (loss) per share, diluted (GAAP)	$0.05	$(1.17)
Effect on diluted earnings per share:
Deferred revenue adjustment	-	0.12
CEO transition costs	-	0.12
Restructuring expense	0.33	0.06
Business acquisition and integration expense	0.18	0.53
Intangible amortization expense	0.40	0.33
Pre-acquisition interest expense, write-off of debt discount and issuance costs, and gain on extinguishment of debt	0.06	0.63
Income tax impact on non-GAAP adjustments (1)	(0.21)	0.09
Net loss (income) from discontinued operations	0.08	(0.39)
Adjusted earnings per share, diluted (non-GAAP)	$0.88	$0.35
Diluted shares used in non-GAAP EPS calculation	46,342	50,222
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Net income (loss) reconciliation to adjusted EBITDA ( in thousands):

	Three Months Ended
	September 30,
			Increase/(Decrease)
	2022	2021	$	%
Chamberlain:
Operating income (GAAP)	$26,184	$20,855	$5,329	25.6%
Restructuring expense	818	—	818
Depreciation	4,481	4,584	(103)
Stock-based compensation	2,274	1,547	727
Adjusted EBITDA (non-GAAP)	$33,757	$26,986	$6,771	25.1%
Adjusted EBITDA margin (non-GAAP)	24.9%	19.9%

Walden:
Operating income (loss) (GAAP)	$1,783	$(11,646)	$13,429	NM
Deferred revenue adjustment	—	6,207	(6,207)
Restructuring expense	3,080	—	3,080
Intangible amortization expense	18,528	16,451	2,077
Depreciation	2,595	1,712	883
Stock-based compensation	1,905	707	1,198
Adjusted EBITDA (non-GAAP)	$27,891	$13,431	$14,460	107.7%
Adjusted EBITDA margin (non-GAAP)	21.3%	19.6%

Medical and Veterinary:
Operating income (GAAP)	$10,528	$15,665	$(5,137)	(32.8)%
Restructuring expense	6,826	—	6,826
Depreciation	3,105	3,455	(350)
Stock-based compensation	1,475	928	547
Adjusted EBITDA (non-GAAP)	$21,934	$20,048	$1,886	9.4%
Adjusted EBITDA margin (non-GAAP)	24.9%	23.6%

Home Office and Other:
Operating loss (GAAP)	$(15,402)	$(46,937)	$31,535	67.2%
CEO transition costs	—	6,195	(6,195)
Restructuring expense	4,341	3,094	1,247
Business acquisition and integration expense	8,415	26,553	(18,138)
Depreciation	624	748	(124)
Stock-based compensation	491	334	157
Adjusted EBITDA (non-GAAP)	$(1,531)	$(10,013)	$8,482	84.7%

Adtalem Global Education:
Net income (loss) (GAAP)	$2,192	$(58,004)	$60,196	NM
Net loss (income) from discontinued operations	3,654	(19,178)	22,832
Net other expense	16,193	46,515	(30,322)
Provision for income taxes	1,054	8,604	(7,550)
Operating income (loss) (GAAP)	23,093	(22,063)	45,156
Depreciation and amortization	29,333	26,950	2,383
Stock-based compensation	6,145	3,516	2,629
Deferred revenue adjustment	—	6,207	(6,207)
CEO transition costs	—	6,195	(6,195)
Restructuring expense	15,065	3,094	11,971
Business acquisition and integration expense	8,415	26,553	(18,138)
Adjusted EBITDA (non-GAAP)	$82,051	$50,452	$31,599	62.6%
Adjusted EBITDA margin (non-GAAP)	23.1%	17.5%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rate on Adtalem’s Term Loan B is based upon LIBOR for eurocurrency rate loans or an alternative base rate for periods typically ranging from one to three months. As of September 30, 2022, Adtalem had $353.3 million in outstanding borrowings under the Term Loan B with an interest rate of 7.05%. Based upon borrowings of $353.3 million, a 100 basis point increase in short-term interest rates would result in $3.5 million of additional annual interest expense.

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

There have been no other material changes in Adtalem’s market risk exposure during the first three months of fiscal year 2023. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2022 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the first quarter of fiscal year 2023 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 19 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Item 1A. “Risk Factors” in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which could materially affect Adtalem’s business, financial condition, or future results, should be carefully considered. Such risks are not the only risks facing Adtalem. Additional risks and uncertainties not currently known to Adtalem or that management currently deems to be immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to Adtalem’s risk factors since its Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 - July 31, 2022	—	$—	—	$300,000,000
August 1, 2022 - August 31, 2022	—	—	—	300,000,000
September 1, 2022 - September 30, 2022	—	—	—	300,000,000
Total	—	$—	—	$300,000,000

(1)On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. On March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock under which 4,709,576 shares were initially delivered. The ASR agreement ended on October 14, 2022. Based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, Adtalem owed the counter party 332,212 shares of common stock. We elected to settle the contract in cash instead of delivering shares as allowed under the terms of the ASR agreement by making a cash payment of $13.2 million on November 2, 2022. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs, including the ASR agreement.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	NA	NA
August 1, 2022 - August 31, 2022	76,302	39.78	NA	NA
September 1, 2022 - September 30, 2022	11,998	37.54	NA	NA
Total	88,300	$39.48	NA	NA
(1)

Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10(a)*	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2023)
10(b)*	Form of Restricted Stock Unit Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2023)
10(c)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2023)
10(d)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2023)
10(e)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2023)
10(f)*	Registrant’s Fourth Amended and Restated Incentive Plan of 2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: November 3, 2022	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)