Form 10-Q
period 2022-12-31
Adtalem Global Education Inc.
filed 2023-02-02
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of January 26, 2023, there were 45,450,785 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	December 31,	June 30,	December 31,
	2022	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$207,776	$346,973	$275,420
Restricted cash	2,234	964	1,224
Accounts receivable, net	99,542	81,635	92,744
Prepaid expenses and other current assets	113,564	126,467	166,722
Current assets held for sale	—	—	74,397
Total current assets	423,116	556,039	610,507
Noncurrent assets:
Property and equipment, net	275,617	289,926	301,666
Operating lease assets	175,097	177,995	155,356
Deferred income taxes	52,460	51,093	61,536
Intangible assets, net	838,873	873,577	923,701
Goodwill	961,262	961,262	960,058
Other assets, net	116,613	119,283	117,621
Noncurrent assets held for sale	—	—	529,328
Total noncurrent assets	2,419,922	2,473,136	3,049,266
Total assets	$2,843,038	$3,029,175	$3,659,773

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$71,189	$57,140	$65,422
Accrued payroll and benefits	42,465	66,642	52,086
Accrued liabilities	93,705	98,124	134,585
Deferred revenue	115,658	144,840	124,347
Current operating lease liabilities	48,445	50,781	54,845
Current portion of long-term debt	—	—	8,500
Current liabilities held for sale	—	—	57,690
Total current liabilities	371,462	417,527	497,475
Noncurrent liabilities:
Long-term debt	693,781	838,908	1,599,538
Long-term operating lease liabilities	166,496	177,045	155,827
Deferred income taxes	26,676	25,554	27,127
Other liabilities	61,901	65,074	58,040
Noncurrent liabilities held for sale	—	—	32,086
Total noncurrent liabilities	948,854	1,106,581	1,872,618
Total liabilities	1,320,316	1,524,108	2,370,093
Commitments and contingencies (Note 19)
Redeemable noncontrolling interest	—	—	1,790
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 45,443, 45,177, and 49,797 shares outstanding as of December 31, 2022, June 30, 2022, and December 31, 2021, respectively	822	818	817
Additional paid-in capital	561,376	521,848	542,296
Retained earnings	2,349,146	2,322,810	1,964,954
Accumulated other comprehensive loss	(2,227)	(960)	(634)
Treasury stock, at cost, 36,713, 36,619, and 31,908 shares as of December 31, 2022, June 30, 2022, and December 31, 2021, respectively	(1,386,395)	(1,339,449)	(1,219,543)
Total shareholders' equity	1,522,722	1,505,067	1,287,890
Total liabilities and shareholders' equity	$2,843,038	$3,029,175	$3,659,773

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income (Loss)

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue	$363,302	$371,198	$717,861	$660,268
Operating cost and expense:
Cost of educational services	159,303	180,420	318,948	332,470
Student services and administrative expense	140,668	153,597	289,009	283,033
Restructuring expense	1,363	3,387	16,428	6,481
Business acquisition and integration expense	15,941	9,060	24,356	35,613
Total operating cost and expense	317,275	346,464	648,741	657,597
Operating income	46,027	24,734	69,120	2,671
Interest expense	(15,589)	(25,929)	(33,349)	(73,322)
Other (expense) income, net	(2,574)	861	(1,007)	1,739
Income (loss) from continuing operations before income taxes	27,864	(334)	34,764	(68,912)
(Provision for) benefit from income taxes	(4,247)	39,368	(5,301)	30,764
Income (loss) from continuing operations	23,617	39,034	29,463	(38,148)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	524	4,159	(2,914)	(1,891)
Gain (loss) on disposal of discontinued operations before income taxes	185	—	(3,174)	—
(Provision for) benefit from income taxes	(182)	(25,340)	2,961	(112)
Income (loss) from discontinued operations	527	(21,181)	(3,127)	(2,003)
Net income (loss)	$24,144	$17,853	$26,336	$(40,151)

Earnings (loss) per share:
Basic:
Continuing operations	$0.52	$0.78	$0.65	$(0.77)
Discontinued operations	$0.01	$(0.43)	$(0.07)	$(0.04)
Total basic earnings (loss) per share	$0.53	$0.36	$0.58	$(0.81)
Diluted:
Continuing operations	$0.51	$0.78	$0.64	$(0.77)
Discontinued operations	$0.01	$(0.42)	$(0.07)	$(0.04)
Total diluted earnings (loss) per share	$0.52	$0.36	$0.57	$(0.81)

Weighted-average shares outstanding:
Basic shares	45,425	49,776	45,350	49,719
Diluted shares	46,121	50,237	46,232	49,719

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income (loss)	$24,144	$17,853	$26,336	$(40,151)
Other comprehensive income (loss), net of tax
Gain (loss) on foreign currency translation adjustments	—	106	(1,267)	36
Comprehensive income (loss) before reclassification	24,144	17,959	25,069	(40,115)
Reclassification adjustment for loss on interest rate swap	—	—	—	6,695
Comprehensive income (loss)	$24,144	$17,959	$25,069	$(33,420)

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2022	2021
Operating activities:
Net income (loss)	$26,336	$(40,151)
Loss from discontinued operations	3,127	2,003
Income (loss) from continuing operations	29,463	(38,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	8,113	13,931
Amortization and impairments to operating lease assets	28,612	24,421
Depreciation	21,461	22,130
Amortization of intangible assets	34,704	47,150
Amortization and write-off of debt discount and issuance costs	6,819	19,985
Provision for bad debts	14,275	12,577
Deferred income taxes	(245)	(9,331)
Loss on disposals, accelerated depreciation, and impairments to property and equipment	3,483	266
Gain on extinguishment of debt	(71)	—
Loss on investment	5,000	—
Changes in assets and liabilities:
Accounts receivable	(25,045)	(33,765)
Prepaid expenses and other current assets	227	(29,686)
Accounts payable	13,233	(8,304)
Accrued payroll and benefits	(24,145)	(26,594)
Accrued liabilities	(4,849)	(10,524)
Deferred revenue	(29,182)	44,582
Operating lease liabilities	(25,923)	(23,027)
Other assets and liabilities	(13,654)	(24,631)
Net cash provided by (used in) operating activities-continuing operations	42,276	(18,968)
Net cash (used in) provided by operating activities-discontinued operations	(862)	20,062
Net cash provided by operating activities	41,414	1,094
Investing activities:
Capital expenditures	(9,747)	(14,772)
Payment for purchase of business, net of cash and restricted cash acquired	—	(1,488,054)
Net cash used in investing activities-continuing operations	(9,747)	(1,502,826)
Net cash used in investing activities-discontinued operations	—	(2,199)
Payment for working capital adjustment for sale of business	(3,174)	—
Net cash used in investing activities	(12,921)	(1,505,025)
Financing activities:
Proceeds from exercise of stock options	1,422	8,200
Employee taxes paid on withholding shares	(4,108)	(2,518)
Proceeds from stock issued under Colleague Stock Purchase Plan	289	244
Payment on equity forward contract	(13,162)	—
Proceeds from long-term debt	—	850,000
Repayments of long-term debt	(150,861)	(291,000)
Payment of debt discount and issuance costs	—	(49,553)
Net cash (used in) provided by financing activities	(166,420)	515,373
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	36
Net decrease in cash, cash equivalents and restricted cash	(137,927)	(988,522)
Cash, cash equivalents and restricted cash at beginning of period	347,937	1,313,616
Cash, cash equivalents and restricted cash at end of period	210,010	325,094
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	48,450
Cash, cash equivalents and restricted cash of continuing operations at end of period	$210,010	$276,644
Non-cash investing and financing activities:
Accrued capital expenditures	$5,209	$3,247

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
September 30, 2021	81,656	$817	$537,402	$1,947,101	$(740)	31,903	$(1,219,399)	$1,265,181
Net income				17,853				17,853
Other comprehensive income, net of tax					106			106
Stock-based compensation			4,381					4,381
Net activity from stock-based compensation awards	49		514			9	(290)	224
Proceeds from stock issued under Colleague Stock Purchase Plan			(1)			(4)	146	145
December 31, 2021	81,705	$817	$542,296	$1,964,954	$(634)	31,908	$(1,219,543)	$1,287,890

September 30, 2022	82,099	$821	$529,229	$2,325,002	$(2,227)	36,703	$(1,342,786)	$1,510,039
Net income				24,144				24,144
Stock-based compensation			1,968					1,968
Net activity from stock-based compensation awards	57	1	180			15	(622)	(441)
Proceeds from stock issued under Colleague Stock Purchase Plan			(1)			(5)	175	174
Settlement of equity forward contract			30,000				(43,162)	(13,162)
December 31, 2022	82,156	$822	$561,376	$2,349,146	$(2,227)	36,713	$(1,386,395)	$1,522,722

June 30, 2021	81,099	$811	$519,826	$2,005,105	$(7,365)	31,846	$(1,217,307)	$1,301,070
Net loss				(40,151)				(40,151)
Other comprehensive income, net of tax					36			36
Reclassification adjustment for loss on interest rate swap					6,695			6,695
Stock-based compensation			14,287					14,287
Net activity from stock-based compensation awards	606	6	8,194			69	(2,518)	5,682
Proceeds from stock issued under Colleague Stock Purchase Plan			(11)			(7)	282	271
December 31, 2021	81,705	$817	$542,296	$1,964,954	$(634)	31,908	$(1,219,543)	$1,287,890

June 30, 2022	81,796	$818	$521,848	$2,322,810	$(960)	36,619	$(1,339,449)	$1,505,067
Net income				26,336				26,336
Other comprehensive loss, net of tax					(1,267)			(1,267)
Stock-based compensation			8,113					8,113
Net activity from stock-based compensation awards	360	4	1,418			103	(4,108)	(2,686)
Proceeds from stock issued under Colleague Stock Purchase Plan			(3)			(9)	324	321
Settlement of equity forward contract			30,000				(43,162)	(13,162)
December 31, 2022	82,156	$822	$561,376	$2,349,146	$(2,227)	36,713	$(1,386,395)	$1,522,722

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

Adtalem is a national leader in post-secondary education and a leading provider of professional talent to the healthcare industry. Our schools consist of Chamberlain University (“Chamberlain”), Walden University (“Walden”), the American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM is collectively referred to as the “medical and veterinary schools.” See Note 20 “Segment Information” for information on our reportable segments.

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

Certain prior period amounts have been reclassified for consistency with the current period presentation. Other (expense) income, net in the Consolidated Statements of Income (Loss) consists of interest income of $2.4 million and $4.0 million in the three and six months ended December 31, 2022, respectively, interest income of $0.9 million and $1.7 million in the three and six months ended December 31, 2021, respectively, and investment impairment of $5.0 million in the three and six months ended December 31, 2022.

Business acquisition and integration expense was $15.9 million and $24.4 million in the three and six months ended December 31, 2022, respectively, and $9.1 million and $35.6 million in the three and six months ended December 31, 2021, respectively. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business acquisition and integration costs in the Consolidated Statements of Income (Loss).

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

Although our current estimates contemplate current conditions, including, but not limited to, the impact of (i) the novel coronavirus (“COVID-19”) pandemic, (ii) rising interest rates, and (iii) labor and material cost increases and shortages, and how we anticipate them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and financial condition.

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

3. Acquisitions

Walden University

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interest of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million. Adtalem funded the purchase with the $800.0 million in Notes (as defined in Note 13 “Debt”), the $850.0 million Term Loan B (as defined in Note 13 “Debt”), and available cash on hand. Walden offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees. The acquisition furthers Adtalem’s growth strategy as a national leader in post-secondary education and leading provider of professional talent to the healthcare industry.

The operations of Walden are included in Adtalem’s Walden reportable segment (see Note 20 “Segment Information”). The results of Walden’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition, which included revenue of $140.6 million and $209.2 million and net loss of $1.8 million and $10.5 million from the operations of Walden for the three and six months ended December 31, 2021, respectively. In addition, we incurred acquisition-related costs of $22.3 million in the six months ended December 31, 2021, which were included in business acquisition and integration expense in the Consolidated Statements of Income (Loss).

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

The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on July 1, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2021	2021
Revenue	$371,198	$729,507
Net income	$29,535	$14,842

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

4. Discontinued Operations and Assets Held for Sale

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s Consolidated Financial Statements as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s free cash flow. Adtalem received $4.1 million and $2.9 million during the second quarter of fiscal year 2023 and the second quarter of fiscal year 2022, respectively, related to the earn-out, resulting in a total of $7.0 million being received thus far. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “ DeVry Note”). The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan repayment of $10.0 million during the third quarter of fiscal year 2022. The DeVry Note is included on the Consolidated Balance Sheets in prepaid expenses and other current assets as of December 31, 2021. Adtalem has retained certain leases associated with DeVry University operations. Adtalem remains the primary lessee on these leases and subleases to DeVry University. In addition, Adtalem owns the buildings for certain DeVry University operating and administrative office locations and leases space to DeVry University under one-year operating leases, renewable annually at DeVry University’s option with the exception of one lease which expires in December 2023. Adtalem records the proceeds from these leases and subleases as an offset to operating costs. Adtalem also assigned certain leases to DeVry University but remains contingently liable under these leases.

On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem sold the issued and outstanding shares of ACAMS, Becker, and OCL to the Purchaser for $962.7 million, net of cash of $21.5 million, subject to certain post-closing adjustments. In addition, on June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration, which resulted in a transfer of $1.9 million in cash. We recorded a gain of $0.2 million and a loss of $3.2 million in the three and six months ended December 31, 2022, respectively, for post-closing working capital adjustments to the initial sales price for ACAMS, Becker, and OCL, which is included in gain (loss) on disposal of discontinued operations before income taxes in the Consolidated Statements of Income (Loss). These divestitures are the culmination of a long-term strategy to sharpen the focus of our portfolio and enhance our ability to address the rapidly growing and unmet demand for healthcare professionals in the U.S. As these sales represented a strategic shift that had a major effect on Adtalem’s operations and financial results, these businesses previously included in our former Financial Services segment are presented in Adtalem’s Consolidated Financial Statements as discontinued operations. In accordance with GAAP, we have classified ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale as of December 31, 2021, which includes ACAMS, Becker, OCL, and EduPristine (in thousands):

December 31,
2021
Assets:
Current assets:
Cash and cash equivalents	$48,450
Accounts receivable, net	21,960
Prepaid expenses and other current assets	3,987
Total current assets held for sale	74,397
Noncurrent assets:
Property and equipment, net	14,065
Operating lease assets	1,172
Intangible assets, net	133,777
Goodwill	376,165
Other assets, net	4,149
Total noncurrent assets held for sale	529,328
Total assets held for sale	$603,725

Liabilities:
Current liabilities:
Accounts payable	$14,242
Accrued payroll and benefits	7,551
Accrued liabilities	3,752
Deferred revenue	31,017
Current operating lease liabilities	1,128
Total current liabilities held for sale	57,690
Noncurrent liabilities:
Long-term operating lease liabilities	342
Deferred income taxes	30,827
Other liabilities	917
Total noncurrent liabilities held for sale	32,086
Total liabilities held for sale	$89,776

The following is a summary of income statement information of operations reported as discontinued operations, which includes ACAMS, Becker, OCL, and EduPristine operations through the date of each respective sale, a gain (loss) from post-closing working capital adjustments, and activity related to the DeVry University divestiture, which includes litigation and settlement costs we continue to incur and the earn-outs we received (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue	$—	$53,082	$—	$112,339
Operating cost and expense:
Cost of educational services	—	8,914	—	19,974
Student services and administrative expense	(524)	39,060	2,914	93,307
Restructuring expense	—	949	—	949
Total operating cost and expense	(524)	48,923	2,914	114,230
Income (loss) from discontinued operations before income taxes	524	4,159	(2,914)	(1,891)
Gain (loss) on disposal of discontinued operations before income taxes	185	—	(3,174)	—
(Provision for) benefit from income taxes	(182)	(25,340)	2,961	(112)
Income (loss) from discontinued operations	$527	$(21,181)	$(3,127)	$(2,003)

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$141,396	$131,940	$87,197	$360,533
Other	—	—	2,769	2,769
Total	$141,396	$131,940	$89,966	$363,302

	Six Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$276,801	$262,841	$172,711	$712,353
Other	—	—	5,508	5,508
Total	$276,801	$262,841	$178,219	$717,861

	Three Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$139,121	$140,627	$88,500	$368,248
Other	—	—	2,950	2,950
Total	$139,121	$140,627	$91,450	$371,198

	Six Months Ended December 31, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$274,760	$209,244	$170,975	$654,979
Other	—	—	5,289	5,289
Total	$274,760	$209,244	$176,264	$660,268

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

Revenue of $0.7 million and $141.4 million was recognized during the second quarter and first six months of fiscal year 2023, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2023. No revenue was recognized during the second quarter of fiscal year 2022 and $68.8 million of revenue was recognized in the first six months of fiscal year 2022, that was included in the deferred revenue balance at the beginning of fiscal year 2022. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, and increases from payments received related to academic terms commencing after the end of the reporting period. In addition, for fiscal year 2022, the difference between the opening and closing balances of deferred revenue included an increase from the Walden acquisition.

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

6. Restructuring Charges

During the second quarter and first six months of fiscal year 2023, Adtalem recorded restructuring charges primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. During the second quarter and first six months ended of fiscal year 2022, Adtalem recorded restructuring charges primarily driven by workforce reductions and contract terminations related to synergy actions with regards to the Walden acquisition and Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Adtalem’s home office is classified as “Home Office and Other” in Note 20 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$—	$—	$—	$818	$—	$818
Walden	41	—	41	3,067	54	3,121
Medical and Veterinary	87	—	87	6,913	—	6,913
Home Office and Other	557	678	1,235	4,626	950	5,576
Total	$685	$678	$1,363	$15,424	$1,004	$16,428

	Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$263	$72	$335	$263	$72	$335
Walden	—	1,791	1,791	—	1,791	1,791
Medical and Veterinary	62	126	188	62	126	188
Home Office and Other	657	416	1,073	1,646	2,521	4,167
Total	$982	$2,405	$3,387	$1,971	$4,510	$6,481

The following table summarizes the separation and restructuring plan activity for fiscal years 2022 and 2023, for which cash payments are required (in thousands):

Liability balance as of June 30, 2021	$—
Increase in liability (separation and other charges)	11,851
Reduction in liability (payments and adjustments)	(11,038)
Liability balance as of June 30, 2022	813
Increase in liability (separation and other charges)	1,004
Reduction in liability (payments and adjustments)	(616)
Liability balance as of December 31, 2022	$1,201

The liability balance of $1.2 million is recorded as accrued liabilities on the Consolidated Balance Sheets as of December 31, 2022. We continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities.

7. Income Taxes

Our income tax provisions from continuing operations were $4.2 million and $5.3 million in the three and six months ended December 31, 2022, respectively, and our income tax benefits from continuing operations were $39.4 million and $30.8 million in the three and six months ended December 31, 2021, respectively. The three and six months ended December 31, 2022 resulted in income tax provisions compared to income tax benefits in the year-ago periods primarily due to the impacts recognized in the year-ago periods related to the Walden acquisition. The income tax expenses reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), state and local taxes, benefits of the foreign rate differences, and benefits associated with local tax incentives.

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

8. Earnings per Share

As a result of incurring a net loss from continuing operations for the six months ended December 31, 2021, potential common stock of 447 thousand shares were excluded from diluted loss per share because the effect would have been antidilutive. As further described in Note 15 “Share Repurchases,” on March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. For purposes of calculating earnings per share for the periods presented, Adtalem reflected the ASR agreement as a repurchase of Adtalem common stock and as a forward contract indexed to its own common stock. Based on the volume-weighted average price of Adtalem’s common stock per the terms of the ASR agreement, common stock of 153 thousand shares were contingently issuable by Adtalem under the ASR agreement and were included in the diluted earnings per share calculation for the six months ended December 31, 2022 because the effect would have been dilutive. As of December 31, 2022 no shares were contingently issuable under the ASR agreement. Certain shares related to stock awards were excluded from the computation of earnings per share because the effect would have been antidilutive. The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Numerator:
Net income (loss):
Continuing operations	$23,617	$39,034	$29,463	$(38,148)
Discontinued operations	527	(21,181)	(3,127)	(2,003)
Net income (loss)	$24,144	$17,853	$26,336	$(40,151)

Denominator:
Weighted-average basic shares outstanding	45,425	49,776	45,350	49,719
Effect of dilutive stock awards	696	461	729	—
Effect of ASR	—	—	153	—
Weighted-average diluted shares outstanding	46,121	50,237	46,232	49,719

Earnings (loss) per share:
Basic:
Continuing operations	$0.52	$0.78	$0.65	$(0.77)
Discontinued operations	$0.01	$(0.43)	$(0.07)	$(0.04)
Total basic earnings (loss) per share	$0.53	$0.36	$0.58	$(0.81)
Diluted:
Continuing operations	$0.51	$0.78	$0.64	$(0.77)
Discontinued operations	$0.01	$(0.42)	$(0.07)	$(0.04)
Total diluted earnings (loss) per share	$0.52	$0.36	$0.57	$(0.81)

Weighted-average antidilutive shares	365	1,336	421	1,254

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

The classification of our accounts receivable balances was as follows (in thousands):

	December 31, 2022
	Gross	Allowance	Net
Trade receivables, current	$124,433	$(27,516)	$96,917
Financing receivables, current	6,060	(3,435)	2,625
Accounts receivable, current	$130,493	$(30,951)	$99,542

Financing receivables, current	$6,060	$(3,435)	$2,625
Financing receivables, noncurrent	39,043	(12,610)	26,433
Total financing receivables	$45,103	$(16,045)	$29,058

	June 30, 2022
	Gross	Allowance	Net
Trade receivables, current	$109,882	$(30,897)	$78,985
Financing receivables, current	6,116	(3,466)	2,650
Accounts receivable, current	$115,998	$(34,363)	$81,635

Financing receivables, current	$6,116	$(3,466)	$2,650
Financing receivables, noncurrent	36,265	(11,425)	24,840
Total financing receivables	$42,381	$(14,891)	$27,490

	December 31, 2021
	Gross	Allowance	Net
Trade receivables, current	$111,538	$(21,335)	$90,203
Financing receivables, current	7,252	(4,711)	2,541
Accounts receivable, current	$118,790	$(26,046)	$92,744

Financing receivables, current	$7,252	$(4,711)	$2,541
Financing receivables, noncurrent	39,534	(12,999)	26,535
Total financing receivables	$46,786	$(17,710)	$29,076

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

The credit quality analysis of financing receivables as of December 31, 2022 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2019	2020	2021	2022	2023	Total
1-30 days past due	$362	$264	$141	$483	$1,183	$1,327	$3,760
31-60 days past due	78	64	—	385	316	493	1,336
61-90 days past due	144	49	37	25	756	40	1,051
91-120 days past due	58	—	37	448	207	—	750
121-150 days past due	38	122	45	301	80	—	586
Greater than 150 days past due	7,739	961	663	2,430	811	—	12,604
Total past due	8,419	1,460	923	4,072	3,353	1,860	20,087
Current	6,357	1,018	997	6,645	3,549	6,450	25,016
Financing receivables, gross	$14,776	$2,478	$1,920	$10,717	$6,902	$8,310	$45,103

The credit quality analysis of financing receivables as of June 30, 2022 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$104	$140	$114	$191	$699	$782	$2,030
31-60 days past due	278	38	214	145	691	332	1,698
61-90 days past due	58	29	217	8	668	273	1,253
91-120 days past due	97	139	113	45	670	14	1,078
121-150 days past due	17	30	20	41	206	81	395
Greater than 150 days past due	6,978	876	1,077	683	1,596	377	11,587
Total past due	7,532	1,252	1,755	1,113	4,530	1,859	18,041
Current	4,687	2,229	1,483	1,167	8,910	5,864	24,340
Financing receivables, gross	$12,219	$3,481	$3,238	$2,280	$13,440	$7,723	$42,381

The credit quality analysis of financing receivables as of December 31, 2021 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$306	$118	$240	$30	$1,222	$370	$2,286
31-60 days past due	46	219	5	117	434	310	1,131
61-90 days past due	64	290	39	11	560	27	991
91-120 days past due	—	28	18	152	372	—	570
121-150 days past due	587	13	155	—	328	102	1,185
Greater than 150 days past due	8,885	1,755	1,242	879	1,594	—	14,355
Total past due	9,888	2,423	1,699	1,189	4,510	809	20,518
Current	6,053	2,454	1,933	1,384	11,160	3,284	26,268
Financing receivables, gross	$15,941	$4,877	$3,632	$2,573	$15,670	$4,093	$46,786

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

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$32,882	$15,624	$48,506	$30,897	$14,891	$45,788
Write-offs	(14,712)	(397)	(15,109)	(20,176)	(616)	(20,792)
Recoveries	1,848	32	1,880	4,256	34	4,290
Provision for credit losses	7,498	786	8,284	12,539	1,736	14,275
Ending balance	$27,516	$16,045	$43,561	$27,516	$16,045	$43,561

	Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$16,497	$17,064	$33,561	$11,559	$16,832	$28,391
Write-offs	(2,816)	(209)	(3,025)	(4,548)	(746)	(5,294)
Recoveries	2,104	17	2,121	3,354	17	3,371
Provision for credit losses	5,550	838	6,388	10,970	1,607	12,577
Ending balance	$21,335	$17,710	$39,045	$21,335	$17,710	$39,045

Allowance for bad debts on short-term and long-term receivables as of December 31, 2022, June 30, 2022, and December 31, 2021 was $43.6 million, $45.8 million, and $39.0 million, respectively.

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan payment of $10.0 million during the third quarter of fiscal year 2022. The DeVry Note is included on the Consolidated Balance Sheets in prepaid expenses and other current assets as of December 31, 2021.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable is included in other assets, net on the Consolidated Balance Sheets as of December 31, 2022, June 30, 2022, and December 31, 2021 is $44.6 million, $44.0 million, and $43.3 million, respectively, and is determined by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum. Management has evaluated the collectability of this note and has determined no reserve is necessary.

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,	December 31,
	2022	2022	2021
Land	$44,476	$44,478	$44,478
Building	333,024	342,236	337,721
Equipment	232,114	268,352	268,783
Construction in progress	11,885	11,188	12,337
Property and equipment, gross	621,499	666,254	663,319
Accumulated depreciation	(345,882)	(376,328)	(361,653)
Property and equipment, net	$275,617	$289,926	$301,666

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

11. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through December 2034, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes the noncancelable period of the lease, as well as any periods for which we are reasonably certain to exercise extension options. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have not entered into any financing leases.

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

As of December 31, 2022, we entered into two additional operating leases that have not yet commenced. One lease is expected to commence during the third quarter of fiscal year 2023, has a 10-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $5.3 million. The second lease is expected to commence during the second quarter of fiscal year 2024, has a 12-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $16.6 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Operating lease cost	$11,595	$14,362	$23,970	$28,587
Sublease income	(3,516)	(3,494)	(7,086)	(6,832)
Total lease cost	$8,079	$10,868	$16,884	$21,755

Maturities of lease liabilities by fiscal year as of December 31, 2022 were as follows (in thousands):

Operating
Fiscal Year	Leases
2023 (remaining)	$30,312
2024	55,548
2025	45,078
2026	32,245
2027	29,769
Thereafter	63,355
Total lease payments	256,307
Less: imputed interest	(41,366)
Present value of lease liabilities	$214,941

Lease term and discount rate were as follows:

December 31,
2022
Weighted-average remaining operating lease term (years)	5.7
Weighted-average operating lease discount rate	5.8%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$12,390	$13,525	$24,818	$26,728
Operating lease assets obtained in exchange for operating lease liabilities	$13,038	$205	$13,038	$6,316

Adtalem maintains agreements to lease either a portion or the full space of two facilities owned by Adtalem to DeVry University with various expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at 10 of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum lease and sublease rental income under these agreements as of December 31, 2022, were as follows (in thousands):

Fiscal Year	Amount
2023 (remaining)	$7,920
2024	10,261
2025	5,121
2026	2,038
Total lease and sublease rental income	$25,340

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	December 31,	June 30,	December 31,
	2022	2022	2021
Chamberlain	$4,716	$4,716	$4,716
Walden	651,052	651,052	649,848
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Total	$961,262	$961,262	$960,058

The table below summarizes goodwill balances by reportable segment (in thousands):

	December 31,	June 30,	December 31,
	2022	2022	2021
Chamberlain	$4,716	$4,716	$4,716
Walden	651,052	651,052	649,848
Medical and Veterinary	305,494	305,494	305,494
Total	$961,262	$961,262	$960,058

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

			Medical and
	Chamberlain	Walden	Veterinary	Total
June 30, 2021	$4,716	$—	$305,494	$310,210
Acquisition	—	649,848	—	649,848
December 31, 2021	4,716	649,848	305,494	960,058
Purchase accounting adjustments	—	1,204	—	1,204
June 30, 2022	4,716	651,052	305,494	961,262
December 31, 2022	$4,716	$651,052	$305,494	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	December 31, 2022		June 30, 2022		December 31, 2021
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(116,551)	$161,900	$(87,457)	$161,900	$(42,943)	3 Years
Curriculum	56,091	(15,427)	56,091	(9,817)	56,091	(4,207)	5 Years
Total	$217,991	$(131,978)	$217,991	$(97,274)	$217,991	$(47,150)

Indefinite-lived intangible assets consisted of the following (in thousands):

	December 31,	June 30,	December 31,
	2022	2022	2021
Walden trade name	$119,560	$119,560	$119,560
AUC trade name	17,100	17,100	17,100
Ross trade name	5,100	5,100	5,100
Chamberlain Title IV eligibility and accreditations	1,200	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	495,800	495,800
AUC Title IV eligibility and accreditations	100,000	100,000	100,000
Ross Title IV eligibility and accreditations	14,100	14,100	14,100
Total	$752,860	$752,860	$752,860

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	December 31,	June 30,	December 31,
	2022	2022	2021
Chamberlain	$1,200	$1,200	$1,200
Walden	615,360	615,360	615,360
Medical and Veterinary	136,300	136,300	136,300
Total	$752,860	$752,860	$752,860

Amortization expense for amortized intangible assets was $16.2 million and $34.7 million in the three and six months ended December 31, 2022, respectively, and $30.7 million and $47.2 million in the three and six months ended December 31, 2021, respectively. Future intangible asset amortization expense, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2023 (remaining)	$26,535
2024	35,644
2025	11,220
2026	11,220
2027	1,394
Total	$86,013

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

Adtalem has four reporting units that contain goodwill. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value as of December 31, 2022.

Adtalem has four reporting units that contain indefinite-lived intangible assets. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contain indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of December 31, 2022.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2022, and that no interim events or deviations from planned operating results occurred as of December 31, 2022 that would cause management to reassess these conclusions. The recent increase in interest rates has not resulted in a significant enough change to the discount rate used to value Adtalem’s reporting units and indefinite-lived intangible assets that would result in a triggering event based on how much previously calculated fair values exceed carrying values. We have not yet experienced significant inflationary pressures on wages or other costs of delivering our educational services, so no significant decreases in long-term cash flow projections are anticipated based on these factors. Should inflation persist in the overall economy, cost increases could affect our projections in the future to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments. Although the COVID-19 pandemic is expected to have a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets, at this time none of the effects are considered significant enough to create a triggering event. The effects are currently projected to be short-term and would not significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate, the revenue and operating results could also deteriorate to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments.

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

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	December 31,	June 30,	December 31,
	2022	2022	2021
Total debt:
Senior Secured Notes due 2028	$404,950	$405,882	$800,000
Term Loan B	303,333	453,333	850,000
Total principal payments due	708,283	859,215	1,650,000
Unamortized debt discount and issuance costs	(14,502)	(20,307)	(41,962)
Total amount outstanding	693,781	838,908	1,608,038
Less current portion:
Term Loan B	—	—	(8,500)
Noncurrent portion	$693,781	$838,908	$1,599,538

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2023 (remaining)	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	708,283
Total	$708,283

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $0.1 million recorded within interest expense in the Consolidated Statements of Income (Loss) for the six months ended December 31, 2022. This debt was subsequently retired.

Accrued interest on the Notes of $7.4 million, $7.4 million, and $14.7 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of December 31, 2022, June 30, 2022, and December 31, 2021, respectively.

Credit Agreement

On February 12, 2021, Adtalem placed an $850.0 million senior secured term loan (“Term Loan B”) into the loan market to provide future funding for the Walden acquisition. For 30 days beginning on March 15, 2021, Adtalem began accruing ticking fees at 50% of the applicable 4.5% margin. Beginning on April 14, 2021 and until the closing date of the Term Loan B, Adtalem accrued ticking fees at a rate equal to LIBOR plus a 4.5% margin, subject to a LIBOR floor of 0.75%. All ticking fees were paid at the time of the Term Loan B closing date, on August 12, 2021, and are recorded within interest expense as accrued in the Consolidated Statements of Income (Loss).

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

Term Loan B

Borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. As of December 31, 2022, the interest rate for borrowings under the Term Loan B facility was 8.39%, which approximated the effective interest rate. The proceeds of the Term Loan B were used, among other things, to finance the Walden acquisition, refinance Adtalem’s Prior Credit Agreement (as defined below), and pay fees and expenses related to the Walden acquisition. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million and $50.0 million on September 22, 2022 and November 22, 2022, respectively.

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

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of December 31, 2022, of the undrawn portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income (Loss). The amount undrawn under the Revolver was $400.0 million as of December 31, 2022.

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

Prior Term Loan B

For eurocurrency rate loans, Prior Term Loan B interest was equal to LIBOR or a LIBOR-equivalent rate plus 3%. For base rate loans, Prior Term Loan B interest was equal to the base rate plus 2%. The Prior Term Loan B required quarterly installment payments of $750,000, with the balance due at maturity on April 13, 2025.

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

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The remaining $6.0 million of unamortized debt issuance costs related to the Prior Credit Facility and the $10.3 million of debt issuances costs associated with an unused bridge facility, which was in place should the permanent financing not have been obtained, were expensed in interest expense in the Consolidated Statements of Income (Loss) in the six months ended December 31, 2021. In addition, based on the $100.0 million and $50.0 million Term Loan B prepayments on September 22, 2022 and November 22, 2022, respectively, we expensed $1.4 million and $4.3 million in interest expense in the Consolidated Statements of Income (Loss) in the three and six months ended December 31, 2022, respectively, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment dates. The following table summarizes the unamortized debt discount and issuance costs activity for the six months ended December 31, 2022 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2022	$6,725	$13,582	$8,383	$28,690
Amortization of debt discount and issuance costs	(560)	(948)	(1,014)	(2,522)
Debt discount and issuance costs write-off	(15)	(4,282)	—	(4,297)
Unamortized debt discount and issuance costs as of December 31, 2022	$6,150	$8,352	$7,369	$21,871

Letters of Credit

Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of December 31, 2022, in favor of the U.S. Department of Education (“ED”) on behalf of Walden, which allows Walden to participate in Title IV programs. On January 18, 2023, we received a letter from ED, requesting Adtalem to provide a letter of credit in the amount of $76.1 million related to ED’s review of the Same Day Balance Sheet, which is the consolidated Adtalem balance sheet as of August 12, 2021, the date of the Walden acquisition. The letter of credit is to be provided within 45 calendar days from the date of this letter.

Adtalem had a letter of credit of $68.4 million, which was posted in the second quarter of fiscal year 2017 in relation to a settlement with the Federal Trade Commission (“FTC”) and required the letter of credit to be equal to the greater of 10% of DeVry University’s annual Title IV disbursements or $68.4 million for a five-year period. Adtalem continued to post the letter of credit in relation to the settlement with the FTC on behalf of DeVry University and was reimbursed by DeVry University for 2.00% of the outstanding amount of this letter of credit. This letter of credit expired during the second quarter of fiscal year 2022.

Interest Expense

The components of interest expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Notes interest expense	$5,568	$11,000	$11,165	$22,000
Term Loan B interest expense	6,450	11,405	13,451	17,603
Term Loan B ticking fees	—	—	—	5,330
Prior Term Loan B interest expense	—	—	—	1,272
Term Loan B debt discount and issuance costs write-off	1,402	—	4,282	—
Notes issuance costs write-off	—	—	15	—
Gain on extinguishment of debt	—	—	(71)	—
Unused bridge fee	—	—	—	10,329
Prior Credit Facility issuance costs write-off	—	—	—	6,000
Swap settlement	—	—	—	4,525
Amortization of debt discount and issuance costs	1,190	2,127	2,522	3,656
Other	979	1,397	1,985	2,607
Total interest expense	$15,589	$25,929	$33,349	$73,322

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

The Term Loan B requires mandatory prepayments equal to the net cash proceeds from an asset sale or disposition which is not reinvested in assets within one-year from the date of disposition if the asset sale or disposition is in excess of $20.0 million, among other mandatory prepayment terms (see the Credit Agreement, as filed under Form 8-K dated August 12, 2021, for additional information and term definitions). With the $396.7 million prepayment on March 11, 2022 on the Term Loan B, the $394.1 million prepayment on the Notes during the fourth quarter of fiscal year 2022, and the $100.0 million prepayment on September 22, 2022 on the Term Loan B, we satisfied the mandatory prepayment requirement resulting from the sale proceeds received from the sale of the Financial Services segment. No other mandatory prepayments have been required since the execution of the Credit Agreement.

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

Adtalem was in compliance with the debt covenants related to the Credit Agreement and the Notes covenants as of December 31, 2022.

14. Redeemable Noncontrolling Interest

Prior to the third quarter of fiscal year 2022, Adtalem maintained a 69% ownership interest in EduPristine with the remaining 31% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm. Beginning on March 26, 2020, Adtalem had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen had the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem. During the third quarter of fiscal year 2022, Adtalem purchased the remaining ownership interest in EduPristine from Kaizen for $1.8 million, resulting in Adtalem owning 100% of EduPristine. Subsequently, Adtalem sold EduPristine in its entirety on June 17, 2022 (see Note 4 “Discontinued Operations and Assets Held for Sale” for additional information).

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

We did not make any share repurchases during the three and six months ended December 31, 2022 and 2021. As of December 31, 2022, $300.0 million of authorized share repurchases were remaining under the current share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in private negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

ASR Agreement

On March 14, 2022, we entered into an ASR agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock representing approximately 80% of the total shares expected to be delivered at the time of executing the ASR based on the per share price on the day prior to the execution date. This initial delivery of shares reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations. The final number of shares to be repurchased was based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. See Note 8 “Earnings per Share” for information on the ASR impact to earnings per share for the six months ended December 31, 2022. The ASR agreement ended on October 14, 2022. Based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, Adtalem owed the counter party 332,212 shares of common stock. We elected to settle the contract in cash instead of delivering shares by making a cash payment of $13.2 million on November 2, 2022.

On March 14, 2022, we recorded the $150.0 million purchase price of the ASR as a reduction to shareholders’ equity, consisting of a $120.0 million increase in treasury stock and a $30.0 million reduction in additional paid-in capital, which represented an equity forward contract, on the Consolidated Balance Sheets. During the second quarter of fiscal year 2023, the $30.0 million initially recorded as a reduction in additional paid-in capital was reclassified to treasury stock and an additional $13.2 million was recorded in treasury stock, which represented our final cash settlement payment.

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Foreign currency translation adjustments
Beginning balance	$(2,227)	$(740)	$(960)	$(670)
Gain (loss) on foreign currency translation	—	106	(1,267)	36
Ending balance	$(2,227)	$(634)	$(2,227)	$(634)

Interest rate swap
Beginning balance, gross	$—	$—	$—	$(8,926)
Beginning balance, tax effect	—	—	—	2,231
Beginning balance, net of tax	—	—	—	(6,695)
Reclassification from other comprehensive income	—	—	—	6,695
Ending balance	$—	$—	$—	$—

Total ending balance	$(2,227)	$(634)	$(2,227)	$(634)

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

As of December 31, 2022, 2,871,830 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the six months ended December 31, 2022:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2022	1,144,372	$35.36
Exercised	(54,514)	26.08
Expired	(1,575)	18.60
Outstanding as of December 31, 2022	1,088,283	35.85	5.9	$2,103
Exercisable as of December 31, 2022	813,502	$35.81	5.2	$1,746

The total intrinsic value of options exercised for the six months ended December 31, 2022 and 2021 was $0.7 million and $6.7 million, respectively.

The fair value of Adtalem’s options was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also considers the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal year 2022 was $14.72 per share. No stock options were granted during the first six months of fiscal year 2023. The fair value of Adtalem’s option grants was estimated assuming the following weighted-average assumptions:

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

During the first six months of fiscal year 2023, Adtalem granted 320,970 RSUs to selected employees and directors, all of which were non-performance-based RSUs. Our annual grant of performance-based RSUs are expected to be granted in the third quarter of fiscal year 2023. We issue performance-based RSUs generally with a three-year cliff vest from the grant date. The final number of shares issued under performance-based RSUs is based on metrics approved by the Compensation Committee of the Board. Prior to fiscal year 2023, we issued non-performance-based RSUs generally with a four-year graduated vesting from the grant date. Beginning in fiscal year 2023, we issue non-performance-based RSUs generally with a three-year graduated vesting from the grant date. The recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the six months ended December 31, 2022:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of July 1, 2022	1,171,692	$35.05
Granted	320,970	39.87
Vested	(305,449)	37.58
Forfeited	(70,778)	37.90
Unvested as of December 31, 2022	1,116,435	$35.56

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first six months of fiscal years 2023 and 2022 were $39.87 and $35.46, per share, respectively.

Stock-based compensation expense, which is included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Stock-based compensation	$1,968	$4,220	$8,113	$13,931
Income tax benefit	(622)	(1,074)	(2,303)	(2,493)
Stock-based compensation, net of tax	$1,346	$3,146	$5,810	$11,438

As of December 31, 2022, $20.7 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of options and RSUs vested during the six months ended December 31, 2022 and 2021 was $13.7 million and $13.0 million, respectively. There was no capitalized stock-based compensation cost as of each of December 31, 2022, June 30, 2022, and December 31, 2021. Adtalem issues new shares of common stock to satisfy option exercises and RSU vests.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2022, June 30, 2022, and December 31, 2021 was $18.1 million, $17.8 million, and $21.6 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The fair value of the credit extension programs, which approximates its carrying value, included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of December 31, 2022, June 30, 2022, and December 31, 2021 of $29.1 million, $27.5 million, and $29.1 million, respectively, and is classified as Level 2. See Note 9 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan repayment of $10.0 million during the third quarter of fiscal year 2022. The fair value of the DeVry Note approximated its carrying value of $10.0 million as of December 31, 2021 and was classified as Level 2. The carrying value is included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2021.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem holds a mortgage from DePaul College Prep for $46.8 million. The mortgage is due on July 31, 2024 as a balloon payment and bears interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, included in other assets, net on the Consolidated Balance Sheets as of December 31, 2022, June 30, 2022, and December 31, 2021 is $44.6 million, $44.0 million, and $43.3 million, respectively. Fair value is estimated by discounting the future cash flows using an average of current rates for similar arrangements, which is estimated at 7% per annum and is classified as Level 2.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2022, June 30, 2022, and December 31, 2021 were $14.6 million, $16.3 million, and $21.4 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of December 31, 2022, June 30, 2022, and December 31, 2021, borrowings under our long-term debt agreements were $708.3 million, $859.2 million, and $1,650.0 million, respectively. The fair value of the Notes was $371.5 million as of December 31, 2022, which is based upon quoted market prices and is classified as Level 1. The fair value of the Term Loan B was $301.6 million as of December 31, 2022, which is based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

As of December 31, 2022, June 30, 2022, and December 31, 2021, there were no assets or liabilities measured at fair value using Level 3 inputs.

We recorded an impairment of $5.0 million on an equity investment with no readily determinable fair value within other (expense) income, net in the Consolidated Statements of Income (Loss) in the three and six months ended December 31, 2022 as the carrying value is no longer recoverable. Since initial recognition of the investment, there have been no upward or downward adjustments as a result of observable price changes. Following the impairment, the carrying amount of $5.0 million was reduced to zero.

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

19. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of December 31, 2022, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of December 31, 2022. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff sought compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The plaintiff later filed an amended complaint asserting similar claims with a new lead plaintiff, Dave McCormick. After discussions among the parties, the court granted a Motion for Preliminary Approval of Class Action Settlement (the “McCormick Settlement”) on May 28, 2020. In conjunction with the McCormick Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2022, June 30, 2022, and December 31, 2021. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheets as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statements of Income (Loss) for the year ended June 30, 2020. As of June 30, 2020, we had anticipated the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. We now anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2023. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The court issued an order approving the McCormick Settlement on October 7, 2020 and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of Jose David Valderrama (“Valderrama”), a class member who objected to the terms of the McCormick Settlement, a notice of appeal of the court’s order approving the McCormick Settlement. On November 5, 2020, Richardo Peart (“Peart”), another class member who objected to the terms of the McCormick Settlement, filed a similar notice of appeal. Those appeals were consolidated before the Appellate Court of Illinois, First District and fully briefed. The Appellate Court agreed to stay Valderrama’s and Peart’s appeals of the McCormick Settlement pending the outcome of mediation involving the objections to the McCormick Settlement. The objections were not resolved at a mediation on February 1, 2022. Valderrama’s objection was withdrawn as part of the Stoltmann settlement discussed below. Peart’s objection remained pending a decision by the Appellate Court. On May 4, 2022, the Appellate Court denied Peart’s objection and affirmed the Circuit Court of Cook County’s approval of the McCormick Settlement. Adtalem settled with Peart and the McCormick Settlement is now final. The Circuit Court of Cook County is in the process of administering the $44.95 million settlement fund.

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

On July 22, 2021, plaintiffs Cheryl Burleigh and Chad Harris (both contributing faculty members at Walden) filed a class action complaint in the Superior Court of Alameda County, California alleging violations of California wage and hour laws by Walden and Laureate Education, Inc. The complaint alleges that Walden’s “per assignment” pay scale results in uncompensated work time for plaintiffs and class members for time spent in trainings and meetings. Plaintiffs also allege that they were not paid for meal and rest breaks, that they were not reimbursed for necessary business expenses, that Walden did not provide wage statements as required by California state law, and that they were not paid wages due upon termination. Plaintiffs also allege derivative claims under California’s Unfair Competition Law. The complaint seeks restitution including pay for uncompensated hours of work, unreimbursed business expenses and interest, liquidated damages, declaratory relief, injunctive relief, penalties, and attorney fees and costs. Walden and Laureate have filed a demurrer. On January 28, 2022, the parties agreed to settle the complaint for an immaterial amount, subject to the approval of the Superior Court of Alameda County, California. The Plaintiffs filed their motion for preliminary approval of the settlement on June 7, 2022. The court issued a preliminary approval Order on July 26, 2022. The court issued an Order of final approval to the settlement on December 12, 2022. Walden remitted an immaterial amount to the class administrator on December 22, 2022. This matter is now final.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. On March 23, 2022, Walden filed a Motion to Dismiss the Plaintiffs’ claims for failure to state a claim upon which relief can be granted. On November 27, 2022, the Court denied Walden’s motion to dismiss the complaint. Plaintiffs filed an amended complaint to add an additional plaintiff, Tareion Fluker. Walden’s answer to the amended complaint is due February 2, 2023.

On June 6, 2022, plaintiff Rajesh Verma filed a lawsuit on behalf of himself and a class of similarly situated individuals in the Circuit Court of the Fourth Judicial Circuit, Duval County Florida, against Walden alleging that Walden was placing telephonic sales calls to persons on the National Do-Not-Call Registry, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq. Although originally filed in state court, Walden removed the case to federal court and filed a motion to dismiss Plaintiff’s complaint. On August 26, 2022, Plaintiff filed a motion to remand Count I of the complaint to state court. Both motions are pending a decision before the U.S. District Court for the Middle District of Florida. The parties are engaged in discovery.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, and intangible asset amortization. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment is not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue:
Chamberlain	$141,396	$139,121	$276,801	$274,760
Walden	131,940	140,627	262,841	209,244
Medical and Veterinary	89,966	91,450	178,219	176,264
Total consolidated revenue	$363,302	$371,198	$717,861	$660,268
Adjusted operating income:
Chamberlain	$33,229	$25,791	$60,231	$46,646
Walden	29,012	32,401	52,403	43,413
Medical and Veterinary	23,017	19,706	40,371	35,371
Home Office and Other	(5,751)	(7,664)	(8,397)	(18,759)
Total consolidated adjusted operating income	79,507	70,234	144,608	106,671
Reconciliation to Consolidated Financial Statements:
Deferred revenue adjustment	—	(2,354)	—	(8,561)
CEO transition costs	—	—	—	(6,195)
Restructuring expense	(1,363)	(3,387)	(16,428)	(6,481)
Business acquisition and integration expense	(15,941)	(9,060)	(24,356)	(35,613)
Intangible amortization expense	(16,176)	(30,699)	(34,704)	(47,150)
Total consolidated operating income	46,027	24,734	69,120	2,671
Interest expense	(15,589)	(25,929)	(33,349)	(73,322)
Other (expense) income, net	(2,574)	861	(1,007)	1,739
Total consolidated income (loss) from continuing operations before income taxes	$27,864	$(334)	$34,764	$(68,912)
Capital expenditures:
Chamberlain	$1,492	$2,969	$2,918	$6,614
Walden	268	2,748	1,093	2,932
Medical and Veterinary	342	504	915	1,759
Home Office and Other	2,094	1,860	4,821	3,467
Total consolidated capital expenditures	$4,196	$8,081	$9,747	$14,772
Depreciation expense:
Chamberlain	$4,099	$4,726	$8,580	$9,310
Walden	2,269	2,516	4,864	4,228
Medical and Veterinary	3,031	3,645	6,136	7,100
Home Office and Other	1,257	744	1,881	1,492
Total consolidated depreciation expense	$10,656	$11,631	$21,461	$22,130
Intangible asset amortization expense:
Walden	$16,176	$30,699	$34,704	$47,150
Total consolidated intangible asset amortization expense	$16,176	$30,699	$34,704	$47,150

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue from unaffiliated customers:
Domestic operations	$273,336	$279,748	$539,642	$484,004
Barbados, St. Kitts, and St. Maarten	89,966	91,450	178,219	176,264
Total consolidated revenue	$363,302	$371,198	$717,861	$660,268
Long-lived assets:
Domestic operations	$287,811	$305,848	$287,811	$305,848
Barbados, St. Kitts, and St. Maarten	162,903	151,174	162,903	151,174
Total consolidated long-lived assets	$450,714	$457,022	$450,714	$457,022

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

Second Quarter Highlights

Financial and operational highlights for the second quarter of fiscal year 2023 include:

●	Adtalem revenue declined $7.9 million, or 2.1%, in the second quarter of fiscal year 2023 compared to the year-ago period.
●	Net income of $24.1 million ($0.52 diluted earnings per share) increased $6.3 million ($0.16 diluted earnings per share) in the second quarter of fiscal year 2023 compared to net income of $17.9 million in the year-ago period. This increase was primarily driven by decreased cost of educational services, student services and administrative expense, and interest expense in the second quarter of fiscal year 2023 compared to the year-ago period, partially offset by increased business acquisition and integration expense. Adjusted net income of $54.2 million ($1.17 diluted adjusted earnings per share) increased $16.4 million ($0.42 diluted adjusted earnings per share), or 43.4%, in the second quarter of fiscal year 2023 compared to the year-ago period. This increase was driven by increased adjusted operating income at Chamberlain and Medical and Veterinary and decreased interest expense in the second quarter of fiscal year 2023 compared to the year-ago period.
●	For the November 2022 session, total student enrollment at Chamberlain decreased 0.8% compared to the same session last year.
●	As of December 31, 2022, total student enrollment at Walden decreased 7.8% compared to December 31, 2021.
●	On March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock. The ASR agreement ended on October 14, 2022. Based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, Adtalem owed the counter party 332,212 shares of common stock. We elected to settle the contract in cash instead of delivering shares by making a cash payment of $13.2 million on November 2, 2022.

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

Management believes that enrollments are negatively impacted at Chamberlain and Walden, and to a lesser extent at Medical and Veterinary, by disruptions in the nursing and healthcare markets caused by COVID-19. The amount of revenue, operating income, and earnings per share losses in the second quarter and first six months of fiscal year 2023 and 2022 driven by this disruption are not quantifiable. While COVID-19 continues to dissipate, management anticipates that the stress caused by COVID-19 on healthcare professionals will continue to negatively affect consolidated revenue, operating income, and earnings per share during the remainder of fiscal year 2023 and for as long as the pandemic and the various surges continue to stress healthcare professionals.

Remote and hybrid work arrangements continue in both the U.S. and at foreign locations. The remote work arrangements have not adversely affected Adtalem’s ability to maintain operations, financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. The effectiveness of our remote technology enables our ability to maintain these systems and controls. Management does not anticipate Adtalem will be materially impacted by any constraints or other impacts on our human capital resources and productivity. Travel restrictions and border closures are not expected to have a material impact on our ability to operate and achieve operational goals. While recent travel expenditures have been lower than historical levels, we would expect these costs to increase as the effects of COVID-19 continue to dissipate.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of December 31, 2022, none of the effects are considered significant enough to create an impairment triggering event during the second quarter of fiscal year 2023. In addition, our annual impairment assessment performed as of May 31, 2022 did not identify any impairments.

Results of Operations

The following table presents selected Consolidated Statements of Income (Loss) data as a percentage of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	43.8%	48.6%	44.4%	50.4%
Student services and administrative expense	38.7%	41.4%	40.3%	42.9%
Restructuring expense	0.4%	0.9%	2.3%	1.0%
Business acquisition and integration expense	4.4%	2.4%	3.4%	5.4%
Total operating cost and expense	87.3%	93.3%	90.4%	99.6%
Operating income	12.7%	6.7%	9.6%	0.4%
Interest expense	(4.3)%	(7.0)%	(4.6)%	(11.1)%
Other (expense) income, net	(0.7)%	0.2%	(0.1)%	0.3%
Income (loss) from continuing operations before income taxes	7.7%	(0.1)%	4.8%	(10.4)%
(Provision for) benefit from income taxes	(1.2)%	10.6%	(0.7)%	4.7%
Income (loss) from continuing operations	6.5%	10.5%	4.1%	(5.8)%
Income (loss) from discontinued operations, net of tax	0.1%	(5.7)%	(0.4)%	(0.3)%
Net income (loss)	6.6%	4.8%	3.7%	(6.1)%

Revenue

The following tables present revenue by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022 as reported	$139,121	$140,627	$91,450	$371,198
Organic growth (decline)	2,275	(8,687)	(1,484)	(7,896)
Fiscal year 2023 as reported	$141,396	$131,940	$89,966	$363,302

Fiscal year 2023 % change:
Organic growth (decline)	1.6%	(6.2)%	(1.6)%	(2.1)%

	Six Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022 as reported	$274,760	$209,244	$176,264	$660,268
Organic growth (decline)	2,041	(10,553)	1,955	(6,557)
Effect of acquisitions	—	64,150	—	64,150
Fiscal year 2023 as reported	$276,801	$262,841	$178,219	$717,861

Fiscal year 2023 % change:
Organic growth (decline)	0.7%	(5.0)%	1.1%	(1.0)%
Effect of acquisitions	—	30.7%	—	9.7%
Fiscal year 2023 % change as reported	0.7%	25.6%	1.1%	8.7%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2023
Session	July 2022	Sept. 2022	Nov. 2022
Total students	31,371	33,153	33,390
% change from prior year	(4.1)%	(4.0)%	(0.8)%

	Fiscal Year 2022
Session	July 2021	Sept. 2021	Nov. 2021	Jan. 2022	Mar. 2022	May 2022
Total students	32,729	34,539	33,648	34,141	34,158	32,891
% change from prior year	1.6%	(2.8)%	(2.1)%	(4.5)%	(4.3)%	(5.8)%

Chamberlain revenue increased 1.6%, or $2.3 million, to $141.4 million in the second quarter and increased 0.7%, or $2.0 million, to $276.8 million in the first six months of fiscal year 2023 compared to the year-ago periods, driven by an increase in fee revenue. Management believes that a decrease in total student enrollment in several programs, with the most pronounced being in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program, may partially be driven by prolonged stress on healthcare professionals. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic and its aftermath continue to stress healthcare professionals. Chamberlain’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions that are a hallmark of the current global macroeconomic environment.

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

Walden

Walden Student Enrollment:

	Fiscal Year 2023
	September 30,	December 31,
Period	2022	2022
Total students	40,772	37,956
% change from prior year	(9.2)%	(7.8)%

	Fiscal Year 2022
	September 30,	December 31,	March 31,	June 30,
Period	2021	2021	2022	2022
Total students	44,886	41,158	42,788	39,470

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue decreased 6.2%, or $8.7 million, to $131.9 million in the second quarter and increased 25.6%, or $53.6 million, to $262.8 million in the first six months of fiscal year 2023 compared to the year-ago periods. Excluding the timing of the Walden acquisition in the prior year, Walden revenue decreased 5.0%, or $10.6 million, in the first six months of fiscal year 2023 compared to the year-ago period. In the second quarter and first six months of fiscal year 2022, $2.4 million and $8.6 million, respectively, was excluded from revenue due to an adjustment required for purchase accounting to record Walden’s deferred revenue at fair value. The second quarter and first six months of fiscal year 2023 did not require a similar adjustment. Excluding the $2.4 million deferred revenue adjustment, Walden revenue decreased 7.7%, or $11.0 million in the second quarter compared to the year ago period. Excluding the timing of the Walden acquisition in the prior year and the $8.6 million deferred revenue adjustment, revenue decreased 8.8%, or $19.1 million in the first six months of fiscal year 2023 compared to the year-ago period. Management believes that the decrease in total enrollment compared to the prior year may be driven by prolonged stress on healthcare professionals. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic and its aftermath continue to stress healthcare professionals. Walden’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions that are a hallmark of the current global macroeconomic environment.

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

Medical and Veterinary revenue decreased 1.6%, or $1.5 million, to $90.0 million in the second quarter and increased 1.1%, or $2.0 million, to $178.2 million in the first six months of fiscal year 2023 compared to the year-ago periods. The decrease in revenue in the second quarter of fiscal year 2023 was driven by higher use of scholarships to attract and retain students at AUC and RUSM. The increase in revenue in the first six months of fiscal year 2023 was driven by increased enrollment and clinical revenue at AUC and RUSM, partially offset by the higher use of scholarships to attract and retain students at AUC and RUSM. Medical and Veterinary’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions that are a hallmark of the current global macroeconomic environment.

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

	Three Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022 as reported	$66,597	$59,678	$54,145	$180,420
Cost decrease	(5,954)	(9,550)	(5,613)	(21,117)
Fiscal year 2023 as reported	$60,643	$50,128	$48,532	$159,303

Fiscal year 2023 % change:
Cost decrease	(8.9)%	(16.0)%	(10.4)%	(11.7)%

	Six Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022 as reported	$132,285	$93,730	$106,455	$332,470
Cost decrease	(11,469)	(18,161)	(6,903)	(36,533)
Effect of acquisitions	—	23,011	—	23,011
Fiscal year 2023 as reported	$120,816	$98,580	$99,552	$318,948

Fiscal year 2023 % change:
Cost decrease	(8.7)%	(19.4)%	(6.5)%	(11.0)%
Effect of acquisitions	—	24.6%	—	6.9%
Fiscal year 2023 % change as reported	(8.7)%	5.2%	(6.5)%	(4.1)%

Cost of educational services decreased 11.7%, or $21.1 million, to $159.3 million in the second quarter and decreased 4.1%, or $13.5 million, to $318.9 million in the first six months of fiscal year 2023 compared to the year-ago periods. Excluding the timing of the Walden acquisition in the prior year, cost of educational services decreased 11.0%, or $36.5 million, in the first six months of fiscal year 2023 compared to the year-ago period. These cost decreases were primarily driven by cost reduction efforts across all institutions including workforce reductions.

As a percentage of revenue, cost of educational services was 43.8% and 44.4% in the second quarter and first six months of fiscal year 2023, respectively, compared to 48.6% and 50.4% in the year-ago periods. The decreases in the percentages were primarily the result of cost reduction efforts and the influence of Walden’s higher gross margins, which impacted the full first six months of fiscal year 2023 compared to only a portion of the first six months of fiscal year 2022. Walden’s fully online operating model results in lower comparable cost of educational services.

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

	Three Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022 as reported	$46,733	$81,601	$17,600	$7,663	$153,597
Cost increase (decrease)	791	1,898	817	(1,912)	1,594
Intangible amortization expense change	—	(14,523)	—	—	(14,523)
Fiscal year 2023 as reported	$47,524	$68,976	$18,417	$5,751	$140,668

Fiscal year 2023 % change:
Cost increase	1.7%	2.3%	4.6%	NM	1.0%
Effect of intangible amortization expense change	—	(17.8)%	—	NM	(9.5)%
Fiscal year 2023 % change as reported	1.7%	(15.5)%	4.6%	NM	(8.4)%

	Six Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022 as reported	$95,829	$127,811	$34,439	$24,954	$283,033
Cost (decrease) increase	(75)	4,045	3,858	(10,363)	(2,535)
Effect of acquisitions excluding special items	—	27,152	—	—	27,152
Intangible amortization expense change	—	(12,446)	—	—	(12,446)
CEO transition costs change	—	—	—	(6,195)	(6,195)
Fiscal year 2023 as reported	$95,754	$146,562	$38,297	$8,396	$289,009

Fiscal year 2023 % change:
Cost (decrease) increase	(0.1)%	3.2%	11.2%	NM	(0.9)%
Effect of acquisitions excluding special items	—	21.2%	—	NM	9.6%
Effect of intangible amortization expense change	—	(9.7)%	—	NM	(4.4)%
Effect of CEO transition costs change	—	—	—	NM	(2.2)%
Fiscal year 2023 % change as reported	(0.1)%	14.7%	11.2%	NM	2.1%

Student services and administrative expense decreased 8.4%, or $12.9 million, to $140.7 million in the second quarter and increased 2.1%, or $6.0 million, to $289.0 million in the first six months of fiscal year 2023 compared to the year-ago periods. Excluding intangible amortization expense, student services and administrative expense increased 1.0%, or $1.6 million, in the second quarter compared to the year-ago period. Excluding the timing of the Walden acquisition in the prior year, intangible amortization expense, and CEO transition costs, student services and administrative expense decreased 0.9%, or $2.5 million, in the first six months of fiscal year 2023 compared to the year-ago period. The cost increase in the second quarter of fiscal year 2023 was primarily driven by an increase in marketing expense. The cost decrease in the first six months of fiscal year 2023 was primarily driven by cost reduction at home office, partially offset by cost increases at the some institutions primarily due to an increase in marketing expense.

As a percentage of revenue, student services and administrative expense was 38.7% and 40.3% in the second quarter and first six months of fiscal year 2023, respectively, compared to 41.4% and 42.9% in the year-ago periods. The decreases in the percentages were primarily the result of the CEO transition costs incurred in the first six months of fiscal year 2022 and a decrease in intangible amortization expense.

Restructuring Expense

Restructuring expense in the second quarter and first six months of fiscal year 2023 was $1.4 million and $16.4 million, respectively, compared to $3.4 million and $6.5 million in the year-ago periods. The decreased restructure expense in the second quarter of fiscal year 2023 compared to the year-ago period was primarily driven by a reduction in restructuring activity including severance charges related to workforce reductions. The increased restructure expense in the first six months of fiscal year 2023 compared to the year-ago period was primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

We continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities.

Business Acquisition and Integration Expense

Business acquisition and integration expense in the second quarter and first six months of fiscal year 2023 was $15.9 million and $24.4 million, respectively, compared to $9.1 million and $35.6 million in the year-ago periods. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business acquisition and integration costs in the Consolidated Statements of Income (Loss). We expect to incur additional integration costs through the remainder of fiscal year 2023 and in fiscal year 2024.

Operating Income

The following tables present operating income by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022 as reported	$25,456	$(2,443)	$19,518	$(17,797)	$24,734
Organic change	7,438	(3,389)	3,311	1,913	9,273
Deferred revenue adjustment change	—	2,354	—	—	2,354
Restructuring expense change	335	1,750	101	(162)	2,024
Business acquisition and integration expense change	—	—	—	(6,881)	(6,881)
Intangible amortization expense change	—	14,523	—	—	14,523
Fiscal year 2023 as reported	$33,229	$12,795	$22,930	$(22,927)	$46,027

	Six Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022 as reported	$46,311	$(14,089)	$35,183	$(64,734)	$2,671
Organic change	13,585	(4,998)	5,000	10,362	23,949
Effect of acquisitions excluding special items	—	13,988	—	—	13,988
Deferred revenue adjustment change	—	8,561	—	—	8,561
CEO transition costs change	—	—	—	6,195	6,195
Restructuring expense change	(483)	(1,330)	(6,725)	(1,409)	(9,947)
Business acquisition and integration expense change	—	—	—	11,257	11,257
Intangible amortization expense change	—	12,446	—	—	12,446
Fiscal year 2023 as reported	$59,413	$14,578	$33,458	$(38,329)	$69,120

The following table presents a reconciliation of operating income (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Increase/(Decrease)				Increase/(Decrease)
	2022	2021	$	%	2022	2021	$	%
Chamberlain:
Operating income (GAAP)	$33,229	$25,456	$7,773	30.5%	$59,413	$46,311	$13,102	28.3%
Restructuring expense	—	335	(335)		818	335	483
Adjusted operating income (non-GAAP)	$33,229	$25,791	$7,438	28.8%	$60,231	$46,646	$13,585	29.1%
Operating margin (GAAP)	23.5%	18.3%			21.5%	16.9%
Operating margin (non-GAAP)	23.5%	18.5%			21.8%	17.0%

Walden:
Operating income (loss) (GAAP)	$12,795	$(2,443)	$15,238	NM	$14,578	$(14,089)	$28,667	NM
Deferred revenue adjustment	—	2,354	(2,354)		—	8,561	(8,561)
Restructuring expense	41	1,791	(1,750)		3,121	1,791	1,330
Intangible amortization expense	16,176	30,699	(14,523)		34,704	47,150	(12,446)
Adjusted operating income (non-GAAP)	$29,012	$32,401	$(3,389)	(10.5)%	$52,403	$43,413	$8,990	20.7%
Operating margin (GAAP)	9.7%	(1.7)%			5.5%	(6.7)%
Operating margin (non-GAAP)	22.0%	23.0%			19.9%	20.7%

Medical and Veterinary:
Operating income (GAAP)	$22,930	$19,518	$3,412	17.5%	$33,458	$35,183	$(1,725)	(4.9)%
Restructuring expense	87	188	(101)		6,913	188	6,725
Adjusted operating income (non-GAAP)	$23,017	$19,706	$3,311	16.8%	$40,371	$35,371	$5,000	14.1%
Operating margin (GAAP)	25.5%	21.3%			18.8%	20.0%
Operating margin (non-GAAP)	25.6%	21.5%			22.7%	20.1%

Home Office and Other:
Operating loss (GAAP)	$(22,927)	$(17,797)	$(5,130)	(28.8)%	$(38,329)	$(64,734)	$26,405	40.8%
CEO transition costs	—	—	—		—	6,195	(6,195)
Restructuring expense	1,235	1,073	162		5,576	4,167	1,409
Business acquisition and integration expense	15,941	9,060	6,881		24,356	35,613	(11,257)
Adjusted operating loss (non-GAAP)	$(5,751)	$(7,664)	$1,913	25.0%	$(8,397)	$(18,759)	$10,362	55.2%

Adtalem Global Education:
Operating income (GAAP)	$46,027	$24,734	$21,293	86.1%	$69,120	$2,671	$66,449	2,487.8%
Deferred revenue adjustment	—	2,354	(2,354)		—	8,561	(8,561)
CEO transition costs	—	—	—		—	6,195	(6,195)
Restructuring expense	1,363	3,387	(2,024)		16,428	6,481	9,947
Business acquisition and integration expense	15,941	9,060	6,881		24,356	35,613	(11,257)
Intangible amortization expense	16,176	30,699	(14,523)		34,704	47,150	(12,446)
Adjusted operating income (non-GAAP)	$79,507	$70,234	$9,273	13.2%	$144,608	$106,671	$37,937	35.6%
Operating margin (GAAP)	12.7%	6.7%			9.6%	0.4%
Operating margin (non-GAAP)	21.9%	18.9%			20.1%	16.2%

Consolidated operating income increased 86.1%, or $21.3 million, to $46.0 million in the second quarter and increased $66.4 million, to $69.1 million in the first six months of fiscal year 2023 compared to the year-ago periods. The primary drivers of the operating income increase in the second quarter of fiscal year 2023 were cost reduction efforts across all institutions and decreased intangible amortization expense. The primary drivers of the operating income increase in the first six months of fiscal year 2023 were cost reduction efforts across all institutions, the timing of the Walden acquisition in the prior year, decreased CEO transition costs, decreased business acquisition and integration expense, and decreased intangible amortization expense. The decrease in amortization expense is driven by the student relationships intangible asset. This intangible asset is amortized based on the estimated retention of the students and giving consideration to the revenue and cash flow associated with these existing students, which are concentrated at the beginning of the asset’s useful life.

Consolidated adjusted operating income increased 13.2%, or $9.3 million, in the second quarter and increased 35.6%, or $37.9 million, in the first six months of fiscal year 2023 compared to the year-ago periods. The primary driver of the adjusted operating income increase in the second quarter of fiscal year 2023 was cost reduction efforts across all institutions partially offset by the decreased revenue at Walden. The primary drivers of the adjusted operating income increase in the first six months of fiscal year 2023 were the timing of the Walden acquisition in the prior year and cost reduction efforts across all institutions.

Chamberlain

Chamberlain operating income increased 30.5%, or $7.8 million, to $33.2 million in the second quarter and increased 28.3%, or $13.1 million, to $59.4 million in the first six months of fiscal year 2023 compared to the year-ago periods. Segment adjusted operating income increased 28.8%, or $7.4 million, to $33.2 million in the second quarter and increased 29.1%, or $13.6 million, to $60.2 million in the first six months of fiscal year 2023 compared to the year-ago periods. The primary driver of the increases in adjusted operating income in the second quarter and first six months of fiscal year 2023 was the result of labor cost reductions.

Walden

Walden operating income was $12.8 million and $14.6 million in the second quarter and first six months of fiscal year 2023, respectively, compared to operating loss of $2.4 million and $14.1 million in the year-ago periods, which were impacted by intangible amortization expense and the deferred revenue purchase accounting adjustments. Segment adjusted operating income decreased 10.5%, or $3.4 million, to $29.0 million in the second quarter and increased 20.7%, or $9.0 million, to $52.4 million in the first six months of fiscal year 2023 compared to the year-ago periods. The primary driver of the decrease in adjusted operating income in the second quarter of fiscal year 2023 was the decrease in revenue. The primary driver of the increase in adjusted operating income in the first six months of fiscal year 2023 was the timing of the Walden acquisition in the prior year.

Medical and Veterinary

Medical and Veterinary operating income increased 17.5%, or $3.4 million, to $22.9 million in the second quarter and decreased 4.9%, or $1.7 million, to $33.5 million in the first six months of fiscal year 2023 compared to the year-ago periods. Segment adjusted operating income increased 16.8%, or $3.3 million, to $23.0 million in the second quarter and increased 14.1%, or $5.0 million, to $40.4 million in the first six months of fiscal year 2023 compared to the year-ago periods. The primary driver of the increases in adjusted operating income in the second quarter and first six months of fiscal year 2023 was the result of lower labor, rent, and other expense.

Interest Expense

Interest expense in the second quarter and first six months of fiscal year 2023 was $15.6 million and $33.3 million, respectively, compared to $25.9 million and $73.3 million in the year-ago periods. The decreases in interest expense was primarily the result of decreased borrowings in the second quarter and first six months of fiscal year 2023 compared to the year-ago periods due to prepayments of debt. In addition, the decrease in the first six months of fiscal year 2023 compared to the year-ago period was also a result of the year-ago period incurring charges due to the write-off of issuance costs on the Prior Credit Facility and unused bridge fee (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements). These decreases in interest expense were partially offset by rising interest rates on outstanding debt. As of December 31, 2022, the interest rate for borrowings under the Term Loan B facility was 8.39% compared to 5.25% as of December 31, 2021.

Other (Expense) Income, Net

Other (expense) income, net in the second quarter and first six months of fiscal year 2023 was other expense, net of $2.6 million and $1.0 million, respectively, compared to other income, net of $0.9 million and $1.7 million in the year-ago periods. The increases in other expense, net was primarily the result of a $5.0 million investment impairment of an equity investment in the second quarter and first six months of fiscal year 2023.

(Provision for) Benefit from Income Taxes

Our effective income tax rate (“ETR”) from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including tax on global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, changes in valuation allowance, liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards.

Our income tax provisions from continuing operations were $4.2 million and $5.3 million in the three and six months ended December 31, 2022, respectively, and our income tax benefits from continuing operations were $39.4 million and $30.8 million in the three and six months ended December 31, 2021, respectively. The three and six months ended December 31, 2022 resulted in income tax provisions compared to income tax benefits in the year-ago periods primarily due to the impacts recognized in the year-ago periods related to the Walden acquisition.

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

Net income from discontinued operations in the second quarter of fiscal year 2023 was $0.5 million. This income consisted of the following: (i) income of $0.5 million driven from the DeVry University earn-out, partially offset by ongoing litigation costs and settlements related to the DeVry University divestiture; (ii) a gain on the sale of Becker and OCL of $0.2 million for working capital adjustments to the initial sale prices; and (iii) a provision from income taxes of $0.2 million associated with the items listed above.

Net loss from discontinued operations in the second quarter of fiscal year 2022 was $21.2 million. This loss consisted of the following: (i) income of $4.2 million driven from the DeVry University earn-out and operating results related to ACAMS, Becker, OCL, and EduPristine, partially offset by ongoing litigation costs and settlements related to the DeVry University divestiture; and (ii) a provision for income taxes of $25.3 million associated with the items listed above.

Net loss from discontinued operations in the first six months of fiscal year 2023 was $3.1 million. This loss consisted of the following: (i) loss of $2.9 million driven by ongoing litigation costs and settlements related to the DeVry University divestiture, partially offset by income from the DeVry University earn-out; (ii) a loss on the sale of ACAMS, Becker, and OCL of $3.2 million for working capital adjustments to the initial sale prices; and (iii) a benefit from income taxes of $3.0 million associated with the items listed above.

Net loss from discontinued operations in the first six months of fiscal year 2022 was $2.0 million. This loss consisted of the following: (i) loss of $1.9 million driven by ongoing litigation costs and settlements related to the DeVry University divestiture, partially offset by income from the DeVry University earn-out and operating results related to ACAMS, Becker, OCL, and EduPristine; and (ii) a provision for income taxes of $0.1 million associated with the items listed above.

Regulatory Environment

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

Chamberlain was most recently recertified and issued an unrestricted PPA in September 2020, with an expiration date of March 31, 2024. Walden was issued a Temporary Provisional PPA (“TPPPA”) on September 17, 2021 in connection with their acquisition by Adtalem. During the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, ED provisionally recertified AUC, RUSM, and RUSVM’s Title IV PPAs with expiration dates of December 31, 2022, March 31, 2023, and June 30, 2023, respectively. The lengthy PPA recertification process is such that ED allows unhampered continued access to Title IV funding after PPA expiration, so long as materially complete applications are submitted at least 90 days in advance of expiration. Complete applications for PPA recertification have been or will be timely submitted to ED. The provisional nature of the existing agreements for AUC, RUSM, and RUSVM stemmed from increased and/or repeated Title IV compliance audit findings. Walden’s TPPPA included financial requirements, which were in place prior to acquisition, such as a letter of credit, heightened cash monitoring, and additional reporting. No similar requirements were imposed on AUC, RUSM, or RUSVM. While corrective actions have been taken to resolve past compliance matters and eliminate the incidence of repetition, if AUC, RUSM, or RUSVM fail to maintain administrative capability as defined by ED while under provisional status or otherwise fail to comply with ED requirements, the institution(s) could lose eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows. ED may alternatively issue new PPAs for continued Title IV participation.

Walden must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Walden is currently on a TPPPA which is required for participation in Title IV programs on a month-to-month basis. Walden’s provisional certification prior to acquisition was due to Walden’s prior parent company (Laureate Education Inc.) failing composite score under ED’s financial responsibility standards and ED’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. As a result of Adtalem’s acquisition of Walden, the provisional nature of Walden’s PPA remains in effect on a month-to-month basis while ED reviews the change in ownership application relating to the acquisition of Walden by Adtalem. Walden also is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as a restriction on changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership during the period in which Walden participates under provisional certification (either as a result of the change in ownership or because of the continuation of the financial responsibility letter of credit). Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of December 31, 2022 in favor of the ED on behalf of Walden, which allows Walden to participate in Title IV programs. On January 18, 2023, we received a letter from ED, requesting Adtalem to provide a letter of credit in the amount of $76.1 million related to ED’s review of the Same Day Balance Sheet, which is the consolidated Adtalem balance sheet as of August 12, 2021, the date of the Walden acquisition. The letter of credit is to be provided within 45 calendar days from the date of this letter.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, Walden, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The American Rescue Plan Act of 2021 (the “Rescue Act”) enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change was subject to negotiated rulemaking, which ended in March 2022. The amended rule will first apply to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs as calculated under the current regulations (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2022 and 2021. As institution’s 90/10 compliance must be calculated using the financial results of an entire fiscal year, we are including Walden’s amounts for the full fiscal year 2022 in the table below, including the portion of the year not under Adtalem’s ownership.

	Fiscal Year
	2022	2021
Chamberlain University	65%	66%
Walden University	73%	n/a
American University of the Caribbean School of Medicine	81%	80%
Ross University School of Medicine	85%	85%
Ross University School of Veterinary Medicine	81%	82%
Consolidated	72%	73%

An ED defined financial responsibility test is required for continued participation by an institution in Title IV aid programs. For Adtalem’s institutions, this test is calculated at the consolidated Adtalem level. Applying various financial elements from the fiscal year audited financial statements, the test is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These institutions are subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is considered not financially responsible. However, an institution with a score of less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. As a result of acquisition of Walden, Adtalem expects ED will conclude its consolidated composite score will fall below 1.5. As a result, ED may impose certain additional conditions for continued access to federal funding including heightened cash monitoring and/or an additional letter of credit. Management does not believe such conditions, if any, will have a material adverse effect on Adtalem’s operations.

ED also has initiated rulemaking proceedings to amend the financial responsibility regulations. The earliest we believe any new rules will be effective is July 1, 2024.

Liquidity and Capital Resources

Adtalem’s primary source of liquidity is the cash received from payments for student tuition, fees, books, and other educational materials. These payments include funds originating as financial aid from various federal and state loan and grant programs, student and family educational loans, employer educational reimbursements, scholarships, and student and family financial resources. Adtalem continues to provide financing options for its students, including Adtalem’s credit extension programs.

The pattern of cash receipts during the year is seasonal. Adtalem’s cash collections on accounts receivable peak at the start of each institution’s term. Accounts receivable reach their lowest level at the end of each institution’s term.

Adtalem’s consolidated cash and cash equivalents balance of $207.8 million, $347.0 million, and $275.4 million as of December 31, 2022, June 30, 2022, and December 31, 2021, respectively, included cash and cash equivalents held at Adtalem’s international operations of $18.7 million, $34.2 million, and $51.7 million as of December 31, 2022, June 30, 2022, and December 31, 2021, respectively, which is available to Adtalem for general corporate purposes.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $2.2 million, $1.0 million, and $1.2 million was held in these restricted bank accounts as of December 31, 2022, June 30, 2022, and December 31, 2021, respectively.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Six Months Ended
	December 31,
	2022	2021
Income (loss) from continuing operations	$29,463	$(38,148)
Non-cash items	122,151	131,129
Changes in assets and liabilities	(109,338)	(111,949)
Net cash provided by (used in) operating activities-continuing operations	$42,276	$(18,968)

Net cash provided by operating activities from continuing operations in the six months ended December 31, 2022 was $42.3 million compared to net cash used in operating activities from continuing operations of $19.0 million in the year-ago period. The increase was driven by decreased interest payments and payments for business acquisition and integration expenses related to the Walden acquisition. The decrease of $9.0 million in non-cash items between the six months ended December 31, 2022 and the six months ended December 31, 2021 was principally driven by decreases in amortization of intangible assets and amortization and write-off of debt discount and issuance costs. The increase of $2.6 million in cash generated from changes in assets and liabilities was primarily due to timing differences in accounts receivable, prepaid assets, prepaid income taxes, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in the first six months of fiscal year 2023 and 2022 were $9.7 million and $14.8 million, respectively. The capital expenditures in fiscal year 2023 primarily consisted of spending for Chamberlain’s new campus development and improvements and Adtalem’s home office, including information technology investments. Capital spending for the remainder of fiscal year 2023 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and information technology. Management anticipates full fiscal year 2023 capital spending to be in the $35 to $45 million range, including $9.7 million spent during the first six months of fiscal year 2023. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interest of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million.

During the first six months of fiscal year 2023, we paid $3.2 million for a working capital adjustment to the initial sales price for ACAMS, Becker, and OCL.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Six Months Ended
	December 31,
	2022	2021
Payment on equity forward contract	$(13,162)	$—
Net (repayments) proceeds from long-term debt	(150,861)	559,000
Payment of debt discount and issuance costs	—	(49,553)
Other	(2,397)	5,926
Net cash (used in) provided by financing activities	$(166,420)	$515,373

On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. We did not make any share repurchases under these programs during the six months ended December 31, 2022 and 2021. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

On March 14, 2022, we entered into an ASR agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock representing approximately 80% of the total shares expected to be delivered at the time of executing the ASR based on the per share price on the day prior to the execution date. The final number of shares to be repurchased was based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. The ASR agreement ended on October 14, 2022. Based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, Adtalem owed the counter party 332,212 shares of common stock. We elected to settle the contract in cash instead of delivering shares by making a cash payment of $13.2 million on November 2, 2022.

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Prior Term Loan B (as defined in Note 13 “Debt” to the Consolidated Financial Statements) debt. We paid interest at a fixed rate of 0.946% and received variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Prior Term Loan B. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occurred on a monthly basis. The Swap was set to terminate on February 28, 2025. On July 29, 2021, prior to refinancing our Prior Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in the six months ended December 31, 2021. During the operating term of the Swap, the annual interest rate on the amount of the Prior Term Loan B was fixed at 3.946% (including the impact of the 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and were reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affected earnings.

As discussed in the previous section of this MD&A titled “Walden University Acquisition,” on August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.5 billion in cash. On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem replaced the Prior Credit Facility and Prior Credit Agreement (as defined in Note 13 “Debt” to the Consolidated Financial Statements) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The proceeds of the Notes and the Term Loan B were used, among other things, to finance the Acquisition, refinance Adtalem’s Prior Credit Agreement, and pay fees and expenses related to the Acquisition. The Revolver will be used to finance ongoing working capital and for general corporate purposes. During fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes, resulting in a gain on extinguishment of $2.1 million recorded within interest expense in the Consolidated Statements of Income (Loss) for the year ended June 30, 2022. In July 2022, we repurchased an additional $0.9 million of Notes, on September 22, 2022, we made a prepayment of $100.0 million on the Term Loan B, and on November 22, 2022, we made a prepayment of $50.0 million on the Term Loan B. As of December 31, 2022, the amount of debt outstanding under the Notes and Credit Facility was $708.3 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $400.0 million as of December 31, 2022. While COVID-19 will continue to have an effect on operations and, as a result, liquidity, we believe the current balances of cash, cash generated from operations, and our Credit Facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future.

Material Cash Requirements

Long-Term Debt – We have outstanding $405.0 million of Notes and $303.3 million of Term Loan B, which requires interest payments. With the prepayment noted above, we are no longer required to make quarterly principal installment payments on the Term Loan B. In addition, we maintain a $400.0 million revolving credit facility with availability of $400.0 million as of December 31, 2022. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Notes and Credit Agreement.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates as disclosed in our 2022 Form 10-K. Although our current estimates contemplate current conditions, including, but not limited to, the impact of (i) the novel coronavirus (“COVID-19”) pandemic, (ii) rising interest rates, and (iii) labor and material cost increases and shortages, and how we anticipate them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and financial condition.

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

Adjusted net income (most comparable GAAP measure: net income (loss)) – Measure of Adtalem’s net income (loss) adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, investment impairment, and net (income) loss from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: earnings (loss) per share) – Measure of Adtalem’s diluted earnings (loss) per share adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, investment impairment, and net (income) loss from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, and intangible amortization expense. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income (loss)) – Measure of Adtalem’s net income (loss) adjusted for net (income) loss from discontinued operations, interest expense, other expense (income), net, provision for (benefit from) income taxes, depreciation and amortization, stock-based compensation, deferred revenue adjustment, CEO transition costs, restructuring expense, and business acquisition and integration expense. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Income taxes, interest expense, and other expense (income), net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Deferred revenue adjustment related to a revenue purchase accounting adjustment to record Walden’s deferred revenue at fair value.
●	CEO transition costs related to acceleration of stock-based compensation expense.
●	Restructuring expense primarily related to plans to achieve synergies with the Walden acquisition and real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office.
●	Business acquisition and integration expense include expenses related to the Walden acquisition and certain costs related to growth transformation initiatives.
●	Intangible amortization expense on acquired intangible assets.
●	Pre-acquisition interest expense related to financing arrangements in connection with the Walden acquisition, write-off of debt discount and issuance costs and gain on extinguishment of debt related to prepayments of debt, and impairment of an equity investment.

●	Net (income) loss from discontinued operations includes the operations of ACAMS, Becker, OCL, and EduPristine, in addition to costs related to DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income (loss) reconciliation to adjusted net income (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income (loss) (GAAP)	$24,144	$17,853	$26,336	$(40,151)
Deferred revenue adjustment	—	2,354	—	8,561
CEO transition costs	—	—	—	6,195
Restructuring expense	1,363	3,387	16,428	6,481
Business acquisition and integration expense	15,941	9,060	24,356	35,613
Intangible amortization expense	16,176	30,699	34,704	47,150
Pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, and investment impairment	6,402	—	9,226	31,634
Income tax impact on non-GAAP adjustments (1)	(9,309)	(46,742)	(18,982)	(42,102)
Net (income) loss from discontinued operations	(527)	21,181	3,127	2,003
Adjusted net income (non-GAAP)	$54,190	$37,792	$95,195	$55,384
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings (loss) per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Earnings (loss) per share, diluted (GAAP)	$0.52	$0.36	$0.57	$(0.81)
Effect on diluted earnings per share:
Deferred revenue adjustment	-	0.05	-	0.17
CEO transition costs	-	-	-	0.12
Restructuring expense	0.03	0.07	0.36	0.13
Business acquisition and integration expense	0.35	0.18	0.53	0.71
Intangible amortization expense	0.35	0.61	0.75	0.94
Pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, and investment impairment	0.14	-	0.20	0.63
Income tax impact on non-GAAP adjustments (1)	(0.20)	(0.93)	(0.41)	(0.84)
Net (income) loss from discontinued operations	(0.01)	0.42	0.07	0.04
Adjusted earnings per share, diluted (non-GAAP)	$1.17	$0.75	$2.06	$1.10
Diluted shares used in non-GAAP EPS calculation	46,121	50,237	46,232	50,166
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Net income (loss) reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Increase/(Decrease)				Increase/(Decrease)
	2022	2021	$	%	2022	2021	$	%
Chamberlain:
Operating income (GAAP)	$33,229	$25,456	$7,773	30.5%	$59,413	$46,311	$13,102	28.3%
Restructuring expense	—	335	(335)		818	335	483
Depreciation	4,099	4,726	(627)		8,580	9,310	(730)
Stock-based compensation	404	1,688	(1,284)		2,677	3,235	(558)
Adjusted EBITDA (non-GAAP)	$37,732	$32,205	$5,527	17.2%	$71,488	$59,191	$12,297	20.8%
Adjusted EBITDA margin (non-GAAP)	26.7%	23.1%			25.8%	21.5%

Walden:
Operating income (loss) (GAAP)	$12,795	$(2,443)	$15,238	NM	$14,578	$(14,089)	$28,667	NM
Deferred revenue adjustment	—	2,354	(2,354)		—	8,561	(8,561)
Restructuring expense	41	1,791	(1,750)		3,121	1,791	1,330
Intangible amortization expense	16,176	30,699	(14,523)		34,704	47,150	(12,446)
Depreciation	2,269	2,516	(247)		4,864	4,228	636
Stock-based compensation	286	760	(474)		2,191	1,467	724
Adjusted EBITDA (non-GAAP)	$31,567	$35,677	$(4,110)	(11.5)%	$59,458	$49,108	$10,350	21.1%
Adjusted EBITDA margin (non-GAAP)	23.9%	25.4%			22.6%	23.5%

Medical and Veterinary:
Operating income (GAAP)	$22,930	$19,518	$3,412	17.5%	$33,458	$35,183	$(1,725)	(4.9)%
Restructuring expense	87	188	(101)		6,913	188	6,725
Depreciation	3,031	3,645	(614)		6,136	7,100	(964)
Stock-based compensation	229	971	(742)		1,704	1,899	(195)
Adjusted EBITDA (non-GAAP)	$26,277	$24,322	$1,955	8.0%	$48,211	$44,370	$3,841	8.7%
Adjusted EBITDA margin (non-GAAP)	29.2%	26.6%			27.1%	25.2%

Home Office and Other:
Operating loss (GAAP)	$(22,927)	$(17,797)	$(5,130)	(28.8)%	$(38,329)	$(64,734)	$26,405	40.8%
CEO transition costs	—	—	—		—	6,195	(6,195)
Restructuring expense	1,235	1,073	162		5,576	4,167	1,409
Business acquisition and integration expense	15,941	9,060	6,881		24,356	35,613	(11,257)
Depreciation	1,257	744	513		1,881	1,492	389
Stock-based compensation	1,049	801	248		1,541	1,135	406
Adjusted EBITDA (non-GAAP)	$(3,445)	$(6,119)	$2,674	43.7%	$(4,975)	$(16,132)	$11,157	69.2%

Adtalem Global Education:
Net income (loss) (GAAP)	$24,144	$17,853	$6,291	35.2%	$26,336	$(40,151)	$66,487	NM
Net (income) loss from discontinued operations	(527)	21,181	(21,708)		3,127	2,003	1,124
Interest expense	15,589	25,929	(10,340)		33,349	73,322	(39,973)
Other expense (income), net	2,574	(861)	3,435		1,007	(1,739)	2,746
Provision for (benefit from) income taxes	4,247	(39,368)	43,615		5,301	(30,764)	36,065
Operating income (GAAP)	46,027	24,734	21,293		69,120	2,671	66,449
Depreciation and amortization	26,832	42,330	(15,498)		56,165	69,280	(13,115)
Stock-based compensation	1,968	4,220	(2,252)		8,113	7,736	377
Deferred revenue adjustment	—	2,354	(2,354)		—	8,561	(8,561)
CEO transition costs	—	—	—		—	6,195	(6,195)
Restructuring expense	1,363	3,387	(2,024)		16,428	6,481	9,947
Business acquisition and integration expense	15,941	9,060	6,881		24,356	35,613	(11,257)
Adjusted EBITDA (non-GAAP)	$92,131	$86,085	$6,046	7.0%	$174,182	$136,537	$37,645	27.6%
Adjusted EBITDA margin (non-GAAP)	25.4%	23.2%			24.3%	20.7%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rate on Adtalem’s Term Loan B is based upon LIBOR for eurocurrency rate loans or an alternative base rate for periods typically ranging from one to three months. As of December 31, 2022, Adtalem had $303.3 million in outstanding borrowings under the Term Loan B with an interest rate of 8.39%. Based upon borrowings of $303.3 million, a 100 basis point increase in short-term interest rates would result in $3.0 million of additional annual interest expense.

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

There have been no other material changes in Adtalem’s market risk exposure during the first six months of fiscal year 2023. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2022 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the second quarter of fiscal year 2023 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, including developments in legal proceedings, see Note 19 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements,” which is incorporated herein by this reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	—	$—	—	$300,000,000
November 1, 2022 - November 30, 2022	—	—	—	300,000,000
December 1, 2022 - December 31, 2022	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
(1)

On February 4, 2020, we announced that the Board of Directors of Adtalem (the “Board”) authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. On March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock under which 4,709,576 shares were initially delivered. The ASR agreement ended on October 14, 2022. Based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, Adtalem owed the counter party 332,212 shares of common stock. We elected to settle the contract in cash instead of delivering shares as allowed under the terms of the ASR agreement by making a cash payment of $13.2 million on November 2, 2022. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs, including the ASR agreement.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	61	$36.74	NA	NA
November 1, 2022 - November 30, 2022	14,439	42.91	NA	NA
December 1, 2022 - December 31, 2022	—	—	NA	NA
Total	14,500	$42.88	NA	NA
(1)

Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: February 2, 2023	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)