Form 10-Q
period 2023-03-31
Adtalem Global Education Inc.
filed 2023-05-02
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, there were 43,609,242 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	March 31,	June 30,	March 31,
	2023	2022	2022
Assets:
Current assets:
Cash and cash equivalents	$315,373	$346,973	$788,729
Restricted cash	1,804	964	1,266
Accounts receivable, net	113,284	81,635	96,064
Prepaid expenses and other current assets	102,573	127,532	124,968
Current assets held for sale	—	—	1,432
Total current assets	533,034	557,104	1,012,459
Noncurrent assets:
Property and equipment, net	252,797	289,926	294,538
Operating lease assets	173,271	177,995	186,968
Deferred income taxes	54,494	51,093	47,574
Intangible assets, net	824,641	873,577	896,884
Goodwill	961,262	961,262	961,262
Other assets, net	67,618	119,283	120,145
Noncurrent assets held for sale	—	—	93
Total noncurrent assets	2,334,083	2,473,136	2,507,464
Total assets	$2,867,117	$3,030,240	$3,519,923

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$73,307	$57,140	$67,252
Accrued payroll and benefits	56,023	67,792	57,510
Accrued liabilities	86,691	98,124	176,921
Deferred revenue	175,488	149,810	171,937
Current operating lease liabilities	46,411	50,781	51,335
Current liabilities held for sale	—	—	1,417
Total current liabilities	437,920	423,647	526,372
Noncurrent liabilities:
Long-term debt	694,429	838,908	1,225,360
Long-term operating lease liabilities	164,185	177,045	188,955
Deferred income taxes	27,237	25,554	25,862
Other liabilities	32,961	73,700	74,380
Noncurrent liabilities held for sale	—	—	41
Total noncurrent liabilities	918,812	1,115,207	1,514,598
Total liabilities	1,356,732	1,538,854	2,040,970
Commitments and contingencies (Note 19)
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 44,232, 45,177, and 45,138 shares outstanding as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively	822	818	818
Additional paid-in capital	564,363	521,848	517,431
Retained earnings	2,381,506	2,310,396	2,303,650
Accumulated other comprehensive loss	(2,227)	(2,227)	(3,417)
Treasury stock, at cost, 37,939, 36,619, and 36,621 shares as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively	(1,434,079)	(1,339,449)	(1,339,529)
Total shareholders' equity	1,510,385	1,491,386	1,478,953
Total liabilities and shareholders' equity	$2,867,117	$3,030,240	$3,519,923

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue	$369,082	$364,281	$1,086,185	$1,021,195
Operating cost and expense:
Cost of educational services	165,820	166,027	484,768	498,497
Student services and administrative expense	144,526	148,863	432,713	433,379
Restructuring expense	1,278	10,518	17,706	16,999
Business acquisition and integration expense	11,346	5,924	35,702	41,537
Gain on sale of assets	(13,317)	—	(13,317)	—
Total operating cost and expense	309,653	331,332	957,572	990,412
Operating income	59,429	32,949	128,613	30,783
Interest expense	(14,457)	(36,585)	(47,806)	(109,907)
Other income (expense), net	3,980	(327)	3,301	2,435
Income (loss) from continuing operations before income taxes	48,952	(3,963)	84,108	(76,689)
(Provision for) benefit from income taxes	(389)	8,363	(5,906)	39,597
Income (loss) from continuing operations	48,563	4,400	78,202	(37,092)
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(3,993)	3,426	(6,734)	1,535
(Loss) gain on disposal of discontinued operations before income taxes	(402)	474,003	(3,576)	474,003
Benefit from (provision for) income taxes	1,701	(134,089)	3,222	(134,201)
(Loss) income from discontinued operations	(2,694)	343,340	(7,088)	341,337
Net income	$45,869	$347,740	$71,114	$304,245

Earnings (loss) per share:
Basic:
Continuing operations	$1.08	$0.09	$1.73	$(0.75)
Discontinued operations	$(0.06)	$7.02	$(0.16)	$6.90
Total basic earnings per share	$1.02	$7.11	$1.57	$6.15
Diluted:
Continuing operations	$1.06	$0.09	$1.70	$(0.75)
Discontinued operations	$(0.06)	$6.95	$(0.15)	$6.90
Total diluted earnings per share	$1.00	$7.04	$1.54	$6.15

Weighted-average shares outstanding:
Basic shares	45,125	48,925	45,276	49,459
Diluted shares	45,801	49,377	46,089	49,459

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$45,869	$347,740	$71,114	$304,245
Other comprehensive income (loss), net of tax:
(Loss) gain on foreign currency translation adjustments	—	(24)	—	12
Comprehensive income before reclassification	45,869	347,716	71,114	304,257
Reclassification adjustment for realized gain on foreign currency translation adjustments	—	(906)	—	(906)
Reclassification adjustment for loss on interest rate swap	—	—	—	6,695
Comprehensive income	$45,869	$346,810	$71,114	$310,046

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2023	2022
Operating activities:
Net income	$71,114	$304,245
Loss (income) from discontinued operations	7,088	(341,337)
Income (loss) from continuing operations	78,202	(37,092)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,908	18,604
Amortization and impairments to operating lease assets	37,928	35,251
Depreciation	31,618	33,471
Amortization of intangible assets	48,936	73,967
Amortization and write-off of debt discount and issuance costs	7,974	34,481
Provision for bad debts	23,391	19,552
Deferred income taxes	(1,718)	3,425
Loss on disposals, accelerated depreciation, and impairments to property and equipment	3,999	2,274
Gain on extinguishment of debt	(71)	—
Loss on investments	4,122	807
Gain on sale of assets	(13,317)	—
Changes in assets and liabilities:
Accounts receivable	(43,345)	(40,520)
Prepaid expenses and other current assets	7,034	2,398
Accounts payable	12,286	(5,737)
Accrued payroll and benefits	(11,719)	(22,416)
Accrued liabilities	(20,275)	(92,528)
Deferred revenue	26,038	92,507
Operating lease liabilities	(37,758)	(36,159)
Other assets and liabilities	(14,412)	(23,514)
Net cash provided by operating activities-continuing operations	149,821	58,771
Net cash used in operating activities-discontinued operations	(404)	(6,915)
Net cash provided by operating activities	149,417	51,856
Investing activities:
Capital expenditures	(19,056)	(22,249)
Proceeds from sale of marketable securities	7,635	941
Purchases of marketable securities	(1,508)	(1,315)
Proceeds from note receivable related to property sold	46,800	—
Payment for purchase of business, net of cash and restricted cash acquired	—	(1,488,054)
Cash received on DeVry University loan	—	10,000
Net cash provided by (used in) investing activities-continuing operations	33,871	(1,500,677)
Net cash used in investing activities-discontinued operations	—	(3,287)
Proceeds from sale of business, net of cash transferred	—	962,652
Payment for working capital adjustment for sale of business	(3,174)	—
Net cash provided by (used in) investing activities	30,697	(541,312)
Financing activities:
Proceeds from exercise of stock options	1,622	8,433
Employee taxes paid on withholding shares	(4,214)	(2,727)
Proceeds from stock issued under Colleague Stock Purchase Plan	451	400
Repurchases of common stock for treasury	(44,710)	(120,000)
Payment on equity forward contract	(13,162)	(30,000)
Proceeds from long-term debt	—	850,000
Repayments of long-term debt	(150,861)	(687,667)
Payment of debt discount and issuance costs	—	(49,553)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(1,790)
Net cash used in financing activities	(210,874)	(32,904)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	12
Net decrease in cash, cash equivalents and restricted cash	(30,760)	(522,348)
Cash, cash equivalents and restricted cash at beginning of period	347,937	1,313,616
Cash, cash equivalents and restricted cash at end of period	317,177	791,268
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	1,273
Cash, cash equivalents and restricted cash of continuing operations at end of period	$317,177	$789,995
Non-cash investing and financing activities:
Accrued capital expenditures	$10,474	$5,408
Accrued liability for repurchases of common stock	$2,699	$—
Accrued excise tax on share repurchases	$361	$—
Settlement of financing liability with assets	$38,606	$—

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
December 31, 2021	81,705	$817	$542,296	$1,955,910	$(2,487)	31,908	$(1,219,543)	$1,276,993
Net income				347,740				347,740
Other comprehensive loss, net of tax					(24)			(24)
Reclassification adjustment for realized gain on foreign currency translation adjustments					(906)			(906)
Stock-based compensation			4,953					4,953
Net activity from stock-based compensation awards	54	1	232			9	(209)	24
Proceeds from stock issued under Colleague Stock Purchase Plan			(50)			(6)	223	173
Repurchases of common stock for treasury						4,710	(120,000)	(120,000)
Equity forward contract			(30,000)					(30,000)
March 31, 2022	81,759	$818	$517,431	$2,303,650	$(3,417)	36,621	$(1,339,529)	$1,478,953

December 31, 2022	82,156	$822	$561,376	$2,335,641	$(2,227)	36,713	$(1,386,395)	$1,509,217
Net income				45,869				45,869
Stock-based compensation			2,795					2,795
Net activity from stock-based compensation awards	15		199			2	(106)	93
Proceeds from stock issued under Colleague Stock Purchase Plan			(7)	(4)		(5)	192	181
Repurchases of common stock for treasury						1,229	(47,770)	(47,770)
March 31, 2023	82,171	$822	$564,363	$2,381,506	$(2,227)	37,939	$(1,434,079)	$1,510,385

June 30, 2021	81,099	$811	$519,826	$1,999,405	$(9,218)	31,846	$(1,217,307)	$1,293,517
Net income				304,245				304,245
Other comprehensive income, net of tax					12			12
Reclassification adjustment for realized gain on foreign currency translation adjustments					(906)			(906)
Reclassification adjustment for loss on interest rate swap					6,695			6,695
Stock-based compensation			19,240					19,240
Net activity from stock-based compensation awards	660	7	8,426			78	(2,727)	5,706
Proceeds from stock issued under Colleague Stock Purchase Plan			(61)			(13)	505	444
Repurchases of common stock for treasury						4,710	(120,000)	(120,000)
Equity forward contract			(30,000)					(30,000)
March 31, 2022	81,759	$818	$517,431	$2,303,650	$(3,417)	36,621	$(1,339,529)	$1,478,953

June 30, 2022	81,796	$818	$521,848	$2,310,396	$(2,227)	36,619	$(1,339,449)	$1,491,386
Net income				71,114				71,114
Stock-based compensation			10,908					10,908
Net activity from stock-based compensation awards	375	4	1,617			105	(4,214)	(2,593)
Proceeds from stock issued under Colleague Stock Purchase Plan			(10)	(4)		(14)	516	502
Settlement of equity forward contract			30,000				(43,162)	(13,162)
Repurchases of common stock for treasury						1,229	(47,770)	(47,770)
March 31, 2023	82,171	$822	$564,363	$2,381,506	$(2,227)	37,939	$(1,434,079)	$1,510,385

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

Certain prior period amounts have been reclassified for consistency with the current period presentation. Other income (expense), net in the Consolidated Statements of Income for the three months ended March 31, 2023 consists of interest income of $3.2 million and investment gain of $0.8 million, and for the nine months ended March 31, 2023 consists of interest income of $7.4 million, investment gain of $0.9 million, and investment impairment of $5.0 million. Other income (expense), net for the three months ended March 31, 2022 consists of interest income of $1.1 million and investment loss of $1.4 million, and for the nine months ended March 31, 2022 consists of interest income of $3.2 million and investment loss of $0.8 million.

Business acquisition and integration expense was $11.3 million and $35.7 million in the three and nine months ended March 31, 2023, respectively, and $5.9 million and $41.5 million in the three and nine months ended March 31, 2022, respectively. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business acquisition and integration costs in the Consolidated Statements of Income.

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

Revision to Previously Issued Financial Statements

During the third quarter of fiscal year 2023, Adtalem identified an error in its revenue recognition related to certain scholarship programs within its Medical and Veterinary segment. Certain scholarships and discounts offered within that segment provide students a discount on future tuition that constitute a material right under Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” that should be accounted for as a separate performance obligation within a contract. Adtalem assessed the materiality of this error individually and in the aggregate with other previously identified errors to prior periods’ Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections.” Adtalem concluded that the errors were not material to prior periods and therefore, amendments of previously filed reports are not required. However, Adtalem determined it was appropriate to revise its previously issued financial statements. In accordance with ASC 250, Adtalem corrected prior periods presented herein by revising the financial statement line item amounts previously disclosed in SEC filings in order to achieve comparability in the Consolidated Financial Statements. The impact of this revision of Adtalem’s previously reported Consolidated Financial Statements are detailed below. In connection with this revision, Adtalem also corrected other immaterial errors in the prior periods, including certain errors that had previously been adjusted for as out of period corrections in the period identified.

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Balance Sheets (in thousands):

	June 30, 2022			March 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Assets:
Current assets:
Prepaid expenses and other current assets	$126,467	$1,065	$127,532	$123,505	$1,463	$124,968
Total current assets	556,039	1,065	557,104	1,010,996	1,463	1,012,459
Total assets	3,029,175	1,065	3,030,240	3,518,460	1,463	3,519,923
Liabilities and shareholders' equity:
Current liabilities:
Accrued payroll and benefits	66,642	1,150	67,792	56,705	805	57,510
Deferred revenue	144,840	4,970	149,810	167,576	4,361	171,937
Total current liabilities	417,527	6,120	423,647	521,206	5,166	526,372
Noncurrent liabilities:
Other liabilities	65,074	8,626	73,700	65,729	8,651	74,380
Total noncurrent liabilities	1,106,581	8,626	1,115,207	1,505,947	8,651	1,514,598
Total liabilities	1,524,108	14,746	1,538,854	2,027,153	13,817	2,040,970
Shareholders' equity:
Retained earnings	2,322,810	(12,414)	2,310,396	2,314,796	(11,146)	2,303,650
Accumulated other comprehensive loss	(960)	(1,267)	(2,227)	(2,209)	(1,208)	(3,417)
Total shareholders' equity	1,505,067	(13,681)	1,491,386	1,491,307	(12,354)	1,478,953
Total liabilities and shareholders' equity	3,029,175	1,065	3,030,240	3,518,460	1,463	3,519,923

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Income (in thousands, except per share data):

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Revenue	$365,623	$(1,342)	$364,281	$1,025,891	$(4,696)	$1,021,195
Operating cost and expense:
Student services and administrative expense	149,890	(1,027)	148,863	432,923	456	433,379
Total operating cost and expense	332,359	(1,027)	331,332	989,956	456	990,412
Operating income	33,264	(315)	32,949	35,935	(5,152)	30,783
Other income (expense), net	1,045	(1,372)	(327)	2,784	(349)	2,435
Loss from continuing operations before income taxes	(2,276)	(1,687)	(3,963)	(71,188)	(5,501)	(76,689)
Benefit from income taxes	8,133	230	8,363	38,897	700	39,597
Income (loss) from continuing operations	5,857	(1,457)	4,400	(32,291)	(4,801)	(37,092)
Discontinued operations:
Income from discontinued operations before income taxes	4,071	(645)	3,426	2,180	(645)	1,535
Income from discontinued operations	343,985	(645)	343,340	341,982	(645)	341,337
Net income	349,842	(2,102)	347,740	309,691	(5,446)	304,245

Earnings (loss) per share:
Basic:
Continuing operations	$0.12	$(0.03)	$0.09	$(0.65)	$(0.10)	$(0.75)
Discontinued operations	$7.03	$(0.01)	$7.02	$6.91	$(0.01)	$6.90
Total basic earnings per share	$7.15	$(0.04)	$7.11	$6.26	$(0.11)	$6.15
Diluted:
Continuing operations	$0.12	$(0.03)	$0.09	$(0.65)	$(0.10)	$(0.75)
Discontinued operations	$6.97	$(0.02)	$6.95	$6.91	$(0.01)	$6.90
Total diluted earnings per share	$7.09	$(0.05)	$7.04	$6.26	$(0.11)	$6.15

To conform to current period presentation, the previously reported interest and dividend income and investment gain lines have been condensed to other income (expense), net.

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Net income	$349,842	$(2,102)	$347,740	$309,691	$(5,446)	$304,245
Comprehensive income before reclassification	349,818	(2,102)	347,716	309,703	(5,446)	304,257
Reclassification adjustment for realized gain on foreign currency translation adjustments	(1,551)	645	(906)	(1,551)	645	(906)
Comprehensive income	348,267	(1,457)	346,810	314,847	(4,801)	310,046

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended March 31, 2022
	As reported	Adjustment	As revised
Operating activities:
Net income	$309,691	$(5,446)	$304,245
Income from discontinued operations	(341,982)	645	(341,337)
Loss from continuing operations	(32,291)	(4,801)	(37,092)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investments	—	807	807
Changes in assets and liabilities:
Prepaid expenses and other current assets	3,531	(1,133)	2,398
Accrued payroll and benefits	(23,221)	805	(22,416)
Deferred revenue	87,811	4,696	92,507
Net cash provided by operating activities-continuing operations	58,397	374	58,771
Net cash provided by operating activities	51,482	374	51,856
Investing activities:
Proceeds from sales of marketable securities	—	941	941
Purchases of marketable securities	—	(1,315)	(1,315)
Net cash used in investing activities-continuing operations	(1,500,303)	(374)	(1,500,677)
Net cash used in investing activities	(540,938)	(374)	(541,312)

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Shareholders’ Equity (in thousands):

	As reported	Adjustment	As revised
June 30, 2021
Retained earnings	$2,005,105	$(5,700)	$1,999,405
Accumulated other comprehensive loss	(7,365)	(1,853)	(9,218)
Total shareholders' equity	1,301,070	(7,553)	1,293,517
December 31, 2021
Retained earnings	1,964,954	(9,044)	1,955,910
Accumulated other comprehensive loss	(634)	(1,853)	(2,487)
Total shareholders' equity	1,287,890	(10,897)	1,276,993
March 31, 2022
Retained earnings	2,314,796	(11,146)	2,303,650
Accumulated other comprehensive loss	(2,209)	(1,208)	(3,417)
Total shareholders' equity	1,491,307	(12,354)	1,478,953
June 30, 2022
Retained earnings	2,322,810	(12,414)	2,310,396
Accumulated other comprehensive loss	(960)	(1,267)	(2,227)
Total shareholders' equity	1,505,067	(13,681)	1,491,386
December 31, 2022
Retained earnings	2,349,146	(13,505)	2,335,641
Total shareholders' equity	1,522,722	(13,505)	1,509,217
Three Months Ended March 31, 2022
Net income	349,842	(2,102)	347,740
Reclassification adjustment for realized gain on foreign currency translation adjustments	(1,551)	645	(906)
Nine Months Ended March 31, 2022
Net income	309,691	(5,446)	304,245
Reclassification adjustment for realized gain on foreign currency translation adjustments	(1,551)	645	(906)

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

The operations of Walden are included in Adtalem’s Walden reportable segment (see Note 20 “Segment Information”). The results of Walden’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition, which included revenue of $139.1 million and $348.3 million and net loss of $2.4 million and $13.2 million from the operations of Walden for the three and nine months ended March 31, 2022, respectively. In addition, we incurred acquisition-related costs of $22.3 million in the nine months ended March 31, 2022, which were included in business acquisition and integration expense in the Consolidated Statements of Income.

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

The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on July 1, 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2022	2022
Revenue	$364,281	$1,090,434
Net income	$357,956	$369,454

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

On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem sold the issued and outstanding shares of ACAMS, Becker, and OCL to the Purchaser for $962.7 million, net of cash of $21.5 million, subject to certain post-closing adjustments. In addition, on June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration, which resulted in a transfer of $1.9 million in cash. We recorded a loss of $0.4 million and $3.6 million in the three and nine months ended March 31, 2023, respectively, for post-closing working capital adjustments to the initial sales price for ACAMS, Becker, and OCL and a tax return to provision adjustment, which is included in (loss) gain on disposal of discontinued operations before income taxes in the Consolidated Statements of Income. These divestitures are the culmination of a long-term strategy to sharpen the focus of our portfolio and enhance our ability to address the growing and unmet demand for healthcare professionals in the U.S. As these sales represented a strategic shift that had a major effect on Adtalem’s operations and financial results, these businesses previously included in our former Financial Services segment are presented in Adtalem’s Consolidated Financial Statements as discontinued operations. In accordance with GAAP, we have classified ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable.

The following is a summary of balance sheet information of assets and liabilities reported as held for sale, which includes only EduPristine balances as ACAMS, Becker, and OCL were sold as of March 31, 2022 (in thousands):

March 31,
2022
Assets:
Current assets:
Cash and cash equivalents	$1,273
Accounts receivable, net	140
Prepaid expenses and other current assets	19
Total current assets held for sale	1,432
Noncurrent assets:
Other assets, net	93
Total noncurrent assets held for sale	93
Total assets held for sale	$1,525

Liabilities:
Current liabilities:
Accounts payable	$884
Deferred revenue	533
Total current liabilities held for sale	1,417
Noncurrent liabilities:
Other liabilities	41
Total noncurrent liabilities held for sale	41
Total liabilities held for sale	$1,458

The following is a summary of income statement information of operations reported as discontinued operations, which includes ACAMS, Becker, OCL, and EduPristine operations through the date of each respective sale, a loss from post-closing working capital adjustments and a tax return to provision adjustment, and activity related to the DeVry University divestiture, which includes litigation and settlement costs we continue to incur and the earn-outs we received (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue	$—	$41,105	$—	$153,444
Operating cost and expense:
Cost of educational services	—	6,872	—	26,846
Student services and administrative expense	3,993	30,256	6,734	123,563
Restructuring expense	—	551	—	1,500
Total operating cost and expense	3,993	37,679	6,734	151,909
(Loss) income from discontinued operations before income taxes	(3,993)	3,426	(6,734)	1,535
(Loss) gain on disposal of discontinued operations before income taxes	(402)	474,003	(3,576)	474,003
Benefit from (provision for) income taxes	1,701	(134,089)	3,222	(134,201)
(Loss) income from discontinued operations	$(2,694)	$343,340	$(7,088)	$341,337

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$149,737	$132,874	$83,359	$365,970
Other	—	—	3,112	3,112
Total	$149,737	$132,874	$86,471	$369,082

	Nine Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$426,538	$395,715	$255,312	$1,077,565
Other	—	—	8,620	8,620
Total	$426,538	$395,715	$263,932	$1,086,185

	Three Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$142,550	$139,081	$79,881	$361,512
Other	—	—	2,769	2,769
Total	$142,550	$139,081	$82,650	$364,281

	Nine Months Ended March 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$417,310	$348,325	$247,502	$1,013,137
Other	—	—	8,058	8,058
Total	$417,310	$348,325	$255,560	$1,021,195

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

Students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. The amounts of discounts or scholarships are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption based on our historical experience of student persistence toward completion of study. The contract liability associated with these material rights are presented as deferred revenue within current liabilities and other liabilities within noncurrent liabilities on the Consolidated Balance Sheets based on the amounts expected to be redeemed in the next 12 months. The contract liability amount associated with these material rights within current liabilities is $10.2 million, $8.2 million, and $7.5 million as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively, and the amount within noncurrent liabilities is $9.0 million, $8.6 million, and $8.7 million as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively. The noncurrent contract liability associated with these material rights is expected to be earned over approximately the next four fiscal years.

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

Contract Balances

Students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term and to provide for any scholarships or discounts that are deemed a material right under ASC 606. As instruction is provided or the deferred value of material rights are redeemed, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s credit extension programs (see Note 9 “Accounts Receivable and Credit Losses”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable is reduced.

Deferred revenue within current liabilities is $175.5 million, $149.8 million, and $171.9 million as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively, and deferred revenue within noncurrent liabilities is $9.0 million, $8.6 million, and $8.7 million as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively. Revenue of $2.0 million and $147.6 million was recognized during the third quarter and first nine months of fiscal year 2023, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2023. Revenue of $0.7 million and $71.0 million of revenue was recognized during the third quarter and first nine months of fiscal year 2022, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2022. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, increases from payments received related to academic terms commencing after the end of the reporting period, and increases from recognizing additional performance liabilities for material rights. In addition, for fiscal year 2022, the difference between the opening and closing balances of deferred revenue included an increase from the Walden acquisition.

6. Restructuring Charges

During the third quarter and first nine months of fiscal year 2023, Adtalem recorded restructuring charges primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. During the third quarter and first nine months ended of fiscal year 2022, Adtalem recorded restructuring charges primarily driven by workforce reductions and contract terminations related to synergy actions with regards to the Walden acquisition and Medical and Veterinary and Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Adtalem’s home office is classified as “Home Office and Other” in Note 20 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$—	$—	$—	$818	$—	$818
Walden	53	—	53	3,120	54	3,174
Medical and Veterinary	81	340	421	6,994	340	7,334
Home Office and Other	804	—	804	5,430	950	6,380
Total	$938	$340	$1,278	$16,362	$1,344	$17,706

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$—	$1,931	$1,931	$263	$2,003	$2,266
Walden	—	2,225	2,225	—	4,016	4,016
Medical and Veterinary	2,709	1,860	4,569	2,771	1,986	4,757
Home Office and Other	1,446	347	1,793	3,092	2,868	5,960
Total	$4,155	$6,363	$10,518	$6,126	$10,873	$16,999

The following table summarizes the separation and restructuring plan activity for fiscal years 2022 and 2023, for which cash payments are required (in thousands):

Liability balance as of June 30, 2021	$—
Increase in liability (separation and other charges)	11,851
Reduction in liability (payments and adjustments)	(11,038)
Liability balance as of June 30, 2022	813
Increase in liability (separation and other charges)	1,343
Reduction in liability (payments and adjustments)	(1,293)
Liability balance as of March 31, 2023	$863

The liability balance of $0.9 million is recorded as accrued liabilities on the Consolidated Balance Sheets as of March 31, 2023. We continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities.

7. Income Taxes

Our income tax provisions from continuing operations were $0.4 million and $5.9 million in the three and nine months ended March 31, 2023, respectively, and our income tax benefits from continuing operations were $8.4 million and $39.6 million in the three and nine months ended March 31, 2022, respectively. The three and nine months ended March 31, 2023 resulted in income tax provisions compared to income tax benefits in the year-ago periods primarily due to the impacts recognized in the year-ago periods related to the Walden acquisition. In addition, in the three months ended March 31, 2023, we recorded a net tax benefit of $6.2 million primarily for the release of a valuation allowance on certain deferred tax assets based on our reassessment of the amount of state net operating loss carryforwards that are more likely than not to be realized. The income tax expenses reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), state and local taxes, benefits of the foreign rate differences, tax credits related to research and development expenditures, a net tax benefit for the release of a valuation allowance on state net operating loss carryforwards, and benefits associated with local tax incentives.

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

8. Earnings per Share

As a result of incurring a net loss from continuing operations for the nine months ended March 31, 2022, potential common stock of 413 thousand shares were excluded from diluted loss per share because the effect would have been antidilutive. As further described in Note 15 “Share Repurchases,” on March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. For purposes of calculating earnings per share for the periods presented, Adtalem reflected the ASR agreement as a repurchase of Adtalem common stock and as a forward contract indexed to its own common stock. Based on the volume-weighted average price of Adtalem’s common stock per the terms of the ASR agreement, common stock of 102 thousand shares were contingently issuable by Adtalem under the ASR agreement and were included in the diluted earnings per share calculation for the nine months ended March 31, 2023 because the effect would have been dilutive. As of March 31, 2023, the ASR agreement is no longer outstanding. Certain shares related to stock awards were excluded from the computation of earnings per share because the effect would have been antidilutive. The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Numerator:
Net income (loss):
Continuing operations	$48,563	$4,400	$78,202	$(37,092)
Discontinued operations	(2,694)	343,340	(7,088)	341,337
Net income	$45,869	$347,740	$71,114	$304,245

Denominator:
Weighted-average basic shares outstanding	45,125	48,925	45,276	49,459
Effect of dilutive stock awards	676	452	711	—
Effect of ASR	—	—	102	—
Weighted-average diluted shares outstanding	45,801	49,377	46,089	49,459

Earnings (loss) per share:
Basic:
Continuing operations	$1.08	$0.09	$1.73	$(0.75)
Discontinued operations	$(0.06)	$7.02	$(0.16)	$6.90
Total basic earnings per share	$1.02	$7.11	$1.57	$6.15
Diluted:
Continuing operations	$1.06	$0.09	$1.70	$(0.75)
Discontinued operations	$(0.06)	$6.95	$(0.15)	$6.90
Total diluted earnings per share	$1.00	$7.04	$1.54	$6.15

Weighted-average antidilutive shares	429	2,074	424	2,187

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

The classification of our accounts receivable balances was as follows (in thousands):

	March 31, 2023
	Gross	Allowance	Net
Trade receivables, current	$138,392	$(27,766)	$110,626
Financing receivables, current	6,178	(3,520)	2,658
Accounts receivable, current	$144,570	$(31,286)	$113,284

Financing receivables, current	$6,178	$(3,520)	$2,658
Financing receivables, noncurrent	39,947	(13,670)	26,277
Total financing receivables	$46,125	$(17,190)	$28,935

	June 30, 2022
	Gross	Allowance	Net
Trade receivables, current	$109,882	$(30,897)	$78,985
Financing receivables, current	6,116	(3,466)	2,650
Accounts receivable, current	$115,998	$(34,363)	$81,635

Financing receivables, current	$6,116	$(3,466)	$2,650
Financing receivables, noncurrent	36,265	(11,425)	24,840
Total financing receivables	$42,381	$(14,891)	$27,490

	March 31, 2022
	Gross	Allowance	Net
Trade receivables, current	$120,428	$(26,696)	$93,732
Financing receivables, current	6,996	(4,664)	2,332
Accounts receivable, current	$127,424	$(31,360)	$96,064

Financing receivables, current	$6,996	$(4,664)	$2,332
Financing receivables, noncurrent	40,170	(13,410)	26,760
Total financing receivables	$47,166	$(18,074)	$29,092

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

The credit quality analysis of financing receivables as of March 31, 2023 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2019	2020	2021	2022	2023	Total
1-30 days past due	$290	$199	$2	$930	$612	$959	$2,992
31-60 days past due	158	67	189	242	569	240	1,465
61-90 days past due	34	22	160	140	404	384	1,144
91-120 days past due	43	51	—	21	78	423	616
121-150 days past due	67	21	38	138	48	23	335
Greater than 150 days past due	7,945	1,058	718	2,966	1,261	19	13,967
Total past due	8,537	1,418	1,107	4,437	2,972	2,048	20,519
Current	6,173	1,034	811	5,648	3,591	8,349	25,606
Financing receivables, gross	$14,710	$2,452	$1,918	$10,085	$6,563	$10,397	$46,125

The credit quality analysis of financing receivables as of June 30, 2022 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$104	$140	$114	$191	$699	$782	$2,030
31-60 days past due	278	38	214	145	691	332	1,698
61-90 days past due	58	29	217	8	668	273	1,253
91-120 days past due	97	139	113	45	670	14	1,078
121-150 days past due	17	30	20	41	206	81	395
Greater than 150 days past due	6,978	876	1,077	683	1,596	377	11,587
Total past due	7,532	1,252	1,755	1,113	4,530	1,859	18,041
Current	4,687	2,229	1,483	1,167	8,910	5,864	24,340
Financing receivables, gross	$12,219	$3,481	$3,238	$2,280	$13,440	$7,723	$42,381

The credit quality analysis of financing receivables as of March 31, 2022 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$93	$98	$90	$179	$473	$342	$1,275
31-60 days past due	344	137	318	218	297	128	1,442
61-90 days past due	113	228	30	131	575	273	1,350
91-120 days past due	39	239	44	93	249	155	819
121-150 days past due	259	4	—	15	81	102	461
Greater than 150 days past due	8,239	1,751	1,412	946	2,241	129	14,718
Total past due	9,087	2,457	1,894	1,582	3,916	1,129	20,065
Current	6,198	2,343	1,664	987	10,950	4,959	27,101
Financing receivables, gross	$15,285	$4,800	$3,558	$2,569	$14,866	$6,088	$47,166

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

The following tables provide a rollforward of the allowance for credit losses (in thousands):

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$27,516	$16,045	$43,561	$30,897	$14,891	$45,788
Write-offs	(11,575)	(161)	(11,736)	(31,751)	(777)	(32,528)
Recoveries	3,613	402	4,015	7,869	436	8,305
Provision for credit losses	8,212	904	9,116	20,751	2,640	23,391
Ending balance	$27,766	$17,190	$44,956	$27,766	$17,190	$44,956

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$21,335	$17,710	$39,045	$11,559	$16,832	$28,391
Write-offs	(3,915)	(16)	(3,931)	(8,463)	(762)	(9,225)
Recoveries	2,670	11	2,681	6,024	28	6,052
Provision for credit losses	6,606	369	6,975	17,576	1,976	19,552
Ending balance	$26,696	$18,074	$44,770	$26,696	$18,074	$44,770

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan payment of $10.0 million during the third quarter of fiscal year 2022.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem held a mortgage from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable was included in other assets, net on the Consolidated Balance Sheets as of June 30, 2022 and March 31, 2022 in the amount of $44.0 million and $43.6 million, respectively, and was determined by discounting the future cash flows using an average of current rates for similar arrangements, which was estimated at 7% per annum. On February 23, 2023, DePaul College Prep paid the mortgage in full, which resulted in derecognition of the note receivable from the Consolidated Balance Sheets.

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	June 30,	March 31,
	2023	2022	2022
Land	$38,345	$44,478	$44,478
Building	303,034	342,236	341,026
Equipment	220,731	268,352	266,384
Construction in progress	20,980	11,188	8,137
Property and equipment, gross	583,090	666,254	660,025
Accumulated depreciation	(330,293)	(376,328)	(365,487)
Property and equipment, net	$252,797	$289,926	$294,538

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and held a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The buyer had an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes. Adtalem continued to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheets. See Note 9 “Accounts Receivable and Credit Losses” for a discussion on the discounting of the note receivable. On February 23, 2023, DePaul College Prep paid the mortgage in full. The $46.8 million received during the third quarter of fiscal year 2023 is classified as an investing activity in the Consolidated Statements of Cash Flows. Upon receiving full repayment of the mortgage, Adtalem no longer is involved in the financing of the sale and therefore derecognized the note receivable, the financing payable, and the assets associated with the campus facility, which resulted in recognizing a gain on sale of assets of $13.3 million in the three and nine months ended March 31, 2023. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 20 “Segment Information.”

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

As of March 31, 2023, we entered into one additional operating lease that has not yet commenced. The lease is expected to commence during the second quarter of fiscal year 2024, has a 12-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $16.6 million. Subsequent to March 31, 2023, we entered into an additional lease, which will require approximately $13.4 million of minimum lease payments over the next 12 fiscal years.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Operating lease cost	$12,302	$13,794	$36,272	$42,381
Sublease income	(3,301)	(3,599)	(10,388)	(10,430)
Total lease cost	$9,001	$10,195	$25,884	$31,951

Maturities of lease liabilities by fiscal year as of March 31, 2023 were as follows (in thousands):

Operating
Fiscal Year	Leases
2023 (remaining)	$14,663
2024	56,090
2025	46,742
2026	33,944
2027	31,505
Thereafter	70,104
Total lease payments	253,048
Less: imputed interest	(42,452)
Present value of lease liabilities	$210,596

Lease term and discount rate were as follows:

March 31,
2023
Weighted-average remaining operating lease term (years)	5.7
Weighted-average operating lease discount rate	6.0%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$11,643	$13,071	$36,461	$39,799
Operating lease assets obtained in exchange for operating lease liabilities	$7,489	$42,293	$20,528	$48,609

Adtalem maintains agreements to lease either a portion or the full space of two facilities owned by Adtalem to DeVry University with expiration dates through December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at nine of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum lease and sublease rental income under these agreements as of March 31, 2023, were as follows (in thousands):

Fiscal Year	Amount
2023 (remaining)	$3,727
2024	10,261
2025	5,121
2026	2,038
Total lease and sublease rental income	$21,147

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	March 31,	June 30,	March 31,
	2023	2022	2022
Chamberlain	$4,716	$4,716	$4,716
Walden	651,052	651,052	651,052
AUC	68,321	68,321	68,321
RUSM and RUSVM	237,173	237,173	237,173
Total	$961,262	$961,262	$961,262

The table below summarizes goodwill balances by reportable segment (in thousands):

	March 31,	June 30,	March 31,
	2023	2022	2022
Chamberlain	$4,716	$4,716	$4,716
Walden	651,052	651,052	651,052
Medical and Veterinary	305,494	305,494	305,494
Total	$961,262	$961,262	$961,262

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

			Medical and
	Chamberlain	Walden	Veterinary	Total
June 30, 2021	$4,716	$—	$305,494	$310,210
Acquisition	—	651,052	—	651,052
March 31, 2022	4,716	651,052	305,494	961,262
June 30, 2022	4,716	651,052	305,494	961,262
March 31, 2023	$4,716	$651,052	$305,494	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	March 31, 2023		June 30, 2022		March 31, 2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(127,978)	$161,900	$(87,457)	$161,900	$(66,955)	3 Years
Curriculum	56,091	(18,232)	56,091	(9,817)	56,091	(7,012)	5 Years
Total	$217,991	$(146,210)	$217,991	$(97,274)	$217,991	$(73,967)

Indefinite-lived intangible assets consisted of the following (in thousands):

	March 31,	June 30,	March 31,
	2023	2022	2022
Walden trade name	$119,560	$119,560	$119,560
AUC trade name	17,100	17,100	17,100
Ross trade name	5,100	5,100	5,100
Chamberlain Title IV eligibility and accreditations	1,200	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	495,800	495,800
AUC Title IV eligibility and accreditations	100,000	100,000	100,000
Ross Title IV eligibility and accreditations	14,100	14,100	14,100
Total	$752,860	$752,860	$752,860

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	March 31,	June 30,	March 31,
	2023	2022	2022
Chamberlain	$1,200	$1,200	$1,200
Walden	615,360	615,360	615,360
Medical and Veterinary	136,300	136,300	136,300
Total	$752,860	$752,860	$752,860

Amortization expense for amortized intangible assets was $14.2 million and $48.9 million in the three and nine months ended March 31, 2023, respectively, and $26.8 million and $74.0 million in the three and nine months ended March 31, 2022, respectively. Future intangible asset amortization expense, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2023 (remaining)	$12,303
2024	35,644
2025	11,220
2026	11,220
2027	1,394
Total	$71,781

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

Adtalem has four reporting units that contain goodwill. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. If the carrying amount of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit goodwill is less than the carrying amount of the goodwill, up to the amount of goodwill recorded. In analyzing the results of operations and business conditions of all four reporting units, it was determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value as of March 31, 2023.

Adtalem has four reporting units that contain indefinite-lived intangible assets. For indefinite-lived intangible assets, management first analyzes qualitative factors, including results of operations and business conditions of the four reporting units that contain indefinite-lived intangible assets, significant changes in cash flows at the individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceed carrying values to determine if it is more likely than not that the intangible assets associated with these reporting units have been impaired. In qualitatively assessing the indefinite-lived intangible assets of the four reporting units, it was determined that it was more likely than not that these assets’ fair values exceeded their carrying values as of March 31, 2023.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2022, and that no interim events or deviations from planned operating results occurred as of March 31, 2023 that would cause management to reassess these conclusions. The recent increase in interest rates has not resulted in a significant enough change to the discount rate used to value Adtalem’s reporting units and indefinite-lived intangible assets that would result in a triggering event based on how much previously calculated fair values exceeded carrying values. We have not yet experienced significant inflationary pressures on wages or other costs of delivering our educational services, so no significant decreases in long-term cash flow projections are anticipated based on these factors. Should inflation persist in the overall economy, cost increases could affect our projections in the future to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments. Although the COVID-19 pandemic is expected to have a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets, at this time none of the effects are considered significant enough to create a triggering event. The effects are currently projected to be short-term and would not significantly decrease long-term cash flow projections; however, should economic conditions continue to deteriorate, the revenue and operating results could also deteriorate to the point where a triggering event would exist and require reassessment of the fair values of goodwill and intangible assets and potential impairments.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. If economic conditions deteriorate, interest rates continue to rise, or operating performance of our reporting units do not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	March 31,	June 30,	March 31,
	2023	2022	2022
Total debt:
Senior Secured Notes due 2028	$404,950	$405,882	$800,000
Term Loan B	303,333	453,333	453,333
Total principal payments due	708,283	859,215	1,253,333
Unamortized debt discount and issuance costs	(13,854)	(20,307)	(27,973)
Total amount outstanding and noncurrent	$694,429	$838,908	$1,225,360

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2023 (remaining)	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	708,283
Total	$708,283

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $0.1 million recorded within interest expense in the Consolidated Statements of Income for the nine months ended March 31, 2023. This debt was subsequently retired.

Accrued interest on the Notes of $1.9 million, $7.4 million, and $3.7 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively.

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

Term Loan B

Borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. As of March 31, 2023, the interest rate for borrowings under the Term Loan B facility was 8.84%, which approximated the effective interest rate. The proceeds of the Term Loan B were used, among other things, to finance the Walden acquisition, refinance Adtalem’s Prior Credit Agreement (as defined below), and pay fees and expenses related to the Walden acquisition. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million and $50.0 million on September 22, 2022 and November 22, 2022, respectively.

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

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of March 31, 2023, of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $323.8 million as of March 31, 2023.

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

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The remaining $6.0 million of unamortized debt issuance costs related to the Prior Credit Facility and the $10.3 million of debt issuances costs associated with an unused bridge facility, which was in place should the permanent financing not have been obtained, were expensed in interest expense in the Consolidated Statements of Income in the nine months ended March 31, 2022. In addition, based on the $100.0 million and $50.0 million Term Loan B prepayments on September 22, 2022 and November 22, 2022, respectively, we expensed $4.3 million in interest expense in the Consolidated Statements of Income in the nine months ended March 31, 2023, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment dates. The following table summarizes the unamortized debt discount and issuance costs activity for the nine months ended March 31, 2023 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2022	$6,725	$13,582	$8,383	$28,690
Amortization of debt discount and issuance costs	(839)	(1,317)	(1,521)	(3,677)
Debt discount and issuance costs write-off	(15)	(4,282)	—	(4,297)
Unamortized debt discount and issuance costs as of March 31, 2023	$5,871	$7,983	$6,862	$20,716

Letters of Credit

Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of March 31, 2023, in favor of the U.S. Department of Education (“ED”) on behalf of Walden, which allows Walden to participate in Title IV programs. In addition, Adtalem has posted a letter of credit under its Revolver in the amount of $76.2 million as of March 31, 2023, in favor of ED, which also allows Walden to participate in Title IV programs.

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

Interest Expense

The components of interest expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Notes interest expense	$5,568	$11,000	$16,733	$33,000
Term Loan B interest expense	6,468	9,941	19,919	27,544
Term Loan B ticking fees	—	—	—	5,330
Prior Term Loan B interest expense	—	—	—	1,272
Term Loan B debt discount and issuance costs write-off	—	12,471	4,282	12,471
Notes issuance costs write-off	—	—	15	—
Gain on extinguishment of debt	—	—	(71)	—
Unused bridge fee	—	—	—	10,329
Prior Credit Facility issuance costs write-off	—	—	—	6,000
Swap settlement	—	—	—	4,525
Amortization of debt discount and issuance costs	1,155	2,025	3,677	5,681
Other	1,266	1,148	3,251	3,755
Total interest expense	$14,457	$36,585	$47,806	$109,907

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

Adtalem was in compliance with the debt covenants related to the Credit Agreement and the Notes covenants as of March 31, 2023.

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

15. Share Repurchases

Open Market Share Repurchase Programs

On February 4, 2020, we announced that the Board of Directors (the “Board”) authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. Adtalem made share repurchases under its share repurchase programs as follows, which includes the market price of the shares, commissions, and excise tax (in thousands, except shares and per share data):

	Three Months Ended		Nine Months Ended		Life-to-Date
	March 31,		March 31,		Current Share
	2023	2022	2023	2022	Repurchase Program
Total number of share repurchases	1,228,890	—	1,228,890	—	1,228,890
Total cost of share repurchases	$47,770	$—	$47,770	$—	$47,770
Average price paid per share	$38.87	$—	$38.87	$—	$38.87

As of March 31, 2023, $252.2 million of authorized share repurchases were remaining under the current share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in private negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

ASR Agreement

On March 14, 2022, we entered into an ASR agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock representing approximately 80% of the total shares expected to be delivered at the time of executing the ASR based on the per share price on the day prior to the execution date. This initial delivery of shares reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations. The final number of shares to be repurchased was based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. See Note 8 “Earnings per Share” for information on the ASR impact to earnings per share for the nine months ended March 31, 2023. The ASR agreement ended on October 14, 2022. Based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, Adtalem owed the counter party 332,212 shares of common stock. We elected to settle the contract in cash instead of delivering shares by making a cash payment of $13.2 million on November 2, 2022.

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

16. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Foreign currency translation adjustments
Beginning balance	$(2,227)	$(2,487)	$(2,227)	$(2,523)
(Loss) gain on foreign currency translation	—	(24)	—	12
Reclassification from other comprehensive income	—	(906)	—	(906)
Ending balance	$(2,227)	$(3,417)	$(2,227)	$(3,417)

Interest rate swap
Beginning balance, gross	$—	$—	$—	$(8,926)
Beginning balance, tax effect	—	—	—	2,231
Beginning balance, net of tax	—	—	—	(6,695)
Reclassification from other comprehensive income	—	—	—	6,695
Ending balance	$—	$—	$—	$—

Total ending balance	$(2,227)	$(3,417)	$(2,227)	$(3,417)

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

As of March 31, 2023, 2,714,891 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

The following is a summary of options activity for the nine months ended March 31, 2023:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2022	1,144,372	$35.36
Exercised	(62,214)	26.06
Forfeited	(3,975)	36.46
Expired	(1,575)	18.60
Outstanding as of March 31, 2023	1,076,608	35.92	5.7	$4,346
Exercisable as of March 31, 2023	805,802	$35.91	5.0	$3,456

The total intrinsic value of options exercised for the nine months ended March 31, 2023 and 2022 was $0.8 million and $6.8 million, respectively.

The fair value of Adtalem’s options was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also considers the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal year 2022 was $14.72 per share. No stock options were granted during the first nine months of fiscal year 2023. The fair value of Adtalem’s option grants was estimated assuming the following weighted-average assumptions:

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

During the first nine months of fiscal year 2023, Adtalem granted 521,690 RSUs to selected employees and directors. Of these, 200,720 were performance-based RSUs and 320,970 were non-performance-based RSUs. We issue performance-based RSUs generally with a three-year cliff vest from the grant date. The final number of shares issued under performance-based RSUs is based on metrics approved by the Compensation Committee of the Board. Prior to fiscal year 2023, we issued non-performance-based RSUs generally with a four-year graduated vesting from the grant date. Beginning in fiscal year 2023, we issue non-performance-based RSUs generally with a three-year graduated vesting from the grant date. The recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the nine months ended March 31, 2023:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of July 1, 2022	1,171,692	$35.05
Granted	521,690	40.08
Vested	(313,167)	37.33
Forfeited	(107,053)	36.97
Unvested as of March 31, 2023	1,273,162	$36.39

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans during the first nine months of fiscal years 2023 and 2022 were $40.08 and $35.15, per share, respectively.

Stock-based compensation expense, which is included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Stock-based compensation	$2,795	$4,673	$10,908	$18,604
Income tax benefit	(721)	(1,137)	(3,024)	(3,630)
Stock-based compensation, net of tax	$2,074	$3,536	$7,884	$14,974

As of March 31, 2023, $23.6 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of options and RSUs vested during the nine months ended March 31, 2023 and 2022 was $14.0 million and $14.5 million, respectively. There was no capitalized stock-based compensation cost as of each of March 31, 2023, June 30, 2022, and March 31, 2022. Adtalem issues new shares of common stock to satisfy option exercises and RSU vests.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2023, June 30, 2022, and March 31, 2022 was $12.0 million, $17.8 million, and $20.2 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates its fair value, is included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets and was $28.9 million, $27.5 million, and $29.1 million as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively, and is classified as Level 2. See Note 9 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem held a mortgage from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, is included in other assets, net on the Consolidated Balance Sheets and was $44.0 million and $43.6 million as of June 30, 2022 and March 31, 2022, respectively. Fair value was estimated by discounting the future cash flows using an average of current rates for similar arrangements, which was estimated at 7% per annum and was classified as Level 2. On February 23, 2023, DePaul College Prep paid the mortgage in full, which resulted in derecognition of the note receivable from the Consolidated Balance Sheets.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of March 31, 2023, June 30, 2022, and March 31, 2022 were $12.2 million, $16.3 million, and $20.0 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of March 31, 2023, June 30, 2022, and March 31, 2022, borrowings under our long-term debt agreements were $708.3 million, $859.2 million, and $1,253.3 million, respectively. The fair value of the Notes was $384.7 million as of March 31, 2023, which is based upon quoted market prices and is classified as Level 1. The fair value of the Term Loan B was $303.7 million as of March 31, 2023, which is based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

As of March 31, 2023, June 30, 2022, and March 31, 2022, there were no assets or liabilities measured at fair value using Level 3 inputs.

We recorded an impairment of $5.0 million on an equity investment with no readily determinable fair value within other income (expense), net in the Consolidated Statements of Income in the nine months ended March 31, 2023 as the carrying value is no longer recoverable. Since initial recognition of the investment, there have been no upward or downward adjustments as a result of observable price changes. Following the impairment, the carrying amount of $5.0 million was reduced to zero.

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

19. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of March 31, 2023, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of March 31, 2023. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff sought compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The plaintiff later filed an amended complaint asserting similar claims with a new lead plaintiff, Dave McCormick. After discussions among the parties, the court granted a Motion for Preliminary Approval of Class Action Settlement (the “McCormick Settlement”) on May 28, 2020. In conjunction with the McCormick Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2023, June 30, 2022, and March 31, 2022. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheets as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statements of Income (Loss) for the year ended June 30, 2020. As of June 30, 2020, we had anticipated the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. We now anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2023. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The court issued an order approving the McCormick Settlement on October 7, 2020 and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of Jose David Valderrama (“Valderrama”), a class member who objected to the terms of the McCormick Settlement, a notice of appeal of the court’s order approving the McCormick Settlement. On November 5, 2020, Richardo Peart (“Peart”), another class member who objected to the terms of the McCormick Settlement, filed a similar notice of appeal. Those appeals were consolidated before the Appellate Court of Illinois, First District and fully briefed. The Appellate Court agreed to stay Valderrama’s and Peart’s appeals of the McCormick Settlement pending the outcome of mediation involving the objections to the McCormick Settlement. The objections were not resolved at a mediation on February 1, 2022. Valderrama’s objection was withdrawn as part of the Stoltmann settlement discussed below. Peart’s objection remained pending a decision by the Appellate Court. On May 4, 2022, the Appellate Court denied Peart’s objection and affirmed the Circuit Court of Cook County’s approval of the McCormick Settlement. Adtalem settled with Peart and the McCormick Settlement is now final. The Circuit Court of Cook County is in the process of administering the $44.95 million settlement fund.

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

On March 12, 2021, Travontae Johnson, a current student of Chamberlain, filed a putative class action against Chamberlain in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiff claims that Chamberlain’s use of Respondus Monitor, an online remote proctoring tool for student examinations, violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/15. More particularly, the plaintiff claims that Chamberlain required students to use Respondus Monitor, which collected, captured, stored, used, and disclosed students’ biometric identifiers and biometric information without written and informed consent. The plaintiff also alleges that Chamberlain lacked a legally compliant written policy establishing a retention schedule and guidelines for destroying biometric identifiers and biometric information. The potential class purportedly includes all students who took an assessment using the proctoring tool, as a student of Chamberlain in Illinois, at any time from March 12, 2016 through January 20, 2021. The plaintiff and the putative class seek damages in excess of $50,000, attorney’s fees and costs. The plaintiff and class also seek an unspecified amount of enhanced damages based on alleged negligent or reckless conduct by Chamberlain. On June 16, 2021, Chamberlain filed a motion to dismiss plaintiff’s complaint. On June 29, 2021, plaintiff filed an amended complaint. On July 19, 2021, Chamberlain filed its motion to dismiss the amended complaint arguing that plaintiff’s lawsuit is expressly preempted by Title V of the Gramm-Leach-Bliley Act. On February 1, 2023, the Court granted Chamberlain’s motion to dismiss plaintiff’s complaint. On March 3, 2023, plaintiff filed an appeal, which is pending.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. On March 23, 2022, Walden filed a Motion to Dismiss the Plaintiffs’ claims for failure to state a claim upon which relief can be granted. On November 27, 2022, the Court denied Walden’s motion to dismiss the complaint. Plaintiffs filed an amended complaint to add an additional plaintiff, Tareion Fluker. Walden answered the amended complaint on February 2, 2023. The parties have agreed to a non-binding mediation scheduled to begin on May 4, 2023. The court has granted a 30 day stay of discovery pending the outcome of mediation.

On June 6, 2022, plaintiff Rajesh Verma filed a lawsuit on behalf of himself and a class of similarly situated individuals in the Circuit Court of the Fourth Judicial Circuit, Duval County Florida, against Walden alleging that Walden was placing telephonic sales calls to persons on the National Do-Not-Call Registry, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq. Although originally filed in state court, Walden removed the case to federal court and filed a motion to dismiss plaintiff’s complaint. On August 26, 2022, plaintiff filed a motion to remand Count I of the complaint to state court. On March 2, 2023, plaintiff filed an amended complaint to add a Florida state law claim against Walden under the Florida Telephone Solicitation Act (“FTSA”). On March 16, 2023, Walden filed its answer to the amended complaint. On March 29, 2023, Walden’s motion to dismiss plaintiff’s complaint and plaintiff’s motion to remand Count I of the complaint were denied. Discovery is ongoing and the next case management hearing is scheduled for May 8, 2023.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible asset amortization, and gain on sale of assets. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment is not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue:
Chamberlain	$149,737	$142,550	$426,538	$417,310
Walden	132,874	139,081	395,715	348,325
Medical and Veterinary	86,471	82,650	263,932	255,560
Total consolidated revenue	$369,082	$364,281	$1,086,185	$1,021,195
Adjusted operating income:
Chamberlain	$39,589	$38,910	$99,820	$85,556
Walden	24,628	25,843	78,181	68,796
Medical and Veterinary	16,893	18,140	56,506	50,157
Home Office and Other	(8,142)	(6,685)	(16,867)	(26,467)
Total consolidated adjusted operating income	72,968	76,208	217,640	178,042
Reconciliation to Consolidated Financial Statements:
Deferred revenue adjustment	—	—	—	(8,561)
CEO transition costs	—	—	—	(6,195)
Restructuring expense	(1,278)	(10,518)	(17,706)	(16,999)
Business acquisition and integration expense	(11,346)	(5,924)	(35,702)	(41,537)
Intangible amortization expense	(14,232)	(26,817)	(48,936)	(73,967)
Gain on sale of assets	13,317	—	13,317	—
Total consolidated operating income	59,429	32,949	128,613	30,783
Interest expense	(14,457)	(36,585)	(47,806)	(109,907)
Other income (expense), net	3,980	(327)	3,301	2,435
Total consolidated income (loss) from continuing operations before income taxes	$48,952	$(3,963)	$84,108	$(76,689)
Capital expenditures:
Chamberlain	$4,002	$3,255	$6,920	$9,869
Walden	1,198	1,629	2,291	4,561
Medical and Veterinary	1,277	891	2,192	2,650
Home Office and Other	2,832	1,702	7,653	5,169
Total consolidated capital expenditures	$9,309	$7,477	$19,056	$22,249
Depreciation expense:
Chamberlain	$4,405	$4,738	$12,985	$14,048
Walden	2,439	2,573	7,303	6,801
Medical and Veterinary	3,231	3,397	9,367	10,497
Home Office and Other	82	633	1,963	2,125
Total consolidated depreciation expense	$10,157	$11,341	$31,618	$33,471
Intangible asset amortization expense:
Walden	$14,232	$26,817	$48,936	$73,967
Total consolidated intangible asset amortization expense	$14,232	$26,817	$48,936	$73,967

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue from unaffiliated customers:
Domestic operations	$282,611	$281,631	$822,253	$765,635
Barbados, St. Kitts, and St. Maarten	86,471	82,650	263,932	255,560
Total consolidated revenue	$369,082	$364,281	$1,086,185	$1,021,195
Long-lived assets:
Domestic operations	$266,985	$296,838	$266,985	$296,838
Barbados, St. Kitts, and St. Maarten	159,083	184,668	159,083	184,668
Total consolidated long-lived assets	$426,068	$481,506	$426,068	$481,506

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

Revision to Previously Issued Financial Statements

During the third quarter of fiscal year 2023, Adtalem identified an error in its revenue recognition related to certain scholarship programs within its Medical and Veterinary segment. Certain scholarships and discounts offered within that segment provide students a discount on future tuition that constitute a material right under Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” that should be accounted for as a separate performance obligation within a contract. Adtalem assessed the materiality of this error individually and in the aggregate with other previously identified errors to prior periods’ Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections.” Adtalem concluded that the errors were not material to prior periods and therefore, amendments of previously filed reports are not required. However, Adtalem determined it was appropriate to revise its previously issued financial statements. In accordance with ASC 250, Adtalem corrected prior periods presented herein by revising the financial statement line item amounts previously disclosed in SEC filings in order to achieve comparability in the Consolidated Financial Statements. In connection with this revision, Adtalem also corrected other immaterial errors in the prior periods, including certain errors that had previously been adjusted for as out of period corrections in the period identified. See Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for additional information.

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

Third Quarter Highlights

Financial and operational highlights for the third quarter of fiscal year 2023 include:

●	Adtalem revenue increased $4.8 million, or 1.3%, in the third quarter of fiscal year 2023 compared to the year-ago period driven by increased revenue at Chamberlain and Medical and Veterinary partially offset by a revenue decline at Walden.
●	Net income of $45.9 million ($1.00 diluted earnings per share) decreased $301.9 million ($6.04 diluted earnings per share) in the third quarter of fiscal year 2023 compared to net income of $347.7 million in the year-ago period. This decrease was primarily driven by the gain on the disposal of ACAMS, Becker, and OCL in the year-ago period. Adjusted net income of $51.6 million ($1.13 diluted adjusted earnings per share) increased $10.2 million ($0.29 diluted adjusted earnings per share), or 24.7%, in the third quarter of fiscal year 2023 compared to the year-ago period. This increase was driven by a decrease in interest expense for the third quarter of fiscal year 2023 compared to the year-ago period.
●	For the January 2023 and March 2023 sessions, total student enrollment at Chamberlain increased 1.8% and 2.0%, respectively, compared to the same sessions last year.
●	As of March 31, 2023, total student enrollment at Walden decreased 7.9% compared to March 31, 2022.
●	For the January 2023 semester, total student enrollment at the medical and veterinary schools increased 1.6% compared to the same semester last year.
●	Adtalem repurchased a total of 1,228,890 shares of Adtalem’s common stock under its share repurchase program at an average cost of $38.87 per share during the third quarter of fiscal year 2023. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

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

Management believes that enrollments are negatively impacted at Chamberlain and Walden, and to a lesser extent at Medical and Veterinary, by disruptions in the nursing and healthcare markets caused by COVID-19. The amount of revenue, operating income, and earnings per share losses in the third quarter and first nine months of fiscal year 2023 and 2022 driven by this disruption are not quantifiable. While COVID-19 continues to dissipate, management anticipates that the stress caused by COVID-19 on healthcare professionals will continue to negatively affect consolidated revenue, operating income, and earnings per share during the remainder of fiscal year 2023 and for as long as the pandemic and the various surges continue to stress healthcare professionals.

Although COVID-19 has had a negative effect on the operating results of all four reporting units that contain goodwill and indefinite-lived intangible assets as of March 31, 2023, none of the effects are considered significant enough to create an impairment triggering event during the third quarter of fiscal year 2023. In addition, our annual impairment assessment performed as of May 31, 2022 did not identify any impairments.

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	44.9%	45.6%	44.6%	48.8%
Student services and administrative expense	39.2%	40.9%	39.8%	42.4%
Restructuring expense	0.3%	2.9%	1.6%	1.7%
Business acquisition and integration expense	3.1%	1.6%	3.3%	4.1%
Gain on sale of assets	(3.6)%	—%	(1.2)%	0.0%
Total operating cost and expense	83.9%	91.0%	88.2%	97.0%
Operating income	16.1%	9.0%	11.8%	3.0%
Interest expense	(3.9)%	(10.0)%	(4.4)%	(10.8)%
Other income (expense), net	1.1%	(0.1)%	0.3%	0.2%
Income (loss) from continuing operations before income taxes	13.3%	(1.1)%	7.7%	(7.5)%
(Provision for) benefit from income taxes	(0.1)%	2.3%	(0.5)%	3.9%
Income (loss) from continuing operations	13.2%	1.2%	7.2%	(3.6)%
(Loss) income from discontinued operations, net of tax	(0.7)%	94.3%	(0.7)%	33.4%
Net income	12.4%	95.5%	6.5%	29.8%

Revenue

The following tables present revenue by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022 as reported	$142,550	$139,081	$82,650	$364,281
Organic growth (decline)	7,187	(6,207)	3,821	4,801
Fiscal year 2023 as reported	$149,737	$132,874	$86,471	$369,082

Fiscal year 2023 % change:
Organic growth (decline)	5.0%	(4.5)%	4.6%	1.3%

	Nine Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022 as reported	$417,310	$348,325	$255,560	$1,021,195
Organic growth (decline)	9,228	(16,760)	8,372	840
Effect of acquisitions	—	64,150	—	64,150
Fiscal year 2023 as reported	$426,538	$395,715	$263,932	$1,086,185

Fiscal year 2023 % change:
Organic growth (decline)	2.2%	(4.8)%	3.3%	0.1%
Effect of acquisitions	—	18.4%	—	6.3%
Fiscal year 2023 % change as reported	2.2%	13.6%	3.3%	6.4%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2023
Session	July 2022	Sept. 2022	Nov. 2022	Jan. 2023	Mar. 2023
Total students	31,371	33,153	33,390	34,760	34,847
% change from prior year	(4.1)%	(4.0)%	(0.8)%	1.8%	2.0%

	Fiscal Year 2022
Session	July 2021	Sept. 2021	Nov. 2021	Jan. 2022	Mar. 2022	May 2022
Total students	32,729	34,539	33,648	34,141	34,158	32,891
% change from prior year	1.6%	(2.8)%	(2.1)%	(4.5)%	(4.3)%	(5.8)%

Chamberlain revenue increased 5.0%, or $7.2 million, to $149.7 million in the third quarter and increased 2.2%, or $9.2 million, to $426.5 million in the first nine months of fiscal year 2023 compared to the year-ago periods, driven by an increase in total enrollment and in fee revenue along with lower scholarships and discounts. Enrollment has begun to recover in several graduate and doctoral programs. These improvements have been partially offset by a decrease in total student enrollment in several undergraduate programs, with the most pronounced being in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program. Management believes these decreases may partially be driven by prolonged stress on healthcare professionals. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic and its aftermath continue to stress healthcare professionals. Chamberlain’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions that are a hallmark of the current global macroeconomic environment.

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

Walden

Walden Student Enrollment:

	Fiscal Year 2023
	September 30,	December 31,	March 31,
Period	2022	2022	2023
Total students	40,772	37,956	39,427
% change from prior year	(9.2)%	(7.8)%	(7.9)%

	Fiscal Year 2022
	September 30,	December 31,	March 31,	June 30,
Period	2021	2021	2022	2022
Total students	44,886	41,158	42,788	39,470

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue decreased 4.5%, or $6.2 million, to $132.9 million in the third quarter and increased 13.6%, or $47.4 million, to $395.7 million in the first nine months of fiscal year 2023 compared to the year-ago periods. Excluding the timing of the Walden acquisition in the prior year, Walden revenue decreased 4.8%, or $16.8 million, in the first nine months of fiscal year 2023 compared to the year-ago period. In the first nine months of fiscal year 2022, $8.6 million was excluded from revenue due to an adjustment required for purchase accounting to record Walden’s deferred revenue at fair value. The first nine months of fiscal year 2023 did not require a similar adjustment. Excluding the timing of the Walden acquisition in the prior year and the $8.6 million deferred revenue adjustment, revenue decreased 7.1%, or $25.3 million in the first nine months of fiscal year 2023 compared to the year-ago period. Management believes that the decrease in total enrollment compared to the prior year, which is resulting in the lower revenue, may be driven by prolonged stress on healthcare professionals. It is expected disruptions caused by COVID-19 may continue to effect enrollment for as long as the pandemic and its aftermath continue to stress healthcare professionals. Walden’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions that are a hallmark of the current global macroeconomic environment.

Tuition Rates:

On a per credit hour basis, tuition for Walden programs range from $130 per credit hour to $1,060 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $333 per credit hour. Other programs such as those with a subscription-based learning modality or those billed on a subscription period or term basis range from $1,500 to $7,180 per term. Students are charged a technology fee that ranges from $50 to $230 per term as well as a clinical fee of $160 per course for specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, which are charged at a range of $1,000 to $2,550 per event. In most cases, these tuition rates, event charges and fees represent increases of approximately 3.0% to 6.6% from the prior year. These tuition rates, event charges, and fees do not include the cost of books or personal technology, supplies, transportation, or living expenses.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2023
Semester	Sept. 2022	Jan. 2023
Total students	5,634	5,312
% change from prior year	3.4%	1.6%

	Fiscal Year 2022
Semester	Sept. 2021	Jan. 2022	May 2022
Total students	5,449	5,228	5,304
% change from prior year	(6.9)%	(1.2)%	3.5%

Medical and Veterinary revenue increased 4.6%, or $3.8 million, to $86.5 million in the third quarter and increased 3.3%, or $8.4 million, to $263.9 million in the first nine months of fiscal year 2023 compared to the year-ago periods, driven by tuition rate increases at all three institutions in this segment and increased enrollment at in the segment, partially offset by the higher use of scholarships to attract and retain students at AUC and RUSM. Medical and Veterinary’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions that are a hallmark of the current global macroeconomic environment.

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

	Three Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022 as reported	$62,707	$55,960	$47,360	$166,027
Cost increase (decrease)	2,546	(4,935)	2,182	(207)
Fiscal year 2023 as reported	$65,253	$51,025	$49,542	$165,820

Fiscal year 2023 % change:
Cost increase (decrease)	4.1%	(8.8)%	4.6%	(0.1)%

	Nine Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022 as reported	$194,992	$149,691	$153,814	$498,497
Cost decrease	(8,923)	(23,097)	(4,720)	(36,740)
Effect of acquisitions	—	23,011	—	23,011
Fiscal year 2023 as reported	$186,069	$149,605	$149,094	$484,768

Fiscal year 2023 % change:
Cost decrease	(4.6)%	(15.4)%	(3.1)%	(7.4)%
Effect of acquisitions	—	15.4%	—	4.6%
Fiscal year 2023 % change as reported	(4.6)%	(0.1)%	(3.1)%	(2.8)%

Cost of educational services decreased 0.1%, or $0.2 million, to $165.8 million in the third quarter and decreased 2.8%, or $13.7 million, to $484.8 million in the first nine months of fiscal year 2023 compared to the year-ago periods. Excluding the timing of the Walden acquisition in the prior year, cost of educational services decreased 7.4%, or $36.7 million, in the first nine months of fiscal year 2023 compared to the year-ago period. These cost decreases were primarily driven by cost reduction efforts across all institutions including workforce reductions.

As a percentage of revenue, cost of educational services was 44.9% and 44.6% in the third quarter and first nine months of fiscal year 2023, respectively, compared to 45.6% and 48.8% in the year-ago periods. The decreases in the percentages were primarily the result of cost reduction efforts and the influence of Walden’s higher gross margins, which impacted the full first nine months of fiscal year 2023 compared to only a portion of the first nine months of fiscal year 2022. Walden’s fully online operating model results in lower comparable cost of educational services.

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

	Three Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022 as reported	$40,934	$84,094	$17,150	$6,685	$148,863
Cost increase (decrease)	3,961	(56)	2,886	1,457	8,248
Intangible amortization expense change	—	(12,585)	—	—	(12,585)
Fiscal year 2023 as reported	$44,895	$71,453	$20,036	$8,142	$144,526

Fiscal year 2023 % change:
Cost increase (decrease)	9.7%	(0.1)%	16.8%	NM	5.5%
Effect of intangible amortization expense change	—	(15.0)%	—	NM	(8.5)%
Fiscal year 2023 % change as reported	9.7%	(15.0)%	16.8%	NM	(2.9)%

	Nine Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022 as reported	$136,763	$212,366	$51,589	$32,661	$433,379
Cost increase (decrease)	3,886	2,378	6,744	(9,600)	3,408
Effect of acquisitions	—	27,152	—	—	27,152
Intangible amortization expense change	—	(25,031)	—	—	(25,031)
CEO transition costs change	—	—	—	(6,195)	(6,195)
Fiscal year 2023 as reported	$140,649	$216,865	$58,333	$16,866	$432,713

Fiscal year 2023 % change:
Cost increase	2.8%	1.1%	13.1%	NM	0.8%
Effect of acquisitions	—	12.8%	—	NM	6.3%
Effect of intangible amortization expense change	—	(11.8)%	—	NM	(5.8)%
Effect of CEO transition costs change	—	—	—	NM	(1.4)%
Fiscal year 2023 % change as reported	2.8%	2.1%	13.1%	NM	(0.2)%

Student services and administrative expense decreased 2.9%, or $4.3 million, to $144.5 million in the third quarter and decreased 0.2%, or $0.7 million, to $432.7 million in the first nine months of fiscal year 2023 compared to the year-ago periods. Excluding intangible amortization expense, student services and administrative expense increased 5.5%, or $8.2 million, in the third quarter compared to the year-ago period. Excluding the timing of the Walden acquisition in the prior year, intangible amortization expense, and CEO transition costs, student services and administrative expense increased 0.8%, or $3.4 million, in the first nine months of fiscal year 2023 compared to the year-ago period. The cost increases in the third quarter and the first nine months of fiscal year 2023 were primarily driven by an increase in marketing expense, partially offset by cost reduction at home office.

As a percentage of revenue, student services and administrative expense was 39.2% and 39.8% in the third quarter and first nine months of fiscal year 2023, respectively, compared to 40.9% and 42.4% in the year-ago periods. The decreases in the percentages were primarily the result of a decrease in intangible amortization expense in the third quarter and first nine months of fiscal year 2023 and a decrease in the CEO transition costs incurred in the first nine months of fiscal year 2022.

Restructuring Expense

Restructuring expense in the third quarter and first nine months of fiscal year 2023 was $1.3 million and $17.7 million, respectively, compared to $10.5 million and $17.0 million in the year-ago periods. The decrease in restructuring expense in the third quarter of fiscal year 2023 compared to the year-ago period was primarily driven by a reduction in restructuring activity including severance charges related to workforce reductions and real estate consolidations at Medical and Veterinary and Adtalem’s home office. The increase in restructuring expense in the first nine months of fiscal year 2023 compared to the year-ago period was primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges.

We continue to incur restructuring charges or reversals related to exiting leased space from previous restructuring activities.

Business Acquisition and Integration Expense

Business acquisition and integration expense in the third quarter and first nine months of fiscal year 2023 was $11.3 million and $35.7 million, respectively, compared to $5.9 million and $41.5 million in the year-ago periods. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business acquisition and integration costs in the Consolidated Statements of Income. We expect to incur additional integration costs through the remainder of fiscal year 2023 and in fiscal year 2024.

Gain on Sale of Assets

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”) for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and held a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. DePaul College Prep had an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes at the time of closing. Adtalem continued to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheets. On February 23, 2023, DePaul College Prep paid the mortgage in full. Upon receiving full repayment of the mortgage, Adtalem no longer is involved in the financing of the sale and therefore derecognized the note receivable, the financing payable, and the assets associated with the campus facility, which resulted in recognizing a gain on sale of assets of $13.3 million in the three and nine months ended March 31, 2023. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 20 “Segment Information” to the Consolidated Financial Statements.

Operating Income

The following tables present operating income by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022 as reported	$36,979	$(3,199)	$13,571	$(14,402)	$32,949
Organic change	679	(1,215)	(1,247)	(1,457)	(3,240)
Restructuring expense change	1,931	2,172	4,148	989	9,240
Business acquisition and integration expense change	—	—	—	(5,422)	(5,422)
Intangible amortization expense change	—	12,585	—	—	12,585
Gain on sale of assets change	—	—	—	13,317	13,317
Fiscal year 2023 as reported	$39,589	$10,343	$16,472	$(6,975)	$59,429

	Nine Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022 as reported	$83,290	$(17,748)	$45,400	$(80,159)	$30,783
Organic change	14,264	(4,603)	6,349	9,600	25,610
Effect of acquisitions	—	13,988	—	—	13,988
Deferred revenue adjustment change	—	8,561	—	—	8,561
CEO transition costs change	—	—	—	6,195	6,195
Restructuring expense change	1,448	842	(2,577)	(420)	(707)
Business acquisition and integration expense change	—	—	—	5,835	5,835
Intangible amortization expense change	—	25,031	—	—	25,031
Gain on sale of assets	—	—	—	13,317	13,317
Fiscal year 2023 as reported	$99,002	$26,071	$49,172	$(45,632)	$128,613

The following table presents a reconciliation of operating income (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Chamberlain:
Operating income (GAAP)	$39,589	$36,979	$2,610	7.1%	$99,002	$83,290	$15,712	18.9%
Restructuring expense	—	1,931	(1,931)		818	2,266	(1,448)
Adjusted operating income (non-GAAP)	$39,589	$38,910	$679	1.7%	$99,820	$85,556	$14,264	16.7%
Operating margin (GAAP)	26.4%	25.9%			23.2%	20.0%
Operating margin (non-GAAP)	26.4%	27.3%			23.4%	20.5%

Walden:
Operating income (loss) (GAAP)	$10,343	$(3,199)	$13,542	NM	$26,071	$(17,748)	$43,819	NM
Deferred revenue adjustment	—	—	—		—	8,561	(8,561)
Restructuring expense	53	2,225	(2,172)		3,174	4,016	(842)
Intangible amortization expense	14,232	26,817	(12,585)		48,936	73,967	(25,031)
Adjusted operating income (non-GAAP)	$24,628	$25,843	$(1,215)	(4.7)%	$78,181	$68,796	$9,385	13.6%
Operating margin (GAAP)	7.8%	(2.3)%			6.6%	(5.1)%
Operating margin (non-GAAP)	18.5%	18.6%			19.8%	19.8%

Medical and Veterinary:
Operating income (GAAP)	$16,472	$13,571	$2,901	21.4%	$49,172	$45,400	$3,772	8.3%
Restructuring expense	421	4,569	(4,148)		7,334	4,757	2,577
Adjusted operating income (non-GAAP)	$16,893	$18,140	$(1,247)	(6.9)%	$56,506	$50,157	$6,349	12.7%
Operating margin (GAAP)	19.0%	16.4%			18.6%	17.8%
Operating margin (non-GAAP)	19.5%	21.9%			21.4%	19.6%

Home Office and Other:
Operating loss (GAAP)	$(6,975)	$(14,402)	$7,427	51.6%	$(45,632)	$(80,159)	$34,527	43.1%
CEO transition costs	—	—	—		—	6,195	(6,195)
Restructuring expense	804	1,793	(989)		6,380	5,960	420
Business acquisition and integration expense	11,346	5,924	5,422		35,702	41,537	(5,835)
Gain on sale of assets	(13,317)	—	(13,317)		(13,317)	—	(13,317)
Adjusted operating loss (non-GAAP)	$(8,142)	$(6,685)	$(1,457)	(21.8)%	$(16,867)	$(26,467)	$9,600	36.3%

Adtalem Global Education:
Operating income (GAAP)	$59,429	$32,949	$26,480	80.4%	$128,613	$30,783	$97,830	317.8%
Deferred revenue adjustment	—	—	—		—	8,561	(8,561)
CEO transition costs	—	—	—		—	6,195	(6,195)
Restructuring expense	1,278	10,518	(9,240)		17,706	16,999	707
Business acquisition and integration expense	11,346	5,924	5,422		35,702	41,537	(5,835)
Intangible amortization expense	14,232	26,817	(12,585)		48,936	73,967	(25,031)
Gain on sale of assets	(13,317)	—	(13,317)		(13,317)	—	(13,317)
Adjusted operating income (non-GAAP)	$72,968	$76,208	$(3,240)	(4.3)%	$217,640	$178,042	$39,598	22.2%
Operating margin (GAAP)	16.1%	9.0%			11.8%	3.0%
Operating margin (non-GAAP)	19.8%	20.9%			20.0%	17.4%

Consolidated operating income increased 80.4%, or $26.5 million, to $59.4 million in the third quarter and increased 317.8%, or $97.8 million, to $128.6 million in the first nine months of fiscal year 2023 compared to the year-ago periods. The primary drivers of the operating income increase in the third quarter of fiscal year 2023 were revenue increases at Chamberlain and Medical and Veterinary, decreased restructuring expense, decreased intangible amortization expense, and the gain on sale of assets, partially offset by increased business acquisition and integration expense. The primary drivers of the operating income increase in the first nine months of fiscal year 2023 were revenue increases at Chamberlain and Medical and Veterinary, cost reduction efforts across all institutions, the timing of the Walden acquisition in the prior year, decreased CEO transition costs, decreased business acquisition and integration expense, decreased intangible amortization expense, and the gain on sale of assets. The decrease in amortization expense is driven by the decrease in amortization relating to the student relationships intangible asset. This intangible asset is amortized based on the estimated retention of the students and giving consideration to the revenue and cash flow associated with these existing students, which are concentrated at the beginning of the asset’s useful life.

Consolidated adjusted operating income decreased 4.3%, or $3.2 million, to $73.0 million in the third quarter and increased 22.2%, or $39.6 million, to $217.6 million in the first nine months of fiscal year 2023 compared to the year-ago periods. The primary driver of the adjusted operating income decrease in the third quarter of fiscal year 2023 was increased marketing costs. The primary drivers of the adjusted operating income increase in the first nine months of fiscal year 2023 were the timing of the Walden acquisition in the prior year and cost reduction efforts across all institutions, partially offset by increased marketing costs.

Chamberlain

Chamberlain operating income increased 7.1%, or $2.6 million, to $39.6 million in the third quarter and increased 18.9%, or $15.7 million, to $99.0 million in the first nine months of fiscal year 2023 compared to the year-ago periods. Segment adjusted operating income increased 1.7%, or $0.7 million, to $39.6 million in the third quarter and increased 16.7%, or $14.3 million, to $99.8 million in the first nine months of fiscal year 2023 compared to the year-ago periods. The primary driver of the increases in adjusted operating income in the third quarter and first nine months of fiscal year 2023 was the result of increased revenue and labor cost reductions.

Walden

Walden operating income was $10.3 million and $26.1 million in the third quarter and first nine months of fiscal year 2023, respectively, compared to operating losses of $3.2 million and $17.7 million in the year-ago periods, which were impacted by intangible amortization expense and the deferred revenue purchase accounting adjustments. Segment adjusted operating income decreased 4.7%, or $1.2 million, to $24.6 million in the third quarter and increased 13.6%, or $9.4 million, to $78.2 million in the first nine months of fiscal year 2023 compared to the year-ago periods. The primary driver of the decrease in adjusted operating income in the third quarter of fiscal year 2023 was the decrease in revenue, which was partially offset by lower costs. The primary driver of the increase in adjusted operating income in the first nine months of fiscal year 2023 was the timing of the Walden acquisition in the prior year.

Medical and Veterinary

Medical and Veterinary operating income increased 21.4%, or $2.9 million, to $16.5 million in the third quarter and increased 8.3%, or $3.8 million, to $49.2 million in the first nine months of fiscal year 2023 compared to the year-ago periods. Segment adjusted operating income decreased 6.9%, or $1.2 million, to $16.9 million in the third quarter and increased 12.7%, or $6.3 million, to $56.5 million in the first nine months of fiscal year 2023 compared to the year-ago periods. The primary driver of the decrease in adjusted operating income in the third quarter of fiscal year 2023 was the result of increased marketing costs and higher facility operating costs. The primary driver of the increase in adjusted operating income in the first nine months of fiscal year 2023 was the result of an increase in revenue and lower labor and rent expense.

Interest Expense

Interest expense in the third quarter and first nine months of fiscal year 2023 was $14.5 million and $47.8 million, respectively, compared to $36.6 million and $109.9 million in the year-ago periods. The decreases in interest expense was primarily the result of decreased borrowings in the third quarter and first nine months of fiscal year 2023 compared to the year-ago periods due to prepayments of debt. In addition, the decrease in the first nine months of fiscal year 2023 compared to the year-ago period was also a result of the year-ago period incurring charges due to the write-off of issuance costs on the Prior Credit Facility and unused bridge fee (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements). These decreases in interest expense were partially offset by rising interest rates on outstanding debt. As of March 31, 2023, the interest rate for borrowings under the Term Loan B facility was 8.84% compared to 5.25% as of March 31, 2022.

Other Income (Expense), Net

Other income, net in the third quarter and first nine months of fiscal year 2023 was $4.0 million and $3.3 million, respectively, compared to expense of $0.3 million and income of $2.4 million in the year-ago periods. The increase in other income (expense), net in the third quarter of fiscal year 2023 compared to the year-ago period was primarily the result of an increase in interest income. The increase in other income (expense), net in the first nine months of fiscal year 2023 compared to the year-ago period was primarily driven by an increase in interest income partially offset by a $5.0 million investment impairment of an equity investment.

(Provision for) Benefit from Income Taxes

Our effective income tax rate (“ETR”) from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including tax on global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, liabilities for uncertain tax positions, and tax benefits on stock-based compensation awards.

Our income tax provisions from continuing operations were $0.4 million and $5.9 million in the three and nine months ended March 31, 2023, respectively, and our income tax benefits from continuing operations were $8.4 million and $39.6 million in the three and nine months ended March 31, 2022, respectively. In addition, in the three months ended March 31, 2023, we recorded a net tax benefit of $6.2 million primarily for the release of a valuation allowance on certain deferred tax assets based on our reassessment of the amount of state net operating loss carryforwards that are more likely than not to be realized. The three and nine months ended March 31, 2023 resulted in income tax provisions compared to income tax benefits in the year-ago periods primarily due to the impacts recognized in the year-ago periods related to the Walden acquisition.

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

Net loss from discontinued operations in the third quarter of fiscal year 2023 was $2.7 million. This loss consisted of the following: (i) loss of $4.0 million driven by ongoing litigation costs and settlements related to the DeVry University divestiture; (ii) a loss on the sale of ACAMS, Becker, and OCL of $0.4 million for a tax return to provision adjustment; and (iii) a benefit from income taxes of $1.7 million associated with the items listed above.

Net income from discontinued operations in the third quarter of fiscal year 2022 was $343.3 million. This income consisted of the following: (i) income of $3.4 million driven by the operating results related to ACAMS, Becker, OCL, and EduPristine, partially offset by ongoing litigation costs and settlements related to the DeVry University divestiture; (ii) a gain on the sale of ACAMS, Becker, and OCL of $474.0 million; and (iii) a provision for income taxes of $134.1 million associated with the items listed above.

Net loss from discontinued operations in the first nine months of fiscal year 2023 was $7.1 million. This loss consisted of the following: (i) loss of $6.7 million driven by ongoing litigation costs and settlements related to the DeVry University divestiture, partially offset by income from the DeVry University earn-out; (ii) a loss on the sale of ACAMS, Becker, and OCL of $3.6 million for working capital adjustments to the initial sale prices and a tax return to provision adjustment; and (iii) a benefit from income taxes of $3.2 million associated with the items listed above.

Net income from discontinued operations in the first nine months of fiscal year 2022 was $341.3 million. This income consisted of the following: (i) income of $1.5 million driven by the operating results related to ACAMS, Becker, OCL, and EduPristine and income from the DeVry University earn-out, partially offset by ongoing litigation costs and settlements related to the DeVry University divestiture; (ii) a gain on the sale of ACAMS, Becker, and OCL of $474.0 million; and (iii) a provision for income taxes of $134.2 million associated with the items listed above.

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

Walden must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Walden is currently on a TPPPA which is required for participation in Title IV programs on a month-to-month basis. Walden’s provisional certification prior to acquisition was due to Walden’s prior parent company (Laureate Education Inc.) failing composite score under ED’s financial responsibility standards and ED’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. As a result of Adtalem’s acquisition of Walden, the provisional nature of Walden’s PPA remains in effect on a month-to-month basis while ED reviews the change in ownership application relating to the acquisition of Walden by Adtalem. Walden also is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as a restriction on changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership during the period in which Walden participates under provisional certification (either as a result of the change in ownership or because of the continuation of the financial responsibility letter of credit). Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of March 31, 2023 in favor of the ED on behalf of Walden, which allows Walden to participate in Title IV programs. On January 18, 2023, we received a letter from ED, requesting Adtalem to provide a letter of credit in the amount of $76.2 million related to ED’s review of the Same Day Balance Sheet, which is the consolidated Adtalem balance sheet as of August 12, 2021, the date of the Walden acquisition. On February 21, 2023, Adtalem provided the $76.2 million letter of credit to ED.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, Walden, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The American Rescue Plan Act of 2021 (the “Rescue Act”) enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change was subject to negotiated rulemaking, which ended in March 2022. The amended rule applies to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs as calculated under the current regulations (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2022 and 2021. As institution’s 90/10 compliance must be calculated using the financial results of an entire fiscal year, we are including Walden’s amounts for the full fiscal year 2022 in the table below, including the portion of the year not under Adtalem’s ownership.

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

Adtalem’s consolidated cash and cash equivalents balance of $315.4 million, $347.0 million, and $788.7 million as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively, included cash and cash equivalents held at Adtalem’s international operations of $5.6 million, $34.2 million, and $46.6 million as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively, which is available to Adtalem for general corporate purposes.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $1.8 million, $1.0 million, and $1.3 million was held in these restricted bank accounts as of March 31, 2023, June 30, 2022, and March 31, 2022, respectively.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Nine Months Ended
	March 31,
	2023	2022
Income (loss) from continuing operations	$78,202	$(37,092)
Non-cash items	153,770	221,832
Changes in assets and liabilities	(82,151)	(125,969)
Net cash provided by operating activities-continuing operations	$149,821	$58,771

Net cash provided by operating activities from continuing operations in the nine months ended March 31, 2023 was $149.8 million compared to $58.8 million in the year-ago period. The increase was driven by a decrease in interest payments and improvements in our operating results. The decrease of $68.1 million in non-cash items between the nine months ended March 31, 2023 and the nine months ended March 31, 2022 was principally driven by a decrease in amortization of intangible assets, a decrease in amortization and write-off of debt discount and issuance costs, and an increase in gain on sale of assets. The increase of $43.8 million in cash generated from changes in assets and liabilities was primarily due to timing differences in accounts receivable, prepaid assets, prepaid income taxes, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in the first nine months of fiscal year 2023 and 2022 were $19.1 million and $22.2 million, respectively. The capital expenditures in fiscal year 2023 primarily consisted of spending for Chamberlain’s new campus development and improvements and Adtalem’s home office, including information technology investments. Capital spending for the remainder of fiscal year 2023 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and information technology. Management anticipates full fiscal year 2023 capital spending to be in the $25 to $35 million range, including $19.1 million spent during the first nine months of fiscal year 2023. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

During the first nine months of fiscal year 2023 and 2022, we received proceeds from the sale of marketable securities held in a Rabbi Trust of $7.6 million and $0.9 million, respectively, and made additional investments in securities held by this trust of $1.5 million and $1.3 million, respectively.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and held a mortgage loan, secured by the property, from DePaul College Prep for $46.8 million. The mortgage loan was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The buyer had an option to make prepayments. On February 23, 2023, DePaul College Prep paid the mortgage loan in full. The $46.8 million received during the third quarter of fiscal year 2023 is classified as an investing activity in the Consolidated Statements of Cash Flows.

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interest of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million.

During the first nine months of fiscal year 2022, we received the loan repayment of $10.0 million on the DeVry University promissory note, dated as of December 11, 2018.

On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Adtalem received $962.7 million, net of cash of $21.5 million, in sale proceeds.

During the first nine months of fiscal year 2023, we paid $3.2 million for a working capital adjustment to the initial sales price for ACAMS, Becker, and OCL.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Nine Months Ended
	March 31,
	2023	2022
Repurchases of common stock for treasury	$(44,710)	$(120,000)
Payment on equity forward contract	(13,162)	(30,000)
Net (repayments) proceeds from long-term debt	(150,861)	162,333
Payment of debt discount and issuance costs	—	(49,553)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(1,790)
Other	(2,141)	6,106
Net cash used in financing activities	$(210,874)	$(32,904)

On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025, and we repurchased shares under that program during the three and nine months ended March 31, 2023. As of March 31, 2023, $252.2 million of authorized share repurchases were remaining under the current share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

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

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Prior Term Loan B (as defined in Note 13 “Debt” to the Consolidated Financial Statements) debt. We paid interest at a fixed rate of 0.946% and received variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Prior Term Loan B. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occurred on a monthly basis. The Swap was set to terminate on February 28, 2025. On July 29, 2021, prior to refinancing our Prior Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in the nine months ended March 31, 2022. During the operating term of the Swap, the annual interest rate on the amount of the Prior Term Loan B was fixed at 3.946% (including the impact of the 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and were reclassified into the Consolidated Statements of Income (Loss) within interest expense in the periods in which the hedged transactions affected earnings.

As discussed in the previous section of this MD&A titled “Walden University Acquisition,” on August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.5 billion in cash. On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem replaced the Prior Credit Facility and Prior Credit Agreement (as defined in Note 13 “Debt” to the Consolidated Financial Statements) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The proceeds of the Notes and the Term Loan B were used, among other things, to finance the Acquisition, refinance Adtalem’s Prior Credit Agreement, and pay fees and expenses related to the Acquisition. The Revolver will be used to finance ongoing working capital and for general corporate purposes. During fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes, resulting in a gain on extinguishment of $2.1 million recorded within interest expense in the Consolidated Statements of Income (Loss) for the year ended June 30, 2022. In July 2022, we repurchased an additional $0.9 million of Notes, on September 22, 2022, we made a prepayment of $100.0 million on the Term Loan B, and on November 22, 2022, we made a prepayment of $50.0 million on the Term Loan B. As of March 31, 2023, the amount of debt outstanding under the Notes and Credit Facility was $708.3 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $323.8 million as of March 31, 2023. While COVID-19 will continue to have an effect on operations and, as a result, liquidity, we believe the current balances of cash, cash generated from operations, and our Credit Facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future.

Material Cash Requirements

Long-Term Debt – We have outstanding $405.0 million of Notes and $303.3 million of Term Loan B, which requires interest payments. With the prepayment noted above, we are no longer required to make quarterly principal installment payments on the Term Loan B. In addition, we maintain a $400.0 million revolving credit facility with availability of $323.8 million as of March 31, 2023. Adtalem has a letter of credit outstanding under this revolving credit agreement of $76.2 million as of March 31, 2023, in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Notes and Credit Agreement.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Adtalem’s future growth, the future impacts of the COVID-19 pandemic, and the expected synergies from the Walden acquisition. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2022 Form 10-K and this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and Adtalem assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, gain on sale of assets, pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, investment impairment, net tax benefit related to a valuation allowance release, and net loss (income) from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, gain on sale of assets, pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, investment impairment, net tax benefit related to a valuation allowance release, and net loss (income) from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income ) – Measure of Adtalem’s net income adjusted for net loss (income) from discontinued operations, interest expense, other (income) expense, net, provision for (benefit from) income taxes, depreciation and amortization, stock-based compensation, deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Income taxes, interest expense, and other (income) expense, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income (loss).

A description of special items in our non-GAAP financial measures described above are as follows:

●	Deferred revenue adjustment related to a revenue purchase accounting adjustment to record Walden’s deferred revenue at fair value.
●	CEO transition costs related to acceleration of stock-based compensation expense.
●	Restructuring expense primarily related to plans to achieve synergies with the Walden acquisition and real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Business acquisition and integration expense include expenses related to the Walden acquisition and certain costs related to growth transformation initiatives. We do not include normal, recurring, cash operating expenses in our business acquisition and integration expense.
●	Intangible amortization expense on acquired intangible assets.
●	Gain on sale of Adtalem’s Chicago, Illinois, campus facility.
●	Pre-acquisition interest expense related to financing arrangements in connection with the Walden acquisition, write-off of debt discount and issuance costs and gain on extinguishment of debt related to prepayments of debt, and impairment of an equity investment.
●	Net tax benefit related to a valuation allowance release.
●	Net loss (income) from discontinued operations includes the operations of ACAMS, Becker, OCL, including the after-tax gain on the sale of these businesses, and EduPristine operations, in addition to costs related to DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income (GAAP)	$45,869	$347,740	$71,114	$304,245
Deferred revenue adjustment	—	—	—	8,561
CEO transition costs	—	—	—	6,195
Restructuring expense	1,278	10,518	17,706	16,999
Business acquisition and integration expense	11,346	5,924	35,702	41,537
Intangible amortization expense	14,232	26,817	48,936	73,967
Gain on sale of assets	(13,317)	—	(13,317)	—
Pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, and investment impairment	—	12,471	9,226	44,105
Net tax benefit related to a valuation allowance release	(6,184)	—	(6,184)	—
Income tax impact on non-GAAP adjustments (1)	(4,359)	(18,769)	(23,341)	(60,871)
Net loss (income) from discontinued operations	2,694	(343,340)	7,088	(341,337)
Adjusted net income (non-GAAP)	$51,559	$41,361	$146,930	$93,401
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Earnings per share, diluted (GAAP)	$1.00	$7.04	$1.54	$6.15
Effect on diluted earnings per share:
Deferred revenue adjustment	-	-	-	0.17
CEO transition costs	-	-	-	0.12
Restructuring expense	0.03	0.21	0.38	0.34
Business acquisition and integration expense	0.25	0.12	0.77	0.83
Intangible amortization expense	0.31	0.54	1.06	1.48
Gain on sale of assets	(0.29)	-	(0.29)	-
Pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, and investment impairment	-	0.25	0.20	0.88
Net tax benefit related to a valuation allowance release	(0.14)	-	(0.13)	-
Income tax impact on non-GAAP adjustments (1)	(0.10)	(0.38)	(0.51)	(1.22)
Net loss (income) from discontinued operations	0.06	(6.95)	0.15	(6.90)
Adjusted earnings per share, diluted (non-GAAP)	$1.13	$0.84	$3.19	$1.87
Diluted shares used in non-GAAP EPS calculation	45,801	49,377	46,089	49,872
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Chamberlain:
Operating income (GAAP)	$39,589	$36,979	$2,610	7.1%	$99,002	$83,290	$15,712	18.9%
Restructuring expense	—	1,931	(1,931)		818	2,266	(1,448)
Depreciation	4,405	4,738	(333)		12,985	14,048	(1,063)
Stock-based compensation	923	1,869	(946)		3,600	5,104	(1,504)
Adjusted EBITDA (non-GAAP)	$44,917	$45,517	$(600)	(1.3)%	$116,405	$104,708	$11,697	11.2%
Adjusted EBITDA margin (non-GAAP)	30.0%	31.9%			27.3%	25.1%

Walden:
Operating income (loss) (GAAP)	$10,343	$(3,199)	$13,542	NM	$26,071	$(17,748)	$43,819	NM
Deferred revenue adjustment	—	—	—		—	8,561	(8,561)
Restructuring expense	53	2,225	(2,172)		3,174	4,016	(842)
Intangible amortization expense	14,232	26,817	(12,585)		48,936	73,967	(25,031)
Depreciation	2,439	2,573	(134)		7,303	6,801	502
Stock-based compensation	754	841	(87)		2,945	2,308	637
Adjusted EBITDA (non-GAAP)	$27,821	$29,257	$(1,436)	(4.9)%	$88,429	$77,905	$10,524	13.5%
Adjusted EBITDA margin (non-GAAP)	20.9%	21.0%			22.3%	22.4%

Medical and Veterinary:
Operating income (GAAP)	$16,472	$13,571	$2,901	21.4%	$49,172	$45,400	$3,772	8.3%
Restructuring expense	421	4,569	(4,148)		7,334	4,757	2,577
Depreciation	3,231	3,397	(166)		9,367	10,497	(1,130)
Stock-based compensation	587	1,075	(488)		2,291	2,974	(683)
Adjusted EBITDA (non-GAAP)	$20,711	$22,612	$(1,901)	(8.4)%	$68,164	$63,628	$4,536	7.1%
Adjusted EBITDA margin (non-GAAP)	24.0%	27.4%			25.8%	24.9%

Home Office and Other:
Operating loss (GAAP)	$(6,975)	$(14,402)	$7,427	51.6%	$(45,632)	$(80,159)	$34,527	43.1%
CEO transition costs	—	—	—		—	6,195	(6,195)
Restructuring expense	804	1,793	(989)		6,380	5,960	420
Business acquisition and integration expense	11,346	5,924	5,422		35,702	41,537	(5,835)
Gain on sale of assets	(13,317)	—	(13,317)		(13,317)	—	(13,317)
Depreciation	82	633	(551)		1,963	2,125	(162)
Stock-based compensation	531	888	(357)		2,072	2,023	49
Adjusted EBITDA (non-GAAP)	$(7,529)	$(5,164)	$(2,365)	(45.8)%	$(12,832)	$(22,319)	$9,487	42.5%

Adtalem Global Education:
Net income (GAAP)	$45,869	$347,740	$(301,871)	(86.8)%	$71,114	$304,245	$(233,131)	(76.6)%
Net loss (income) from discontinued operations	2,694	(343,340)	346,034		7,088	(341,337)	348,425
Interest expense	14,457	36,585	(22,128)		47,806	109,907	(62,101)
Other (income) expense, net	(3,980)	327	(4,307)		(3,301)	(2,435)	(866)
Provision for (benefit from) income taxes	389	(8,363)	8,752		5,906	(39,597)	45,503
Operating income (GAAP)	59,429	32,949	26,480		128,613	30,783	97,830
Depreciation and amortization	24,389	38,158	(13,769)		80,554	107,438	(26,884)
Stock-based compensation	2,795	4,673	(1,878)		10,908	12,409	(1,501)
Deferred revenue adjustment	—	—	—		—	8,561	(8,561)
CEO transition costs	—	—	—		—	6,195	(6,195)
Restructuring expense	1,278	10,518	(9,240)		17,706	16,999	707
Business acquisition and integration expense	11,346	5,924	5,422		35,702	41,537	(5,835)
Gain on sale of assets	(13,317)	—	(13,317)		(13,317)	—	(13,317)
Adjusted EBITDA (non-GAAP)	$85,920	$92,222	$(6,302)	(6.8)%	$260,166	$223,922	$36,244	16.2%
Adjusted EBITDA margin (non-GAAP)	23.3%	25.3%			24.0%	21.9%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The interest rate on Adtalem’s Term Loan B is based upon LIBOR for eurocurrency rate loans or an alternative base rate for periods typically ranging from one to three months. As of March 31, 2023, Adtalem had $303.3 million in outstanding borrowings under the Term Loan B with an interest rate of 8.84%. Based upon borrowings of $303.3 million, a 100 basis point increase in short-term interest rates would result in $3.0 million of additional annual interest expense.

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

There have been no other material changes in Adtalem’s market risk exposure during the first nine months of fiscal year 2023. For a discussion of Adtalem’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2023 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the third quarter of fiscal year 2023 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 31, 2023	—	$—	—	$300,000,000
February 1, 2023 - February 28, 2023	410,869	40.64	410,869	283,301,393
March 1, 2023 - March 31, 2023	818,021	37.98	818,021	252,229,901
Total	1,228,890	$38.87	1,228,890	$252,229,901
(1)	See Note 15 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	NA	NA
February 1, 2023 - February 28, 2023	2,652	39.94	NA	NA
March 1, 2023 - March 31, 2023	—	—	NA	NA
Total	2,652	$39.94	NA	NA
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

Adtalem Global Education Inc.

Date: May 2, 2023	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)