Form 10-K
period 2023-06-30
Adtalem Global Education Inc.
filed 2023-08-10
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Registrant’s telephone number; including area code (312) 651-1400

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2022, was $1,579,836,762 based on the closing price of $35.50 per share of Common Stock as reported on the New York Stock Exchange.

As of August 4, 2023, there were 41,543,730 shares of the registrant’s common stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2023.

Adtalem Global Education Inc.

Form 10-K

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Adtalem’s future growth. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Part I, Item 1A. “Risk Factors,” which should be read in conjunction with the forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements are based on information available to us as of the date any such statements are made, and Adtalem assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

PART I

Item 1. Business

Overview

In this Annual Report on Form 10-K, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references. Adtalem was incorporated under the laws of the State of Delaware in August 1987. Adtalem’s executive offices are located at 500 West Monroe Street, Chicago, Illinois, 60661, and the telephone number is (312) 651-1400.

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

Adtalem will continue to strive to achieve superior student outcomes by providing quality education and student services, growing and diversifying into new program areas, and building quality brands and the infrastructure necessary to compete.

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

“Home Office and Other” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 22 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when ACAMS, Becker, OCL, and EduPristine were classified as discontinued operations and assets held for sale. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have classified the ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and those costs are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discontinued operations information.

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

Chamberlain offers an online Master of Public Health (“MPH”) degree program and an online Master of Social Work (“MSW”) degree program, which launched in July 2017 and September 2019, respectively, both of which are offered through its College of Health Professions. Chamberlain also offers a Master of Physician Assistant Studies (“MPAS”) degree program at the Chicago, Illinois campus; the first cohort began classes in September 2022.

Chamberlain provides an educational experience distinguished by a high level of care for students, academic excellence, and integrity delivered through its 23 campuses and online. Chamberlain is committed to graduating health professionals who are empowered to transform healthcare worldwide. Chamberlain had 33,284 students enrolled in the May 2023 session, an increase of 1.2% compared to the prior year.

Chamberlain’s pre-licensure BSN degree is a baccalaureate program offered at its campus locations as well as online in specific states. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to the typical four-year BSN program with summer breaks. Beginning in September 2019, Chamberlain also began offering an evening/weekend BSN option at select campuses. In September 2020, Chamberlain launched its online BSN option which offers a blend of flexibility, interactivity, and experiential learning. The program is available to students living in 29 states (Alabama, Alaska, Colorado, Delaware, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Texas, Utah, Vermont, Virginia, West Virginia, and Wisconsin). Chamberlain pre-licensure BSN students who completed the National Council Licensure Examination (“NCLEX”) had a first-time pass rate of 76% in 2022 and 85% in 2021. The national NCLEX pass rate was 82% for 2022 and 86% for 2021.

Students who already have passed their NCLEX exam and achieved RN designation through a diploma or associate degree can complete their BSN degree online through Chamberlain’s RN-to-BSN completion option in three semesters of full-time study, although most students enroll part-time while they continue working as nurses.

The online MSN degree program offers five non-direct-care specialty tracks: Nurse Educator, Nurse Executive, Nursing Informatics, Population Health, and Healthcare Policy. These programs require 36 credit hours and 144 to 217 practicum hours and are designed to be completed in approximately two years of part-time study. The accelerated MSN program offers an Advanced Generalist and Clinical Nurse Leadership concentration. The Advanced Generalist concentration requires 30 credit hours and 144 practicum hours designed to be completed in as little as nine months of full-time study. The Clinical Nurse Leadership concentration requires 37 credit hours and 432 practicum hours designed to be completed in one year of full-time study. The accelerated RN-to-MSN program offers associate or diploma-prepared RNs an opportunity to earn an MSN versus a BSN with the option of completing the Advanced Generalist concentration requiring 45 credit hours and 144 practicum hours completed in one year of full-time study and the Clinical Nurse Leadership concentration requiring 52 credit hours and 432 practicum hours completed in one and a half years of full-time study.

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

Chamberlain’s College of Health Professions MPH degree program focuses on preparing students to become public health practitioners to work with communities and populations globally to promote healthy communities and to prevent community health problems such as disease, poverty, health access disparities, and violence through interdisciplinary coursework. The program requires 43 credit hours. The MSW degree program aims to develop and empower students to be agents of social change in their communities and throughout the world. The MSW degree program prepares students for generalist or specialized practice and offers three tracks, including Crisis and Response Interventions, Trauma, and Medical Social Work. The program offers both a traditional and advanced standing option. The traditional option requires 60 credit hours, while the advanced standing option requires 36 credit hours and is for students who have completed a baccalaureate degree in social work. The MPAS degree program prepares students for the practice of general medicine as Physician Assistants in collaboration with a licensed physician and healthcare team. The program requires 109 credit hours, including 1,440 of direct patient care and is designed to be completed in two years.

Student Admissions and Admissions Standards

Pre-Licensure BSN Program

The Chamberlain undergraduate pre-licensure admission process comprises two phases: Academic Eligibility and Clinical Clearance. Applicants must complete both to be eligible for admission. Determining Academic Eligibility is the role of the Chamberlain BSN Unified Admission Committee. The committee reviews applicants using a weighted evaluation system that considers several factors which may include previous coursework, grade point average, ACT/SAT scores and Health Education Systems, Inc. (“HESI”) Admission Assessment (A2) scores. All applicants deemed academically eligible by the committee must initiate drug, background, and fingerprint screenings, and clear all screenings within 120 days of the session start date. Applicants who enroll in the original session applied for may be granted full acceptance by signing a self-attestation and disclosure indicating their ability to clear all screenings within 120 days of the session start date. Chamberlain enrolls students in its pre-licensure program at least three times per year, during the January, May, and September sessions and select campuses may offer additional opportunities to start.

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

Founded in 1970 and first accredited by the Higher Learning Commission (“HLC”) in 1990, Walden has a strong legacy of providing innovative and alternative degree programs for adult students. Walden has grown to support more than 100 degree and certificate programs—including programs at the bachelor’s, master’s, education specialist, and doctoral levels—with over 350 specializations and concentrations. As of June 30, 2023, total student enrollment at Walden was

37,582, a decrease of 4.8% compared to June 30, 2022. A primarily graduate institution, Walden has ranked #1 among 380 accredited institutions for awarding research doctorates to African American students and #1 in awarding graduate degrees in multiple disciplines to African American students. Walden has ranked #2 for awarding research doctoral degrees in psychology, public health, and social service professions to Hispanic students.

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

Applicants with degrees and coursework from a non-U.S. institution have their academic record evaluated for comparability to a U.S. degree or coursework by our Global Transcript Evaluation (“GTE”) service offered by Walden or any credential evaluation service that is a member of the National Association of Credential Evaluation Services (“NACES”) or member of Association of International Credential Evaluators (“AICE”).

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

Doctor of Nursing Practice

Walden offers two tracks for DNP. Most of our DNP specializations offer a BSN entry point. The BSN-to-DNP track is ideal for RNs who have earned a BSN degree. The MSN-to-DNP track is ideal for RNs who have earned a MSN degree.

Ph.D. in Nursing

Walden offers three tracks for a Ph.D. in Nursing. The bridge option offers students who hold a DNP degree a shorter path to a Ph.D. in Nursing. The BSN-to-Ph.D. track is ideal for applicants that are a RN and have earned their BSN degree. The MSN-to-Ph.D. track is ideal for applicants that are a RN and have earned their MSN degree.

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

Doctor of Social Work

To be considered for this program, applicants must hold a MSW degree from a CSWE accredited program with a minimum grade point average of 3.0 and have at least three years of full-time and equivalent practice experience beyond the master’s degree. A resume is required to document experience.

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

Medical and Veterinary

Together, AUC, RUSM, and RUSVM, along with the Medical Education Readiness Program (“MERP”) and the Veterinary Preparation Program, had 4,869 students enrolled in the May 2023 semester, an 8.2% decrease compared to the same term last year.

AUC and RUSM

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

Initially, AUC and RUSM students complete a program of concentrated study of medical sciences after which they sit for Step 1 of the USMLE, which assesses whether students understand and can apply scientific concepts that are basic to the practice of medicine. Under AUC and RUSM direction, students then complete the remainder of their program by participating in clinical rotations conducted at over 40 affiliated teaching hospitals or medical centers connected with accredited medical education programs in the U.S., Canada, and the U.K. Towards the end of the clinical training and prior to graduation, AUC and RUSM students take USMLE, Step 2 CK (Clinical Knowledge), which assesses ability to apply medical knowledge, skills, and understanding of clinical science essential for the provision of patient care under supervision and includes emphasis on health promotion and disease prevention. Successfully passing USMLE Step 2 Clinical Skills previously was a requirement for graduation and for certification by the Educational Commission for Foreign Medical Graduates (“ECFMG”) to enter the U.S. residency match. USMLE Step 2 Clinical Skills has been discontinued indefinitely. ECFMG has developed alternative pathways to replace this requirement, for which AUC and RUSM are generally eligible.

Upon successful completion of their medical degree requirements, students apply for a residency position in their area of specialty through the National Residency Matching Program (“NRMP”). This process is also known as “The Match”® and utilizes an algorithm to “match” applicants to programs using the certified rank order lists of the applicants and program directors.

AUC students achieved an 84% and 77% first-time pass rate on the USMLE Step 1 exam in 2021 and 2022, respectively. Of first-time eligible AUC graduates, 96% and 97% attained residency positions in 2022 and 2023, respectively.

RUSM students achieved an 83% and 81% first-time pass rate on the USMLE Step 1 exam in 2021 and 2022, respectively. Of first-time eligible RUSM graduates, 96% and 98% attained residency positions in 2022 and 2023, respectively.

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

RUSVM offers a one-semester Veterinary Preparatory Program (“Vet Prep”) designed to enhance the pre-clinical science knowledge and study skills that are critical to success in veterinary school. The Vet Prep advancement rate for 2021-2022 was 76%, which represents the percent of Vet Prep students in 2020-2021 who started at RUSVM within one year.

In 2020 and 2021, instruction for both the RUSVM and Vet Prep programs was partially offered online in response to the novel coronavirus (“COVID-19”) travel restrictions. All students have returned to full-time instruction in St. Kitts.

Student Admissions and Admissions Standards

AUC, RUSM, and RUSVM employ regional admissions representatives in locations throughout the U.S. and Canada who provide information to students interested in their respective programs. A successful applicant must have completed the required prerequisite courses and, for AUC and RUSM, taken the Medical College Admission Test (“MCAT”), while RUSVM applicants are strongly encouraged but not required to have completed the Graduate Record Exam (“GRE”). Candidates for admission must interview with an admissions representative and all admission decisions are made by the admissions committees of the medical and veterinary schools. AUC allows several entrance examinations for its international students. The MCAT (and other entrance exams) requirement was temporarily waived as permitted by ED due to lack of availability of testing caused by COVID-19 closures, and later resumed for incoming May 2022 students. RUSVM began waiving their GRE requirements for incoming classes starting in January 2021 because of limited testing availability due to COVID-19. RUSVM later revised their policy to highly recommend but not require applicants to submit a GRE score, giving priority in the application review process for those who have taken the GRE.

Discontinued Operations

In accordance with GAAP, the ACAMS, Becker, OCL, and EduPristine entities, which were divested during fiscal year 2022, are classified as “Discontinued Operations.” As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude these entities operations, unless otherwise noted. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations.

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

DeVry University

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) pursuant to the purchase agreement dated December 4, 2017. To support DeVry University’s future success, Adtalem transferred DeVry University with a working capital balance of $8.75 million at the closing date. In addition, Adtalem has agreed to indemnify Cogswell for certain losses including those related to certain pre-closing Defense to Repayment claims. The purchase agreement also includes an earn-out entitling Adtalem to payments of up to $20 million over a ten-year period payable based on DeVry University’s free cash flow. Adtalem received $2.9 million and $4.1 million during fiscal year 2022 and 2023, respectively, related to the earnout.

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

In the pre-licensure nursing market, capacity limitations and restricted new student enrollment are common among traditional four-year educational institutions and community colleges. Chamberlain has 23 campuses located in 15 states. In Fall 2022, according to data obtained from the American Association of Colleges of Nursing (“AACN”), Chamberlain had the largest pre-licensure program in the U.S based on total enrollments.

In post-licensure nursing education, there are more than 700 institutions offering RN-to-BSN programs and more than 600 institutions offering MSN programs. Chamberlain’s RN-to-BSN degree completion option has received three certifications from Quality Matters, an independent global organization leading quality assurance in online teaching and learning environments. Chamberlain has earned the Online Learning Support, Online Teaching Support, and Online Learner Success certifications. Chamberlain’s RN-to-BSN degree completion option, MSN degree program, and DNP degree program are approved in 50 states, the District of Columbia, and the U.S. Virgin Islands. The MSN FNP track is approved in 47 states and the U.S. Virgin Islands, the AGACNP and AGPCNP tracks are approved in 44 states and the U.S. Virgin Islands, and the PMHNP track is approved in 43 states and the U.S. Virgin Islands. The MPH and MSW programs are approved in 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

In Fall 2022, according to AACN data, Chamberlain had the largest DNP, MSN, and FNP programs in the U.S based on total enrollments.

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

Medical and Veterinary

The Government of St. Maarten authorizes AUC to confer the Doctor of Medicine degree. AUC is accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries that do not have a national medical school accreditation body. The U.S. Department of Education National Committee on Foreign Medical Education and Accreditation (“NCFMEA”) has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education (“LCME”). In addition, AUC is authorized to place students in clinical rotations in the majority of U.S. states, including California, Florida, and New York, where robust processes are in place to evaluate and approve an international medical school’s programs. AUC students can join residency training programs in all 50 states. AUC has also been deemed acceptable by the Graduate Medical Council (“GMC”), the accrediting body in the U.K., which allows AUC graduates to apply for residency programs in the U.K.

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

Regulatory Environment

Financial Aid

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. The HEA was last reauthorized by the U.S. Congress in July 2008 and was signed into law in August 2008. In the 118th Congress, a comprehensive HEA reauthorization bill has not been introduced. However, standalone bills impacting Title IV federal financial aid programs have been introduced in both chambers of Congress. Some of these bills could be included in a larger legislative package, which could include the HEA. When the HEA is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

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

●	Federal Pell Grants: These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2022-2023 school year, eligible students could receive Federal Pell Grants ranging from $700 to $6,895.
●	Federal Supplemental Educational Opportunity Grant (“FSEOG”): This is a supplement to the Federal Pell Grant and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement federal funds with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below), or by externally provided scholarship grants.

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

State Financial Aid Programs

Certain states, including Arizona, California, Florida, Illinois, Indiana, Ohio, and Vermont, offer state grants or loan assistance to eligible undergraduate students attending Adtalem institutions.

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

Walden offers a number of different scholarships discounts and other tuition assistance to eligible students. These vary by program and by term but usually consist of any of the following: $500-$1,000 grants per term over three to ten terms; scholarships specific to the company they work for; if they are an alumnus of Walden; or if they are in the military. Walden also offers a Believe & Achieve scholarship that rewards undergraduate and Masters’ students free tuition upon completion of an agreed number of terms, depending on the program, modality of student, and credits earned. These range in value from $1,500-$14,985.

Students at AUC may be eligible for an institutional scholarship, ranging from $5,000 to $80,000 to cover expenses incurred from tuition and fees. Students at RUSM may be eligible for various institutional scholarships, ranging from $3,000 to $100,000, to cover expenses incurred from housing, tuition and fees. Students at RUSVM may be eligible for an institutional scholarship, ranging from $2,000 to $22,683 to cover expenses incurred from tuition and fees.

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

We have summarized the most significant current regulatory requirements applicable to our domestic postsecondary operations. Adtalem has been impacted by these regulations and enforcement efforts and is currently facing multiple related lawsuits arising from the enhanced scrutiny facing the proprietary education sector. For information regarding such pending investigations and litigation, and the potential impact such matters could have on our institutions or on Adtalem, see in this Annual Report on Form 10-K: (1) Note 21 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” (2) the subsection of Item 1A. “Risk Factors” titled

“Risks Related to Adtalem’s Highly Regulated Industry,” and (3) the subsection of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” titled “Regulatory Environment.”

Eligibility and Certification Procedures

The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution participating in the Title IV programs must be certified to participate and is required to periodically renew this certification. Institutions that violate certain ED Title IV regulations, including its financial responsibility and administrative capability regulations, may lose their eligibility to participate in Title IV programs or may only continue participation under provisional certification. Institutions that do not meet financial responsibility requirements are typically required to be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution’s most recent fiscal year). Provisional certification status also carries fewer due process protections than full certification. As a result, ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. ED has published proposed rules to amend the certification procedures. We anticipate the amended rules will be effective on July 1, 2024.

Defense to Repayment Regulations

Under the HEA, ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a Defense to Repayment of a Direct Loan made under the Federal Direct Loan Program. On July 1, 2023, new Defense to Repayment regulations went into effect that include a lower threshold for establishing misrepresentation, provides for no statute of limitation for claims submission, expands reasons to file a claim including aggressive or deceptive recruitment tactics and omission of fact, weakens due processes afforded to institutions, and reinstates provisions for group discharges. ED also included a six-year statute of limitations for recovery from institutions. These changes may increase financial liability and reputational risk.

The “90/10 Rule”

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, Walden, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The American Rescue Plan Act of 2021 (the “Rescue Act”) enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change was subject to negotiated rulemaking, which ended in March 2022. The amended rule applies to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs as calculated under the current regulations (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2022 and 2021. Final data for fiscal year 2023 is not yet available. As institution’s 90/10 compliance must be calculated using the financial results of an entire fiscal year, we are including Walden’s amounts for the full fiscal year 2022 in the table below, including the portion of the year not under Adtalem’s ownership.

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

Standards of Financial Responsibility

An ED defined financial responsibility test is required for continued participation by an institution in Title IV aid programs. For Adtalem’s institutions, this test is calculated at the consolidated Adtalem level. Applying various financial elements from the fiscal year audited financial statements, the test is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible but require additional oversight. These institutions are subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is considered not financially responsible. However, an institution with a score of less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. As a result of the acquisition of Walden, Adtalem expects ED will conclude its consolidated fiscal year 2022 composite score will fall below 1.5. As a result, ED may impose certain additional conditions for continued access to federal funding including heightened cash monitoring and/or an additional letter of credit. Management does not believe such conditions, if any, will have a material adverse effect on Adtalem’s operations.

ED also has proposed rules to amend the financial responsibility regulations. We anticipate any rules will be effective on July 1, 2024.

Administrative Capability

The HEA directs ED to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause ED to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny its eligibility for Title IV programs. ED has proposed rules to amend the administrative capability regulations. We anticipate any amended rules will be effective on July 1, 2024.

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

On December 19, 2016, ED published new rules concerning requirements for institutional eligibility to participate in Title IV programs. These regulations, which would have become effective beginning July 1, 2018, but were delayed until July 1, 2020, were subsequently renegotiated as part of the 2018-2019 Accreditation and Innovation rule-making sessions. The renegotiated rule went into effect on July 1, 2020 and requires an institution offering distance education or correspondence courses to be authorized by each state from which the institution enrolls students, if such authorization is required by the state. If an institution offers postsecondary education through distance education or correspondence courses in a state that participates in a state authorization reciprocity agreement, and the institution offering the program is located in a state where it is also covered by such an agreement, the institution would be considered legally authorized to offer postsecondary distance or correspondence education in the state where courses are offered via distance education, subject to any limitations in that agreement. The regulations also require an institution to document the state processes for resolving complaints from students enrolled in programs offered through distance education or correspondence courses. Lastly, the regulations require that an institution provide certain disclosures to enrolled and prospective students regarding its programs that lead to professional licensure. ED has proposed to amend the rules to require that a program meet state licensure requirements in lieu of the aforementioned disclosures. The earliest any amended rules will be effective is July 1, 2024.

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

According to ED, the three-year cohort default rate for all colleges and universities eligible for federal financial aid was 2.3% for the fiscal year 2019 cohort (the latest available) and 7.3% for the fiscal year 2018 cohort.

Default rates for Chamberlain, Walden, AUC, RUSM, and RUSVM students are as follows:

	Cohort Default Rate
	2019	2018
Chamberlain University	0.5%	2.6%
Walden University	1.1%	4.7%
American University of the Caribbean School of Medicine	0.2%	0.7%
Ross University School of Medicine	0.2%	0.9%
Ross University School of Veterinary Medicine	0.2%	0.4%

Satisfactory Academic Progress

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Change of Ownership or Control

Any material change of ownership or change of control of Adtalem, depending on the type of change, may have significant regulatory consequences for each of our Title IV Institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors, reauthorization by each institutions’ state licensing agencies, and/or providing financial protections. If Adtalem experiences a material change of ownership or change of control, then our Title IV Institutions may cease to be eligible to participate in Title IV programs until recertified by ED. There is no assurance that such recertification would be obtained. After a material change in ownership or change of control, most institutions will participate in Title IV programs on a provisional basis for a period of one to three years.

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

Gainful Employment

Current law states that proprietary institutions and non-degree programs at private non-profit and public institutions must prepare students for gainful employment in a recognized occupation. ED has published proposed rules to define and implement this existing law through what is referred to as the Gainful Employment (“GE”) rules. A prior version of this rule was rescinded on July 1, 2019. ED is proposing to use debt-to-earnings ratios and an earnings threshold in determining whether graduates were gainfully employed. Repeated failure of a program to meet these measures would result in the program losing Title IV eligibility. We anticipate the new rules will be effective on July 1, 2024.

State Approvals and Licensing

Adtalem institutions require authorizations from many state higher education authorities to recruit students, operate schools, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the U.S., each Chamberlain location is approved to grant degrees by the respective state in which it is located. Walden is registered in its home state of Minnesota with the Minnesota Office of Higher Education. Additionally, many states require approval for out-of-state institutions to recruit within their state or offer instruction through online modalities to residents of their states. Adtalem believes its institutions are in compliance with all state requirements as an out-of-state institution. AUC and RUSM clinical programs are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are reported to ED as required.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $31.9 million of surety bonds with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

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

Human Capital

As of June 30, 2023, Adtalem had the following number of employees:

	Full-Time	Visiting	Part-Time
	Staff	Professors	Staff	Total
Chamberlain	1,274	2,587	215	4,076
Walden	1,097	2,342	15	3,454
Medical and Veterinary	750	64	44	858
Home Office	1,247	—	20	1,267
Total	4,368	4,993	294	9,655

Our management believes that Adtalem has good relations with its employees.

We continue to regularly gather feedback from our employees. In the prior year we disclosed results from our summer 2022 engagement survey. We expect to conduct our next engagement survey during fiscal year 2024. We also gather employee feedback through the colleague lifecycle survey we call continuous listening. The lifecycle survey gathers feedback week one (preboarding), at three months (quality of hire), and at six months (onboarding) for regular new hires. We also send out an exit survey to regular colleagues that voluntarily resign. The overall experience results of these surveys are as follows:

	Fiscal Year 2023	Fiscal Year 2022
	Favorability	Favorability
Survey	(top 2 ratings)	(top 2 ratings)
Preboarding (week one)	92%	89%
Quality of hire (3 months)	75%	68%
Onboarding (6 months)	86%	85%
Exit survey	56%	45%

Diversity, Equity, and Inclusion (“DEI”) continue to be core tenets of our culture at Adtalem. During fiscal year 2023, we hired a vice president of DEI and talent management. We continuously measure representation amongst our employee population. As shown in the table below, our total female representation dropped from 75% as of June 30, 2022 to 71% as of June 30, 2023, driven by turnover during fiscal year 2023 being 78% female, while hiring was only 75% female.

As of June 30, 2023 and 2022, our employee diversity was as follows:

	Female		People of Color (U.S. Only)
Level	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
All Levels	71%	75%	37%	36%
Management	70%	71%	34%	31%
Director	67%	68%	24%	23%
Executive	47%	42%	23%	21%
Segment
Chamberlain	80%	87%	38%	36%
Walden	72%	70%	34%	34%
Medical and Veterinary	60%	59%	57%	54%
Home Office	61%	60%	39%	39%

Adtalem offers a comprehensive benefits package including wellness programs for eligible employees. The wellness strategy entitled Live Well takes a holistic approach to wellbeing through four pillars: Physical, Social, Financial and Emotional. Our health benefits remain competitive with generous paid time off, retirement plan, domestic partner benefits, adoption assistance, paid parent leave for both mothers and fathers, among others. We recently launched enhancements to our Employee Assistance Program and our mental health and well-being application, entitled Ginger. Employee participation for certain programs is listed below:

Wellness Pillar	Segment: U.S. Regular Employees	Participation
Financial	Retirement planning (auto enrollment feature for new hire)	92%
Emotional*	Mental health wellbeing - Ginger utilization	18%
Physical	Employees completing annual physicals	84%

*EAP standard utilization is 3-5%

Finally, Adtalem provides additional opportunities for employees to pursue their educational goals through our Education Assistance program. This program offers both tuition discounts and tuition reimbursement at multiple nationally and regionally accredited higher education institutions. We will continue to offer resources to maintain an engaged, healthy, motivated workforce focused on meeting business goals.

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

Item 1A. Risk Factors

Summary of Risk Factors

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:

Risks Related to Adtalem’s Highly Regulated Industry

●	We are subject to regulatory audits, investigations, lawsuits, or other proceedings relating to compliance by the institutions in the Adtalem portfolio with numerous laws and regulations in the U.S. and foreign jurisdictions applicable to the postsecondary education industry.
●	The ongoing regulatory effort aimed at proprietary postsecondary institutions of higher education could be a catalyst for additional legislative or regulatory restrictions, investigations, enforcement actions, and claims.
●	Adverse publicity arising from investigations, claims, or actions brought against us or other proprietary higher education institutions may negatively affect our reputation, business, or stock price, or attract additional investigations, lawsuits, or regulatory action.
●	Government and regulatory agencies and third parties have initiated, and could initiate additional investigations, claims, or actions against us, which could require us to pay monetary damages, halt certain business practices, or receive other sanctions. The defense and resolution of these matters could require us to expend significant resources.
●	The U.S. Department of Education (“ED”) has issued regulations setting forth new standards and procedures related to borrower defenses to repayment of Title IV loan obligations, and ED’s right of recoveries against institutions following a successful borrower defense and institutional financial responsibility. It is possible that a finding or allegation arising from current or future legal proceedings or governmental administrative actions may create significant liability under the proposed regulations.
●	Within Title IV regulations, pending or future lawsuits, investigations, program reviews, and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other securities.
●	We are subject to risks relating to regulatory matters. If we fail to comply with the extensive regulatory requirements for our operations, we could face fines and penalties, including loss of access to federal and state student financial aid for our students, loss of ability to enroll students in a state, and significant civil liability.
●	Government budgetary pressures and changes to laws governing financial aid programs could reduce our student enrollment or delay our receipt of tuition payments.
●	Our ability to comply with some ED regulations is affected by economic forces affecting our students and graduates that are not entirely within our control.
●	ED rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.
●	Regulations governing the eligibility of our U.S. degree-granting institutions to participate in Title IV programs preclude us from compensating any employee or third-party involved in student recruitment, admissions, or the awarding of financial aid based on their success in those areas. These regulations could limit our ability to attract and retain highly-qualified employees, to sustain and grow our business, or to develop or acquire businesses that would not otherwise be subject to such regulations.
●	A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.
●	If ED does not recertify any one of our institutions to continue participating in Title IV programs, students at that institution would lose their access to Title IV program funds. Alternatively, ED could recertify our institutions but require our institutions to accept significant limitations as a condition of their continued participation in Title IV programs.
●	If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by ED, we would lose our ability to participate in Title IV programs.
●	A bankruptcy filing by us or by any of our Title IV Institutions, or a closure of one of our Title IV Institutions, would lead to an immediate loss of eligibility to participate in Title IV programs.
●	Excessive student loan defaults could result in the loss of eligibility to participate in Title IV programs.
●	If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs in that state.

●	Our ability to place our medical schools’ students in hospitals in the U.S. may be limited by efforts of certain state government regulatory bodies, which may limit the growth potential of our medical schools, put our medical schools at a competitive disadvantage to other medical schools, or force our medical schools to substantially reduce their class sizes.
●	Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.
●	We could be subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.
●	A failure of our vendors to comply with applicable regulations in the servicing of our students and institutions could subject us to fines or restrictions on or loss of our ability to participate in Title IV programs.
●	We provide financing programs to assist some of our students in affording our educational offerings. These programs are subject to various federal and state rules and regulations. Failure to comply with these regulations could subject us to fines, penalties, obligations to discharge loans, and other injunctive requirements.
●	Release of confidential information could subject us to civil penalties or cause us to lose our eligibility to participate in Title IV programs.
●	We could be subject to sanctions if we fail to accurately and timely report sponsored students’ tuition, fees, and enrollment to the sponsoring agency.

Risks Related to Adtalem’s Business

●	Outbreaks of communicable infections or diseases, or other public health pandemics in the locations in which we, our students, faculty, and employees live, work, and attend classes, could substantially harm our business.
●	Natural disasters or other extraordinary events or political disruptions may cause us to close some of our schools.
●	Student enrollment at our schools is affected by legislative, regulatory, and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollment effectively.
●	We are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, our revenue may decline.
●	If our graduates are unable to find appropriate employment opportunities or obtain professional licensure or certification, we may not be able to recruit new students.
●	We face heightened competition in the postsecondary education market from both public and private educational institutions.
●	The personal information that we collect may be vulnerable to breach, theft, or loss that could adversely affect our reputation and operations.
●	System disruptions and vulnerability from security risks to our computer network or information systems could severely impact our ability to serve our existing students and attract new students.
●	Our ability to open new campuses, offer new programs, and add capacity is dependent on regulatory approvals and requires financial and human resources.
●	We may not be able to attract, retain, and develop key employees necessary for our operations and the successful execution of our strategic plans.
●	We may not be able to successfully identify, pursue, or integrate acquisitions.
●	Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.
●	Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.
●	We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our debt obligations.

Risks Related to Shareholder Activism

●	We may face risks associated with shareholder activism.

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

ED has proposed new Gainful Employment (“GE”) rules that would condition Title IV eligibility for each program at Adtalem’s institutions on passing debt to earnings ratio thresholds. These ratios would be based on the debt incurred by graduates and their post-graduate earnings. A program would lose eligibility if it failed in any two of three consecutive years that it was measured. Warnings must be issued to students and prospective students if a program may lose eligibility in the following GE year (e.g., if it failed in the first year). Adtalem’s Title IV Institutions could be adversely impacted by the rule.

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

Under the Higher Education Act (“HEA”), ED is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a Defense to Repayment of a Direct Loan made under the Federal Direct Loan Program. On July 1, 2023, new Defense to Repayment regulations went into effect that include a lower threshold for establishing misrepresentation, expands acts which lead to an approved claim, removes a statute of limitation for claims submission, implements a single federal standard regardless of when the loan was first disbursed, and reinstates provisions for group discharges.

ED also included a six-year statute of limitations for recovery from institutions. These changes may increase financial liability and reputational risk.

The outcome of any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits, and/or the outcome of any future governmental inquiry, lawsuit, or enforcement action (including matters described in Note 21 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) could serve as the basis for claims by students or ED under the Defense to Repayment regulations, the posting of substantial letters of credit, or the termination of eligibility of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Within Title IV regulations, pending or future lawsuits, investigations, program reviews, and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other securities.

ED regulations could require Adtalem to post multiple and substantial letters of credit or other securities in connection with, among other things, certain pending and future claims, investigations, and program reviews, regardless of the merits of our actions or available defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures and other investments aimed at growing and diversifying our operations, sustain and fund our operations, and make dividend payments to shareholders. Adtalem’s credit agreement allows Adtalem to post up to $400.0 million in letters of credit. In the event Adtalem is required to post letters of credit in excess of the $400.0 million limit, Adtalem would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required by ED. Adtalem may not be able to obtain the excess letters of credit or security or may only be able to obtain such excess letters of credit or security at significant cost.

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

In the 118th Congress, a comprehensive HEA reauthorization bill has not been introduced. However, standalone bills impacting Title IV federal financial aid programs have been introduced in both chambers of Congress. Some of these bills could be included in a larger legislative package, which could include the HEA. When the HEA is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

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

Our ability to comply with several ED regulations is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain employment, and pay for a portion of their education with private funds. These factors are heavily influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study, and the availability of private financing sources. An economic downturn could impact these factors, which could have a material adverse effect on our business, financial condition, results of operation, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.

ED regulations in effect for federal Stafford loans prohibit any “substantial misrepresentation” by our Title IV Institutions, employees, and agents regarding the nature of the institution’s educational programs, its financial charges, or the employability of its graduates. These regulations may, among other things, subject us to sanctions for statements containing errors made to non-students, including any member of the public, impose liability on us for the conduct of others and expose us to liability even when no actual harm occurs. A “substantial misrepresentation” is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. It is possible that despite our efforts to prevent misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents in advertising and marketing, during the enrollment, admissions and financial aid process, and throughout attendance at any of our Title IV Institutions, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties, including potential Defense to Repayment liabilities, and increased risk of private qui tam actions under the Federal False Claims Act. If ED determines that an institution has engaged in substantial misrepresentation, ED may (1) fine the institution; (2) discharge students’ debt and hold the institution liable for the discharged debt under the HEA and the Defense to Repayment regulations; and/or (3) suspend or terminate an institution’s participation in Title IV programs. Alternatively, ED may impose certain other limitations on the institution’s participation in Title IV programs, which could include the denial of applications for approval of new programs or locations, a requirement to post a substantial letter of credit, or the imposition of one of ED’s heightened cash monitoring processes. Any of the foregoing actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

An educational institution participating in Title IV programs may not pay any commission, bonus, or other incentive payments to any person involved in student recruitment or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. We endeavor to ensure our compliance with these regulations and have numerous controls and procedures in place to do so but cannot be sure that our regulators will not determine that the compensation that we have paid our employees do not violate these regulations. Our limited ability to compensate our employees based on their performance of their job responsibilities could make it more difficult to attract and retain highly-qualified employees. These regulations may also impair our ability to sustain and grow our business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All of our Title IV Institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, periodic renewal of institutional PPAs, periodic program reviews, and ad hoc events which may lead ED to evaluate an institution’s financial responsibility or administrative capability. The administrative capability criteria require, among other things, that our institutions (1) have an adequate number of qualified personnel to administer Title IV programs, (2) have adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, (3) submit all required reports and consolidated financial statements in a timely manner, and

(4) not have significant problems that affect the institution’s ability to administer Title IV programs. If ED determines, in its judgment, that one of our Title IV Institutions has failed to demonstrate either financial responsibility or administrative capability, we could be subject to additional conditions to participating, including, among other things, a requirement to post a letter of credit, suspension or termination of our eligibility to participate in Title IV programs, or repayment of funds received under Title IV programs, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. ED has considerable discretion under the regulations to impose the foregoing sanctions and, in some cases, such sanctions could be imposed without advance notice or any prior right of review or appeal. Adtalem expects its consolidated fiscal year 2022 composite score to fall below 1.5 at its next financial responsibility test. If Adtalem becomes unable to meet requisite financial responsibility standards within the regulations, management believes it will be able to otherwise demonstrate its ability to continue to provide educational services; however, our institutions could still be subject to heightened cash monitoring and/or be required to post a letter of credit to continue to participate in federal and state financial assistance programs. ED has proposed changes to the financial responsibility and administrative capability rules. The earliest any amended rules will be effective is July 1, 2024.

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

Chamberlain was most recently recertified and issued an unrestricted PPA in September 2020, with an expiration date of March 31, 2024. Walden was issued a Temporary Provisional PPA (“TPPPA”) in connection with their acquisition by Adtalem on September 17, 2021. During the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, ED provisionally recertified AUC, RUSM, and RUSVM’s Title IV PPAs with expiration dates of December 31, 2022, March 31, 2023, and June 30, 2023, respectively. The lengthy PPA recertification process is such that ED allows unhampered continued access to Title IV funding after PPA expiration, so long as materially complete applications are submitted at least 90 days in advance of expiration. Complete applications for PPA recertification have been timely submitted to ED. The provisional nature of the agreements for AUC, RUSM, and RUSVM stemmed from increased and/or repeated Title IV compliance audit findings. Walden’s TPPPA included financial requirements, which were in place prior to acquisition, such as a letter of credit, heightened cash monitoring, and additional reporting. No similar requirements were imposed on AUC, RUSM, or RUSVM. While corrective actions have been taken to resolve past compliance matters and eliminate the incidence of repetition, if AUC, RUSM, or RUSVM fail to maintain administrative capability as defined by ED while under provisional status or otherwise fail to comply with ED requirements, the institution(s) could lose eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows. ED has proposed changes to the certification rules. The earliest any amended rules will be effective is July 1, 2024.

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

Any material change of ownership or change of control of Adtalem, depending on the type of change, may have significant regulatory consequences for each of our Title IV Institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors, reauthorization by each institutions’ state licensing agencies, and/or providing financial protections. If Adtalem experiences a material change of ownership or change of control, then our Title IV Institutions may cease to be eligible to participate in Title IV programs until recertified by ED. The continuing participation of each of our Title IV Institutions in Title IV programs is critical to our business. Any disruption in an institution’s eligibility to participate in Title IV programs would materially and adversely impact our business, financial condition, results of operations, and cash flow.

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

As of June 30, 2023, a substantial portion of our outstanding capital stock is owned by a small group of institutional shareholders. We cannot prevent a material change of ownership or change of control that could arise from a transfer of voting stock by any combination of those shareholders.

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

Excessive student loan defaults could result in the loss of eligibility to participate in Title IV programs.

Our Title IV Institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If any of our Title IV Institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. The latest three-year default rates are for the federal fiscal year 2019 cohort entering repayment. Default rates for the fiscal year 2019 cohort for Chamberlain, Walden, AUC, RUSM, and RUSVM are 0.5%, 1.1%, 0.2%, 0.2%, and 0.2%, respectively.

Our Title IV Institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenue derived from those programs were too high.

Our Title IV Institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90% (the “90/10 Rule”). Further, if an institution exceeds the 90% threshold for any single fiscal year, ED could place that institution on provisional certification status for the institution’s following two fiscal years. In October 2022, ED published new 90/10 rules effective for fiscal years beginning on or after January 1, 2023. The most significant change is the inclusion of all federal funds in the numerator, not just Title IV funds. If any of our Title IV Institutions lose eligibility to participate in Title IV programs because they are unable to comply with ED’s 90/10 Rule, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our failure to comply with ED’s credit hour rule could result in sanctions and other liability.

In 2009 and 2010, ED’s Office of Inspector General criticized three accreditors, including the Higher Learning Commission (“HLC”), which is the accreditor for Chamberlain and Walden, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010, the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The 2010 Program Integrity Regulations defined the term “credit hour” for the first time and required accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by ED could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If ED determines that an institution is out of compliance with the credit hour definition, ED could impose liabilities or other sanctions, which could have a material adverse effect on our business, financial conditions, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

We contract with unaffiliated entities for student software systems and services related to the administration of portions of our Title IV and financing programs. Because each of our institutions may be jointly and severally liable for the actions of third-party servicers and vendors, failure of such servicers to comply with applicable regulations could have a material adverse effect on our institutions, including fines and the loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenue, and results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. If any of our third-party servicers discontinues providing such services to us, we may not be able to replace such third-party servicer in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with collection, lending, and Title IV requirements, which could have a material adverse effect on our enrollment, revenue, and results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Risks Related to Adtalem’s Business

Outbreaks of communicable infections or diseases, or other public health pandemics in the locations in which we, our students, faculty, and employees live, work, and attend classes, could substantially harm our business.

Disease outbreaks and other public health conditions in the locations in which we, our students, faculty, and employees live, work, and attend classes could have a significant negative impact on our revenue, profitability, and business. If our business experiences prolonged occurrences of adverse public health conditions and the reinstatement of stay-at-home orders, we believe it could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We will continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students and employees. If our business results and financial condition were materially and adversely impacted, then assets such as accounts receivable, property and equipment, operating lease assets, intangible assets and goodwill could be impaired, requiring a possible write-off. As of June 30, 2023, intangible assets from business combinations totaled $812.3 million and goodwill totaled $961.3 million.

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

As part of our strategy, we are actively considering acquisition opportunities primarily in the U.S. We have acquired and expect to acquire additional education institutions or education related businesses that complement our strategic direction. Any acquisition involves significant risks and uncertainties, including, but not limited to:

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

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations, and changes in forecasts or market expectations related to future results. If our market capitalization were to remain below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of our reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. As of June 30, 2023, intangible assets from business combinations totaled $812.3 million and goodwill totaled $961.3 million. Together, these assets equaled 63% of total assets as of such date. If our business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring a possible write-off of up to $812.3 million of intangible assets and up to $961.3 million of goodwill.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.

Our Board authorized a share repurchase program pursuant to which we may repurchase up to $300.0 million of our common stock through February 25, 2025. As of June 30, 2023, $172.7 million of authorized share repurchases were remaining under this share repurchase program. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.

We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our debt obligations.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory, and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. In addition, because we conduct a significant portion of our operations through our subsidiaries, repayment of our indebtedness is also dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment, or otherwise. Our subsidiaries are distinct legal entities and other than the guarantors on our indebtedness, they do not have any obligation to pay amounts due on the Notes or to make funds available for that purpose or for other obligations. Pursuant to applicable state limited liability company laws and other laws and regulations, our non-guarantor subsidiaries may not be able to, or may not be permitted to, make distributions to us in order to enable us to make payments in respect of the Notes (as defined in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) and our Term Loan B (as defined in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). In the event that we do not receive distributions from our non-guarantor subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

In addition, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Revolver (as defined in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

Risks Related to Shareholder Activism

We may face risks associated with shareholder activism.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Adtalem’s leased facilities are occupied under leases whose remaining terms range from 1 to 12 years. Some of our leases contain provisions giving Adtalem the right to terminate early or renew its lease for additional periods at various rental rates, although generally at rates higher than are currently being paid. Adtalem’s owned facilities total approximately 883,000 square feet worldwide. No facility that is owned by Adtalem is subject to a mortgage or other indebtedness.

Adtalem is leasing space to DeVry University at one facility owned by Adtalem. Adtalem is subleasing space, in full or in part, at an additional seven facilities, of which five are subleased to DeVry University and/or Carrington College (a business formerly owned by Adtalem). Adtalem remains the primary lessee on the seven underlying leases. These lease and sublease agreements were entered into at comparable market rates and the terms range from one to three years.

Chamberlain

Chamberlain’s home office is located in Chicago, Illinois. Chamberlain currently operates 23 campuses in various U.S. locations, of which 3 are in Adtalem owned locations and 20 in leased facilities. Chamberlain’s total portfolio of academic and administrative operations comprise approximately 1.0 million square feet.

Walden

Walden’s home office is located in a leased facility in Columbia, Maryland utilizing approximately 34,000 square feet of office space. In addition, Walden has office space in Minneapolis, Minnesota utilizing approximately 10,000 square feet.

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

RUSM

RUSM’s campus is located in Barbados and is comprised of approximately 490,000 square feet of leased facilities. Educational facilities include 120,000 square feet of classrooms, labs for anatomy and radiology imaging, simulation, physiology and pathology, exam rooms, private and group study, and faculty and administrative space. A residential village includes 7,000 square feet of administrative student services space surrounded by shopping and recreational facilities and over 400 multi-bedroom student units totaling 367,000 square feet. The RUSM campus is also supported by administrative staff located in office space in Miramar, Florida.

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

Home Office

Adtalem’s home office staff is located in a leased facility in Chicago, Illinois utilizing approximately 57,000 square feet of office space.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 21 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows, along with each executive officer’s position, age, and business experience as of the date of this filing:

Name and Current Position	Age	Business Experience
Stephen W. Beard President and Chief Executive Officer	52

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

Douglas G. Beck Senior Vice President, General Counsel, Corporate Secretary and Institutional Support Services	56

Mr. Beck joined Adtalem in June 2021 as Senior Vice President, General Counsel and Corporate Secretary. In January 2023, Mr. Beck assumed responsibilities for our institutional support services. Prior to joining Adtalem, Mr. Beck held a variety of leadership roles at Hub Group from 2011 through 2021 and was most recently Executive Vice President, General Counsel and Secretary. Previously, Mr. Beck served in a legal capacity in a number of other companies across a variety of industries including Alberto Culver, Navistar, and Allegiance Healthcare.

Michael Betz President, Walden University	50

Mr. Betz joined Adtalem in May 2022 as President of Walden University. Prior to joining Adtalem, Mr. Betz served in a variety of leadership roles at McKinsey & Co. from 2017 through 2022 where he most recently served as partner and was a leader in McKinsey’s higher education and growth transformation practices.

Dr. Karen Cox President, Chamberlain University	63

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

John Danaher President, Medical and Veterinary	64

Mr. Danaher joined Adtalem in August 2021 as President, Medical and Veterinary. Prior to joining Adtalem, Mr. Danaher served as President, Global Clinical Solutions at Elsevier from 2017 through 2021. Prior to that role, Mr. Danaher was President, Education from 2013 through 2017.

Manjunath Gangadharan Vice President, Chief Accounting Officer	41

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

Name and Current Position	Age	Business Experience
Maurice Herrera Senior Vice President, Chief Marketing Officer	53

Mr. Herrera joined Adtalem in October 2021 as Senior Vice President, Chief Marketing Officer. Prior to joining Adtalem, Mr. Herrera served as Senior Vice President, Americas Chief Marketing Officer at Avis Budget from 2018 through 2021. Previously, Mr. Herrera served as Senior Vice President, Head of Marketing at Weight Watchers from 2014 through 2018.

Cheryl James Senior Vice President, Chief Human Resources Officer	60

Ms. James joined Adtalem in February 2022 as Senior Vice President, Chief Human Resources Officer. Prior to joining Adtalem, Ms. James served as Chief Human Resources Officer at Hillrom from 2020 through 2022. Prior to that role, Ms. James was VP, HR, Global Surgical Solutions, APAC & Corporate Functions from 2019 through 2020 and VP, HR, International & Corporate Functions from 2015 through 2019.

Robert J. Phelan Senior Vice President, Chief Financial Officer	58

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

Blake Simpson Senior Vice President, Chief Communications Officer and Corporate Affairs Officer	48

Ms. Simpson joined Adtalem in December 2022 as Senior Vice President, Chief Communications Officer and Corporate Affairs Officer. Prior to joining Adtalem, Ms. Simpson served as Senior Vice President, Global Communications, Impact, Events, Access, Creative at Under Armour, Inc. from 2020 through 2022. Previously, Ms. Simpson served as Vice President of Public Affairs and Communications at CKE Restaurants, Inc. from 2018 through 2022 and as Director Corporate Communications at Gap Inc. from 2015 through 2018.

Steven Tom Senior Vice President, Chief Customer Officer	42

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

Name and Current Position	Age	Business Experience
Evan Trent Senior Vice President, Chief Strategy and Transformation Officer	44

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Adtalem’s common stock is listed on the New York Stock Exchange and Chicago Stock Exchange under the symbol “ATGE.” The stock transfer agent and registrar for Adtalem’s common stock is Computershare Investor Services, LLC.

Security Holders

There were 217 current holders of record of Adtalem’s common stock as of August 4, 2023. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, Adtalem’s 401(k) Retirement Plan, and its Colleague Stock Purchase Plan.

Dividends

Adtalem did not pay any dividends in fiscal year 2022 or 2023. Adtalem does not expect to pay any cash dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Adtalem Board of Directors (the “Board”) and will be dependent on projections of future earnings, cash flow, financial requirements of Adtalem, and other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following information describes Adtalem’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2023, which includes the market price of the shares, commissions, and excise tax.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 - April 30, 2023	629,432	$39.75	629,432	$227,212,317
May 1, 2023 - May 31, 2023	638,097	42.20	638,097	200,282,566
June 1, 2023 - June 30, 2023	710,617	38.75	710,617	172,746,398
Total	1,978,146	$40.18	1,978,146	$172,746,398
(1)	See Note 16 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	438	$37.91	NA	NA
May 1, 2023 - May 31, 2023	6,153	41.97	NA	NA
June 1, 2023 - June 30, 2023	2,686	38.56	NA	NA
Total	9,277	$40.79	NA	NA
(1)	Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

Performance Graph

The following graph compares the cumulative total returns of Adtalem’s common stock, the NYSE Composite Index (U.S. Companies), and a Peer Group (as defined below) for the period from June 30, 2018 through June 30, 2023, assuming an investment of $100 in each on June 30, 2018 and also assumes the reinvestment of dividends. Additionally, the Peer Group is weighted by the market capitalization of each component company. The stock price performance on the following graph is not necessarily indicative of future stock performance. The following graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any of our filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the data of this Form 10-K and irrespective of any general incorporation language in any such filing.

Comparison of Five-Year Cumulative Total Return

Among Adtalem Global Education Inc., NYSE Composite Index, and a Peer Group

	June 30,
	2018	2019	2020	2021	2022	2023
Adtalem Global Education Inc.	100	94	65	74	75	71
NYSE Composite Index (U.S. Companies)	100	107	100	143	128	144
Peer Group (1)	100	113	82	85	90	94

Source data: Zacks Investment Research

(1) The self-determined “Peer Group” consists of the following companies selected on the basis of similarity in nature of their businesses: American Public Education, Inc. (APEI), Graham Holdings Company (GHC), Grand Canyon Education, Inc. (LOPE), Laureate Education, Inc. (LAUR), Perdoceo Education Corporation (formerly known as Career Education Corporation) (PRDO), and Strategic Education, Inc. (formerly known as Strayer Education, Inc.) (STRA).

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

“Home Office and Other” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 22 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine were classified as discontinued operations and assets held for sale. In accordance with GAAP, we have classified the ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. On March 10, 2022, we completed the sale of ACAMS, Becker, and OCL and on June 17, 2022, we completed the sale of EduPristine. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and those costs are classified as expense within discontinued operations. See Note 4 “Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discontinued operations information.

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

Revision to Previously Issued Financial Statements

During the third quarter of fiscal year 2023, Adtalem identified an error in its revenue recognition related to certain scholarship programs within its Medical and Veterinary segment. Certain scholarships and discounts offered within that segment provide students a discount on future tuition that constitute a material right under Accounting Standards

Codification (“ASC”) 606 “Revenue from Contracts with Customers” that should be accounted for as a separate performance obligation within a contract. Adtalem assessed the materiality of this error individually and in the aggregate with other previously identified errors to prior periods’ Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections.” Adtalem concluded that the errors were not material to prior periods and therefore, amendments of previously filed reports are not required. However, Adtalem determined it was appropriate to revise its previously issued financial statements. Treating the discount on future tuition as a material right results in the deferral of revenue for a portion of tuition to future periods. In accordance with ASC 250, Adtalem corrected prior periods presented herein by revising the financial statement line item amounts previously disclosed in SEC filings in order to achieve comparability in the Consolidated Financial Statements. In connection with this revision, Adtalem also corrected other immaterial errors in the prior periods, including certain errors that had previously been adjusted for as out of period corrections in the period identified. See Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

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

Fiscal Year 2023 Highlights

Financial and operational highlights for fiscal year 2023 include:

●	Adtalem revenue increased $69.0 million, or 5.0%, to $1,450.9 million in fiscal year 2023 compared to the prior year. Excluding the timing of the Walden acquisition in the prior year, Adtalem revenue grew $4.8 million, or 0.3%, in fiscal year 2023 compared to the prior year driven by increased revenue at Chamberlain and Medical and Veterinary partially offset by a revenue decline at Walden.
●	Net income of $93.4 million ($2.05 diluted earnings per share) decreased $217.6 million ($4.38 diluted earnings per share) in fiscal year 2023 compared to net income of $311.0 million in the prior year. This decrease was primarily due to the gain on disposal of the Financial Services segment in the prior year, partially offset by decreased interest expense and business acquisition and integration expense in the current year compared to the prior year, and a gain on sale of assets in the current year. Adjusted net income of $192.2 million ($4.21 diluted adjusted earnings per share) increased $40.2 million ($1.10 diluted adjusted earnings per share), or 26.4%, in fiscal year 2023 compared to the prior year. This increase was due to the timing of the Walden acquisition in the prior year, increased adjusted operating income at Chamberlain, and decreased interest expense in fiscal year 2023 compared to the prior year.
●	For fiscal year 2023, average total student enrollment at Chamberlain decreased 0.6% compared to the prior year. For the May 2023 session, total student enrollment at Chamberlain increased 1.2% compared to the same session last year.
●	For fiscal year 2023, average total student enrollment at Walden decreased 7.5% compared to the prior year. As of June 30, 2023, total student enrollment at Walden decreased 4.8% compared to June 30, 2022.
●	For fiscal year 2023, average total student enrollment at the medical and veterinary schools decreased 1.0% compared to the prior year. For the May 2023 semester, total student enrollment at the medical and veterinary schools decreased 8.2% compared to the same semester last year.
●	On September 22, 2022 and November 22, 2022, we made prepayments of $100.0 million and $50.0 million, respectively, on our Term Loan B debt.

●	On March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock. The ASR agreement ended on October 14, 2022. Based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, Adtalem owed the counter party 332,212 shares of common stock. We elected to settle the contract in cash instead of delivering shares by making a cash payment of $13.2 million on November 2, 2022.
●	Adtalem repurchased a total of 3,207,036 shares of Adtalem’s common stock under its share repurchase program at an average cost of $39.68 per share during fiscal year 2023. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

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

Management believes that enrollments were negatively impacted at Chamberlain and Walden, and to a lesser extent at Medical and Veterinary, by disruptions in the nursing and healthcare markets caused by COVID-19. The amount of revenue, operating income, and earnings per share losses in fiscal year 2023 and 2022 driven by this disruption are not quantifiable. While the COVID-19 public health emergency has ended, management believes that the stress caused by COVID-19 on healthcare professionals still affects decisions on pursuing healthcare professions and furthering education and may negatively affect enrollment in our healthcare programs. In fiscal year 2022, we experienced higher variable expenses associated with bringing students back to campus and providing a safe environment in the context of COVID-19 as in-person instruction returned at Chamberlain and the medical and veterinary schools.

Although COVID-19 has had a negative effect on the operating results of all five reporting units that contain goodwill and indefinite-lived intangible assets as of June 30, 2023, none of the effects are considered significant enough to create an impairment triggering event during fiscal year 2023. In addition, our annual impairment assessment performed as of May 31, 2023 did not identify any impairments.

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue:

	Year Ended June 30,
	2023	2022	2021
Revenue	100.0%	100.0%	100.0%
Cost of educational services	44.7%	47.7%	50.9%
Student services and administrative expense	40.4%	41.0%	32.5%
Restructuring expense	1.3%	1.9%	0.8%
Business acquisition and integration expense	2.9%	3.8%	3.5%
Gain on sale of assets	(0.9)%	0.0%	0.0%
Total operating cost and expense	88.4%	94.4%	87.7%
Operating income	11.6%	5.6%	12.3%
Interest expense	(4.3)%	(9.4)%	(4.6)%
Other income, net	0.5%	0.1%	0.7%
Income (loss) from continuing operations before income taxes	7.7%	(3.7)%	8.4%
(Provision for) benefit from income taxes	(0.7)%	1.1%	(1.4)%
Income (loss) from continuing operations	7.0%	(2.6)%	7.1%
(Loss) income from discontinued operations, net of tax	(0.6)%	25.1%	0.7%
Net income	6.4%	22.5%	7.7%
Net loss attributable to redeemable noncontrolling interest from discontinued operations	0.0%	0.0%	0.0%
Net income attributable to Adtalem	6.4%	22.5%	7.8%

Fiscal Year Ended June 30, 2023 vs. Fiscal Year Ended June 30, 2022

Revenue

The following table presents revenue by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022	$557,536	$485,393	$338,913	$1,381,842
Organic growth (decline)	13,498	(15,818)	7,154	4,834
Effect of acquisitions	—	64,150	—	64,150
Fiscal year 2023	$571,034	$533,725	$346,067	$1,450,826

Fiscal year 2023 % change:
Organic growth (decline)	2.4%	(3.3)%	2.1%	0.3%
Effect of acquisitions	—	13.2%	—	4.6%
Fiscal year 2023 % change	2.4%	10.0%	2.1%	5.0%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2023
Session	July 2022	Sept. 2022	Nov. 2022	Jan. 2023	Mar. 2023	May 2023
Total students	31,371	33,153	33,390	34,760	34,847	33,284
% change from prior year	(4.1)%	(4.0)%	(0.8)%	1.8%	2.0%	1.2%

	Fiscal Year 2022
Session	July 2021	Sept. 2021	Nov. 2021	Jan. 2022	Mar. 2022	May 2022
Total students	32,729	34,539	33,648	34,141	34,158	32,891
% change from prior year	1.6%	(2.8)%	(2.1)%	(4.5)%	(4.3)%	(5.8)%

Chamberlain revenue increased 2.4%, or $13.5 million, to $571.0 million in fiscal year 2023 compared to the prior year, driven by an increase in fee revenue along with lower scholarships and discounts. Enrollment has begun to recover in several graduate and doctoral programs and the undergraduate Bachelor of Science-Nursing (“BSN”) programs. These improvements have been partially offset by a decrease in total student enrollment in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program. Management believes this decrease and the slow recovery in enrollment may partially be driven by prolonged stress on healthcare professionals. While the COVID-19 public health emergency has ended, management believes that the stress caused by COVID-19 on healthcare professionals still affects decisions on pursuing healthcare professions and furthering education and may have negatively affected enrollment in our healthcare programs in fiscal year 2023. Chamberlain’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions impacting the current global macroeconomic environment.

Chamberlain currently operates 23 campuses in 15 states, including Chamberlain’s newest campus in Irwindale, California, which began instruction in May 2021.

Tuition Rates:

Tuition for the BSN onsite and online degree program ranges from $675 to $753 per credit hour. Tuition for the RN-to-BSN online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $675 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $690 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $800 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. Tuition for the onsite Master of Physician Assistant Studies (“MPAS”) is $8,000 per session. Some of these tuition rates increased by 3% to 4% from the prior year. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the Chamberlain academic catalog.

Walden

Walden Student Enrollment:

	Fiscal Year 2023
	September 30,	December 31,	March 31,	June 30,
Period	2022	2022	2023	2023
Total students	40,772	37,956	39,427	37,582
% change from prior year	(9.2)%	(7.8)%	(7.9)%	(4.8)%

	Fiscal Year 2022
	September 30,	December 31,	March 31,	June 30,
Period	2021	2021	2022	2022
Total students	44,886	41,158	42,788	39,470

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 10.0%, or $48.3 million, to $533.7 million in fiscal year 2023 compared to the prior year. Excluding the timing of the Walden acquisition in the prior year, Walden revenue decreased 3.3%, or $15.8 million. In fiscal year 2022, $8.6 million was excluded from revenue due to an adjustment required for purchase accounting to record Walden’s deferred revenue at fair value. Fiscal year 2023 did not require a similar adjustment. Excluding the timing of the Walden acquisition in the prior year and the $8.6 million deferred revenue adjustment, revenue decreased 4.9%, or $24.4 million in fiscal year 2023 compared to the prior year. Management believes that the decrease in total enrollment compared to the prior year, which is resulting in the lower revenue, may be driven by prolonged stress on healthcare professionals. While the COVID-19 public health emergency has ended, management believes that the stress caused by COVID-19 on healthcare professionals still affects decisions on pursuing healthcare professions and furthering education and may have negatively affected enrollment in our healthcare programs in fiscal year 2023. Walden’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions impacting the current global macroeconomic environment.

Tuition Rates:

On a per credit hour basis, tuition for Walden programs range from $130 per credit hour to $1,060 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $333 per credit hour. Other programs such as those with a subscription-based learning modality or those billed on a subscription period or term basis range from $1,500 to $7,180 per term. Students are charged a technology fee that ranges from $50 to $230 per term as well as a clinical fee of $150 per course for specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, which are charged at a range of $1,000 to $2,550 per event. In most cases, these tuition rates, event charges, and fees represent increases of approximately 3.0% to 6.6% from the prior year. These tuition rates, event charges, and fees do not include the cost of books or personal technology, supplies, transportation, or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2023
Semester	Sept. 2022	Jan. 2023	May 2023
Total students	5,634	5,312	4,869
% change from prior year	3.4%	1.6%	(8.2)%

	Fiscal Year 2022
Semester	Sept. 2021	Jan. 2022	May 2022
Total students	5,449	5,228	5,304
% change from prior year	(6.9)%	(1.2)%	3.5%

Medical and Veterinary revenue increased 2.1%, or $7.2 million, to $346.1 million in fiscal year 2023 compared to the prior year, driven by tuition rate increases at all three institutions in this segment, partially offset by an average total student enrollment decline of 1.0% compared to the prior year and the higher use of scholarships to attract and retain students at AUC and RUSM. Medical and Veterinary’s revenue and our ability to provide educational services are not materially exposed to the economic impact from the volatile supply chain disruptions impacting the current global macroeconomic environment.

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

Cost of Educational Services

The largest component of cost of educational services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and the provision for bad debts. We have not experienced significant inflationary pressures on wages or other costs of delivering our educational services; however, should inflation persist in the overall economy, cost increases could affect our results of operations in the future. The following table presents cost of educational services by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2022	$254,768	$202,680	$202,328	$659,776
Cost decrease	(6,041)	(26,066)	(2,194)	(34,301)
Effect of acquisitions	—	23,011	—	23,011
Fiscal year 2023	$248,727	$199,625	$200,134	$648,486

Fiscal year 2023 % change:
Cost decrease	(2.4)%	(12.9)%	(1.1)%	(5.2)%
Effect of acquisitions	—	11.4%	—	3.5%
Fiscal year 2023 % change	(2.4)%	(1.5)%	(1.1)%	(1.7)%

Cost of educational services decreased 1.7%, or $11.3 million, to $648.5 million in fiscal year 2023 compared to the prior year. Excluding the timing of the Walden acquisition in the prior year, cost of educational services decreased 5.2%, or $34.3 million, in fiscal year 2023 compared to the prior year. This cost decrease was primarily driven by cost reduction efforts across all institutions and the effect of workforce reductions which occurred in the prior year.

As a percentage of revenue, cost of educational services was 44.7% in fiscal year 2023 compared to 47.7% in the prior year. The decrease in the percentage was primarily the result of cost reduction efforts and the influence of Walden’s higher gross margins, which impacted the full fiscal year 2023 compared to only a portion of fiscal year 2022. Walden’s fully online operating model results in lower comparable cost of educational services.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization expense of finite-lived intangible assets related to business acquisitions. We have not experienced significant inflationary pressures on wages or other costs of providing services to our students and educational institutions; however, should inflation persist in the overall economy, cost increases could affect our results of operations in the future. The following table presents student services and administrative expense by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022	$175,516	$283,967	$67,436	$39,575	$566,494
Cost increase (decrease)	11,289	9,890	11,162	(7,748)	24,593
Effect of acquisitions	—	27,152	—	—	27,152
Intangible amortization expense	—	(36,035)	—	—	(36,035)
Litigation reserve	—	10,000	—	—	10,000
CEO transition costs	—	—	—	(6,195)	(6,195)
Fiscal year 2023	$186,805	$294,974	$78,598	$25,632	$586,009

Fiscal year 2023 % change:
Cost increase	6.4%	3.5%	16.6%	NM	4.3%
Effect of acquisitions	—	9.6%	—	NM	4.8%
Effect of intangible amortization expense	—	(12.7)%	—	NM	(6.4)%
Effect of litigation reserve	—	3.5%	—	NM	1.8%
Effect of CEO transition costs	—	—	—	NM	(1.1)%
Fiscal year 2023 % change	6.4%	3.9%	16.6%	NM	3.4%

Student services and administrative expense increased 3.4%, or $19.5 million, to $586.0 million in fiscal year 2023 compared to the prior year. Excluding the timing of the Walden acquisition in the prior year, intangible amortization expense, litigation reserve, and CEO transition costs, student services and administrative expense increased 4.3%, or $24.6 million, in fiscal year 2023 compared to the prior year. This cost increase was primarily driven by an increase in marketing expense, partially offset by cost reduction at home office.

As a percentage of revenue, student services and administrative expense was 40.4% in fiscal year 2023 compared to 41.0% in the prior year. The decrease in the percentage was primarily the result of a decrease in intangible amortization expense in fiscal year 2023 and a decrease in CEO transition costs incurred in fiscal year 2022, partially offset by the litigation reserve in fiscal year 2023.

Restructuring Expense

Restructuring expense in fiscal year 2023 was $18.8 million compared to $25.6 million in the prior year. The decrease in restructuring expense in fiscal year 2023 compared to the prior year was primarily driven by a reduction in severance charges related to workforce reductions. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on restructuring charges.

We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Business Acquisition and Integration Expense

Business acquisition and integration expense in fiscal year 2023 was $42.7 million compared to $53.2 million in the prior year. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. In addition, during fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business acquisition and integration costs in the Consolidated Statements of Income. We expect to incur additional integration costs in fiscal year 2024.

Gain on Sale of Assets

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”) for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and held a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. DePaul College Prep had an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes at the time of closing. Adtalem continued to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheets. On February 23, 2023, DePaul College Prep paid the mortgage in full. Upon receiving full repayment of the mortgage, Adtalem no longer is involved in the financing of the sale and therefore derecognized the note receivable, the financing payable, and the assets associated with the campus facility, which resulted in recognizing a gain on sale of assets of $13.3 million in fiscal year 2023. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 22 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Operating Income

The following table presents operating income by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2022	$124,414	$(5,306)	$59,357	$(101,719)	$76,746
Organic change	8,251	(8,206)	(1,812)	7,747	5,980
Effect of acquisitions	—	13,988	—	—	13,988
Deferred revenue adjustment change	—	8,561	—	—	8,561
CEO transition costs change	—	—	—	6,195	6,195
Restructuring expense change	2,020	808	2,104	1,879	6,811
Business acquisition and integration expense change	—	—	—	10,537	10,537
Intangible amortization expense change	—	36,035	—	—	36,035
Litigation reserve change	—	(10,000)	—	—	(10,000)
Gain on sale of assets change	—	—	—	13,317	13,317
Fiscal year 2023	$134,685	$35,880	$59,649	$(62,044)	$168,170

The following table presents a reconciliation of operating income (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2023	2022	$	%
Chamberlain:
Operating income (GAAP)	$134,685	$124,414	$10,271	8.3%
Restructuring expense	818	2,838	(2,020)
Adjusted operating income (non-GAAP)	$135,503	$127,252	$8,251	6.5%
Operating margin (GAAP)	23.6%	22.3%
Operating margin (non-GAAP)	23.7%	22.8%

Walden:
Operating income (loss) (GAAP)	$35,880	$(5,306)	$41,186	NM
Deferred revenue adjustment	—	8,561	(8,561)
Restructuring expense	3,245	4,053	(808)
Intangible amortization expense	61,239	97,274	(36,035)
Litigation reserve	10,000	—	10,000
Adjusted operating income (non-GAAP)	$110,364	$104,582	$5,782	5.5%
Operating margin (GAAP)	6.7%	(1.1)%
Operating margin (non-GAAP)	20.7%	21.5%

Medical and Veterinary:
Operating income (GAAP)	$59,649	$59,357	$292	0.5%
Restructuring expense	7,687	9,791	(2,104)
Adjusted operating income (non-GAAP)	$67,336	$69,148	$(1,812)	(2.6)%
Operating margin (GAAP)	17.2%	17.5%
Operating margin (non-GAAP)	19.5%	20.4%

Home Office and Other:
Operating loss (GAAP)	$(62,044)	$(101,719)	$39,675	39.0%
CEO transition costs	—	6,195	(6,195)
Restructuring expense	7,067	8,946	(1,879)
Business acquisition and integration expense	42,661	53,198	(10,537)
Gain on sale of assets	(13,317)	—	(13,317)
Adjusted operating loss (non-GAAP)	$(25,633)	$(33,380)	$7,747	23.2%

Adtalem Global Education:
Operating income (GAAP)	$168,170	$76,746	$91,424	119.1%
Deferred revenue adjustment	—	8,561	(8,561)
CEO transition costs	—	6,195	(6,195)
Restructuring expense	18,817	25,628	(6,811)
Business acquisition and integration expense	42,661	53,198	(10,537)
Intangible amortization expense	61,239	97,274	(36,035)
Litigation reserve	10,000	—	10,000
Gain on sale of assets	(13,317)	—	(13,317)
Adjusted operating income (non-GAAP)	$287,570	$267,602	$19,968	7.5%
Operating margin (GAAP)	11.6%	5.6%
Operating margin (non-GAAP)	19.8%	19.4%

Consolidated operating income increased 119.1%, or $91.4 million, to $168.2 million in fiscal year 2023 compared to the prior year. The primary drivers of the operating income increase in fiscal year 2023 were revenue increases at Chamberlain and Medical and Veterinary, cost reduction efforts across all institutions, the timing of the Walden acquisition in the prior year, decreased CEO transition costs, decreased business acquisition and integration expense, decreased intangible amortization expense, and the gain on sale of assets, partially offset by increased marketing expense. The decrease in amortization expense is driven by the decrease in amortization relating to the student relationships intangible asset. This intangible asset is amortized based on the estimated retention of the students and considers the revenue and cash flow associated with these existing students, which are concentrated at the beginning of the asset’s useful life.

Consolidated adjusted operating income increased 7.5%, or $20.0 million, to $287.6 million in fiscal year 2023 compared to the prior year. The primary drivers of the adjusted operating income increase were revenue increases at

Chamberlain and Medical and Veterinary, cost reduction efforts across all institutions, and the timing of the Walden acquisition in the prior year, partially offset by increased marketing expense.

Chamberlain

Chamberlain operating income increased 8.3%, or $10.3 million, to $134.7 million in fiscal year 2023 compared to the prior year. Segment adjusted operating income increased 6.5%, or $8.3 million, to $135.5 million in fiscal year 2023 compared to the prior year. The primary driver of the increase in adjusted operating income in fiscal year 2023 was the result of increased revenue and labor cost reductions.

Walden

Walden operating income was $35.9 million in fiscal year 2023 compared to operating loss of $5.3 million in the prior year that was impacted by intangible amortization expense and the deferred revenue purchase accounting adjustments. Segment adjusted operating income increased 5.5%, or $5.8 million, to $110.4 million in fiscal year 2023 compared to the prior year. The primary driver of the increase in adjusted operating income in fiscal year 2023 was the timing of the Walden acquisition in the prior year.

Medical and Veterinary

Medical and Veterinary operating income increased 0.5%, or $0.3 million, to $59.6 million in fiscal year 2023 compared to the prior year. Segment adjusted operating income decreased 2.6%, or $1.8 million, to $67.3 million in fiscal year 2023 compared to the prior year. The primary driver of the decrease in adjusted operating income in fiscal year 2023 was the result of increased marketing expense.

Interest Expense

Interest expense in fiscal year 2023 was $63.1 million compared to $129.3 million in the prior year. The decrease in interest expense was primarily the result of decreased borrowings in fiscal year 2023 compared to the prior year due to prepayments of debt and a result of the prior year incurring charges due to the write-off of issuance costs on the Prior Credit Facility and unused bridge fee (as defined and discussed in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). This decrease in interest expense was partially offset by rising interest rates on outstanding Term Loan B debt. The interest rate for borrowings under the Term Loan B debt was 9.19% and 5.60% as of June 30, 2023 and 2022, respectively.

Other Income, Net

Other income, net in fiscal year 2023 was $7.0 million compared to $1.1 million in the prior year. The increase in other income, net was primarily the result of an increase in interest income, partially offset by a $5.0 million investment impairment of an equity investment.

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

Our income tax provision from continuing operations was $10.3 million in fiscal year 2023 and our income tax benefit from continuing operations was $15.5 million in fiscal year 2022. In addition, in fiscal year 2023, we recorded a net tax benefit of $6.4 million for the release of a valuation allowance on certain deferred tax assets based on our reassessment of the amount of state net operating loss carryforwards that are more likely than not to be realized. The net benefit is comprised of the release of a valuation allowance of $9.3 million offset by a reduction in state net operating loss carryforwards of $2.3 million and a revaluation of deferred tax assets due to a tax rate change of $0.6 million. Fiscal year

2023 resulted in an income tax provision compared to an income tax benefit in the prior year primarily due to the impacts recognized in the prior year related to the Walden acquisition.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) requires taxpayers to capitalize and subsequently amortize research and experimental (“R&E”) expenditures that fall within the scope of Internal Revenue Code Section 174 for tax years starting after December 31, 2021. This rule became effective for Adtalem during fiscal year 2023 and resulted in the deferred tax asset for capitalization of R&E costs of $8.1 million, based on interpretation of the law as currently enacted. Adtalem will capitalize and amortize these costs for tax purposes over 5 years for R&E performed in the U.S. and over 15 years for R&E performed outside of the U.S.

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

Net loss from discontinued operations in the year ended June 30, 2023 was $8.4 million. This loss consisted of the following: (i) loss of $8.5 million driven by ongoing litigation costs and settlements related to the DeVry University divestiture, partially offset by income from the DeVry University earn-out; (ii) a loss on the sale of ACAMS, Becker, and OCL of $3.6 million for working capital adjustments to the initial sales price and a tax return to provision adjustment; and (iii) a benefit from income taxes of $3.6 million associated with the items listed above.

Net income from discontinued operations in the year ended June 30, 2022 was $346.9 million. This income consisted of the following: (i) loss of $1.0 million driven by ongoing litigation costs and settlements related to the DeVry University divestiture, partially offset by the operating results related to ACAMS, Becker, OCL, and EduPristine, and income from the DeVry University earn-out; (ii) a gain on the sale of ACAMS, Becker, OCL, and EduPristine of $473.5 million; and (iii) a provision for income taxes of $125.6 million associated with the items listed above.

Fiscal Year Ended June 30, 2022 vs. Fiscal Year Ended June 30, 2021

Revenue

The following table presents revenue by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2021	$563,814	$—	$335,434	$899,248
Organic (decline) growth	(6,278)	—	3,479	(2,799)
Effect of acquisitions	—	485,393	—	485,393
Fiscal year 2022	$557,536	$485,393	$338,913	$1,381,842

Fiscal year 2022 % change:
Organic growth (decline)	(1.1)%	NM	1.0%	(0.3)%
Effect of acquisitions	—	NM	—	54.0%
Fiscal year 2022 % change	(1.1)%	NM	1.0%	53.7%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2022
Session	July 2021	Sept. 2021	Nov. 2021	Jan. 2022	Mar. 2022	May 2022
Total students	32,729	34,539	33,648	34,141	34,158	32,891
% change from prior year	1.6%	(2.8)%	(2.1)%	(4.5)%	(4.3)%	(5.8)%

	Fiscal Year 2021
Session	July 2020	Sept. 2020	Nov. 2020	Jan. 2021	Mar. 2021	May 2021
Total students	32,198	35,525	34,387	35,750	35,702	34,930
% change from prior year	12.2%	11.9%	10.2%	5.6%	5.8%	4.6%

Chamberlain revenue decreased 1.1%, or $6.3 million, to $557.5 million in fiscal year 2022 compared to fiscal year 2021, driven by declining total enrollments in the September 2021 through May 2022 sessions compared to the same sessions from fiscal year 2021. Management believes that a decrease in total student enrollment in several programs, with the most pronounced being in the RN-to-BSN online degree program, may have been partially by driven by prolonged COVID-19 disruptions in the healthcare industry.

Tuition Rates (2022):

Tuition for the BSN onsite and online degree program ranged from $675 to $699 per credit hour. Tuition for the RN-to-BSN online degree program was $590 per credit hour. Tuition for the online MSN degree program was $650 per credit hour. Tuition for the online FNP degree program was $665 per credit hour. Tuition for the online DNP degree program was $775 per credit hour. Tuition for the online MPH degree program was $550 per credit hour. Tuition for the online MSW degree program was $695 per credit hour. All of these tuition rates were unchanged from fiscal year 2021, except for the BSN rates which were $675 to $730 per credit hour in fiscal year 2021. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the Chamberlain academic catalog.

Walden

Walden Student Enrollment:

	Fiscal Year 2022
	September 30,	December 31,	March 31,	June 30,
Period	2021	2021	2022	2022
Total students	44,886	41,158	42,788	39,470

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue was $485.4 million in fiscal year 2022, which includes the deferred revenue purchase accounting adjustment of $8.6 million. There was no comparable revenue in fiscal year 2021 as Adtalem acquired Walden on August 12, 2021. Management believes that the decrease in total enrollment during fiscal year 2022 may have been partially driven by prolonged COVID-19 disruptions in the healthcare industry and the negative publicity surrounding the now concluded U.S. Department of Justice inquiry into potential false representations and false advertising to students. This inquiry ultimately concluded favorably, with no findings of misconduct by Walden. In addition, the uncertainty from potential students around the change in control and the Walden acquisition may have negatively affected enrollment.

Tuition Rates (2022):

On a per credit hour basis, tuition for Walden programs ranged from $123 per credit hour to $1,020 per credit hour, with the wide range due to the nature of the programs. General education courses were charged at $333 per credit hour. Other programs such as those with a subscription-based learning modality or those billed on a subscription period or term basis ranged from $1,500 to $6,970 per term. Students were charged a technology fee that ranged from $50 to $220 per term as well as a clinical fee of $150 per course for specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, which were charged at a range of $938 to $2,475 per event. These tuition rates, event charges, and fees do not include the cost of books or personal technology, supplies, transportation, or living expenses.

Medical and Veterinary Schools

Medical and Veterinary Schools Student Enrollment:

	Fiscal Year 2022
Semester	Sept. 2021	Jan. 2022	May 2022
Total students	5,449	5,228	5,304
% change from prior year	(6.9)%	(1.2)%	3.5%

	Fiscal Year 2021
Semester	Sept. 2020	Jan. 2021	May 2021
Total students	5,850	5,292	5,126
% change from prior year	4.3%	(6.2)%	(1.2)%

Medical and Veterinary revenue increased 1.0%, or $3.5 million, to $338.9 million in fiscal year 2022 compared to fiscal year 2021, driven by increased clinical revenue and housing revenue at RUSM, partially offset by lower enrollment.

In the September 2021 semester, total student enrollment increased at AUC but declined at RUSM and RUSVM. In the January 2022 and May 2022 semesters, total student enrollment increased at AUC and RUSM but declined at RUSVM. Previous declines in total student enrollment at RUSM were partially driven by the inability to offer clinical experiences to all students caused by an increase in students waiting to pass their USMLE Step 1 exam. If a student has not yet started in a clinical program, is not eligible to be enrolled in a clinical program, or not participating in other educational experiences, they are not included in the enrollment count for that semester. In the January 2022 and May 2022 semesters, this clinical backlog continued to decrease. Management believes increased competition for students and hesitancy on participating in on campus instruction were drivers of lower total student enrollment in the basic science programs at RUSM and RUSVM.

Tuition Rates (2022):

●	Effective for semesters beginning in September 2021, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program were $23,800 and $26,625, respectively, per semester. These tuition rates represented a 2.4% increase from the prior academic year.
●	Effective for semesters beginning in September 2021, tuition rates for the beginning basic sciences and final clinical rotation portions of RUSM’s medical program were $24,750 and $27,310, respectively, per semester. These tuition rates represented a 2.4% increase from the prior academic year.
●	For students who entered the RUSVM program in September 2018 or later, the tuition rate for the pre-clinical (Semesters 1-7) and clinical curriculum (Semesters 8-10) was $21,603 per semester effective September 2021. For students who entered RUSVM before September 2018, tuition rates for the pre-clinical and clinical curriculum were $20,066 and $25,190, respectively, per semester effective September 2021. All of these tuition rates represented a 3.5% increase from the prior academic year.

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

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021	$252,422	$—	$203,363	$2,120	$457,905
Cost increase (decrease)	2,346	—	(1,035)	(2,120)	(809)
Effect of acquisitions	—	202,680	—	—	202,680
Fiscal year 2022	$254,768	$202,680	$202,328	$—	$659,776

Fiscal year 2022 % change:
Cost increase (decrease)	0.9%	NM	(0.5)%	NM	(0.2)%
Effect of acquisitions	—	NM	—	NM	44.3%
Fiscal year 2022 % change	0.9%	NM	(0.5)%	NM	44.1%

Cost of educational services increased 44.1%, or $201.9 million, to $659.8 million in fiscal year 2022 compared to fiscal year 2021. Excluding the effect of the Walden acquisition, cost of educational services decreased 0.2%, or $0.8 million, in fiscal year 2022 compared to fiscal year 2021. Decreased costs excluding Walden in fiscal year 2022 were primarily driven by cost reduction efforts across all institutions, partially offset by return to campus cost increases at Chamberlain.

As a percentage of revenue, cost of educational services was 47.7% in fiscal year 2022 compared to 50.9% in fiscal year 2021. The decrease in the percentage was primarily the result of the influence of Walden’s higher gross margins. Walden’s fully online operating model results in lower comparable cost of educational services.

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

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021	$182,540	$—	$71,874	$38,068	$292,482
Cost decrease	(7,024)	—	(4,438)	(4,688)	(16,150)
Effect of acquisitions	—	186,693	—	—	186,693
Intangible amortization expense	—	97,274	—	—	97,274
CEO transition costs	—	—	—	6,195	6,195
Fiscal year 2022	$175,516	$283,967	$67,436	$39,575	$566,494

Fiscal year 2022 % change:
Cost decrease	(3.8)%	NM	(6.2)%	NM	(5.5)%
Effect of acquisitions	—	NM	—	NM	63.8%
Effect of intangible amortization expense	—	NM	—	NM	33.3%
Effect of CEO transition costs	—	NM	—	NM	2.1%
Fiscal year 2022 % change	(3.8)%	NM	(6.2)%	NM	93.7%

Student services and administrative expense increased 93.7%, or $274.0 million, to $566.5 million in fiscal year 2022 compared to fiscal year 2021. Excluding the effect of the Walden acquisition and CEO transition costs, student services and administrative expense decreased 5.5%, or $16.2 million, in fiscal year 2022 compared to fiscal year 2021. Decreased costs excluding Walden in fiscal year 2022 were primarily driven by cost reduction efforts across all institutions and home office.

As a percentage of revenue, student services and administrative expense was 41.0% in fiscal year 2022 compared to 32.5% in fiscal year 2021. The increase in the percentage was primarily the result of an increase in Chamberlain and Medical and Veterinary marketing expense, intangible amortization expense, and CEO transition costs.

Restructuring Expense

Restructuring expense in fiscal year 2022 was $25.6 million compared to $6.9 million in fiscal year 2021. The increased restructure expense in fiscal year 2022 was primarily driven by workforce reductions and contract terminations related to synergy actions with regard to the Walden acquisition and Medical and Veterinary and Adtalem’s home office real estate consolidations. See Note 6 “Restructuring Charges” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on restructuring charges.

Business Acquisition and Integration Expense

Business acquisition and integration expense in fiscal year 2022 was $53.2 million compared to $31.6 million in fiscal year 2021. These were transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem.

Operating Income

The following table presents operating income by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2021	$128,851	$—	$60,199	$(78,651)	$110,399
Organic change	(1,599)	—	8,949	6,809	14,159
Effect of acquisitions	—	104,582	—	—	104,582
Deferred revenue adjustment change	—	(8,561)	—	—	(8,561)
CEO transition costs change	—	—	—	(6,195)	(6,195)
Restructuring expense change	(2,838)	(4,053)	(9,791)	(2,077)	(18,759)
Business acquisition and integration expense change	—	—	—	(21,605)	(21,605)
Intangible amortization expense change	—	(97,274)	—	—	(97,274)
Fiscal year 2022	$124,414	$(5,306)	$59,357	$(101,719)	$76,746

The following table presents a reconciliation of operating income (GAAP) to operating income excluding special items (non-GAAP) by segment (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2022	2021	$	%
Chamberlain:
Operating income (GAAP)	$124,414	$128,851	$(4,437)	(3.4)%
Restructuring expense	2,838	—	2,838
Operating income excluding special items (non-GAAP)	$127,252	$128,851	$(1,599)	(1.2)%
Operating margin (GAAP)	22.3%	22.9%
Operating margin (non-GAAP)	22.8%	22.9%

Walden:
Operating income (loss) (GAAP)	$(5,306)	$—	$(5,306)	NM
Deferred revenue adjustment	8,561	—	8,561
Restructuring expense	4,053	—	4,053
Intangible amortization expense	97,274	—	97,274
Adjusted operating income (non-GAAP)	$104,582	$—	$104,582	NM
Operating margin (GAAP)	(1.1)%	N/A
Operating margin (non-GAAP)	21.5%	N/A

Medical and Veterinary:
Operating income (GAAP)	$59,357	$60,199	$(842)	(1.4)%
Restructuring expense	9,791	—	9,791
Operating income excluding special items (non-GAAP)	$69,148	$60,199	$8,949	14.9%
Operating margin (GAAP)	17.5%	17.9%
Operating margin (non-GAAP)	20.4%	17.9%

Home Office and Other:
Operating loss (GAAP)	$(101,719)	$(78,651)	$(23,068)	(29.3)%
CEO transition costs	6,195	—	6,195
Restructuring expense	8,946	6,869	2,077
Business acquisition and integration expense	53,198	31,593	21,605
Operating loss excluding special items (non-GAAP)	$(33,380)	$(40,189)	$6,809	16.9%

Adtalem Global Education:
Operating income (GAAP)	$76,746	$110,399	$(33,653)	(30.5)%
Deferred revenue adjustment	8,561	—	8,561
CEO transition costs	6,195	—	6,195
Restructuring expense	25,628	6,869	18,759
Business acquisition and integration expense	53,198	31,593	21,605
Intangible amortization expense	97,274	—	97,274
Operating income excluding special items (non-GAAP)	$267,602	$148,861	$118,741	79.8%
Operating margin (GAAP)	5.6%	12.3%
Operating margin (non-GAAP)	19.4%	16.6%

Total consolidated operating income decreased 30.5%, or $33.7 million, to $76.7 million in fiscal year 2022 compared to fiscal year 2021. Excluding the effect of the Walden acquisition, total consolidated operating income decreased $28.3 million in fiscal year 2022 compared to fiscal year 2021. The primary drivers of the operating income decrease in fiscal year 2022 were decreased revenue at Chamberlain, increased costs at Chamberlain and Medical and Veterinary for return to campus, increased marketing expense at Chamberlain and Medical and Veterinary, CEO transition costs, increased restructuring costs, and increased business acquisition and integration costs.

Consolidated operating income excluding special items increased 79.8%, or $118.7 million, in fiscal year 2022 compared to fiscal year 2021. The primary driver of the operating income excluding special items increase was the addition of operating income excluding special items from Walden.

Chamberlain

Chamberlain operating income decreased 3.4%, or $4.4 million, to $124.4 million in fiscal year 2022 compared to fiscal year 2021. Segment operating income excluding special items decreased 1.2%, or $1.6 million, to $127.3 million in fiscal year 2022 compared to fiscal year 2021. Cost reduction efforts and a decrease in employee benefit costs were offset with a decrease in revenue, increased costs for return to campus, and increased marketing expense.

Walden

Walden operating loss was $5.3 million in fiscal year 2022, which was impacted by intangible amortization expense and the deferred revenue purchase accounting adjustments. Segment operating income excluding special items was $104.6 million in fiscal year 2022. There was no comparable operating income in fiscal year 2021 as Adtalem acquired Walden on August 12, 2021.

Medical and Veterinary

Medical and Veterinary operating income decreased 1.4%, or $0.8 million, to $59.4 million in fiscal year 2022 compared to fiscal year 2021. Segment operating income excluding special items increased 14.9%, or $8.9 million, to $69.1 million in fiscal year 2022 compared to fiscal year 2021. The primary drivers of the increase in operating income excluding special items were cost reduction efforts and decreased employee benefit costs.

Interest Expense

Interest expense in fiscal year 2022 was $129.3 million compared to $41.4 million in fiscal year 2021. The increase in interest expense was primarily the result of increased borrowings (as discussed in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) to finance the Walden acquisition and fiscal year 2022 incurring charges due to the write-offs of issuance costs on the Prior Credit Facility and unused bridge fee (as defined and discussed in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”).

Other Income, Net

Other income, net in fiscal year 2022 was $1.1 million compared to $6.7 million in fiscal year 2021. The decrease in other income, net was primarily the result of an investment loss incurred on the rabbi trust investments in fiscal year 2022 compared to an investment gain in fiscal year 2021. See Note 7 “Other Income, Net” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on these investment gains and losses.

Benefit from (Provision for) Income Taxes

Our income tax benefit from continuing operations was $15.5 million in fiscal year 2022 and our income tax expense from continuing operations was $12.3 million in fiscal year 2021. The fiscal year 2022 income tax benefit was the result of the loss incurred in fiscal year 2022. The effective tax rate included a tax benefit of $1.7 million from a loss for certain uncollectible subsidiary receivables as well as a benefit of $1.2 million to adjust deferred state tax balances for the acquisition of Walden and the sale of ACAMS, Becker, and OCL, offset by $3.0 million for limitations on deductions for executive compensation.

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

Net income from discontinued operations for the year ended June 30, 2022 was $347.0 million. This income consisted of the following: (i) loss of $1.0 million driven by the operating results and divestiture costs related to ACAMS, Becker, OCL, and EduPristine, and ongoing litigation costs and settlements to the DeVry University divestiture; (ii) a gain on the sale of ACAMS, Becker, OCL, and EduPristine of $473.5 million; and (iii) a provision for income taxes of $125.6 million associated with the items listed above.

Net income from discontinued operations for the year ended June 30, 2021 was $6.1 million. This income consisted of the following: (i) income of $9.3 million driven by the operating results of ACAMS, Becker, OCL, and EduPristine and ongoing litigation costs and settlements related to the DeVry University divestiture and (ii) a provision for income taxes of $3.2 million associated with the items listed above.

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

Chamberlain was most recently recertified and issued an unrestricted PPA in September 2020, with an expiration date of March 31, 2024. Walden was issued a Temporary Provisional PPA (“TPPPA”) on September 17, 2021 in connection with their acquisition by Adtalem. During the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, ED provisionally recertified AUC, RUSM, and RUSVM’s Title IV PPAs with expiration dates of December 31, 2022, March 31, 2023, and June 30, 2023, respectively. The lengthy PPA recertification process is such that ED allows unhampered continued access to Title IV funding after PPA expiration, so long as materially complete applications are submitted at least 90 days in advance of expiration. Complete applications for PPA recertification have been timely submitted to ED. The provisional nature of the existing agreements for AUC, RUSM, and RUSVM stemmed from increased and/or repeated Title IV compliance audit findings. Walden’s TPPPA included financial requirements, which were in place prior to acquisition, such as a letter of credit, heightened cash monitoring, and additional reporting. No similar requirements were imposed on AUC, RUSM, or RUSVM. While corrective actions have been taken to resolve past compliance matters and eliminate the incidence of repetition, if AUC, RUSM, or RUSVM fail to maintain administrative capability as defined by ED while under provisional status or otherwise fail to comply with ED requirements, the institution(s) could lose eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows. ED may alternatively issue new PPAs for continued Title IV participation.

Walden must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution, or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Walden is currently on a TPPPA which is required for participation in Title IV programs on a month-to-month basis. Walden’s provisional certification prior to acquisition was due to Walden’s prior parent company (Laureate Education Inc.) failing composite score under ED’s financial responsibility standards and ED’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. As a result of Adtalem’s acquisition of Walden, the provisional nature of Walden’s PPA remains in effect on a month-to-month basis while ED reviews the change in ownership application relating to the acquisition of Walden by Adtalem. Walden also is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as a restriction on changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership during the period in which Walden participates under provisional certification (either as a result of the change in ownership or because of the continuation of the financial responsibility letter of credit). Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of June 30, 2023 in favor of the ED on behalf of Walden, which allows Walden to participate in Title IV programs. On January 18, 2023, we received a letter from ED, requesting Adtalem to provide a letter of credit in the amount of $76.2 million related to ED’s review of the Same Day Balance Sheet, which is the consolidated Adtalem balance sheet as of August 12, 2021, the date of the Walden acquisition. On February 21, 2023, Adtalem provided the $76.2 million letter of credit to ED.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, Walden, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The American Rescue Plan Act of 2021 (the “Rescue Act”) enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change was subject to negotiated rulemaking, which ended in March 2022. The amended rule applies to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs as calculated under the current regulations (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2022 and 2021. Final data for fiscal year 2023 is not yet available. As institution’s 90/10 compliance must be calculated using the financial results of an entire fiscal year, we are including Walden’s amounts for the full fiscal year 2022 in the table below, including the portion of the year not under Adtalem’s ownership.

	Fiscal Year
	2022	2021
Chamberlain University	65%	66%
Walden University	73%	n/a
American University of the Caribbean School of Medicine	81%	80%
Ross University School of Medicine	85%	85%
Ross University School of Veterinary Medicine	81%	82%
Consolidated	72%	73%

An ED defined financial responsibility test is required for continued participation by an institution in Title IV aid programs. For Adtalem’s institutions, this test is calculated at the consolidated Adtalem level. Applying various financial elements from the fiscal year audited financial statements, the test is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible but require additional oversight. These institutions are subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is considered not financially responsible. However, an institution with a score of less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, Adtalem’s composite score has exceeded the required minimum of 1.5. As a result of the acquisition of Walden, Adtalem expects ED will conclude its consolidated composite score will fall below 1.5. As a result, ED may impose certain additional conditions for continued access to federal funding including heightened cash monitoring and/or an additional letter of credit. Management does not believe such conditions, if any, will have a material adverse effect on Adtalem’s operations.

ED also has proposed rules to amend the financial responsibility regulations. We anticipate any rules will be effective on July 1, 2024.

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

Adtalem’s consolidated cash and cash equivalents balance of $273.7 million and $347.0 million as of June 30, 2023 and 2022, respectively, included cash and cash equivalents held at Adtalem’s international operations of $7.2 million and $34.2 million as of June 30, 2023 and 2022, respectively, which is available to Adtalem for general corporate purposes.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $1.4 million and $1.0 million was held in these restricted bank accounts as of June 30, 2023 and 2022, respectively.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Year Ended June 30,
	2023	2022
Income (loss) from continuing operations	$101,752	$(35,955)
Non-cash items	196,924	283,158
Changes in assets and liabilities	(92,992)	(83,201)
Net cash provided by operating activities-continuing operations	$205,684	$164,002

Net cash provided by operating activities from continuing operations in fiscal year 2023 was $205.7 million compared to $164.0 million in the prior year. The increase was driven by a decrease in interest payments and improvements in our operating results. The decrease of $86.2 million in non-cash items between fiscal year 2023 and 2022 was principally driven by a decrease in amortization of intangible assets, a decrease in amortization and write-off of debt discount and issuance costs, and an increase in gain on sale of assets. The decrease of $9.8 million in cash generated from changes in assets and liabilities was primarily due to timing differences in accounts receivable, prepaid assets, prepaid income taxes, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in fiscal year 2023 were $37.0 million compared to $31.1 million in the prior year. The capital expenditures in fiscal year 2023 primarily consisted of spending for Chamberlain’s new campus development and improvements and Adtalem’s home office, including information technology investments. Capital spending for fiscal year 2024 will support continued investment for new campus development at Chamberlain, maintenance at the medical and veterinary schools, and information technology. Management anticipates fiscal year 2024 capital spending to be in the $50 to $60 million range. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”).

During fiscal year 2023 and 2022, we received proceeds from the sale of marketable securities held in a Rabbi Trust of $7.6 million and $3.4 million, respectively, and made additional investments in marketable securities held by this trust of $1.5 million and $3.6 million, respectively. The reinvestments in proceeds declined in fiscal year 2023 as funds were used to payout participant balances under the nonqualified deferred compensation plan.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and held a mortgage loan, secured by the property, from DePaul College Prep for $46.8 million. The mortgage loan was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The buyer had an option to make prepayments. On February 23, 2023, DePaul College Prep paid the mortgage loan in full. The $46.8 million received during fiscal year 2023 is classified as an investing activity in the Consolidated Statements of Cash Flows.

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interest of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million.

During fiscal year 2022, we received the loan repayment of $10.0 million on the DeVry University promissory note, dated as of December 11, 2018.

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

During fiscal year 2023, we paid $3.2 million for a working capital adjustment to the initial sales price for ACAMS, Becker, and OCL.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Year Ended June 30,
	2023	2022
Repurchases of common stock for treasury	$(123,133)	$(120,000)
Payment on equity forward contract	(13,162)	(30,000)
Net repayments of long-term debt	(150,861)	(229,713)
Payment of debt discount and issuance costs	—	(49,553)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(1,790)
Other	(1,359)	6,580
Net cash used in financing activities	$(288,515)	$(424,476)

On November 8, 2018, we announced that the Board authorized Adtalem’s eleventh share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The eleventh share repurchase program commenced in January 2019 and was completed in January 2021. On February 4, 2020, we announced that the Board authorized Adtalem’s twelfth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through December 31, 2021. The twelfth share repurchase program commenced in January 2021 and expired on December 31, 2021. On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025, and we repurchased shares under that program during fiscal year 2023. As of June 30, 2023, $172.7 million of authorized share repurchases were remaining under the current share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 16 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs.

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

On March 24, 2020, we executed a pay-fixed, receive-variable interest rate swap agreement (the “Swap”) with a multinational financial institution to mitigate risks associated with the variable interest rate on our Prior Term Loan B (as defined in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) debt. We paid interest at a fixed rate of 0.946% and received variable interest of one-month LIBOR (subject to a minimum of 0.00%), on a notional amount equal to the amount outstanding under the Prior Term Loan B. The effective date of the Swap was March 31, 2020 and settlements with the counterparty occurred on a monthly basis. The Swap was set to terminate on February 28, 2025. On July 29, 2021, prior to refinancing our Prior Credit Agreement (as discussed below), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense for this amount in fiscal year 2022. During the operating term of the Swap, the annual interest rate on the amount of the Prior Term Loan B was fixed at 3.946% (including the impact of the 3% interest rate margin on LIBOR loans) for the applicable interest rate period. The Swap was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and were reclassified into the Consolidated Statements of Income within interest expense in the periods in which the hedged transactions affected earnings.

As discussed in the previous section of this MD&A titled “Walden University Acquisition,” on August 12, 2021, Adtalem acquired all of the issued and outstanding equity interest in Walden, in exchange for a purchase price of $1.5 billion in cash. On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem replaced the Prior Credit Facility and Prior Credit Agreement (as defined in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) by entering into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The proceeds of the Notes and the Term Loan B were used, among other things, to finance the Acquisition, refinance Adtalem’s Prior Credit Agreement, and pay fees and expenses related to the Acquisition. The Revolver will be used to finance ongoing working capital and for general corporate purposes. During fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes, resulting in a gain on extinguishment of $2.1 million recorded within interest expense in the Consolidated Statements of Income for the year ended June 30, 2022. In July 2022, we repurchased an additional $0.9 million of Notes, on September 22, 2022, we made a prepayment of $100.0 million on the Term Loan B, and on November 22, 2022, we made a prepayment of $50.0 million on the Term Loan B. As of June 30, 2023, the amount of debt outstanding under the Notes and Credit Facility was $708.3 million. See Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the Notes and our Credit Agreement.

In the event of unexpected market conditions or negative economic changes, including those caused by COVID-19, that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $323.8 million as of June 30, 2023. While COVID-19 may continue to have an effect on operations and, as a result, liquidity, we believe the current balances of cash, cash generated from operations, and our Credit Facility will be sufficient to fund both Adtalem’s current domestic and international operations and growth plans for the foreseeable future.

Material Cash Requirements

Long-Term Debt – We have outstanding $405.0 million of Notes and $303.3 million of Term Loan B, which requires interest payments. With the prepayment noted above, we are no longer required to make quarterly principal installment payments on the Term Loan B. In addition, we maintain a $400.0 million revolving credit facility with availability of $323.8 million as of June 30, 2023. Adtalem has a letter of credit outstanding under this revolving credit facility of $76.2 million as of June 30, 2023, in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs. See Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our Notes and Credit Agreement.

Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of June 30, 2023, in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $31.9 million of surety bonds with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Operating Lease Obligations – We have operating lease obligations for the minimum payments required under various lease agreements which are recorded on the Consolidated Balance Sheets. In addition, we sublease certain space to third parties, which partially offsets the lease obligations at these facilities. See Note 12 “Leases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our lease agreements.

Contingencies

For information regarding legal proceedings, including developments in legal proceedings, see Note 21 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

Although our current estimates contemplate current conditions, including, but not limited to, the impact of (i) the COVID-19 pandemic, (ii) rising interest rates, and (iii) labor and material cost increases and shortages, and how we anticipate them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and financial condition.

Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in our accounts receivable balances as of each balance sheet date. In evaluating the collectability of all our accounts receivable balances, we utilize historical events, current conditions, and reasonable and supportable forecasts about the future. The estimate of our credit losses involves a significant level of uncertainty as it requires significant judgment to estimate the amount we will collect in the future on our account receivable balances. See Note 10 “Accounts Receivable and Credit Losses” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our credit losses.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is May 31.

We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value.

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

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Significant assumptions used in the determination of reporting unit fair value measurements generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples. The discounted cash flow models used to determine the fair value of our Walden reporting unit during 2023 reflected our most recent cash flow projections, a discount rate of 12.5% and terminal growth rates of 3%. Each of these inputs can significantly affect the fair values of our reporting units. Based on this quantitative assessment, it was determined that the fair value of the Walden reporting unit exceeded its carrying value by approximately 15% and therefore no goodwill impairment was identified.

Significant judgments and assumptions were used in determining the fair value of intangible assets. The with and without method of the income approach and the relief from royalty model used in the determination of the fair values of our Walden Title IV eligibility and trade name intangible assets, respectively, during 2023 reflected our most recent revenue projections, a discount rate of 12.5%, a royalty rate of 2.25% and terminal growth rates of 3%. Each of these factors and assumptions can significantly affect the value of the intangible asset. Based on these quantitative assessments, it was determined that the fair values of these indefinite-lived intangible assets in the Walden reporting unit exceeded their carrying values by approximately 10% and no impairment was identified.

Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. If economic conditions deteriorate, interest rates continue to rise, or operating performance of our reporting units do not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods. See Note

13 “Goodwill and Intangible Assets” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our goodwill and intangible assets impairment analysis.

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

Contingencies

Adtalem is subject to contingencies, such as various claims and legal actions that arise in the normal conduct of its business. We record an accrual for those matters where management believes a loss is probable and can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters. The valuation of liabilities for these contingencies is reviewed on a quarterly basis to ensure that we have accrued the proper level of expense. While we believe that the amount accrued to-date is adequate, future changes in circumstances could impact these determinations. See Note 21 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our loss contingencies.

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

Adjusted net income (most comparable GAAP measure: net income attributable to Adtalem) – Measure of Adtalem’s net income attributable to Adtalem adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, gain on sale of assets, pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, net tax benefit related to a valuation allowance release, and net loss (income) from discontinued operations attributable to Adtalem.

Adjusted earnings per share (most comparable GAAP measure: earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, gain on sale of assets, pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, net tax benefit related to a valuation allowance release, and net loss (income) from discontinued operations attributable to Adtalem.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, litigation reserve, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income attributable to Adtalem) – Measure of Adtalem’s net income attributable to Adtalem adjusted for net loss (income) from discontinued operations attributable to Adtalem, interest expense, other income, net, provision for (benefit from) income taxes, depreciation and amortization, stock-based compensation, deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, litigation reserve, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Income taxes, interest expense, and other income, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income (loss).

A description of special items in our non-GAAP financial measures described above are as follows:

●	Deferred revenue adjustment related to a revenue purchase accounting adjustment to record Walden’s deferred revenue at fair value.
●	CEO transition costs related to acceleration of stock-based compensation expense.
●	Restructuring expense primarily related to plans to achieve synergies with the Walden acquisition and real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Business acquisition and integration expense include expenses related to the Walden acquisition and certain costs related to growth transformation initiatives. We do not include normal, recurring, cash operating expenses in our business acquisition and integration expense.
●	Intangible amortization expense on acquired intangible assets.
●	Gain on sale of Adtalem’s Chicago, Illinois, campus facility.
●	Pre-acquisition interest expense related to financing arrangements in connection with the Walden acquisition, write-off of debt discount and issuance costs and gain on extinguishment of debt related to prepayments of debt, reserves related to significant litigation, and impairment of an equity investment.
●	Net tax benefit related to a valuation allowance release.
●	Net loss (income) from discontinued operations attributable to Adtalem includes the operations of ACAMS, Becker, OCL, and EduPristine, including the after-tax gain on the sale of these businesses, in addition to costs related to DeVry University.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income attributable to Adtalem reconciliation to adjusted net income (in thousands):

	Year Ended June 30,
	2023	2022	2021
Net income attributable to Adtalem (GAAP)	$93,358	$310,991	$70,027
Deferred revenue adjustment	—	8,561	—
CEO transition costs	—	6,195	—
Restructuring expense	18,817	25,628	6,869
Business acquisition and integration expense	42,661	53,198	31,593
Intangible amortization expense	61,239	97,274	—
Gain on sale of assets	(13,317)	—	—
Pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, and investment impairment	19,226	48,804	26,746
Net tax benefit related to a valuation allowance release	(6,184)	—	—
Income tax impact on non-GAAP adjustments (1)	(31,997)	(51,683)	(16,297)
Net loss (income) from discontinued operations attributable to Adtalem	8,394	(346,946)	(6,579)
Adjusted net income (non-GAAP)	$192,197	$152,022	$112,359
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Year Ended June 30,
	2023	2022	2021
Earnings per share, diluted (GAAP)	$2.05	$6.43	$1.36
Effect on diluted earnings per share:
Deferred revenue adjustment	-	0.18	-
CEO transition costs	-	0.13	-
Restructuring expense	0.41	0.53	0.13
Business acquisition and integration expense	0.94	1.09	0.61
Intangible amortization expense	1.34	1.99	-
Gain on sale of assets	(0.29)	-	-
Pre-acquisition interest expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, and investment impairment	0.42	1.00	0.52
Net tax benefit related to a valuation allowance release	(0.14)	-	-
Income tax impact on non-GAAP adjustments (1)	(0.70)	(1.06)	(0.32)
Net loss (income) from discontinued operations attributable to Adtalem	0.18	(7.17)	(0.13)
Adjusted earnings per share, diluted (non-GAAP)	$4.21	$3.11	$2.18
Diluted shares used in non-GAAP EPS calculation	45,600	48,804	51,645
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2023	2022	$	%
Chamberlain:
Operating income (GAAP)	$134,685	$124,414	$10,271	8.3%
Restructuring expense	818	2,838	(2,020)
Depreciation	17,264	18,547	(1,283)
Stock-based compensation	4,719	6,707	(1,988)
Adjusted EBITDA (non-GAAP)	$157,486	$152,506	$4,980	3.3%
Adjusted EBITDA margin (non-GAAP)	27.6%	27.4%

Walden:
Operating income (loss) (GAAP)	$35,880	$(5,306)	$41,186	NM
Deferred revenue adjustment	—	8,561	(8,561)
Restructuring expense	3,245	4,053	(808)
Intangible amortization expense	61,239	97,274	(36,035)
Litigation reserve	10,000	—	10,000
Depreciation	9,492	9,255	237
Stock-based compensation	3,861	3,029	832
Adjusted EBITDA (non-GAAP)	$123,717	$116,866	$6,851	5.9%
Adjusted EBITDA margin (non-GAAP)	23.2%	24.1%

Medical and Veterinary:
Operating income (GAAP)	$59,649	$59,357	$292	0.5%
Restructuring expense	7,687	9,791	(2,104)
Depreciation	12,475	13,890	(1,415)
Stock-based compensation	3,003	3,896	(893)
Adjusted EBITDA (non-GAAP)	$82,814	$86,934	$(4,120)	(4.7)%
Adjusted EBITDA margin (non-GAAP)	23.9%	25.7%

Home Office and Other:
Operating loss (GAAP)	$(62,044)	$(101,719)	$39,675	39.0%
CEO transition costs	—	6,195	(6,195)
Restructuring expense	7,067	8,946	(1,879)
Business acquisition and integration expense	42,661	53,198	(10,537)
Gain on sale of assets	(13,317)	—	(13,317)
Depreciation	2,344	2,882	(538)
Stock-based compensation	2,716	2,784	(68)
Adjusted EBITDA (non-GAAP)	$(20,573)	$(27,714)	$7,141	25.8%

Adtalem Global Education:
Net income attributable to Adtalem (GAAP)	$93,358	$310,991	$(217,633)	(70.0)%
Net loss (income) from discontinued operations attributable to Adtalem	8,394	(346,946)	355,340
Interest expense	63,100	129,348	(66,248)
Other income, net	(6,965)	(1,108)	(5,857)
Provision for (benefit from) income taxes	10,283	(15,539)	25,822
Operating income (GAAP)	168,170	76,746	91,424
Depreciation and amortization	102,814	141,848	(39,034)
Stock-based compensation	14,299	16,416	(2,117)
Deferred revenue adjustment	—	8,561	(8,561)
CEO transition costs	—	6,195	(6,195)
Restructuring expense	18,817	25,628	(6,811)
Business acquisition and integration expense	42,661	53,198	(10,537)
Litigation reserve	10,000	—	10,000
Gain on sale of assets	(13,317)	—	(13,317)
Adjusted EBITDA (non-GAAP)	$343,444	$328,592	$14,852	4.5%
Adjusted EBITDA margin (non-GAAP)	23.7%	23.8%

	Year Ended June 30,
			Increase/(Decrease)
	2022	2021	$	%
Chamberlain:
Operating income (GAAP)	$124,414	$128,851	$(4,437)	(3.4)%
Restructuring expense	2,838	—	2,838
Depreciation	18,547	16,123	2,424
Stock-based compensation	6,707	5,181	1,526
Adjusted EBITDA (non-GAAP)	$152,506	$150,155	$2,351	1.6%
Adjusted EBITDA margin (non-GAAP)	27.4%	26.6%

Walden:
Operating loss (GAAP)	$(5,306)	$—	$(5,306)	NM
Deferred revenue adjustment	8,561	—	8,561
Restructuring expense	4,053	—	4,053
Intangible amortization expense	97,274	—	97,274
Depreciation	9,255	—	9,255
Stock-based compensation	3,029	—	3,029
Adjusted EBITDA (non-GAAP)	$116,866	$—	$116,866	NM
Adjusted EBITDA margin (non-GAAP)	24.1%	N/A

Medical and Veterinary:
Operating income (GAAP)	$59,357	$60,199	$(842)	(1.4)%
Restructuring expense	9,791	—	9,791
Depreciation	13,890	14,431	(541)
Stock-based compensation	3,896	3,321	575
Adjusted EBITDA (non-GAAP)	$86,934	$77,951	$8,983	11.5%
Adjusted EBITDA margin (non-GAAP)	25.7%	23.2%

Home Office and Other:
Operating loss (GAAP)	$(101,719)	$(78,651)	$(23,068)	(29.3)%
CEO transition costs	6,195	—	6,195
Restructuring expense	8,946	6,869	2,077
Business acquisition and integration expense	53,198	31,593	21,605
Depreciation	2,882	3,334	(452)
Stock-based compensation	2,784	4,322	(1,538)
Adjusted EBITDA (non-GAAP)	$(27,714)	$(32,533)	$4,819	14.8%

Adtalem Global Education:
Net income attributable to Adtalem (GAAP)	$310,991	$70,027	$240,964	344.1%
Net income from discontinued operations attributable to Adtalem	(346,946)	(6,579)	(340,367)
Interest expense	129,348	41,365	87,983
Other income, net	(1,108)	(6,732)	5,624
(Benefit from) provision for income taxes	(15,539)	12,318	(27,857)
Operating income (GAAP)	76,746	110,399	(33,653)
Depreciation and amortization	141,848	33,888	107,960
Stock-based compensation	16,416	12,824	3,592
Deferred revenue adjustment	8,561	—	8,561
CEO transition costs	6,195	—	6,195
Restructuring expense	25,628	6,869	18,759
Business acquisition and integration expense	53,198	31,593	21,605
Adjusted EBITDA (non-GAAP)	$328,592	$195,573	$133,019	68.0%
Adjusted EBITDA margin (non-GAAP)	23.8%	21.7%

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

As of June 30, 2023, the interest rate on Adtalem’s Term Loan B was based upon LIBOR for eurocurrency rate loans or an alternative base rate for periods typically ranging from one to three months. On June 27, 2023, Adtalem entered into Amendment No. 1 to Credit Agreement, identifying the Secured Overnight Financing Rate (“SOFR”) as the replacement benchmark rate for eurocurrency rate loans within the Credit Agreement. Beginning with the next interest rate reset in July 2023, the base rate will change to SOFR. As of June 30, 2023, Adtalem had $303.3 million in outstanding borrowings under the Term Loan B with an interest rate of 9.19%. Based upon borrowings of $303.3 million, a 100 basis point increase in short-term interest rates would result in $3.0 million of additional annual interest expense.

Adtalem’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, Adtalem has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adtalem Global Education Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adtalem Global Education Inc. and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended June 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments – Walden Reporting Unit Goodwill, Trade Name and Title IV Eligibility and Accreditations

As described in Notes 2 and 13 to the consolidated financial statements, as of June 30, 2023, the Company’s consolidated goodwill balance was $961 million and the Company’s consolidated indefinite-lived intangible assets balance was $753 million. The goodwill, trade name and Title IV eligibility and accreditations associated with the Walden reportable segment were $651 million, $120 million and $496 million, respectively. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Management performs a quantitative assessment of the reporting unit’s and indefinite-lived intangible asset’s fair value if it is determined that the fair value is more likely than not less than the carrying value, or if management does not elect the option to perform an initial qualitative assessment. Fair value is estimated by management using a discounted cash flow method and the market multiple valuation approach for the Walden reporting unit, a relief-from-royalty method for the Walden trade name and a with and without method in a discounted cash flow model for the Walden Title IV eligibility and accreditations. The significant estimates used by management when estimating the fair value for the Walden reporting unit, trade name and Title IV eligibility and accreditations were risk-adjusted discount rates, terminal growth rate, earnings multiples for comparable companies, royalty rate, and forecasted revenue with and without the accreditations in place and forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) with and without the accreditations in place.

The principal considerations for our determination that performing procedures relating to the impairment assessments of the Walden reporting unit goodwill, trade name, and Title IV eligibility and accreditations is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to (a) risk-adjusted discount rate, forecasted revenue, forecasted EBITDA, and earnings multiples for comparable companies for the goodwill impairment assessment, (b) risk-adjusted discount rate, forecasted revenue, and royalty rate for the trade name impairment assessment and (c) risk-adjusted discount rate, forecasted revenue with and without the accreditations in place, and forecasted EBITDA with the accreditations in place for the Title IV eligibility and accreditations; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s Walden goodwill, trade name and Title IV eligibility and accreditation impairment assessments. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow method and the market multiple valuation approach for the Walden reporting unit, the relief-from-royalty method for the Walden trade name and the with and without method in a discounted cash flow model for the Walden Title IV eligibility and accreditations; (iii) testing the completeness and accuracy of underlying data used in the fair value methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to risk-adjusted discount rates, forecasted revenue, forecasted EBITDA, earnings multiples for comparable companies, royalty rate, forecasted revenue with and without the accreditations in place, and forecasted EBITDA with the accreditations in place. Evaluating management’s assumptions related to forecasted revenue, forecasted EBITDA, forecasted revenue with and without the accreditations in place and forecasted EBITDA with the accreditations in place involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Walden business; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow model, the market multiple valuation approach, the relief-from-royalty method, and the with and without method in a discounted cash flow model, and (ii) the reasonableness of the risk-adjusted discount rates, royalty rate and earnings multiples for comparable companies assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 10, 2023

We have served as the Company’s auditor since 1991.

Adtalem Global Education Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$273,689	$346,973
Restricted cash	1,386	964
Accounts receivable, net	102,749	81,635
Prepaid expenses and other current assets	100,715	127,532
Total current assets	478,539	557,104
Noncurrent assets:
Property and equipment, net	258,522	289,926
Operating lease assets	174,677	177,995
Deferred income taxes	56,694	51,093
Intangible assets, net	812,338	873,577
Goodwill	961,262	961,262
Other assets, net	68,509	119,283
Total noncurrent assets	2,332,002	2,473,136
Total assets	$2,810,541	$3,030,240

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$81,812	$57,140
Accrued payroll and benefits	52,041	67,792
Accrued liabilities	105,806	98,124
Deferred revenue	153,871	149,810
Current operating lease liabilities	37,673	50,781
Total current liabilities	431,203	423,647
Noncurrent liabilities:
Long-term debt	695,077	838,908
Long-term operating lease liabilities	163,441	177,045
Deferred income taxes	26,068	25,554
Other liabilities	37,416	73,700
Total noncurrent liabilities	922,002	1,115,207
Total liabilities	1,353,205	1,538,854
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,310 and 45,177 shares outstanding as of June 30, 2023 and June 30, 2022, respectively	822	818
Additional paid-in capital	568,761	521,848
Retained earnings	2,403,750	2,310,396
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 39,922 and 36,619 shares as of June 30, 2023 and June 30, 2022, respectively	(1,513,770)	(1,339,449)
Total shareholders' equity	1,457,336	1,491,386
Total liabilities and shareholders' equity	$2,810,541	$3,030,240

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended June 30,
	2023	2022	2021
Revenue	$1,450,826	$1,381,842	$899,248
Operating cost and expense:
Cost of educational services	648,486	659,776	457,905
Student services and administrative expense	586,009	566,494	292,482
Restructuring expense	18,817	25,628	6,869
Business acquisition and integration expense	42,661	53,198	31,593
Gain on sale of assets	(13,317)	—	—
Total operating cost and expense	1,282,656	1,305,096	788,849
Operating income	168,170	76,746	110,399
Interest expense	(63,100)	(129,348)	(41,365)
Other income, net	6,965	1,108	6,732
Income (loss) from continuing operations before income taxes	112,035	(51,494)	75,766
(Provision for) benefit from income taxes	(10,283)	15,539	(12,318)
Income (loss) from continuing operations	101,752	(35,955)	63,448
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(8,464)	(986)	9,307
(Loss) gain on disposal of discontinued operations before income taxes	(3,576)	473,483	—
Benefit from (provision for) income taxes	3,646	(125,551)	(3,162)
(Loss) income from discontinued operations	(8,394)	346,946	6,145
Net income	93,358	310,991	69,593
Net loss attributable to redeemable noncontrolling interest from discontinued operations	—	—	434
Net income attributable to Adtalem	$93,358	$310,991	$70,027

Amounts attributable to Adtalem:
Net income (loss) from continuing operations	$101,752	$(35,955)	$63,448
Net (loss) income from discontinued operations	(8,394)	346,946	6,579
Net income attributable to Adtalem	$93,358	$310,991	$70,027

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$2.27	$(0.74)	$1.24
Discontinued operations	$(0.19)	$7.17	$0.13
Total basic earnings per share	$2.08	$6.43	$1.36
Diluted:
Continuing operations	$2.23	$(0.74)	$1.23
Discontinued operations	$(0.18)	$7.17	$0.13
Total diluted earnings per share	$2.05	$6.43	$1.36

Weighted-average shares outstanding:
Basic shares	44,781	48,388	51,322
Diluted shares	45,600	48,388	51,645

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended June 30,
	2023	2022	2021
Net income	$93,358	$310,991	$69,593
Other comprehensive income (loss), net of tax:
Gain on foreign currency translation adjustments	—	—	713
Unrealized loss on available-for-sale marketable securities	—	—	(57)
Unrealized gain on interest rate swap	—	—	1,160
Comprehensive income before reclassification	93,358	310,991	71,409
Reclassification adjustment for gain on available-for-sale marketable securities	—	—	(126)
Reclassification adjustment for realized loss on foreign currency translation adjustments	—	296	—
Reclassification adjustment for loss on interest rate swap	—	6,695	—
Comprehensive income	93,358	317,982	71,283
Comprehensive loss attributable to redeemable noncontrolling interest from discontinued operations	—	—	434
Comprehensive income attributable to Adtalem	$93,358	$317,982	$71,717

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	2023	2022	2021
Operating activities:
Net income	$93,358	$310,991	$69,593
Loss (income) from discontinued operations	8,394	(346,946)	(6,145)
Income (loss) from continuing operations	101,752	(35,955)	63,448
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	14,299	22,611	12,824
Amortization and impairments to operating lease assets	48,470	44,748	50,651
Depreciation	41,575	44,574	33,888
Amortization of intangible assets	61,239	97,274	—
Amortization and write-off of debt discount and issuance costs	9,129	42,654	2,657
Reclassification adjustment from other comprehensive income	—	—	(126)
Provision for bad debts	32,999	27,141	11,023
Deferred income taxes	(5,087)	(544)	62
Loss on disposals, accelerated depreciation, and impairments to property and equipment	3,999	3,501	1,912
Gain on extinguishment of debt	(71)	(2,072)	—
Loss (gain) on investments	3,689	3,271	(2,638)
Gain on sale of assets	(13,317)	—	—
Changes in assets and liabilities:
Accounts receivable	(37,614)	(29,881)	15,443
Prepaid expenses and other current assets	9,324	(2,827)	(17,969)
Accounts payable	21,666	(15,724)	5,666
Accrued payroll and benefits	(15,683)	(12,118)	12,552
Accrued liabilities	241	(16,305)	29,312
Deferred revenue	5,807	70,355	12,965
Operating lease liabilities	(59,188)	(49,147)	(48,588)
Other assets and liabilities	(17,545)	(27,554)	(14,322)
Net cash provided by operating activities-continuing operations	205,684	164,002	168,760
Net cash (used in) provided by operating activities-discontinued operations	(2,776)	(153,401)	23,439
Net cash provided by operating activities	202,908	10,601	192,199
Investing activities:
Capital expenditures	(37,008)	(31,054)	(39,881)
Proceeds from sales of marketable securities	7,635	3,447	2,721
Purchases of marketable securities	(1,508)	(3,624)	(10,745)
Proceeds from note receivable related to property sold	46,800	—	—
Payment for purchase of business, net of cash and restricted cash acquired	—	(1,488,054)	—
Cash received on DeVry University loan	—	10,000	—
Net cash provided by (used in) investing activities-continuing operations	15,919	(1,509,285)	(47,905)
Net cash used in investing activities-discontinued operations	—	(3,287)	(8,783)
Proceeds from sale of business, net of cash transferred	—	960,768	—
Payment for working capital adjustment for sale of business	(3,174)	—	—
Net cash provided by (used in) investing activities	12,745	(551,804)	(56,688)
Financing activities:
Proceeds from exercise of stock options	2,625	8,879	1,457
Employee taxes paid on withholding shares	(4,592)	(2,834)	(4,206)
Proceeds from stock issued under Colleague Stock Purchase Plan	608	535	262
Repurchases of common stock for treasury	(123,133)	(120,000)	(100,000)
Payment on equity forward contract	(13,162)	(30,000)	—
Proceeds from long-term debt	—	850,000	800,000
Repayments of long-term debt	(150,861)	(1,079,713)	(3,000)
Payment of debt discount and issuance costs	—	(49,553)	(18,047)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	(1,790)	—
Net cash (used in) provided by financing activities	(288,515)	(424,476)	676,466
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	534
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,862)	(965,679)	812,511
Cash, cash equivalents and restricted cash at beginning of period	347,937	1,313,616	501,105
Cash, cash equivalents and restricted cash at end of period	275,075	347,937	1,313,616
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	18,236
Cash, cash equivalents and restricted cash of continuing operations at end of period	$275,075	$347,937	$1,295,380
Supplemental cash flow disclosure:
Interest paid	$53,126	$107,093	$14,429
Income taxes paid, net	$12,312	$94,355	$26,431
Non-cash investing and financing activities:
Accrued capital expenditures	$8,203	$4,321	$3,380
Accrued liability for repurchases of common stock	$2,995	$—	$—
Accrued excise tax on share repurchases	$1,126	$—	$—
Settlement of financing liability with assets	$38,606	$—	$—
Decrease in redemption value of redeemable noncontrolling interest put option	$—	$—	$(628)

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2020	80,665	$807	$504,434	$1,928,750	$(10,908)	28,794	$(1,113,333)	$1,309,750
Net income attributable to Adtalem Global Education				70,027				70,027
Other comprehensive income, net of tax					1,816			1,816
Reclassification adjustment for gain on available-for-sale marketable securities					(126)			(126)
Change in redeemable noncontrolling interest put option				628				628
Stock-based compensation			13,880					13,880
Net activity from stock-based compensation awards	434	4	1,561			131	(4,314)	(2,749)
Proceeds from stock issued under Colleague Stock Purchase Plan			(49)			(9)	340	291
Repurchases of common stock for treasury						2,930	(100,000)	(100,000)
June 30, 2021	81,099	811	519,826	1,999,405	(9,218)	31,846	(1,217,307)	1,293,517
Net income attributable to Adtalem Global Education				310,991				310,991
Reclassification adjustment for realized gain on foreign currency translation adjustments					296			296
Reclassification adjustment for loss on interest rate swap					6,695			6,695
Stock-based compensation			23,247					23,247
Net activity from stock-based compensation awards	697	7	8,872			82	(2,834)	6,045
Proceeds from stock issued under Colleague Stock Purchase Plan			(97)			(19)	692	595
Repurchases of common stock for treasury						4,710	(120,000)	(120,000)
Equity forward contract			(30,000)					(30,000)
June 30, 2022	81,796	818	521,848	2,310,396	(2,227)	36,619	(1,339,449)	1,491,386
Net income attributable to Adtalem Global Education				93,358				93,358
Stock-based compensation			14,299					14,299
Net activity from stock-based compensation awards	436	4	2,621			115	(4,592)	(1,967)
Proceeds from stock issued under Colleague Stock Purchase Plan			(7)	(4)		(19)	687	676
Settlement of equity forward contract			30,000				(43,162)	(13,162)
Repurchases of common stock for treasury						3,207	(127,254)	(127,254)
June 30, 2023	82,232	$822	$568,761	$2,403,750	$(2,227)	39,922	$(1,513,770)	$1,457,336

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations

In this Annual Report on Form 10-K, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

Adtalem is a national leader in post-secondary education and a leading provider of professional talent to the healthcare industry. Our schools consist of Chamberlain University (“Chamberlain”), Walden University (“Walden”), the American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM is collectively referred to as the “medical and veterinary schools.” See Note 22 “Segment Information” for information on our reportable segments.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adtalem and its controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100%, but greater than 50%, the noncontrolling ownership interest is reported on our Consolidated Balance Sheets. The noncontrolling ownership interest earnings portion is classified as “net loss attributable to redeemable noncontrolling interest from discontinued operations” in our Consolidated Statements of Income. Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years.

Certain prior periods amounts have been reclassified for consistency with the current period presentation.

Business acquisition and integration expense was $42.7 million, $53.2 million, and $31.6 million in fiscal year 2023, 2022, and 2021, respectively. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. In addition, during fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business acquisition and integration costs in the Consolidated Statements of Income.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximate fair value. We maintain cash and cash equivalent balances that exceed federally insured limits. We have not experienced any losses on our cash and cash equivalents.

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

See Note 11 “Property and Equipment, Net” for additional information.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is May 31.

We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value.

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

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates, which could lead to future impairments of goodwill or intangible assets. See Note 13 “Goodwill and Intangible Assets” for additional information on our goodwill and intangible assets impairment analysis.

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

Capitalized Curriculum Development

Certain costs incurred to create course and educational material for a program offering are capitalized as curriculum development assets within other assets on the Consolidated Balance Sheets. Costs are capitalized for new programs or products, or the content being developed enhances, updates, or improves current programs, curriculum, or products, so long as the cost incurred extends the useful life of the existing curriculum and course content. Costs that are capitalized include payroll and payroll-related costs for employees who spend time producing content and external vendor costs related to the project. Adtalem begins capitalizing costs during the content development phase, which includes time to develop course materials based on the requirements defined in the planning phase. Curriculum development assets are amortized using the straight-line method over the estimated useful life, which is generally three to five years, and amortization is included within cost of education services in the Consolidated Statements of Income.

Treasury Stock

Shares that are repurchased by Adtalem under its share repurchase programs are recorded as treasury stock at cost and result in a reduction in shareholders’ equity. See Note 16 “Share Repurchases” for additional information.

From time to time, shares of our common stock are delivered back to Adtalem under a swap arrangement resulting from employees’ exercise of stock options pursuant to the terms of the Adtalem’s stock-based incentive plans (see Note 18 “Stock-Based Compensation”). In addition, shares of our common stock are delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units (“RSUs”). These shares are recorded as treasury stock at cost and result in a reduction in shareholders’ equity.

Treasury shares are reissued at market value, less a 10% discount, to the Adtalem Colleague Stock Purchase Plan in exchange for employee payroll deductions. The 10% discount is considered compensatory and recorded as an expense in the Consolidated Statements of Income. When treasury shares are reissued, Adtalem uses an average cost method to reduce the treasury stock balance. Gains on the difference between the average cost and the reissuance price, less the amount recorded as expense, are credited to additional paid-in capital. Losses on the difference are charged to additional paid-in capital to the extent that previous net gains from reissuance are included therein, otherwise such losses are charged to retained earnings.

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

Advertising Costs

Advertising costs are expensed when incurred and totaled $219.4 million, $190.7 million, and $72.7 million for the years ended June 30, 2023, 2022, and 2021, respectively. The increase in advertising costs for the year ended June 30, 2023 and 2022 was driven by the Walden acquisition during the first quarter of fiscal year 2022. Advertising costs are included in student services and administrative expense in the Consolidated Statements of Income.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM, and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. EduPristine’s operations and Becker’s and ACAMS’s international operations were measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are recorded as foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income. Transaction gains or losses during each of the fiscal years presented were not material.

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

Recently issued accounting standards not yet adopted

In March 2022, the FASB issued ASU No. 2022-02: “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The guidance was issued as improvements to ASU No. 2016-13. The vintage disclosure changes are relevant to Adtalem and require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. We will implement this guidance effective July 1, 2023. The amendments will impact our disclosures but will not otherwise impact Adtalem’s Consolidated Financial Statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our Consolidated Financial Statements.

Revision to Previously Issued Financial Statements

During the third quarter of fiscal year 2023, Adtalem identified an error in its revenue recognition related to certain scholarship programs within its Medical and Veterinary segment. Certain scholarships and discounts offered within that segment provide students a discount on future tuition that constitute a material right under Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” that should be accounted for as a separate performance obligation within a contract. Adtalem assessed the materiality of this error individually and in the aggregate with other previously identified errors to prior periods’ Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections.” Adtalem concluded that the errors were not material to prior periods and therefore, amendments of previously filed reports are not required. However, Adtalem determined it was appropriate to revise its previously issued financial statements. Treating the discount on future tuition as a material right results in the deferral of revenue for a portion of tuition to future periods. In accordance with ASC 250, Adtalem corrected prior periods presented herein by revising the financial statement line item amounts previously disclosed in SEC filings in order to achieve comparability in the Consolidated Financial Statements. The impact of this revision of Adtalem’s previously reported Consolidated Financial Statements are detailed below. In connection with this revision, Adtalem also corrected other immaterial errors in the prior periods, including certain errors that had previously been adjusted for as out of period corrections in the period identified.

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Balance Sheets (in thousands):

	June 30, 2022
	As reported	Adjustment	As revised
Assets:
Current assets:
Prepaid expenses and other current assets	$126,467	$1,065	$127,532
Total current assets	556,039	1,065	557,104
Total assets	3,029,175	1,065	3,030,240
Liabilities and shareholders' equity:
Current liabilities:
Accrued payroll and benefits	66,642	1,150	67,792
Deferred revenue	144,840	4,970	149,810
Total current liabilities	417,527	6,120	423,647
Noncurrent liabilities:
Other liabilities	65,074	8,626	73,700
Total noncurrent liabilities	1,106,581	8,626	1,115,207
Total liabilities	1,524,108	14,746	1,538,854
Shareholders' equity:
Retained earnings	2,322,810	(12,414)	2,310,396
Accumulated other comprehensive loss	(960)	(1,267)	(2,227)
Total shareholders' equity	1,505,067	(13,681)	1,491,386
Total liabilities and shareholders' equity	3,029,175	1,065	3,030,240

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Income (in thousands, except per share data):

	Year Ended June 30, 2022			Year Ended June 30, 2021
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Revenue	$1,387,122	$(5,280)	$1,381,842	$906,901	$(7,653)	$899,248
Operating cost and expense:
Student services and administrative expense	568,056	(1,562)	566,494	292,482	—	292,482
Total operating cost and expense	1,306,658	(1,562)	1,305,096	788,849	—	788,849
Operating income	80,464	(3,718)	76,746	118,052	(7,653)	110,399
Other income, net	3,820	(2,712)	1,108	6,732	—	6,732
(Loss) income from continuing operations before income taxes	(45,064)	(6,430)	(51,494)	83,419	(7,653)	75,766
Benefit from (provision for) income taxes	15,237	302	15,539	(13,089)	771	(12,318)
(Loss) income from continuing operations	(29,827)	(6,128)	(35,955)	70,330	(6,882)	63,448
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(395)	(591)	(986)	9,485	(178)	9,307
(Provision for) benefit from income taxes	(125,556)	5	(125,551)	(3,340)	178	(3,162)
Income from discontinued operations	347,532	(586)	346,946	6,145	—	6,145
Net income	317,705	(6,714)	310,991	76,475	(6,882)	69,593
Net income attributable to Adtalem	317,705	(6,714)	310,991	76,909	(6,882)	70,027

Amounts attributable to Adtalem:
Net (loss) income from continuing operations	(29,827)	(6,128)	(35,955)	70,330	(6,882)	63,448
Net income from discontinued operations	347,532	(586)	346,946	6,579	—	6,579
Net income attributable to Adtalem	317,705	(6,714)	310,991	76,909	(6,882)	70,027

Earnings (loss) per share:
Basic:
Continuing operations	$(0.62)	$(0.12)	$(0.74)	$1.37	$(0.13)	$1.24
Discontinued operations	$7.18	$(0.01)	$7.17	$0.13	$—	$0.13
Total basic earnings per share	$6.57	$(0.14)	$6.43	$1.50	$(0.14)	$1.36
Diluted:
Continuing operations	$(0.62)	$(0.12)	$(0.74)	$1.36	$(0.13)	$1.23
Discontinued operations	$7.18	$(0.01)	$7.17	$0.13	$—	$0.13
Total diluted earnings per share	$6.57	$(0.14)	$6.43	$1.49	$(0.13)	$1.36

To conform to current period presentation, the previously reported interest and dividend income and investment gain (loss) lines have been condensed to other income, net.

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Comprehensive Income (in thousands):

	Year Ended June 30, 2022			Year Ended June 30, 2021
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Net income	$317,705	$(6,714)	$310,991	$76,475	$(6,882)	$69,593
Gain on foreign currency translation adjustments	59	(59)	—	713	—	713
Comprehensive income before reclassification	317,764	(6,773)	310,991	78,291	(6,882)	71,409
Reclassification adjustment for realized (gain) loss on foreign currency translation adjustments	(349)	645	296	—	—	—
Comprehensive income	324,110	(6,128)	317,982	78,165	(6,882)	71,283
Comprehensive income attributable to Adtalem	324,110	(6,128)	317,982	78,599	(6,882)	71,717

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Cash Flows (in thousands):

	Year Ended June 30, 2022			Year Ended June 30, 2021
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Operating activities:
Net income	$317,705	$(6,714)	$310,991	$76,475	$(6,882)	$69,593
Income from discontinued operations	(347,532)	586	(346,946)	(6,145)	—	(6,145)
(Loss) income from continuing operations	(29,827)	(6,128)	(35,955)	70,330	(6,882)	63,448
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on investments	—	3,271	3,271	(2,638)	—	(2,638)
Changes in assets and liabilities:
Prepaid expenses and other current assets	569	(3,396)	(2,827)	(17,198)	(771)	(17,969)
Accrued payroll and benefits	(13,268)	1,150	(12,118)	12,552	—	12,552
Deferred revenue	65,075	5,280	70,355	5,312	7,653	12,965
Net cash provided by operating activities-continuing operations	163,825	177	164,002	168,760	—	168,760
Net cash provided by operating activities	10,424	177	10,601	192,199	—	192,199
Investing activities:
Proceeds from sales of marketable securities	—	3,447	3,447	2,721	—	2,721
Purchases of marketable securities	—	(3,624)	(3,624)	(10,745)	—	(10,745)
Net cash used in investing activities-continuing operations	(1,509,108)	(177)	(1,509,285)	(47,905)	—	(47,905)
Net cash used in investing activities	(551,627)	(177)	(551,804)	(56,688)	—	(56,688)

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Shareholders’ Equity (in thousands):

	As reported	Adjustment	As revised
June 30, 2020
Retained earnings	$1,927,568	$1,182	$1,928,750
Accumulated other comprehensive loss	(9,055)	(1,853)	(10,908)
Total shareholders' equity	1,310,421	(671)	1,309,750
June 30, 2021
Retained earnings	2,005,105	(5,700)	1,999,405
Accumulated other comprehensive loss	(7,365)	(1,853)	(9,218)
Total shareholders' equity	1,301,070	(7,553)	1,293,517
June 30, 2022
Retained earnings	2,322,810	(12,414)	2,310,396
Accumulated other comprehensive loss	(960)	(1,267)	(2,227)
Total shareholders' equity	1,505,067	(13,681)	1,491,386
Year Ended June 30, 2021
Net income attributable to Adtalem	76,909	(6,882)	70,027
Year Ended June 30, 2022
Net income attributable to Adtalem	317,705	(6,714)	310,991
Other comprehensive income, net of tax	59	(59)	—
Reclassification adjustment for realized (gain) loss on foreign currency translation adjustments	(349)	645	296

3. Acquisitions

Walden University

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interest of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million. Adtalem funded the purchase with the $800.0 million in Notes (as defined in Note 14 “Debt”), the $850.0 million Term Loan B (as defined in Note 14 “Debt”), and available cash on hand. Walden offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees. The acquisition furthers Adtalem’s growth strategy as a national leader in post-secondary education and leading provider of professional talent to the healthcare industry.

The operations of Walden are included in Adtalem’s Walden reportable segment (see Note 22 “Segment Information”). The results of Walden’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition, which included revenue of $485.4 million and net loss of $3.9 million from the operations of Walden in fiscal year 2022. In addition, we incurred acquisition-related costs of $22.3 million and $14.8 million in fiscal year 2022 and 2021, respectively, which were included in business acquisition and integration expense in the Consolidated Statements of Income.

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

The following unaudited pro forma financial information summarizes our results of operations as though the acquisition occurred on July 1, 2020 (in thousands):

	Year Ended June 30,
	2022	2021
Revenue	$1,451,081	$1,533,870
Net income attributable to Adtalem	$385,110	$24,177

The unaudited pro forma financial information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from July 1, 2020, with the consequential tax effects. The unaudited pro forma financial information also includes adjustments to reflect the additional interest expense on the debt we issued to fund the acquisition (see Note 14 “Debt” for additional information). As the ticking fees are representative of the historical interest expense incurred by Adtalem on the Term Loan B from the period of February 12, 2021 to August 12, 2021 and the unaudited pro forma financial information for fiscal year 2021 has been adjusted to include interest expense assuming the Term Loan B had been entered into as of July 1, 2020, we have made a further adjustment to remove the ticking fees recognized in the unaudited pro forma financial information for fiscal year 2022 (see Note 14 “Debt” for additional information on ticking fees). Had the Term Loan B been drawn upon on July 1, 2020, none of the ticking fees would have been incurred and, accordingly, the inclusion of such amounts would be duplicative to the interest expense incurred by Adtalem on a pro forma basis. The acquisition transaction costs we incurred in connection with the Walden acquisition are reflected in the unaudited pro forma financial information results for fiscal year 2021.

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

4. Discontinued Operations and Assets Held for Sale

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s Consolidated Financial Statements as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s free cash flow. Adtalem received $4.1 million and $2.9 million during fiscal year 2023 and 2022, respectively, related to the earn-out, resulting in a total of $7.0 million being received thus far. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “DeVry Note”). The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan repayment of $10.0 million during the third quarter of fiscal year 2022.

On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem sold the issued and outstanding shares of ACAMS, Becker, and OCL to the Purchaser for $962.7 million, net of cash of $21.5 million, subject to certain post-closing adjustments. In addition, on June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration, which resulted in a transfer of $1.9 million in cash. We recorded a loss of $3.6 million in fiscal year 2023 for post-closing working capital adjustments to the initial sales price for ACAMS, Becker, and OCL and a tax return to provision adjustment, which is included in (loss) gain on disposal of discontinued operations before income taxes in the Consolidated Statements of Income. These divestitures are the culmination of a long-term strategy to sharpen the focus of our portfolio and enhance our ability to address the growing and unmet demand for healthcare professionals in the U.S. As these sales represented a strategic shift that had a major effect on Adtalem’s operations and financial results, these businesses previously included in our former Financial Services segment are presented in Adtalem’s Consolidated Financial Statements as discontinued operations. In accordance with GAAP, we have classified ACAMS, Becker, OCL, and EduPristine entities as “Held for Sale” and “Discontinued Operations” in all periods presented as applicable.

The following is a summary of income statement information of operations reported as discontinued operations, which includes ACAMS, Becker, OCL, and EduPristine operations through the date of each respective sale, the gain on disposal of these entities, a loss from post-closing working capital adjustments and a tax return to provision adjustment, and activity related to the DeVry University divestiture, which includes litigation and settlement costs we continue to incur and the earn-outs we received (in thousands):

	Year Ended June 30,
	2023	2022	2021
Revenue	$—	$153,762	$205,479
Operating cost and expense:
Cost of educational services	—	26,996	31,328
Student services and administrative expense	8,464	126,252	161,908
Restructuring expense	—	1,500	2,936
Total operating cost and expense	8,464	154,748	196,172
(Loss) income from discontinued operations before income taxes	(8,464)	(986)	9,307
(Loss) gain on disposal of discontinued operations before income taxes	(3,576)	473,483	—
Benefit from (provision for) income taxes	3,646	(125,551)	(3,162)
(Loss) income from discontinued operations	(8,394)	346,946	6,145
Net loss attributable to redeemable noncontrolling interest from discontinued operations	—	—	434
Net (loss) income from discontinued operations attributable to Adtalem	$(8,394)	$346,946	$6,579

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Year Ended June 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$571,034	$533,725	$334,323	$1,439,082
Other	—	—	11,744	11,744
Total	$571,034	$533,725	$346,067	$1,450,826

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$557,536	$485,393	$328,382	$1,371,311
Other	—	—	10,531	10,531
Total	$557,536	$485,393	$338,913	$1,381,842

	Year Ended June 30, 2021
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$563,814	$—	$332,159	$895,973
Other	—	—	3,275	3,275
Total	$563,814	$—	$335,434	$899,248

In addition, see Note 22 “Segment Information” for a disaggregation of revenue by geographical region.

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

Students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. The amounts of discounts or scholarships are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption based on our historical experience of student persistence toward completion of study. The contract liability associated with these material rights are presented as deferred revenue within current liabilities and other liabilities within noncurrent liabilities on the Consolidated Balance Sheets based on the amounts expected to be redeemed in the next 12 months. The contract liability amount associated with these material rights within current liabilities is $10.6 million and $8.2 million as of June 30, 2023 and 2022, respectively, and the amount within noncurrent liabilities is $10.4 million and $8.6 million as of June 30, 2023 and 2022, respectively. The noncurrent contract liability associated with these material rights is expected to be earned over approximately the next four fiscal years.

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

Contract Balances

Students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term and to provide for any scholarships or discounts that are deemed a material right under ASC 606. As instruction is provided or the deferred value of material rights are redeemed, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s credit extension programs (see Note 10 “Accounts Receivable and Credit Losses”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable is reduced.

Deferred revenue within current liabilities is $153.9 million and $149.8 million as of June 30, 2023 and 2022, respectively, and deferred revenue within noncurrent liabilities is $10.4 million and $8.6 million as of June 30, 2023 and 2022, respectively. Revenue of $149.8 million and $71.7 million was recognized during fiscal year 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2023 and 2022, respectively. Revenue recognized from performance obligations that were satisfied or partially satisfied in prior periods was not material.

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

6. Restructuring Charges

During fiscal year 2023, Adtalem recorded restructuring charges primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. During fiscal year 2022, Adtalem recorded restructuring charges primarily driven by workforce reductions and contract terminations related to synergy actions with regards to the Walden acquisition and Medical and Veterinary and Adtalem’s home office real estate consolidations. During fiscal year 2021, Adtalem recorded restructuring charges primarily driven by Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Adtalem’s home office is classified as “Home Office and Other” in Note 22 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Year Ended June 30, 2023
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$818	$—	$818
Walden	3,191	54	3,245
Medical and Veterinary	7,071	616	7,687
Home Office and Other	6,117	950	7,067
Total	$17,197	$1,620	$18,817

	Year Ended June 30, 2022
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$835	$2,003	$2,838
Walden	—	4,053	4,053
Medical and Veterinary	7,675	2,116	9,791
Home Office and Other	5,977	2,969	8,946
Total	$14,487	$11,141	$25,628

	Year Ended June 30, 2021
	Real Estate and Other	Termination Benefits	Total
Home Office and Other	$6,379	$490	$6,869
Total	$6,379	$490	$6,869

The following table summarizes the separation and restructuring plan activity for fiscal years 2022 and 2023, for which cash payments are required (in thousands):

Liability balance as of June 30, 2021	$—
Increase in liability (separation and other charges)	11,851
Reduction in liability (payments and adjustments)	(11,038)
Liability balance as of June 30, 2022	813
Increase in liability (separation and other charges)	1,620
Reduction in liability (payments and adjustments)	(1,692)
Liability balance as of June 30, 2023	$741

The liability balance of $0.7 million is recorded as accrued liabilities on the Consolidated Balance Sheets as of June 30, 2023. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

7. Other Income, Net

Other income, net consists of the following (in thousands):

	Year Ended June 30,
	2023	2022	2021
Interest and dividend income	$10,654	$4,379	$4,094
Investment (loss) gain	(3,689)	(3,271)	2,638
Other income, net	$6,965	$1,108	$6,732

Investment (loss) gain includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations (see Note 19 “Employee Benefit Plans” for additional information). In addition, investment

(loss) gain includes an impairment of $5.0 million in fiscal year 2023 on an equity investment with no readily determinable fair value (see Note 20 “Fair Value Measurements” for additional information).

8. Income Taxes

Income from continuing operations before income taxes, classified by source of income, was as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Domestic	$51,422	$(112,151)	$12,471
Foreign	60,613	60,657	63,295
Total	$112,035	$(51,494)	$75,766

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Current tax provision (benefit):
U.S. federal	$13,761	$(6,767)	$9,860
State and local	824	4,154	1,691
Foreign	614	725	547
Total current	15,199	(1,888)	12,098
Deferred tax provision (benefit):
U.S. federal	(1,099)	(6,425)	(2,970)
State and local	(4,347)	(6,597)	996
Foreign	530	(629)	2,194
Total deferred	(4,916)	(13,651)	220
Provision for (benefit from) income taxes	$10,283	$(15,539)	$12,318

The effective tax rate differs from the statutory tax rates as follows (in thousands):

	Year Ended June 30,
	2023		2022		2021
Income tax at statutory rate	$23,527	21.0%	$(10,814)	21.0%	$15,911	21.0%
Lower rates on foreign operations	(11,668)	(10.4)%	(12,879)	25.0%	(10,664)	(14.1)%
State income taxes	2,719	2.4%	(661)	1.3%	1,199	1.6%
Loss on investment in subsidiary	—	—%	(1,669)	3.2%	—	—%
Deferred tax benefit from acquisitions and divestitures	—	—%	(1,153)	2.2%	—	—%
Research and development tax credits	(1,862)	(1.7)%	—	—%	—	—%
Change in valuation allowance	(9,769)	(8.7)%	5,406	(10.5)%	(162)	(0.2)%
Reduction in state loss carryforwards	2,340	2.1%	(5,882)	11.4%	—	—%
Permanent non-deductible items	1,630	1.5%	2,788	(5.4)%	796	1.1%
Foreign tax provisions under GILTI	3,569	3.2%	8,581	(16.7)%	4,787	6.3%
Other	(203)	(0.2)%	744	(1.4)%	451	0.6%
Provision for (benefit from) income taxes	$10,283	9.2%	$(15,539)	30.2%	$12,318	16.3%

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

The components of the deferred income tax assets and liabilities were as follows (in thousands):

	June 30,
	2023	2022
Employee benefits	$11,719	$9,936
Stock-based compensation	7,310	6,675
Receivable reserve	6,246	6,919
Capitalized research and experimental costs	8,075	—
Operating lease liabilities	41,235	44,089
Other reserves	6,246	1,865
Loss and credit carryforwards, net	19,259	21,206
Less: valuation allowance	(621)	(10,390)
Gross deferred tax assets	99,469	80,300
Depreciation	(5,643)	(5,314)
Deferred taxes on unremitted foreign earnings	(428)	(397)
Amortization of intangible assets	(31,294)	(18,975)
Operating lease assets	(31,478)	(30,075)
Gross deferred tax liability	(68,843)	(54,761)
Net deferred tax asset	$30,626	$25,539

As of June 30, 2023, Adtalem has $190.8 million of gross, post apportioned state net operating loss carryforwards, and $17.3 million of foreign net operating loss carryforwards in St. Maarten and other jurisdictions. As of June 30, 2022, Adtalem had $259.9 million of gross, post apportioned state net operating loss carryforwards, and $15.7 million of foreign net operating loss carryforwards in St. Maarten and other jurisdictions.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) requires taxpayers to capitalize and subsequently amortize research and experimental (“R&E”) expenditures that fall within the scope of Internal Revenue Code Section 174 for tax years starting after December 31, 2021. This rule became effective for Adtalem during fiscal year 2023 and resulted in the deferred tax asset for capitalization of R&E costs of $8.1 million, based on interpretation of the law as currently enacted. Adtalem will capitalize and amortize these costs for tax purposes over 5 years for R&E performed in the U.S. and over 15 years for R&E performed outside of the U.S.

Adtalem has the following tax net operating loss (tax effected), interest (tax effected), and credit carryforwards as of June 30, 2023 (in thousands):

	June 30,	Years of Expiration
	2023	Beginning	Ending

U.S. interest expense carryforwards	$1,861	no expiration
U.S. credit carryforwards	672	2027	2030
State net operating loss carryforwards	10,388	2024	2042
State interest expense carryforwards	862	no expiration
Foreign net operating loss carryforwards	5,476	2024	2033
Total loss and credit carryforwards, net	$19,259

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

Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $0.6 million as of June 30, 2023 and mainly relates to foreign net operating loss carryforwards. The valuation allowance on our deferred tax assets was $10.4 million as of June 30, 2022 and relates to foreign and state net operating loss carryforwards. The valuation allowance decreased by $9.8 million in fiscal year 2023 compared to fiscal year 2022 and increased by $5.4 million in fiscal year 2022 compared to fiscal year 2021. Insufficient projected taxable income in certain jurisdictions gives rise to the need for a valuation allowance.

Based on Adtalem’s expectations for future taxable income, management believes that it is more likely than not that operating income in other respective jurisdictions will be sufficient to recognize fully all deferred tax assets.

Our income tax provisions or benefits from continuing operations were $10.3 million tax provision, $15.5 million tax benefit, and $12.3 million tax provision in fiscal year 2023, 2022, and 2021, respectively. Fiscal year 2023 resulted in an income tax provision compared to an income tax benefit in fiscal year 2022 primarily due to the impacts recognized in fiscal year 2022 related to the Walden acquisition. In addition, in fiscal year 2023, we recorded a net tax benefit of $6.4 million for the release of a valuation allowance on certain deferred tax assets based on our reassessment of the amount of state net operating loss carryforwards that are more likely than not to be realized. The net benefit is comprised of the release of a valuation allowance of $9.3 million offset by a reduction in state net operating loss carryforwards of $2.3 million and a revaluation of deferred tax assets due to a tax rate change of $0.6 million. The income tax benefits in fiscal year 2022 and the income tax expense in fiscal years 2023 and 2021 reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), state and local taxes, benefits of the foreign rate differences, tax credits related to research and development expenditures, a net tax benefit for the release of a valuation allowance on state net operating loss carryforwards, and benefits associated with local tax incentives.

As of June 30, 2023 and 2022, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $13.1 million and $11.6 million, respectively, which if recognized, would impact the effective tax rate.

We expect that our unrecognized tax benefits will decrease during the next 12 months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to be immaterial. Adtalem classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2023 and 2022 was $1.6 million and $0.9 million, respectively. Interest and penalties expense recognized during the years ended June 30, 2023, 2022, and 2021 were a net increase of $0.7 million, $0.3 million, and $0.2 million, respectively. The changes in our unrecognized tax benefits were (in thousands):

	Year Ended June 30,
	2023	2022	2021
Balance at beginning of period	$11,645	$9,836	$10,473
Increases from positions taken during prior periods	1,299	1,074	—
Decreases from positions taken during prior periods	—	(1,737)	(419)
Increases from positions taken during the current period	665	2,845	42
Reductions due to lapse of statute	(481)	(373)	(257)
Reductions due to settlement	—	—	(3)
Balance at end of period	$13,128	$11,645	$9,836

Adtalem files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions based on existing tax laws and incentives. Adtalem remains generally subject to examination in the U.S. for years beginning on or after July 1, 2019; in various states for years beginning on or after July 1, 2017; and in our significant foreign jurisdictions for years beginning on or after July 1, 2017.

9. Earnings per Share

As a result of incurring a net loss from continuing operations in fiscal year 2022, potential common stock of 416 thousand shares were excluded from diluted loss per share because the effect would have been antidilutive. As further described in Note 16 “Share Repurchases,” on March 14, 2022, we entered into an accelerated share repurchase (“ASR”)

agreement to repurchase $150.0 million of common stock. For purposes of calculating earnings per share for the periods presented, Adtalem reflected the ASR agreement as a repurchase of Adtalem common stock and as a forward contract indexed to its own common stock. Based on the volume-weighted average price of Adtalem’s common stock per the terms of the ASR agreement, common stock of 76 thousand shares were contingently issuable by Adtalem under the ASR agreement and were included in the diluted earnings per share calculation for fiscal year 2023 because the effect would have been dilutive. As of June 30, 2023, the ASR agreement is no longer outstanding. Certain shares related to stock awards were excluded from the computation of earnings per share because the effect would have been antidilutive. The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Year Ended June 30,
	2023	2022	2021
Numerator:
Net income (loss) attributable to Adtalem:
Continuing operations	$101,752	$(35,955)	$63,448
Discontinued operations	(8,394)	346,946	6,579
Net income attributable to Adtalem	$93,358	$310,991	$70,027

Denominator:
Weighted-average basic shares outstanding	44,781	48,388	51,322
Effect of dilutive stock awards	743	—	323
Effect of ASR	76	—	—
Weighted-average diluted shares outstanding	45,600	48,388	51,645

Earnings (loss) per share attributable to Adtalem:
Basic:
Continuing operations	$2.27	$(0.74)	$1.24
Discontinued operations	$(0.19)	$7.17	$0.13
Total basic earnings per share	$2.08	$6.43	$1.36
Diluted:
Continuing operations	$2.23	$(0.74)	$1.23
Discontinued operations	$(0.18)	$7.17	$0.13
Total diluted earnings per share	$2.05	$6.43	$1.36

Weighted-average antidilutive shares	403	1,869	1,143

10. Accounts Receivable and Credit Losses

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

The classification of our accounts receivable balances was as follows (in thousands):

	June 30, 2023
	Gross	Allowance	Net
Trade receivables, current	$129,318	$(29,190)	$100,128
Financing receivables, current	4,757	(2,136)	2,621
Accounts receivable, current	$134,075	$(31,326)	$102,749

Financing receivables, current	$4,757	$(2,136)	$2,621
Financing receivables, noncurrent	36,368	(9,332)	27,036
Total financing receivables	$41,125	$(11,468)	$29,657

	June 30, 2022
	Gross	Allowance	Net
Trade receivables, current	$109,882	$(30,897)	$78,985
Financing receivables, current	6,116	(3,466)	2,650
Accounts receivable, current	$115,998	$(34,363)	$81,635

Financing receivables, current	$6,116	$(3,466)	$2,650
Financing receivables, noncurrent	36,265	(11,425)	24,840
Total financing receivables	$42,381	$(14,891)	$27,490

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

Credit Quality

The primary credit quality indicator for our financing receivables is delinquency. Balances are considered delinquent when contractual payments on the loan become past due. We write-off financing receivable balances after they have been sent to a third-party collector, the timing of which varies by the institution granting the loan, but in most cases is when the financing agreement is at least 181 days past due. Payments are applied first to outstanding interest and then to the unpaid principal balance.

The credit quality analysis of financing receivables as of June 30, 2023 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2019	2020	2021	2022	2023	Total
1-30 days past due	$186	$79	$115	$137	$735	$1,944	$3,196
31-60 days past due	61	34	—	359	573	1,103	2,130
61-90 days past due	97	39	110	65	559	368	1,238
91-120 days past due	2	17	2	13	77	200	311
121-150 days past due	62	37	26	45	147	129	446
Greater than 150 days past due	2,641	734	708	2,071	1,457	381	7,992
Total past due	3,049	940	961	2,690	3,548	4,125	15,313
Current	6,199	1,112	820	5,350	2,608	9,723	25,812
Financing receivables, gross	$9,248	$2,052	$1,781	$8,040	$6,156	$13,848	$41,125

The credit quality analysis of financing receivables as of June 30, 2022 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2018	2019	2020	2021	2022	Total
1-30 days past due	$104	$140	$114	$191	$699	$782	$2,030
31-60 days past due	278	38	214	145	691	332	1,698
61-90 days past due	58	29	217	8	668	273	1,253
91-120 days past due	97	139	113	45	670	14	1,078
121-150 days past due	17	30	20	41	206	81	395
Greater than 150 days past due	6,978	876	1,077	683	1,596	377	11,587
Total past due	7,532	1,252	1,755	1,113	4,530	1,859	18,041
Current	4,687	2,229	1,483	1,167	8,910	5,864	24,340
Financing receivables, gross	$12,219	$3,481	$3,238	$2,280	$13,440	$7,723	$42,381

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

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Year Ended June 30, 2023
	Trade	Financing	Total
Beginning balance	$30,897	$14,891	$45,788
Write-offs	(43,273)	(7,653)	(50,926)
Recoveries	12,207	590	12,797
Provision for credit losses	29,359	3,640	32,999
Ending balance	$29,190	$11,468	$40,658

	Year Ended June 30, 2022
	Trade	Financing	Total
Beginning balance	$11,559	$16,832	$28,391
Write-offs	(15,980)	(5,287)	(21,267)
Recoveries	11,488	35	11,523
Provision for credit losses	23,830	3,311	27,141
Ending balance	$30,897	$14,891	$45,788

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan payment of $10.0 million during the third quarter of fiscal year 2022.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem held a mortgage from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable was included in other assets, net on the Consolidated Balance Sheets as of June 30, 2022 in the amount of $44.0 million and was determined by discounting the future cash flows using an average of current rates for similar arrangements, which was estimated at 7% per annum. On February 23, 2023, DePaul College Prep paid the mortgage in full, which resulted in derecognition of the note receivable from the Consolidated Balance Sheets.

11. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2023	2022
Land	$38,345	$44,478
Building	303,737	342,236
Equipment	226,600	268,352
Construction in progress	28,668	11,188
Property and equipment, gross	597,350	666,254
Accumulated depreciation	(338,828)	(376,328)
Property and equipment, net	$258,522	$289,926

Depreciation expense was $41.6 million, $44.6 million, and $33.9 million for the years ended June 30, 2023, 2022, and 2021, respectively.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and held a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The buyer had an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes. Adtalem continued to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheets. See Note 10 “Accounts Receivable and Credit Losses” for a discussion on the discounting of the note receivable. On February 23, 2023, DePaul College Prep paid the mortgage in full. The $46.8 million received during fiscal year 2023 is classified as an investing activity in the Consolidated Statements of Cash Flows. Upon receiving full repayment of the mortgage, Adtalem no longer is involved in the financing of the sale and therefore derecognized the note receivable, the financing payable, and the assets associated with the campus facility, which resulted in recognizing a gain on sale of assets of $13.3 million in fiscal year 2023. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 22 “Segment Information.”

12. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through January 2035, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes the noncancelable period of the lease, as well as any periods for which we are reasonably certain to exercise extension options. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have not entered into any financing leases.

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

As of June 30, 2023, we entered into one additional operating lease that has not yet commenced. The lease is expected to commence during the second quarter of fiscal year 2024, has a 12-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $16.6 million.

The components of lease cost were as follows (in thousands):

	Year Ended June 30,
	2023	2022
Operating lease cost	$48,181	$55,257
Sublease income	(13,329)	(13,920)
Total lease cost	$34,852	$41,337

Maturities of lease liabilities by fiscal year as of June 30, 2023 were as follows (in thousands):

Operating
Fiscal Year	Leases
2024	$49,487
2025	43,307
2026	37,468
2027	35,499
2028	28,350
Thereafter	59,538
Total lease payments	253,649
Less: tenant improvement allowance not yet received	(3,364)
Less: imputed interest	(49,171)
Present value of lease liabilities	$201,114

Lease term and discount rate were as follows:

June 30, 2023
Weighted-average remaining operating lease term (years)	6.2
Weighted-average operating lease discount rate	6.4%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Year Ended June 30,
	2023	2022
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$58,198	$52,540
Operating lease assets obtained in exchange for operating lease liabilities	$32,476	$49,136

Adtalem maintains an agreement to lease one facility owned by Adtalem to DeVry University with an expiration date of December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at seven of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum lease and sublease rental income under these agreements as of June 30, 2023, were as follows (in thousands):

Fiscal Year	Amount
2024	$10,204
2025	5,082
2026	2,038
Total lease and sublease rental income	$17,324

13. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	June 30,
	2023	2022
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
AUC	68,321	68,321
RUSM	180,089	180,089
RUSVM	57,084	57,084
Total	$961,262	$961,262

The table below summarizes goodwill balances by reportable segment (in thousands):

	June 30,
	2023	2022
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

The table below summarizes the changes in goodwill balances by reportable segment (in thousands):

			Medical and
	Chamberlain	Walden	Veterinary	Total
June 30, 2021	$4,716	$—	$305,494	$310,210
Acquisition	—	651,052	—	651,052
June 30, 2022	$4,716	$651,052	$305,494	$961,262
June 30, 2023	$4,716	$651,052	$305,494	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	June 30, 2023		June 30, 2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(137,476)	$161,900	$(87,457)	3 Years
Curriculum	56,091	(21,037)	56,091	(9,817)	5 Years
Total	$217,991	$(158,513)	$217,991	$(97,274)

Indefinite-lived intangible assets consisted of the following (in thousands):

	June 30,
	2023	2022
Walden trade name	$119,560	$119,560
AUC trade name	17,100	17,100
RUSM trade name	3,500	3,500
RUSVM trade name	1,600	1,600
Chamberlain Title IV eligibility and accreditations	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	495,800
AUC Title IV eligibility and accreditations	100,000	100,000
RUSM Title IV eligibility and accreditations	11,600	11,600
RUSVM Title IV eligibility and accreditations	2,500	2,500
Total	$752,860	$752,860

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	June 30,
	2023	2022
Chamberlain	$1,200	$1,200
Walden	615,360	615,360
Medical and Veterinary	136,300	136,300
Total	$752,860	$752,860

Amortization expense for amortized intangible assets was $61.2 million and $97.3 million in the years ended June 30, 2023 and 2022, respectively. There was no amortization expense for the year ended June 30, 2021. Future intangible asset amortization expense, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2024	$35,644
2025	11,220
2026	11,220
2027	1,394
Total	$59,478

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

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. There were no triggering events in fiscal year 2023 and our annual testing date is May 31.

Adtalem has five reporting units that contain goodwill and indefinite-lived intangible assets as of May 31, 2023. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value.

As of May 31, 2023, we elected to perform a qualitative assessment for all reporting units, except Walden. We analyzed qualitative factors, including results of operations and business conditions of the four reporting units, significant changes in cash flows of the reporting unit level or individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceeded carrying values to determine if it is more likely than not that the goodwill or indefinite-lived intangible assets were impaired. Based on the qualitative assessment of the four reporting units, it was determined that it was more likely than not that the fair values of the reporting units or individual indefinite-lived intangible assets exceeded the respective carrying values.

As of May 31, 2023, we did not elect to perform a qualitative assessment for the Walden trade name and Walden Title IV eligibility and accreditation indefinite-lived intangible assets, and therefore performed a quantitative assessment of the respective fair values. In determining fair value of the Walden trade name indefinite-lived intangible asset, we used the relief-from-royalty method. The significant estimates used in this valuation approach are the risk-adjusted discount rate of 12.5%, forecasted revenue, a terminal revenue growth rate of 3.0% and a royalty rate of 2.25%. In determining fair value of the Walden Title IV eligibility and accreditation indefinite-lived intangible asset, we used the with and without method in a discounted cash flow model. The significant estimates used in this valuation approach are the risk-adjusted discount rate of 12.5%, forecasted revenue with and without the accreditations in place, and forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) with and without the accreditations in place. Based on these quantitative assessments, it was determined that the fair values of these indefinite-lived intangible assets in the Walden reporting unit exceeded their carrying values and therefore no impairment was identified.

As of May 31, 2023, we did not elect to perform a qualitative assessment for our Walden reporting unit and therefore performed a quantitative assessment of the reporting unit’s fair value. In determining fair value of the Walden reporting unit, we used the discounted cash flow method and the market multiple valuation approach. The significant estimates used in the discounted cash flow model are the risk-adjusted discount rate of 12.5%, forecasted revenue and EBITDA, and terminal growth rates of 3%. The significant estimates used in the market multiple valuation approach include earnings multiples for comparable companies. Based on this quantitative assessment, it was determined that the fair value of the Walden reporting unit exceeded its carrying value and therefore no goodwill impairment was identified.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. If economic conditions deteriorate, interest rates continue to rise, or operating performance of our Walden or other reporting units do not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

14. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	June 30,
	2023	2022
Total debt:
Senior Secured Notes due 2028	$404,950	$405,882
Term Loan B	303,333	453,333
Total principal payments due	708,283	859,215
Unamortized debt discount and issuance costs	(13,206)	(20,307)
Total amount outstanding and noncurrent	$695,077	$838,908

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2024	$—
2025	—
2026	—
2027	—
2028	708,283
Total	$708,283

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $2.1 million recorded within interest expense in the Consolidated Statements of Income for the year ended June 30, 2022. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $0.1 million recorded within interest expense in the Consolidated Statements of Income for the year ended June 30, 2023. This debt was subsequently retired.

Accrued interest on the Notes of $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of each of June 30, 2023 and 2022.

Credit Agreement

On February 12, 2021, Adtalem placed an $850.0 million senior secured term loan (“Term Loan B”) into the loan market to provide future funding for the Walden acquisition. For 30 days beginning on March 15, 2021, Adtalem began accruing ticking fees at 50% of the applicable 4.5% margin. Beginning on April 14, 2021 and until the closing date of the Term Loan B, Adtalem accrued ticking fees at a rate equal to LIBOR plus a 4.5% margin, subject to a LIBOR floor of 0.75%. All ticking fees were paid at the time of the Term Loan B closing date, on August 12, 2021, and were recorded within interest expense as accrued in the Consolidated Statements of Income.

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

Through June 30, 2023, interest on our Credit Facility was set based on LIBOR, which was based on observable market transactions. The Credit Agreement provides guidance surrounding the implementation of a replacement benchmark rate. On June 27, 2023, Adtalem entered into Amendment No. 1 to Credit Agreement, identifying the Secured Overnight Financing Rate (“SOFR”) as the replacement benchmark rate for eurocurrency rate loans within the Credit Agreement. Beginning with the next interest rate reset in July 2023, the base rate will change to SOFR.

Term Loan B

Borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. As of June 30, 2023, the interest rate for borrowings under the Term Loan B facility was 9.19%, which approximated the effective interest rate. The proceeds of the Term Loan B were used, among other things, to finance the Walden acquisition, refinance Adtalem’s Prior Credit Agreement (as defined below), and pay fees and expenses related to the Walden acquisition. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million and $50.0 million on September 22, 2022 and November 22, 2022, respectively.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to LIBOR, subject to a LIBOR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% for LIBOR borrowings or 2.75% to 3.25% for ABR borrowings depending on Adtalem’s net first lien leverage ratio for such period. There were no borrowings under the Revolver during the year ended June 30, 2023 or 2022.

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of June 30, 2023, of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $323.8 million as of June 30, 2023.

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

On July 29, 2021, prior to refinancing our Credit Agreement (as discussed above), we settled and terminated the Swap for $4.5 million, which resulted in a charge to interest expense in the year ended June 30, 2022.

Prior Revolver

Prior Revolver interest was equal to LIBOR or a LIBOR-equivalent rate for eurocurrency rate loans or a base rate, plus an applicable margin based on Adtalem’s consolidated leverage ratio, as defined in the Prior Credit Agreement. The applicable margin ranged from 1.75% to 2.75% for eurocurrency rate loans and from 0.75% to 1.75% for base rate loans.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The remaining $6.0 million of unamortized debt issuance costs related to the Prior Credit Facility and the $10.3 million of debt issuances costs associated with an unused bridge facility, which was in place should the permanent financing not have been obtained, were expensed in interest expense in the Consolidated Statements of Income in the year ended June 30, 2022. In addition, based on the $396.7 million prepayment on the Term Loan B and $394.1 million prepayment on the Notes during fiscal year 2022, we expensed $12.5 million and $6.8 million, respectively, in interest expense in the Consolidated Statements of Income for the year ended June 30, 2022, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B and Notes as of the prepayment dates. In addition, based on the $150.0 million prepayments on the Term Loan B during fiscal year 2023, we expensed $4.3 million in interest expense in the Consolidated Statements of Income for the year ended June 30, 2023, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment date. The following table summarizes the unamortized debt discount and issuance costs activity for fiscal year 2023 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2022	$6,725	$13,582	$8,383	$28,690
Amortization of debt discount and issuance costs	(1,118)	(1,686)	(2,028)	(4,832)
Debt discount and issuance costs write-off	(15)	(4,282)	—	(4,297)
Unamortized debt discount and issuance costs as of June 30, 2023	$5,592	$7,614	$6,355	$19,561

Off-Balance Sheet Arrangements

Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of June 30, 2023, in favor of the U.S. Department of Education (“ED”) on behalf of Walden, which allows Walden to participate in Title IV programs. In addition, Adtalem has posted a letter of credit under its Revolver in the amount of $76.2 million as of June 30, 2023, in favor of ED, which also allows Walden to participate in Title IV programs.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $31.9 million of surety bonds with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

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

Interest Expense

The components of interest expense were as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Notes interest expense	$22,301	$39,371	$14,667
Term Loan B interest expense	26,831	33,413	—
Term Loan B ticking fees	—	5,330	11,263
Prior Term Loan B interest expense	—	1,272	9,311
Term Loan B debt discount and issuance costs write-off	4,282	12,471	—
Notes issuance costs write-off	15	6,771	—
Gain on extinguishment of debt	(71)	(2,072)	—
Unused bridge fee	—	10,329	—
Prior Credit Facility issuance costs write-off	—	6,000	—
Swap settlement	—	4,525	—
Amortization of debt discount and issuance costs	4,832	7,083	2,657
Other	4,910	4,855	3,467
Total interest expense	$63,100	$129,348	$41,365

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

Adtalem was in compliance with the debt covenants related to the Credit Agreement and the Notes covenants as of June 30, 2023.

15. Redeemable Noncontrolling Interest

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

16. Share Repurchases

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

			Life-to-Date
	Year Ended June 30,		Current Share
	2023	2022	Repurchase Program
Total number of share repurchases	3,207,036	—	3,207,036
Total cost of share repurchases	$127,254	$—	$127,254
Average price paid per share	$39.68	$—	$39.68

As of June 30, 2023, $172.7 million of authorized share repurchases were remaining under the current share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in private negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

ASR Agreement

On March 14, 2022, we entered into an ASR agreement to repurchase $150.0 million of common stock. We received an initial delivery of 4,709,576 shares of common stock representing approximately 80% of the total shares expected to be delivered at the time of executing the ASR based on the per share price on the day prior to the execution date. This initial delivery of shares reduced the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations. The final number of shares to be repurchased was based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. See Note 9 “Earnings per Share” for information on the ASR impact to earnings per share for fiscal year 2023. The ASR agreement ended on October 14, 2022. Based on the volume-weighted average price of Adtalem’s common stock during the term of the ASR agreement, Adtalem owed the counter party 332,212 shares of common stock. We elected to settle the contract in cash instead of delivering shares by making a cash payment of $13.2 million on November 2, 2022.

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

17. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Year Ended June 30,
	2023	2022	2021
Foreign currency translation adjustments
Beginning balance	$(2,227)	$(2,523)	$(3,236)
Gain on foreign currency translation	—	—	713
Reclassification from other comprehensive income	—	296	—
Ending balance	$(2,227)	$(2,227)	$(2,523)

Available-for-sale marketable securities
Beginning balance, gross	$—	$—	$242
Beginning balance, tax effect	—	—	(59)
Beginning balance, net of tax	—	—	183
Unrealized loss on available-for-sale marketable securities	—	—	(75)
Tax effect	—	—	18
Reclassification from other comprehensive income	—	—	(126)
Ending balance	$—	$—	$—

Interest rate swap
Beginning balance, gross	$—	$(8,926)	$(10,399)
Beginning balance, tax effect	—	2,231	2,544
Beginning balance, net of tax	—	(6,695)	(7,855)
Unrealized gain on interest rate swap	—	—	1,473
Tax effect	—	—	(313)
Reclassification from other comprehensive income	—	6,695	—
Ending balance	$—	$—	$(6,695)

Total ending balance	$(2,227)	$(2,227)	$(9,218)

18. Stock-Based Compensation

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

As of June 30, 2023, 2,730,474 shares were authorized for issuance but not issued or subject to outstanding awards under Adtalem’s stock-based incentive plans.

We issued options generally with a four-year graduated vesting from the grant date that expire ten years from the grant date. The option price under the plans is the fair market value of the shares on the date of the grant. The Compensation Committee of the Board determined to no longer grant stock options beginning with the fiscal year 2023 stock-based grant awards. The following is a summary of options activity for the year ended June 30, 2023:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2022	1,144,372	$35.36
Exercised	(93,021)	28.23
Forfeited	(3,975)	36.46
Expired	(1,575)	18.60
Outstanding as of June 30, 2023	1,045,801	36.02	5.5	$1,218
Exercisable as of June 30, 2023	774,995	$36.04	4.8	$980

The total intrinsic value of options exercised in the years ended June 30, 2023, 2022, and 2021 was $1.1 million, $6.9 million, and $1.1 million, respectively. The tax benefit from options exercised for the years ended June 30, 2023, 2022, and 2021 was $0.3 million, $1.8 million, and $0.3 million, respectively.

The fair value of Adtalem’s options was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also considers the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the years ended June 30, 2022 and 2021 was $14.72 and $12.23, per share, respectively. No stock options were granted during fiscal year 2023. The fair value of Adtalem’s option grants was estimated assuming the following weighted-average assumptions:

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

During fiscal year 2023, Adtalem granted 525,180 RSUs to selected employees and directors. Of these, 200,720 were performance-based RSUs and 324,460 were non-performance-based RSUs. We issue performance-based RSUs generally with a three-year cliff vest from the grant date. The final number of shares issued under performance-based RSUs is based on metrics approved by the Compensation Committee of the Board. Prior to fiscal year 2023, we issued non-performance-based RSUs generally with a four-year graduated vesting from the grant date. Beginning in fiscal year 2023, we issue non-performance-based RSUs generally with a three-year graduated vesting from the grant date. We also regularly issue RSUs to our Board members with a one-year cliff vest from the grant date. The recipient of the non-performance-based RSUs has the right to receive dividend equivalents, if any. This right does not pertain to the performance-based RSUs. The following is a summary of RSU activity for the year ended June 30, 2023:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of July 1, 2022	1,171,692	$35.05
Granted	525,180	40.10
Vested	(342,713)	37.19
Forfeited	(126,126)	37.07
Unvested as of June 30, 2023	1,228,033	$36.40

The weighted-average estimated grant date fair values of RSUs granted at market price under Adtalem’s stock-based incentive plans in the years ended June 30, 2023, 2022, and 2021 were $40.10, $35.03, and $31.26 per share, respectively.

Stock-based compensation expense, which is included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Stock-based compensation	$14,299	$22,611	$12,824
Income tax benefit	(3,938)	(3,658)	(2,824)
Stock-based compensation, net of tax	$10,361	$18,953	$10,000

As of June 30, 2023, $22.7 million of total pre-tax unrecognized stock-based compensation expense related to unvested grants is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of options and RSUs vested during the years ended June 30, 2023, 2022, and 2021 was $15.0 million, $15.2 million, and $17.3 million, respectively. There was no capitalized stock-based compensation cost as of each of June 30, 2023 and 2022. Adtalem issues new shares of common stock to satisfy option exercises and RSU vests.

19. Employee Benefit Plans

401(k) Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in Adtalem’s 401(k) Retirement Plan. Effective January 1, 2020, Adtalem makes a matching employer contribution into the 401(k) Retirement Plan of 100% up to the first 6% of the participant’s eligible compensation. Expense for the matching employer contributions under the plan were $17.9 million, $18.4 million, and $12.0 million for the years ended June 30, 2023, 2022, and 2021, respectively.

Colleague Stock Purchase Plan

Under provisions of Adtalem’s current Colleague Stock Purchase Plan, any eligible employee may authorize Adtalem to withhold up to $25,000 of annual wages to purchase common stock of Adtalem. Adtalem implemented a new Colleague Stock Purchase Plan approved by stockholders at Adtalem’s annual meeting of stockholders held on November 6, 2019 which allows for the issuance of 500,000 shares. Currently, employees can purchase Adtalem’s common stock at 90% of the prevailing market price on the purchase date. Adtalem subsidizes the remaining 10% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2023, 2022, and 2021. Total shares issued under the plans were 18,463, 18,328, and 8,857 for the years ended June 30, 2023, 2022, and 2021, respectively. These plans are intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, Adtalem is re-issuing treasury shares to satisfy colleague share purchases under this plan.

Nonqualified Deferred Compensation Plan

Adtalem has a nonqualified deferred compensation (“NDCP”) plan for highly compensated employees and its Board members. The plan allows participants to make tax-deferred contributions that cannot be made under the 401(k) Retirement Plan because of Internal Revenue Service limitations. The plan permits the deferral of up to 50% of a participant’s salary and up to 100% of a participant’s bonus or board fee. Adtalem currently matches up to 6% of the total eligible compensation of participants who make contributions under the plan. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Total liabilities under the NDCP plan included in accrued liabilities on the Consolidated Balance Sheets as of June 30, 2023 and 2022 were $12.6 million and $16.3 million, respectively. The increase or decrease in the fair value of the liabilities under the NDCP plan is included in student services and administrative expense in the Consolidated Statements of Income.

We have elected to fund our NDCP plan obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are placed in investments whose performance is generally consistent with the investments chosen by participants under their NDCP plan accounts, which are designated as trading securities and carried at fair value. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2023 and 2022 was $12.5 million and $17.8 million, respectively. We record trading gains and losses in other income, net in the Consolidated Statements of Income.

20. Fair Value Measurements

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2023 and 2022 was $12.5 million and $17.8 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates its fair value, is included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of June 30, 2023 and 2022 of $29.7 million and $27.5 million, respectively, and is classified as Level 2. See Note 10 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep. In connection with the sale, Adtalem held a mortgage from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable, which approximates its fair value, is included in other assets, net on the Consolidated Balance Sheets as of June 30, 2022 was $44.0 million. Fair value was estimated by discounting the future cash flows using an average of current rates for similar arrangements, which was estimated at 7% per annum and was classified as Level 2. On February 23, 2023, DePaul College Prep paid the mortgage in full, which resulted in derecognition of the note receivable from the Consolidated Balance Sheets.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of June 30, 2023 and 2022 were $12.6 million and $16.3 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of June 30, 2023 and 2022, borrowings under our long-term debt agreements were $708.3 million and $859.2 million, respectively. The fair value of the Notes was $368.5 million as of June 30, 2023, which is based upon quoted market prices and is classified as Level 1. The fair value of the Term Loan B was $304.3 million as of June 30, 2023, which is based upon quoted market prices in a non-active market and is classified as Level 2. See Note 14 “Debt” for additional information on our long-term debt agreements.

As of June 30, 2023 and 2022, there were no assets or liabilities measured at fair value using Level 3 inputs.

We recorded an impairment of $5.0 million on an equity investment with no readily determinable fair value within other income, net in the Consolidated Statements of Income in the year ended June 30, 2023 as the carrying value is no longer recoverable. Since initial recognition of the investment, there have been no upward or downward adjustments as a result of observable price changes. Following the impairment, the carrying amount of $5.0 million was reduced to zero.

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangible assets arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangible assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2023. See Note 13 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

21. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. As of June 30, 2023, Adtalem believes it has adequately reserved for potential losses. The following is a description of pending legal and regulatory matters that may be considered other than ordinary, routine, and incidental to the business. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. We have recorded accruals for those matters where management believes a loss is probable and can be reasonably estimated as of June 30, 2023. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff sought compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The plaintiff later filed an amended complaint asserting similar claims with a new lead plaintiff, Dave McCormick. After discussions among the parties, the court granted a Motion for Preliminary Approval of Class Action Settlement (the “McCormick Settlement”) on May 28, 2020. In conjunction with the McCormick Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which is recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets as of each of June 30, 2023 and 2022. Adtalem management determined a loss contingency was probable and reasonably estimable. As such, we also recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheets as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statements of Income (Loss) for the year ended June 30, 2020. As of June 30, 2020, we had anticipated the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2021. We now anticipate the potential payments related to this loss contingency to be made from the escrow account during fiscal year 2024. This loss contingency estimate could differ from actual results and result in additional charges or reversals in future periods. The court issued an order approving the McCormick Settlement on October 7, 2020 and dismissed the action with prejudice. On November 2, 2020, Stoltmann Law Offices filed on behalf of Jose David Valderrama (“Valderrama”), a class member who objected to the terms of the McCormick Settlement, a notice of appeal of the court’s order approving the McCormick Settlement. On November 5, 2020, Richardo Peart (“Peart”), another class member who objected to the terms of the McCormick Settlement, filed a similar notice of appeal. Those appeals were consolidated before the Appellate Court of Illinois, First District and fully briefed. The Appellate Court agreed to stay Valderrama’s and Peart’s appeals of the McCormick Settlement pending the outcome of mediation involving the objections to the McCormick Settlement. The objections were not resolved at a mediation on February 1, 2022. Valderrama’s objection was withdrawn as part of the Stoltmann settlement discussed below. Peart’s objection remained pending a decision by the Appellate Court. On May 4, 2022, the Appellate Court denied Peart’s objection and affirmed the Circuit Court of Cook County’s approval of the McCormick Settlement. Adtalem settled with Peart and the $44.95 million McCormick Settlement became final. The $44.95 million settlement fund was reduced by $8.92 million reflecting an offset of amounts paid to the Settlement Class. Adtalem received the $8.92 million return of escrow on July 18, 2023. The remaining $36.03 million settlement fund is being distributed to the Settlement Class.

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

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. On March 23, 2022, Walden filed a Motion to Dismiss the Plaintiffs’ claims for failure to state a claim upon which relief can be granted. On November 27, 2022, the Court denied Walden’s motion to dismiss the complaint. Plaintiffs filed an amended complaint to add an additional plaintiff, Tareion Fluker. Walden answered the amended complaint on February 2, 2023. The parties participated in a non-binding mediation on May 4, 2023 and settlement discussions are ongoing. The parties filed a joint motion to stay discovery through August 31, 2023 pending the outcome of the ongoing settlement discussions.

On June 6, 2022, plaintiff Rajesh Verma filed a lawsuit on behalf of himself and a class of similarly situated individuals in the Circuit Court of the Fourth Judicial Circuit, Duval County Florida, against Walden alleging that Walden was placing telephonic sales calls to persons on the National Do-Not-Call Registry, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq. Although originally filed in state court, Walden removed the case to federal court and filed a motion to dismiss plaintiff’s complaint. On August 26, 2022, plaintiff filed a motion to remand Count I of the complaint to state court. On March 2, 2023, plaintiff filed an amended complaint to add a Florida state law claim against Walden under the Florida Telephone Solicitation Act (“FTSA”). On March 16, 2023, Walden filed its answer to the amended complaint. On March 29, 2023, Walden’s motion to dismiss plaintiff’s complaint and plaintiff’s motion to remand Count I of the complaint were denied. In June 2023, the parties agreed to participate in non-binding mediation, which is scheduled for September 18, 2023.

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

22. Segment Information

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, intangible amortization expense, litigation reserve, and gain on sale of assets. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment is not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Revenue:
Chamberlain	$571,034	$557,536	$563,814
Walden	533,725	485,393	—
Medical and Veterinary	346,067	338,913	335,434
Total consolidated revenue	$1,450,826	$1,381,842	$899,248
Adjusted operating income:
Chamberlain	$135,503	$127,252	$128,851
Walden	110,364	104,582	—
Medical and Veterinary	67,336	69,148	60,199
Home Office and Other	(25,633)	(33,380)	(40,189)
Total consolidated adjusted operating income	287,570	267,602	148,861
Reconciliation to Consolidated Financial Statements:
Deferred revenue adjustment	—	(8,561)	—
CEO transition costs	—	(6,195)	—
Restructuring expense	(18,817)	(25,628)	(6,869)
Business acquisition and integration expense	(42,661)	(53,198)	(31,593)
Intangible amortization expense	(61,239)	(97,274)	—
Litigation reserve	(10,000)	—	—
Gain on sale of assets	13,317	—	—
Total consolidated operating income	168,170	76,746	110,399
Interest expense	(63,100)	(129,348)	(41,365)
Other income, net	6,965	1,108	6,732
Total consolidated income (loss) from continuing operations before income taxes	$112,035	$(51,494)	$75,766
Capital expenditures:
Chamberlain	$17,749	$15,235	$28,631
Walden	4,688	5,393	—
Medical and Veterinary	4,386	3,277	4,121
Home Office and Other	10,185	7,149	7,129
Total consolidated capital expenditures	$37,008	$31,054	$39,881
Depreciation expense:
Chamberlain	$17,264	$18,547	$16,123
Walden	9,492	9,255	—
Medical and Veterinary	12,475	13,890	14,431
Home Office and Other	2,344	2,882	3,334
Total consolidated depreciation expense	$41,575	$44,574	$33,888
Intangible amortization expense:
Walden	$61,239	$97,274	$—
Total consolidated intangible amortization expense	$61,239	$97,274	$—

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Revenue from unaffiliated customers:
Domestic operations	$1,104,759	$1,042,929	$563,814
Barbados, St. Kitts, and St. Maarten	346,067	338,913	335,434
Total consolidated revenue	$1,450,826	$1,381,842	$899,248
Long-lived assets:
Domestic operations	$269,147	$289,129	$286,720
Barbados, St. Kitts, and St. Maarten	164,052	178,792	164,337
Total consolidated long-lived assets	$433,199	$467,921	$451,057

No one customer accounted for more than 10% of Adtalem’s consolidated revenue for all periods presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Adtalem’s management, Adtalem’s Chief Executive Officer and Chief Financial Officer have concluded that Adtalem’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2023 to ensure that information required to be disclosed by Adtalem in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Adtalem’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2023, Adtalem’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, Adtalem’s management concluded that as of June 30, 2023, its internal control over financial reporting was effective based upon these criteria.

 The effectiveness of Adtalem’s internal control over financial reporting as of June 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes during the fourth quarter of fiscal year 2023 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On May 31, 2023, Mr. Gangadharan, Adtalem’s Chief Accounting Officer, entered in a 10b5-1 Preset Diversification Program (the “10b5-1 Plan”). Mr. Gangadharan’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). The estimated selling start date under Mr. Gangadharan’s 10b5-1 Plan is August 28, 2023. The 10b5-1 Plan end date is June 1, 2026. The 10b5-1 Plan governs Mr. Gangadharan’s sale of 2,222 restricted stock units (“RSUs”) that will vest over the duration of the 10b5-1 Plan. The RSUs will be acquired in connection with Adtalem’s Fourth Amended and Restated Incentive Plan of 2013 for directors, key executives, and managerial employees. A portion of the shares will be withheld by Adtalem or sold to cover withholding taxes. Transactions under Section 16 officer trading plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission to the extent required by law.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to Adtalem’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 8, 2023 (the “Proxy Statement”). The information required by Item 10 with respect to Executive Officers is set forth in “Information About Our Executive Officers” at the end of Part I of this Annual Report on Form 10-K.

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

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.

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

Exhibit 2.1 to the Registrant’s Form 8-K dated October 23, 2019
2(g)	Letter Agreement, by and among, Global Education International B.V., Sociedade de Ensino Superior Estácio de Sá Ltda., the Registrant, and Estácio Participações S.A., dated as of April 24, 2020		Exhibit 2.2 to the Registrant’s Form 8-K dated April 27, 2020
2(h)	Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of September 11, 2020		Exhibit 2.1 to the Registrant’s Form 8-K dated September 16, 2020
2(i)	Waiver and Amendment to Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of July 21, 2021		Exhibit 2.1 to the Registrant’s Form 8-K dated July 27, 2021
2(j)	Equity Purchase Agreement, by and among McKissock, LLC, Avalon Acquiror, Inc. and the Registrant, dated as of January 24, 2022		Exhibit 2.1 to the Registrant’s Form 8-K dated January 25, 2022

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
2(k)	Equity Purchase Agreement Side Letter, by and among McKissock, LLC, Avalon Acquiror, Inc. and the Registrant, dated as of March 10, 2022		Exhibit 2.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2022
3(a)	Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.2 to the Registrant’s Form 8-K dated May 22, 2017
3(b)	Amendment to Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.1 to the Registrant’s Form 8-K dated May 22, 2017
3(c)	Amended and Restated By-Laws of the Registrant, as amended November 10, 2021		Exhibit 3.1 to the Registrant’s Form 8-K dated November 15, 2021
4(a)	Description of Registrant’s Securities	X
4(b)	Form of 5.500% Senior Notes due 2028		Exhibit 4.2 to the Registrant’s Form 8-K dated March 1, 2021
4(c)

Supplemental Indenture, dated as of August 12, 2021, by and between the Registrant, as issuer, the parties that are signatories thereto as Subsidiary Guarantors, as subsidiary guarantors, and U.S. Bank National Association, as trustee and notes collateral agent

Exhibit 4.2 to the Registrant’s Form 8-K dated August 12, 2021
4(d)

Credit Agreement, dated as of August 12, 2021, by and between the Registrant, as borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent

Exhibit 10.1 to the Registrant’s Form 8-K dated August 12, 2021
4(e)	Amendment No. 1 to Credit Agreement	X
10(a)*	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010
10(b)*	Registrant’s Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10(c)*	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014
10(d)*	Registrant’s Retirement Plan		Exhibit 10(d) to the Registrant’s Form 10-K for the year ended June 30, 2022
10(e)*	Amendment One to the Registrant’s Retirement Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2022
10(f)*	Amendment Two to the Registrant’s Retirement Plan		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2022
10(g)*	Amendment Three to the Registrant’s Retirement Plan		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2022
10(h)*	Form of Incentive Stock Option Agreement for Employees under the Amended and Restated Incentive Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2013
10(i)*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(j)*	Form of Nonqualified Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10(k)*	Form of Incentive Stock Option Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(l)*	Form of Incentive Stock Option Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(m)*	Form of Full Value Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 8, 2014
10(n)*	Form of Full Value Share Award Agreement for Directors under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(t) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(o)*	Form of Full Value Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(u) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(p)*	Form of Performance Share Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(v) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(q)*	Form of Performance Share Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(w) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(r)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(x) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(s)*	Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(t)*	Form of Incentive Stock Option Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(u)*	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(v)*	Form of Restricted Stock Unit Award Agreement for Directors under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(d) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(w)*	Form of Restricted Stock Unit Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(x)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(y)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10(z)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2022)		Exhibit 10(h) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10(aa)*	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2023 (effective fiscal year 2023)		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10(bb)*	Form of Restricted Stock Unit Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2023 (effective fiscal year 2023)		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10(cc)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2023 (effective fiscal year 2023)		Exhibit 10(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10(dd)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2023 (effective fiscal year 2023)		Exhibit 10(d) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10(ee)*	Form of Restricted Cash Award Agreement for Employees under the Fourth Amended and Restated Incentive Compensation Plan of 2023 (effective fiscal year 2023)		Exhibit 10(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10(ff)*	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010
10(gg)*	Executive Employment Agreement between the Registrant and Gregory S. Davis, dated July 7, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated January 1, 2017
10(hh)*	Executive Employment Agreement between the Registrant and Steven Riehs, dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013
10(ii)*	Executive Employment Agreement between the Registrant and Susan Groenwald, dated September 1, 2011		Exhibit 10(ii) to the Registrant’s Form 10-K for the year ended June 30, 2014
10(jj)*	Executive Employment Agreement between the Registrant and Donna N. Jennings-Howell, dated October 12, 2009		Exhibit 10(jj) to the Registrant’s Form 10-K for the year ended June 30, 2018
10(kk)*	Executive Employment Agreement between the Registrant and Michael O. Randolfi		Exhibit 10.1 to the Registrant’s Form 8-K dated August 27, 2019
10(ll)*	Executive Employment Agreement between the Registrant and Karen S. Cox, dated June 15, 2018		Exhibit 10(nn) to the Registrant’s Form 10-K for the year ended June 30, 2020
10(mm)*	Executive Employment Agreement between the Registrant and Douglas G. Beck, dated May 6, 2021		Exhibit 10(gg) to the Registrant’s Form 10-K for the year ended June 30, 2021
10(nn)*	Executive Employment Agreement effective September 8, 2021, between the Registrant and Stephen W. Beard		Exhibit 10.1 to the Registrant’s Form 8-K dated August 6, 2021
10(oo)*	Executive Employment Agreement effective October 18, 2021, between the Registrant and Robert J. Phelan		Exhibit 10.1 to the Registrant’s Form 8-K dated November 15, 2021
10(pp)*	Executive Employment Agreement between the Registrant and John Danaher		Exhibit 10(pp) to the Registrant’s Form 10-K for the year ended June 30, 2022

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10(qq)*	Executive Employment Agreement between the Registrant and Maurice Herrera		Exhibit 10(qq) to the Registrant’s Form 10-K for the year ended June 30, 2022
10(rr)	Executive Employment Agreement between the Registrant and Steven Tom	X
21	Subsidiaries of the Registrant	X
23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended**	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended**	X
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Filed or furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.

Date: August 10, 2023	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael W. Malafronte	Chairman of the Board	August 10, 2023
Michael W. Malafronte

/s/ Stephen W. Beard	President and Chief Executive Officer	August 10, 2023
Stephen W. Beard	(Principal Executive Officer)

/s/ Robert J. Phelan	Senior Vice President and Chief Financial Officer	August 10, 2023
Robert J. Phelan	(Principal Financial Officer)

/s/ Manjunath Gangadharan	Vice President and Chief Accounting Officer	August 10, 2023
Manjunath Gangadharan	(Principal Accounting Officer)

/s/ William W. Burke	Director	August 10, 2023
William W. Burke

/s/ Charles DeShazer	Director	August 10, 2023
Charles DeShazer

/s/ Mayur Gupta	Director	August 10, 2023
Mayur Gupta

/s/ Donna J. Hrinak	Director	August 10, 2023
Donna J. Hrinak

/s/ Georgette Kiser	Director	August 10, 2023
Georgette Kiser

/s/ William Krehbiel	Director	August 10, 2023
William Krehbiel

/s/ Sharon O’Keefe	Director	August 10, 2023
Sharon O’Keefe

/s/ Kenneth J. Phelan	Director	August 10, 2023
Kenneth J. Phelan

/s/ Lisa W. Wardell	Director	August 10, 2023
Lisa W. Wardell