Form 10-Q
period 2023-09-30
Adtalem Global Education Inc.
filed 2023-10-26
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 20, 2023, there were 39,828,454 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	September 30,	June 30,
	2023	2023
Assets:
Current assets:
Cash and cash equivalents	$262,438	$273,689
Restricted cash	1,988	1,386
Accounts receivable, net	147,752	102,749
Prepaid expenses and other current assets	60,750	100,715
Total current assets	472,928	478,539
Noncurrent assets:
Property and equipment, net	264,766	258,522
Operating lease assets	171,055	174,677
Deferred income taxes	54,855	56,694
Intangible assets, net	801,661	812,338
Goodwill	961,262	961,262
Other assets, net	67,634	68,509
Total noncurrent assets	2,321,233	2,332,002
Total assets	$2,794,161	$2,810,541

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$76,866	$81,812
Accrued payroll and benefits	43,138	52,041
Accrued liabilities	89,395	105,806
Deferred revenue	250,555	153,871
Current operating lease liabilities	35,681	37,673
Total current liabilities	495,635	431,203
Noncurrent liabilities:
Long-term debt	695,725	695,077
Long-term operating lease liabilities	160,523	163,441
Deferred income taxes	26,394	26,068
Other liabilities	37,221	37,416
Total noncurrent liabilities	919,863	922,002
Total liabilities	1,415,498	1,353,205
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 40,401 and 42,310 shares outstanding as of September 30, 2023 and June 30, 2023, respectively	826	822
Additional paid-in capital	576,758	568,761
Retained earnings	2,414,378	2,403,750
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 42,204 and 39,922 shares as of September 30, 2023 and June 30, 2023, respectively	(1,611,072)	(1,513,770)
Total shareholders' equity	1,378,663	1,457,336
Total liabilities and shareholders' equity	$2,794,161	$2,810,541

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2023	2022
Revenue	$368,845	$354,269
Operating cost and expense:
Cost of educational services	168,618	159,645
Student services and administrative expense	166,095	146,385
Restructuring expense	676	15,065
Business integration expense	5,262	9,540
Total operating cost and expense	340,651	330,635
Operating income	28,194	23,634
Interest expense	(15,657)	(17,760)
Other income, net	2,214	761
Income from continuing operations before income taxes	14,751	6,635
Provision for income taxes	(2,792)	(1,122)
Income from continuing operations	11,959	5,513
Discontinued operations:
Loss from discontinued operations before income taxes	(1,765)	(3,265)
Loss on disposal of discontinued operations before income taxes	—	(3,359)
Benefit from income taxes	452	1,703
Loss from discontinued operations	(1,313)	(4,921)
Net income and comprehensive income	$10,646	$592

Earnings (loss) per share:
Basic:
Continuing operations	$0.29	$0.12
Discontinued operations	$(0.03)	$(0.11)
Total basic earnings per share	$0.26	$0.01
Diluted:
Continuing operations	$0.28	$0.12
Discontinued operations	$(0.03)	$(0.11)
Total diluted earnings per share	$0.25	$0.01

Weighted-average shares outstanding:
Basic shares	41,399	45,274
Diluted shares	42,184	46,342

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2023	2022
Operating activities:
Net income	$10,646	$592
Loss from discontinued operations	1,313	4,921
Income from continuing operations	11,959	5,513
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	7,455	6,145
Amortization and impairments to operating lease assets	8,765	19,708
Depreciation	9,778	10,805
Amortization of intangible assets	10,677	18,528
Amortization and write-off of debt discount and issuance costs	1,155	4,227
Provision for bad debts	10,226	5,991
Deferred income taxes	2,165	2,629
Loss on disposals, accelerated depreciation, and impairments to property and equipment	38	3,483
Gain on extinguishment of debt	—	(71)
Loss on investments	447	901
Changes in assets and liabilities:
Accounts receivable	(50,116)	(33,219)
Prepaid expenses and other current assets	(5,532)	(2,483)
Accounts payable	(2,870)	8,711
Accrued payroll and benefits	(8,882)	(12,743)
Accrued liabilities	13,770	(9,010)
Deferred revenue	98,658	82,688
Operating lease liabilities	(10,053)	(12,921)
Other assets and liabilities	(6,914)	(7,406)
Net cash provided by operating activities-continuing operations	90,726	91,476
Net cash provided by (used in) operating activities-discontinued operations	8,959	(130)
Net cash provided by operating activities	99,685	91,346
Investing activities:
Capital expenditures	(15,046)	(5,551)
Proceeds from sale of marketable securities	400	356
Purchases of marketable securities	(300)	(308)
Net cash used in investing activities-continuing operations	(14,946)	(5,503)
Payment for working capital adjustment for sale of business	—	(811)
Net cash used in investing activities	(14,946)	(6,314)
Financing activities:
Proceeds from exercise of stock options	550	1,241
Employee taxes paid on withholding shares	(5,651)	(3,486)
Proceeds from stock issued under Colleague Stock Purchase Plan	190	132
Repurchases of common stock for treasury	(90,477)	—
Repayments of long-term debt	—	(100,861)
Net cash used in financing activities	(95,388)	(102,974)
Net decrease in cash, cash equivalents and restricted cash	(10,649)	(17,942)
Cash, cash equivalents and restricted cash at beginning of period	275,075	347,937
Cash, cash equivalents and restricted cash at end of period	$264,426	$329,995
Non-cash investing and financing activities:
Accrued capital expenditures	$9,217	$4,713
Accrued liability for repurchases of common stock	$3,600	$—
Accrued excise tax on share repurchases	$1,928	$—

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2022	81,796	$818	$521,848	$2,310,396	$(2,227)	36,619	$(1,339,449)	$1,491,386
Net income				592				592
Stock-based compensation			6,145					6,145
Net activity from stock-based compensation awards	303	3	1,238			88	(3,486)	(2,245)
Proceeds from stock issued under Colleague Stock Purchase Plan			(2)			(4)	149	147
September 30, 2022	82,099	$821	$529,229	$2,310,988	$(2,227)	36,703	$(1,342,786)	$1,496,025

June 30, 2023	82,232	$822	$568,761	$2,403,750	$(2,227)	39,922	$(1,513,770)	$1,457,336
Net income				10,646				10,646
Stock-based compensation			7,455					7,455
Net activity from stock-based compensation awards	373	4	546			130	(5,651)	(5,101)
Proceeds from stock issued under Colleague Stock Purchase Plan			(4)	(18)		(6)	233	211
Repurchases of common stock for treasury						2,158	(91,884)	(91,884)
September 30, 2023	82,605	$826	$576,758	$2,414,378	$(2,227)	42,204	$(1,611,072)	$1,378,663

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

Adtalem is a national leader in post-secondary education and a leading provider of professional talent to the healthcare industry. Our schools consist of Chamberlain University (“Chamberlain”), Walden University (“Walden”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM are collectively referred to as the “medical and veterinary schools.” See Note 18 “Segment Information” for information on our reportable segments.

2. Summary of Significant Accounting Policies

Basis of Presentation

A full listing of our significant accounting policies is described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our 2023 Form 10-K.

We use the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations.

Business integration expense was $5.3 million and $9.5 million in the three months ended September 30, 2023 and 2022, respectively. These are costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business integration expense in the Consolidated Statements of Income.

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

Recent Accounting Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02: “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The guidance was issued as improvements to Accounting Standards Codification (“ASC”) 326. The vintage disclosure changes are relevant to Adtalem and require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. We adopted this guidance on July 1, 2023. The amendments impacted our disclosures and did not otherwise impact Adtalem’s Consolidated Financial Statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our Consolidated Financial Statements.

Revision to Previously Issued Financial Statements

During the third quarter of fiscal year 2023, Adtalem identified an error in its revenue recognition related to certain scholarship programs within its Medical and Veterinary segment. Certain scholarships and discounts offered within that segment provide students a discount on future tuition that constitute a material right under ASC 606 “Revenue from Contracts with Customers” that should be accounted for as a separate performance obligation within a contract. Adtalem assessed the materiality of this error individually and in the aggregate with other previously identified errors to prior periods’ Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections.” Adtalem concluded that the errors were not material to prior periods and therefore, amendments of previously filed reports were not required. However, Adtalem determined it was appropriate to revise its previously issued financial statements. Treating the discount on future tuition as a material right results in the deferral of revenue for a portion of tuition to future periods. In accordance with ASC 250, Adtalem corrected the prior period presented herein by revising the financial statement line item amounts previously disclosed in SEC filings in order to achieve comparability in the Consolidated Financial Statements. The impact of this revision of Adtalem’s previously reported Consolidated Financial Statements are detailed below. In connection with this revision, Adtalem also corrected other immaterial errors in the prior period, including certain errors that had previously been adjusted for as out of period corrections in the period identified.

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Income (in thousands, except per share data):

	Three Months Ended September 30, 2022
	As reported	Adjustment	As revised
Revenue	$354,559	$(290)	$354,269
Operating cost and expense:
Student services and administrative expense	148,341	(1,956)	146,385
Business integration expense	8,415	1,125	9,540
Total operating cost and expense	331,466	(831)	330,635
Operating income	23,093	541	23,634
Other income, net	1,567	(806)	761
Income from continuing operations before income taxes	6,900	(265)	6,635
Provision for income taxes	(1,054)	(68)	(1,122)
Income from continuing operations	5,846	(333)	5,513
Discontinued operations:
Loss from discontinued operations before income taxes	(3,438)	173	(3,265)
Benefit from income taxes	3,143	(1,440)	1,703
Loss from discontinued operations	(3,654)	(1,267)	(4,921)
Net income	2,192	(1,600)	592

Earnings (loss) per share:
Basic:
Continuing operations	$0.13	$(0.01)	$0.12
Discontinued operations	$(0.08)	$(0.03)	$(0.11)
Total basic earnings per share	$0.05	$(0.04)	$0.01
Diluted:
Continuing operations	$0.13	$(0.01)	$0.12
Discontinued operations	$(0.08)	$(0.03)	$(0.11)
Total diluted earnings per share	$0.05	$(0.04)	$0.01

To conform to current period presentation, the previously reported interest income line is now included within other income, net.

The following table summarizes the effect of the revisions on the affected line items within the previously reported Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended September 30, 2022
	As reported	Adjustment	As revised
Net income	$2,192	$(1,600)	$592
Other comprehensive income (loss), net of tax:
Loss on foreign currency translation adjustments	(1,267)	1,267	—
Comprehensive income before reclassification	925	(333)	592
Comprehensive income	925	(333)	592

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended September 30, 2022
	As reported	Adjustment	As revised
Operating activities:
Net income	$2,192	$(1,600)	$592
Loss from discontinued operations	3,654	1,267	4,921
Income from continuing operations	5,846	(333)	5,513
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investments	—	901	901
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,602)	(881)	(2,483)
Accounts payable	7,586	1,125	8,711
Accrued payroll and benefits	(11,593)	(1,150)	(12,743)
Deferred revenue	82,398	290	82,688
Net cash provided by operating activities-continuing operations	91,524	(48)	91,476
Net cash provided by operating activities	91,394	(48)	91,346
Investing activities:
Proceeds from sales of marketable securities	—	356	356
Purchases of marketable securities	—	(308)	(308)
Net cash used in investing activities-continuing operations	(5,551)	48	(5,503)
Net cash used in investing activities	(6,362)	48	(6,314)

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Shareholders’ Equity (in thousands):

	As reported	Adjustment	As revised
June 30, 2022
Retained earnings	2,322,810	(12,414)	2,310,396
Accumulated other comprehensive loss	(960)	(1,267)	(2,227)
Total shareholders' equity	1,505,067	(13,681)	1,491,386
September 30, 2022
Retained earnings	2,325,002	(14,014)	2,310,988
Total shareholders' equity	1,510,039	(14,014)	1,496,025
Three Months Ended September 30, 2022
Net income	2,192	(1,600)	592
Other comprehensive loss, net of tax	(1,267)	1,267	—

3. Discontinued Operations

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s Consolidated Financial Statements as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s free cash flow. Adtalem received $4.1 million and $2.9 million during the second quarter of fiscal year 2023 and 2022, respectively, related to the earn-out, resulting in a total of $7.0 million being received thus far.

On March 10, 2022, Adtalem completed the sale of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), and OnCourse Learning (“OCL”) to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem sold the issued and outstanding shares of ACAMS, Becker, and OCL to the Purchaser for $962.7 million, net of cash of $21.5 million, subject to certain post-closing adjustments. In addition, on June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration, which resulted in a transfer of $1.9 million in cash. We recorded a loss of $3.4 million in the first quarter of fiscal year 2023 for post-closing working capital adjustments to the initial sales price for ACAMS, Becker, and OCL, which is included in loss on disposal of discontinued operations before income taxes in the Consolidated Statements of Income. These divestitures are the culmination of a long-term strategy to sharpen the focus of our portfolio and enhance our ability to address the growing and unmet demand for healthcare professionals in the U.S. As these sales represented a strategic shift that had a major effect on Adtalem’s operations and financial results, these businesses previously included in our former Financial Services segment are presented in Adtalem’s Consolidated Financial Statements as discontinued operations.

The following is a summary of income statement information of operations reported as discontinued operations, which includes expense from ongoing litigation costs and settlements related to the DeVry University divestiture and a loss on the sale of ACAMS, Becker, and OCL for working capital adjustments to the initial sales prices (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Revenue	$—	$—
Operating cost and expense:
Student services and administrative expense	1,765	3,265
Total operating cost and expense	1,765	3,265
Loss from discontinued operations before income taxes	(1,765)	(3,265)
Loss on disposal of discontinued operations before income taxes	—	(3,359)
Benefit from income taxes	452	1,703
Loss from discontinued operations	$(1,313)	$(4,921)

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended September 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$142,596	$141,608	$81,157	$365,361
Other	—	—	3,484	3,484
Total	$142,596	$141,608	$84,641	$368,845

	Three Months Ended September 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$135,405	$130,901	$85,224	$351,530
Other	—	—	2,739	2,739
Total	$135,405	$130,901	$87,963	$354,269

In addition, see Note 18 “Segment Information” for a disaggregation of revenue by geographical region.

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

Students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. The amounts of discounts or scholarships are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption based on our historical experience of student persistence toward completion of study. The contract liability associated with these material rights is presented as deferred revenue within current liabilities and other liabilities within noncurrent liabilities on the Consolidated Balance Sheets based on the amounts expected to be redeemed in the next 12 months. The contract liability amount associated with these material rights within current liabilities is $12.0 million and $10.6 million as of September 30, 2023 and June 30, 2023, respectively, and the amount within noncurrent liabilities is $12.3 million and $10.4 million as of September 30, 2023 and June 30, 2023, respectively. The noncurrent contract liability associated with these material rights is expected to be earned over approximately the next four fiscal years.

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

Deferred revenue within current liabilities is $250.6 million and $153.9 million as of September 30, 2023 and June 30, 2023, respectively, and deferred revenue within noncurrent liabilities is $12.3 million and $10.4 million as of September 30, 2023 and June 30, 2023, respectively. Revenue of $150.1 million and $142.2 million was recognized during the first three months of fiscal year 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2024 and 2023, respectively.

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

5. Restructuring Charges

During the first quarter of fiscal year 2024, Adtalem recorded restructuring charges primarily driven by prior real estate consolidations at Adtalem’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities. During the first quarter of fiscal year 2023, Adtalem recorded restructuring charges primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Adtalem’s home office is classified as “Home Office and Other” in Note 18 “Segment Information.” Pre-tax restructuring charges by segment were as follows (in thousands):

	Three Months Ended September 30, 2023
	Real Estate and Other	Termination Benefits	Total
Medical and Veterinary	$74	$40	$114
Home Office and Other	562	—	562
Total	$636	$40	$676

	Three Months Ended September 30, 2022
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$818	$—	$818
Walden	3,026	54	3,080
Medical and Veterinary	6,826	—	6,826
Home Office and Other	4,069	272	4,341
Total	$14,739	$326	$15,065

The following table summarizes the separation and restructuring plan activity for fiscal years 2023 and 2024, for which cash payments are required (in thousands):

Liability balance as of June 30, 2022	$813
Increase in liability (separation and other charges)	1,620
Reduction in liability (payments and adjustments)	(1,692)
Liability balance as of June 30, 2023	741
Increase in liability (separation and other charges)	40
Reduction in liability (payments and adjustments)	(488)
Liability balance as of September 30, 2023	$293

The liability balance of $0.3 million is recorded as accrued liabilities on the Consolidated Balance Sheets as of September 30, 2023.

6. Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Interest and dividend income	$2,661	$1,662
Investment loss	(447)	(901)
Other income, net	$2,214	$761

Investment loss includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations.

7. Income Taxes

Our effective tax rates from continuing operations were 18.9% and 16.9% in the three months ended September 30, 2023 and 2022, respectively. The income tax provision for the first quarter of fiscal year 2024 increased compared to the year-ago period primarily due to a decrease in the percentage of earnings from foreign operations, which are generally taxed at lower rates than domestic earnings. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), state and local taxes, benefits of the foreign rate differences, tax credits related to research and development expenditures, and benefits associated with local tax incentives. During the next 12 months our unrecognized tax benefits may decrease by approximately $7 million to $8 million due to the settlement of various audits and the lapsing of statutes of limitation.

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

8. Earnings per Share

As further described in Note 14 “Share Repurchases,” on March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. For purposes of calculating earnings per share for the periods presented, Adtalem reflected the ASR agreement as a repurchase of Adtalem common stock and as a forward contract indexed to its own common stock. Based on the volume-weighted average price of Adtalem’s common stock per the terms of the ASR agreement, common stock of 306 thousand shares were contingently issuable by Adtalem under the ASR agreement and were included in the diluted earnings per share calculation for the three months ended September 30, 2022 because the effect would have been dilutive. As of October 14, 2022, the ASR agreement is no longer outstanding. Certain shares related to stock awards were excluded from the computation of earnings per share because the effect would have been antidilutive. The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended
	September 30,
	2023	2022
Numerator:
Net income (loss):
Continuing operations	$11,959	$5,513
Discontinued operations	(1,313)	(4,921)
Net income	$10,646	$592

Denominator:
Weighted-average basic shares outstanding	41,399	45,274
Effect of dilutive stock awards	785	762
Effect of ASR	—	306
Weighted-average diluted shares outstanding	42,184	46,342

Earnings (loss) per share:
Basic:
Continuing operations	$0.29	$0.12
Discontinued operations	$(0.03)	$(0.11)
Total basic earnings per share	$0.26	$0.01
Diluted:
Continuing operations	$0.28	$0.12
Discontinued operations	$(0.03)	$(0.11)
Total diluted earnings per share	$0.25	$0.01

Weighted-average antidilutive shares	332	477

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

The classification of our accounts receivable balances was as follows (in thousands):

	September 30, 2023
	Gross	Allowance	Net
Trade receivables, current	$177,537	$(32,361)	$145,176
Financing receivables, current	4,811	(2,235)	2,576
Accounts receivable, current	$182,348	$(34,596)	$147,752

Financing receivables, current	$4,811	$(2,235)	$2,576
Financing receivables, noncurrent	36,625	(9,951)	26,674
Total financing receivables	$41,436	$(12,186)	$29,250

	June 30, 2023
	Gross	Allowance	Net
Trade receivables, current	$129,318	$(29,190)	$100,128
Financing receivables, current	4,757	(2,136)	2,621
Accounts receivable, current	$134,075	$(31,326)	$102,749

Financing receivables, current	$4,757	$(2,136)	$2,621
Financing receivables, noncurrent	36,368	(9,332)	27,036
Total financing receivables	$41,125	$(11,468)	$29,657

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

The credit quality analysis of financing receivables as of September 30, 2023 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2020	2021	2022	2023	2024	Total
1-30 days past due	$314	$116	$211	$141	$1,812	$340	$2,934
31-60 days past due	264	13	367	194	1,376	316	2,530
61-90 days past due	242	—	393	52	165	19	871
91-120 days past due	76	90	60	429	687	—	1,342
121-150 days past due	12	—	—	192	276	—	480
Greater than 150 days past due	3,242	593	1,654	1,778	594	—	7,861
Total past due	4,150	812	2,685	2,786	4,910	675	16,018
Current	6,551	776	4,802	2,563	8,333	2,393	25,418
Financing receivables, gross	$10,701	$1,588	$7,487	$5,349	$13,243	$3,068	$41,436
Gross write-offs	$276	$199	$156	$54	$51	$—	$736

The credit quality analysis of financing receivables as of June 30, 2023 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2019	2020	2021	2022	2023	Total
1-30 days past due	$186	$79	$115	$137	$735	$1,944	$3,196
31-60 days past due	61	34	—	359	573	1,103	2,130
61-90 days past due	97	39	110	65	559	368	1,238
91-120 days past due	2	17	2	13	77	200	311
121-150 days past due	62	37	26	45	147	129	446
Greater than 150 days past due	2,641	734	708	2,071	1,457	381	7,992
Total past due	3,049	940	961	2,690	3,548	4,125	15,313
Current	6,199	1,112	820	5,350	2,608	9,723	25,812
Financing receivables, gross	$9,248	$2,052	$1,781	$8,040	$6,156	$13,848	$41,125

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

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Three Months Ended September 30, 2023
	Trade	Financing	Total
Beginning balance	$29,190	$11,468	$40,658
Write-offs	(8,412)	(736)	(9,148)
Recoveries	2,621	190	2,811
Provision for credit losses	8,962	1,264	10,226
Ending balance	$32,361	$12,186	$44,547

	Three Months Ended September 30, 2022
	Trade	Financing	Total
Beginning balance	$30,897	$14,891	$45,788
Write-offs	(5,464)	(219)	(5,683)
Recoveries	2,408	2	2,410
Provision for credit losses	5,041	950	5,991
Ending balance	$32,882	$15,624	$48,506

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	June 30,
	2023	2023
Land	$38,345	$38,345
Building	308,921	303,737
Equipment	241,342	226,600
Construction in progress	20,758	28,668
Property and equipment, gross	609,366	597,350
Accumulated depreciation	(344,600)	(338,828)
Property and equipment, net	$264,766	$258,522

11. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through March 2036, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes the noncancelable period of the lease, as well as any periods for which we are reasonably certain to exercise extension options. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have not entered into any financing leases.

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

As of September 30, 2023, we entered into one additional operating lease that has not yet commenced. The lease is expected to commence during the second quarter of fiscal year 2024, has a 12-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $16.6 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Operating lease cost	$11,551	$12,375
Sublease income	(2,681)	(3,570)
Total lease cost	$8,870	$8,805

Maturities of lease liabilities by fiscal year as of September 30, 2023 were as follows (in thousands):

Operating
Fiscal Year	Leases
2024 (remaining)	$36,191
2025	43,569
2026	38,253
2027	36,706
2028	29,590
Thereafter	76,992
Total lease payments	261,301
Less: tenant improvement allowance not yet received	(4,065)
Less: imputed interest	(61,032)
Present value of lease liabilities	$196,204

Lease term and discount rate were as follows:

September 30,
2023
Weighted-average remaining operating lease term (years)	6.3
Weighted-average operating lease discount rate	6.7%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$10,625	$12,428
Operating lease assets obtained in exchange for operating lease liabilities	$5,143	$—

Adtalem maintains an agreement to lease one facility owned by Adtalem to DeVry University with an expiration date of December 2023. Adtalem maintains agreements to sublease either a portion or the full leased space at seven of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum lease and sublease rental income under these agreements as of September 30, 2023, were as follows (in thousands):

Fiscal Year	Amount
2024 (remaining)	$6,887
2025	5,255
2026	2,038
Total lease and sublease rental income	$14,180

12. Goodwill and Intangible Assets

The table below summarizes goodwill balances by reporting unit (in thousands):

	September 30,	June 30,
	2023	2023
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
AUC	68,321	68,321
RUSM	180,089	180,089
RUSVM	57,084	57,084
Total	$961,262	$961,262

The table below summarizes goodwill balances by reportable segment (in thousands):

	September 30,	June 30,
	2023	2023
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	September 30, 2023		June 30, 2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(145,348)	$161,900	$(137,476)	3 Years
Curriculum	56,091	(23,842)	56,091	(21,037)	5 Years
Total	$217,991	$(169,190)	$217,991	$(158,513)

Indefinite-lived intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2023	2023
Walden trade name	$119,560	$119,560
AUC trade name	17,100	17,100
RUSM trade name	3,500	3,500
RUSVM trade name	1,600	1,600
Chamberlain Title IV eligibility and accreditations	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	495,800
AUC Title IV eligibility and accreditations	100,000	100,000
RUSM Title IV eligibility and accreditations	11,600	11,600
RUSVM Title IV eligibility and accreditations	2,500	2,500
Total	$752,860	$752,860

The table below summarizes the indefinite-lived intangible asset balances by reportable segment (in thousands):

	September 30,	June 30,
	2023	2023
Chamberlain	$1,200	$1,200
Walden	615,360	615,360
Medical and Veterinary	136,300	136,300
Total	$752,860	$752,860

Amortization expense for amortized intangible assets was $10.7 million and $18.5 million in the three months ended September 30, 2023 and 2022, respectively. Future intangible asset amortization expense, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2024 (remaining)	$24,967
2025	11,220
2026	11,220
2027	1,394
Total	$48,801

Curriculum is amortized on a straight-line basis. Student relationships is amortized based on the estimated retention of the students and considers the revenue and cash flow associated with these existing students.

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

Adtalem has five reporting units that contain goodwill and indefinite-lived intangible assets. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value. After analyzing the results of operations and business conditions of all five reporting units, we determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value as of September 30, 2023.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2023, and that no interim events or deviations from planned operating results occurred as of September 30, 2023 that would cause management to reassess these conclusions.

If economic conditions deteriorate, interest rates continue to rise, or operating performance of our reporting units do not meet expectations such that we revise our long-term forecast, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	September 30,	June 30,
	2023	2023
Senior Secured Notes due 2028	$404,950	$404,950
Term Loan B	303,333	303,333
Total principal	708,283	708,283
Unamortized debt discount and issuance costs	(12,558)	(13,206)
Long-term debt	$695,725	$695,077

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2024 (remaining)	$—
2025	—
2026	—
2027	—
2028	404,950
2029	303,333
Total	$708,283

Senior Secured Notes due 2028

On March 1, 2021, Adtalem issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028, pursuant to an indenture, dated as of March 1, 2021 (the “Indenture”), by and between Adtalem and U.S. Bank National Association, as trustee and notes collateral agent. The Notes were sold within the U.S. only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act.

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

 At any time prior to March 1, 2024, we may redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus a make-whole premium set forth in the Indenture and accrued and unpaid interest, if any, to, but not including, the redemption date. We may redeem the Notes, in whole or in part, at any time on or after March 1, 2024 at redemption prices equal to 102.75%, 101.375%, and 100% of the principal amount of the Notes redeemed if the redemption occurs during the twelve-month periods beginning on March 1 of the years 2024, 2025, and 2026 and thereafter, respectively, in each case plus accrued and unpaid interest, if any, thereon to, but not including, the applicable redemption date. In addition, at any time prior to March 1, 2024, Adtalem may redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 105.5% of the aggregate principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with the net cash proceeds we receive from one or more qualifying equity offerings.

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately

92% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $0.1 million recorded within interest expense in the Consolidated Statements of Income for the three months ended September 30, 2022. This debt was subsequently retired. The principal balance of the Notes is $405.0 million as of September 30, 2023.

Accrued interest on the Notes of $1.9 million and $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023, respectively.

Credit Agreement

On August 12, 2021, in connection with the Walden acquisition, Adtalem entered into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The Revolver has availability for letters of credit and currencies other than U.S. dollars of up to $400.0 million.

On June 27, 2023, Adtalem entered into Amendment No. 1 to Credit Agreement, identifying the Secured Overnight Financing Rate (“SOFR”) as the benchmark rate to replace LIBOR for eurocurrency rate loans within the Credit Agreement effective the first quarter of fiscal year 2024.

Term Loan B

Borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. As of September 30, 2023, the interest rate for borrowings under the Term Loan B facility was 9.43%, which approximated the effective interest rate. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million and $50.0 million on September 22, 2022 and November 22, 2022, respectively. The principal balance of the Notes is $303.3 million as of September 30, 2023.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% for SOFR borrowings or 2.75% to 3.25% for ABR borrowings depending on Adtalem’s net first lien leverage ratio for such period. There were no borrowings under the Revolver during the three months ended September 30, 2023 and 2022.

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of September 30, 2023, of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $323.8 million as of September 30, 2023.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. Based on the $100.0 million Term Loan B prepayment on September 22, 2022, we expensed $2.9 million in interest expense in the Consolidated Statements of Income in the three months ended September 30, 2022, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment date. The following table summarizes the unamortized debt discount and issuance costs activity for the three months ended September 30, 2023 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2023	$5,592	$7,614	$6,355	$19,561
Amortization of debt discount and issuance costs	(279)	(369)	(507)	(1,155)
Unamortized debt discount and issuance costs as of September 30, 2023	$5,313	$7,245	$5,848	$18,406

Off-Balance Sheet Arrangements

Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of September 30, 2023, in favor of the U.S. Department of Education (“ED”) on behalf of Walden, which allows Walden to participate in Title IV programs. In addition, Adtalem posted a letter of credit under its Revolver in the amount of $76.2 million as of September 30, 2023, in favor of ED, which also allows Walden to participate in Title IV programs. On September 25, 2023, we received a letter from ED, requiring Adtalem to provide a letter of credit in the amount of $157.9 million in order for all Adtalem institutions to participate in Title IV programs. This requirement resulted from ED’s review of Adtalem’s financial responsibility score for fiscal year 2022. The Revolver availability will be reduced to $165.9 million by November 9, 2023 upon issuance of the letter of credit to ED as described above.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $31.4 million of surety bonds as of September 30, 2023 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Interest Expense

The components of interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Notes interest expense	$5,568	$5,597
Term Loan B interest expense	7,255	7,001
Term Loan B debt discount and issuance costs write-off	—	2,880
Notes issuance costs write-off	—	15
Gain on extinguishment of debt	—	(71)
Amortization of debt discount and issuance costs	1,155	1,332
Letters of credit fees	1,441	727
Other	238	279
Total interest expense	$15,657	$17,760

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

Obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the assets of Adtalem and certain of its domestic wholly-owned subsidiaries (the “Subsidiary Guarantors”), which Subsidiary Guarantors also guarantee the obligations of Adtalem under the Credit Agreement, subject to certain exceptions. The Credit Agreement contains customary affirmative and negative covenants customary for facilities of its type, which, among other things, generally limit (with certain exceptions): mergers, amalgamations, or consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; payments and modifications of indebtedness or the governing documents of Adtalem or any Subsidiary Guarantor; and other activities customarily restricted in such agreements.

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

The Notes contain covenants that limit the ability of Adtalem and each of the Guarantors to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; create certain restrictions on the Guarantors to make dividends or other payments to Adtalem; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important exceptions and qualifications. The Indenture and the Notes also provide for certain customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or be declared due and payable or would allow the trustee or the holders of at least 25% in principal amount of the then outstanding Notes to declare the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable by notice in writing to Adtalem and, upon such declaration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

Adtalem was in compliance with the debt covenants related to the Credit Agreement and the Notes covenants as of September 30, 2023.

14. Share Repurchases

Open Market Share Repurchase Programs

On March 1, 2022, we announced that the Board of Directors (the “Board”) authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25,

2025. Adtalem made share repurchases under its current share repurchase program as follows, which includes the market price of the shares, commissions, and excise tax (in thousands, except shares and per share data):

	Three Months Ended
	September 30,
	2023	2022
Total number of share repurchases	2,158,398	—
Total cost of share repurchases	$91,884	$—
Average price paid per share	$42.57	$—

As of September 30, 2023, $80.9 million of authorized share repurchases were remaining under the current share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in private negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

15. Stock-Based Compensation

Adtalem’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, directors, key executives, and managerial employees are eligible to receive stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and other forms of stock awards. As of September 30, 2023, 2,275,788 shares of common stock were available for future issuance under this plan.

Stock-based compensation expense is recognized on a straight-line basis over the required service period. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized as expense over the employee requisite service period. We account for forfeitures of unvested awards in the period they occur. Adtalem issues new shares of common stock to satisfy stock option exercises, RSU vests, and PSU vests.

Stock-based compensation expense, which is included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Stock-based compensation	$7,455	$6,145
Income tax benefit	(2,495)	(1,682)
Stock-based compensation, net of tax	$4,960	$4,463

There was no capitalized stock-based compensation cost as of September 30, 2023 and June 30, 2023.

Stock Options

The Compensation Committee of the Board determined to no longer grant stock options beginning with the fiscal year 2023 stock-based grants. We granted options generally with a four-year graduated vesting from the grant date and expire ten years from the grant date. The option price under the plan is the fair value of the shares on the date of the grant. The following table summarizes stock option activity for the three months ended September 30, 2023:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2023	1,045,801	$36.02
Exercised	(15,400)	35.65
Expired	(1,144)	28.32
Outstanding as of September 30, 2023	1,029,257	36.03	5.3	$7,405
Exercisable as of September 30, 2023	889,582	$36.17	5.0	$6,333

The fair value of stock options that vested during the three months ended September 30, 2023 and 2022 was $1.9 million and $2.1 million, respectively. As of September 30, 2023, $0.7 million of unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a remaining weighted-average period of 1.8 years. The total intrinsic value of options exercised for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.6 million, respectively.

RSUs

Prior to fiscal year 2023, we granted RSUs generally with a four-year graduated vesting from the grant date. Beginning in fiscal year 2023, we grant RSUs generally with a three-year graduated vesting from the grant date. We also regularly grant RSUs to our Board members with a one-year cliff vest from the grant date. The recipient of the RSUs has the right to receive dividend equivalents, if any. The fair value of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the three months ended September 30, 2023:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of July 1, 2023	737,733	$37.22
Granted	354,030	42.98
Vested	(231,082)	37.55
Forfeited	(4,938)	40.02
Unvested as of September 30, 2023	855,743	$39.50

The weighted-average grant date fair value of RSUs granted in the three months ended September 30, 2023 and 2022 was $42.98 and $39.53, respectively. The fair value of RSUs that vested during the three months ended September 30, 2023 and 2022 was $8.7 million and $6.4 million, respectively. As of September 30, 2023, $22.5 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 2.2 years.

PSUs

We issue PSUs generally with a three-year cliff vest from the grant date. Our annual grant of PSUs is expected to be granted later in fiscal year 2024. The fair value of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the three months ended September 30, 2023:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of July 1, 2023	490,300	$35.17
Granted (1)	149,690	42.98
Vested	(126,918)	29.92
Forfeited	(42,952)	30.10
Unvested as of September 30, 2023	470,120	$39.27
(1) Includes incremental PSUs awarded upon achievement of metrics.

The weighted-average grant date fair value of PSUs granted in the three months ended September 30, 2023 was $42.98. We did not grant any PSUs for the three months ended September 30, 2022. The fair value of PSUs that vested during the three months ended September 30, 2023 and 2022 was $4.1 million and $3.4 million, respectively. As of September 30, 2023, $12.9 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.8 years.

16. Fair Value Measurements

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023 was $12.1 million and $12.5 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates its fair value, is included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023 of $29.3 million and $29.7 million, respectively, and is classified as Level 2. See Note 9 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023 were $12.2 million and $12.6 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of September 30, 2023 and June 30, 2023, borrowings under our long-term debt agreements were $708.3 million and $708.3 million, respectively. The fair value of the Notes was $373.9 million as of September 30, 2023, which is based upon quoted market prices and is classified as Level 1. The fair value of the Term Loan B was $303.5 million as of September 30, 2023, which is based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

As of September 30, 2023 and June 30, 2023, there were no assets or liabilities measured at fair value using Level 3 inputs.

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

17. Commitments and Contingencies

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

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff sought compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The plaintiff later filed an amended complaint asserting similar claims with a new lead plaintiff, Dave McCormick. After discussions among the parties, the court granted a Motion for Preliminary Approval of Class Action Settlement (the “McCormick Settlement”) on May 28, 2020. As such, we recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheets as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statements of Income (Loss) for the year ended June 30, 2020. In conjunction with the McCormick Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which was recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets. The court issued an order approving the McCormick Settlement on October 7, 2020 and dismissed the action with prejudice. On May 4, 2022, the Appellate Court of Illinois, First District affirmed the Circuit Court of Cook County’s approval of the McCormick Settlement. The $44.95 million settlement fund was reduced by $8.92 million reflecting an offset of amounts paid to the Settlement Class. The $36.03 million settlement fund is being distributed to the Settlement Class. Adtalem received the $8.92 million return of escrow on July 18, 2023. As a result, the loss contingency accrual and prepaid expense asset associated with the previous escrow balance are no longer outstanding on the Consolidated Balance Sheets as of September 30, 2023.

On March 12, 2021, Travontae Johnson, a Chamberlain student, filed a putative class action against Chamberlain in the Circuit Court of Cook County, Illinois, Chancery Division. The plaintiff claimed that Chamberlain’s use of Respondus Monitor, an online remote proctoring tool for student examinations, violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/15. More particularly, the plaintiff claimed that Chamberlain required students to use Respondus Monitor, which collected, captured, stored, used, and disclosed students’ biometric identifiers and biometric information without written and informed consent. The plaintiff also alleged that Chamberlain lacked a legally compliant written policy establishing a retention schedule and guidelines for destroying biometric identifiers and biometric information. The potential class purportedly included all students who took an assessment using the proctoring tool, as a student of Chamberlain in Illinois, at any time from March 12, 2016 through January 20, 2021. The plaintiff and the putative class sought damages in excess of $50,000, attorney’s fees and costs. The plaintiff and class also sought an unspecified amount of enhanced damages based on alleged negligent or reckless conduct by Chamberlain. On July 19, 2021, Chamberlain filed its motion to dismiss the complaint arguing that plaintiff’s lawsuit is expressly preempted by Title V of the Gramm-Leach-Bliley Act. On February 1, 2023, the Court granted Chamberlain’s motion to dismiss plaintiff’s complaint. On March 3, 2023, plaintiff filed an appeal. On September 14, 2023, plaintiff’s appeal was dismissed for lack of prosecution. The plaintiff had until October 5, 2023 to file for reconsideration of the dismissal. Plaintiff failed to timely file a motion for reconsideration. This matter is concluded.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. On March 23, 2022, Walden filed a Motion to Dismiss the Plaintiffs’ claims for failure to state a claim upon which relief can be granted. On November 27, 2022, the Court denied Walden’s motion to dismiss the complaint. Plaintiffs filed an amended complaint to add an additional plaintiff, Tareion Fluker. Walden answered the amended complaint on February 2, 2023. The parties participated in a non-binding mediation on May 4, 2023 and settlement discussions continued. The parties filed a joint motion to stay discovery through October 10, 2023 pending the outcome of a second non-binding mediation held on September 21, 2023. At this mediation, the parties agreed on a $28.5 million payment to resolve the issues in the case, subject to agreement on non-financial terms, discussions about which are ongoing. We have recorded a $28.5 million loss contingency accrual for this matter within accrued liabilities on the Consolidated Balance Sheets as of September 30, 2023. If a tentative settlement is reached, it is subject to approval by Adtalem’s Board of Directors and the court.

On June 6, 2022, plaintiff Rajesh Verma filed a lawsuit on behalf of himself and a class of similarly situated individuals in the Circuit Court of the Fourth Judicial Circuit, Duval County Florida, against Walden alleging that Walden was placing telephonic sales calls to persons on the National Do-Not-Call Registry, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq. Although originally filed in state court, Walden removed the case to federal court and filed a motion to dismiss plaintiff’s complaint. On August 26, 2022, plaintiff filed a motion to remand Count I of the complaint to state court. On March 2, 2023, plaintiff filed an amended complaint to add a Florida state law claim against Walden under the Florida Telephone Solicitation Act (“FTSA”). On March 16, 2023, Walden filed its answer to the amended complaint. On March 29, 2023, Walden’s motion to dismiss plaintiff’s complaint and plaintiff’s motion to remand Count I of the complaint were denied. A non-binding mediation was held on September 18, 2023. The parties reached a settlement for an immaterial amount, subject to Court approval.

As previously disclosed, pursuant to the terms of the Stock Purchase Agreement (“SPA”) by and between Adtalem and Cogswell, dated as of December 4, 2017, as amended, Adtalem sold DeVry University to Cogswell and Adtalem agreed to indemnify DeVry University for certain losses up to $340.0 million (the “Liability Cap”). Adtalem has previously disclosed DeVry University related matters that have consumed a portion of the Liability Cap.

18. Segment Information

We present three reportable segments as follows:

Chamberlain – Offers degree and non-degree programs in the nursing and health professions postsecondary education industry. This segment includes the operations of Chamberlain.

Walden – Offers online certificate programs and bachelor’s, master’s, and doctoral degrees, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. This segment includes the operations of Walden, which was acquired by Adtalem on August 12, 2021.

Medical and Veterinary – Offers degree and non-degree programs in the medical and veterinary postsecondary education industry. This segment includes the operations of AUC, RUSM, and RUSVM, which are collectively referred to as the “medical and veterinary schools.”

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of restructuring expense, business integration expense, intangible amortization expense, and litigation reserve. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment is not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Revenue:
Chamberlain	$142,596	$135,405
Walden	141,608	130,901
Medical and Veterinary	84,641	87,963
Total consolidated revenue	$368,845	$354,269
Adjusted operating income:
Chamberlain	$24,324	$27,002
Walden	31,115	24,541
Medical and Veterinary	14,477	17,064
Home Office and Other	(6,607)	(1,840)
Total consolidated adjusted operating income	63,309	66,767
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(676)	(15,065)
Business integration expense	(5,262)	(9,540)
Intangible amortization expense	(10,677)	(18,528)
Litigation reserve	(18,500)	—
Total consolidated operating income	28,194	23,634
Interest expense	(15,657)	(17,760)
Other income, net	2,214	761
Total consolidated income from continuing operations before income taxes	$14,751	$6,635
Capital expenditures:
Chamberlain	$5,285	$1,426
Walden	2,942	825
Medical and Veterinary	1,345	573
Home Office and Other	5,474	2,727
Total consolidated capital expenditures	$15,046	$5,551
Depreciation expense:
Chamberlain	$4,316	$4,481
Walden	2,162	2,595
Medical and Veterinary	2,944	3,105
Home Office and Other	356	624
Total consolidated depreciation expense	$9,778	$10,805
Intangible amortization expense:
Walden	$10,677	$18,528
Total consolidated intangible amortization expense	$10,677	$18,528

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue by geographic area is as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Revenue by geographic area:
Domestic operations	$284,204	$266,306
Barbados, St. Kitts, and St. Maarten	84,641	87,963
Total consolidated revenue	$368,845	$354,269

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

Walden – Offers online certificate programs and bachelor’s, master’s, and doctoral degrees, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. This segment includes the operations of Walden University (“Walden”), which was acquired by Adtalem on August 12, 2021.

Medical and Veterinary – Offers degree and non-degree programs in the medical and veterinary postsecondary education industry. This segment includes the operations of American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”), which are collectively referred to as the “medical and veterinary schools.”

“Home Office and Other” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 18 “Segment Information” to the Consolidated Financial Statements.

Revision to Previously Issued Financial Statements

During the third quarter of fiscal year 2023, Adtalem identified an error in its revenue recognition related to certain scholarship programs within its Medical and Veterinary segment. Certain scholarships and discounts offered within that segment provide students a discount on future tuition that constitute a material right under Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” that should be accounted for as a separate performance obligation within a contract. Adtalem assessed the materiality of this error individually and in the aggregate with other previously identified errors to prior periods’ Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections.” Adtalem concluded that the errors were not material to prior periods and therefore, amendments of previously filed reports were not required. However, Adtalem determined it was appropriate to revise its previously issued financial statements. Treating the discount on future tuition as a material right results in the deferral of revenue for a portion of tuition to future periods. In accordance with ASC 250, Adtalem corrected the prior period presented herein by revising the financial statement line item amounts previously disclosed in SEC filings in order to achieve comparability in the Consolidated Financial Statements. In connection with this revision, Adtalem also corrected other immaterial errors in the prior period, including certain errors that had previously been adjusted for as out of period corrections in the period identified. See Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for additional information.

First Quarter Highlights

Financial and operational highlights for the first quarter of fiscal year 2024 include:

●	Adtalem revenue increased $14.6 million, or 4.1%, in the first quarter of fiscal year 2024 compared to the year-ago period driven by increased revenue at Chamberlain and Walden, partially offset by a revenue decline at Medical and Veterinary.
●	Net income of $10.6 million ($0.25 diluted earnings per share) increased $10.1 million ($0.24 diluted earnings per share) in the first quarter of fiscal year 2024 compared to net income of $0.6 million in the year-ago period. This increase was primarily driven by increased revenue and decreased intangible amortization expense, restructuring expense, and business integration expense in the first quarter of fiscal year 2024, partially offset by increased litigation reserve in the first quarter of fiscal year 2024. Adjusted net income of $39.4 million decreased $2.2 million, or 5.3%, in the first quarter of fiscal year 2024 compared to the year-ago period. This decrease was due to increased incentive compensation expense and investments to support growth initiatives. Diluted adjusted earnings per share of $0.93 increased $0.03, or 3.3%, in the first quarter of fiscal year 2024 compared to the year-ago period driven by lower diluted shares due to share repurchases which offset the lower adjusted net income.
●	For the July 2023 and September 2023 sessions, total student enrollment at Chamberlain increased 2.6% and 5.2%, respectively, compared to the same sessions last year.
●	As of September 30, 2023, total student enrollment at Walden increased 0.5% compared to September 30, 2022.
●	For the September 2023 semester, total student enrollment at the medical and veterinary schools decreased 7.5% compared to the same semester last year.
●	Adtalem repurchased a total of 2,158,398 shares of Adtalem’s common stock under its share repurchase program at an average cost of $42.57 per share during the first quarter of fiscal year 2024. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue:

	Three Months Ended
	September 30,
	2023	2022
Revenue	100.0%	100.0%
Cost of educational services	45.7%	45.1%
Student services and administrative expense	45.0%	41.3%
Restructuring expense	0.2%	4.3%
Business integration expense	1.4%	2.7%
Total operating cost and expense	92.4%	93.3%
Operating income	7.6%	6.7%
Interest expense	(4.2)%	(5.0)%
Other income, net	0.6%	0.2%
Income from continuing operations before income taxes	4.0%	1.9%
Provision for income taxes	(0.8)%	(0.3)%
Income from continuing operations	3.2%	1.6%
Loss from discontinued operations, net of tax	(0.4)%	(1.4)%
Net income	2.9%	0.2%

Revenue

The following table presents revenue by segment detailing the changes from the year-ago period (in thousands):

	Three Months Ended September 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$135,405	$130,901	$87,963	$354,269
Growth (decline)	7,191	10,707	(3,322)	14,576
Fiscal year 2024	$142,596	$141,608	$84,641	$368,845
% change from prior year	5.3%	8.2%	(3.8)%	4.1%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2024
Session	July 2023	Sept. 2023
Total students	32,175	34,889
% change from prior year	2.6%	5.2%

	Fiscal Year 2023
Session	July 2022	Sept. 2022	Nov. 2022	Jan. 2023	Mar. 2023	May 2023
Total students	31,371	33,153	33,390	34,760	34,847	33,284
% change from prior year	(4.1)%	(4.0)%	(0.8)%	1.8%	2.0%	1.2%

Chamberlain revenue increased 5.3%, or $7.2 million, to $142.6 million in the first quarter of fiscal year 2024 compared to the year-ago period, driven by an increase in enrollment and higher tuition rates. Enrollment has improved in several graduate and doctoral programs and the undergraduate Bachelor of Science in Nursing (“BSN”) programs. These improvements have been partially offset by a decrease in total student enrollment in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program.

Tuition Rates:

Tuition for the BSN onsite and online degree program ranges from $675 to $753 per credit hour. Tuition for the RN-to-BSN online degree program is $590 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $675 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $690 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $800 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $550 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. Tuition for the onsite Master of Physician Assistant Studies (“MPAS”) is $8,000 per session. In some cases, these tuition rates increased by approximately 3% to 4% from the prior year for new students. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the Chamberlain academic catalog.

Walden

Walden Student Enrollment:

	Fiscal Year 2024
	September 30,
Period	2023
Total students	40,975
% change from prior year	0.5%

	Fiscal Year 2023
	September 30,	December 31,	March 31,	June 30,
Period	2022	2022	2023	2023
Total students	40,772	37,956	39,427	37,582
% change from prior year	(9.2)%	(7.8)%	(7.9)%	(4.8)%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 8.2%, or $10.7 million, to $141.6 million in the first quarter of fiscal year 2024 compared to the year-ago period, driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Management believes its marketing efforts to differentiate the Walden brand have driven the turnaround in enrollment in the first quarter of fiscal year 2024.

Tuition Rates:

On a per credit hour basis, tuition for Walden programs range from $130 per credit hour to $1,060 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $333 per credit hour. Other programs such as those with a subscription-based learning modality or those billed on a subscription period or term basis range from $1,500 to $7,180 per term. Students are charged a program fee that ranges from $50 to $230 per term as well as a clinical fee of $160 per course for specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, which are charged at a range of $1,000 to $2,550 per event. In most cases, these tuition rates, event charges, and fees represent increases of approximately 3% to 7% from the prior year. These tuition rates, event charges, and fees do not include the cost of books or personal technology, supplies, transportation, or living expenses.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2024
Semester	Sept. 2023
Total students	5,209
% change from prior year	(7.5)%

	Fiscal Year 2023
Semester	Sept. 2022	Jan. 2023	May 2023
Total students	5,634	5,312	4,869
% change from prior year	3.4%	1.6%	(8.2)%

Medical and Veterinary revenue decreased 3.8%, or $3.3 million, to $84.6 million in the first quarter of fiscal year 2024 compared to the year-ago period, driven by decreased enrollment, partially offset by tuition rate increases at all three institutions in this segment.

Management’s plan to increase enrollment centers around the core goals of increasing international students, increasing affiliations with historically Black colleges and universities (“HBCU”) and Hispanic-serving institutions (“HSI”), expanding AUC’s medical education program based in the U.K. in partnership with the University of Central Lancashire (“UCLAN”), and improving the effectiveness of marketing and enrollment investments.

Tuition Rates:

●	Effective for semesters beginning in September 2023, for students first enrolled prior to May 2022, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $26,680 and $31,328, respectively, per semester, which represents a 6.8% and 12.0% increase, respectively, from the prior academic year. Effective for semesters beginning in September 2023, for students first enrolled in May 2022 and after, tuition rates for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $21,568 and $28,146, respectively, per semester, which represents a 6.8% and 12.0% increase, respectively, from the prior academic year. In addition, students first enrolled in May 2022 and after are charged administrative fees of $5,430 and $3,841 for the basic sciences and final clinical rotation portions of the program, respectively, per semester, which represents a 6.8% and 12.0% increase, respectively, from the prior academic year.
●	Effective for semesters beginning in September 2023, for students first enrolled prior to May 2022, tuition rates for the beginning basic sciences and final clinical rotation portions of RUSM’s medical program are $27,547 and $30,397, respectively, per semester. These tuition rates represent a 6.0% increase from the prior academic year. Effective for semesters beginning in September 2023, for students first enrolled in May 2022 and after, tuition rates for the beginning basic sciences and final clinical rotation portions of RUSM’s medical program are $23,284 and $27,447, respectively, per semester. In addition, students first enrolled in May 2022 and after are charged administrative fees ranging from $5,883 to $6,662 for the basic sciences portion of the program and $3,420 for the final clinical rotation portion of the program, per semester. These tuition rates and fees represent a 6.0% increase from the prior academic year.
●	Effective for semesters beginning in September 2023, for students who first enrolled prior to September 2018, tuition rates for the pre-clinical (semesters 1-7) and clinical curriculum (semesters 8-10) of RUSVM’s veterinary program are $22,334 and $28,034, respectively, per semester. Effective for semesters beginning in September 2023, for students first enrolled in September 2018 and after, tuition rates for the pre-clinical and clinical curriculum of RUSVM’s veterinary program are $24,044 per semester. All of these tuition rates represent a 6.0% increase from the prior academic year.

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

	Three Months Ended September 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$60,173	$48,453	$51,019	$159,645
Cost increase (decrease)	5,233	5,577	(1,837)	8,973
Fiscal year 2024	$65,406	$54,030	$49,182	$168,618
% change from prior year	8.7%	11.5%	(3.6)%	5.6%

Cost of educational services increased 5.6%, or $9.0 million, to $168.6 million in the first quarter of fiscal year 2024 compared to the year-ago period. This cost increase was primarily driven by an increase in provision for bad debts and an increase in labor costs to support increased enrollment, partially offset by a decrease in clinical costs at Medical and Veterinary.

As a percentage of revenue, cost of educational services was 45.7% and 45.1% in the first quarter of fiscal year 2024 and 2023, respectively. The increase in the percentage was primarily the result of the increase in the provision for bad debts.

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

	Three Months Ended September 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2023	$48,231	$76,435	$19,880	$1,839	$146,385
Cost increase (decrease)	4,634	(1,444)	1,102	4,769	9,061
Intangible amortization expense change	—	(7,851)	—	—	(7,851)
Litigation reserve change	—	18,500	—	—	18,500
Fiscal year 2024	$52,865	$85,640	$20,982	$6,608	$166,095

Fiscal year 2024 % change:
Cost increase (decrease)	9.6%	(1.9)%	5.5%	NM	6.2%
Effect of intangible amortization expense change	—	(10.3)%	—	NM	(5.4)%
Effect of litigation reserve change	—	24.2%	—	NM	12.6%
Fiscal year 2024 % change	9.6%	12.0%	5.5%	NM	13.5%

Student services and administrative expense increased 13.5%, or $19.7 million, to $166.1 million in the first quarter of fiscal year 2024 compared to the year-ago period. Excluding intangible amortization expense and litigation reserve, student services and administrative expense increased 6.2%, or $9.1 million. This cost increase was primarily driven by an increase in incentive compensation, severance, and investments to support growth initiatives.

As a percentage of revenue, student services and administrative expense was 45.0% and 41.3% in the first quarter of fiscal year 2024 and 2023, respectively. The increase in the percentage was primarily the result of the litigation reserve in the first quarter of fiscal year 2024.

Restructuring Expense

Restructuring expense was $0.7 million and $15.1 million in the first quarter of fiscal year 2024 and 2023, respectively. The decreased restructure expense in the first quarter of fiscal year 2024 was primarily driven by higher real estate consolidations in the first quarter of fiscal year 2023 at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. See Note 5 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Business Integration Expense

Business integration expense was $5.3 million and $9.5 million in the first quarter of fiscal year 2024 and 2023, respectively. These are costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business integration expense in the Consolidated Statements of Income. We expect to incur additional integration expense through the remainder of fiscal year 2024.

Operating Income

The following table presents operating income by segment detailing the changes from the year-ago period (in thousands):

	Three Months Ended September 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2023	$26,184	$2,933	$10,238	$(15,721)	$23,634
Organic change	(2,678)	6,574	(2,587)	(4,767)	(3,458)
Restructuring expense change	818	3,080	6,712	3,779	14,389
Business integration expense change	—	—	—	4,278	4,278
Intangible amortization expense change	—	7,851	—	—	7,851
Litigation reserve change	—	(18,500)	—	—	(18,500)
Fiscal year 2024	$24,324	$1,938	$14,363	$(12,431)	$28,194

The following table presents a reconciliation of operating income (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Three Months Ended
	September 30,
			Increase/(Decrease)
	2023	2022	$	%
Chamberlain:
Operating income (GAAP)	$24,324	$26,184	$(1,860)	(7.1)%
Restructuring expense	—	818	(818)
Adjusted operating income (non-GAAP)	$24,324	$27,002	$(2,678)	(9.9)%
Operating margin (GAAP)	17.1%	19.3%
Operating margin (non-GAAP)	17.1%	19.9%

Walden:
Operating income (GAAP)	$1,938	$2,933	$(995)	(33.9)%
Restructuring expense	—	3,080	(3,080)
Intangible amortization expense	10,677	18,528	(7,851)
Litigation reserve	18,500	—	18,500
Adjusted operating income (non-GAAP)	$31,115	$24,541	$6,574	26.8%
Operating margin (GAAP)	1.4%	2.2%
Operating margin (non-GAAP)	22.0%	18.7%

Medical and Veterinary:
Operating income (GAAP)	$14,363	$10,238	$4,125	40.3%
Restructuring expense	114	6,826	(6,712)
Adjusted operating income (non-GAAP)	$14,477	$17,064	$(2,587)	(15.2)%
Operating margin (GAAP)	17.0%	11.6%
Operating margin (non-GAAP)	17.1%	19.4%

Home Office and Other:
Operating loss (GAAP)	$(12,431)	$(15,721)	$3,290	20.9%
Restructuring expense	562	4,341	(3,779)
Business integration expense	5,262	9,540	(4,278)
Adjusted operating loss (non-GAAP)	$(6,607)	$(1,840)	$(4,767)	(259.1)%

Adtalem Global Education:
Operating income (GAAP)	$28,194	$23,634	$4,560	19.3%
Restructuring expense	676	15,065	(14,389)
Business integration expense	5,262	9,540	(4,278)
Intangible amortization expense	10,677	18,528	(7,851)
Litigation reserve	18,500	—	18,500
Adjusted operating income (non-GAAP)	$63,309	$66,767	$(3,458)	(5.2)%
Operating margin (GAAP)	7.6%	6.7%
Operating margin (non-GAAP)	17.2%	18.8%

Consolidated operating income increased 19.3%, or $4.6 million, to $28.2 million in the first quarter of fiscal year 2024 compared to the year-ago period. The primary drivers of the operating income increase in the first quarter of fiscal year 2024 were decreased restructuring expense, intangible amortization expense, and business integration expense, partially offset by increased litigation reserve, provision for bad debts, and incentive compensation expense. The decrease in intangible amortization expense is driven by the decrease in amortization relating to the Walden student relationships intangible asset. This intangible asset is amortized based on the estimated retention of the students and considers the revenue and cash flow associated with these existing students, which are concentrated at the beginning of the asset’s useful life.

Consolidated adjusted operating income decreased 5.2%, or $3.5 million, to $63.3 million in the first quarter of fiscal year 2024 compared to the year-ago period. The primary drivers of the decrease in adjusted operating income were the increase in costs to support the growth of the business, provision for bad debts, incentive compensation expense, and severance costs, partially offset by an increase in revenue.

Chamberlain

Chamberlain operating income decreased 7.1%, or $1.9 million, to $24.3 million in the first quarter of fiscal year 2024 compared to the year-ago period. Segment adjusted operating income decreased 9.9%, or $2.7 million, to $24.3 million in the first quarter of fiscal year 2024 compared to the year-ago period. The decrease in adjusted operating income in the first quarter of fiscal year 2024 was primarily driven by increased labor costs and provision for bad debts, partially offset by the increase in revenue.

Walden

Walden operating income decreased 33.9%, or $1.0 million, to $1.9 million in the first quarter of fiscal year 2024 compared to the year-ago period. Segment adjusted operating income increased 26.8%, or $6.6 million, to $31.1 million in the first quarter of fiscal year 2024 compared to the year-ago period. The increase in adjusted operating income in the first quarter of fiscal year 2024 was primarily driven by the increase in revenue, partially offset by increased labor costs, provision for bad debts, and graduation expense.

Medical and Veterinary

Medical and Veterinary operating income increased 40.3%, or $4.1 million, to $14.4 million in the first quarter of fiscal year 2024 compared to the year-ago period. Segment adjusted operating income decreased 15.2%, or $2.6 million, to $14.5 million in the first quarter of fiscal year 2024 compared to the year-ago period. The decrease in adjusted operating income in the first quarter of fiscal year 2024 was primarily driven by the decrease in revenue, partially offset by decreased clinical costs.

Interest Expense

Interest expense was $15.7 million and $17.8 million in the first quarter of fiscal year 2024 and 2023, respectively. The decrease in interest expense was primarily the result of the year-ago period incurring charges due to the write-off of debt discount and issuance costs on the Term Loan B (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements) upon repayment of a portion of the debt. This decrease in interest expense was partially offset by rising interest rates on outstanding Term Loan B debt. The interest rate for borrowings under the Term Loan B debt was 9.43% and 7.05% as of September 30, 2023 and 2022, respectively.

Other Income, Net

Other income, net was $2.2 million and $0.8 million in the first quarter of fiscal year 2024 and 2023, respectively. The increase in other income, net was primarily the result of an increase in interest income.

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

Our effective tax rates from continuing operations were 18.9% and 16.9% in the three months ended September 30, 2023 and 2022, respectively. The income tax provision for the first quarter of fiscal year 2024 increased compared to the year-ago period due to a decrease in the percentage of earnings from foreign operations, which are generally taxed at lower rates than domestic earnings.

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

Discontinued Operations

Beginning in the second quarter of fiscal year 2022, the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine operations were classified as discontinued operations. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations.

Net loss from discontinued operations in the first quarter of fiscal year 2024 was $1.3 million. This loss consisted of the following: (i) $1.8 million of expense primarily from ongoing litigation costs and settlements related to the DeVry University divestiture; and (ii) a benefit from income taxes of $0.5 million associated with the items listed above.

Net loss from discontinued operations in the first quarter of fiscal year 2023 was $4.9 million. This loss consisted of the following: (i) loss of $3.3 million of expense primarily from ongoing litigation costs and settlements related to the DeVry University divestiture; (ii) a loss on the sale of ACAMS, Becker, and OCL of $3.4 million for working capital adjustments to the initial sales prices; and (iii) a benefit from income taxes of $1.7 million associated with the items listed above.

Regulatory Environment

Like other higher education companies, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A. “Risk Factors” in our 2023 Form 10-K for a discussion of student financial aid related risks.

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

Walden must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution, or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Walden is currently on a TPPPA which is required for participation in Title IV programs on a month-to-month basis. Walden’s provisional certification prior to acquisition was due to Walden’s prior parent company (Laureate Education Inc.) failing composite score under ED’s financial responsibility standards and ED’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. As a result of Adtalem’s acquisition of Walden, the provisional nature of Walden’s PPA remains in effect on a month-to-month basis while ED reviews the change in ownership application relating to the acquisition of Walden by Adtalem. Walden also is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as a restriction on changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership during the period in which Walden participates under provisional certification (either as a result of the change in ownership or because of the continuation of the financial responsibility letter of credit). Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of September 30, 2023 in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs. On January 18, 2023, we received a letter from ED, requiring Adtalem to provide a letter of credit in the amount of $76.2 million related to ED’s review of the Same Day Balance Sheet, which is the consolidated Adtalem balance sheet as of August 12, 2021, the date of the Walden acquisition. On February 21, 2023, Adtalem provided the $76.2 million letter of credit to ED.

As indicated in the earlier refence to Laureate Education Inc., passage of an ED-defined financial responsibility test, also known as a “composite score,” is required for continued participation by an institution in Title IV aid programs. For Adtalem’s institutions, this test is calculated at the consolidated Adtalem level. Applying various financial elements from the fiscal year audited financial statements, the test is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet ED’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible but require additional oversight. These institutions are subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is considered not financially responsible. However, an institution with a score of less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, Adtalem’s composite score had exceeded the required minimum of 1.5. However, on September 25, 2023, Adtalem was notified by ED that the fiscal year 2022 composite score had declined to 0.2. As previously disclosed, this was expected due to the acquisition of Walden. ED advised that Adtalem’s five institutions will be permitted to continue to participate in Title IV under provisional certifications with heightened cash monitoring and continued reporting. A letter of credit in the amount of $157.9 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2022, must be delivered to ED by November 9, 2023. Management does not believe these conditions will have a material adverse effect on Adtalem’s operations.

On September 27, 2023, ED announced final Gainful Employment (“GE”) rules effective July 1, 2024. The regulation applies to all Title IV certificate programs at all institutions and to all Title IV degree programs at proprietary institutions. Programs must meet a debt-to-earnings test in which graduates’ annual debt payments must not exceed 8% of their annual earnings or 20% of their discretionary earnings. Programs must also pass an earnings premium test in which graduates’ earnings must exceed those of a typical high school graduate. Under the rule, programs that fail either metric must provide warnings to students and prospective students that the program is at risk of losing Title IV eligibility and programs that fail the same measure in two out of three consecutive years lose Title IV eligibility. We are reviewing the rule to determine what impact, if any, it will have on our programs. The GE rules also include a transparency framework in which debt-to-earnings, earnings premium, and a wide range of other program outcomes are disclosed on a website to be hosted by ED.

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, Walden, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The American Rescue Plan Act of 2021 (the “Rescue Act”) enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change was subject to negotiated rulemaking, which ended in March 2022. The amended rule applies to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs as calculated under the current regulations (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s Title IV-eligible institutions for fiscal years 2022 and 2021. Final data for fiscal year 2023 is not yet available. As an institution’s 90/10 compliance must be calculated using the financial results of an entire fiscal year, we are including Walden’s amounts for the full fiscal year 2022 in the table below, including the portion of the year not under Adtalem’s ownership.

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

Adtalem’s consolidated cash and cash equivalents balance of $262.4 million and $273.7 million as of September 30, 2023 and June 30, 2023, respectively, included cash and cash equivalents held at Adtalem’s international operations of $14.5 million and $7.2 million as of September 30, 2023 and June 30, 2023, respectively, which is available to Adtalem for general corporate purposes.

Under the terms of Adtalem institutions’ participation in financial aid programs, certain cash received from state governments and ED is maintained in restricted bank accounts. Adtalem receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for Adtalem to use in operations. This process generally occurs during the academic term for which such funds have been authorized. Cash in the amount of $2.0 million and $1.4 million was held in these restricted bank accounts as of September 30, 2023 and June 30, 2023, respectively.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Income from continuing operations	$11,959	$5,513
Non-cash items	50,706	72,346
Changes in assets and liabilities	28,061	13,617
Net cash provided by operating activities-continuing operations	$90,726	$91,476

Net cash provided by operating activities from continuing operations in the three months ended September 30, 2023 was $90.7 million compared to $91.5 million in the year-ago period. The decrease was driven by lower non-cash items, partially offset by an increase in income from continuing operations and changes in working capital. The decrease of $21.6 million in non-cash items between the three months ended September 30, 2023 and the three months ended September 30, 2022 was principally driven by decreases in impairments to operating lease assets and amortization of intangible assets. The increase of $14.4 million in cash generated from changes in assets and liabilities was primarily due to timing differences in accounts receivable, prepaid assets, prepaid income taxes, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in the first three months of fiscal year 2024 and 2023 were $15.0 million and $5.6 million, respectively. The capital expenditures in fiscal year 2024 primarily consisted of spending for information technology investments and Chamberlain’s campus development. For the remainder of fiscal year 2024, we expect capital spending on information technology, new campus development at Chamberlain, and facility improvements at the medical and veterinary schools. Management anticipates full fiscal year 2024 capital spending to be in the $50 to $60 million range, including $15.0 million spent during the first three months of fiscal year 2024. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

During the first three months of fiscal year 2024 and 2023, we received proceeds from the sale of marketable securities held in a Rabbi Trust of $0.4 million and $0.4 million, respectively, and made additional investments in marketable securities held by this trust of $0.3 million and $0.3 million, respectively.

During the first quarter of fiscal year 2023, we paid $0.8 million for a working capital adjustment to the initial sales price for ACAMS.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Repurchases of common stock for treasury	$(90,477)	$—
Repayments of long-term debt	—	(100,861)
Other	(4,911)	(2,113)
Net cash used in financing activities	$(95,388)	$(102,974)

On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. As of September 30, 2023, after repurchases that were made during the three months ended September 30, 2023, there remained $80.9 million for additional share repurchases under the current share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

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

On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem entered into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The Revolver will be used to finance ongoing working capital and for general corporate purposes. During fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. In July 2022, we repurchased an additional $0.9 million of Notes, on September 22, 2022, we made a prepayment of $100.0 million on the Term Loan B, and on November 22, 2022, we made a prepayment of $50.0 million on the Term Loan B. As of September 30, 2023, the principal balance of the Notes and Term Loan B was $405.0 million and $303.3 million, respectively. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

In the event of unexpected market conditions or negative economic changes that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $323.8 million as of September 30, 2023. This availability will be reduced to $165.9 million in November 2023 upon issuance of the letter of credit to ED as described above.

Material Cash Requirements

Long-Term Debt – We have principal balances of $405.0 million of Notes and $303.3 million of Term Loan B, which requires interest payments. With the prepayment noted above, we are no longer required to make quarterly principal installment payments on the Term Loan B. In addition, we maintain a $400.0 million revolving credit facility with availability of $323.8 million as of September 30, 2023. Adtalem has a letter of credit outstanding under this revolving credit facility of $76.2 million as of September 30, 2023, in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs. On September 25, 2023, we received a letter from ED, requiring Adtalem to provide a letter of credit in the amount of $157.9 million to be provided by November 9, 2023. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Notes and Credit Agreement.

Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of September 30, 2023, in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $31.4 million of surety bonds as of September 30, 2023 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates as disclosed in our 2023 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Adtalem’s future growth. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2023 Form 10-K and that might be contained in this Quarterly Report on Form 10-Q, which should be read in conjunction with these forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and Adtalem assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for restructuring expense, business integration expense, intangible amortization expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, and net loss from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business integration expense, intangible amortization expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, and net loss from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business integration expense, intangible amortization expense, and litigation reserve. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for net loss from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation and amortization, stock-based compensation, restructuring expense, business integration expense, and litigation reserve. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Income taxes, interest expense, and other income, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Business integration expense include expenses related to the Walden acquisition and certain costs related to growth transformation initiatives. We do not include normal, recurring, cash operating expenses in our business integration expense.
●	Intangible amortization expense on acquired intangible assets.
●	Write-off of debt discount and issuance costs and gain on extinguishment of debt related to prepayments of debt, and reserves related to significant litigation.
●	Net loss from discontinued operations includes expense from ongoing litigation costs and settlements related to the DeVry University divestiture and a loss on the sale of ACAMS, Becker, and OCL for working capital adjustments to the initial sales prices.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Net income (GAAP)	$10,646	$592
Restructuring expense	676	15,065
Business integration expense	5,262	9,540
Intangible amortization expense	10,677	18,528
Write-off of debt discount and issuance costs, gain on extinguishment of debt, and litigation reserve	18,500	2,824
Income tax impact on non-GAAP adjustments (1)	(7,693)	(9,871)
Net loss from discontinued operations	1,313	4,921
Adjusted net income (non-GAAP)	$39,381	$41,599
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended
	September 30,
	2023	2022
Earnings per share, diluted (GAAP)	$0.25	$0.01
Effect on diluted earnings per share:
Restructuring expense	0.02	0.33
Business integration expense	0.12	0.21
Intangible amortization expense	0.25	0.40
Write-off of debt discount and issuance costs, gain on extinguishment of debt, and litigation reserve	0.44	0.06
Income tax impact on non-GAAP adjustments (1)	(0.18)	(0.21)
Net loss from discontinued operations	0.03	0.11
Adjusted earnings per share, diluted (non-GAAP)	$0.93	$0.90
Diluted shares used in non-GAAP EPS calculation	42,184	46,342
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended
	September 30,
			Increase/(Decrease)
	2023	2022	$	%
Chamberlain:
Operating income (GAAP)	$24,324	$26,184	$(1,860)	(7.1)%
Restructuring expense	—	818	(818)
Depreciation	4,316	4,481	(165)
Stock-based compensation	2,907	2,274	633
Adjusted EBITDA (non-GAAP)	$31,547	$33,757	$(2,210)	(6.5)%
Adjusted EBITDA margin (non-GAAP)	22.1%	24.9%

Walden:
Operating income (GAAP)	$1,938	$2,933	$(995)	(33.9)%
Restructuring expense	—	3,080	(3,080)
Intangible amortization expense	10,677	18,528	(7,851)
Litigation reserve	18,500	—	18,500
Depreciation	2,162	2,595	(433)
Stock-based compensation	1,864	1,905	(41)
Adjusted EBITDA (non-GAAP)	$35,141	$29,041	$6,100	21.0%
Adjusted EBITDA margin (non-GAAP)	24.8%	22.2%

Medical and Veterinary:
Operating income (GAAP)	$14,363	$10,238	$4,125	40.3%
Restructuring expense	114	6,826	(6,712)
Depreciation	2,944	3,105	(161)
Stock-based compensation	1,640	1,475	165
Adjusted EBITDA (non-GAAP)	$19,061	$21,644	$(2,583)	(11.9)%
Adjusted EBITDA margin (non-GAAP)	22.5%	24.6%

Home Office and Other:
Operating loss (GAAP)	$(12,431)	$(15,721)	$3,290	20.9%
Restructuring expense	562	4,341	(3,779)
Business integration expense	5,262	9,540	(4,278)
Depreciation	356	624	(268)
Stock-based compensation	1,044	491	553
Adjusted EBITDA (non-GAAP)	$(5,207)	$(725)	$(4,482)	(618.2)%

Adtalem Global Education:
Net income (GAAP)	$10,646	$592	$10,054	1,698.3%
Net loss from discontinued operations	1,313	4,921	(3,608)
Interest expense	15,657	17,760	(2,103)
Other income, net	(2,214)	(761)	(1,453)
Provision for income taxes	2,792	1,122	1,670
Operating income (GAAP)	28,194	23,634	4,560
Depreciation and amortization	20,455	29,333	(8,878)
Stock-based compensation	7,455	6,145	1,310
Restructuring expense	676	15,065	(14,389)
Business integration expense	5,262	9,540	(4,278)
Litigation reserve	18,500	—	18,500
Adjusted EBITDA (non-GAAP)	$80,542	$83,717	$(3,175)	(3.8)%
Adjusted EBITDA margin (non-GAAP)	21.8%	23.6%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Adtalem’s market risk exposure during the first three months of fiscal year 2024 from those set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term in set forth in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Adtalem’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Adtalem’s disclosure controls were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes during the first quarter of fiscal year 2024 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 17 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

There have been no material changes to Adtalem’s risk factors from those set forth since Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 - July 31, 2023	667,987	$39.41	667,987	$146,421,843
August 1, 2023 - August 31, 2023	673,792	$43.89	673,792	$116,852,143
September 1, 2023 - September 30, 2023	816,619	$44.07	816,619	$80,862,017
Total	2,158,398	$42.57	2,158,398
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	129	$41.23	NA	NA
August 1, 2023 - August 31, 2023	117,359	$43.37	NA	NA
September 1, 2023 - September 30, 2023	12,920	$44.22	NA	NA
Total	130,408	$43.45	NA	NA
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

Adtalem Global Education Inc.

Date: October 26, 2023	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)