Form 10-Q
period 2023-12-31
Adtalem Global Education Inc.
filed 2024-01-30
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of January 26, 2024, there were 39,188,069 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	December 31,	June 30,
	2023	2023
Assets:
Current assets:
Cash and cash equivalents	$182,894	$273,689
Restricted cash	3,183	1,386
Accounts receivable, net	133,666	102,749
Prepaid expenses and other current assets	58,356	100,715
Total current assets	378,099	478,539
Noncurrent assets:
Property and equipment, net	260,484	258,522
Operating lease assets	176,863	174,677
Deferred income taxes	58,212	56,694
Intangible assets, net	792,328	812,338
Goodwill	961,262	961,262
Other assets, net	65,852	68,509
Assets held for sale	7,825	—
Total noncurrent assets	2,322,826	2,332,002
Total assets	$2,700,925	$2,810,541

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$88,093	$81,812
Accrued payroll and benefits	45,928	52,041
Accrued liabilities	97,675	105,806
Deferred revenue	135,281	153,871
Current operating lease liabilities	31,596	37,673
Total current liabilities	398,573	431,203
Noncurrent liabilities:
Long-term debt	696,373	695,077
Long-term operating lease liabilities	168,603	163,441
Deferred income taxes	27,243	26,068
Other liabilities	40,734	37,416
Total noncurrent liabilities	932,953	922,002
Total liabilities	1,331,526	1,353,205
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 39,526 and 42,310 shares outstanding as of December 31, 2023 and June 30, 2023, respectively	831	822
Additional paid-in capital	597,587	568,761
Retained earnings	2,454,269	2,403,750
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 43,566 and 39,922 shares as of December 31, 2023 and June 30, 2023, respectively	(1,681,061)	(1,513,770)
Total shareholders' equity	1,369,399	1,457,336
Total liabilities and shareholders' equity	$2,700,925	$2,810,541

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue	$393,242	$362,834	$762,087	$717,103
Operating cost and expense:
Cost of educational services	172,069	159,303	340,687	318,948
Student services and administrative expense	155,584	141,802	321,679	288,187
Restructuring expense	68	1,363	744	16,428
Business integration expense	6,909	14,816	12,171	24,356
Total operating cost and expense	334,630	317,284	675,281	647,919
Operating income	58,612	45,550	86,806	69,184
Interest expense	(16,693)	(15,589)	(32,350)	(33,349)
Other income (expense), net	3,563	(1,440)	5,777	(679)
Income from continuing operations before income taxes	45,482	28,521	60,233	35,156
Provision for income taxes	(7,769)	(4,395)	(10,561)	(5,517)
Income from continuing operations	37,713	24,126	49,672	29,639
Discontinued operations:
Income (loss) from discontinued operations before income taxes	2,926	524	1,161	(2,741)
Gain (loss) on disposal of discontinued operations before income taxes	—	185	—	(3,174)
(Provision for) benefit from income taxes	(748)	(182)	(296)	1,521
Income (loss) from discontinued operations	2,178	527	865	(4,394)
Net income and comprehensive income	$39,891	$24,653	$50,537	$25,245

Earnings (loss) per share:
Basic:
Continuing operations	$0.95	$0.53	$1.22	$0.65
Discontinued operations	$0.05	$0.01	$0.02	$(0.10)
Total basic earnings per share	$1.00	$0.54	$1.24	$0.56
Diluted:
Continuing operations	$0.92	$0.52	$1.20	$0.64
Discontinued operations	$0.05	$0.01	$0.02	$(0.10)
Total diluted earnings per share	$0.98	$0.53	$1.22	$0.55

Weighted-average shares outstanding:
Basic shares	39,872	45,425	40,636	45,350
Diluted shares	40,787	46,121	41,486	46,232

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2023	2022
Operating activities:
Net income	$50,537	$25,245
(Income) loss from discontinued operations	(865)	4,394
Income from continuing operations	49,672	29,639
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,505	8,113
Amortization and impairments to operating lease assets	17,340	28,612
Depreciation	20,714	21,461
Amortization of intangible assets	20,010	34,704
Amortization and write-off of debt discount and issuance costs	2,310	6,819
Provision for bad debts	23,024	14,275
Deferred income taxes	(343)	(245)
Loss on disposals, accelerated depreciation, and impairments to property and equipment	38	3,483
Gain on extinguishment of debt	—	(71)
(Gain) loss on investments	(575)	4,950
Unrealized loss on assets held for sale	647	—
Changes in assets and liabilities:
Accounts receivable	(42,429)	(25,045)
Prepaid expenses and other current assets	(2,143)	494
Accounts payable	7,824	13,233
Accrued payroll and benefits	(6,073)	(25,295)
Accrued liabilities	25,130	(4,849)
Deferred revenue	(13,540)	(28,424)
Operating lease liabilities	(20,441)	(25,923)
Other assets and liabilities	(11,601)	(13,654)
Net cash provided by operating activities-continuing operations	83,069	42,277
Net cash provided by (used in) operating activities-discontinued operations	9,515	(862)
Net cash provided by operating activities	92,584	41,415
Investing activities:
Capital expenditures	(30,328)	(9,747)
Proceeds from sale of marketable securities	626	1,256
Purchases of marketable securities	(498)	(1,257)
Net cash used in investing activities-continuing operations	(30,200)	(9,748)
Payment for working capital adjustment for sale of business	—	(3,174)
Net cash used in investing activities	(30,200)	(12,922)
Financing activities:
Proceeds from exercise of stock options	15,313	1,422
Employee taxes paid on withholding shares	(6,505)	(4,108)
Proceeds from stock issued under Colleague Stock Purchase Plan	359	289
Repurchases of common stock for treasury	(160,549)	—
Payment on equity forward contract	—	(13,162)
Repayments of long-term debt	—	(150,861)
Net cash used in financing activities	(151,382)	(166,420)
Net decrease in cash, cash equivalents and restricted cash	(88,998)	(137,927)
Cash, cash equivalents and restricted cash at beginning of period	275,075	347,937
Cash, cash equivalents and restricted cash at end of period	$186,077	$210,010
Non-cash investing and financing activities:
Accrued capital expenditures	$9,062	$5,209
Accrued liability for repurchases of common stock	$2,400	$—
Accrued excise tax on share repurchases	$2,358	$—

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
September 30, 2022	82,099	$821	$529,229	$2,310,988	$(2,227)	36,703	$(1,342,786)	$1,496,025
Net income				24,653				24,653
Stock-based compensation			1,968					1,968
Net activity from stock-based compensation awards	57	1	180			15	(622)	(441)
Proceeds from stock issued under Colleague Stock Purchase Plan			(1)			(5)	175	174
Settlement of equity forward contract			30,000				(43,162)	(13,162)
December 31, 2022	82,156	$822	$561,376	$2,335,641	$(2,227)	36,713	$(1,386,395)	$1,509,217

September 30, 2023	82,605	$826	$576,758	$2,414,378	$(2,227)	42,204	$(1,611,072)	$1,378,663
Net income				39,891				39,891
Stock-based compensation			6,050					6,050
Net activity from stock-based compensation awards	487	5	14,758			15	(855)	13,908
Proceeds from stock issued under Colleague Stock Purchase Plan			21			(4)	167	188
Repurchases of common stock for treasury						1,351	(69,301)	(69,301)
December 31, 2023	83,092	$831	$597,587	$2,454,269	$(2,227)	43,566	$(1,681,061)	$1,369,399

June 30, 2022	81,796	$818	$521,848	$2,310,396	$(2,227)	36,619	$(1,339,449)	$1,491,386
Net income				25,245				25,245
Stock-based compensation			8,113					8,113
Net activity from stock-based compensation awards	360	4	1,418			103	(4,108)	(2,686)
Proceeds from stock issued under Colleague Stock Purchase Plan			(3)			(9)	324	321
Settlement of equity forward contract			30,000				(43,162)	(13,162)
December 31, 2022	82,156	$822	$561,376	$2,335,641	$(2,227)	36,713	$(1,386,395)	$1,509,217

June 30, 2023	82,232	$822	$568,761	$2,403,750	$(2,227)	39,922	$(1,513,770)	$1,457,336
Net income				50,537				50,537
Stock-based compensation			13,505					13,505
Net activity from stock-based compensation awards	860	9	15,304			145	(6,505)	8,808
Proceeds from stock issued under Colleague Stock Purchase Plan			17	(18)		(10)	400	399
Repurchases of common stock for treasury						3,509	(161,186)	(161,186)
December 31, 2023	83,092	$831	$597,587	$2,454,269	$(2,227)	43,566	$(1,681,061)	$1,369,399

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our significant accounting policies is described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. We use the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our fiscal year 2023 Form 10-K.

Business integration expense was $6.9 million and $12.2 million in the three and six months ended December 31, 2023, respectively, and $14.8 million and $24.4 million in the three and six months ended December 31, 2022, respectively. These are costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business integration expense in the Consolidated Statements of Income.

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

In November 2023, the FASB issued ASU No. 2023-07: “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance was issued to improve disclosures about reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses by requiring entities to provide disclosures of significant segment expenses and other segment items. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our segment disclosures but will not otherwise impact Adtalem’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09: “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance was issued to enhance the transparency and decision usefulness of income tax disclosures by requiring entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively and retrospective application is permitted. Early adoption of the amendments is permitted. The amendments will impact our income tax disclosures but will not otherwise impact Adtalem’s Consolidated Financial Statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our Consolidated Financial Statements.

Revision to Previously Issued Financial Statements

During the third quarter of fiscal year 2023, Adtalem identified an error in its revenue recognition related to certain scholarship programs within its Medical and Veterinary segment. Certain scholarships and discounts offered within that segment provide students a discount on future tuition that constitute a material right under ASC 606 “Revenue from Contracts with Customers” that should be accounted for as a separate performance obligation within a contract. Adtalem assessed the materiality of this error individually and in the aggregate with other previously identified errors to prior periods’ Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections.” Adtalem concluded that the errors were not material to prior periods and therefore, amendments of previously filed reports were not required. However, Adtalem determined it was appropriate to revise its previously issued financial statements. Treating the discount on future tuition as a material right results in the deferral of revenue for a portion of tuition to future periods. In accordance with ASC 250, Adtalem corrected the prior periods presented herein by revising the financial statement line item amounts previously disclosed in SEC filings in order to achieve comparability in the Consolidated Financial Statements. The impact of this revision of Adtalem’s previously reported Consolidated Financial Statements are detailed below. In connection with this revision, Adtalem also corrected other immaterial errors in the prior periods, including certain errors that had previously been adjusted for as out of period corrections in the period identified.

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Income (in thousands, except per share data):

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Revenue	$363,302	$(468)	$362,834	$717,861	$(758)	$717,103
Operating cost and expense:
Student services and administrative expense	140,668	1,134	141,802	289,009	(822)	288,187
Business integration expense	15,941	(1,125)	14,816	24,356	—	24,356
Total operating cost and expense	317,275	9	317,284	648,741	(822)	647,919
Operating income	46,027	(477)	45,550	69,120	64	69,184
Other expense, net	(2,574)	1,134	(1,440)	(1,007)	328	(679)
Income from continuing operations before income taxes	27,864	657	28,521	34,764	392	35,156
Provision for income taxes	(4,247)	(148)	(4,395)	(5,301)	(216)	(5,517)
Income from continuing operations	23,617	509	24,126	29,463	176	29,639
Discontinued operations:
Income (loss) from discontinued operations before income taxes	524	—	524	(2,914)	173	(2,741)
(Provision for) benefit from income taxes	(182)	—	(182)	2,961	(1,440)	1,521
Income (loss) from discontinued operations	527	—	527	(3,127)	(1,267)	(4,394)
Net income	24,144	509	24,653	26,336	(1,091)	25,245

Earnings (loss) per share:
Basic:
Continuing operations	$0.52	$0.01	$0.53	$0.65	$0.00	$0.65
Discontinued operations	$0.01	$0.00	$0.01	$(0.07)	$(0.03)	$(0.10)
Total basic earnings per share	$0.53	$0.01	$0.54	$0.58	$(0.02)	$0.56
Diluted:
Continuing operations	$0.51	$0.01	$0.52	$0.64	$0.00	$0.64
Discontinued operations	$0.01	$0.00	$0.01	$(0.07)	$(0.03)	$(0.10)
Total diluted earnings per share	$0.52	$0.01	$0.53	$0.57	$(0.02)	$0.55

The following table summarizes the effect of the revisions on the affected line items within the previously reported Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Net income	$24,144	$509	$24,653	$26,336	$(1,091)	$25,245
Other comprehensive income (loss), net of tax:
Loss on foreign currency translation adjustments	—	—	—	(1,267)	1,267	—
Comprehensive income before reclassification	24,144	509	24,653	25,069	176	25,245
Comprehensive income	24,144	509	24,653	25,069	176	25,245

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended December 31, 2022
	As reported	Adjustment	As revised
Operating activities:
Net income	$26,336	$(1,091)	$25,245
Loss from discontinued operations	3,127	1,267	4,394
Income from continuing operations	29,463	176	29,639
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investments	5,000	(50)	4,950
Changes in assets and liabilities:
Prepaid expenses and other current assets	227	267	494
Accrued payroll and benefits	(24,145)	(1,150)	(25,295)
Deferred revenue	(29,182)	758	(28,424)
Net cash provided by operating activities-continuing operations	42,276	1	42,277
Net cash provided by operating activities	41,414	1	41,415
Investing activities:
Proceeds from sales of marketable securities	—	1,256	1,256
Purchases of marketable securities	—	(1,257)	(1,257)
Net cash used in investing activities-continuing operations	(9,747)	(1)	(9,748)
Net cash used in investing activities	(12,921)	(1)	(12,922)

The following table summarizes the effect of the revisions on the affected line items within the Consolidated Statements of Shareholders’ Equity (in thousands):

	As reported	Adjustment	As revised
June 30, 2022
Retained earnings	2,322,810	(12,414)	2,310,396
Accumulated other comprehensive loss	(960)	(1,267)	(2,227)
Total shareholders' equity	1,505,067	(13,681)	1,491,386
September 30, 2022
Retained earnings	2,325,002	(14,014)	2,310,988
Total shareholders' equity	1,510,039	(14,014)	1,496,025
December 31, 2022
Retained earnings	2,349,146	(13,505)	2,335,641
Total shareholders' equity	1,522,722	(13,505)	1,509,217
Three Months Ended December 31, 2022
Net income	24,144	509	24,653
Six Months Ended December 31, 2022
Net income	26,336	(1,091)	25,245
Other comprehensive loss, net of tax	(1,267)	1,267	—

3. Discontinued Operations

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s Consolidated Financial Statements as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s financial results. Adtalem received $5.5 million and $4.1 million during the second quarter of fiscal year 2024 and the second quarter of fiscal year 2023, respectively, related to the earn-out. We have received a total of $12.5 million related to the earn-out thus far.

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

The following is a summary of income statement information reported as discontinued operations, which includes expense from ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures, a gain (loss) on sale of ACAMS, Becker, and OCL for working capital adjustments to the initial sales prices, and the earn-outs we received (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—
Operating cost and expense:
Student services and administrative expense	(2,926)	(524)	(1,161)	2,741
Total operating cost and expense	(2,926)	(524)	(1,161)	2,741
Income (loss) from discontinued operations before income taxes	2,926	524	1,161	(2,741)
Gain (loss) on disposal of discontinued operations before income taxes	—	185	—	(3,174)
(Provision for) benefit from income taxes	(748)	(182)	(296)	1,521
Income (loss) from discontinued operations	$2,178	$527	$865	$(4,394)

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$153,553	$146,808	$89,438	$389,799
Other	—	—	3,443	3,443
Total	$153,553	$146,808	$92,881	$393,242

	Six Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$296,149	$288,416	$170,595	$755,160
Other	—	—	6,927	6,927
Total	$296,149	$288,416	$177,522	$762,087

	Three Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$141,396	$131,940	$86,729	$360,065
Other	—	—	2,769	2,769
Total	$141,396	$131,940	$89,498	$362,834

	Six Months Ended December 31, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$276,801	$262,841	$171,953	$711,595
Other	—	—	5,508	5,508
Total	$276,801	$262,841	$177,461	$717,103

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

Students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. The amounts of discounts or scholarships are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption based on our historical experience of student persistence toward completion of study. The contract liability associated with these material rights is presented as deferred revenue within current liabilities and other liabilities within noncurrent liabilities on the Consolidated Balance Sheets based on the amounts expected to be redeemed in the next 12 months. The contract liability amount associated with these material rights within current liabilities is $14.4 million and $10.6 million as of December 31, 2023 and June 30, 2023, respectively, and the amount within noncurrent liabilities is $15.4 million and $10.4 million as of December 31, 2023 and June 30, 2023, respectively. The noncurrent contract liability associated with these material rights is expected to be earned over approximately the next four fiscal years.

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

Deferred revenue within current liabilities is $135.3 million and $153.9 million as of December 31, 2023 and June 30, 2023, respectively, and deferred revenue within noncurrent liabilities is $15.4 million and $10.4 million as of December 31, 2023 and June 30, 2023, respectively. Revenue of $2.0 million and $152.1 million was recognized during the second quarter and first six months of fiscal year 2024, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2024. Revenue of $2.2 million and $144.4 million was recognized during the second quarter and first six months of fiscal year 2023, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2023.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, increases from payments received related to academic terms commencing after the end of the period, and increases from recognizing additional performance liabilities for material rights during the period.

5. Restructuring Charges

During the second quarter and first six months of fiscal year 2024, Adtalem recorded restructuring charges primarily driven by prior real estate consolidations at Adtalem’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities. During the second quarter and first six months of fiscal year 2023, Adtalem recorded restructuring charges primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Adtalem’s home office is classified as “Home Office and Other” in Note 18 “Segment Information.” Restructuring charges by segment were as follows (in thousands):

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Walden	$(776)	$—	$(776)	$(776)	$—	$(776)
Medical and Veterinary	71	—	71	145	40	185
Home Office and Other	773	—	773	1,335	—	1,335
Total	$68	$—	$68	$704	$40	$744

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$—	$—	$—	$818	$—	$818
Walden	41	—	41	3,067	54	3,121
Medical and Veterinary	87	—	87	6,913	—	6,913
Home Office and Other	557	678	1,235	4,626	950	5,576
Total	$685	$678	$1,363	$15,424	$1,004	$16,428

The following table summarizes the separation and restructuring plan activity for fiscal years 2023 and 2024, for which cash payments are required (in thousands):

Liability balance as of June 30, 2022	$813
Increase in liability (separation and other charges)	1,620
Reduction in liability (payments and adjustments)	(1,692)
Liability balance as of June 30, 2023	741
Increase in liability (separation and other charges)	40
Reduction in liability (payments and adjustments)	(666)
Liability balance as of December 31, 2023	$115

These liability balances are recorded as accrued liabilities on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2023.

6. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Interest and dividend income	$2,541	$2,609	$5,202	$4,271
Investment gain (loss)	1,022	(4,049)	575	(4,950)
Other income (expense), net	$3,563	$(1,440)	$5,777	$(679)

Investment gain (loss) includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations. In addition, investment gain (loss) includes an impairment of $5.0 million in the three and six months ended December 31, 2022 on an equity investment with no readily determinable fair value (see Note 16 “Fair Value Measurements” for additional information).

7. Income Taxes

Our effective tax rates from continuing operations were 17.1% and 17.5% in the three and six months ended December 31, 2023, respectively, and 15.4% and 15.7% in the three and six months ended December 31, 2022, respectively. The income tax provision for the second quarter and first six months of fiscal year 2024 increased compared to the year-ago periods primarily due to an increase in the percentage of earnings from domestic operations, which are generally taxed at higher rates than foreign earnings. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), state and local taxes, benefits of the foreign rate differences, tax credits related to research and development expenditures, and benefits associated with local tax incentives. During the next 12 months our unrecognized tax benefits may decrease by approximately $7 million to $8 million due to the settlement of various audits and the lapsing of statutes of limitation.

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

8. Earnings per Share

As further described in Note 14 “Share Repurchases,” on March 14, 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $150.0 million of common stock. For purposes of calculating earnings per share, Adtalem reflected the ASR agreement as a repurchase of Adtalem common stock and as a forward contract indexed to its own common stock. Based on the volume-weighted average price of Adtalem’s common stock per the terms of the ASR agreement, common stock of 153 thousand shares were contingently issuable by Adtalem under the ASR agreement and were included in the diluted earnings per share calculation for the six months ended December 31, 2022 because the effect would have been dilutive. As of October 14, 2022, the ASR agreement is no longer outstanding. Diluted earnings per share was computed using the treasury stock method for stock awards. Certain shares related to stock awards were excluded from the computation of earnings per share because the effect would have been antidilutive. The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Numerator:
Net income (loss):
Continuing operations	$37,713	$24,126	$49,672	$29,639
Discontinued operations	2,178	527	865	(4,394)
Net income	$39,891	$24,653	$50,537	$25,245

Denominator:
Weighted-average basic shares outstanding	39,872	45,425	40,636	45,350
Effect of dilutive stock awards	915	696	850	729
Effect of ASR	—	—	—	153
Weighted-average diluted shares outstanding	40,787	46,121	41,486	46,232

Earnings (loss) per share:
Basic:
Continuing operations	$0.95	$0.53	$1.22	$0.65
Discontinued operations	$0.05	$0.01	$0.02	$(0.10)
Total basic earnings per share	$1.00	$0.54	$1.24	$0.56
Diluted:
Continuing operations	$0.92	$0.52	$1.20	$0.64
Discontinued operations	$0.05	$0.01	$0.02	$(0.10)
Total diluted earnings per share	$0.98	$0.53	$1.22	$0.55

Weighted-average antidilutive shares	89	365	210	421

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

The classification of our accounts receivable balances was as follows (in thousands):

	December 31, 2023
	Gross	Allowance	Net
Trade receivables, current	$166,107	$(35,020)	$131,087
Financing receivables, current	4,941	(2,362)	2,579
Accounts receivable, current	$171,048	$(37,382)	$133,666

Financing receivables, current	$4,941	$(2,362)	$2,579
Financing receivables, noncurrent	36,775	(10,964)	25,811
Total financing receivables	$41,716	$(13,326)	$28,390

	June 30, 2023
	Gross	Allowance	Net
Trade receivables, current	$129,318	$(29,190)	$100,128
Financing receivables, current	4,757	(2,136)	2,621
Accounts receivable, current	$134,075	$(31,326)	$102,749

Financing receivables, current	$4,757	$(2,136)	$2,621
Financing receivables, noncurrent	36,368	(9,332)	27,036
Total financing receivables	$41,125	$(11,468)	$29,657

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

The credit quality analysis of financing receivables as of December 31, 2023 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2020	2021	2022	2023	2024	Total
1-30 days past due	$555	$120	$539	$383	$2,115	$913	$4,625
31-60 days past due	112	12	32	97	280	302	835
61-90 days past due	62	—	206	12	804	45	1,129
91-120 days past due	31	—	13	50	364	97	555
121-150 days past due	205	17	188	—	919	321	1,650
Greater than 150 days past due	3,120	573	1,242	2,137	1,047	22	8,141
Total past due	4,085	722	2,220	2,679	5,529	1,700	16,935
Current	6,365	717	5,108	2,321	6,122	4,148	24,781
Financing receivables, gross	$10,450	$1,439	$7,328	$5,000	$11,651	$5,848	$41,716
Gross write-offs	$345	$244	$213	$145	$210	$—	$1,157

The credit quality analysis of financing receivables as of June 30, 2023 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2019	2020	2021	2022	2023	Total
1-30 days past due	$186	$79	$115	$137	$735	$1,944	$3,196
31-60 days past due	61	34	—	359	573	1,103	2,130
61-90 days past due	97	39	110	65	559	368	1,238
91-120 days past due	2	17	2	13	77	200	311
121-150 days past due	62	37	26	45	147	129	446
Greater than 150 days past due	2,641	734	708	2,071	1,457	381	7,992
Total past due	3,049	940	961	2,690	3,548	4,125	15,313
Current	6,199	1,112	820	5,350	2,608	9,723	25,812
Financing receivables, gross	$9,248	$2,052	$1,781	$8,040	$6,156	$13,848	$41,125

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

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$32,361	$12,186	$44,547	$29,190	$11,468	$40,658
Write-offs	(11,139)	(421)	(11,560)	(19,551)	(1,157)	(20,708)
Recoveries	2,307	254	2,561	4,928	444	5,372
Provision for credit losses	11,491	1,307	12,798	20,453	2,571	23,024
Ending balance	$35,020	$13,326	$48,346	$35,020	$13,326	$48,346

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
	Trade	Financing	Total	Trade	Financing	Total
Beginning balance	$32,882	$15,624	$48,506	$30,897	$14,891	$45,788
Write-offs	(14,712)	(397)	(15,109)	(20,176)	(616)	(20,792)
Recoveries	1,848	32	1,880	4,256	34	4,290
Provision for credit losses	7,498	786	8,284	12,539	1,736	14,275
Ending balance	$27,516	$16,045	$43,561	$27,516	$16,045	$43,561

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,
	2023	2023
Land	$34,127	$38,345
Building	297,033	303,737
Equipment	247,125	226,600
Construction in progress	26,991	28,668
Property and equipment, gross	605,276	597,350
Accumulated depreciation	(344,792)	(338,828)
Property and equipment, net	$260,484	$258,522

During the second quarter of fiscal year 2024, management committed to a plan to sell a building owned by Adtalem located in Naperville, Illinois, and the building met criteria to be classified as assets held for sale. As a result, the building’s carrying value of $8.4 million was adjusted to its estimated fair value less cost to sell of $7.8 million, and the resulting $0.6 million charge was recognized within student services and administrative expense in the Consolidated Statements of Income for the three and six months ended December 31, 2023. In addition, the building is presented as assets held for sale on the Consolidated Balance Sheets as of December 31, 2023.

11. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through November 2039, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes the noncancelable period of the lease, as well as any periods for which we are reasonably certain to exercise extension options. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have not entered into any financing leases.

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

As of December 31, 2023, we had entered into one operating lease that has not yet commenced. The lease is expected to commence during the second quarter of fiscal year 2025, has a 15-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $6.3 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Operating lease cost	$11,519	$11,595	$23,070	$23,970
Sublease income	(2,700)	(3,516)	(5,381)	(7,086)
Total lease cost	$8,819	$8,079	$17,689	$16,884

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

Operating
Fiscal Year	Leases
2024 (remaining)	$22,795
2025	44,524
2026	41,027
2027	39,533
2028	32,472
Thereafter	104,857
Total lease payments	285,208
Less: tenant improvement allowance not yet received	(8,631)
Less: imputed interest	(76,378)
Present value of lease liabilities	$200,199

Lease term and discount rate were as follows:

December 31,
2023
Weighted-average remaining operating lease term (years)	6.9
Weighted-average operating lease discount rate	7.2%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$10,989	$12,390	$21,615	$24,818
Operating lease assets obtained in exchange for operating lease liabilities	$14,383	$13,038	$19,526	$13,038

Adtalem maintains agreements to sublease either a portion or the full leased space at five of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum sublease rental income under these agreements as of December 31, 2023 were as follows (in thousands):

Fiscal Year	Amount
2024 (remaining)	$3,630
2025	5,255
2026	2,038
Total sublease rental income	$10,923

12. Goodwill and Intangible Assets

Goodwill balances by reporting unit were as follows (in thousands):

	December 31,	June 30,
	2023	2023
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
AUC	68,321	68,321
RUSM	180,089	180,089
RUSVM	57,084	57,084
Total	$961,262	$961,262

Goodwill balances by reportable segment were as follows (in thousands):

	December 31,	June 30,
	2023	2023
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	December 31, 2023		June 30, 2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(151,876)	$161,900	$(137,476)	3 Years
Curriculum	56,091	(26,647)	56,091	(21,037)	5 Years
Total	$217,991	$(178,523)	$217,991	$(158,513)

Indefinite-lived intangible assets consisted of the following (in thousands):

	December 31,	June 30,
	2023	2023
Walden trade name	$119,560	$119,560
AUC trade name	17,100	17,100
RUSM trade name	3,500	3,500
RUSVM trade name	1,600	1,600
Chamberlain Title IV eligibility and accreditations	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	495,800
AUC Title IV eligibility and accreditations	100,000	100,000
RUSM Title IV eligibility and accreditations	11,600	11,600
RUSVM Title IV eligibility and accreditations	2,500	2,500
Total	$752,860	$752,860

Indefinite-lived intangible asset balances by reportable segment were as follows (in thousands):

	December 31,	June 30,
	2023	2023
Chamberlain	$1,200	$1,200
Walden	615,360	615,360
Medical and Veterinary	136,300	136,300
Total	$752,860	$752,860

Amortization expense for amortized intangible assets was $9.3 million and $20.0 million in the three and six months ended December 31, 2023, respectively, and $16.2 million and $34.7 million in the three and six months ended December 31, 2022, respectively. Future intangible asset amortization expense, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2024 (remaining)	$15,634
2025	11,220
2026	11,220
2027	1,394
Total	$39,468

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

Adtalem has five reporting units that contain goodwill and indefinite-lived intangible assets. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value. After analyzing the results of operations and business conditions of all five reporting units, we determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value as of December 31, 2023.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2023, and that no interim events or deviations from planned operating results occurred as of December 31, 2023 that would cause management to reassess these conclusions.

If economic conditions deteriorate, interest rates continue to rise, or operating performance of our reporting units do not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	December 31,	June 30,
	2023	2023
Senior Secured Notes due 2028	$404,950	$404,950
Term Loan B	303,333	303,333
Total principal	708,283	708,283
Unamortized debt discount and issuance costs	(11,910)	(13,206)
Long-term debt	$696,373	$695,077

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2024 (remaining)	$—
2025	—
2026	—
2027	—
2028	404,950
2029	303,333
Total	$708,283

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

The Notes were issued at 100.0% of their par value. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2021, to holders of record on the preceding February 15 and August 15, as the case may be. The Notes are guaranteed by certain of Adtalem’s subsidiaries that are borrowers or guarantors under its senior secured credit facilities and certain of its other senior indebtedness, subject to certain exceptions (the “Guarantors”). As of August 12, 2021, the Notes were secured, subject to permitted liens and certain other exceptions, by first priority liens on the same collateral that secures the obligations under Adtalem’s senior secured credit facilities.

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $0.1 million recorded within interest expense in the Consolidated Statements of Income for the six months ended December 31, 2022. This debt was subsequently retired. The principal balance of the Notes is $405.0 million as of December 31, 2023.

Accrued interest on the Notes of $7.4 million and $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023, respectively.

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

Term Loan B

Borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. As of December 31, 2023, the interest rate for borrowings under the Term Loan B facility was 9.47%, which approximated the effective interest rate. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million and $50.0 million on September 22, 2022 and November 22, 2022, respectively. The principal balance of the Term Loan B is $303.3 million as of December 31, 2023.

On January 26, 2024, we made an additional Term Loan B prepayment of $50.0 million, reducing the principal balance of the Term Loan B to $253.3 million as of that date, and we repriced our Term Loan B loan resulting in a 0.50% reduction in our margin interest rate. As of January 26, 2024, borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.50% to 4.00% for eurocurrency term loan borrowings or 2.50% to 3.00% for ABR borrowings depending on Adtalem’s net first lien leverage ratio for such period.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% for SOFR borrowings or 2.75% to 3.25% for ABR borrowings depending on Adtalem’s net first lien leverage ratio for such period. There were no borrowings under the Revolver during the six months ended December 31, 2023 and 2022.

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of December 31, 2023, of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $165.9 million as of December 31, 2023.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are capitalized and presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. Based on the $100.0 million and $50.0 million Term Loan B prepayments on September 22, 2022 and November 22, 2022, respectively, we expensed $1.4 million and $4.3 million in interest expense in the Consolidated Statements of Income in the three and six months ended December 31, 2022, respectively, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment dates. The following table summarizes the unamortized debt discount and issuance costs activity for the six months ended December 31, 2023 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2023	$5,592	$7,614	$6,355	$19,561
Amortization of debt discount and issuance costs	(558)	(738)	(1,014)	(2,310)
Unamortized debt discount and issuance costs as of December 31, 2023	$5,034	$6,876	$5,341	$17,251

Off-Balance Sheet Arrangements

Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of December 31, 2023, in favor of the U.S. Department of Education (“ED”) on behalf of Walden, which allows Walden to participate in Title IV programs. In addition, Adtalem had a letter of credit outstanding under its Revolver in the amount of $76.2 million as of December 31, 2023, in favor of ED, which also allows Walden to participate in Title IV programs. Lastly, Adtalem had a letter of credit outstanding under its Revolver in the amount of $157.9 million as of December 31, 2023, in favor of ED, which allows Adtalem institutions to participate in Title IV programs.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $41.0 million of surety bonds as of December 31, 2023 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Notes interest expense	$5,568	$5,568	$11,136	$11,165
Term Loan B interest expense	7,321	6,450	14,576	13,451
Term Loan B debt discount and issuance costs write-off	—	1,402	—	4,282
Notes issuance costs write-off	—	—	—	15
Gain on extinguishment of debt	—	—	—	(71)
Amortization of debt discount and issuance costs	1,155	1,190	2,310	2,522
Letters of credit fees	2,478	692	3,919	1,419
Other	171	287	409	566
Total	$16,693	$15,589	$32,350	$33,349

Covenants and Guarantees

The Credit Agreement and Notes contain customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

Under the terms of the Credit Agreement, beginning on the fiscal quarter ending December 31, 2021 and through December 31, 2023, Adtalem was required to maintain a Total Net Leverage Ratio of equal to or less than 4.00 to 1.00, which changes to 3.25 to 1.00 for the fiscal quarter ending March 31, 2024 and thereafter. The Total Net Leverage Ratio under the Credit Agreement is defined as the ratio of (a) the aggregate principal amount of Consolidated Debt (as defined in the Credit Agreement) of Adtalem and its subsidiaries as of the last day of the most recently ended Test Period (as defined in the Credit Agreement) minus Unrestricted Cash (as defined in the Credit Agreement) and Permitted Investments (as defined in the Credit Agreement) of the Borrower and its subsidiaries for such Test Period to (b) EBITDA (as defined in the Credit Agreement) for such Test Period. EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in traditional EBITDA calculations. Specifically, the Credit Agreement EBITDA definition includes the pro forma impact of EBITDA to be received from certain acquisition-related synergies and cost optimization activities, subject to a 20% cap.

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

The Term Loan B requires mandatory prepayments equal to the net cash proceeds from an asset sale or disposition which is not reinvested in assets within one-year from the date of disposition if the asset sale or disposition is in excess of $20.0 million, among other mandatory prepayment terms (see the Credit Agreement, as filed under Form 8-K dated August 12, 2021, for additional information and term definitions). With the $396.7 million prepayment on March 11, 2022 on the

Term Loan B, the $394.1 million prepayment on the Notes during the fourth quarter of fiscal year 2022, and the $100.0 million prepayment on September 22, 2022 on the Term Loan B, we satisfied the mandatory prepayment requirement resulting from the sale proceeds received from the sale of our previous Financial Services segment. No other mandatory prepayments have been required since the execution of the Credit Agreement.

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

Adtalem was in compliance with the Credit Agreement debt covenants and the Notes covenants as of December 31, 2023.

14. Share Repurchases

Open Market Share Repurchase Programs

On March 1, 2022, we announced that the Board of Directors (the “Board”) authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. Adtalem made share repurchases under its share repurchase programs as follows, which includes the market price of the shares, commissions, and excise tax (in thousands, except shares and per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Total number of share repurchases	1,350,735	—	3,509,133	—
Total cost of share repurchases	$69,301	$—	$161,186	$—
Average price paid per share	$51.31	$—	$45.93	$—

As of December 31, 2023, $11.6 million of authorized share repurchases were remaining under the thirteenth share repurchase program. Subsequent to December 31, 2023, our authorized share repurchases increased by $300.0 million related to the fourteenth share repurchase program as described above. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

15. Stock-Based Compensation

Adtalem’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, directors, key executives, and managerial employees are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of December 31, 2023, 2,065,697 shares of common stock were available for future issuance under this plan.

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

Stock-based compensation expense, which is included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Stock-based compensation	$6,050	$1,968	$13,505	$8,113
Income tax benefit	(2,488)	(622)	(4,983)	(2,303)
Stock-based compensation, net of tax	$3,562	$1,346	$8,522	$5,810

There was no capitalized stock-based compensation cost as of December 31, 2023 and June 30, 2023.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graduated vesting from the grant date and expire ten years from the grant date. The fair value of stock options was estimated using a binomial model. The following table summarizes stock option activity for the six months ended December 31, 2023:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2023	1,045,801	$36.02
Exercised	(451,040)	33.95
Expired	(1,144)	28.32
Outstanding as of December 31, 2023	593,617	37.61	6.4	$12,669
Exercisable as of December 31, 2023	453,942	$38.36	6.1	$9,349

The fair value of stock options that vested during the six months ended December 31, 2023 and 2022 was $1.9 million and $2.1 million, respectively. As of December 31, 2023, $0.6 million of unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a remaining weighted-average period of 1.5 years. The total intrinsic value of stock options exercised for the six months ended December 31, 2023 and 2022 was $9.1 million and $0.7 million, respectively.

RSUs

Prior to fiscal year 2023, we granted RSUs generally with a four-year graduated vesting from the grant date. Beginning in fiscal year 2023, we grant RSUs generally with a three-year graduated vesting from the grant date. We also regularly grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the six months ended December 31, 2023:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of July 1, 2023	737,733	$37.22
Granted	393,270	44.17
Vested	(282,447)	37.85
Forfeited	(11,847)	40.42
Unvested as of December 31, 2023	836,709	$40.23

The weighted-average grant date fair value per share of RSUs granted in the six months ended December 31, 2023 and 2022 was $44.17 and $39.87, respectively. The fair value of RSUs that vested during the six months ended December 31, 2023 and 2022 was $10.7 million and $8.2 million, respectively. As of December 31, 2023, $20.9 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 2.0 years.

PSUs

We issue PSUs generally with a three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the six months ended December 31, 2023:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of July 1, 2023	490,300	$35.17
Granted (1)	333,210	50.07
Vested	(126,918)	29.92
Forfeited	(48,712)	31.50
Unvested as of December 31, 2023	647,880	$43.79
(1) Includes incremental PSUs awarded upon achievement of metrics.

The weighted-average grant date fair value per share of PSUs granted in the six months ended December 31, 2023 and 2022 was $50.07 and $33.97, respectively. The fair value of PSUs that vested during the six months ended December 31, 2023 and 2022 was $4.1 million and $3.4 million, respectively. As of December 31, 2023, $19.1 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 2.0 years.

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

The carrying value of our cash, cash equivalents, and restricted cash approximates fair value because of their short-term nature and is classified as Level 1.

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023 was $13.3 million and $12.5 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates its fair value, is included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023 of $28.4 million and $29.7 million, respectively, and is classified as Level 2. See Note 9 “Accounts Receivable and Credit Losses” for additional information on these credit extension programs.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023 were $12.8 million and $12.6 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of December 31, 2023 and June 30, 2023, borrowings under our long-term debt agreements were $708.3 million and $708.3 million, respectively. The fair value of the Notes was $394.2 million as of December 31, 2023, which is based upon quoted market prices and is classified as Level 1. The fair value of the Term Loan B was $304.7 million as of December 31, 2023, which is based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

As of December 31, 2023 and June 30, 2023, there were no assets or liabilities measured at fair value using Level 3 inputs.

We recorded an impairment of $5.0 million on an equity investment with no readily determinable fair value within other income (expense), net in the Consolidated Statements of Income in the three and six months ended December 31, 2022 as the carrying value is no longer recoverable. Since initial recognition of the investment, there had been no upward or downward adjustments as a result of observable price changes. Following the impairment, the carrying amount of $5.0 million was reduced to zero.

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

17. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of December 31, 2023, we have adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On April 13, 2018, a putative class action lawsuit was filed by Nicole Versetto, individually and on behalf of others similarly situated, against Adtalem, DeVry University Inc., and DeVry/New York Inc. (collectively the “Adtalem Parties”) in the Circuit Court of Cook County, Illinois, Chancery Division. The complaint was filed on behalf of herself and three separate classes of similarly situated individuals who were citizens of the State of Illinois and who purchased or paid for a DeVry University program between January 1, 2008 and April 8, 2016. The plaintiff claimed that defendants made false or misleading statements regarding DeVry University’s graduate employment rate and asserts causes of action under the Illinois Uniform Deceptive Trade Practices Act, Illinois Consumer Fraud and Deceptive Trade Practices Act, and Illinois

Private Business and Vocational Schools Act, and claims of breach of contract, fraudulent misrepresentation, concealment, negligence, breach of fiduciary duty, conversion, unjust enrichment, and declaratory relief as to violations of state law. The plaintiff sought compensatory, exemplary, punitive, treble, and statutory penalties and damages, including pre-judgment and post-judgment interest, in addition to restitution, declaratory and injunctive relief, and attorneys’ fees. The plaintiff later filed an amended complaint asserting similar claims with a new lead plaintiff, Dave McCormick. After discussions among the parties, the court granted a Motion for Preliminary Approval of Class Action Settlement (the “McCormick Settlement”) on May 28, 2020. As such, we recorded a loss contingency accrual of $44.95 million on the Consolidated Balance Sheets as of June 30, 2020 and charged the contingency loss within discontinued operations in the Consolidated Statements of Income (Loss) for the year ended June 30, 2020. In conjunction with the McCormick Settlement, Adtalem was required to establish a settlement fund by placing $44.95 million into an escrow account, which was recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets. The court issued an order approving the McCormick Settlement on October 7, 2020 and dismissed the action with prejudice. On May 4, 2022, the Appellate Court of Illinois, First District affirmed the Circuit Court of Cook County’s approval of the McCormick Settlement. The $44.95 million settlement fund was reduced by $8.92 million (received by Adtalem on July 18, 2023) reflecting an offset of amounts paid to the Settlement Class. The $36.03 million settlement fund is being distributed to the Settlement Class. As a result, the loss contingency accrual and prepaid expense asset associated with the previous escrow balance are no longer outstanding on the Consolidated Balance Sheets as of December 31, 2023.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. On March 23, 2022, Walden filed a Motion to Dismiss the Plaintiffs’ claims for failure to state a claim upon which relief can be granted. On November 27, 2022, the Court denied Walden’s motion to dismiss the complaint. Plaintiffs filed an amended complaint to add an additional plaintiff, Tareion Fluker. Walden answered the amended complaint on February 2, 2023. The parties participated in a non-binding mediation on May 4, 2023 and settlement discussions continued. At a second non-binding mediation held on September 21, 2023, the parties agreed on a $28.5 million payment to resolve the issues in the case, subject to agreement on non-financial terms, discussions about which are ongoing. We have recorded a $28.5 million loss contingency accrual for this matter within accrued liabilities on the Consolidated Balance Sheets as of December 31, 2023. If a tentative settlement is reached, it is subject to approval by Adtalem’s Board of Directors and the court. In January 2024, Adtalem made a claim for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc. (“Laureate”), dated September 11, 2020, pursuant to which Adtalem purchased Walden. If a settlement is finalized and approved by the court, Adtalem expects to receive $5.5 million from Laureate in connection with such indemnification claim.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of restructuring expense, business integration expense, intangible amortization expense, litigation reserve, and loss on assets held for sale. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office and Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment is not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue:
Chamberlain	$153,553	$141,396	$296,149	$276,801
Walden	146,808	131,940	288,416	262,841
Medical and Veterinary	92,881	89,498	177,522	177,461
Total consolidated revenue	$393,242	$362,834	$762,087	$717,103
Adjusted operating income:
Chamberlain	$29,640	$33,229	$53,964	$60,231
Walden	30,155	29,012	61,270	53,553
Medical and Veterinary	22,091	22,549	36,568	39,613
Home Office and Other	(6,317)	(6,885)	(12,924)	(8,725)
Total consolidated adjusted operating income	75,569	77,905	138,878	144,672
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(68)	(1,363)	(744)	(16,428)
Business integration expense	(6,909)	(14,816)	(12,171)	(24,356)
Intangible amortization expense	(9,333)	(16,176)	(20,010)	(34,704)
Litigation reserve	—	—	(18,500)	—
Loss on assets held for sale	(647)	—	(647)	—
Total consolidated operating income	58,612	45,550	86,806	69,184
Interest expense	(16,693)	(15,589)	(32,350)	(33,349)
Other income (expense), net	3,563	(1,440)	5,777	(679)
Total consolidated income from continuing operations before income taxes	$45,482	$28,521	$60,233	$35,156
Capital expenditures:
Chamberlain	$5,757	$1,492	$11,042	$2,918
Walden	2,619	268	5,561	1,093
Medical and Veterinary	1,935	342	3,280	915
Home Office and Other	4,971	2,094	10,445	4,821
Total consolidated capital expenditures	$15,282	$4,196	$30,328	$9,747
Depreciation expense:
Chamberlain	$5,162	$4,099	$9,478	$8,580
Walden	2,305	2,269	4,467	4,864
Medical and Veterinary	3,110	3,031	6,054	6,136
Home Office and Other	359	1,257	715	1,881
Total consolidated depreciation expense	$10,936	$10,656	$20,714	$21,461
Intangible amortization expense:
Walden	$9,333	$16,176	$20,010	$34,704
Total consolidated intangible amortization expense	$9,333	$16,176	$20,010	$34,704

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue by geographic area:
Domestic operations	$300,361	$273,336	$584,565	$539,642
Barbados, St. Kitts, and St. Maarten	92,881	89,498	177,522	177,461
Total consolidated revenue	$393,242	$362,834	$762,087	$717,103

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

Second Quarter Highlights

Financial and operational highlights for the second quarter of fiscal year 2024 include:

●	Adtalem revenue increased $30.4 million, or 8.4%, in the second quarter of fiscal year 2024 compared to the year-ago period driven by increased revenue at Chamberlain, Walden, and Medical and Veterinary.
●	Net income of $39.9 million ($0.98 diluted earnings per share) increased $15.2 million ($0.45 diluted earnings per share) in the second quarter of fiscal year 2024 compared to net income of $24.7 million in the year-ago period. This increase was primarily driven by an increase in revenue along with decreases in intangible amortization expense, business integration expense, and investment impairment expense in the second quarter of fiscal year 2024. Adjusted net income of $50.3 million decreased $3.5 million, or 6.5%, in the second quarter of fiscal year 2024 compared to the year-ago period. This decrease was primarily driven by an increase in costs to deliver instruction, incentive compensation expense, provision for bad debts, interest expense, and investments to support growth initiatives, partially offset with the increase in revenue. Diluted adjusted earnings per share of $1.23 increased $0.06, or 5.1%, in the second quarter of fiscal year 2024 compared to the year-ago period driven by lower diluted shares due to share repurchases which offset the lower adjusted net income.
●	For the November 2023 session, total student enrollment at Chamberlain increased 6.6% compared to the same session last year.
●	As of December 31, 2023, total student enrollment at Walden increased 7.9% compared to December 31, 2022.
●	Adtalem repurchased a total of 1,350,735 shares of Adtalem’s common stock under its share repurchase programs at an average cost of $51.31 per share during the second quarter of fiscal year 2024. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board of Directors authorized Adtalem’s fourteenth share repurchase program, which allows repurchase of up to $300.0 million of its common stock through January 16, 2027. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	43.8%	43.9%	44.7%	44.5%
Student services and administrative expense	39.6%	39.1%	42.2%	40.2%
Restructuring expense	0.0%	0.4%	0.1%	2.3%
Business integration expense	1.8%	4.1%	1.6%	3.4%
Total operating cost and expense	85.1%	87.4%	88.6%	90.4%
Operating income	14.9%	12.6%	11.4%	9.6%
Interest expense	(4.2)%	(4.3)%	(4.2)%	(4.7)%
Other income (expense), net	0.9%	(0.4)%	0.8%	(0.1)%
Income from continuing operations before income taxes	11.6%	7.9%	7.9%	4.9%
Provision for income taxes	(2.0)%	(1.2)%	(1.4)%	(0.8)%
Income from continuing operations	9.6%	6.6%	6.5%	4.1%
Income (loss) from discontinued operations, net of tax	0.6%	0.1%	0.1%	(0.6)%
Net income	10.1%	6.8%	6.6%	3.5%

Revenue

The following tables present revenue by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$141,396	$131,940	$89,498	$362,834
Growth	12,157	14,868	3,383	30,408
Fiscal year 2024	$153,553	$146,808	$92,881	$393,242
% change from prior year	8.6%	11.3%	3.8%	8.4%

	Six Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$276,801	$262,841	$177,461	$717,103
Growth	19,348	25,575	61	44,984
Fiscal year 2024	$296,149	$288,416	$177,522	$762,087
% change from prior year	7.0%	9.7%	0.0%	6.3%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2024
Session	July 2023	Sept. 2023	Nov. 2023
Total students	32,175	34,889	35,592
% change from prior year	2.6%	5.2%	6.6%

	Fiscal Year 2023
Session	July 2022	Sept. 2022	Nov. 2022	Jan. 2023	Mar. 2023	May 2023
Total students	31,371	33,153	33,390	34,760	34,847	33,284
% change from prior year	(4.1)%	(4.0)%	(0.8)%	1.8%	2.0%	1.2%

Chamberlain revenue increased 8.6%, or $12.2 million, to $153.6 million in the second quarter and increased 7.0%, or $19.3 million, to $296.1 million in the first six months of fiscal year 2024 compared to the year-ago periods, driven by an increase in enrollment and higher tuition rates. Enrollment has improved in several graduate and doctoral programs and the undergraduate Bachelor of Science in Nursing (“BSN”) programs. These improvements have been partially offset by a decrease in total student enrollment in the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program.

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

Walden

Walden Student Enrollment:

	Fiscal Year 2024
	September 30,	December 31,
Period	2023	2023
Total students	40,975	40,971
% change from prior year	0.5%	7.9%

	Fiscal Year 2023
	September 30,	December 31,	March 31,	June 30,
Period	2022	2022	2023	2023
Total students	40,772	37,956	39,427	37,582
% change from prior year	(9.2)%	(7.8)%	(7.9)%	(4.8)%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 11.3%, or $14.9 million, to $146.8 million in the second quarter and increased 9.7%, or $25.6 million, to $288.4 million in the first six months of fiscal year 2024 compared to the year-ago periods, driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Management believes its marketing efforts to differentiate the Walden brand, combined with operational improvements in enrollment, marketing, and admissions, have driven the turnaround in enrollment in the first six months of fiscal year 2024.

Tuition Rates:

On a per credit hour basis, tuition for Walden programs range from $130 per credit hour to $1,060 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $333 per credit hour. Other programs such as those with a subscription-based learning modality or those billed on a subscription period or term basis range from $1,500 to $7,180 per term. Students are charged a program fee that ranges from $50 to $230 per term as well as a clinical fee of $160 per course for specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, which are charged at a range of $1,000 to $2,550 per event. In most cases, these tuition rates, event charges, and fees represent increases of approximately 0% to 7% with an average of approximately 3% from the prior year. These tuition rates, event charges, and fees do not include the cost of books or personal technology, supplies, transportation, or living expenses.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2024
Semester	Sept. 2023
Total students	5,209
% change from prior year	(7.5)%

	Fiscal Year 2023
Semester	Sept. 2022	Jan. 2023	May 2023
Total students	5,634	5,312	4,869
% change from prior year	3.4%	1.6%	(8.2)%

Medical and Veterinary revenue increased 3.8%, or $3.4 million, to $92.9 million in the second quarter and was flat in the first six months of fiscal year 2024 compared to the year-ago periods, driven by tuition rate increases at all three institutions in this segment, partially offset by decreased enrollment.

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

	Three Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$60,643	$50,128	$48,532	$159,303
Cost increase	6,630	4,860	1,276	12,766
Fiscal year 2024	$67,273	$54,988	$49,808	$172,069
% change from prior year	10.9%	9.7%	2.6%	8.0%

	Six Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$120,816	$98,580	$99,552	$318,948
Cost increase (decrease)	11,863	10,439	(563)	21,739
Fiscal year 2024	$132,679	$109,019	$98,989	$340,687
% change from prior year	9.8%	10.6%	(0.6)%	6.8%

Cost of educational services increased 8.0%, or $12.8 million, to $172.1 million in the second quarter and increased 6.8%, or $21.7 million, to $340.7 million in the first six months of fiscal year 2024 compared to the year-ago periods. These cost increases were primarily driven by an increase in labor and other costs to support increased enrollment and an increase in provision for bad debts, partially offset by a decrease in clinical costs at Medical and Veterinary.

As a percentage of revenue, cost of educational services was essentially unchanged at 43.8% and 44.7% in the second quarter and first six months of fiscal year 2024, respectively, compared to 43.9% and 44.5% in the year-ago periods.

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

	Three Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2023	$47,524	$68,976	$18,417	$6,885	$141,802
Cost increase (decrease)	9,116	8,865	2,566	(569)	19,978
Intangible amortization expense change	—	(6,843)	—	—	(6,843)
Loss on assets held for sale change	—	—	—	647	647
Fiscal year 2024	$56,640	$70,998	$20,983	$6,963	$155,584

Fiscal year 2024 % change:
Cost increase	19.2%	12.9%	13.9%	NM	14.1%
Intangible amortization expense change	—	(9.9)%	—	NM	(4.8)%
Loss on assets held for sale change	—	—	—	NM	0.5%
Fiscal year 2024 % change	19.2%	2.9%	13.9%	NM	9.7%

	Six Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2023	$95,754	$145,412	$38,297	$8,724	$288,187
Cost increase	13,751	7,420	3,668	4,200	29,039
Intangible amortization expense change	—	(14,694)	—	—	(14,694)
Litigation reserve change	—	18,500	—	—	18,500
Loss on assets held for sale change	—	—	—	647	647
Fiscal year 2024	$109,505	$156,638	$41,965	$13,571	$321,679

Fiscal year 2024 % change:
Cost increase	14.4%	5.1%	9.6%	NM	10.1%
Intangible amortization expense change	—	(10.1)%	—	NM	(5.1)%
Litigation reserve change	—	12.7%	—	NM	6.4%
Loss on assets held for sale change	—	—	—	NM	0.2%
Fiscal year 2024 % change	14.4%	7.7%	9.6%	NM	11.6%

Student services and administrative expense increased 9.7%, or $13.8 million, to $155.6 million in the second quarter and increased 11.6%, or $33.5 million, to $321.7 million in the first six months of fiscal year 2024 compared to the year-ago periods. Excluding intangible amortization expense and loss on assets held for sale, student services and administrative expense increased 14.1%, or $20.0 million, in the second quarter of fiscal year 2024 compared to the year-ago period. Excluding intangible amortization expense, litigation reserve, and loss on assets held for sale, student services and administrative expense increased 10.1%, or $29.0 million, in the first six months of fiscal year 2024 compared to the year-ago period. These cost increases were primarily driven by an increase in incentive compensation expense, marketing expense, severance costs, and investments to support growth initiatives.

As a percentage of revenue, student services and administrative expense was 39.6% and 42.2% in the second quarter and first six months of fiscal year 2024, respectively, compared to 39.1% and 40.2% in the year-ago periods. The increases in the percentages were primarily the result of increased incentive compensation expense, marketing expense, severance costs, and litigation reserves in the first six months of fiscal year 2024.

Restructuring Expense

Restructuring expense in the second quarter and first six months of fiscal year 2024 was $0.1 million and $0.7 million, respectively, compared to $1.4 million and $16.4 million in the year-ago periods. The restructuring expense decreases in the second quarter and first six months of fiscal year 2024 were primarily driven by higher real estate consolidations in the second quarter and first six months of fiscal year 2023 at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. See Note 5 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Business Integration Expense

Business integration expense in the second quarter and first six months of fiscal year 2024 was $6.9 million and $12.2 million, respectively, compared to $14.8 million and $24.4 million in the year-ago periods. These are costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business integration expense in the Consolidated Statements of Income. We expect to incur additional integration expense through the remainder of fiscal year 2024.

Operating Income

The following tables present operating income by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2023	$33,229	$12,795	$22,462	$(22,936)	$45,550
Organic change	(3,589)	1,143	(459)	569	(2,336)
Restructuring expense change	—	817	16	462	1,295
Business integration expense change	—	—	—	7,907	7,907
Intangible amortization expense change	—	6,843	—	—	6,843
Loss on assets held for sale change	—	—	—	(647)	(647)
Fiscal year 2024	$29,640	$21,598	$22,019	$(14,645)	$58,612

	Six Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2023	$59,413	$15,728	$32,700	$(38,657)	$69,184
Organic change	(6,267)	7,717	(3,045)	(4,199)	(5,794)
Restructuring expense change	818	3,897	6,728	4,241	15,684
Business integration expense change	—	—	—	12,185	12,185
Intangible amortization expense change	—	14,694	—	—	14,694
Litigation reserve change	—	(18,500)	—	—	(18,500)
Loss on assets held for sale change	—	—	—	(647)	(647)
Fiscal year 2024	$53,964	$23,536	$36,383	$(27,077)	$86,806

The following table presents a reconciliation of operating income (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Chamberlain:
Operating income (GAAP)	$29,640	$33,229	$(3,589)	(10.8)%	$53,964	$59,413	$(5,449)	(9.2)%
Restructuring expense	—	—	—		—	818	(818)
Adjusted operating income (non-GAAP)	$29,640	$33,229	$(3,589)	(10.8)%	$53,964	$60,231	$(6,267)	(10.4)%
Operating margin (GAAP)	19.3%	23.5%			18.2%	21.5%
Operating margin (non-GAAP)	19.3%	23.5%			18.2%	21.8%

Walden:
Operating income (GAAP)	$21,598	$12,795	$8,803	68.8%	$23,536	$15,728	$7,808	49.6%
Restructuring expense	(776)	41	(817)		(776)	3,121	(3,897)
Intangible amortization expense	9,333	16,176	(6,843)		20,010	34,704	(14,694)
Litigation reserve	—	—	—		18,500	—	18,500
Adjusted operating income (non-GAAP)	$30,155	$29,012	$1,143	3.9%	$61,270	$53,553	$7,717	14.4%
Operating margin (GAAP)	14.7%	9.7%			8.2%	6.0%
Operating margin (non-GAAP)	20.5%	22.0%			21.2%	20.4%

Medical and Veterinary:
Operating income (GAAP)	$22,020	$22,462	$(442)	(2.0)%	$36,383	$32,700	$3,683	11.3%
Restructuring expense	71	87	(16)		185	6,913	(6,728)
Adjusted operating income (non-GAAP)	$22,091	$22,549	$(458)	(2.0)%	$36,568	$39,613	$(3,045)	(7.7)%
Operating margin (GAAP)	23.7%	25.1%			20.5%	18.4%
Operating margin (non-GAAP)	23.8%	25.2%			20.6%	22.3%

Home Office and Other:
Operating loss (GAAP)	$(14,646)	$(22,936)	$8,290	36.1%	$(27,077)	$(38,657)	$11,580	30.0%
Restructuring expense	773	1,235	(462)		1,335	5,576	(4,241)
Business integration expense	6,909	14,816	(7,907)		12,171	24,356	(12,185)
Loss on assets held for sale	647	—	647		647	—	647
Adjusted operating loss (non-GAAP)	$(6,317)	$(6,885)	$568	8.2%	$(12,924)	$(8,725)	$(4,199)	(48.1)%

Adtalem Global Education:
Operating income (GAAP)	$58,612	$45,550	$13,062	28.7%	$86,806	$69,184	$17,622	25.5%
Restructuring expense	68	1,363	(1,295)		744	16,428	(15,684)
Business integration expense	6,909	14,816	(7,907)		12,171	24,356	(12,185)
Intangible amortization expense	9,333	16,176	(6,843)		20,010	34,704	(14,694)
Litigation reserve	—	—	—		18,500	—	18,500
Loss on assets held for sale	647	—	647		647	—	647
Adjusted operating income (non-GAAP)	$75,569	$77,905	$(2,336)	(3.0)%	$138,878	$144,672	$(5,794)	(4.0)%
Operating margin (GAAP)	14.9%	12.6%			11.4%	9.6%
Operating margin (non-GAAP)	19.2%	21.5%			18.2%	20.2%

Consolidated operating income increased 28.7%, or $13.1 million, to $58.6 million in the second quarter and increased 25.5%, or $17.6 million, to $86.8 million in the first six months of fiscal year 2024 compared to the year-ago periods. The operating income increase in the second quarter of fiscal year 2024 was primarily driven by an increase in revenue and decreases in restructuring expense, business integration expense, and intangible amortization expense, partially offset by  increases in incentive compensation expense, marketing expense, provision for bad debts, and labor and other costs to support increased enrollment. The operating income increase in the first six months of fiscal year 2024 was primarily driven by an increase in revenue and decreases in restructuring expense, business integration expense, and intangible amortization expense, partially offset by increases in litigation reserves, incentive compensation expense, marketing expense, provision for bad debts, and labor and other costs to support increased enrollment. The decrease in intangible amortization expense is driven by the decrease in amortization relating to the Walden student relationships intangible asset. This intangible asset is amortized based on the estimated retention of the students and considers the revenue and cash flow associated with these existing students, which are concentrated at the beginning of the asset’s useful life.

Consolidated adjusted operating income decreased 3.0%, or $2.3 million, to $75.6 million in the second quarter and decreased 4.0%, or $5.8 million, to $138.9 million in the first six months of fiscal year 2024 compared to the year-ago periods. The adjusted operating income decreases in the second quarter and first six months of fiscal year 2024 were primarily driven by the increases in labor and other costs to support increased enrollment, marketing expense, provision for bad debts, incentive compensation expense, and severance costs, partially offset by an increase in revenue.

Chamberlain

Chamberlain operating income decreased 10.8%, or $3.6 million, to $29.6 million in the second quarter and decreased 9.2%, or $5.4 million, to $54.0 million in the first six months of fiscal year 2024 compared to the year-ago periods. Segment adjusted operating income decreased 10.8%, or $3.6 million, to $29.6 million in the second quarter and decreased 10.4%, or $6.3 million, to $54.0 million in the first six months of fiscal year 2024 compared to the year-ago periods. The adjusted operating income decrease in the second quarter and first six months of fiscal year 2024 was primarily driven by the increases in labor and other costs to support increased enrollment, marketing expense and provision for bad debts, partially offset by an increase in revenue.

Walden

Walden operating income increased 68.8%, or $8.8 million, to $21.6 million in the second quarter and increased 49.6%, or $7.8 million, to $23.5 million in the first six months of fiscal year 2024 compared to the year-ago periods. Segment adjusted operating income increased 3.9%, or $1.1 million, to $30.2 million in the second quarter and increased 14.4%, or $7.7 million, to $61.3 million in the first six months of fiscal year 2024 compared to the year-ago periods. The adjusted operating income increase in the second quarter and first six months of fiscal year 2024 was primarily driven by the increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, provision for bad debts, and graduation expense.

Medical and Veterinary

Medical and Veterinary operating income decreased 2.0%, or $0.4 million, to $22.0 million in the second quarter and increased 11.3%, or $3.7 million, to $36.4 million in the first six months of fiscal year 2024 compared to the year-ago periods. Segment adjusted operating income decreased 2.0%, or $0.5 million, to $22.1 million in the second quarter and decreased 7.7%, or $3.0 million, to $36.6 million in the first six months of fiscal year 2024 compared to the year-ago periods. The adjusted operating income decrease in the second quarter of fiscal year 2024 was primarily driven by the increase in labor and other costs to support growth of the business, partially offset by an increase in revenue. The adjusted operating income decrease in the first six months of fiscal year 2024 was primarily driven by an increase in costs to support growth of the business, partially offset by a decrease in clinical costs.

Interest Expense

Interest expense in the second quarter and first six months of fiscal year 2024 was $16.7 million and $32.4 million, respectively, compared to $15.6 million and $33.3 million in the year-ago periods. The interest expense increase in the second quarter of fiscal year 2024 was primarily driven by the increase in letter of credit fees and a higher interest rate on outstanding Term Loan B debt (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements), partially offset by the year-ago period incurring charges due to the write-off of debt discount and issuance costs on the Term Loan B upon repayment of a portion of the debt. The interest expense decrease in the first six months of fiscal year 2024 was primarily driven by the year-ago period incurring charges due to the write-off of debt discount and issuance costs on the Term Loan B upon repayment of a portion of the debt, partially offset by an increase in letter of credit fees and a higher interest rate on outstanding Term Loan B debt.

Other Income (Expense), Net

Other income (expense), net in the second quarter and first six months of fiscal year 2024 was income of $3.6 million and $5.8 million, respectively, compared to expense of $1.4 million and expense of $0.7 million in the year-ago periods. The other income, net, increase in the second quarter and first six months of fiscal year 2024 was primarily driven by the year-ago periods incurring a $5.0 million investment impairment of an equity investment, which more than offset interest income.

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

Our effective tax rate from continuing operations was 17.1% and 17.5% in the three and six months ended December 31, 2023, respectively, and 15.4% and 15.7% in the three and six months ended December 31, 2022, respectively. The income tax provision for the second quarter and first six months of fiscal year 2024 increased compared to the year-ago periods primarily due to an increase in the percentage of earnings from domestic operations, which are generally taxed at higher rates than foreign earnings.

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

Discontinued Operations

Beginning in the second quarter of fiscal year 2022, the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine operations were classified as discontinued operations. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University and Carrington College divestitures, which were completed during fiscal year 2019, and are classified as expense within discontinued operations.

Income from discontinued operations in the second quarter of fiscal year 2024 was $2.2 million. This income consisted of the following: (i) income of $2.9 million driven from the DeVry University earn-out, partially offset by ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures; and (ii) a provision from income taxes of $0.7 million associated with the items listed above.

Income from discontinued operations in the second quarter of fiscal year 2023 was $0.5 million. This income consisted of the following: (i) income of $0.5 million driven from the DeVry University earn-out, partially offset by ongoing litigation costs and settlements related to the DeVry University divestiture; (ii) a gain on the sale of Becker and OCL of $0.2 million for working capital adjustments to the initial sales prices; and (iii) a provision from income taxes of $0.2 million associated with the items listed above.

Income from discontinued operations in the first six months of fiscal year 2024 was $0.9 million. This income consisted of the following: (i) income of $1.2 million driven from the DeVry University earn-out, partially offset by ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures; and (ii) a provision from income taxes of $0.3 million associated with the items listed above.

Loss from discontinued operations in the first six months of fiscal year 2023 was $4.4 million. This loss consisted of the following: (i) loss of $2.7 million driven by ongoing litigation costs and settlements related to the DeVry University divestiture, partially offset by income from the DeVry University earn-out; (ii) a loss on the sale of ACAMS, Becker, and OCL of $3.2 million for working capital adjustments to the initial sales prices; and (iii) a benefit from income taxes of $1.5 million associated with the items listed above.

Regulatory Environment

Like other higher education companies, Adtalem is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the U.S., the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A. “Risk Factors” in our fiscal year 2023 Form 10-K for a discussion of student financial aid related risks.

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

For the past several years, Adtalem’s composite score had exceeded the required minimum of 1.5. However, on September 25, 2023, Adtalem was notified by ED that its fiscal year 2022 composite score had declined to 0.2. As previously disclosed, this was expected due to the acquisition of Walden. ED advised that Adtalem’s five institutions will be permitted to continue to participate in Title IV under provisional certifications with heightened cash monitoring and continued reporting. A letter of credit in the amount of $157.9 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2022, was delivered to ED on November 1, 2023. Management does not believe these conditions will have a material adverse effect on Adtalem’s operations.

Chamberlain was most recently recertified and issued an unrestricted PPA in September 2020, with a reapplication date of March 31, 2024. During the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, ED provisionally recertified AUC, RUSM, and RUSVM’s Title IV PPAs with expiration dates of December 31, 2022, March 31, 2023, and June 30, 2023, respectively. The lengthy PPA recertification process is such that ED allows unhampered continued access to Title IV funding after PPA expiration, so long as materially complete applications are submitted at least 90 days in advance of expiration. Complete applications for AUC, RUSM, and RUSVM’s PPA recertification have been timely submitted to ED.

Walden must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution, or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Walden was issued a Temporary Provisional PPA (“TPPPA”) on September 17, 2021 in connection with its acquisition by Adtalem. Walden’s provisional certification prior to acquisition was due to Walden’s prior parent company (Laureate Education, Inc.) failing composite score under ED’s financial responsibility standards, previously described above, and ED’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. As a result of Adtalem’s acquisition of Walden, the provisional nature of Walden’s PPA remains in effect on a month-to-month basis while ED reviews the change in ownership application relating to the acquisition of Walden by Adtalem. Walden’s TPPPA included financial requirements, which were in place prior to acquisition, such as a letter of credit, heightened cash monitoring, and additional reporting. Walden also is subject to a restriction on changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership during the period in which Walden participates under provisional certification (either as a result of the change in ownership or because of the continuation of the financial responsibility letter of credit).

Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of December 31, 2023, in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs. In addition, Adtalem had a letter of credit outstanding under its Revolver in the amount of $76.2 million as of December 31, 2023, in favor of ED, which also allows Walden to participate in Title IV programs. Lastly, as noted earlier in this section, Adtalem had a letter of credit outstanding under its Revolver in the amount of $157.9 million as of December 31, 2023, in favor of ED, which allows Adtalem institutions to participate in Title IV programs.

The provisional nature of the existing agreements for AUC, RUSM, and RUSVM stemmed from increased and/or repeated Title IV compliance audit findings. While corrective actions have been taken to resolve past compliance matters and eliminate the incidence of repetition, if Walden, AUC, RUSM, or RUSVM fail to maintain administrative capability as defined by ED while under provisional status or otherwise fail to comply with ED requirements, the institution(s) could lose eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows.

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

An ED regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as Chamberlain, Walden, AUC, RUSM, and RUSVM. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in these programs for at least two fiscal years. The American Rescue Plan Act of 2021 (the “Rescue Act”) enacted on March 11, 2021 amended the 90/10 rule to require that a proprietary institution derive no more than 90% of its revenue from federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs and military tuition assistance benefits. This change was subject to negotiated rulemaking, which ended in March 2022. The amended rule applies to institutional fiscal years beginning on or after January 1, 2023. The following table details the percentage of revenue on a cash basis from federal financial assistance programs as calculated under the current regulations (excluding the U.S. Department of Veterans Affairs and military tuition assistance benefits) for each of Adtalem’s institutions for fiscal years 2023 and 2022. As an institution’s 90/10 compliance must be calculated using the financial results of an entire fiscal year, we are including Walden’s amounts for the full fiscal year 2022 in the table below, including the portion of the year not under Adtalem’s ownership.

	Fiscal Year
	2023	2022
Chamberlain University	65%	65%
Walden University	78%	73%
American University of the Caribbean School of Medicine	81%	81%
Ross University School of Medicine	87%	85%
Ross University School of Veterinary Medicine	79%	81%
Consolidated	75%	72%

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

Adtalem’s consolidated cash and cash equivalents balance of $182.9 million and $273.7 million as of December 31, 2023 and June 30, 2023, respectively, included cash and cash equivalents held at Adtalem’s international operations of $9.9 million and $7.2 million as of December 31, 2023 and June 30, 2023, respectively, which is available to Adtalem for general corporate purposes.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Six Months Ended
	December 31,
	2023	2022
Income from continuing operations	$49,672	$29,639
Non-cash items	96,670	122,101
Changes in assets and liabilities	(63,273)	(109,463)
Net cash provided by operating activities-continuing operations	$83,069	$42,277

Net cash provided by operating activities from continuing operations in the six months ended December 31, 2023 was $83.1 million compared to $42.3 million in the year-ago period. The increase was driven by an increase in income from continuing operations and changes in working capital, partially offset by lower non-cash items. The decrease of $25.4 million in non-cash items between the six months ended December 31, 2023 and the six months ended December 31, 2022 was primarily driven by decreases in impairments to operating lease assets and amortization of intangible assets. The increase of $46.2 million in cash generated from changes in assets and liabilities was primarily due to timing differences in accounts receivable, prepaid assets, prepaid income taxes, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in the first six months of fiscal year 2024 and 2023 were $30.3 million and $9.7 million, respectively. The capital expenditures in the first six months of fiscal year 2024 primarily consisted of spending for information technology investments and Chamberlain’s campus development. For the remainder of fiscal year 2024, we expect capital spending on information technology, new campus development at Chamberlain, and facility improvements at the medical and veterinary schools. Management anticipates full fiscal year 2024 capital spending to be in the $50 to $60 million range, including $30.3 million spent during the first six months of fiscal year 2024. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

During the first six months of fiscal year 2024 and 2023, we received proceeds from the sale of marketable securities held in a Rabbi Trust of $0.6 million and $1.3 million, respectively, and made additional investments in marketable securities held by this trust of $0.5 million and $1.3 million, respectively.

During the first six months of fiscal year 2023, we paid $3.2 million for a working capital adjustment to the initial sales price for ACAMS, Becker, and OCL.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Six Months Ended
	December 31,
	2023	2022
Repurchases of common stock for treasury	$(160,549)	$—
Payment on equity forward contract	—	(13,162)
Repayments of long-term debt	—	(150,861)
Other	9,167	(2,397)
Net cash used in financing activities	$(151,382)	$(166,420)

On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. As of December 31, 2023, after repurchases that were made during the six months ended December 31, 2023, there remained $11.6 million for additional share repurchases under the thirteenth share repurchase program. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

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

On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem entered into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The Revolver will be used to finance ongoing working capital and for general corporate purposes. During fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. In July 2022, we repurchased an additional $0.9 million of Notes, on September 22, 2022, we made a prepayment of $100.0 million on the Term Loan B, and on November 22, 2022, we made a prepayment of $50.0 million on the Term Loan B. As of December 31, 2023, the principal balance of the Notes and Term Loan B was $405.0 million and $303.3 million, respectively. On January 26, 2024, we made an additional Term Loan B prepayment of $50.0 million, reducing the principal balance of the Term Loan B to $253.3 million as of that date. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

In the event of unexpected market conditions or negative economic changes that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $165.9 million as of December 31, 2023.

Material Cash Requirements

Long-Term Debt – As of December 31, 2023, we have principal balances of $405.0 million of Notes and $303.3 million of Term Loan B, which requires interest payments. On January 26, 2024, we made an additional Term Loan B prepayment of $50.0 million, reducing the principal balance of the Term Loan B to $253.3 million as of that date. With the Term Loan B prepayment noted above, we are no longer required to make quarterly principal installment payments on the Term Loan B. In addition, we maintain a $400.0 million revolving credit facility with availability of $165.9 million as of December 31, 2023.

Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of December 31, 2023, in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs. In addition, Adtalem had a letter of credit outstanding under its Revolver in the amount of $76.2 million as of December 31, 2023, in favor of ED, which also allows Walden to participate in Title IV programs. Lastly, Adtalem had a letter of credit outstanding under its Revolver in the amount of $157.9 million as of December 31, 2023, in favor of ED, which allows Adtalem institutions to participate in Title IV programs. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Notes and Credit Agreement.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $41.0 million of surety bonds as of December 31, 2023 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates as disclosed in our fiscal year 2023 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Adtalem’s future growth. Forward-looking statements can also be identified by words such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our fiscal year 2023 Form 10-K and that might be contained in this Quarterly Report on Form 10-Q, which should be read in conjunction with these forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and Adtalem assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for restructuring expense, business integration expense, intangible amortization expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, loss on assets held for sale, and (income) loss from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business integration expense, intangible amortization expense, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, loss on assets held for sale, and (income) loss from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business integration expense, intangible amortization expense, litigation reserve, and loss on assets held for sale. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for (income) loss from discontinued operations, interest expense, other expense (income), net, provision for income taxes, depreciation and amortization, stock-based compensation, restructuring expense, business integration expense, litigation reserve, and loss on assets held for sale. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Provision for income taxes, interest expense, and other expense (income), net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Business integration expense include expenses related to the Walden acquisition and certain costs related to growth transformation initiatives. We do not include normal, recurring, cash operating expenses in our business integration expense.
●	Intangible amortization expense on acquired intangible assets.
●	Write-off of debt discount and issuance costs and gain on extinguishment of debt related to prepayments of debt, reserves related to significant litigation, impairment of an equity investment, and loss on assets held for sale related to a fair value write-down on assets.
●	(Income) loss from discontinued operations includes expense from ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures, a (gain) loss on sale of ACAMS, Becker, and OCL for working capital adjustments to the initial sales prices, and the earn-outs we received.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income (GAAP)	$39,891	$24,653	$50,537	$25,245
Restructuring expense	68	1,363	744	16,428
Business integration expense	6,909	14,816	12,171	24,356
Intangible amortization expense	9,333	16,176	20,010	34,704
Write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, and loss on assets held for sale	647	6,402	19,147	9,226
Income tax impact on non-GAAP adjustments (1)	(4,402)	(9,111)	(12,095)	(18,982)
(Income) loss from discontinued operations	(2,178)	(527)	(865)	4,394
Adjusted net income (non-GAAP)	$50,268	$53,772	$89,649	$95,371
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Diluted earnings per share (GAAP)	$0.98	$0.53	$1.22	$0.55
Effect on diluted earnings per share:
Restructuring expense	0.00	0.03	0.02	0.36
Business integration expense	0.17	0.32	0.29	0.53
Intangible amortization expense	0.23	0.35	0.48	0.75
Write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, and loss on assets held for sale	0.02	0.14	0.46	0.20
Income tax impact on non-GAAP adjustments (1)	(0.11)	(0.20)	(0.29)	(0.41)
(Income) loss from discontinued operations	(0.05)	(0.01)	(0.02)	0.10
Adjusted earnings per share (non-GAAP)	$1.23	$1.17	$2.16	$2.06
Diluted shares used in non-GAAP EPS calculation	40,787	46,121	41,486	46,232
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Chamberlain:
Operating income (GAAP)	$29,640	$33,229	$(3,589)	(10.8)%	$53,964	$59,413	$(5,449)	(9.2)%
Restructuring expense	—	—	—		—	818	(818)
Depreciation	5,162	4,099	1,063		9,478	8,580	898
Stock-based compensation	2,089	404	1,685		4,996	2,677	2,319
Adjusted EBITDA (non-GAAP)	$36,891	$37,732	$(841)	(2.2)%	$68,438	$71,488	$(3,050)	(4.3)%
Adjusted EBITDA margin (non-GAAP)	24.0%	26.7%			23.1%	25.8%

Walden:
Operating income (GAAP)	$21,598	$12,795	$8,803	68.8%	$23,536	$15,728	$7,808	49.6%
Restructuring expense	(776)	41	(817)		(776)	3,121	(3,897)
Intangible amortization expense	9,333	16,176	(6,843)		20,010	34,704	(14,694)
Litigation reserve	—	—	—		18,500	—	18,500
Depreciation	2,305	2,269	36		4,467	4,864	(397)
Stock-based compensation	2,188	286	1,902		4,052	2,191	1,861
Adjusted EBITDA (non-GAAP)	$34,648	$31,567	$3,081	9.8%	$69,789	$60,608	$9,181	15.1%
Adjusted EBITDA margin (non-GAAP)	23.6%	23.9%			24.2%	23.1%

Medical and Veterinary:
Operating income (GAAP)	$22,020	$22,462	$(442)	(2.0)%	$36,383	$32,700	$3,683	11.3%
Restructuring expense	71	87	(16)		185	6,913	(6,728)
Depreciation	3,110	3,031	79		6,054	6,136	(82)
Stock-based compensation	1,196	229	967		2,836	1,704	1,132
Adjusted EBITDA (non-GAAP)	$26,397	$25,809	$588	2.3%	$45,458	$47,453	$(1,995)	(4.2)%
Adjusted EBITDA margin (non-GAAP)	28.4%	28.8%			25.6%	26.7%

Home Office and Other:
Operating loss (GAAP)	$(14,646)	$(22,936)	$8,290	36.1%	$(27,077)	$(38,657)	$11,580	30.0%
Restructuring expense	773	1,235	(462)		1,335	5,576	(4,241)
Business integration expense	6,909	14,816	(7,907)		12,171	24,356	(12,185)
Loss on assets held for sale	647	—	647		647	—	647
Depreciation	359	1,257	(898)		715	1,881	(1,166)
Stock-based compensation	577	1,049	(472)		1,621	1,541	80
Adjusted EBITDA (non-GAAP)	$(5,381)	$(4,579)	$(802)	(17.5)%	$(10,588)	$(5,303)	$(5,285)	(99.7)%

Adtalem Global Education:
Net income (GAAP)	$39,891	$24,653	$15,238	61.8%	$50,537	$25,245	$25,292	100.2%
(Income) loss from discontinued operations	(2,178)	(527)	(1,651)		(865)	4,394	(5,259)
Interest expense	16,693	15,589	1,104		32,350	33,349	(999)
Other expense (income), net	(3,563)	1,440	(5,003)		(5,777)	679	(6,456)
Provision for income taxes	7,769	4,395	3,374		10,561	5,517	5,044
Operating income (GAAP)	58,612	45,550	13,062		86,806	69,184	17,622
Depreciation and amortization	20,269	26,832	(6,563)		40,724	56,165	(15,441)
Stock-based compensation	6,050	1,968	4,082		13,505	8,113	5,392
Restructuring expense	68	1,363	(1,295)		744	16,428	(15,684)
Business integration expense	6,909	14,816	(7,907)		12,171	24,356	(12,185)
Litigation reserve	—	—	—		18,500	—	18,500
Loss on assets held for sale	647	—	647		647	—	647
Adjusted EBITDA (non-GAAP)	$92,555	$90,529	$2,026	2.2%	$173,097	$174,246	$(1,149)	(0.7)%
Adjusted EBITDA margin (non-GAAP)	23.5%	25.0%			22.7%	24.3%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Adtalem’s market risk exposure during the first six months of fiscal year 2024 from those set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Adtalem’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Adtalem’s disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes during the second quarter of fiscal year 2024 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 17 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

Except for the risk factor discussed below, there have been no material changes to Adtalem’s risk factors from those set forth since Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

We are currently, and may in the future be, subject to short selling strategies that may drive down the market price of our common stock.

Short sellers are currently and may attempt in the future to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish negative opinions regarding the relevant issuer and its business prospects to create negative market momentum.

On January 30, 2024, a short seller report was published about us, which contained certain allegations against us. The publication of the short seller report adversely affected our share price, and may result in the diversion of the attention of our Board and management and disrupt our operations. The allegations contained in the report, even if untrue, could result in legal proceedings such as shareholder suits and regulatory investigations, which could be costly and time-consuming and could adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 - October 31, 2023	711,096	$44.60	711,096	$49,148,826
November 1, 2023 - November 30, 2023	259,045	$56.39	259,045	$34,541,601
December 1, 2023 - December 31, 2023	380,594	$60.38	380,594	$11,560,760
Total	1,350,735	$51.31	1,350,735
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	61	$43.91	NA	NA
November 1, 2023 - November 30, 2023	14,858	$55.36	NA	NA
December 1, 2023 - December 31, 2023	494	$59.41	NA	NA
Total	15,413	$55.44	NA	NA
(1)

Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On January 26, 2024, Adtalem entered into Amendment No. 2 to the Credit Agreement (the “Amendment”) dated as of August 12, 2021, by and between Adtalem, as borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent filed as Exhibit 10.1 to Adtalem’s Form 8-K dated August 12, 2021, as amended by Amendment No. 1 to Credit Agreement dated as of June 27, 2023 filed as Exhibit 4(e) to Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (collectively, the “Existing Credit Agreement”).

The Amendment amended the Existing Credit Agreement to, among other things, reduce the margin added to the interest rate for Term Loan B loans under the Existing Credit Agreement from a range (depending upon the applicable net first lien leverage ratio) of 4.00% – 4.50% to 3.50% – 4.00% for eurocurrency term loan borrowings and from a range of 3.00% – 3.50% to 2.50% – 3.00% for alternative base rate borrowings.

In addition, Adtalem repaid $50.0 million of Term Loan B loans, leaving a principal balance of $253.3 million of such loans.

(b) None.

(c) During the quarter ended December 31, 2023, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3(a)	Amended and Restated By-Laws of the Registrant, as amended November 27, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated November 29, 2023)
10(a)*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Fourth Amended and Restated Incentive Compensation Plan of 2013 (effective fiscal year 2024)**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended**
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: January 30, 2024	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)