Form 10-Q
period 2024-03-31
Adtalem Global Education Inc.
filed 2024-05-02
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 26, 2024, there were 37,606,468 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	March 31,	June 30,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$179,762	$273,689
Restricted cash	7,562	1,386
Accounts and financing receivables, net	140,909	102,749
Prepaid expenses and other current assets	59,401	100,715
Total current assets	387,634	478,539
Noncurrent assets:
Property and equipment, net	272,792	258,522
Operating lease assets	169,498	174,677
Deferred income taxes	64,213	56,694
Intangible assets, net	784,042	812,338
Goodwill	961,262	961,262
Other assets, net	67,768	68,509
Assets held for sale	7,825	—
Total noncurrent assets	2,327,400	2,332,002
Total assets	$2,715,034	$2,810,541

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$92,198	$81,812
Accrued payroll and benefits	67,647	52,041
Accrued liabilities	114,224	105,806
Deferred revenue	202,566	153,871
Current operating lease liabilities	32,475	37,673
Total current liabilities	509,110	431,203
Noncurrent liabilities:
Long-term debt	648,106	695,077
Long-term operating lease liabilities	159,717	163,441
Deferred income taxes	28,937	26,068
Other liabilities	48,201	37,416
Total noncurrent liabilities	884,961	922,002
Total liabilities	1,394,071	1,353,205
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 37,765 and 42,310 shares outstanding as of March 31, 2024 and June 30, 2023, respectively	831	822
Additional paid-in capital	603,671	568,761
Retained earnings	2,491,090	2,403,750
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 45,335 and 39,922 shares as of March 31, 2024 and June 30, 2023, respectively	(1,772,402)	(1,513,770)
Total shareholders' equity	1,320,963	1,457,336
Total liabilities and shareholders' equity	$2,715,034	$2,810,541

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue	$412,658	$369,082	$1,174,745	$1,086,185
Operating cost and expense:
Cost of educational services	175,321	165,820	516,008	484,768
Student services and administrative expense	156,689	144,526	478,368	432,713
Restructuring expense	473	1,278	1,217	17,706
Business integration expense	18,450	11,346	30,621	35,702
Gain on sale of assets	—	(13,317)	—	(13,317)
Total operating cost and expense	350,933	309,653	1,026,214	957,572
Operating income	61,725	59,429	148,531	128,613
Interest expense	(16,560)	(14,457)	(48,910)	(47,806)
Other income, net	2,871	3,980	8,648	3,301
Income from continuing operations before income taxes	48,036	48,952	108,269	84,108
Provision for income taxes	(10,595)	(389)	(21,156)	(5,906)
Income from continuing operations	37,441	48,563	87,113	78,202
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(832)	(3,993)	329	(6,734)
Loss on disposal of discontinued operations before income taxes	—	(402)	—	(3,576)
Benefit from (provision for) income taxes	212	1,701	(84)	3,222
(Loss) income from discontinued operations	(620)	(2,694)	245	(7,088)
Net income and comprehensive income	$36,821	$45,869	$87,358	$71,114

Earnings (loss) per share:
Basic:
Continuing operations	$0.97	$1.08	$2.18	$1.73
Discontinued operations	$(0.02)	$(0.06)	$0.01	$(0.16)
Total basic earnings per share	$0.95	$1.02	$2.18	$1.57
Diluted:
Continuing operations	$0.94	$1.06	$2.13	$1.70
Discontinued operations	$(0.02)	$(0.06)	$0.01	$(0.15)
Total diluted earnings per share	$0.93	$1.00	$2.14	$1.54

Weighted-average shares outstanding:
Basic shares	38,713	45,125	40,000	45,276
Diluted shares	39,636	45,801	40,874	46,089

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2024	2023
Operating activities:
Net income	$87,358	$71,114
(Income) loss from discontinued operations	(245)	7,088
Income from continuing operations	87,113	78,202
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	19,405	10,908
Amortization and impairments to operating lease assets	24,705	37,928
Depreciation	32,106	31,618
Amortization of intangible assets	28,296	48,936
Amortization and write-off of debt discount and issuance costs	4,550	7,974
Provision for bad debts	35,741	23,391
Deferred income taxes	(4,650)	(1,718)
Loss on disposals, accelerated depreciation, and impairments to property and equipment	50	3,999
Gain on extinguishment of debt	—	(71)
(Gain) loss on investments	(1,281)	4,122
Gain on sale of assets	—	(13,317)
Unrealized loss on assets held for sale	647	—
Changes in assets and liabilities:
Accounts and financing receivables	(73,661)	(56,477)
Prepaid expenses and other current assets	(2,484)	7,034
Accounts payable	10,841	12,286
Accrued payroll and benefits	15,671	(11,719)
Accrued liabilities	39,748	(20,275)
Deferred revenue	60,935	26,038
Operating lease liabilities	(28,448)	(37,758)
Other assets and liabilities	(2,475)	(1,280)
Net cash provided by operating activities-continuing operations	246,809	149,821
Net cash provided by (used in) operating activities-discontinued operations	8,396	(404)
Net cash provided by operating activities	255,205	149,417
Investing activities:
Capital expenditures	(52,014)	(19,056)
Proceeds from sales of marketable securities	626	7,635
Purchases of marketable securities	(498)	(1,508)
Proceeds from note receivable related to property sold	—	46,800
Net cash (used in) provided by investing activities-continuing operations	(51,886)	33,871
Payment for working capital adjustment for sale of business	—	(3,174)
Net cash (used in) provided by investing activities	(51,886)	30,697
Financing activities:
Proceeds from exercise of stock options	15,412	1,622
Employee taxes paid on withholding shares	(6,600)	(4,214)
Proceeds from stock issued under Colleague Stock Purchase Plan	581	451
Repurchases of common stock for treasury	(250,463)	(44,710)
Payment on equity forward contract	—	(13,162)
Proceeds from issuance of long-term debt	1,896	—
Repayments of long-term debt	(51,896)	(150,861)
Net cash used in financing activities	(291,070)	(210,874)
Net decrease in cash, cash equivalents and restricted cash	(87,751)	(30,760)
Cash, cash equivalents and restricted cash at beginning of period	275,075	347,937
Cash, cash equivalents and restricted cash at end of period	$187,324	$317,177
Non-cash investing and financing activities:
Accrued capital expenditures	$11,086	$10,474
Accrued liability for repurchases of common stock	$2,995	$2,699
Accrued excise tax on share repurchases	$3,257	$361
Settlement of financing liability with assets	$—	$38,606

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
December 31, 2022	82,156	$822	$561,376	$2,335,641	$(2,227)	36,713	$(1,386,395)	$1,509,217
Net income				45,869				45,869
Stock-based compensation			2,795					2,795
Net activity from stock-based compensation awards	15		199			2	(106)	93
Proceeds from stock issued under Colleague Stock Purchase Plan			(7)	(4)		(5)	192	181
Repurchases of common stock for treasury						1,229	(47,770)	(47,770)
March 31, 2023	82,171	$822	$564,363	$2,381,506	$(2,227)	37,939	$(1,434,079)	$1,510,385

December 31, 2023	83,092	$831	$597,587	$2,454,269	$(2,227)	43,566	$(1,681,061)	$1,369,399
Net income				36,821				36,821
Stock-based compensation			5,900					5,900
Net activity from stock-based compensation awards	8		98			2	(95)	3
Proceeds from stock issued under Colleague Stock Purchase Plan			86			(5)	162	248
Repurchases of common stock for treasury						1,772	(91,408)	(91,408)
March 31, 2024	83,100	$831	$603,671	$2,491,090	$(2,227)	45,335	$(1,772,402)	$1,320,963

June 30, 2022	81,796	$818	$521,848	$2,310,396	$(2,227)	36,619	$(1,339,449)	$1,491,386
Net income				71,114				71,114
Stock-based compensation			10,908					10,908
Net activity from stock-based compensation awards	375	4	1,617			105	(4,214)	(2,593)
Proceeds from stock issued under Colleague Stock Purchase Plan			(10)	(4)		(14)	516	502
Settlement of equity forward contract			30,000				(43,162)	(13,162)
Repurchases of common stock for treasury						1,229	(47,770)	(47,770)
March 31, 2023	82,171	$822	$564,363	$2,381,506	$(2,227)	37,939	$(1,434,079)	$1,510,385

June 30, 2023	82,232	$822	$568,761	$2,403,750	$(2,227)	39,922	$(1,513,770)	$1,457,336
Net income				87,358				87,358
Stock-based compensation			19,405					19,405
Net activity from stock-based compensation awards	868	9	15,402			147	(6,600)	8,811
Proceeds from stock issued under Colleague Stock Purchase Plan			103	(18)		(15)	562	647
Repurchases of common stock for treasury						5,281	(252,594)	(252,594)
March 31, 2024	83,100	$831	$603,671	$2,491,090	$(2,227)	45,335	$(1,772,402)	$1,320,963

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

Adtalem is the leading healthcare educator in the U.S. Our schools consist of Chamberlain University (“Chamberlain”), Walden University (“Walden”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM are collectively referred to as the “medical and veterinary schools.” See Note 18 “Segment Information” for information on our reportable segments.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. We use the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our fiscal year 2023 Form 10-K. Prior period amounts have been revised to conform with the current period presentation.

Business integration expense was $18.5 million and $30.6 million in the three and nine months ended March 31, 2024, respectively, and $11.3 million and $35.7 million in the three and nine months ended March 31, 2023, respectively. These are costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business integration expense in the Consolidated Statements of Income.

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

On March 10, 2022, Adtalem completed the sale of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), and OnCourse Learning (“OCL”) to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem sold the issued and outstanding shares of ACAMS, Becker, and OCL to the Purchaser for $962.7 million, net of cash of $21.5 million, subject to certain post-closing adjustments. In addition, on June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration, which resulted in a transfer of $1.9 million in cash. We recorded a loss of $0.4 million and $3.6 million in the three and nine months ended March 31, 2023, respectively, for post-closing working capital adjustments to the initial sales prices for ACAMS, Becker, and OCL and a tax return to provision adjustment, which is included in loss on disposal of discontinued operations before income taxes in the Consolidated Statements of Income. These divestitures are the culmination of a long-term strategy to sharpen the focus of our portfolio and enhance our ability to address the growing and unmet demand for healthcare professionals in the U.S. As these sales represented a strategic shift that had a major effect on Adtalem’s operations and financial results, these businesses previously included in our former Financial Services segment are presented in Adtalem’s Consolidated Financial Statements as discontinued operations.

The following is a summary of income statement information reported as discontinued operations, which includes expense from ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures, a loss on sale of ACAMS, Becker, and OCL for working capital adjustments to the initial sales prices and a tax return to provision adjustment, and the earn-outs we received (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Operating cost and expense:
Student services and administrative expense	832	3,993	(329)	6,734
Total operating cost and expense	832	3,993	(329)	6,734
(Loss) income from discontinued operations before income taxes	(832)	(3,993)	329	(6,734)
Loss on disposal of discontinued operations before income taxes	—	(402)	—	(3,576)
Benefit from (provision for) income taxes	212	1,701	(84)	3,222
(Loss) income from discontinued operations	$(620)	$(2,694)	$245	$(7,088)

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$170,338	$150,607	$88,271	$409,216
Other	—	—	3,442	3,442
Total	$170,338	$150,607	$91,713	$412,658

	Nine Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$466,487	$439,023	$258,866	$1,164,376
Other	—	—	10,369	10,369
Total	$466,487	$439,023	$269,235	$1,174,745

	Three Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$149,737	$132,874	$83,359	$365,970
Other	—	—	3,112	3,112
Total	$149,737	$132,874	$86,471	$369,082

	Nine Months Ended March 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$426,538	$395,715	$255,312	$1,077,565
Other	—	—	8,620	8,620
Total	$426,538	$395,715	$263,932	$1,086,185

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

Students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. The amounts of discounts or scholarships are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption based on our historical experience of student persistence toward completion of study. The contract liability associated with these material rights is presented as deferred revenue within current liabilities and other liabilities within noncurrent liabilities on the Consolidated Balance Sheets based on the amounts expected to be redeemed in the next 12 months. The contract liability amount associated with these material rights within current liabilities is $15.1 million and $10.6 million as of March 31, 2024 and June 30, 2023, respectively, and the amount within noncurrent liabilities is $22.6 million and $10.4 million as of March 31, 2024 and June 30, 2023, respectively. The noncurrent contract liability associated with these material rights is expected to be earned over approximately the next four fiscal years.

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

Contract Balances

Students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term and to provide for any scholarships or discounts that are deemed a material right under ASC 606. As instruction is provided or the deferred value of material rights are redeemed, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s credit extension programs (see Note 9 “Accounts and Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable is reduced.

Deferred revenue within current liabilities is $202.6 million and $153.9 million as of March 31, 2024 and June 30, 2023, respectively, and deferred revenue within noncurrent liabilities is $22.6 million and $10.4 million as of March 31, 2024 and June 30, 2023, respectively. Revenue of $0.9 million and $153.0 million was recognized during the third quarter and first nine months of fiscal year 2024, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2024. Revenue of $2.0 million and $147.6 million was recognized during the third quarter and first nine months of fiscal year 2023, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2023.

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

5. Restructuring Charges

During the third quarter and first nine months of fiscal year 2024, Adtalem recorded restructuring charges primarily driven by prior real estate consolidations at Adtalem’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities. During the third quarter and first nine months of fiscal year 2023, Adtalem recorded restructuring charges primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Adtalem’s home office is classified as “Home Office and Other” in Note 18 “Segment Information.” Restructuring charges by segment were as follows (in thousands):

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Walden	$—	$—	$—	$(776)	$—	$(776)
Medical and Veterinary	194	—	194	339	40	379
Home Office and Other	279	—	279	1,614	—	1,614
Total	$473	$—	$473	$1,177	$40	$1,217

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$—	$—	$—	$818	$—	$818
Walden	53	—	53	3,120	54	3,174
Medical and Veterinary	81	340	421	6,994	340	7,334
Home Office and Other	804	—	804	5,430	950	6,380
Total	$938	$340	$1,278	$16,362	$1,344	$17,706

The following table summarizes the separation and restructuring plan activity for fiscal years 2023 and 2024, for which cash payments are required (in thousands):

Liability balance as of June 30, 2022	$813
Increase in liability (separation and other charges)	1,620
Reduction in liability (payments and adjustments)	(1,692)
Liability balance as of June 30, 2023	741
Increase in liability (separation and other charges)	40
Reduction in liability (payments and adjustments)	(781)
Liability balance as of March 31, 2024	$—

These liability balances are recorded as accrued liabilities on the Consolidated Balance Sheets.

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest and dividend income	$2,165	$3,152	$7,367	$7,423
Investment gain (loss)	706	828	1,281	(4,122)
Other income, net	$2,871	$3,980	$8,648	$3,301

Investment gain (loss) includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations. In addition, investment gain (loss) includes an impairment of $5.0 million in the nine months ended March 31, 2023 on an equity investment with no readily determinable fair value (see Note 16 “Fair Value Measurements” for additional information).

7. Income Taxes

Our effective tax rates from continuing operations were 22.1% and 19.5% in the three and nine months ended March 31, 2024, respectively, and 0.8% and 7.0% in the three and nine months ended March 31, 2023, respectively. The income tax provision for the third quarter and first nine months of fiscal year 2024 increased compared to the year-ago periods primarily due to us recording a net tax benefit of $6.2 million in the year-ago periods primarily for the release of a valuation allowance on certain deferred tax assets based on our reassessment of the amount of state net operating loss carryforwards that are more likely than not to be realized. The current year income tax provision also increased due to an increase in the percentage of earnings from domestic operations, which are generally taxed at higher rates than foreign earnings. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), state and local taxes, benefits of the foreign rate differences, tax credits related to research and development expenditures, and benefits associated with local tax incentives. During the next 6 months our unrecognized tax benefits may decrease by approximately $7 million to $8 million due to the settlement of various audits and the lapsing of statutes of limitation.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Numerator:
Net income (loss):
Continuing operations	$37,441	$48,563	$87,113	$78,202
Discontinued operations	(620)	(2,694)	245	(7,088)
Net income	$36,821	$45,869	$87,358	$71,114

Denominator:
Weighted-average basic shares outstanding	38,713	45,125	40,000	45,276
Effect of dilutive stock awards	923	676	874	711
Effect of ASR	—	—	—	102
Weighted-average diluted shares outstanding	39,636	45,801	40,874	46,089

Earnings (loss) per share:
Basic:
Continuing operations	$0.97	$1.08	$2.18	$1.73
Discontinued operations	$(0.02)	$(0.06)	$0.01	$(0.16)
Total basic earnings per share	$0.95	$1.02	$2.18	$1.57
Diluted:
Continuing operations	$0.94	$1.06	$2.13	$1.70
Discontinued operations	$(0.02)	$(0.06)	$0.01	$(0.15)
Total diluted earnings per share	$0.93	$1.00	$2.14	$1.54

Weighted-average antidilutive shares	2	429	141	424

9. Accounts and Financing Receivables

Our accounts receivables relate to student balances occurring in the normal course of business. Accounts receivables have a term of less than one year and are included in accounts and financing receivables, net on our Consolidated Balance Sheets. Our financing receivables relate to credit extension programs where the student is provided payment terms in excess of one year with their respective school and are included in accounts and financing receivables, net and other assets, net on our Consolidated Balance Sheets.

The classification of our accounts and financing receivable balances was as follows (in thousands):

	March 31, 2024
	Gross	Allowance	Net
Accounts receivables, current	$176,083	$(37,873)	$138,210
Financing receivables, current	4,972	(2,273)	2,699
Accounts and financing receivables, current	$181,055	$(40,146)	$140,909

Financing receivables, current	$4,972	$(2,273)	$2,699
Financing receivables, noncurrent	36,081	(9,285)	26,796
Total financing receivables	$41,053	$(11,558)	$29,495

	June 30, 2023
	Gross	Allowance	Net
Accounts receivables, current	$129,318	$(29,190)	$100,128
Financing receivables, current	4,757	(2,136)	2,621
Accounts and financing receivables, current	$134,075	$(31,326)	$102,749

Financing receivables, current	$4,757	$(2,136)	$2,621
Financing receivables, noncurrent	36,368	(9,332)	27,036
Total financing receivables	$41,125	$(11,468)	$29,657

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

The credit quality analysis of financing receivables as of March 31, 2024 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2020	2021	2022	2023	2024	Total
1-30 days past due	$637	$126	$522	$153	$464	$1,472	$3,374
31-60 days past due	43	102	46	249	206	117	763
61-90 days past due	279	4	61	144	254	239	981
91-120 days past due	33	—	196	43	993	133	1,398
121-150 days past due	54	—	76	71	176	192	569
Greater than 150 days past due	2,670	470	1,211	1,208	1,805	467	7,831
Total past due	3,716	702	2,112	1,868	3,898	2,620	14,916
Current	6,033	736	4,309	2,137	6,099	6,823	26,137
Financing receivables, gross	$9,749	$1,438	$6,421	$4,005	$9,997	$9,443	$41,053
Gross write-offs	$1,063	$279	$483	$593	$619	$—	$3,037

The credit quality analysis of financing receivables as of June 30, 2023 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2019	2020	2021	2022	2023	Total
1-30 days past due	$186	$79	$115	$137	$735	$1,944	$3,196
31-60 days past due	61	34	—	359	573	1,103	2,130
61-90 days past due	97	39	110	65	559	368	1,238
91-120 days past due	2	17	2	13	77	200	311
121-150 days past due	62	37	26	45	147	129	446
Greater than 150 days past due	2,641	734	708	2,071	1,457	381	7,992
Total past due	3,049	940	961	2,690	3,548	4,125	15,313
Current	6,199	1,112	820	5,350	2,608	9,723	25,812
Financing receivables, gross	$9,248	$2,052	$1,781	$8,040	$6,156	$13,848	$41,125

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in our accounts and financing receivable balances as of each balance sheet date. In evaluating the collectability of all our accounts and financing receivable balances, we utilize historical events, current conditions, and reasonable and supportable forecasts about the future.

For our accounts receivables, we primarily use historical loss rates based on an aging schedule and a student’s status to determine the allowance for credit losses. As these accounts receivables are short-term in nature, management believes a student’s status provides the best credit loss estimate, while also factoring in delinquency. Students still attending classes, recently graduated, or current on payments are more likely to pay than those who are inactive due to being on a leave of absence, withdrawing from school, or not current on payments.

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

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Accounts	Financing	Total	Accounts	Financing	Total
Beginning balance	$35,020	$13,326	$48,346	$29,190	$11,468	$40,658
Write-offs	(13,374)	(1,880)	(15,254)	(32,925)	(3,037)	(35,962)
Recoveries	2,973	649	3,622	7,901	1,093	8,994
Provision for credit losses	13,254	(537)	12,717	33,707	2,034	35,741
Ending balance	$37,873	$11,558	$49,431	$37,873	$11,558	$49,431

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Accounts	Financing	Total	Accounts	Financing	Total
Beginning balance	$27,516	$16,045	$43,561	$30,897	$14,891	$45,788
Write-offs	(11,575)	(161)	(11,736)	(31,751)	(777)	(32,528)
Recoveries	3,613	402	4,015	7,869	436	8,305
Provision for credit losses	8,212	904	9,116	20,751	2,640	23,391
Ending balance	$27,766	$17,190	$44,956	$27,766	$17,190	$44,956

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	June 30,
	2024	2023
Land	$34,127	$38,345
Building	296,124	303,737
Equipment	233,548	226,600
Construction in progress	36,107	28,668
Property and equipment, gross	599,906	597,350
Accumulated depreciation	(327,114)	(338,828)
Property and equipment, net	$272,792	$258,522

During the second quarter of fiscal year 2024, management committed to a plan to sell a building owned by Adtalem located in Naperville, Illinois, and the building met criteria to be classified as assets held for sale. As a result, the building’s carrying value of $8.4 million was adjusted to its estimated fair value less cost to sell of $7.8 million, and the resulting $0.6 million charge was recognized within student services and administrative expense in the Consolidated Statements of Income for the nine months ended March 31, 2024. In addition, the building is presented as assets held for sale on the Consolidated Balance Sheets as of March 31, 2024.

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

As of March 31, 2024, we had entered into one operating lease that has not yet commenced. The lease is expected to commence during the second quarter of fiscal year 2025, has a 15-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $6.3 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating lease cost	$10,944	$12,302	$34,014	$36,272
Sublease income	(1,928)	(3,301)	(7,310)	(10,388)
Total lease cost	$9,016	$9,001	$26,704	$25,884

Maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

Operating
Fiscal Year	Leases
2024 (remaining)	$11,271
2025	44,524
2026	41,027
2027	39,533
2028	32,472
Thereafter	104,857
Total lease payments	273,684
Less: tenant improvement allowance not yet received	(8,631)
Less: imputed interest	(72,861)
Present value of lease liabilities	$192,192

Lease term and discount rate were as follows:

March 31,
2024
Weighted-average remaining operating lease term (years)	6.8
Weighted-average operating lease discount rate	7.3%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$9,596	$11,643	$31,210	$36,461
Operating lease assets obtained in exchange for operating lease liabilities	$—	$7,489	$19,526	$20,528

Adtalem maintains agreements to sublease either a portion or the full leased space at four of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum sublease rental income under these agreements as of March 31, 2024 were as follows (in thousands):

Fiscal Year	Amount
2024 (remaining)	$1,735
2025	5,255
2026	2,038
Total sublease rental income	$9,028

12. Goodwill and Intangible Assets

Goodwill balances by reporting unit were as follows (in thousands):

	March 31,	June 30,
	2024	2023
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
AUC	68,321	68,321
RUSM	180,089	180,089
RUSVM	57,084	57,084
Total	$961,262	$961,262

Goodwill balances by reportable segment were as follows (in thousands):

	March 31,	June 30,
	2024	2023
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	March 31, 2024		June 30, 2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(157,357)	$161,900	$(137,476)	3 Years
Curriculum	56,091	(29,452)	56,091	(21,037)	5 Years
Total	$217,991	$(186,809)	$217,991	$(158,513)

Indefinite-lived intangible assets consisted of the following (in thousands):

	March 31,	June 30,
	2024	2023
Walden trade name	$119,560	$119,560
AUC trade name	17,100	17,100
RUSM trade name	3,500	3,500
RUSVM trade name	1,600	1,600
Chamberlain Title IV eligibility and accreditations	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	495,800
AUC Title IV eligibility and accreditations	100,000	100,000
RUSM Title IV eligibility and accreditations	11,600	11,600
RUSVM Title IV eligibility and accreditations	2,500	2,500
Total	$752,860	$752,860

Indefinite-lived intangible asset balances by reportable segment were as follows (in thousands):

	March 31,	June 30,
	2024	2023
Chamberlain	$1,200	$1,200
Walden	615,360	615,360
Medical and Veterinary	136,300	136,300
Total	$752,860	$752,860

Amortization expense for amortized intangible assets was $8.3 million and $28.3 million in the three and nine months ended March 31, 2024, respectively, and $14.2 million and $48.9 million in the three and nine months ended March 31, 2023, respectively. Future intangible asset amortization expense, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2024 (remaining)	$7,348
2025	11,220
2026	11,220
2027	1,394
Total	$31,182

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

Adtalem has five reporting units that contain goodwill and indefinite-lived intangible assets. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value. After analyzing the results of operations and business conditions of all five reporting units, we determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value as of March 31, 2024.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2023, and that no interim events or deviations from planned operating results occurred as of March 31, 2024 that would cause management to reassess these conclusions.

If economic conditions deteriorate, interest rates rise, or operating performance of our reporting units do not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	March 31,	June 30,
	2024	2023
Senior Secured Notes due 2028	$404,950	$404,950
Term Loan B	253,333	303,333
Total principal	658,283	708,283
Unamortized debt discount and issuance costs	(10,177)	(13,206)
Long-term debt	$648,106	$695,077

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2024 (remaining)	$—
2025	—
2026	—
2027	—
2028	404,950
2029	253,333
Total	$658,283

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

 At any time prior to March 1, 2024, we could have redeemed all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus a make-whole premium set forth in the Indenture and accrued and unpaid interest, if any, to, but not including, the redemption date. We may redeem the Notes, in whole or in part, at any time on or after March 1, 2024 at redemption prices equal to 102.75%, 101.375%, and 100% of the principal amount of the Notes redeemed if the redemption occurs during the twelve-month periods beginning on March 1 of the years 2024, 2025, and 2026 and thereafter, respectively, in each case plus accrued and unpaid interest, if any, thereon to, but not including, the applicable redemption date. In addition, at any time prior to March 1, 2024, Adtalem could have redeemed up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 105.5% of the aggregate principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with the net cash proceeds from one or more qualifying equity offerings.

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $0.1 million recorded within interest expense in the Consolidated Statements of Income for the nine months ended March 31, 2023. This debt was subsequently retired. The principal balance of the Notes is $405.0 million as of March 31, 2024.

Accrued interest on the Notes of $1.9 million and $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023, respectively.

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

Term Loan B

Prior to January 26, 2024, borrowings under the Term Loan B bore interest at Adtalem’s option at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 4.00% to 4.50% for eurocurrency term loan borrowings or 3.00% to 3.50% for alternative base rate (“ABR”) borrowings depending on Adtalem’s net first lien leverage ratio for such period. On January 26, 2024, we repriced our Term Loan B loan resulting in a 0.50% reduction in our margin interest rate. As of January 26, 2024, borrowings under the Term Loan B bear interest at Adtalem’s option at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.50% to 4.00% for eurocurrency term loan borrowings or 2.50% to 3.00% for ABR borrowings depending on Adtalem’s net first lien leverage ratio for such period.

As of March 31, 2024, the interest rate for borrowings under the Term Loan B facility was 8.83%, which approximated the effective interest rate. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million, $50.0 million, and $50.0 million on September 22, 2022, November 22, 2022, and January 26, 2024, respectively. The principal balance of the Term Loan B is $253.3 million as of March 31, 2024.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% for SOFR borrowings or 2.75% to 3.25% for ABR borrowings depending on Adtalem’s net first lien leverage ratio for such period. There were no borrowings under the Revolver during the nine months ended March 31, 2024 and 2023.

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of March 31, 2024, of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $242.1 million as of March 31, 2024.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. Based on the $100.0 million and $50.0 million Term Loan B prepayments on September 22, 2022 and November 22, 2022, respectively, we expensed $4.3 million in interest expense in the Consolidated Statements of Income in the nine months ended March 31, 2023, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment dates. Based on the $50.0 million Term Loan B prepayment on January 26, 2024, we expensed $1.1 million in interest expense in the Consolidated Statements of Income in the three and nine months ended March 31, 2024, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment date. The following table summarizes the unamortized debt discount and issuance costs activity for the nine months ended March 31, 2024 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2023	$5,592	$7,614	$6,355	$19,561
Amortization of debt discount and issuance costs	(849)	(1,067)	(1,521)	(3,437)
Debt discount and issuance costs write-off	—	(1,113)	—	(1,113)
Unamortized debt discount and issuance costs as of March 31, 2024	$4,743	$5,434	$4,834	$15,011

Off-Balance Sheet Arrangements

The U.S. Department of Education (“ED”) has recently allowed reductions in our letters of credit totaling $90.8 million. On January 31, 2024, ED allowed a $76.2 million letter of credit in favor of ED to expire without any requirement for Adtalem to renew it. Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of March 31, 2024, in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs. In addition, Adtalem had a letter of credit outstanding under its Revolver in the amount of $157.9 million as of March 31, 2024, in favor of ED, which allows Adtalem institutions to participate in Title IV programs. As of March 31, 2024, Adtalem had $241.9 million of letters of credit outstanding in favor of ED. On April 26, 2024, ED indicated that it will permit Adtalem to reduce the surety-backed letter of credit from $84.0 million to $69.4 million and requested that this letter of credit be extended through December 31, 2024. As of when this further reduction takes place, Adtalem will have $227.3 million of letters of credit outstanding in favor of ED.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $42.5 million of surety bonds as of March 31, 2024 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Notes interest expense	$5,568	$5,568	$16,704	$16,733
Term Loan B interest expense	6,097	6,468	20,673	19,919
Term Loan B debt discount and issuance costs write-off	1,113	—	1,113	4,282
Notes issuance costs write-off	—	—	—	15
Gain on extinguishment of debt	—	—	—	(71)
Amortization of debt discount and issuance costs	1,127	1,155	3,437	3,677
Letters of credit fees	2,488	1,005	6,407	2,424
Other	167	261	576	827
Total	$16,560	$14,457	$48,910	$47,806

Covenants and Guarantees

The Credit Agreement and Notes contain customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets.

Under the terms of the Credit Agreement, beginning on the fiscal quarter ending December 31, 2021 and through December 31, 2023, Adtalem was required to maintain a Total Net Leverage Ratio of equal to or less than 4.00 to 1.00, which changed to 3.25 to 1.00 for the fiscal quarter ending March 31, 2024 and thereafter. The Total Net Leverage Ratio under the Credit Agreement is defined as the ratio of (a) the aggregate principal amount of Consolidated Debt (as defined in the Credit Agreement) of Adtalem and its subsidiaries as of the last day of the most recently ended Test Period (as defined in the Credit Agreement) minus Unrestricted Cash (as defined in the Credit Agreement) and Permitted Investments (as defined in the Credit Agreement) of the Borrower and its subsidiaries for such Test Period to (b) EBITDA (as defined in the Credit Agreement) for such Test Period. EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in traditional EBITDA calculations. Specifically, the Credit Agreement EBITDA definition includes the pro forma impact of EBITDA to be received from certain acquisition-related synergies and cost optimization activities, subject to a 20% cap.

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

Adtalem was in compliance with the Credit Agreement debt covenants and the Notes covenants as of March 31, 2024.

14. Share Repurchases

Open Market Share Repurchase Programs

On March 1, 2022, we announced that the Board of Directors (the “Board”) authorized Adtalem’s thirteenth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. Adtalem made share repurchases under its share repurchase programs as follows, which includes the market price of the shares, commissions, and excise tax (in thousands, except shares and per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Total number of share repurchases	1,771,603	1,228,890	5,280,736	1,228,890
Total cost of share repurchases	$91,409	$47,770	$252,594	$47,770
Average price paid per share	$51.60	$38.87	$47.83	$38.87

As of March 31, 2024, $220.2 million of authorized share repurchases were remaining under the fourteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

15. Stock-Based Compensation

Adtalem’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, directors, key executives, and managerial employees are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of March 31, 2024, 2,084,378 shares of common stock were available for future issuance under this plan.

Stock-based compensation expense is recognized on a straight-line basis over the required service period. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized as expense over the requisite service period. We account for forfeitures of unvested awards in the period they occur. Adtalem issues new shares of common stock to satisfy stock option exercises, RSU vests, and PSU vests.

Stock-based compensation expense, which is included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Stock-based compensation	$5,900	$2,795	$19,405	$10,908
Income tax benefit	(1,532)	(721)	(6,515)	(3,024)
Stock-based compensation, net of tax	$4,368	$2,074	$12,890	$7,884

There was no capitalized stock-based compensation cost as of March 31, 2024 and June 30, 2023.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graduated vesting from the grant date and expire ten years from the grant date. The fair value of stock options was estimated using a binomial model. The following table summarizes stock option activity for the nine months ended March 31, 2024:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of July 1, 2023	1,045,801	$36.02
Exercised	(453,040)	34.02
Expired	(1,144)	28.32
Outstanding as of March 31, 2024	591,617	37.57	6.1	$8,183
Exercisable as of March 31, 2024	451,942	$38.31	5.9	$5,917

The fair value of stock options that vested during the nine months ended March 31, 2024 and 2023 was $1.9 million and $2.1 million, respectively. As of March 31, 2024, $0.5 million of unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a remaining weighted-average period of 1.3 years. The total intrinsic value of stock options exercised for the nine months ended March 31, 2024 and 2023 was $9.1 million and $0.8 million, respectively.

RSUs

Prior to fiscal year 2023, we granted RSUs generally with a four-year graduated vesting from the grant date. Beginning in fiscal year 2023, we grant RSUs generally with a three-year graduated vesting from the grant date. We also regularly grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the nine months ended March 31, 2024:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of July 1, 2023	737,733	$37.22
Granted	394,890	44.23
Vested	(288,175)	37.62
Forfeited	(28,648)	40.56
Unvested as of March 31, 2024	815,800	$40.35

The weighted-average grant date fair value per share of RSUs granted in the nine months ended March 31, 2024 and 2023 was $44.23 and $39.87, respectively. The grant date fair value of RSUs that vested during the nine months ended March 31, 2024 and 2023 was $10.9 million and $8.4 million, respectively. As of March 31, 2024, $17.3 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 1.8 years.

PSUs

We issue PSUs generally with a three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the nine months ended March 31, 2024:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of July 1, 2023	490,300	$35.17
Granted (1)	333,210	50.07
Vested	(126,918)	29.92
Forfeited	(52,212)	32.10
Unvested as of March 31, 2024	644,380	$43.81
(1) Includes incremental PSUs awarded upon achievement of metrics.

The weighted-average grant date fair value per share of PSUs granted in the nine months ended March 31, 2024 and 2023 was $50.07 and $40.43, respectively. The grant date fair value of PSUs that vested during the nine months ended March 31, 2024 and 2023 was $4.1 million and $3.4 million, respectively. As of March 31, 2024, $16.3 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.8 years.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023 was $14.0 million and $12.5 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates its fair value, is included in accounts receivable, net and other assets, net on the Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023 of $29.5 million and $29.7 million, respectively, and is classified as Level 2. See Note 9 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023 were $12.6 million and $12.6 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of March 31, 2024 and June 30, 2023, borrowings under our long-term debt agreements were $658.3 million and $708.3 million, respectively. The fair value of the Notes was $388.8 million as of March 31, 2024, which is based upon quoted market prices and is classified as Level 1. The fair value of the Term Loan B was $254.3 million as of March 31, 2024, which is based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our long-term debt agreements.

As of March 31, 2024 and June 30, 2023, there were no assets or liabilities measured at fair value using Level 3 inputs.

We recorded an impairment of $5.0 million on an equity investment with no readily determinable fair value within other income, net in the Consolidated Statements of Income in the nine months ended March 31, 2023 as the carrying value was no longer recoverable. Since initial recognition of the investment, there had been no upward or downward adjustments as a result of observable price changes. Following the impairment, the carrying amount of $5.0 million was reduced to zero.

Assets measured at fair value on a nonrecurring basis include goodwill and indefinite-lived intangible assets arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangible assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2023. See Note 12 “Goodwill and Intangible Assets” for additional information.

17. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of March 31, 2024, we have adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. On March 23, 2022, Walden filed a Motion to Dismiss the Plaintiffs’ claims for failure to state a claim upon which relief can be granted. On November 27, 2022, the Court denied Walden’s motion to dismiss the complaint. Plaintiffs filed an amended complaint to add an additional plaintiff, Tareion Fluker. Walden answered the amended complaint on February 2, 2023. The parties participated in a non-binding mediation on May 4, 2023 and settlement discussions continued. At a second non-binding mediation held on September 21, 2023, the parties agreed on a $28.5 million payment to resolve the issues in the case, subject to agreement on non-financial terms. The parties subsequently agreed to the non-financial terms including an agreement by Walden to implement certain website disclosures and verifications and to make certain programmatic changes. A settlement agreement has been executed by the parties. The settlement agreement in no way constitutes an admission of wrongdoing or liability by Walden. Plaintiffs filed a motion for preliminary approval of the settlement agreement on March 28, 2024. On April 17, 2024, the District Court preliminarily approved the settlement, which includes the provisional certification of the settlement class (the “Class”). The Court has scheduled a fairness hearing on July 23, 2024 to determine, among other things, whether the requirements for certification of the Class have been met, whether the settlement should be approved as fair and reasonable, and whether the order and final judgment approving the settlement should be entered. We recorded a $28.5 million loss contingency accrual for this matter within accrued liabilities on the Consolidated Balance Sheets as of March 31, 2024. In January 2024, Adtalem made a claim for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc. (“Laureate”), dated September 11, 2020, pursuant to which Adtalem purchased Walden. If a settlement is approved by the Court, Adtalem expects to receive $5.5 million from Laureate in connection with such indemnification claim.

On June 6, 2022, plaintiff Rajesh Verma filed a lawsuit on behalf of himself and a class of similarly situated individuals in the Circuit Court of the Fourth Judicial Circuit, Duval County Florida, against Walden alleging that Walden was placing telephonic sales calls to persons on the National Do-Not-Call Registry, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq. Although originally filed in state court, Walden removed the case to federal court and filed a motion to dismiss plaintiff’s complaint. On August 26, 2022, plaintiff filed a motion to remand Count I of the complaint to state court. On March 2, 2023, plaintiff filed an amended complaint to add a Florida state law claim against Walden under the Florida Telephone Solicitation Act (“FTSA”). On March 16, 2023, Walden filed its answer to the amended complaint. On March 29, 2023, Walden’s motion to dismiss plaintiff’s complaint and plaintiff’s motion to remand Count I of the complaint were denied. A non-binding mediation was held on September 18, 2023. The parties reached a settlement for an immaterial amount, subject to Court approval. On November 27, 2023, the parties filed a motion for preliminary approval of the settlement agreement. The motion is still pending before the Court.

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

In late January 2024 and early February 2024, ED sent notice to Chamberlain, RUSM, RUSVM, and Walden that it had received approximately 3,225, 1,700, 1,900, and 7,740 borrower defense to repayment applications filed by students at Chamberlain, RUSM, RUSVM, and Walden respectively between June 23, 2022 and November 15, 2022. Each application seeks forgiveness of federal student loans made to these students. In the notices received, ED indicated that: (1) the notification was occurring prior to any substantive review of the application as well as its adjudication; (2) it would send the applications to each institution in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by ED. ED has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions ED chooses to initiate will have their own notification and response processes, which include an opportunity to provide additional evidence to the institutions. ED has indicated that an institution will learn of ED’s determination to forgive student loans only if it approves a borrower defense to repayment application and ED seeks recoupment. Chamberlain, RUSM, RUSVM, and Walden are responding to all of the applications received and they believe that none properly stated a claim for loan forgiveness.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of restructuring expense, business integration expense, intangible amortization expense, litigation reserve, loss on assets held for sale, debt modification costs, and gain on sale of assets. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office and

Other” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment is not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue:
Chamberlain	$170,338	$149,737	$466,487	$426,538
Walden	150,607	132,874	439,023	395,715
Medical and Veterinary	91,713	86,471	269,235	263,932
Total consolidated revenue	$412,658	$369,082	$1,174,745	$1,086,185
Adjusted operating income:
Chamberlain	$43,349	$39,589	$97,313	$99,820
Walden	31,871	24,628	93,141	78,181
Medical and Veterinary	22,953	16,893	59,521	56,506
Home Office and Other	(8,391)	(8,142)	(21,315)	(16,867)
Total consolidated adjusted operating income	89,782	72,968	228,660	217,640
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(473)	(1,278)	(1,217)	(17,706)
Business integration expense	(18,450)	(11,346)	(30,621)	(35,702)
Intangible amortization expense	(8,286)	(14,232)	(28,296)	(48,936)
Litigation reserve	—	—	(18,500)	—
Loss on assets held for sale	—	—	(647)	—
Debt modification costs	(848)	—	(848)	—
Gain on sale of assets	—	13,317	—	13,317
Total consolidated operating income	61,725	59,429	148,531	128,613
Interest expense	(16,560)	(14,457)	(48,910)	(47,806)
Other income, net	2,871	3,980	8,648	3,301
Total consolidated income from continuing operations before income taxes	$48,036	$48,952	$108,269	$84,108
Capital expenditures:
Chamberlain	$9,811	$4,002	$20,853	$6,920
Walden	5,311	1,198	10,872	2,291
Medical and Veterinary	3,648	1,277	6,928	2,192
Home Office and Other	2,916	2,832	13,361	7,653
Total consolidated capital expenditures	$21,686	$9,309	$52,014	$19,056
Depreciation expense:
Chamberlain	$5,312	$4,405	$14,790	$12,985
Walden	2,214	2,439	6,681	7,303
Medical and Veterinary	3,174	3,231	9,228	9,367
Home Office and Other	692	82	1,407	1,963
Total consolidated depreciation expense	$11,392	$10,157	$32,106	$31,618
Intangible amortization expense:
Walden	$8,286	$14,232	$28,296	$48,936
Total consolidated intangible amortization expense	$8,286	$14,232	$28,296	$48,936

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue by geographic area:
Domestic operations	$320,945	$282,611	$905,510	$822,253
Barbados, St. Kitts, and St. Maarten	91,713	86,471	269,235	263,932
Total consolidated revenue	$412,658	$369,082	$1,174,745	$1,086,185

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

Third Quarter Highlights

Financial and operational highlights for the third quarter of fiscal year 2024 include:

●	Adtalem revenue increased $43.6 million, or 11.8%, in the third quarter of fiscal year 2024 compared to the year-ago period driven by increased revenue at Chamberlain, Walden, and Medical and Veterinary.
●	Net income of $36.8 million ($0.93 diluted earnings per share) decreased $9.0 million ($0.07 diluted earnings per share) in the third quarter of fiscal year 2024 compared to net income of $45.9 million in the year-ago period. This decrease was primarily driven by increases in business integration expense, incentive compensation expense, provision for bad debts, and income tax expense in the current period and a gain on assets held for sale and a tax valuation allowance release recorded in the year-ago period. These were partially offset by an increase in revenue and a decrease in intangible amortization expense in the current year period.
●	Adjusted net income of $59.4 million increased $7.8 million, or 15.1%, in the third quarter of fiscal year 2024 compared to the year-ago period. This increase was primarily driven by an increase in revenue, partially offset by increases in costs to deliver instruction, investments to support growth initiatives, incentive compensation expense, provision for bad debts, and income tax expense.
●	Diluted adjusted earnings per share of $1.50 increased $0.37, or 32.7%, in the third quarter of fiscal year 2024 compared to the year-ago period driven by lower diluted shares due to share repurchases and the increase in adjusted net income.
●	For the January 2024 and March 2024 sessions, total student enrollment at Chamberlain increased 7.0% and 9.0%, respectively, compared to the same sessions last year.
●	As of March 31, 2024, total student enrollment at Walden increased 8.4% compared to March 31, 2023.
●	For the January 2024 semester, total student enrollment at the medical and veterinary schools decreased 4.5% compared to the same semester last year.
●	On January 26, 2024, we made a prepayment of $50.0 million on our Term Loan B debt.
●	Adtalem repurchased a total of 1,771,603 shares of Adtalem’s common stock under its share repurchase programs at an average cost of $51.60 per share during the third quarter of fiscal year 2024. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board of Directors authorized Adtalem’s fourteenth share repurchase program, which allows repurchase of up to $300.0 million of its common stock through January 16, 2027. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Results of Operations

The following table presents selected Consolidated Statements of Income data as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of educational services	42.5%	44.9%	43.9%	44.6%
Student services and administrative expense	38.0%	39.2%	40.7%	39.8%
Restructuring expense	0.1%	0.3%	0.1%	1.6%
Business integration expense	4.5%	3.1%	2.6%	3.3%
Gain on sale of assets	—%	(3.6)%	—%	(1.2)%
Total operating cost and expense	85.0%	83.9%	87.4%	88.2%
Operating income	15.0%	16.1%	12.6%	11.8%
Interest expense	(4.0)%	(3.9)%	(4.2)%	(4.4)%
Other income, net	0.7%	1.1%	0.7%	0.3%
Income from continuing operations before income taxes	11.6%	13.3%	9.2%	7.7%
Provision for income taxes	(2.6)%	(0.1)%	(1.8)%	(0.5)%
Income from continuing operations	9.1%	13.2%	7.4%	7.2%
(Loss) income from discontinued operations, net of tax	(0.2)%	(0.7)%	0.0%	(0.7)%
Net income	8.9%	12.4%	7.4%	6.5%

Revenue

The following tables present revenue by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$149,737	$132,874	$86,471	$369,082
Growth	20,601	17,733	5,242	43,576
Fiscal year 2024	$170,338	$150,607	$91,713	$412,658
% change from prior year	13.8%	13.3%	6.1%	11.8%

	Nine Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$426,538	$395,715	$263,932	$1,086,185
Growth	39,949	43,308	5,303	88,560
Fiscal year 2024	$466,487	$439,023	$269,235	$1,174,745
% change from prior year	9.4%	10.9%	2.0%	8.2%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2024
Session	July 2023	Sept. 2023	Nov. 2023	Jan. 2024	Mar. 2024
Total students	32,175	34,889	35,592	37,196	37,985
% change from prior year	2.6%	5.2%	6.6%	7.0%	9.0%

	Fiscal Year 2023
Session	July 2022	Sept. 2022	Nov. 2022	Jan. 2023	Mar. 2023	May 2023
Total students	31,371	33,153	33,390	34,760	34,847	33,284
% change from prior year	(4.1)%	(4.0)%	(0.8)%	1.8%	2.0%	1.2%

Chamberlain revenue increased 13.8%, or $20.6 million, to $170.3 million in the third quarter and increased 9.4%, or $39.9 million, to $466.5 million in the first nine months of fiscal year 2024 compared to the year-ago periods, driven by an increase in enrollment and higher tuition rates. Enrollment has improved in several graduate and doctoral programs and the undergraduate Bachelor of Science in Nursing (“BSN”) programs. In the March 2024 session, the Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program also saw increased total enrollment. Management believes Chamberlain is achieving growth through leveraging scale and national footprint and providing a full breadth of nursing programs and modalities.

Tuition Rates:

Tuition for the BSN onsite and online degree program ranges from $705 to $753 per credit hour. Tuition for the RN-to-BSN online degree program is $635 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $695 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $710 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $806 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $590 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. Tuition for the onsite Master of Physician Assistant Studies (“MPAS”) is $8,000 per session. In some cases, these tuition rates increased by approximately 3% to 8% from the prior year for new students. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the Chamberlain academic catalog.

Walden

Walden Student Enrollment:

	Fiscal Year 2024
	September 30,	December 31,	March 31,
Period	2023	2023	2024
Total students	40,975	40,971	42,751
% change from prior year	0.5%	7.9%	8.4%

	Fiscal Year 2023
	September 30,	December 31,	March 31,	June 30,
Period	2022	2022	2023	2023
Total students	40,772	37,956	39,427	37,582
% change from prior year	(9.2)%	(7.8)%	(7.9)%	(4.8)%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 13.3%, or $17.7 million, to $150.6 million in the third quarter and increased 10.9%, or $43.3 million, to $439.0 million in the first nine months of fiscal year 2024 compared to the year-ago periods, driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Management believes Walden’s performance turnaround in enrollment in the first nine months of fiscal year 2024 has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

Tuition Rates:

On a per credit hour basis, tuition for Walden programs range from $130 per credit hour to $1,060 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $340 per credit hour. Other programs such as those with a subscription-based learning modality or those billed on a subscription period or term basis range from $1,550 to $7,325 per term. Students are charged a program fee that ranges from $50 to $230 per term as well as a clinical fee of $160 per course for specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, which are charged at a range of $1,000 to $2,550 per event. In most cases, these tuition rates, event charges, and fees represent increases of approximately 0% to 4% with an average of approximately 2% from the prior year. These tuition rates, event charges, and fees do not include the cost of books or personal technology, supplies, transportation, or living expenses.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2024
Semester	Sept. 2023	Jan. 2024
Total students	5,209	5,073
% change from prior year	(7.5)%	(4.5)%

	Fiscal Year 2023
Semester	Sept. 2022	Jan. 2023	May 2023
Total students	5,634	5,312	4,869
% change from prior year	3.4%	1.6%	(8.2)%

Medical and Veterinary revenue increased 6.1%, or $5.2 million, to $91.7 million in the third quarter and increased 2.0%, or $5.3 million, to $269.2 million in the first nine months of fiscal year 2024 compared to the year-ago periods, driven by tuition rate increases at all three institutions in this segment, partially offset by decreased enrollment.

Management’s plan to increase enrollment centers around renewed focus on operational efficiency, specifically academic support and the enrollment experience.

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

	Three Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$65,253	$51,025	$49,542	$165,820
Cost increase (decrease)	5,312	5,194	(1,005)	9,501
Fiscal year 2024	$70,565	$56,219	$48,537	$175,321
% change from prior year	8.1%	10.2%	(2.0)%	5.7%

	Nine Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$186,069	$149,605	$149,094	$484,768
Cost increase (decrease)	17,175	15,632	(1,567)	31,240
Fiscal year 2024	$203,244	$165,237	$147,527	$516,008
% change from prior year	9.2%	10.4%	(1.1)%	6.4%

Cost of educational services increased 5.7%, or $9.5 million, to $175.3 million in the third quarter and increased 6.4%, or $31.2 million, to $516.0 million in the first nine months of fiscal year 2024 compared to the year-ago periods. These cost increases were primarily driven by an increase in labor and other costs to support increased enrollment, and an increase in provision for bad debts at Chamberlain and Walden.

As a percentage of revenue, cost of educational services was 42.5% and 43.9% in the third quarter and first nine months of fiscal year 2024, respectively, compared to 44.9% and 44.6% in the year-ago periods. The decreases in the percentages were primarily the result of revenue growth accompanied with cost efficiencies.

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

	Three Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2023	$44,895	$71,453	$20,036	$8,142	$144,526
Cost increase	11,530	5,296	186	249	17,261
Intangible amortization expense change	—	(5,946)	—	—	(5,946)
Debt modification costs change	—	—	—	848	848
Fiscal year 2024	$56,425	$70,803	$20,222	$9,239	$156,689

Fiscal year 2024 % change:
Cost increase	25.7%	7.4%	0.9%	NM	11.9%
Intangible amortization expense change	—	(8.3)%	—	NM	(4.1)%
Debt modification costs change	—	—	—	NM	0.6%
Fiscal year 2024 % change	25.7%	(0.9)%	0.9%	NM	8.4%

	Nine Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2023	$140,649	$216,865	$58,333	$16,866	$432,713
Cost increase	25,281	12,716	3,854	4,449	46,300
Intangible amortization expense change	—	(20,640)	—	—	(20,640)
Litigation reserve change	—	18,500	—	—	18,500
Loss on assets held for sale change	—	—	—	647	647
Debt modification costs change	—	—	—	848	848
Fiscal year 2024	$165,930	$227,441	$62,187	$22,810	$478,368

Fiscal year 2024 % change:
Cost increase	18.0%	5.9%	6.6%	NM	10.7%
Intangible amortization expense change	—	(9.5)%	—	NM	(4.8)%
Litigation reserve change	—	8.5%	—	NM	4.3%
Loss on assets held for sale change	—	—	—	NM	0.1%
Debt modification costs change	—	—	—	NM	0.2%
Fiscal year 2024 % change	18.0%	4.9%	6.6%	NM	10.6%

Student services and administrative expense increased 8.4%, or $12.2 million, to $156.7 million in the third quarter and increased 10.6%, or $45.7 million, to $478.4 million in the first nine months of fiscal year 2024 compared to the year-ago periods. Excluding intangible amortization expense and debt modification costs, student services and administrative expense increased 11.9%, or $17.3 million, in the third quarter of fiscal year 2024 compared to the year-ago period. Excluding intangible amortization expense, litigation reserve, loss on assets held for sale, and debt modification costs, student services and administrative expense increased 10.7%, or $46.3 million, in the first nine months of fiscal year 2024 compared to the year-ago period. These cost increases were primarily driven by an increase in incentive compensation expense, marketing expense, and investments to support growth initiatives.

As a percentage of revenue, student services and administrative expense was 38.0% and 40.7% in the third quarter and first nine months of fiscal year 2024, respectively, compared to 39.2% and 39.8% in the year-ago periods. The decrease in the percentage for the third quarter of fiscal year 2024 was primarily the result of efficiencies in marketing spend and a decrease in intangible amortization expense. The increase in the percentage for the first nine months of fiscal year 2024 was primarily the result of increased incentive compensation expense and litigation reserves in the first nine months of fiscal year 2024, partially offset by a decrease in intangible amortization expense.

Restructuring Expense

Restructuring expense in the third quarter and first nine months of fiscal year 2024 was $0.5 million and $1.2 million, respectively, compared to $1.3 million and $17.7 million in the year-ago periods. The restructuring expense decreases in the third quarter and first nine months of fiscal year 2024 were primarily driven by higher real estate consolidations in the third quarter and first nine months of fiscal year 2023 at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. See Note 5 “Restructuring Charges” to the Consolidated Financial Statements for additional information on restructuring charges. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Business Integration Expense

Business integration expense in the third quarter and first nine months of fiscal year 2024 was $18.5 million and $30.6 million, respectively, compared to $11.3 million and $35.7 million in the year-ago periods. These are costs associated with integrating Walden into Adtalem. In addition, during the first quarter of fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business integration expense in the Consolidated Statements of Income. We expect to incur additional business integration expense through the remainder of fiscal year 2024 at a decreasing rate.

Gain on Sale of Assets

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”) for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and held a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. DePaul College Prep had an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes at the time of closing. Adtalem continued to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheets. On February 23, 2023, DePaul College Prep paid the mortgage in full. Upon receiving full repayment of the mortgage, Adtalem no longer is involved in the financing of the sale and therefore derecognized the note receivable, the financing payable, and the assets associated with the campus facility, which resulted in recognizing a gain on sale of assets of $13.3 million in the three and nine months ended March 31, 2023. This gain was recorded at Adtalem’s home office, which is classified as “Home Office and Other” in Note 18 “Segment Information” to the Consolidated Financial Statements.

Operating Income

The following tables present operating income by segment detailing the changes from the year-ago periods (in thousands):

	Three Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2023	$39,589	$10,343	$16,472	$(6,975)	$59,429
Organic change	3,760	7,243	6,060	(249)	16,814
Restructuring expense change	—	53	227	525	805
Business integration expense change	—	—	—	(7,104)	(7,104)
Intangible amortization expense change	—	5,946	—	—	5,946
Debt modification costs change	—	—	—	(848)	(848)
Gain on sale of assets change	—	—	—	(13,317)	(13,317)
Fiscal year 2024	$43,349	$23,585	$22,759	$(27,968)	$61,725

	Nine Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Home Office and Other	Consolidated
Fiscal year 2023	$99,002	$26,071	$49,172	$(45,632)	$128,613
Organic change	(2,507)	14,960	3,015	(4,448)	11,020
Restructuring expense change	818	3,950	6,955	4,766	16,489
Business integration expense change	—	—	—	5,081	5,081
Intangible amortization expense change	—	20,640	—	—	20,640
Litigation reserve change	—	(18,500)	—	—	(18,500)
Loss on assets held for sale change	—	—	—	(647)	(647)
Debt modification costs change	—	—	—	(848)	(848)
Gain on sale of assets change	—	—	—	(13,317)	(13,317)
Fiscal year 2024	$97,313	$47,121	$59,142	$(55,045)	$148,531

The following table presents a reconciliation of operating income (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Chamberlain:
Operating income (GAAP)	$43,349	$39,589	$3,760	9.5%	$97,313	$99,002	$(1,689)	(1.7)%
Restructuring expense	—	—	—		—	818	(818)
Adjusted operating income (non-GAAP)	$43,349	$39,589	$3,760	9.5%	$97,313	$99,820	$(2,507)	(2.5)%
Operating margin (GAAP)	25.4%	26.4%			20.9%	23.2%
Operating margin (non-GAAP)	25.4%	26.4%			20.9%	23.4%

Walden:
Operating income (GAAP)	$23,585	$10,343	$13,242	128.0%	$47,121	$26,071	$21,050	80.7%
Restructuring expense	—	53	(53)		(776)	3,174	(3,950)
Intangible amortization expense	8,286	14,232	(5,946)		28,296	48,936	(20,640)
Litigation reserve	—	—	—		18,500	—	18,500
Adjusted operating income (non-GAAP)	$31,871	$24,628	$7,243	29.4%	$93,141	$78,181	$14,960	19.1%
Operating margin (GAAP)	15.7%	7.8%			10.7%	6.6%
Operating margin (non-GAAP)	21.2%	18.5%			21.2%	19.8%

Medical and Veterinary:
Operating income (GAAP)	$22,759	$16,472	$6,287	38.2%	$59,142	$49,172	$9,970	20.3%
Restructuring expense	194	421	(227)		379	7,334	(6,955)
Adjusted operating income (non-GAAP)	$22,953	$16,893	$6,060	35.9%	$59,521	$56,506	$3,015	5.3%
Operating margin (GAAP)	24.8%	19.0%			22.0%	18.6%
Operating margin (non-GAAP)	25.0%	19.5%			22.1%	21.4%

Home Office and Other:
Operating loss (GAAP)	$(27,968)	$(6,975)	$(20,993)	(301.0)%	$(55,045)	$(45,632)	$(9,413)	(20.6)%
Restructuring expense	279	804	(525)		1,614	6,380	(4,766)
Business integration expense	18,450	11,346	7,104		30,621	35,702	(5,081)
Loss on assets held for sale	—	—	—		647	—	647
Debt modification costs	848	—	848		848	—	848
Gain on sale of assets	—	(13,317)	13,317		—	(13,317)	13,317
Adjusted operating loss (non-GAAP)	$(8,391)	$(8,142)	$(249)	(3.1)%	$(21,315)	$(16,867)	$(4,448)	(26.4)%

Adtalem Global Education:
Operating income (GAAP)	$61,725	$59,429	$2,296	3.9%	$148,531	$128,613	$19,918	15.5%
Restructuring expense	473	1,278	(805)		1,217	17,706	(16,489)
Business integration expense	18,450	11,346	7,104		30,621	35,702	(5,081)
Intangible amortization expense	8,286	14,232	(5,946)		28,296	48,936	(20,640)
Litigation reserve	—	—	—		18,500	—	18,500
Loss on assets held for sale	—	—	—		647	—	647
Debt modification costs	848	—	848		848	—	848
Gain on sale of assets	—	(13,317)	13,317		—	(13,317)	13,317
Adjusted operating income (non-GAAP)	$89,782	$72,968	$16,814	23.0%	$228,660	$217,640	$11,020	5.1%
Operating margin (GAAP)	15.0%	16.1%			12.6%	11.8%
Operating margin (non-GAAP)	21.8%	19.8%			19.5%	20.0%

Consolidated operating income increased 3.9%, or $2.3 million, to $61.7 million in the third quarter and increased 15.5%, or $19.9 million, to $148.5 million in the first nine months of fiscal year 2024 compared to the year-ago periods. The operating income increase in the third quarter of fiscal year 2024 was primarily driven by an increase in revenue and decreases in restructuring expense and intangible amortization expense, partially offset by increases in incentive compensation expense, business integration expense, marketing expense, provision for bad debts, and labor and other costs to support increased enrollment, and the gain on sale of assets in the year-ago period. The operating income increase in the first nine months of fiscal year 2024 was primarily driven by an increase in revenue and decreases in restructuring expense, business integration expense, and intangible amortization expense, partially offset by increases in litigation reserves, incentive compensation expense, marketing expense, provision for bad debts, and labor and other costs to support increased enrollment, and the gain on sale of assets in the year-ago period. The decrease in intangible amortization expense is driven by the decrease in amortization relating to the Walden student relationships intangible asset. This intangible asset is amortized based on the estimated retention of the students and considers the revenue and cash flow associated with these existing students, which are concentrated at the beginning of the asset’s useful life.

Consolidated adjusted operating income increased 23.0%, or $16.8 million, to $89.8 million in the third quarter and increased 5.1%, or $11.0 million, to $228.7 million in the first nine months of fiscal year 2024 compared to the year-ago periods. The adjusted operating income increases in the third quarter and first nine months of fiscal year 2024 were primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, provision for bad debts, and incentive compensation expense.

Chamberlain

Chamberlain operating income increased 9.5%, or $3.8 million, to $43.3 million in the third quarter and decreased 1.7%, or $1.7 million, to $97.3 million in the first nine months of fiscal year 2024 compared to the year-ago periods. Segment adjusted operating income increased 9.5%, or $3.8 million, to $43.3 million in the third quarter and decreased 2.5%, or $2.5 million, to $97.3 million in the first nine months of fiscal year 2024 compared to the year-ago periods. The adjusted operating income increase in the third quarter of fiscal year 2024 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and provision for bad debts. The adjusted operating income decrease in the first nine months of fiscal year 2024 was primarily driven by the increases in labor and other costs to support increased enrollment, marketing expense, and provision for bad debts, partially offset by an increase in revenue.

Walden

Walden operating income increased 128.0%, or $13.2 million, to $23.6 million in the third quarter and increased 80.7%, or $21.1 million, to $47.1 million in the first nine months of fiscal year 2024 compared to the year-ago periods. Segment adjusted operating income increased 29.4%, or $7.2 million, to $31.9 million in the third quarter and increased 19.1%, or $15.0 million, to $93.1 million in the first nine months of fiscal year 2024 compared to the year-ago periods. The adjusted operating income increase in the third quarter and first nine months of fiscal year 2024 was primarily driven by the increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, provision for bad debts, and graduation expense.

Medical and Veterinary

Medical and Veterinary operating income increased 38.2%, or $6.3 million, to $22.8 million in the third quarter and increased 20.3%, or $10.0 million, to $59.1 million in the first nine months of fiscal year 2024 compared to the year-ago periods. Segment adjusted operating income increased 35.9%, or $6.1 million, to $23.0 million in the third quarter and increased 5.3%, or $3.0 million, to $59.5 million in the first nine months of fiscal year 2024 compared to the year-ago periods. The adjusted operating income increase in the third quarter and first nine months of fiscal year 2024 was primarily driven by an increase in revenue and a decrease in provision for bad debts.

Interest Expense

Interest expense in the third quarter and first nine months of fiscal year 2024 was $16.6 million and $48.9 million, respectively, compared to $14.5 million and $47.8 million in the year-ago periods. The interest expense increase in the third quarter of fiscal year 2024 was primarily driven by the increase in letter of credit fees and a write-off of debt discount and issuance costs on the Term Loan B upon repayment of a portion of the debt. The interest expense increase in the first nine months of fiscal year 2024 was primarily driven by the increase in letter of credit fees and a higher interest rate on outstanding Term Loan B debt (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements), partially offset by a decrease in write-off of debt discount and issuance costs on the Term Loan B upon repayment of a portion of the debt.

Other Income, Net

Other income, net in the third quarter and first nine months of fiscal year 2024 was $2.9 million and $8.6 million, respectively, compared to $4.0 million and $3.3 million in the year-ago periods. The other income, net, increase in the first nine months of fiscal year 2024 was primarily driven by the year-ago period incurring a $5.0 million investment impairment of an equity investment.

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

Our effective tax rates from continuing operations were 22.1% and 19.5% in the three and nine months ended March 31, 2024, respectively, and 0.8% and 7.0% in the three and nine months ended March 31, 2023, respectively. The income tax provision for the third quarter and first nine months of fiscal year 2024 increased compared to the year-ago periods primarily due to us recording a net tax benefit of $6.2 million in the year-ago periods primarily for the release of a valuation allowance on certain deferred tax assets based on our reassessment of the amount of state net operating loss carryforwards that are more likely than not to be realized. The current year income tax provision also increased due to an increase in the percentage of earnings from domestic operations, which are generally taxed at higher rates than foreign earnings.

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

Loss from discontinued operations in the third quarter of fiscal year 2024 was $0.6 million. This loss consisted of the following: (i) loss of $0.8 million driven by ongoing litigation costs and settlements related to the DeVry University divestiture and (ii) a benefit from income taxes of $0.2 million associated with the items listed above.

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

Income from discontinued operations in the first nine months of fiscal year 2024 was $0.2 million. This income consisted of the following: (i) income of $0.3 million driven from the DeVry University earn-out, partially offset by ongoing litigation costs and settlements related to DeVry University and Carrington College divestitures; and (ii) a provision from income taxes of $0.1 million associated with the items listed above.

Loss from discontinued operations in the first nine months of fiscal year 2023 was $7.1 million. This loss consisted of the following: (i) loss of $6.7 million driven by ongoing litigation costs and settlements related to the DeVry University divestiture, partially offset by income from the DeVry University earn-out; (ii) a loss on the sale of ACAMS, Becker, and OCL of $3.6 million for working capital adjustments to the initial sales prices and a tax return to provision adjustment; and (iii) a benefit from income taxes of $3.2 million associated with the items listed above.

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

Chamberlain was most recently recertified and issued an unrestricted PPA in September 2020, with a reapplication date that has been extended by ED to June 30, 2024, due to a delay in ED’s system platform implementation used for such applications. During the fourth quarter of fiscal year 2020 and the first quarter of fiscal year 2021, ED provisionally recertified AUC, RUSM, and RUSVM’s Title IV PPAs with expiration dates of December 31, 2022, March 31, 2023, and June 30, 2023, respectively. AUC and RUSM have been notified that their applications to renew their participation in Title IV programs have been completed and approved by ED. The lengthy PPA recertification process is such that ED allows unhampered continued access to Title IV funding after PPA expiration, so long as materially complete applications are submitted at least 90 days in advance of expiration. A complete application for RUSVM’s PPA recertification has been timely submitted to ED. RUSVM is awaiting an update on its renewal application from ED.

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

ED has recently allowed reductions in our letters of credit totaling $90.8 million. On January 31, 2024, ED allowed a $76.2 million letter of credit in favor of ED to expire without any requirement for Adtalem to renew it. Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of March 31, 2024, in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs. In addition, Adtalem had a letter of credit outstanding under its Revolver in the amount of $157.9 million as of March 31, 2024, in favor of ED, which allows Adtalem institutions to participate in Title IV programs. As of March 31, 2024, Adtalem had $241.9 million of letters of credit outstanding in favor of ED. On April 26, 2024, ED indicated that it will permit Adtalem to reduce the surety-backed letter of credit from $84.0 million to $69.4 million and requested that this letter of credit be extended through December 31, 2024. As of when this further reduction takes place, Adtalem will have $227.3 million of letters of credit outstanding in favor of ED. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

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

On September 27, 2023, ED announced a final Gainful Employment (“GE”) regulation effective July 1, 2024. The regulation applies to all Title IV certificate programs at all institutions and to all Title IV degree programs at proprietary institutions. Covered programs must meet a debt-to-earnings test in which graduates’ annual debt payments must not exceed 8% of their annual earnings or 20% of their discretionary earnings and must also pass an earnings premium test in which graduates’ earnings must exceed those of a typical high school graduate. Under the regulation, programs that fail either metric must provide warnings to students and prospective students that the program is at risk of losing Title IV eligibility and programs that fail the same measure in two out of three consecutive years lose Title IV eligibility. The GE regulation also includes a transparency framework in which debt-to-earnings, earnings premium, and a wide range of other program outcomes are disclosed on a website to be hosted by ED. We are reviewing the regulation to determine what impact, if any, the regulation will have on our programs.

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

Adtalem’s consolidated cash and cash equivalents balance of $179.8 million and $273.7 million as of March 31, 2024 and June 30, 2023, respectively, included cash and cash equivalents held at Adtalem’s international operations of $5.4 million and $7.2 million as of March 31, 2024 and June 30, 2023, respectively, which is available to Adtalem for general corporate purposes.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Nine Months Ended
	March 31,
	2024	2023
Income from continuing operations	$87,113	$78,202
Non-cash items	139,569	153,770
Changes in assets and liabilities	20,127	(82,151)
Net cash provided by operating activities-continuing operations	$246,809	$149,821

Net cash provided by operating activities from continuing operations in the nine months ended March 31, 2024 was $246.8 million compared to $149.8 million in the year-ago period. The increase was driven by an increase in income from continuing operations and changes in working capital, partially offset by lower non-cash items. The decrease of $14.2 million in non-cash items between the nine months ended March 31, 2024 and the nine months ended March 31, 2023 was primarily driven by decreases in impairments to operating lease assets and amortization of intangible assets. The increase of $102.3 million in cash generated from changes in assets and liabilities was primarily due to timing differences in accounts and financing receivables, prepaid assets, prepaid income taxes, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures in the first nine months of fiscal year 2024 and 2023 were $52.0 million and $19.1 million, respectively. The capital expenditures in the first nine months of fiscal year 2024 primarily consisted of spending for information technology investments and Chamberlain’s campus development. For the remainder of fiscal year 2024, we expect capital spending on information technology, new campus development at Chamberlain, and facility improvements at the medical and veterinary schools. Management anticipates full fiscal year 2024 capital spending to be in the $65 to $70 million range. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

During the first nine months of fiscal year 2024 and 2023, we received proceeds from the sale of marketable securities held in a Rabbi Trust of $0.6 million and $7.6 million, respectively, and made additional investments in marketable securities held by this trust of $0.5 million and $1.5 million, respectively.

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

During the first nine months of fiscal year 2023, we paid $3.2 million for a working capital adjustment to the initial sales prices for ACAMS, Becker, and OCL.

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Nine Months Ended
	March 31,
	2024	2023
Repurchases of common stock for treasury	$(250,463)	$(44,710)
Payment on equity forward contract	—	(13,162)
Net repayments of long-term debt	(50,000)	(150,861)
Other	9,393	(2,141)
Net cash used in financing activities	$(291,070)	$(210,874)

On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. As of March 31, 2024, after repurchases that were made during the nine months ended March 31, 2024, there remained $220.2 million for additional share repurchases under the fourteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

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

On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem entered into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The Revolver will be used to finance ongoing working capital and for general corporate purposes. During fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. In July 2022, we repurchased an additional $0.9 million of Notes. On September 22, 2022, November 22, 2022, and January 26, 2024, we made prepayments of $100.0 million, $50.0 million, and $50.0 million, respectively, on the Term Loan B. As of March 31, 2024, the principal balance of the Notes and Term Loan B was $405.0 million and $253.3 million, respectively. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

In the event of unexpected market conditions or negative economic changes that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $242.1 million as of March 31, 2024.

Material Cash Requirements

Long-Term Debt – As of March 31, 2024, we have principal balances of $405.0 million of Notes and $253.3 million of Term Loan B, which requires interest payments. With the Term Loan B prepayment noted above, we are no longer required to make quarterly principal installment payments on the Term Loan B. In addition, we maintain a $400.0 million revolving credit facility with availability of $242.1 million as of March 31, 2024.

ED has recently allowed reductions in our letters of credit totaling $90.8 million. On January 31, 2024, ED allowed a $76.2 million letter of credit in favor of ED to expire without any requirement for Adtalem to renew it. Adtalem had a surety-backed letter of credit outstanding of $84.0 million as of March 31, 2024, in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs. In addition, Adtalem had a letter of credit outstanding under its Revolver in the amount of $157.9 million as of March 31, 2024, in favor of ED, which allows Adtalem institutions to participate in Title IV programs. As of March 31, 2024, Adtalem had $241.9 million of letters of credit outstanding in favor of ED. On April 26, 2024, ED indicated that it will permit Adtalem to reduce the surety-backed letter of credit from $84.0 million to $69.4 million and requested that this letter of credit be extended through December 31, 2024. As of when this further reduction takes place, Adtalem will have $227.3 million of letters of credit outstanding in favor of ED. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Notes and Credit Agreement.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $42.5 million of surety bonds as of March 31, 2024 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for restructuring expense, business integration expense, intangible amortization expense, gain on sale of assets, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, loss on assets held for sale, debt modification costs, net tax benefit related to a valuation allowance release, and loss (income) from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business integration expense, intangible amortization expense, gain on sale of assets, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, loss on assets held for sale, debt modification costs, net tax benefit related to a valuation allowance release, and loss (income) from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business integration expense, intangible amortization expense, litigation reserve, loss on assets held for sale, debt modification costs, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for loss (income) from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation and amortization, stock-based compensation, restructuring expense, business integration expense, litigation reserve, loss on assets held for sale, debt modification costs, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Provision for income taxes, interest expense, and other income, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.

●	Business integration expense include expenses related to the Walden acquisition and certain costs related to growth transformation initiatives. We do not include normal, recurring, cash operating expenses in our business integration expense.
●	Intangible amortization expense on acquired intangible assets.
●	Gain on sale of Adtalem’s Chicago, Illinois, campus facility.
●	Write-off of debt discount and issuance costs and gain on extinguishment of debt related to prepayments of debt, reserves related to significant litigation, impairment of an equity investment, loss on assets held for sale related to a fair value write-down on assets, and debt modification costs related to refinancing our Term Loan B loan.
●	Net tax benefit related to a valuation allowance release.
●	Loss (income) from discontinued operations includes expense from ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures, a loss on sale of ACAMS, Becker, and OCL for working capital adjustments to the initial sales prices and a tax return to provision adjustment, and the earn-outs we received.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income (GAAP)	$36,821	$45,869	$87,358	$71,114
Restructuring expense	473	1,278	1,217	17,706
Business integration expense	18,450	11,346	30,621	35,702
Intangible amortization expense	8,286	14,232	28,296	48,936
Gain on sale of assets	—	(13,317)	—	(13,317)
Write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, loss on assets held for sale, and debt modification costs	1,961	—	21,108	9,226
Net tax benefit related to a valuation allowance release	—	(6,184)	—	(6,184)
Income tax impact on non-GAAP adjustments (1)	(7,260)	(4,359)	(19,355)	(23,341)
Loss (income) from discontinued operations	620	2,694	(245)	7,088
Adjusted net income (non-GAAP)	$59,351	$51,559	$149,000	$146,930
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Diluted earnings per share (GAAP)	$0.93	$1.00	$2.14	$1.54
Effect on diluted earnings per share:
Restructuring expense	0.01	0.03	0.03	0.38
Business integration expense	0.47	0.25	0.75	0.77
Intangible amortization expense	0.21	0.31	0.69	1.06
Gain on sale of assets	-	(0.29)	-	(0.29)
Write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, loss on assets held for sale, and debt modification costs	0.05	-	0.52	0.20
Net tax benefit related to a valuation allowance release	-	(0.14)	-	(0.13)
Income tax impact on non-GAAP adjustments (1)	(0.18)	(0.10)	(0.47)	(0.51)
Loss (income) from discontinued operations	0.02	0.06	(0.01)	0.15
Adjusted earnings per share (non-GAAP)	$1.50	$1.13	$3.65	$3.19
Diluted shares used in non-GAAP EPS calculation	39,636	45,801	40,874	46,089
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Chamberlain:
Operating income (GAAP)	$43,349	$39,589	$3,760	9.5%	$97,313	$99,002	$(1,689)	(1.7)%
Restructuring expense	—	—	—		—	818	(818)
Depreciation	5,312	4,405	907		14,790	12,985	1,805
Stock-based compensation	1,795	923	872		6,791	3,600	3,191
Adjusted EBITDA (non-GAAP)	$50,456	$44,917	$5,539	12.3%	$118,894	$116,405	$2,489	2.1%
Adjusted EBITDA margin (non-GAAP)	29.6%	30.0%			25.5%	27.3%

Walden:
Operating income (GAAP)	$23,585	$10,343	$13,242	128.0%	$47,121	$26,071	$21,050	80.7%
Restructuring expense	—	53	(53)		(776)	3,174	(3,950)
Intangible amortization expense	8,286	14,232	(5,946)		28,296	48,936	(20,640)
Litigation reserve	—	—	—		18,500	—	18,500
Depreciation	2,214	2,439	(225)		6,681	7,303	(622)
Stock-based compensation	1,770	754	1,016		5,822	2,945	2,877
Adjusted EBITDA (non-GAAP)	$35,855	$27,821	$8,034	28.9%	$105,644	$88,429	$17,215	19.5%
Adjusted EBITDA margin (non-GAAP)	23.8%	20.9%			24.1%	22.3%

Medical and Veterinary:
Operating income (GAAP)	$22,759	$16,472	$6,287	38.2%	$59,142	$49,172	$9,970	20.3%
Restructuring expense	194	421	(227)		379	7,334	(6,955)
Depreciation	3,174	3,231	(57)		9,228	9,367	(139)
Stock-based compensation	851	587	264		3,687	2,291	1,396
Adjusted EBITDA (non-GAAP)	$26,978	$20,711	$6,267	30.3%	$72,436	$68,164	$4,272	6.3%
Adjusted EBITDA margin (non-GAAP)	29.4%	24.0%			26.9%	25.8%

Home Office and Other:
Operating loss (GAAP)	$(27,968)	$(6,975)	$(20,993)	(301.0)%	$(55,045)	$(45,632)	$(9,413)	(20.6)%
Restructuring expense	279	804	(525)		1,614	6,380	(4,766)
Business integration expense	18,450	11,346	7,104		30,621	35,702	(5,081)
Loss on assets held for sale	—	—	—		647	—	647
Debt modification costs	848	—	848		848	—	848
Gain on sale of assets	—	(13,317)	13,317		—	(13,317)	13,317
Depreciation	692	82	610		1,407	1,963	(556)
Stock-based compensation	1,484	531	953		3,105	2,072	1,033
Adjusted EBITDA (non-GAAP)	$(6,215)	$(7,529)	$1,314	17.5%	$(16,803)	$(12,832)	$(3,971)	(30.9)%

Adtalem Global Education:
Net income (GAAP)	$36,821	$45,869	$(9,048)	(19.7)%	$87,358	$71,114	$16,244	22.8%
Loss (income) from discontinued operations	620	2,694	(2,074)		(245)	7,088	(7,333)
Interest expense	16,560	14,457	2,103		48,910	47,806	1,104
Other income, net	(2,871)	(3,980)	1,109		(8,648)	(3,301)	(5,347)
Provision for income taxes	10,595	389	10,206		21,156	5,906	15,250
Operating income (GAAP)	61,725	59,429	2,296		148,531	128,613	19,918
Depreciation and amortization	19,678	24,389	(4,711)		60,402	80,554	(20,152)
Stock-based compensation	5,900	2,795	3,105		19,405	10,908	8,497
Restructuring expense	473	1,278	(805)		1,217	17,706	(16,489)
Business integration expense	18,450	11,346	7,104		30,621	35,702	(5,081)
Litigation reserve	—	—	—		18,500	—	18,500
Loss on assets held for sale	—	—	—		647	—	647
Debt modification costs	848	—	848		848	—	848
Gain on sale of assets	—	(13,317)	13,317		—	(13,317)	13,317
Adjusted EBITDA (non-GAAP)	$107,074	$85,920	$21,154	24.6%	$280,171	$260,166	$20,005	7.7%
Adjusted EBITDA margin (non-GAAP)	25.9%	23.3%			23.8%	24.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Adtalem’s market risk exposure during the first nine months of fiscal year 2024 from those set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Adtalem’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Adtalem’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes during the third quarter of fiscal year 2024 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On January 30, 2024, a short seller report was published about us, which contained certain allegations against us. The publication of the short seller report adversely affected our share price. The allegations contained in the report, even if untrue, could result in legal proceedings such as shareholder suits and regulatory investigations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 - January 31, 2024	426,771	$58.11	426,771	$286,759,833
February 1, 2024 - February 29, 2024	681,400	$48.87	681,400	$253,461,530
March 1, 2024 - March 31, 2024	663,432	$50.21	663,432	$220,152,216
Total	1,771,603	$51.60	1,771,603
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	NA	NA
February 1, 2024 - February 29, 2024	1,963	$48.14	NA	NA
March 1, 2024 - March 31, 2024	—	$—	NA	NA
Total	1,963	$48.14	NA	NA
(1)

Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4(a)	Amendment No. 2 to Credit Agreement*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: May 2, 2024	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)