Form 10-K
period 2024-06-30
Adtalem Global Education Inc.
filed 2024-08-06
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

As of December 31, 2023, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $2,277,779,425, based on the closing price of the registrant’s common stock on December 29, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of July 31, 2024, there were 37,689,832 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement with respect to the 2024 annual meeting of shareholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2024.

Adtalem Global Education Inc.

Form 10-K

Cautionary Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Adtalem’s future growth. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors,” which should be read in conjunction with the forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements are based on information available to us as of the date any such statements are made, and Adtalem assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

PART I

Item 1. Business

Overview

In this Annual Report on Form 10-K, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references. Adtalem was incorporated under the laws of the State of Delaware in August 1987. Our executive offices are located at 500 West Monroe Street, Chicago, Illinois, 60661, and the telephone number is (312) 651-1400.

Adtalem is the leading healthcare educator in the U.S and a systemically important solution for preparing a diverse talent workforce that meets the needs of the healthcare industry. The purpose of Adtalem is to empower students to achieve their goals, find success, and make inspiring contributions to our global community.

The Adtalem family of institutions offers programs with a focus in healthcare, including nursing, medicine, veterinary medicine, social and behavioral sciences, and more. Adtalem operates through five institutions: Chamberlain University (“Chamberlain”), Walden University (“Walden”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”), which comprises more than 80,000 students learning at multiple campuses and online. Adtalem’s institutions have an alumni community of over 300,000.

Adtalem is a mission driven organization, committed to advancing health equity, addressing social determinates of health and delivering highly qualified healthcare clinicians to urban and rural communities as a scaled provider of workers to the U.S. healthcare system.

Adtalem remains focused on expanding access to aspiring students through a seamless student experience, leveraging innovative learning technologies, diversifying into new program areas, and integrating our five institutions, providing the infrastructure necessary to meet the needs of where, when, and how students learn best.

Adtalem aims to create value for society and its stakeholders by offering responsive educational programs that are supported by exceptional services to its students and delivered with integrity and accountability. Towards this vision, Adtalem is proud to play a vital role in expanding access to higher education.

On August 12, 2021, Adtalem completed its $1.5 billion acquisition of all the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company (“e-Learning”), and its subsidiary, Walden University, LLC, a Florida limited liability company, from Laureate Education, Inc. (“Laureate” or “Seller”).

On March 10, 2022, Adtalem completed the sale of Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker,”) and OnCourse Learning (“OCL”) for $962.7 million, net of cash of $21.5 million, subject to post-closing adjustments. On June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration.

Segments Overview

We present three reportable segments as follows:

Chamberlain – Offers degree and certificate programs in the nursing and health professions postsecondary education industry.

Walden – Offers degree and certificate programs, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice.

Medical and Veterinary – Offers degree and certificate programs in the medical and veterinary postsecondary education industry. This segment includes the operations of AUC, RUSM, and RUSVM, which are collectively referred to as the “medical and veterinary schools.”

Chamberlain

Chamberlain was founded in 1889 as Deaconess College of Nursing and acquired by Adtalem in 2005. In May 2017, Chamberlain College of Nursing broadened its reach in healthcare education through the establishment of Chamberlain University and now offers its programs through its College of Nursing and College of Health Professions.

Chamberlain’s nursing degree offerings include a three-year onsite and online pre-licensure Bachelor of Science in Nursing (“BSN”) degree, an online post-licensure BSN degree completion option for Registered Nurses (“RN-BSN”), an online Master of Science in Nursing (“MSN”) degree, including Nurse Practitioner tracks and other specialties, and the online Doctor of Nursing Practice (“DNP”) degree.

Through its College of Health Professions, Chamberlain offers an online Master of Public Health (“MPH”) degree program, an online Master of Social Work (“MSW”) degree program, and an onsite Master of Physician Assistant Studies (“MPAS”) degree program at the Chicago, Illinois campus.

Chamberlain provides an educational experience distinguished by a high level of care for students, academic excellence, and integrity delivered through its 23 campuses and online. Chamberlain is committed to graduating health professionals who are empowered to transform healthcare worldwide. Chamberlain had 36,750 students enrolled in the May 2024 session, an increase of 10.4% compared to the same session last year.

Chamberlain’s pre-licensure BSN program enables students to complete their degree in three years of full-time study as opposed to the typical four-year BSN program with summer breaks. Beginning in September 2019, Chamberlain began offering an evening/weekend BSN option at select campuses. In September 2020, Chamberlain launched its online BSN option that offers a blend of flexibility, interactivity, and experiential learning.

Students who already have passed their National Council Licensure Examination (“NCLEX”) exam and achieved RN designation through a diploma or associate degree can complete their BSN degree online through Chamberlain’s RN-BSN completion option in three semesters of full-time study, although most students enroll part-time while they continue working as nurses.

The online MSN degree program offers five non-direct-care specialty tracks: Nurse Educator, Nurse Executive, Nursing Informatics, Population Health, and Healthcare Policy. The accelerated MSN program offers a Clinical Nurse Leadership concentration. The accelerated RN-MSN program offers associate or diploma-prepared RNs an opportunity to earn an MSN versus a BSN with the option of completing the Advanced Generalist concentration in one year of full-time study and the Clinical Nurse Leadership concentration in one and a half years of full-time study.

Chamberlain also offers four direct-care nurse practitioner tracks: Family Nurse Practitioner (“FNP”), Adult-Gerontology Acute Care Nurse Practitioner (“AGACNP”), Adult-Gerontology Primary Care Nurse Practitioner

(“AGPCNP”), and Psychiatric-Mental Health Nurse Practitioner (“PMHNP”). The FNP, AGPCNP, AGACNP, and PMHNP, programs are designed to be completed in two and a half years of part-time study.

The online DNP degree program is based on the eight essentials of doctoral education outlined by the American Association of Colleges of Nursing (“AACN”). The program can be completed in five to six semesters of study.

Chamberlain’s College of Health Professions MPH degree program focuses on preparing students through interdisciplinary coursework to become public health practitioners serving communities and populations to promote healthy communities and to work to address health problems and health-related issues such as disease, poverty, health access disparities, and violence. The MSW degree program aims to develop and empower students to be agents of social change in their communities and throughout the world. The MSW degree program prepares students for generalist or specialized practice and offers three tracks, including Crisis and Response Interventions, Trauma, and Medical Social Work. The program offers both a traditional and advanced standing option. The advanced standing option is for students who have completed a baccalaureate degree in social work. The MPAS degree program prepares students for the practice of general medicine as Physician Assistants in collaboration with a licensed physician and healthcare team and is designed to be completed in two years.

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

RN-BSN Option

Admission to the RN-BSN option requires a nursing diploma or Associate Degree in Nursing from an accredited institution, a minimum grade point average of 2.0, and a current, active, unrestricted RN license in the U.S. or other jurisdiction that is an associate member of the National Council of State Boards of Nursing (“NCSBN”). Chamberlain enrolls students in its RN-BSN program six times per year, during the January, March, May, July, September, and November sessions.

Graduate Programs

To enroll in graduate programs, students must have the requisite undergraduate academic degree from an accredited institution and a specified minimum grade point average. Applicants to some programs are also required to provide additional materials and information such as recommendation letters or background checks and/or interview with and be approved by faculty.

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

Founded in 1970 and first accredited by the Higher Learning Commission (“HLC”) in 1990, Walden has a strong legacy of providing innovative and alternative degree programs for adult students. Walden has grown to support more than 100 degree and certificate programs—including programs at the bachelor’s, master’s, education specialist, and doctoral levels—with over 350 specializations and concentrations. As of June 30, 2024, total student enrollment at Walden was 41,845, an increase of 11.3% compared to June 30, 2023. A primarily graduate institution, Walden has ranked #1 among 380 accredited institutions for awarding research doctorates to African American students and #1 in awarding graduate degrees in multiple disciplines to African American students. Walden has ranked #3 for awarding research doctoral degrees in psychology, public health, and social service professions to Hispanic students.

In addition, Walden has rich experience in delivering innovative accelerated programs through distance delivery. Walden also has experience in delivering accelerated course-based programs where students can customize modalities to speed their time to completion and degree completion programs (for example, the RN-BSN). Walden currently offers more than 25 programs/specializations and 1 certificate in a direct assessment competency-based education format through its Tempo® Learning modality. Through a culture of assessment and continuous improvement, Walden has developed the organization and resources required to deliver a quality academic learning experience to working adults via distance delivery. All Walden academic programs are delivered in an online format.

Walden’s colleges and programs are structured within two main divisions – the Division of Health Care Access and Quality and the Division of Social Support for Healthy Communities.

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

For admissions review to take place, applicants must submit an online application for their intended program of study and an official transcript with a qualifying admitting degree from a U.S. school accredited by a regional, professional/specialized, or national accrediting organization recognized by the Council for Higher Education Accreditation or the ED, or from an appropriately accredited non-U.S. institution. Additional materials or requirements to submit may vary depending on the academic program.

All applicants to the bachelor’s program are required to have earned, at a minimum, a recognized high school diploma, high school equivalency certificate, or other state-recognized credential of high school completion. Applicants with degrees and coursework from a non-U.S. institution have their academic record evaluated for comparability to a U.S. degree or coursework by our Global Transcript Evaluation (“GTE”) service offered by Walden or any credential evaluation service that is a member of the National Association of Credential Evaluation Services (“NACES”) or member of Association of International Credential Evaluators (“AICE”).

Applicants may be offered conditional admission to Walden with a stipulation for academic performance at the level of a grade point average of 3.0 or higher for master’s and doctoral students or a grade point average of 2.0 or higher for undergraduate students, the successful completion of academic progress requirements during the initial term(s) of enrollment, the completion of prerequisites, and/or other stipulations (including receipt of official records).

Medical and Veterinary

Together, AUC, RUSM, and RUSVM, along with the Medical Education Readiness Program (“MERP”) and the Veterinary Preparation Program, had 4,726 students enrolled in the May 2024 semester, a decrease of 2.9% compared to the same semester last year.

AUC and RUSM

AUC, founded in 1978 and acquired by Adtalem in 2011, provides medical education and confers the Doctor of Medicine degree. AUC is located in St. Maarten and is one of the most established international medical schools in the Caribbean, having produced over 7,500 graduates from over 78 countries since its founding. The mission of AUC is to train tomorrow’s physicians, whose service to their communities and their patients is enhanced by international learning experiences, a diverse learning community, and an emphasis on social accountability and engagement.

RUSM, founded in 1978 and acquired by Adtalem in 2003, provides medical education and confers the Doctor of Medicine degree. RUSM is located in Barbados and has graduated more than 15,000 physicians since inception. The mission of RUSM is to deliver an innovative and experiential medical education program in an inclusive environment of scholars that fosters professional growth and leadership for a diverse pool of students to become ethical, compassionate, patient-centric, culturally competent physicians who advance healthcare in local and global communities.

AUC’s and RUSM’s programs consist of three academic semesters per year, which begin in January, May, and September, allowing students to begin their basic science instruction at the most convenient time for them.

Initially, AUC and RUSM students complete a program of concentrated study of medical sciences after which eligible students sit for U.S. Medical Licensing Examination (“USMLE”), Step 1, which assesses whether students understand and can apply scientific concepts that are basic to the practice of medicine. Under AUC and RUSM direction, students then complete the remainder of their program by participating in clinical rotations conducted at over 40 affiliated teaching hospitals or medical centers connected with accredited graduate medical education programs in the U.S., Canada, and the U.K. Towards the end of the clinical training and prior to graduation, AUC and RUSM students take USMLE, Step 2 CK (Clinical Knowledge), which assesses ability to apply medical knowledge, skills, and understanding of clinical science essential for the provision of patient care under supervision and includes emphasis on health promotion and disease prevention. Successfully passing USMLE, Step 2 Clinical Skills previously was a requirement for graduation and for certification by the Educational Commission for Foreign Medical Graduates (“ECFMG”) to enter the U.S. residency match. USMLE Step 2 Clinical Skills has been discontinued indefinitely. ECFMG has developed alternative pathways to replace this requirement, for which AUC’s and RUSM’s graduates are generally eligible.

Upon successful completion of their medical degree requirements, students apply for a residency position in their area of specialty through the National Residency Matching Program (“NRMP”). This process is also known as “The Match”® and utilizes an algorithm to “match” applicants to programs using the certified rank order lists of the applicants and program directors.

Of first-time eligible AUC graduates, 97% and 98% attained residency positions in 2023 and 2024, respectively.

Of first-time eligible RUSM graduates, 98% and 98% attained residency positions in 2023 and 2024, respectively.

In September 2019, AUC opened its medical education program in the U.K. in partnership with University of Central Lancashire (“UCLAN”). The program offers students a Post Graduate Diploma in International Medical Sciences from UCLAN, followed by their Doctor of Medicine degree from AUC. Students are eligible to do clinical rotations at AUC’s clinical sites, which include hospitals in the U.S., Canada, and the U.K. This program is aimed at preparing students for USMLEs.

MERP is a 15-week medical school preparatory program focused on enhancing the academic foundation of prospective AUC and RUSM students and providing them with the skills they need to be successful in medical school and to achieve their goals of becoming physicians. Upon successful completion of the MERP program, students are guaranteed admission to AUC or RUSM.

RUSVM

RUSVM, founded in 1982 and acquired by Adtalem in 2003, provides veterinary education and confers the Doctor of Veterinary Medicine, as well as Masters of Science and Ph.D. degrees. RUSVM is accredited by the American Veterinary Medical Association (“AVMA”). RUSVM is located in St. Kitts and has graduated nearly 6,000 veterinarians since inception. The mission of RUSVM is to provide the best learning environment to prepare students to become members and leaders of the worldwide public and professional healthcare team, advancing human and animal health–One Health–through research and knowledge exchange.

The RUSVM program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. RUSVM students complete a seven-semester, pre-clinical curriculum at the campus in St. Kitts. After completing their pre-clinical curriculum, RUSVM students enter a clinical clerkship under RUSVM direction lasting approximately 45 weeks at clinical affiliates located in the U.S., Canada, Australia, Ireland, New Zealand, and the U.K.

RUSVM offers a one-semester Veterinary Preparatory Program (“Vet Prep”) designed to enhance the pre-clinical science knowledge and study skills that are critical to success in veterinary school.

Student Admissions and Admissions Standards

AUC, RUSM, and RUSVM employ regional admissions representatives in locations throughout the U.S. and Canada who provide information to students interested in their respective programs. A successful applicant must have completed the required prerequisite courses and, for AUC and RUSM U.S. students, taken the Medical College Admission Test (“MCAT”), while RUSVM applicants are strongly encouraged but not required to have completed the Graduate Record Exam (“GRE”). Candidates for admission must interview with an admissions representative and all admission decisions are made by the admissions committees of the medical and veterinary schools. AUC allows several entrance examinations for its international students.

Market Trends and Competition

Chamberlain

Chamberlain competes in the U.S. nursing education market, which has more than 2,000 programs leading to RN licensure. These include four-year educational institutions, two-year community colleges, and less-than-2-year schools. The market consists of two distinct segments: pre-licensure nursing programs that prepare students to take the NCLEX-RN licensure exam and post-licensure nursing programs that allow existing RNs to advance their education.

In the pre-licensure nursing market, capacity limitations and restricted new student enrollment are common among traditional four-year educational institutions and community colleges. Chamberlain has 23 campuses located in 15 states and an online BSN program offered in 33 states. In Fall 2023, according to data obtained from the American Association of Colleges of Nursing (“AACN”), Chamberlain had the largest pre-licensure program in the U.S. based on total enrollments.

In post-licensure nursing education, there are more than 700 institutions offering RN-BSN programs and more than 600 institutions offering MSN programs. Chamberlain’s RN-BSN degree completion option has received three certifications from Quality Matters, an independent global organization leading quality assurance in online teaching and learning environments. Chamberlain has earned the Online Learning Support, Online Teaching Support, and Online Learner Success certifications.

In Fall 2023, according to AACN data, Chamberlain had the largest DNP, MSN, and FNP programs in the U.S based on total enrollments.

Walden

The market for fully online higher education, in which Walden competes, remains a competitive and growing space. As a comprehensive university offering degrees at the bachelor’s, master’s and doctoral level, in addition to certificates and a school of lifelong learning, the competition varies depending on the degree level and the discipline. While Walden’s target market of working professionals 25 years and older was once underserved, it now has a variety of options to meet the growing need for higher education.

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

Walden has over 50 years of experience offering high quality distance education. Walden remains a leader in many areas and is one of the leading doctoral degree conferrers in nursing, public health, public policy, business/management, education, and psychology and one of the leading conferrers of master’s degrees in nursing, psychology, social work, human services, education, and counseling.

Medical and Veterinary

AUC and RUSM compete with U.S. schools of medicine, U.S. colleges of osteopathic medicine, and Caribbean medical schools as well as with international medical schools recruiting U.S. students who may be eligible to receive funding from ED Title IV programs. RUSVM competes with U.S.-based and international AVMA accredited schools.

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

Chamberlain

Chamberlain is institutionally accredited by the HLC, an institutional accreditation agency recognized by ED. In addition to institutional accreditation, Chamberlain has also obtained programmatic accreditation for specific programs. BSN, MSN, DNP, and post-graduate Advanced Practice Registered Nurses (“APRN”) certificate programs are accredited by the Commission on Collegiate Nursing Education (“CCNE”). Chamberlain’s MPH program is accredited by the Council on Education for Public Health. Chamberlain’s MSW program is accredited by the CSWE’s Commission on Accreditation. The Accreditation Review Commission on Education for the Physician Assistant (“ARC-PA”) has granted Accreditation-Provisional status to the Master of Physician Assistant Studies program. Accreditation-Provisional is an accreditation status granted when the plans and resource allocation, if fully implemented as planned, of a proposed program that has not yet enrolled students appear to demonstrate the program’s ability to meet the ARC-PA Standards or when a program holding Accreditation-Provisional status appears to demonstrate continued progress in complying with the Standards as it prepares for the graduation of the first class (cohort) of students. Accreditation-Provisional does not ensure any subsequent accreditation status. It is limited to no more than five years from matriculation of the first class. Additionally, Chamberlain is an accredited provider of nursing continuing professional development credits by the American Nursing Credentialing Center.

Walden

Walden is also institutionally accredited by the HLC. In addition to its institutional accreditation, a number of Walden’s programs have obtained programmatic accreditation. The BS in Information Technology program is accredited by the Accreditation Board for Engineering and Technology. A number of business programs (BS in Business Administration, Master of Business Administration, MS in Finance, Doctor of Business Administration, and Ph.D. in Management) are accredited by the Accreditation Council for Business Schools and Programs (“ACBSP”). The BS and MS in Accounting programs are accredited by ACBSP’s Separate Accounting Accreditation. The BSN, MSN, Post-Master’s APRN certificates, and DNP programs are accredited by CCNE. The MS in Addiction Counseling, MS in School Counseling, MS in Clinical Mental Health Counseling, MS in Marriage, Couple, and Family Counseling, and Ph.D. in Counselor Education and Supervision programs are accredited by the Council for Accreditation of Counseling and Related Education Programs. Walden’s initial teacher preparation programs, BS in Elementary Education and Master of Arts in Teaching with a specialization in Special Education, and advanced educator preparation programs, education specialist in Educational Leadership and Administration and MS in Education with a specialization in Educational Leadership and Administration, in the Richard W. Riley College of Education and Human Sciences are accredited by the Council for the Accreditation of Educator Preparation. The MPH and Doctor of Public Health programs are accredited by the Council on Education for Public Health. The Bachelor of Social Work and MSW programs are accredited by the CSWE. Additionally, Walden is an accredited provider of continuing education credits by the American Nursing Credentialling Center.

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

RUSVM has been recognized by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. The Doctor of Veterinary Medicine degree is accredited by the American Veterinary Medical Association Council on Education (“AVMA COE”). RUSVM has affiliations with many AVMA-accredited U.S. and international colleges of veterinary medicine so that RUSVM students can complete their final three clinical semesters of study in the U.S. or abroad. RUSVM has received accreditation for its Postgraduate Studies program from the St. Christopher & Nevis Accreditation Board. The Postgraduate Studies program offers Master of Science and Ph.D. degrees in all research areas supported by RUSVM. Areas of emphasis are guided by RUSVM's themed research centers.

Financial Aid

Like other higher education companies, Adtalem is dependent upon the timely receipt of federal financial aid funds. All public financial aid programs are subject to political and governmental budgetary considerations. Adtalem’s institutions and their students participate in a wide range of financial aid programs, including U.S. federal financial aid, state financial aid, Canadian financial aid, private loan programs, tax-favored programs, Adtalem-provided financial assistance, and employer-provided financial assistance. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A. “Risk Factors” for a discussion of student financial aid related risks.

Legislative and Regulatory Requirements

Government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. Like any other educational institution, Adtalem’s institutions’ administration of these programs is periodically reviewed by regulatory agencies and is subject to audit or investigation by other authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation, or termination proceeding.

Our domestic postsecondary institutions are subject to extensive federal and state regulations. The HEA and the related ED regulations govern all higher education institutions participating in Title IV programs and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following: (1) the federal government through ED, (2) the accrediting agencies recognized by ED, and (3) state higher education regulatory bodies. Therefore, to be eligible to participate in Title IV programs, a postsecondary institution must be accredited by an agency recognized by ED, must comply with the HEA and all applicable regulations thereunder, and must be authorized to operate by the appropriate higher education authority in each state in which the institution operates, as applicable.

In addition to governance by the regulatory triad, there has been increased focus by members of the U.S. Congress and federal agencies, including ED, the Consumer Financial Protection Bureau (“CFPB”), and the Federal Trade Commission (“FTC”), on the role that proprietary educational institutions play in higher education. We expect that this regulatory environment will continue for the foreseeable future.

Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility or cost to participate in Title IV programs, to meet accreditation standards or comply with state authorization requirements. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. ED regulations regarding financial responsibility provide that, if any one of our Title IV participating institutions (“Title IV institutions”) is unable to pay its obligations under its program participation agreement (“PPA”) as a result of operational issues and/or an enforcement action, our other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the non-compliant institution’s Title IV obligations. As a result, even though Adtalem’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations, and cash flows of Adtalem’s other Title IV institutions and Adtalem as a whole and could result in the imposition of significant restrictions on the ability of Adtalem’s other Title IV institutions and Adtalem as a whole to operate. For further information, see “A bankruptcy filing by us or by any of our Title IV institutions, or a closure of one of our Title IV institutions, would lead to an immediate loss of eligibility to participate in Title IV programs” under subsection “Risks Related to Adtalem’s Regulated Industry” in Item 1A. “Risk Factors.”

Financial Responsibility

Institutions must pass a financial responsibility test defined by the U.S. Department of Education (“ED”), also known as a “composite score,” to maintain eligibility to participate in Title IV aid programs. For Adtalem’s institutions, this test is calculated at the consolidated Adtalem level. Applying various financial elements from the fiscal year audited financial statements, the score is a composite of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A score greater than or equal to 1.5 indicates the institution is considered financially responsible. Scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible but require additional oversight. For example, institutions with scores in this range are subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is not considered financially responsible but may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, Adtalem’s composite score was greater than 1.5. However, on September 25, 2023, ED notified Adtalem that its fiscal year 2022 composite score had declined to 0.2. As previously disclosed, this was expected due to the acquisition of Walden and other transactions. ED advised that Adtalem’s five institutions will be permitted to continue to participate in Title IV under provisional certifications with heightened cash monitoring and continued reporting. A letter of credit in the amount of $157.9 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2022, was delivered to ED on November 1, 2023. Management does not believe these conditions will have a material adverse effect on Adtalem’s operations.

The financial responsibility rules include other mandatory or discretionary triggers that could require an institution to post a letter of credit. ED recently amended the financial responsibility regulation and the changes took effect July 1, 2024. The changes include additional triggers which could require additional letters of credit.

Program Participation Agreement (“PPA”)

All institutions must apply periodically for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution, or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action.

Chamberlain was most recently recertified and issued an unrestricted PPA in September 2020, with a reapplication date of June 30, 2024. The lengthy PPA recertification process is such that ED allows unhampered continued access to Title IV funding after PPA expiration, so long as materially complete applications are submitted at least 90 days in advance of expiration. A complete application for Chamberlain’s PPA recertification has been timely submitted to ED.

During the fourth quarter of fiscal year 2024, ED provisionally recertified AUC and RUSM’s Title IV PPAs through March 31, 2025. RUSVM has been notified that its application to renew its participation in Title IV programs has been completed and approved by ED.

During the first quarter of fiscal year 2025, ED approved Walden’s change in ownership application and issued Walden a provisional PPA through June 30, 2025.

The provisional nature of the PPAs stemmed from Adtalem’s composite score declining and failing to meet ED’s standards of financial responsibility as defined above. See “Financial Responsibility” in Item 1. “Business” for additional information.

Walden, AUC, and RUSM’s provisional PPAs included financial requirements, such as letter of credit, heightened cash monitoring, and additional reporting. We do not believe these requirements will have a material effect on Adtalem’s financial position or results of operations. Walden also is subject to common restrictions following an acquisition limiting changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership for a period established by ED. With the approval of its change in ownership, Walden has the ability to request ED approval for new programs.

ED has recently allowed reductions in our letters of credit totaling $90.8 million. On January 31, 2024, ED allowed a $76.2 million letter of credit in favor of ED to expire without any requirement for Adtalem to renew it. On April 26, 2024, ED indicated that it would permit Adtalem to reduce its $84.0 million surety-backed letter of credit in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs, to $69.4 million, which took effect on June 24, 2024, and was extended through December 31, 2024. In addition, Adtalem had a letter of credit outstanding under its Revolver in the amount of $157.9 million as of June 30, 2024, in favor of ED, which allows Adtalem institutions to participate in Title IV programs. As of June 30, 2024, Adtalem had $227.3 million of letters of credit outstanding in favor of ED. See Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the Notes and our Credit Agreement.

Gainful Employment

The HEA requires certificate programs at all Title IV institutions and degree programs at proprietary Title IV institutions to prepare students for gainful employment in a recognized occupation. In October 2023, ED released new Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) rules effective July 1, 2024. GE programs must meet a debt-to-earnings test in which graduates’ annual debt payments must not exceed 8% of their annual earnings or 20% of their discretionary earnings. GE programs must also meet an earnings premium test in which graduates’ earnings must exceed those of a typical high school graduate. Under the regulation, programs that fail either metric must provide warnings to students and prospective students that the program is at risk of losing Title IV eligibility, and programs that fail the same measure in two out of three consecutive years lose Title IV eligibility. The GE regulation also includes a transparency framework in which debt-to-earnings, earnings premium, and a wide range of other program outcomes for all Title IV programs are disclosed on a website hosted by ED. Because there are many factors and unknowns, including the future earnings of program graduates, Adtalem is reviewing the regulation to determine what impact, if any, the regulation will have on its programs. In addition, multiple parties are seeking to block enforcement of the FVT/GE rule under the Administrative Procedure Act and other legal theories.

The “90/10 Rule”

An ED regulation known as the “90/10 Rule” affects only proprietary institutions participating in Title IV programs, including each of Adtalem’s institutions. An institution that does not meet the 90% threshold for two consecutive fiscal years loses its eligibility to participate in Title IV programs. Previously, an institution could not derive more than 90% of its revenue on a cash basis from Title IV financial aid funds. In March 2021, the American Rescue Plan Act amended the 90/10 calculation to require no more than 90% of revenue at proprietary institutions be derived from any federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs benefits and Department of Defense tuition assistance funds. This change was subject to negotiated rulemaking with the final rule published by ED in October 2022. The amended rule applies to an institution’s fiscal years beginning on or after January 1, 2023. For Adtalem’s institutions, the updated 90/10 rule is therefore effective with the calculation for fiscal year 2024.

The following table shows the 90/10 rates for each Adtalem institution for fiscal years 2023 and 2022 based on the old 90/10 rules still in effect for those periods. Final rates for fiscal year 2024 are not yet available. We are including Walden’s amounts for the full fiscal year 2022 even though Walden was under Adtalem’s ownership for only a portion of that fiscal year. We are also providing a consolidated rate for Adtalem even though it is not subject to 90/10 requirements.

	Fiscal Year
	2023	2022
Chamberlain University	65%	65%
Walden University	78%	73%
American University of the Caribbean School of Medicine	81%	81%
Ross University School of Medicine	87%	85%
Ross University School of Veterinary Medicine	79%	81%
Consolidated	75%	72%

Certification Procedures

The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution participating in the Title IV programs must be certified to participate through a PPA and certification must be periodically renewed. Institutions that violate certain ED Title IV regulations or the terms of the PPA may lose eligibility to participate in Title IV programs or may only continue participation under provisional certification. Provisional certification status also carries fewer due process protections than full certification. As a result, ED may revoke an institution’s certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution, but ED has discretion to limit institutional growth.

Borrower Defense to Repayment

Under the HEA, ED is authorized to specify acts or omissions of an institution that a borrower may assert as a Defense to Repayment of their Title IV loans made under the Federal Direct Loan Program. New Borrower Defense to Repayment regulations were scheduled to go into effect on July 1, 2023 that include a lower threshold for establishing misrepresentation, no statute of limitation for claims submission, expanded reasons to file a claim including aggressive or deceptive recruitment tactics and omission of fact, weakened due processes afforded to institutions, and reinstated provisions for group discharges. ED also included a six-year statute of limitations for recovery of funds from institutions. These changes would increase financial liability and reputational risk for Adtalem. However, the updated rules have not yet been implemented due to pending litigation from another party based on the Administrative Procedure Act and other legal theories.

Incentive Compensation

An educational institution participating in Title IV programs may not pay any commission, bonus, or other incentive payments to any person involved in student recruitment or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement have not established clear criteria for compliance in all circumstances, which increased the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation.

Administrative Capability

The HEA directs ED to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria may cause ED to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny, provisional certification, or revocation of eligibility for Title IV programs. ED recently amended the administrative capability regulations and the changes took effect July 1, 2024. The changes include additional tests of administrative capability that Adtalem’s institutions must meet. Management does not expect that Adtalem’s institutions will fail to meet these requirements.

State Authorization

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence.

In the U.S., each Chamberlain location is approved to grant degrees by the respective state in which it is located. Chamberlain has obtained licensure in each state which requires such licensure and where students are enrolled. Chamberlain also meets state licensure requirements as a participant in the National Council for State Authorization Reciprocity Agreements (“NC-SARA”). Walden is registered in its home state of Minnesota with the Minnesota Office of Higher Education. Walden does not participate in NC-SARA but maintains licenses or exemptions in each state which requires such licensure and where students are enrolled. AUC, RUSM, and RUSVM clinical programs are accredited as part of their programs of education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are reported to ED as required.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $44.3 million of surety bonds as of June 30, 2024 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Certain states have standards of financial responsibility that differ from those prescribed by federal regulation. When an Adtalem institution is unable to meet those state’s requirements, it may be required to cease operations in that state.

Cohort Default Rate (“CDR”)

All institutions that participate in Title IV programs must meet a CDR test for former students who entered repayment on Title IV loans received while enrolled at the institution. The rate represents the percent of students defaulting on one or more Title IV loans within three years of entering repayment during a federal fiscal year. Institutions may lose Title IV eligibility if the most recent CDR exceeds 40% or if each of the three most recent CDRs exceed 30%.

The three-year CDRs for Adtalem’s institutions are shown below for the three most recent cohort years. According to ED, the default rate for all Title IV institutions nationally was 0.0% for the fiscal year 2020 cohort, 2.3% for the fiscal year 2019 cohort, and 7.3% for the fiscal year 2018 cohort. The default rate has been declining over the past few years due to COVID relief measures which included a freeze on loan payments and suspension of default statuses.

	Cohort Default Rate
	2020	2019	2018
Chamberlain University	0.0%	0.5%	2.6%
Walden University	0.0%	1.1%	4.7%
American University of the Caribbean School of Medicine	0.0%	0.2%	0.7%
Ross University School of Medicine	0.0%	0.2%	0.9%
Ross University School of Veterinary Medicine	0.0%	0.2%	0.4%

Satisfactory Academic Progress

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Change of Ownership or Control

Any material change of ownership or change of control of Adtalem, depending on the type of change, may have significant regulatory consequences for each of our Title IV institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors, reauthorization by each institution’s state licensing agencies, and/or providing financial protections. If Adtalem experiences a material change of ownership or change of control, then our Title IV institutions may cease to be eligible to participate in Title IV programs until recertified by ED. There is no assurance that such recertification would be obtained. After a material change in ownership or change of control, most institutions will participate in Title IV programs on a provisional basis for a period of one to three years.

In addition, each Title IV institution is required to report any material change in stock ownership to its principal institutional accrediting body and would generally be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, each of our institution’s accreditors may undertake an evaluation of the effect of the change on the continuing operations of our institution for purposes of determining if continued accreditation is appropriate, and that evaluation may include a comprehensive review.

In addition, some states in which our Title IV institutions are licensed require approval (in some cases, prior approval) of changes of ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change of ownership or control.

Refer to the risk factor titled “If regulators do not approve, or delay their approval, of transactions involving a material change of ownership or change of control of Adtalem, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditation and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business” under subsection “Risks Related to Adtalem’s Regulated Industry” in Item 1A. “Risk Factors.”

Seasonality

The seasonal pattern of Adtalem’s enrollments and its educational programs’ starting dates affect the timing of cash flows with higher cash inflows at the beginning of academic sessions.

Human Capital

As of June 30, 2024, Adtalem had the following number of employees:

	Full-Time	Part-Time	Temporary	Visiting
	Staff	Staff	Staff	Professors	Total
Chamberlain	1,426	14	163	2,680	4,283
Walden	1,174	14	1	2,269	3,458
Medical and Veterinary	747	17	58	86	908
Home Office	1,277	7	5	—	1,289
Total	4,624	52	227	5,035	9,938

Our management believes that Adtalem has good relations with its employees.

We continue to regularly gather feedback from our employees. During fiscal year 2024, we conducted an engagement survey to gain insight into how our employees perceive their work environment. The engagement survey includes 18 dimensions comprised of 55 questions. Two of the key dimensions are engagement and enablement. Engagement is the “want to” of work, or more specifically, whether employees are committed to the organization and if they are willing to put in extra effort for the good of the organization. Enablement is the “can do” of work, meaning employee skills and abilities are fully utilized in their roles and whether the organization environment supports them in getting their work done. Regarding key dimensions in the survey (engagement, enablement, collaboration, and diversity, equity, and inclusion) Adtalem consistently aligns with or outpaces similar organizations in ratings. We partner with Korn Ferry for high performing organization and global industry norm benchmark data. Selected results from our 2024 engagement survey as compared to global industry norm benchmark data were as follows:

	Favorability	Global
Topic	(top 2 ratings)	Industry
Engagement Fall 2023 engagement survey favorability in the dimension of engagement	66%	71%
Enablement Fall 2023 engagement survey favorability in the dimension of enablement	70%	72%
Collaboration Fall 2023 engagement survey favorability in the dimension of collaboration	73%	67%
Diversity, Equity, and Inclusion Fall 2023 engagement survey favorability in the dimension of diversity, equity, and inclusion	82%	79%

In January 2024, we moved to a new vendor for lifecycle surveys. This vendor is our current payroll and HRIS vendor UKG. UKG partners with Mercer for survey questions and benchmark data. The lifecycle survey gathers feedback at 30 days and at six months for regular new hires. We also send out an exit survey to regular colleagues that voluntarily resign. Mercer does not have specific exit benchmark data for comparison. The overall experience results of these surveys were as follows:

	Fiscal Year 2024		Fiscal Year 2023
	Favorability	Mercer Benchmark	Favorability
Survey	(top 2 ratings)	(top 2 ratings)	(top 2 ratings)
30-Day check-in	93%	73%	92%
6-Month check-in	85%	75%	86%
Exit survey	68%	n/a	56%

Diversity, Equity, and Inclusion (“DEI”) continue to be core tenets of our culture at Adtalem. We continuously measure representation amongst our employee population. As shown in the table below, our total female representation and people of color representation stayed relatively the same from the prior year.

As of June 30, 2024 and 2023, our employee diversity was as follows:

	Female		People of Color (U.S. Only)
Level	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
All Levels	72%	71%	37%	37%
Management	70%	70%	34%	34%
Director	66%	67%	23%	24%
Executive	50%	47%	21%	23%
Segment
Chamberlain	87%	80%	36%	38%
Walden	74%	72%	32%	34%
Medical and Veterinary	60%	60%	59%	57%
Home Office	60%	61%	40%	39%

Adtalem offers a comprehensive benefits package including wellness programs for eligible employees. The wellness strategy entitled Live Well takes a holistic approach to wellbeing through four pillars: physical, social, financial, and emotional. Our health benefits remain competitive with generous paid time off, retirement plan, domestic partner benefits, adoption assistance, paid parent leave for both mothers and fathers, among others. We recently launched enhancements to our Employee Assistance Program and our mental health and well-being application, entitled Headspace Care. Employee participation for certain programs is listed below:

Wellness Pillar	Segment: U.S. Regular Employees	Participation
Financial	Retirement planning (auto enrollment feature for new hires)	98%
Emotional*	Mental health wellbeing - Headspace Care utilization	20%
Physical	Employees completing annual physicals	84%

*EAP standard utilization is 3-5%

Finally, Adtalem provides additional opportunities for employees to pursue their educational goals through our Education Assistance program. This program offers both tuition discounts and tuition reimbursement at multiple nationally and regionally accredited higher education institutions. We will continue to offer resources to maintain an engaged, healthy, and motivated workforce focused on meeting business goals.

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

Available Information

We use our website (www.adtalem.com) as a routine channel of distribution of company information, including press releases, presentations, and supplemental information, as one means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings, and public conference calls, and webcasts. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. You may also access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (“SEC”), free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The content of the websites mentioned above is not incorporated into and should not be considered a part of this report.

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

Risks Related to Adtalem’s Regulated Industry

We are subject to regulatory audits, investigations, lawsuits, or other proceedings relating to compliance by the institutions in the Adtalem portfolio with numerous laws and regulations in the U.S. and foreign jurisdictions applicable to the postsecondary education industry.

Due to the regulated nature of proprietary postsecondary institutions, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance, and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders, and other third parties, any of whom may allege violations of any of the legal and regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us or one or more of our institutions, we may be required to pay monetary judgments, fines, or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. ED regulations regarding financial responsibility provide that, if any one of our Title IV institutions is unable to pay its obligations under its Program Participation Agreement (“PPA”) as a result of operational issues and/or an enforcement action, our other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the non-compliant institution’s Title IV obligations. As a result, even though Adtalem’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations, and cash flows of Adtalem’s other Title IV institutions.

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

Under the Higher Education Act (“HEA”), ED is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a Defense to Repayment of a Direct Loan made under the Federal Direct Loan Program. See “Borrower Defense to Repayment” in Item 1. “Business” for additional information.

Although legal action has for the time being blocked implementation of new Defense to Repayment regulations, the outcome of any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits, and/or the outcome of any future governmental inquiry, lawsuit, or enforcement action (including matters described in Note 21 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) could serve as the basis for claims by students or ED under the Defense to Repayment regulations, the posting of substantial letters of credit, or the termination of eligibility of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

ED has recently allowed Adtalem to reduce its outstanding letters of credit by $90.8 million. Nevertheless, ED regulations could require Adtalem to post multiple and substantial letters of credit or other securities in connection with, among other things, certain pending and future claims, investigations, and program reviews, regardless of the merits of our actions or available defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures and other investments aimed at growing and diversifying our operations, sustain and fund our operations, and make dividend payments to shareholders. Adtalem’s credit agreement allows Adtalem to post up to $400.0 million in letters of credit. In the event Adtalem is required to post letters of credit in excess of the $400.0 million limit, Adtalem would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required by ED. Adtalem may not be able to obtain the excess letters of credit or security or may only be able to obtain such excess letters of credit or security at significant cost.

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

In particular, the HEA subjects schools that participate in the various federal student financial aid programs under Title IV, which includes all Adtalem Title IV institutions, to significant regulatory scrutiny. Adtalem’s Title IV institutions collectively receive 75% of their revenue from Title IV programs. As a result, the suspension, limitation, or termination of the eligibility of any of our institutions to participate in Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

To participate in Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by ED, and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a PPA.

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

Our Title IV institutions collectively receive 75% of their revenue from Title IV programs. As a result, any reductions in funds available to our students or any delays in payments to us under Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

A comprehensive HEA reauthorization bill has not yet been introduced. However, standalone bills impacting Title IV federal financial aid programs have been introduced in both chambers of Congress. Some of these bills could be included in a larger legislative package, which could include the HEA. When the HEA is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions.

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

Our ability to comply with several ED regulations is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain employment, and pay for a portion of their education with private funds. These factors are influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study, and the availability of private financing sources. An economic downturn could impact these factors, which could have a material adverse effect on our business, financial condition, results of operation, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Institutions may lose Title IV eligibility if the most recent cohort default rate on student loans exceeds 40% or if each of the three most recent cohort default rates exceed 30%. According to ED, the default rate for all Title IV institutions nationally was 0.0% for the fiscal year 2020 cohort and 2.3% for the fiscal year 2019 cohort. The cohort default rates for Adtalem’s institutions were 0.0% for 2020 and none were greater than 1.1% for the fiscal year 2019 cohort.

ED rules prohibiting “substantial misrepresentation” create exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.

ED regulations in effect for federal Stafford loans prohibit any “substantial misrepresentation” by our Title IV institutions, employees, and agents regarding the nature of the institution’s educational programs, its financial charges, or the employability of its graduates. These regulations may, among other things, subject us to claims of sanctions for statements containing errors made to non-students, including any member of the public, impose liability on us for the conduct of others and expose us to liability even when no actual harm occurs. A “substantial misrepresentation” is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. It is possible that despite our efforts to prevent misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents in advertising and marketing, during the enrollment, admissions and financial aid process, and throughout attendance at any of our Title IV institutions, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties, including potential Defense to Repayment liabilities, and increased risk of private qui tam actions under the Federal False Claims

Act. If ED determines that an institution has engaged in substantial misrepresentation, ED may (1) fine the institution; (2) discharge students’ debt and hold the institution liable for the discharged debt under the HEA and the Defense to Repayment regulations; and/or (3) suspend or terminate an institution’s participation in Title IV programs. Alternatively, ED may impose certain other limitations on the institution’s participation in Title IV programs, which could include the denial of applications for approval of new programs or locations, a requirement to post a substantial letter of credit, or the imposition of one of ED’s heightened cash monitoring processes. Any of the foregoing actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All of our Title IV institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, periodic renewal of institutional PPAs, periodic program reviews, and ad hoc events which may lead ED to evaluate an institution’s financial responsibility or administrative capability. See “Financial Responsibility” and “Administrative Capability” in Item 1. “Business” for additional information.

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

Each of our Title IV institutions operates under a PPA. There can be no assurance that ED will recertify an institution after its PPA expires or that ED will not limit the period of recertification to participate in Title IV programs to less than six years, place the institution on provisional certification, or impose conditions or other restrictions on the institution as a condition of granting our application for recertification. If ED does not renew or withdraws the certification to participate in Title IV programs for one or more of our institutions at any time, students at such institution would no longer be able to receive Title IV program funds. Alternatively, ED could (1) renew the certifications for an institution, but restrict or delay receipt of Title IV funds, limit the number of students to whom an institution could disburse such funds, or place other restrictions on that institution, or (2) delay recertification after an institution’s PPA expires, in which case the institution’s certification would continue on a month-to-month basis, any of which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows of the institution or Adtalem as a whole and could result in the imposition of significant restrictions on the ability of the institution or Adtalem as a whole to operate. See “Program Participation Agreement” in Item 1. “Business” for additional information.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by ED, we would lose our ability to participate in Title IV programs.

The loss of institutional accreditation by any of our Title IV institutions would leave the affected institution ineligible to participate in Title IV programs and would have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. In addition, an adverse action by any of our institutional accreditors other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by ED in connection with ED’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

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

Our Title IV institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If any of our Title IV institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. See “Cohort Default Rate” in Item 1. “Business” for additional information. Nevertheless, Adtalem’s cohort default rates are far below such thresholds as discussed in “Cohort Default Rate” in Item 1. “Business.”

Our Title IV institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenue derived from those programs were too high.

Our Title IV institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90% (the “90/10 Rule”). Further, if an institution exceeds the 90% threshold for any single fiscal year, ED could place that institution on provisional certification status for the institution’s following two fiscal years. See “The 90/10 Rule” in Item 1. “Business” for additional information.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs in that state.

Our Title IV institutions must be authorized to operate by the appropriate postsecondary regulatory authority in each state in which the institution is located. See “State Authorization” in Item 1. “Business” for a description of Adtalem’s current U.S. approvals.

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

AUC and RUSM enter into affiliation agreements with hospitals across the U.S. to place their third and fourth year students in clinical programs at such hospitals. Certain states with regulatory programs that require state approval of clinical education programs may preclude, limit, or impose onerous requirements on Adtalem’s entry into affiliation agreements with hospitals in their states. If states limit access to affiliation arrangements, our medical schools may be at a competitive disadvantage to other medical schools, and our medical schools may be required to substantially restrict their enrollment due to limited clinical opportunities for enrolled students. The impact on enrollment, and the potential for enrollment growth, of such restrictions on our medical schools’ clinical placements could have a material adverse effect on our business, financial conditions, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.

Some states may reduce or eliminate various student financial assistance programs or establish minimum performance measures as a condition of participation. If our students who receive this type of assistance cannot secure alternate sources of funding, they may be forced to withdraw, reduce the rate at which they seek to complete their education, or replace the source with more expensive forms of funding, such as private loans. Other students who would otherwise have been eligible for state financial assistance may not be able to enroll without such aid. This reduced funding could decrease our enrollment and adversely affect our business, financial condition, results of operations, and cash flows.

In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 rate.

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

A significant portion of our enrollment is sponsored through various federal and state supported agencies and programs, including the U.S. Department of Defense, the U.S. Department of Labor, and the U.S. Department of Veterans Affairs. As a recipient of funds, we are subject to periodic reviews and audits. Inaccurate or untimely reporting or administration of funds to students could result in suspension or termination of our eligibility to participate in these federal and state programs and have a material adverse impact on enrollment and revenue, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Postsecondary education in our existing and new market areas is competitive. We compete with traditional public and private two-year and four-year colleges, other proprietary schools, and alternatives to higher education. Some of our competitors, both public and private, have greater financial and nonfinancial resources than us. Some of our competitors, both public and private, are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions, and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adults. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase. This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our new student enrollment levels and student persistence and put downward pressure on our tuition rates, any of which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Natural disasters or other extraordinary events or political disruptions may cause us to close some of our schools or suffer casualty losses.

We may experience business interruptions or casualty losses resulting from natural disasters, inclement weather, transit disruptions, political disruptions, or other events in one or more of the geographic areas in which we operate, particularly in the West Coast and Gulf States of the U.S., and the Caribbean. These events could impair the value of our assets and/or cause us to close schools, temporarily or permanently, and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Due to the sensitive nature of the information contained on our networks, such as students’ financial information and grades, our networks may be targeted by hackers. Attacks could have a significant negative impact on our systems and operations. Anyone who circumvents security measures could misappropriate proprietary or confidential information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third-party may be able to circumvent those security and business controls, which could result in a breach of privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure that a breach, loss, or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our students and their families, employees, or contractors that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by federal or state authorities and private litigants, any of which could have a material adverse effect on our business and result in the imposition of significant restrictions on us and our ability to operate.

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

We rely upon our information technology systems and infrastructure for operating our business. We could experience theft of sensitive data or confidential information or reputational damage from malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our employees, students, or business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect and respond to. There can be no assurance that our mitigation efforts to protect our data and information technology systems will prevent breaches in our systems (or that of our third-party providers) that could adversely affect our operations and business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

Government regulations relating to the internet could increase our cost of doing business and affect our ability to grow.

The use of the internet and other online services has led to and may lead to the adoption of laws and regulations in the U.S. or foreign countries and to changing interpretations of existing laws and regulations. These laws, regulations, and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, value-added taxes, withholding taxes, cost of internet access, and services, allocation, and apportionment of income amongst various state, local, and foreign jurisdictions, fair business practices, and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations, or interpretations related to doing business over the internet could increase our costs and materially and adversely affect our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We may not be able to successfully integrate acquisitions.

As part of our strategy, we are actively exploring acquisition opportunities primarily in the U.S. We have acquired and may in the future acquire additional education institutions or education related businesses aligned to our strategy. Any acquisition involves significant risks and uncertainties, including, but not limited to:

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

Our effective tax rate could be subject to volatility or be adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. For example, recent changes to U.S. tax laws significantly impacted how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws, due in part to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. This project includes a two-pillar approach to global taxation focusing on global project allocation (Pillar One) and a global minimum tax rate of 15% (Pillar Two). Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules, which, in general, are expected to be applicable for our fiscal year 2025. We are continuing to evaluate emerging developments related to the Pillar Two model rules and related legislation in jurisdictions in which we operate. These changes increase tax uncertainty and may adversely impact our effective tax rate in future years. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our financial statements. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) is payable by us over a period of up to eight years. As a result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full. In addition, Adtalem has benefitted from the ability to enter into international intercompany arrangements without incurring

U.S. taxation due to a law, which expires in fiscal year 2026, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents, and royalties. If this law is not extended, or a similar law adopted, our consolidated tax provision would be impacted beginning in our fiscal year 2027, and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

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

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations, and changes in forecasts or market expectations related to future results. If our market capitalization were to remain below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of our reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. As of June 30, 2024, intangible assets from business combinations totaled $776.7 million and goodwill totaled $961.3 million. Together, these assets equaled 63% of total assets as of such date. If our business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring a possible write-off of up to $776.7 million of intangible assets and up to $961.3 million of goodwill.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.

Our Board authorized a share repurchase program pursuant to which we may repurchase up to $300.0 million of our common stock through January 16, 2027. As of June 30, 2024, $211.6 million of authorized share repurchases were remaining under this share repurchase program. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance. Our share repurchase program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management Strategy

Adtalem recognizes the importance of safeguarding sensitive information pertaining to our students, employees, institutions, and operations. Our Cyber Risk Management Framework is designed to fortify our defenses against potential cyber threats and to protect the integrity, confidentiality, and availability of critical data.

Program Highlights

Our program is anchored by our Enterprise Information Security Framework (“EISF”), which adheres to the guidelines set forth by the National Institute of Standards and Technology (“NIST”) 800-53 Framework. To enhance comprehensiveness, our policies also harmonize with other leading frameworks such as the ISO 27001 Standard, Family Educational Rights and Privacy Act of 1974 (“FERPA”), Payment Card Industry Data Security Standard (“PCI DSS”), Gramm-Leach-Bliley Act (“GLBA”), California Consumer Privacy Act (“CCPA”), General Data Protection Regulation (“GDPR”), and other pertinent local, state, national, and international regulations governing data privacy and information security.

Our Chief Information Security Officer (“CISO”) manages Adtalem’s enterprise-wide cybersecurity program and reports to Adtalem’s Chief Financial Officer. The CISO has been responsible for assessing and managing material risks from cybersecurity threats at Adtalem since 2018. The CISO has over twenty years of information technology and cybersecurity experience, including executive leadership roles at Fortune 500 organizations within regulated sectors including financial services and healthcare. The CISO leads a team of experienced subject matter experts with focus on strategy formulation, architecture design, incident response, colleague training, risk management, and governance functions. This team includes diverse industry backgrounds spanning Financial Services, Healthcare, and Government.

The CISO team is supported by a Security Operations team reporting into the Information Technology (“IT”) function. This IT team provides engineering and technical expertise. The team is further supported by a 24x7 Security Operations Center (“SOC”). Adtalem has a Cyber Incident Response Plan (“Response Plan”) that delineates the requirements of notification, classification, analysis, and communication of cybersecurity incidents based on the identified severity level. The Response Plan includes initial steps to convene a response team, contain the incident, consider insurance notification requirements, determine the type of incident and escalation, consider the communications protocol and possible disclosure requirements, and consider involving law enforcement. The Response Plan also provides for a lessons learned review to identify improvements that could be made. Adtalem’s Legal and Compliance teams also provide incident response support to the CISO and manage cybersecurity-related legal and compliance issues. Processes are in place to escalate cybersecurity incidents promptly so that decisions regarding public disclosure and regulatory reporting can be made by management in a timely manner.

An integral component of Adtalem’s Response Plan is our Privacy Incident Response Plan (the “Privacy Response Plan”) which addresses privacy of our students’ records, including under the Family Education Rights and Privacy Act of 1974. The Privacy Response Plan requires annual training for our employees on how to recognize and report potential privacy incidents.

We regularly conduct Cyber Incident Response Plan (the “Incident Response Plan”) tabletop exercises, including simulations of malware and ransomware attacks. Our IT environment and cybersecurity-related controls are reviewed by our internal audit function and external third parties. We sponsor third-party assessments, including cyber risk reviews and penetration testing, to evaluate our cybersecurity program independently.

Adtalem subjects its systems to penetration testing to identify potential exposures, ensuring that our infrastructure maintains an acceptable level of cyber risk. In addition, Adtalem leverages third-party experts to enhance its cybersecurity program and Incident Response Plan. Our organization has not identified or discovered any cybersecurity threats over the past three fiscal years that have materially impacted or are reasonably likely to materially impact our business strategy, operations, or financial condition. Expenses related to cybersecurity incidents have been immaterial.

Our year-round cybersecurity awareness program mandates training for all system users, covering essential topics such as safeguarding sensitive information, identifying phishing attempts, securing mobile devices, and understanding the risks associated with artificial intelligence (“AI”) platforms. Recognizing the importance of third-party risk, our strategic sourcing protocols mandate detailed cybersecurity assessments for potential third-party suppliers. New engagements with third parties are contingent upon affirmative evaluations or adherence to risk mitigation/acceptance protocols. Contracts with third parties include provisions for breach notification, investigation, root cause analysis, and remediation.

We maintain a cybersecurity insurance policy covering costs that we may incur in connection with incidents. Our policy limits are commensurate with the size and the nature of our operations. However, Adtalem may incur expenses and losses related to a cyber incident that are not covered by insurance or are in excess of our insurance coverage.

Governance

Cybersecurity is acknowledged as an important enterprise risk at Adtalem. Our Audit and Finance Committee (“AFC”), comprised entirely of independent directors, is responsible for oversight of risks from cybersecurity threats. The Chair of our AFC has received a CERT certificate in Cybersecurity Oversight from Carnegie Mellon University in partnership with the National Association of Corporate Directors. Our CISO briefs the AFC on cybersecurity matters, including the evolving threat landscape and Adtalem’s threat mitigation efforts, four times a year. At each quarterly meeting, the Chair of our AFC also briefs the full Board on cybersecurity matters discussed at AFC meetings. Cybersecurity risks are also reviewed and discussed with the AFC and the full Board as part of our annual enterprise risk management (“ERM”) assessment. In February 2024, our full Board reviewed and discussed best practices for cybersecurity and cybersecurity disclosures with an external third party. The subsequent Board discussion included a focus on the cyber threat landscape, responses to cyberattacks, risks posed by third-party vendors, and best practices to address cyber risks.

Item 2. Properties

Adtalem’s leased facilities are occupied under leases whose remaining terms range from 1 to 15 years. Some of our leases contain provisions giving Adtalem the right to terminate early or renew its lease for additional periods at various rental rates, although generally at rates higher than are currently being paid. Adtalem’s owned facilities total 883,000 square feet worldwide. No facility that is owned by Adtalem is subject to a mortgage or other indebtedness.

Adtalem is subleasing space, in full or in part, at four facilities. Three of these facilities are subleased to DeVry University and/or Carrington College (a business formerly owned by Adtalem), which Adtalem remains as the primary lessee. These sublease agreements were entered into at comparable market rates and all sublease terms expire by December 2025.

Chamberlain

Chamberlain currently operates 23 campuses in 15 states, of which 3 are in Adtalem owned locations and 20 in leased facilities. Chamberlain’s total portfolio of academic and administrative operations comprise approximately 1.0 million square feet.

Walden

Walden operates online and does not have any campus space. Walden leases office space in Minneapolis, Minnesota with 10,000 square feet.

Medical and Veterinary

AUC

AUC’s nine-acre campus is located in St. Maarten. The campus is owned and includes 240,000 square feet of academic, student-life, and student residence facilities. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, and recreational space facilities. The AUC campus is also supported by administrative staff located in office space in Miramar, Florida.

RUSM

RUSM’s campus is located in Barbados and is comprised of 494,000 square feet of leased facilities. Educational facilities include 120,000 square feet of classrooms, labs for anatomy and radiology imaging, simulation, physiology and pathology, exam rooms, private and group study, and faculty and administrative space. A residential village includes 7,000 square feet of administrative student services space surrounded by shopping and recreational facilities and over 400 multi-bedroom student units totaling 367,000 square feet. The RUSM campus is also supported by administrative staff located in office space in Miramar, Florida.

RUSVM

RUSVM’s 50-acre campus is located in St. Kitts. The campus is owned and includes 253,000 square feet. Educational facilities include an anatomy/clinical building, pathology building, research building with state-of-the-art necropsy lab, classroom buildings, administration building, bookstore, cafeteria, and a library/learning resource center. Animal care facilities include kennels, an aviary, and livestock barns. Student-life and student residence facilities are also located on the campus. The RUSVM campus is also supported by administrative staff located in office space in North Brunswick, New Jersey.

Home Office

Adtalem’s headquarters leased facility in Chicago, Illinois has 57,000 square feet. Adtalem also leases office space in Columbia, Maryland with 53,000 square feet and Washington, D.C. with 9,000 square feet.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 21 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows, along with each executive officer’s position, age, and business experience as of the date of this filing:

Name and Current Position	Age	Business Experience
Stephen W. Beard President and Chief Executive Officer	53

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

Douglas G. Beck Senior Vice President, General Counsel, Corporate Secretary and Institutional Support Services	57

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

Michael Betz President, Walden University	51

Mr. Betz joined Adtalem in May 2022 as President of Walden University. Prior to joining Adtalem, Mr. Betz served in a variety of leadership roles at McKinsey & Co. from 2017 through 2022 where he most recently served as partner and was a leader in McKinsey’s higher education and growth transformation practices.

Dr. Karen Cox President, Chamberlain University	64

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

Name and Current Position	Age	Business Experience
Manjunath Gangadharan Vice President, Chief Accounting Officer	42

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

Maurice Herrera Senior Vice President, Chief Marketing Officer	54

Mr. Herrera joined Adtalem in October 2021 as Senior Vice President, Chief Marketing Officer. Prior to joining Adtalem, Mr. Herrera served as Senior Vice President, Americas Chief Marketing Officer at Avis Budget from 2018 through 2021. Previously, Mr. Herrera served as Senior Vice President, Head of Marketing at Weight Watchers from 2014 through 2018.

Scott Liles President, Medical and Veterinary	58

Mr. Liles joined Adtalem in April 2024 as President, Medical and Veterinary. Prior to joining Adtalem, Mr. Liles served as Chief Executive Officer of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”) since March 2022 and President and Managing Director of ACAMS from November 2020 through February 2022. Previously, Mr. Liles served as President, Spire Insurance at Nationwide Insurance from November 2018 through November 2020 and President for Nationwide Pet from 2012 through 2018.

Robert J. Phelan Senior Vice President, Chief Financial Officer	59

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

Blake Simpson Senior Vice President, Chief Communications Officer and Corporate Affairs Officer	49

Ms. Simpson joined Adtalem in December 2022 as Senior Vice President, Chief Communications Officer and Corporate Affairs Officer. Prior to joining Adtalem, Ms. Simpson served as Senior Vice President, Global Communications, Impact, Events, Access, Creative at Under Armour, Inc. from 2020 through 2022. Previously, Ms. Simpson served as Vice President of Public Affairs and Communications at CKE Restaurants, Inc. from 2018 through 2020.

Name and Current Position	Age	Business Experience
Steven Tom Senior Vice President, Chief Customer Officer	43

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

Evan Trent Senior Vice President, Chief Strategy and Transformation Officer	45

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

Holders

There were 194 current holders of record of Adtalem’s common stock as of July 31, 2024. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, Adtalem’s 401(k) Retirement Plan, and its Colleague Stock Purchase Plan.

Dividends

Adtalem did not pay any dividends in fiscal year 2022, 2023, or 2024. Adtalem does not expect to pay any cash dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Adtalem Board of Directors (the “Board”) and will be dependent on projections of future earnings, cash flow, financial requirements of Adtalem, and other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal year 2024.

Issuer Purchases of Equity Securities

The following information describes Adtalem’s stock repurchases during the fourth quarter of the fiscal year ended June 30, 2024, which includes the market price of the shares, commissions, and excise tax.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 30, 2024	165,377	$51.94	165,377	$211,563,176
May 1, 2024 - May 31, 2024	—	$—	—	$211,563,176
June 1, 2024 - June 30, 2024	—	$—	—	$211,563,176
Total	165,377	$51.94	165,377
(1)	See Note 16 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	NA	NA
May 1, 2024 - May 31, 2024	5,268	$65.04	NA	NA
June 1, 2024 - June 30, 2024	12,137	$66.72	NA	NA
Total	17,405	66.21	NA	NA
(1)	Represents shares delivered back to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem's stock incentive plans.

Performance Graph

The following graph compares the cumulative total returns of Adtalem’s common stock, the NYSE Composite Index (U.S. Companies), and a Peer Group (as defined below) for the period from June 30, 2019 through June 30, 2024, assuming an investment of $100 in each on June 30, 2019 and also assumes the reinvestment of dividends. Additionally, the Peer Group is weighted by the market capitalization of each component company. The stock price performance on the following graph is not necessarily indicative of future stock performance.

Comparison of Five-Year Cumulative Total Return

Among Adtalem Global Education Inc., NYSE Composite Index, and a Peer Group

	June 30,
	2019	2020	2021	2022	2023	2024
Adtalem Global Education Inc.	100	69	79	80	76	151
NYSE Composite Index (U.S. Companies)	100	94	133	119	134	156
Peer Group (1)	100	73	75	79	83	118

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read with and is qualified in its entirety by the Consolidated Financial Statements and the notes thereto. It should also be read in conjunction with the Cautionary Disclosure Regarding Forward-Looking Statements (see the Introduction section preceding Part I), the Risk Factors (see Item 1A. “Risk Factors”), and the Financial Aid and Legislative and Regulatory Requirements (see Item 1. “Business”) disclosures set forth in this report.

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

The following discussion is on the comparison between fiscal year 2024 and fiscal year 2023 results. For a discussion on the comparison between fiscal year 2023 and fiscal year 2022 results, see the MD&A included in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC.

Revision of Previously Issued Consolidated Financial Statements

This MD&A has been amended to give effect to the revision discussed in Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Segments

We present three reportable segments as follows:

Chamberlain – Offers degree and certificate programs in the nursing and health professions postsecondary education industry.

Walden – Offers degree and certificate programs, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice.

Medical and Veterinary – Offers degree and certificate programs in the medical and veterinary postsecondary education industry. This segment includes the operations of AUC, RUSM, and RUSVM, which are collectively referred to as the “medical and veterinary schools.”

“Home Office” includes activities not allocated to a reportable segment.

Fiscal Year 2024 Highlights

Financial and operational highlights for fiscal year 2024 include:

●	Adtalem revenue increased 9.2%, or $133.8 million, to $1,584.7 million in fiscal year 2024 compared to the prior year driven by increased revenue across all of our segments.
●	Net income increased 46.5%, or $43.4 million, to $136.8 million in fiscal year 2024 compared to the prior year. This increase was primarily driven by an increase in revenue along with decreases in amortization of acquired intangible assets, restructuring expense, business acquisition and integration expense, and write-off of debt discount and issuance costs in fiscal year 2024, partially offset by increases in labor and other costs to support increased enrollment, investments to support growth initiatives, incentive compensation expense, provision for bad debts, and the provision for income taxes, and a decrease in gain on sale of assets.
●	Diluted earnings per share increased 65.4%, or $1.34, to $3.39 in fiscal year 2024 compared to the prior year driven by the increase in net income and lower diluted shares due to share repurchases.
●	Adjusted net income increased 5.0%, or $9.6 million, to $201.8 million in fiscal year 2024 compared to the prior year. This increase was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, investments to support growth initiatives, incentive compensation expense, provision for bad debts, and provision for income taxes.

●	Diluted adjusted earnings per share increased 19.0%, or $0.80, to $5.01 in fiscal year 2024 compared to the prior year driven by the increase in adjusted net income and lower diluted shares due to share repurchases.
●	For fiscal year 2024, average total student enrollment at Chamberlain increased 6.9% compared to the prior year. For the May 2024 session, total student enrollment at Chamberlain increased 10.4% compared to the same session last year.
●	For fiscal year 2024, average total student enrollment at Walden increased 6.9% compared to the prior year. As of June 30, 2024, total student enrollment at Walden increased 11.3% compared to June 30, 2023.
●	For fiscal year 2024, average total student enrollment at the medical and veterinary schools decreased 5.1% compared to the prior year. For the May 2024 semester, total student enrollment at the medical and veterinary schools decreased 2.9% compared to the same semester last year.
●	On January 26, 2024, we made a prepayment of $50.0 million on our Term Loan B debt.
●	Adtalem repurchased a total of 5,446,113 shares of its common stock under its share repurchase programs at an average cost of $47.96 per share during fiscal year 2024. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board of Directors authorized Adtalem’s fourteenth share repurchase program, which allows repurchase of up to $300.0 million of its common stock through January 16, 2027. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Results of Operations

Revenue

The following table presents revenue by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$571,034	$533,725	$346,067	$1,450,826
Growth	62,488	61,607	9,731	133,826
Fiscal year 2024	$633,522	$595,332	$355,798	$1,584,652
% change from prior year	10.9%	11.5%	2.8%	9.2%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2024
Session	July 2023	Sept. 2023	Nov. 2023	Jan. 2024	Mar. 2024	May 2024
Total students	32,175	34,889	35,592	37,196	37,985	36,750
% change from prior year	2.6%	5.2%	6.6%	7.0%	9.0%	10.4%

	Fiscal Year 2023
Session	July 2022	Sept. 2022	Nov. 2022	Jan. 2023	Mar. 2023	May 2023
Total students	31,371	33,153	33,390	34,760	34,847	33,284
% change from prior year	(4.1)%	(4.0)%	(0.8)%	1.8%	2.0%	1.2%

Chamberlain revenue increased 10.9%, or $62.5 million, to $633.5 million in fiscal year 2024 compared to the prior year, driven by an increase in enrollment and higher tuition rates. Enrollment has improved in all graduate and doctoral programs and the undergraduate Bachelor of Science in Nursing (“BSN”) programs. In the March and May 2024 sessions, the Registered Nurse to Bachelor of Science in Nursing (“RN-BSN”) online degree program also saw increased total enrollment. Chamberlain is achieving growth through leveraging scale and national footprint and providing a full breadth of nursing programs and modalities.

Tuition Rates:

Tuition for the BSN onsite and online degree program ranges from $705 to $753 per credit hour. Tuition for the RN-BSN online degree program is $635 per credit hour. Tuition for the online Master of Science in Nursing (“MSN”) degree program is $695 per credit hour. Tuition for the online Family Nurse Practitioner (“FNP”) degree program is $710 per credit hour. Tuition for the online Doctor of Nursing Practice (“DNP”) degree program is $806 per credit hour. Tuition for the online Master of Public Health (“MPH”) degree program is $590 per credit hour. Tuition for the online Master of Social Work (“MSW”) degree program is $695 per credit hour. Tuition for the onsite Master of Physician Assistant Studies (“MPAS”) is $8,000 per session. In most cases, these tuition rates represent increases of approximately 0% to 8% with an average of approximately 4% from the prior year. These tuition rates do not include the cost of course fees, books, supplies, transportation, clinical fees, living expenses, or other fees as listed in the Chamberlain academic catalog.

Walden

Walden Student Enrollment:

	Fiscal Year 2024
	September 30,	December 31,	March 31,	June 30,
Period	2023	2023	2024	2024
Total students	40,975	40,971	42,751	41,845
% change from prior year	0.5%	7.9%	8.4%	11.3%

	Fiscal Year 2023
	September 30,	December 31,	March 31,	June 30,
Period	2022	2022	2023	2023
Total students	40,772	37,956	39,427	37,582
% change from prior year	(9.2)%	(7.8)%	(7.9)%	(4.8)%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 11.5%, or $61.6 million, to $595.3 million in fiscal year 2024 compared to the prior year driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Walden’s performance turnaround in enrollment in fiscal year 2024 has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

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

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2024
Semester	Sept. 2023	Jan. 2024	May 2024
Total students	5,209	5,073	4,726
% change from prior year	(7.5)%	(4.5)%	(2.9)%

	Fiscal Year 2023
Semester	Sept. 2022	Jan. 2023	May 2023
Total students	5,634	5,312	4,869
% change from prior year	3.4%	1.6%	(8.2)%

Medical and Veterinary revenue increased 2.8%, or $9.7 million, to $355.8 million in fiscal year 2024 compared to the prior year, driven by tuition rate increases at all three institutions in this segment, partially offset by decreased enrollment at all three institutions.

Management’s focus is on increasing enrollment and renewing operational effectiveness, specifically around academic support, the enrollment experience, and marketing.

Tuition Rates:

●	Effective for semesters beginning in September 2023, for students first enrolled prior to May 2022, tuition rates for the beginning basic sciences and clinical rotation portions of AUC’s medical program are $26,680 and $31,328, respectively, per semester, which represents a 6.8% and 12.0% increase, respectively, from the prior academic year. Effective for semesters beginning in September 2023, for students first enrolled in May 2022 and after, tuition rates for the beginning basic sciences and clinical rotation portions of AUC’s medical program are $21,568 and $28,146, respectively, per semester, which represents a 6.8% and 12.0% increase, respectively, from the prior academic year. In addition, students first enrolled in May 2022 and after are charged administrative fees of $5,430 and $3,841 for the basic sciences and clinical rotation portions of the program, respectively, per semester, which represents a 6.8% and 12.0% increase, respectively, from the prior academic year.
●	Effective for semesters beginning in September 2023, for students first enrolled prior to May 2022, tuition rates for the beginning basic sciences and clinical rotation portions of RUSM’s medical program are $27,547 and $30,397, respectively, per semester. These tuition rates represent a 6.0% increase from the prior academic year. Effective for semesters beginning in September 2023, for students first enrolled in May 2022 and after, tuition rates for the beginning basic sciences and clinical rotation portions of RUSM’s medical program are $23,284 and $27,447, respectively, per semester. In addition, students first enrolled in May 2022 and after are charged administrative fees ranging from $5,883 to $6,662 for the basic sciences portion of the program and $3,420 for the clinical rotation portion of the program, per semester. These tuition rates and fees represent a 6.0% increase from the prior academic year.
●	Effective for semesters beginning in September 2023, for students who first enrolled prior to September 2018, tuition rates for the pre-clinical (semesters 1-7) and clinical curriculum (semesters 8-10) of RUSVM’s veterinary program are $22,334 and $28,034, respectively, per semester. Effective for semesters beginning in September 2023, for students first enrolled in September 2018 and after, tuition rates for the pre-clinical and clinical curriculum of RUSVM’s veterinary program are $24,044 per semester. All of these tuition rates represent a 6.0% increase from the prior academic year.

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

	Year Ended June 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2023	$248,727	$199,625	$200,134	$648,486
Cost increase	28,488	21,485	89	50,062
Fiscal year 2024	$277,215	$221,110	$200,223	$698,548
% change from prior year	11.5%	10.8%	0.0%	7.7%

Cost of educational services increased 7.7%, or $50.1 million, to $698.5 million in fiscal year 2024 compared to the prior year. This cost increase was primarily driven by an increase in labor and other costs to support increased enrollment, and an increase in provision for bad debts at Chamberlain and Walden.

As a percentage of revenue, cost of educational services was 44.1% in fiscal year 2024 compared to 44.7% in the prior year. The decrease in the percentage was primarily the result of revenue growth accompanied with cost efficiencies.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization expense of acquired intangible assets. We have not experienced significant inflationary pressures on wages or other costs of providing services to our students and educational institutions; however, should inflation persist in the overall economy, cost increases could affect our results of operations in the future. The following table presents student services and administrative expense by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2023	$186,805	$294,974	$78,598	$25,632	$586,009
Cost increase	31,702	19,940	5,470	5,444	62,556
Amortization of acquired intangible assets decrease	—	(25,595)	—	—	(25,595)
Litigation reserve increase	—	8,500	—	—	8,500
Loss on assets held for sale increase	—	—	—	647	647
Debt modification costs increase	—	—	—	848	848
Fiscal year 2024	$218,507	$297,819	$84,068	$32,571	$632,965

Fiscal year 2024 % change:
Cost increase	17.0%	6.8%	7.0%	NM	10.7%
Amortization of acquired intangible assets decrease	—	(8.7)%	—	NM	(4.4)%
Litigation reserve increase	—	2.9%	—	NM	1.5%
Loss on assets held for sale increase	—	—	—	NM	0.1%
Debt modification costs increase	—	—	—	NM	0.1%
Fiscal year 2024 % change	17.0%	1.0%	7.0%	NM	8.0%

Student services and administrative expense increased 8.0%, or $47.0 million, to $633.0 million in fiscal year 2024 compared to the prior year. Excluding amortization of acquired intangible assets, litigation reserve, loss on assets held for sale, and debt modification costs, student services and administrative expense increased 10.7%, or $62.6 million, in fiscal year 2024 compared to the prior year. This cost increase was primarily driven by an increase in incentive compensation expense, marketing expense, and investments to support growth initiatives.

As a percentage of revenue, student services and administrative expense was 39.9% in fiscal year 2024 compared to 40.4% in the prior year. The decrease in the percentage was primarily the result of efficiencies in marketing spend and a decrease in amortization of acquired intangible assets.

Restructuring Expense

Restructuring expense was $1.9 million and $18.8 million in fiscal year 2024 and 2023, respectively. This decrease was primarily driven by higher real estate consolidations in fiscal year 2023 at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Business Acquisition and Integration Expense

Business acquisition and integration expense was $34.2 million and $42.7 million in fiscal year 2024 and 2023, respectively. These are costs associated with integrating Walden into Adtalem. In addition, during fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business acquisition and integration expense in the Consolidated Statements of Income. We may incur additional integration costs in fiscal year 2025, but at a decreasing rate.

Gain on Sale of Assets

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”) for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and held a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. DePaul College Prep had an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes at the time of closing. Adtalem continued to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheets. On February 23, 2023, DePaul College Prep paid the mortgage in full. Upon receiving full repayment of the mortgage, Adtalem no longer is involved in the financing of the sale and therefore derecognized the note receivable, the financing payable, and the assets associated with the campus facility, which resulted in recognizing a gain on sale of assets of $13.3 million in fiscal year 2023. This gain was recorded at Adtalem’s home office, which is classified as “Home Office” in Note 22 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Operating Income

The following table presents a reconciliation of operating income (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2024	2023	$	%
Chamberlain:
Operating income (GAAP)	$137,800	$134,685	$3,115	2.3%
Restructuring expense	—	818	(818)
Adjusted operating income (non-GAAP)	$137,800	$135,503	$2,297	1.7%
Operating margin (GAAP)	21.8%	23.6%
Operating margin (non-GAAP)	21.8%	23.7%

Walden:
Operating income (GAAP)	$77,179	$35,880	$41,299	115.1%
Restructuring expense	(776)	3,245	(4,021)
Amortization of acquired intangible assets	35,644	61,239	(25,595)
Litigation reserve	18,500	10,000	8,500
Adjusted operating income (non-GAAP)	$130,547	$110,364	$20,183	18.3%
Operating margin (GAAP)	13.0%	6.7%
Operating margin (non-GAAP)	21.9%	20.7%

Medical and Veterinary:
Operating income (GAAP)	$71,065	$59,649	$11,416	19.1%
Restructuring expense	442	7,687	(7,245)
Adjusted operating income (non-GAAP)	$71,507	$67,336	$4,171	6.2%
Operating margin (GAAP)	20.0%	17.2%
Operating margin (non-GAAP)	20.1%	19.5%

Home Office:
Operating loss (GAAP)	$(68,990)	$(62,044)	$(6,946)	(11.2)%
Restructuring expense	2,204	7,067	(4,863)
Business acquisition and integration expense	34,215	42,661	(8,446)
Loss on assets held for sale	647	—	647
Debt modification costs	848	—	848
Gain on sale of assets	—	(13,317)	13,317
Adjusted operating loss (non-GAAP)	$(31,076)	$(25,633)	$(5,443)	(21.2)%

Adtalem Global Education:
Operating income (GAAP)	$217,054	$168,170	$48,884	29.1%
Restructuring expense	1,870	18,817	(16,947)
Business acquisition and integration expense	34,215	42,661	(8,446)
Amortization of acquired intangible assets	35,644	61,239	(25,595)
Litigation reserve	18,500	10,000	8,500
Loss on assets held for sale	647	—	647
Debt modification costs	848	—	848
Gain on sale of assets	—	(13,317)	13,317
Adjusted operating income (non-GAAP)	$308,778	$287,570	$21,208	7.4%
Operating margin (GAAP)	13.7%	11.6%
Operating margin (non-GAAP)	19.5%	19.8%

Consolidated operating income increased 29.1%, or $48.9 million, to $217.1 million in fiscal year 2024 compared to the prior year. The operating income increase in fiscal year 2024 was primarily driven by an increase in revenue and decreases in restructuring expense, business acquisition and integration expense, and amortization of acquired intangible assets, partially offset by increases in litigation reserves, labor and other costs to support increased enrollment, incentive compensation expense, marketing expense, and provision for bad debts, and the gain on sale of assets in fiscal year 2023. The decrease in amortization of acquired intangible assets is driven by the decrease in amortization relating to the Walden student relationships intangible asset. This intangible asset is amortized based on the estimated retention of the students and considers the revenue and cash flow associated with these existing students, which are concentrated at the beginning of the asset’s useful life.

Consolidated adjusted operating income increased 7.4%, or $21.2 million, to $308.8 million in fiscal year 2024 compared to the prior year. The adjusted operating income increase in fiscal year 2024 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, incentive compensation expense, marketing expense, and provision for bad debts.

Chamberlain

Chamberlain operating income increased 2.3%, or $3.1 million, to $137.8 million in fiscal year 2024 compared to the prior year. Segment adjusted operating income increased 1.7%, or $2.3 million, to $137.8 million in fiscal year 2024 compared to the prior year. The adjusted operating income increase in fiscal year 2024 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, incentive compensation expense, marketing expense, and provision for bad debts.

Walden

Walden operating income increased 115.1%, or $41.3 million, to $77.2 million in fiscal year 2024 compared to the prior year. Segment adjusted operating income increased 18.3%, or $20.2 million, to $130.5 million in fiscal year 2024 compared to the prior year. The adjusted operating income increase in fiscal year 2024 was primarily driven by the increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, incentive compensation expense, and provision for bad debts.

Medical and Veterinary

Medical and Veterinary operating income increased 19.1%, or $11.4 million, to $71.1 million in fiscal year 2024 compared to the prior year. Segment adjusted operating income increased 6.2%, or $4.2 million, to $71.5 million in fiscal year 2024 compared to the prior year. The adjusted operating income increase in fiscal year 2024 was primarily driven by an increase in revenue and a decrease in provision for bad debts.

Interest Expense

Interest expense was $63.7 million and $63.1 million in fiscal year 2024 and 2023, respectively. This increase was primarily driven by the increase in letter of credit fees (as discussed in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”), partially offset by lower write-offs on debt discount and issuance costs on Term Loan B in the current year compared to the prior year.

Other Income, Net

Other income, net was income of $10.5 million and income of $7.0 million in fiscal year 2024 and 2023, respectively. The other income, net increase in fiscal year 2024 was primarily driven by $5.0 million of expense in fiscal year 2023 for an impairment of an equity investment.

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

Our effective tax rate from continuing operations was 16.0% and 9.2% in fiscal year 2024 and 2023, respectively. In fiscal year 2024, our effective tax rate increase was primarily due to an increase in the percentage of earnings operations in higher taxed jurisdictions and a limitation of tax benefits on certain executive compensation. The rate increase was partially offset due to the lapsing of statues of limitations for unrecognized tax benefits in fiscal year 2024. In addition, in fiscal year 2023, we released a valuation allowance on certain deferred tax assets based on our reassessment of the amount of state net operating loss carryforwards that are more likely than not to be realized.

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

Loss from discontinued operations in fiscal year 2024 was $0.9 million. This loss consisted of the following: (i) loss of $0.8 million driven by ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures, partially offset by income from the DeVry University earn-out; and (ii) provision for income taxes of $0.2 million associated with the items listed above.

Loss from discontinued operations in fiscal year 2023 was $8.4 million. This loss consisted of the following: (i) loss of $8.5 million driven by ongoing litigation costs and settlements related to the DeVry University divestiture, partially offset by income from the DeVry University earn-out; (ii) loss on the sale of ACAMS, Becker, and OCL of $3.6 million for working capital adjustments to the initial sales prices and a tax return to provision adjustment; and (iii) benefit from income taxes of $3.6 million associated with the items listed above.

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

Adtalem’s consolidated cash and cash equivalents balance of $219.3 million and $272.2 million as of June 30, 2024 and 2023, respectively, included cash and cash equivalents held at Adtalem’s international operations of $4.6 million and $7.2 million as of June 30, 2024 and 2023, respectively, which is available to Adtalem for general corporate purposes.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Year Ended June 30,
	2024	2023
Income from continuing operations	$137,713	$101,752
Non-cash items	203,567	196,725
Changes in assets and liabilities	(52,913)	(103,787)
Net cash provided by operating activities-continuing operations	$288,367	$194,690

Net cash provided by operating activities from continuing operations in fiscal year 2024 was $288.4 million compared to $194.7 million in the prior year. The increase was driven by an increase in income from continuing operations, net of lower non-cash items, and changes in working capital. The increase of $6.8 million in non-cash items between fiscal year 2024 and 2023 was primarily driven by increases in provision for bad debts, deferred income taxes, and gain on sale of assets, which were partially offset by decreases in impairments to operating lease assets and amortization of intangible assets. The increase of $50.9 million in cash generated from changes in assets and liabilities between fiscal year 2024 and 2023 was primarily due to timing differences in accounts and financing receivables, prepaid assets, cloud computing implementation assets, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Capital expenditures were $48.9 million and $26.0 million in fiscal year 2024 and 2023, respectively. The capital expenditures in fiscal year 2024 primarily consisted of spending for information technology investments and Chamberlain’s campus development. For fiscal year 2025, we expect capital spending on information technology, new campus development at Chamberlain, and facility improvements at the medical and veterinary schools. Management anticipates fiscal year 2025 capital spending to be in the $55 to $75 million range. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”).

During fiscal year 2024 and 2023, we received proceeds from the sale of marketable securities held in a Rabbi Trust of $1.7 million and $7.6 million, respectively, and made additional investments in marketable securities held by the Rabbi Trust of $0.7 million and $1.5 million, respectively.

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

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Year Ended June 30,
	2024	2023
Repurchases of common stock for treasury	$(261,966)	$(123,133)
Payment on equity forward contract	—	(13,162)
Net repayments of long-term debt	(50,000)	(150,861)
Other	10,168	(1,359)
Net cash used in financing activities	$(301,798)	$(288,515)

On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. As of June 30, 2024, $211.6 million of authorized share repurchases were remaining under the fourteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 16 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs.

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

On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem entered into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The Revolver will be used to finance ongoing working capital and for general corporate purposes. During fiscal year 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes. On September 22, 2022, November 22, 2022, and January 26, 2024, we made additional prepayments of $100.0 million, $50.0 million, and $50.0 million, respectively, on the Term Loan B. As of June 30, 2024, the principal balance of the Notes and Term Loan B was $405.0 million and $253.3 million, respectively. See Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the Notes and our Credit Agreement.

In the event of unexpected market conditions or negative economic changes that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $242.1 million as of June 30, 2024.

Material Cash Requirements

Long-Term Debt – As of June 30, 2024, we have principal balances of $405.0 million of Notes and $253.3 million of Term Loan B, which requires interest payments. With the Term Loan B prepayments noted above, we are no longer required to make quarterly principal installment payments on the Term Loan B. In addition, we maintain a $400.0 million revolving credit facility with availability of $242.1 million as of June 30, 2024.

ED has recently allowed reductions in our letters of credit totaling $90.8 million. On January 31, 2024, ED allowed a $76.2 million letter of credit in favor of ED to expire without any requirement for Adtalem to renew it. On April 26, 2024, ED indicated that it would permit Adtalem to reduce its $84.0 million surety-backed letter of credit in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs, to $69.4 million, which took effect on June 24, 2024, and was extended through December 31, 2024. In addition, Adtalem had a letter of credit outstanding under its Revolver in the amount of $157.9 million as of June 30, 2024, in favor of ED, which allows Adtalem institutions to participate in Title IV programs. As of June 30, 2024, Adtalem had $227.3 million of letters of credit outstanding in favor of ED. See Note 14 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the Notes and our Credit Agreement.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $44.3 million of surety bonds as of June 30, 2024 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

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

Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in our accounts and financing receivable balances as of each balance sheet date. In evaluating the collectability of our accounts and financing receivable balances, we utilize historical events, current conditions, and reasonable and supportable forecasts about the future. The estimate of our credit losses involves a significant level of uncertainty as it requires significant judgment to estimate the amount we will collect in the future on our accounts and financing receivable balances. See Note 10 “Accounts and Financing Receivables” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our credit losses.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. Upon identifying such an event, if the carrying value of the long-lived asset is no longer recoverable based upon the undiscounted future cash flows of the asset or asset group, the amount of the impairment is the difference between the carrying amount and the fair value of the asset or asset group. Significant judgement is involved in determining whether a triggering event has occurred, and significant assumptions are used in the estimation of future cash flows and fair values of long-lived assets. Changes in our judgments and assumptions could result in impairments of long-lived assets in future periods.

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

For intangible assets with finite lives, we evaluate for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset or asset group, the amount of the impairment is the difference between the carrying amount and the fair value of the asset or asset group. Intangible assets with finite lives are amortized over their expected economic lives, ranging from three to five years.

All intangible assets and certain goodwill are being amortized for tax reporting purposes over statutory lives.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Significant assumptions used in the determination of reporting unit fair value measurements generally include forecasted cash flows, discount rates, terminal growth rates, and earnings multiples. The discounted cash flow models used to determine the fair value of our AUC reporting unit during fiscal year 2024 reflected our most recent cash flow projections, a discount rate of 12.5%, and a terminal growth rate of 3.0%. Each of these inputs can significantly affect the fair values of our reporting units. Based on this quantitative assessment, it was determined that the fair value of the AUC reporting unit exceeded its carrying value by approximately 20% and therefore no goodwill impairment was identified.

Significant judgments and assumptions were used in determining the fair value of intangible assets. The with and without method of the income approach and the relief from royalty model used in the determination of the fair values of our AUC Title IV eligibility and trade name intangible assets, respectively, during fiscal year 2024 reflected our most recent revenue projections, a discount rate of 12.5%, a royalty rate of 5.5%, and a terminal growth rate of 3.0%. Each of these factors and assumptions can significantly affect the value of the intangible asset. Based on these quantitative assessments, it was determined that the fair values of these indefinite-lived intangible assets in the AUC reporting unit exceeded their carrying values by at least 23% and therefore no impairment was identified.

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

Income Taxes

Adtalem accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Adtalem also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Adtalem’s deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. To assess whether it is more likely than not that deferred tax assets will be realized and whether a valuation allowance needs to be recorded against them, we consider future reversals of existing taxable temporary differences, expected future earnings, prior earnings history, and tax planning strategies. Such assessments involve significant judgements and are subject to change in the future particularly if earnings are significantly different from expectations.

Adtalem is subject to audit by federal, state, and foreign tax authorities and Adtalem reduces its net tax assets for the estimated additional tax and interest that may result from those tax authorities disputing uncertain tax positions Adtalem has taken. Evaluating the exposure associated with uncertain tax positions involves significant judgment and we record reserves based on our past experience with similar situations and on the technical support for the positions. Our effective tax rate for a given period could be impacted by changes in the measurement of uncertain tax positions.

Contingencies

Adtalem is subject to contingencies, such as various claims and legal actions that arise in the normal conduct of its business. We record an accrual for those matters where management believes a loss is probable and can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters. The valuation of liabilities for these contingencies is reviewed on a quarterly basis and any necessary adjustments to the accrual on the Consolidated Balance Sheets is recorded. While we believe that the amount accrued to-date is adequate, future changes in circumstances could impact these determinations. See Note 21 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our loss contingencies.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for restructuring expense, business acquisition and integration expense, amortization of acquired intangible assets, gain on sale of assets, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, loss on assets held for sale, debt modification costs, tax benefit due to change in valuation allowance, tax benefit due to change in unrecognized tax benefits, and loss from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business acquisition and integration expense, amortization of acquired intangible assets, gain on sale of assets, write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, loss on assets held for sale, debt modification costs, tax benefit due to change in valuation allowance, tax benefit due to change in unrecognized tax benefits, and loss from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business acquisition and integration expense, amortization of acquired intangible assets, litigation reserve, loss on assets held for sale, debt modification costs, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for loss from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation, amortization of acquired intangible assets, amortization of cloud computing implementation assets, stock-based compensation, restructuring expense, business acquisition and integration expense, litigation reserve, loss on assets held for sale, debt modification costs, and gain on sale of assets. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Provision for income taxes, interest expense, and other income, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Business acquisition and integration expense include expenses related to the Walden acquisition and certain costs related to growth transformation initiatives. We do not include normal, recurring, cash operating expenses in our business acquisition and integration expense.
●	Amortization of acquired intangible assets.
●	Amortization of cloud computing implementation assets.
●	Gain on sale of Adtalem’s Chicago, Illinois, campus facility.
●	Write-off of debt discount and issuance costs and gain on extinguishment of debt related to prepayments of debt, reserves related to significant litigation, impairment of an equity investment, loss on assets held for sale related to a fair value write-down on assets, and debt modification costs related to refinancing our Term Loan B loan.
●	Tax benefit due to change in valuation allowance.
●	Tax benefit due to change in unrecognized tax benefits.
●	Loss from discontinued operations includes expense from ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures, a loss on sale of ACAMS, Becker, and OCL for working capital adjustments to the initial sales prices and a tax return to provision adjustment, and the earn-outs we received.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Year Ended June 30,
	2024	2023
Net income (GAAP)	$136,777	$93,358
Restructuring expense	1,870	18,817
Business acquisition and integration expense	34,215	42,661
Amortization of acquired intangible assets	35,644	61,239
Gain on sale of assets	—	(13,317)
Write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, loss on assets held for sale, and debt modification costs	21,108	19,226
Tax benefit due to change in valuation allowance	—	(6,184)
Tax benefit due to change in unrecognized tax benefits	(5,657)	—
Income tax impact on non-GAAP adjustments (1)	(23,104)	(31,997)
Loss from discontinued operations	936	8,394
Adjusted net income (non-GAAP)	$201,789	$192,197
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Year Ended June 30,
	2024	2023
Diluted earnings per share (GAAP)	$3.39	$2.05
Effect on diluted earnings per share:
Restructuring expense	0.05	0.41
Business acquisition and integration expense	0.85	0.94
Amortization of acquired intangible assets	0.88	1.34
Gain on sale of assets	-	(0.29)
Write-off of debt discount and issuance costs, gain on extinguishment of debt, litigation reserve, investment impairment, loss on assets held for sale, and debt modification costs	0.52	0.42
Tax benefit due to change in valuation allowance	-	(0.14)
Tax benefit due to change in unrecognized tax benefits	(0.14)	-
Income tax impact on non-GAAP adjustments (1)	(0.57)	(0.70)
Loss from discontinued operations	0.02	0.18
Adjusted earnings per share (non-GAAP)	$5.01	$4.21
Diluted shares used in non-GAAP EPS calculation	40,307	45,600
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2024	2023	$	%
Chamberlain:
Operating income (GAAP)	$137,800	$134,685	$3,115	2.3%
Restructuring expense	—	818	(818)
Depreciation	18,752	17,175	1,577
Amortization of cloud computing implementation assets	1,332	89	1,243
Stock-based compensation	8,303	4,719	3,584
Adjusted EBITDA (non-GAAP)	$166,187	$157,486	$8,701	5.5%
Adjusted EBITDA margin (non-GAAP)	26.2%	27.6%

Walden:
Operating income (GAAP)	$77,179	$35,880	$41,299	115.1%
Restructuring expense	(776)	3,245	(4,021)
Amortization of acquired intangible assets	35,644	61,239	(25,595)
Litigation reserve	18,500	10,000	8,500
Depreciation	7,389	9,419	(2,030)
Amortization of cloud computing implementation assets	1,331	73	1,258
Stock-based compensation	7,525	3,861	3,664
Adjusted EBITDA (non-GAAP)	$146,792	$123,717	$23,075	18.7%
Adjusted EBITDA margin (non-GAAP)	24.7%	23.2%

Medical and Veterinary:
Operating income (GAAP)	$71,065	$59,649	$11,416	19.1%
Restructuring expense	442	7,687	(7,245)
Depreciation	11,983	12,438	(455)
Amortization of cloud computing implementation assets	469	37	432
Stock-based compensation	4,930	3,003	1,927
Adjusted EBITDA (non-GAAP)	$88,889	$82,814	$6,075	7.3%
Adjusted EBITDA margin (non-GAAP)	25.0%	23.9%

Home Office:
Operating loss (GAAP)	$(68,990)	$(62,044)	$(6,946)	(11.2)%
Restructuring expense	2,204	7,067	(4,863)
Business acquisition and integration expense	34,215	42,661	(8,446)
Loss on assets held for sale	647	—	647
Debt modification costs	848	—	848
Gain on sale of assets	—	(13,317)	13,317
Depreciation	1,552	2,344	(792)
Stock-based compensation	5,189	2,716	2,473
Adjusted EBITDA (non-GAAP)	$(24,335)	$(20,573)	$(3,762)	(18.3)%

Adtalem Global Education:
Net income (GAAP)	$136,777	$93,358	$43,419	46.5%
Loss from discontinued operations	936	8,394	(7,458)
Interest expense	63,659	63,100	559
Other income, net	(10,542)	(6,965)	(3,577)
Provision for income taxes	26,224	10,283	15,941
Operating income (GAAP)	217,054	168,170	48,884
Depreciation and amortization	78,452	102,814	(24,362)
Stock-based compensation	25,947	14,299	11,648
Restructuring expense	1,870	18,817	(16,947)
Business acquisition and integration expense	34,215	42,661	(8,446)
Litigation reserve	18,500	10,000	8,500
Loss on assets held for sale	647	—	647
Debt modification costs	848	—	848
Gain on sale of assets	—	(13,317)	13,317
Adjusted EBITDA (non-GAAP)	$377,533	$343,444	$34,089	9.9%
Adjusted EBITDA margin (non-GAAP)	23.8%	23.7%

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

The interest rate on Adtalem’s Term Loan B is based upon the Secured Overnight Financing Rate (“SOFR”) for eurocurrency rate loans. As of June 30, 2024, Adtalem had $253.3 million in outstanding borrowings under the Term Loan B with an interest rate of 8.84%. Based upon borrowings of $253.3 million, a 100 basis point increase in short-term interest rates would result in $2.5 million of additional annual interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adtalem Global Education Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adtalem Global Education Inc. and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended June 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments – American University of the Caribbean School of Medicine (“AUC”) Reporting Unit Goodwill and AUC Title IV Eligibility and Accreditations

As described in Notes 2 and 13 to the consolidated financial statements, as of June 30, 2024, the Company’s consolidated goodwill balance was $961 million and the Company’s consolidated indefinite-lived intangible assets balance was $753 million. The goodwill and Title IV eligibility and accreditations indefinite-lived intangible asset associated with the AUC reporting unit were $68 million and $100 million, respectively. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Management performs a quantitative assessment of the reporting unit’s and indefinite-lived intangible asset’s fair value if it is determined that the fair value is more likely than not less than the carrying value, or if management does not elect the option to perform an initial qualitative assessment. Fair value is estimated by management using a discounted cash flow model and the market multiple valuation approach for the AUC reporting unit and a with and without method in a discounted cash flow model for the AUC Title IV eligibility and accreditations. The significant assumptions used by management when estimating the fair value for the AUC reporting unit and Title IV eligibility and accreditations are risk-adjusted discount rates, terminal growth rate, earnings multiples for comparable companies, forecasted revenue with and without the accreditations in place and forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) with and without the accreditations in place.

The principal considerations for our determination that performing procedures relating to the impairment assessments of the AUC reporting unit goodwill and AUC Title IV eligibility and accreditations is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the AUC reporting unit and AUC Title IV eligibility and accreditation indefinite-lived intangible asset; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to (a) risk-adjusted discount rate, forecasted revenue, forecasted EBITDA, and earnings multiples for comparable companies for the goodwill impairment assessment and (b) risk-adjusted discount rate, forecasted revenue with and without the accreditations in place, and forecasted EBITDA with the accreditations in place for the Title IV eligibility and accreditations; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s AUC goodwill and AUC Title IV eligibility and accreditation impairment assessments, including controls over the valuation of the AUC reporting unit and Title IV eligibility and accreditations. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the AUC reporting unit and AUC Title IV eligibility and accreditation indefinite-lived intangible asset; (ii) evaluating the appropriateness of the discounted cash flow model and the market multiple valuation approach for the AUC reporting unit and the with and without method in a discounted cash flow model for the AUC Title IV eligibility and accreditations; (iii) testing the completeness and accuracy of underlying data used in the valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to risk-adjusted discount rates, forecasted revenue, forecasted

EBITDA, earnings multiples for comparable companies, forecasted revenue with and without the accreditations in place, and forecasted EBITDA with the accreditations in place. Evaluating management’s assumptions related to forecasted revenue, forecasted EBITDA, forecasted revenue with and without the accreditations in place and forecasted EBITDA with the accreditations in place involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the AUC business; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow model, the market multiple valuation approach, and the with and without method in a discounted cash flow model, and (ii) the reasonableness of the risk-adjusted discount rates and earnings multiples for comparable companies assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 6, 2024

We have served as the Company’s auditor since 1991.

Adtalem Global Education Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$219,306	$272,194
Restricted cash	1,896	2,881
Accounts and financing receivables, net	126,833	102,749
Prepaid expenses and other current assets	70,050	102,473
Total current assets	418,085	480,297
Noncurrent assets:
Property and equipment, net	248,524	244,649
Operating lease assets	176,755	174,677
Deferred income taxes	49,088	56,694
Intangible assets, net	776,694	812,338
Goodwill	961,262	961,262
Other assets, net	103,184	80,624
Assets held for sale	7,825	—
Total noncurrent assets	2,323,332	2,330,244
Total assets	$2,741,417	$2,810,541

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$102,626	$81,812
Accrued payroll and benefits	71,373	52,041
Accrued liabilities	96,957	105,806
Deferred revenue	185,272	153,871
Current operating lease liabilities	31,429	37,673
Total current liabilities	487,657	431,203
Noncurrent liabilities:
Long-term debt	648,712	695,077
Long-term operating lease liabilities	167,712	163,441
Deferred income taxes	29,526	26,068
Other liabilities	38,675	37,416
Total noncurrent liabilities	884,625	922,002
Total liabilities	1,372,282	1,353,205
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 37,681 and 42,310 shares outstanding as of June 30, 2024 and June 30, 2023, respectively	832	822
Additional paid-in capital	611,949	568,761
Retained earnings	2,540,509	2,403,750
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 45,513 and 39,922 shares as of June 30, 2024 and June 30, 2023, respectively	(1,781,928)	(1,513,770)
Total shareholders' equity	1,369,135	1,457,336
Total liabilities and shareholders' equity	$2,741,417	$2,810,541

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended June 30,
	2024	2023	2022
Revenue	$1,584,652	$1,450,826	$1,381,842
Operating cost and expense:
Cost of educational services	698,548	648,486	659,776
Student services and administrative expense	632,965	586,009	566,494
Restructuring expense	1,870	18,817	25,628
Business acquisition and integration expense	34,215	42,661	53,198
Gain on sale of assets	—	(13,317)	—
Total operating cost and expense	1,367,598	1,282,656	1,305,096
Operating income	217,054	168,170	76,746
Interest expense	(63,659)	(63,100)	(129,348)
Other income, net	10,542	6,965	1,108
Income (loss) from continuing operations before income taxes	163,937	112,035	(51,494)
(Provision for) benefit from income taxes	(26,224)	(10,283)	15,539
Income (loss) from continuing operations	137,713	101,752	(35,955)
Discontinued operations:
Loss from discontinued operations before income taxes	(762)	(8,464)	(986)
(Loss) gain on disposal of discontinued operations before income taxes	—	(3,576)	473,483
(Provision for) benefit from income taxes	(174)	3,646	(125,551)
(Loss) income from discontinued operations	(936)	(8,394)	346,946
Net income	$136,777	$93,358	$310,991

Earnings (loss) per share:
Basic:
Continuing operations	$3.49	$2.27	$(0.74)
Discontinued operations	$(0.02)	$(0.19)	$7.17
Total basic earnings per share	$3.47	$2.08	$6.43
Diluted:
Continuing operations	$3.42	$2.23	$(0.74)
Discontinued operations	$(0.02)	$(0.18)	$7.17
Total diluted earnings per share	$3.39	$2.05	$6.43

Weighted-average shares outstanding:
Basic shares	39,413	44,781	48,388
Diluted shares	40,307	45,600	48,388

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended June 30,
	2024	2023	2022
Net income and comprehensive income before reclassification	$136,777	$93,358	$310,991
Reclassification adjustment for realized loss on foreign currency translation adjustments	—	—	296
Reclassification adjustment for loss on interest rate swap	—	—	6,695
Comprehensive income	$136,777	$93,358	$317,982

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	2024	2023	2022
Operating activities:
Net income	$136,777	$93,358	$310,991
Loss (income) from discontinued operations	936	8,394	(346,946)
Income (loss) from continuing operations	137,713	101,752	(35,955)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	25,947	14,299	22,611
Amortization and impairments to operating lease assets	32,641	48,470	44,748
Depreciation	39,676	41,376	44,574
Amortization of acquired intangible assets	35,644	61,239	97,274
Amortization and write-off of debt discount and issuance costs	5,663	9,129	42,654
Provision for bad debts	53,175	32,999	27,141
Deferred income taxes	11,073	(5,087)	(544)
Loss on disposals, accelerated depreciation, and impairments to property and equipment	466	3,999	3,501
Gain on extinguishment of debt	—	(71)	(2,072)
(Gain) loss on investments	(1,365)	3,689	3,271
Gain on sale of assets	—	(13,317)	—
Unrealized loss on assets held for sale	647	—	—
Changes in assets and liabilities:
Accounts and financing receivables	(76,355)	(56,309)	(41,391)
Prepaid expenses and other current assets	(8,781)	9,324	(2,827)
Cloud computing implementation assets	(27,154)	(13,873)	—
Accounts payable	18,330	24,744	(15,724)
Accrued payroll and benefits	19,422	(15,683)	(12,118)
Accrued liabilities	27,422	241	(16,305)
Deferred revenue	40,622	5,807	70,355
Operating lease liabilities	(36,692)	(59,188)	(49,147)
Other assets and liabilities	(9,727)	1,150	(16,044)
Net cash provided by operating activities-continuing operations	288,367	194,690	164,002
Net cash provided by (used in) operating activities-discontinued operations	7,408	(2,776)	(153,401)
Net cash provided by operating activities	295,775	191,914	10,601
Investing activities:
Capital expenditures	(48,893)	(26,014)	(31,054)
Proceeds from sales of marketable securities	1,732	7,635	3,447
Purchases of marketable securities	(689)	(1,508)	(3,624)
Proceeds from note receivable related to property sold	—	46,800	—
Payment for purchase of business, net of cash and restricted cash acquired	—	—	(1,488,054)
Cash received on DeVry University loan	—	—	10,000
Net cash (used in) provided by investing activities-continuing operations	(47,850)	26,913	(1,509,285)
Net cash used in investing activities-discontinued operations	—	—	(3,287)
Proceeds from sale of business, net of cash transferred	—	—	960,768
Payment for working capital adjustment for sale of business	—	(3,174)	—
Net cash (used in) provided by investing activities	(47,850)	23,739	(551,804)
Financing activities:
Proceeds from exercise of stock options	17,089	2,625	8,879
Employee taxes paid on withholding shares	(7,731)	(4,592)	(2,834)
Proceeds from stock issued under Colleague Stock Purchase Plan	810	608	535
Repurchases of common stock for treasury	(261,966)	(123,133)	(120,000)
Payment on equity forward contract	—	(13,162)	(30,000)
Proceeds from issuance of long-term debt	1,896	—	850,000
Repayments of long-term debt	(51,896)	(150,861)	(1,079,713)
Payment of debt discount and issuance costs	—	—	(49,553)
Payment for purchase of redeemable noncontrolling interest of subsidiary	—	—	(1,790)
Net cash used in financing activities	(301,798)	(288,515)	(424,476)
Net decrease in cash, cash equivalents and restricted cash	(53,873)	(72,862)	(965,679)
Cash, cash equivalents and restricted cash at beginning of period	275,075	347,937	1,313,616
Cash, cash equivalents and restricted cash at end of period	$221,202	$275,075	$347,937
Supplemental cash flow disclosure:
Interest paid	$57,842	$53,126	$107,093
Income taxes paid, net	$31,475	$12,312	$94,355
Non-cash investing and financing activities:
Accrued capital expenditures	$8,718	$5,125	$4,321
Accrued liability for repurchases of common stock	$—	$2,995	$—
Accrued excise tax on share repurchases	$3,338	$1,126	$—
Settlement of financing liability with assets	$—	$38,606	$—

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2021	81,099	$811	$519,826	$1,999,405	$(9,218)	31,846	$(1,217,307)	$1,293,517
Net income				310,991				310,991
Reclassification adjustment for realized gain on foreign currency translation adjustments					296			296
Reclassification adjustment for loss on interest rate swap					6,695			6,695
Stock-based compensation			23,247					23,247
Net activity from stock-based compensation awards	697	7	8,872			82	(2,834)	6,045
Proceeds from stock issued under Colleague Stock Purchase Plan			(97)			(19)	692	595
Repurchases of common stock for treasury						4,710	(120,000)	(120,000)
Equity forward contract			(30,000)					(30,000)
June 30, 2022	81,796	818	521,848	2,310,396	(2,227)	36,619	(1,339,449)	1,491,386
Net income				93,358				93,358
Stock-based compensation			14,299					14,299
Net activity from stock-based compensation awards	436	4	2,621			115	(4,592)	(1,967)
Proceeds from stock issued under Colleague Stock Purchase Plan			(7)	(4)		(19)	687	676
Settlement of equity forward contract			30,000				(43,162)	(13,162)
Repurchases of common stock for treasury						3,207	(127,254)	(127,254)
June 30, 2023	82,232	822	568,761	2,403,750	(2,227)	39,922	(1,513,770)	1,457,336
Net income				136,777				136,777
Stock-based compensation			25,947					25,947
Net activity from stock-based compensation awards	962	10	17,078			165	(7,731)	9,357
Proceeds from stock issued under Colleague Stock Purchase Plan			163	(18)		(20)	756	901
Repurchases of common stock for treasury						5,446	(261,183)	(261,183)
June 30, 2024	83,194	$832	$611,949	$2,540,509	$(2,227)	45,513	$(1,781,928)	$1,369,135

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations

In this Annual Report on Form 10-K, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references.

Adtalem is a leading healthcare educator in the U.S. Our schools consist of Chamberlain University (“Chamberlain”), Walden University (“Walden”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM are collectively referred to as the “medical and veterinary schools.” See Note 22 “Segment Information” for information on our reportable segments.

Beginning in the second quarter of fiscal year 2022, Adtalem eliminated its Financial Services segment when the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), OnCourse Learning (“OCL”), and EduPristine were classified as discontinued operations. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have classified the ACAMS, Becker, OCL, and EduPristine entities as “Discontinued Operations” in all periods presented as applicable. As a result, all financial results, disclosures, and discussions of continuing operations in this Annual Report on Form 10-K exclude ACAMS, Becker, OCL, and EduPristine operations, unless otherwise noted. On March 10, 2022, we completed the sale of ACAMS, Becker, and OCL and on June 17, 2022, we completed the sale of EduPristine. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations. See Note 4 “Discontinued Operations” for additional information.

2. Summary of Significant Accounting Policies

For each accounting topic that is addressed in its own note, the description of the accounting policy may be found in the related note. Other significant accounting policies are described below.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adtalem and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We have prepared the Consolidated Financial Statements in accordance with GAAP. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations. Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years. Certain items presented in tables may not sum due to rounding. Prior periods amounts have been revised to conform with the current period presentation.

Business acquisition and integration expense was $34.2 million, $42.7 million, and $53.2 million in fiscal year 2024, 2023, and 2022, respectively. These are transaction costs associated with acquiring Walden and costs associated with integrating Walden into Adtalem. In addition, during fiscal year 2023, we initiated transformation initiatives to accelerate growth and organizational agility. Certain costs relating to this transformation are included in business acquisition and integration expense in the Consolidated Statements of Income.

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

Restricted cash also includes an imprest cash balance used for Adtalem’s self-insured employee medical benefits program.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Cost includes additions and those improvements that enhance performance, increase the capacity, or lengthen the useful lives of the assets. Purchases of computer software, including external costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing computer software applications for internal use, are capitalized. Assets under construction are reflected in construction in progress until they are placed into service for their intended use. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or lease term. Repairs and maintenance costs are expensed as incurred. Upon sale or retirement of an asset, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in income. See Note 11 “Property and Equipment, Net” for additional information, including useful lives by asset category.

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

For intangible assets with finite lives, we evaluate for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset or asset group, the amount of the impairment is the difference between the carrying amount and the fair value of the asset or asset group. Intangible assets with finite lives are amortized over their expected economic lives, ranging from three to five years.

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

Capitalized Curriculum Development

Certain costs incurred to create course and educational material for a program offering are capitalized as curriculum development assets within other assets, net on the Consolidated Balance Sheets. Costs are capitalized for new programs or products, or the content being developed enhances, updates, or improves current programs, curriculum, or products, so long as the cost incurred extends the useful life of the existing curriculum and course content. Costs that are capitalized include payroll and payroll-related costs for employees who spend time producing content and external vendor costs related to the project. Adtalem begins capitalizing costs during the content development phase, which includes time to develop course materials based on the requirements defined in the planning phase. Curriculum development assets are amortized on a straight-line basis over the estimated useful life, which is generally three to five years, and amortization is included within cost of education services in the Consolidated Statements of Income.

Cloud Computing Arrangements

For cloud computing arrangements that are a service contract, we capitalize certain implementation costs incurred, including external costs and certain internal costs (including payroll and payroll-related costs of employees), during the development stage of implementing the cloud computing hosting arrangement. Capitalized costs related to cloud computing arrangements are included within prepaid expenses and other current assets and other assets, net on the Consolidated Balance Sheets. We expense costs as incurred during the preliminary planning and post-implementation stages. Capitalized implementation costs are amortized on a straight-line basis over the contractual term of the cloud computing arrangement, which includes renewal options that are reasonably certain to be exercised, which is generally five years.

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

From time to time, shares of our common stock are delivered back to Adtalem under a swap arrangement resulting from employees’ exercise of stock options pursuant to the terms of the Adtalem’s stock-based incentive plans (see Note 18 “Stock-Based Compensation”). In addition, shares of our common stock are delivered back to Adtalem for payment of withholding taxes from employees for vesting of stock-based compensation awards. These shares are recorded as treasury stock at cost and result in a reduction in shareholders’ equity.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by diluted weighted-average number of shares outstanding during the period. Diluted EPS considers the impact of potentially dilutive shares, except in periods in which there is a loss from continuing operations, because the inclusion of the potential common shares would have an antidilutive effect. Dilutive shares are computed using the treasury stock method and reflect the additional shares that would be outstanding if dilutive stock-based grants were exercised or vested during the period.

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

Restructuring Charges

Restructuring charges include costs for severance and related benefits for workforce reductions, impairments on operating lease assets, losses on disposals of property and equipment related to campus and administrative office consolidations, and contract termination costs (see Note 6 “Restructuring Expense”). When estimating the costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods.

Advertising Costs

Advertising costs are expensed when incurred and totaled $227.9 million, $219.4 million, and $190.7 million for the years ended June 30, 2024, 2023, and 2022, respectively. Advertising costs are included in student services and administrative expense in the Consolidated Statements of Income.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM, and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. EduPristine’s operations and Becker’s and ACAMS’s international operations were measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average exchange rates. The resulting translation adjustments are recorded as foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income. Translation adjustments for foreign subsidiaries whose functional currencies were previously their respective currencies are suspended in accumulated other comprehensive loss on the Consolidated Balance Sheets. Transaction gains or losses during each of the fiscal years presented were not material.

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

Revision to Previously Issued Financial Statements

During the fourth quarter of fiscal year 2024, Adtalem identified an error in the presentation of capitalized cloud computing implementation costs in its previously issued financial statements. In accordance with Accounting Standards Codification (“ASC”) 350-40 “Intangibles, Goodwill and Other, Internal-Use Software,” capitalized cloud computing implementation costs should be presented in the same line item in the Consolidated Balance Sheets as a prepayment of the fees for the associated hosting arrangement, and the cash flows from capitalized implementation costs should be presented in the same manner as cash flows for the fees associated with the hosting arrangement. Adtalem previously presented capitalized cloud implementation costs in property and equipment, net rather than as prepaid expenses and other current assets and other assets, net on the Consolidated Balance Sheets. Adtalem previously presented the cash flows from capitalized implementation costs as capital expenditures within investing activities rather than within cash flows from operating activities in the Consolidated Statements of Cash Flows. Adtalem assessed the materiality of this error individually and in the aggregate with other previously identified errors to prior periods’ Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections.” Adtalem concluded that the errors were not material to prior periods and therefore, amendments of previously filed reports are not required. However, Adtalem determined it was appropriate to revise its previously issued financial statements. In accordance with ASC 250, Adtalem corrected prior periods presented herein by revising the financial statement line item amounts previously disclosed in SEC filings in order to achieve comparability in the Consolidated Financial Statements. The Consolidated Balance Sheets as of June 30, 2023 and the Consolidated Statements of Cash Flows for the year ended June 30, 2023 have been revised in this Annual Report on Form 10-K, and the impact of this revision of Adtalem’s previously reported annual Consolidated Financial Statements are detailed below. In connection with this revision, Adtalem also corrected other immaterial errors in the prior periods, including certain errors that had previously been adjusted for in the period identified. We have also revised impacted amounts within the accompanying Notes to Consolidated Financial Statements.

The following table summarizes the effect of the revision on the affected line items within the Consolidated Balance Sheets (in thousands):

	June 30, 2023
	As Reported	Adjustment	As Revised
Assets:
Current assets:
Cash and cash equivalents	$273,689	$(1,495)	$272,194
Restricted cash	1,386	1,495	2,881
Prepaid expenses and other current assets	100,715	1,758	102,473
Total current assets	478,539	1,758	480,297
Noncurrent assets:
Property and equipment, net	258,522	(13,873)	244,649
Other assets, net	68,509	12,115	80,624
Total noncurrent assets	2,332,002	(1,758)	2,330,244

The following table summarizes the effect of the revision on the affected line items within the Consolidated Statements of Cash Flows (in thousands):

	Year Ended June 30, 2023
	As Reported	Adjustment	As Revised
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$41,575	$(199)	$41,376
Changes in assets and liabilities:
Cloud computing implementation assets	—	(13,873)	(13,873)
Accounts payable	21,666	3,078	24,744
Net cash provided by operating activities-continuing operations	205,684	(10,994)	194,690
Net cash provided by operating activities	202,908	(10,994)	191,914
Investing activities:
Capital expenditures	(37,008)	10,994	(26,014)
Net cash provided by investing activities-continuing operations	15,919	10,994	26,913
Net cash provided by investing activities	12,745	10,994	23,739
Non-cash investing and financing activities:
Accrued capital expenditures	8,203	(3,078)	5,125

3. Acquisitions

Walden University

On August 12, 2021, Adtalem completed the acquisition of 100% of the equity interest of Walden for $1,488.1 million, net of cash and restricted cash of $83.4 million. Adtalem funded the purchase with the $800.0 million in Notes (as defined in Note 14 “Debt”), the $850.0 million Term Loan B (as defined in Note 14 “Debt”), and available cash on hand. Walden offers more than 100 online certificate, bachelor’s, master’s, and doctoral degrees. The acquisition furthers Adtalem’s growth strategy as a leading healthcare educator in the U.S.

The operations of Walden are included in Adtalem’s Walden reportable segment (see Note 22 “Segment Information”). The results of Walden’s operations have been included in the Consolidated Financial Statements of Adtalem since the date of acquisition. For fiscal year 2022, this included revenue of $485.4 million and net loss of $3.9 million from the operations of Walden. In addition, we incurred acquisition-related costs of $22.3 million in fiscal year 2022, which were included in business acquisition and integration expense in the Consolidated Statements of Income.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

August 12,
2021
Assets acquired:
Cash and cash equivalents	$65,010
Restricted cash	18,389
Accounts and financing receivables	22,091
Prepaid expenses and other current assets	8,819
Property and equipment	25,882
Operating lease assets	6,096
Deferred income taxes	59
Intangible assets	833,351
Goodwill	651,052
Other assets, net	21,316
Total assets acquired	1,652,065
Liabilities assumed:
Accounts payable	31,971
Accrued payroll and benefits	25,639
Accrued liabilities	1,620
Deferred revenue	10,958
Current operating lease liabilities	1,983
Long-term operating lease liabilities	4,343
Other liabilities	4,098
Total liabilities assumed	80,612
Net assets acquired	$1,571,453

The fair value of the assets acquired includes accounts receivable of $22.1 million. The gross amount due under contracts is $37.9 million, of which $15.8 million was expected to be uncollectible.

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, was all assigned to the Walden reporting unit and reportable segment. The entire goodwill amount is tax deductible. Factors that contributed to a purchase price resulting in the recognition of goodwill includes Walden’s strategic fit into Adtalem’s healthcare educator strategy, the reputation of the Walden brand as a leader in online education industry, and potential future growth opportunity. Of the $833.4 million of acquired intangible assets, $495.8 million was assigned to Title IV eligibility and accreditations and $119.6 million was assigned to trade names, each of which has been determined not to be subject to amortization. The values and estimated useful lives of other intangible assets acquired were as follows (in thousands):

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

Year Ended June 30,
2022
Revenue	$1,451,081
Net income	$385,110

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

4. Discontinued Operations

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s Consolidated Financial Statements as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s financial results. Adtalem received $5.5 million, $4.1 million, and $2.9 million during fiscal year 2024, 2023, and 2022, respectively, related to the earn-out. We have received a total of $12.5 million related to the earn-out thus far. In connection with the closing of the sale, Adtalem loaned to DeVry University $10.0 million under the terms of the promissory note, dated as of December 11, 2018 (the “DeVry Note”). The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan repayment of $10.0 million during the third quarter of fiscal year 2022.

On March 10, 2022, Adtalem completed the sale of ACAMS, Becker, and OCL to Wendel Group and Colibri Group (“Purchaser”), pursuant to the Equity Purchase Agreement (“Purchase Agreement”) dated January 24, 2022. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Adtalem sold the issued and outstanding shares of ACAMS, Becker, and OCL to the Purchaser for $962.7 million, net of cash of $21.5 million, subject to certain post-closing adjustments. In addition, on June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration, which resulted in a transfer of $1.9 million in cash. We recorded a loss of $3.6 million in fiscal year 2023 for post-closing working capital adjustments to the initial sales prices for ACAMS, Becker, and OCL and a tax return to provision adjustment, which is included in (loss) gain on disposal of discontinued operations before income taxes in the Consolidated Statements of Income. These divestitures are the culmination of a long-term strategy to sharpen the focus of our portfolio and enhance our ability to address the growing and unmet demand for healthcare professionals in the U.S. As these sales represented a strategic shift that had a major effect on Adtalem’s operations and financial results, these businesses previously included in our former Financial Services segment are presented in Adtalem’s Consolidated Financial Statements as discontinued operations.

The following is a summary of income statement information reported as discontinued operations, which includes expense from ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures, ACAMS, Becker, OCL, and EduPristine operations through the date of each respective sale, the gain on disposal of these entities, a loss from post-closing working capital adjustments to the initial sales prices and a tax return to provision adjustment, and the earn-outs we received (in thousands):

	Year Ended June 30,
	2024	2023	2022
Revenue	$—	$—	$153,762
Operating cost and expense:
Cost of educational services	—	—	26,996
Student services and administrative expense	762	8,464	126,252
Restructuring expense	—	—	1,500
Total operating cost and expense	762	8,464	154,748
Loss from discontinued operations before income taxes	(762)	(8,464)	(986)
(Loss) gain on disposal of discontinued operations before income taxes	—	(3,576)	473,483
(Provision for) benefit from income taxes	(174)	3,646	(125,551)
(Loss) income from discontinued operations	$(936)	$(8,394)	$346,946

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Year Ended June 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$633,522	$595,332	$342,389	$1,571,243
Other	—	—	13,409	13,409
Total	$633,522	$595,332	$355,798	$1,584,652

	Year Ended June 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$571,034	$533,725	$334,323	$1,439,082
Other	—	—	11,744	11,744
Total	$571,034	$533,725	$346,067	$1,450,826

	Year Ended June 30, 2022
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$557,536	$485,393	$328,382	$1,371,311
Other	—	—	10,531	10,531
Total	$557,536	$485,393	$338,913	$1,381,842

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

Students may receive discounts, scholarships, or refunds, which gives rise to variable consideration. The amounts of discounts or scholarships are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these discounts or scholarships from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption based on our historical experience of student persistence toward completion of study. The contract liability associated with these material rights is presented as deferred revenue within current liabilities and other liabilities within noncurrent liabilities on the Consolidated Balance Sheets based on the amounts expected to be redeemed in the next 12 months. The contract liability amount associated with these material rights within current liabilities is $24.1 million and $10.6 million as of June 30, 2024 and 2023, respectively, and the amount within noncurrent liabilities is $19.6 million and $10.4 million as of June 30, 2024 and 2023, respectively. The noncurrent contract liability associated with these material rights is expected to be earned over approximately the next four fiscal years.

Upon withdrawal, a student may be eligible to receive a refund, or partial refund, the amount of which is dependent on the timing of the withdrawal during the academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit Adtalem to retain a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Adtalem in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. For contracts with similar characteristics and historical data on refunds, the expected value method is applied in determining the variable consideration related to refunds. Estimates of Adtalem’s expected refunds are determined at the outset of each academic term, based upon actual refunds in previous academic terms. Reserves related to refunds are presented as refund liabilities within accrued liabilities on the Consolidated Balance Sheets. All refunds are netted against revenue during the applicable academic term.

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

Contract Balances

Students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term and to provide for any scholarships or discounts that are deemed a material right under ASC 606. As instruction is provided or the deferred value of material rights are redeemed, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s credit extension programs (see Note 10 “Accounts and Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts and financing receivables is reduced.

Deferred revenue within current liabilities is $185.3 million and $153.9 million as of June 30, 2024 and 2023, respectively, and deferred revenue within noncurrent liabilities is $19.6 million and $10.4 million as of June 30, 2024 and 2023, respectively. Revenue of $153.9 million and $149.8 million was recognized during fiscal year 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2024 and 2023, respectively.

The difference between the opening and closing balances of deferred revenue includes decreases from revenue recognized during the period, increases from charges related to the start of academic terms beginning during the period, increases from payments received related to academic terms commencing after the end of the period, and increases from recognizing additional performance obligations for material rights during the period.

6. Restructuring Expense

During fiscal year 2024, Adtalem recorded restructuring expense primarily driven by prior real estate consolidations at Adtalem’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities. During fiscal year 2023, Adtalem recorded restructuring expense primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. During fiscal year 2022, Adtalem recorded restructuring expense primarily driven by workforce reductions and contract terminations related to synergy actions with regards to the Walden acquisition and Medical and Veterinary and Adtalem’s home office real estate consolidations. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Adtalem’s home office is classified as “Home Office” in Note 22 “Segment Information.” Restructuring expense by segment were as follows (in thousands):

	Year Ended June 30, 2024
	Real Estate and Other	Termination Benefits	Total
Walden	$(776)	$—	$(776)
Medical and Veterinary	402	40	442
Home Office	2,204	—	2,204
Total	$1,830	$40	$1,870

	Year Ended June 30, 2023
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$818	$—	$818
Walden	3,191	54	3,245
Medical and Veterinary	7,071	616	7,687
Home Office	6,117	950	7,067
Total	$17,197	$1,620	$18,817

	Year Ended June 30, 2022
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$835	$2,003	$2,838
Walden	—	4,053	4,053
Medical and Veterinary	7,675	2,116	9,791
Home Office	5,977	2,969	8,946
Total	$14,487	$11,141	$25,628

The following table summarizes the separation and restructuring plan activity for fiscal years 2023 and 2024, for which cash payments are required (in thousands):

Liability balance as of June 30, 2022	$813
Increase in liability (separation and other charges)	1,620
Reduction in liability (payments and adjustments)	(1,692)
Liability balance as of June 30, 2023	741
Increase in liability (separation and other charges)	40
Reduction in liability (payments and adjustments)	(781)
Liability balance as of June 30, 2024	$—

These liability balances are recorded as accrued liabilities on the Consolidated Balance Sheets.

7. Other Income, Net

Other income, net consisted of the following (in thousands):

	Year Ended June 30,
	2024	2023	2022
Interest and dividend income	$9,177	$10,654	$4,379
Investment gain (loss)	1,365	(3,689)	(3,271)
Other income, net	$10,542	$6,965	$1,108

Investment gain (loss) includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations (see Note 19 “Employee Benefit Plans” for additional information). In addition, investment gain (loss) includes an impairment of $5.0 million in fiscal year 2023 on an equity investment with no readily determinable fair value (see Note 20 “Fair Value Measurements” for additional information).

8. Income Taxes

Income from continuing operations before income taxes, classified by source of income, was as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Domestic	$89,752	$51,422	$(112,151)
Foreign	74,185	60,613	60,657
Total	$163,937	$112,035	$(51,494)

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Current tax provision (benefit):
U.S. federal	$11,243	$13,761	$(6,767)
State and local	3,489	824	4,154
Foreign	419	614	725
Total current	15,151	15,199	(1,888)
Deferred tax provision (benefit):
U.S. federal	4,870	(1,099)	(6,425)
State and local	2,745	(4,347)	(6,597)
Foreign	3,458	530	(629)
Total deferred	11,073	(4,916)	(13,651)
Provision for (benefit from) income taxes	$26,224	$10,283	$(15,539)

The effective tax rate differs from the statutory tax rates as follows (in thousands):

	Year Ended June 30,
	2024		2023		2022
Income tax at statutory rate	$34,427	21.0%	$23,527	21.0%	$(10,814)	21.0%
Lower rates on foreign operations	(11,419)	(7.0)%	(11,668)	(10.4)%	(12,879)	25.0%
State income taxes	4,557	2.8%	2,719	2.4%	(661)	1.3%
Loss on investment in subsidiary	—	—%	—	—%	(1,669)	3.2%
Deferred tax benefit from acquisitions and divestitures	—	—%	—	—%	(1,153)	2.2%
Research and development tax credits	(1,589)	(1.0)%	(1,862)	(1.7)%	—	—%
Change in valuation allowance	(621)	(0.4)%	(9,769)	(8.7)%	5,406	(10.5)%
Reduction in state loss carryforwards	—	—%	2,340	2.1%	(5,882)	11.4%
Permanent non-deductible items	2,293	1.4%	1,630	1.5%	2,788	(5.4)%
Foreign tax provisions under GILTI	4,908	3.0%	3,569	3.2%	8,581	(16.7)%
Change in unrecognized tax benefits	(6,849)	(4.2)%	791	0.7%	56	(0.1)%
Other	517	0.3%	(994)	(0.9)%	688	(1.3)%
Provision for (benefit from) income taxes	$26,224	16.0%	$10,283	9.2%	$(15,539)	30.2%

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. The components of the deferred income tax assets and liabilities were as follows (in thousands):

	June 30,
	2024	2023
Employee benefits	$15,866	$11,719
Stock-based compensation	7,664	7,310
Receivable reserve	9,028	6,246
Capitalized research and experimental costs	9,322	8,075
Operating lease liabilities	42,526	41,235
Other reserves	12,439	6,246
Loss and credit carryforwards, net	15,426	19,259
Less: valuation allowance	—	(621)
Gross deferred tax assets	112,271	99,469
Depreciation	(8,298)	(5,643)
Deferred taxes on unremitted foreign earnings	(210)	(428)
Amortization of intangible assets	(50,035)	(31,294)
Operating lease assets	(34,166)	(31,478)
Gross deferred tax liability	(92,709)	(68,843)
Net deferred tax asset	$19,562	$30,626

As of June 30, 2024, Adtalem had $164.4 million of gross, post apportioned state net operating loss carryforwards, and $13.0 million of gross foreign net operating loss carryforwards in St. Maarten. As of June 30, 2023, Adtalem had $190.8 million of gross, post apportioned state net operating loss carryforwards, and $17.3 million of foreign net operating loss carryforwards in St. Maarten and other jurisdictions.

Adtalem has the following tax net operating loss (tax effected), interest (tax effected), and credit carryforwards as of June 30, 2024 (in thousands):

	June 30,	Years of Expiration
	2024	Beginning	Ending

U.S. interest expense carryforwards	$506	no expiration
U.S. credit carryforwards	672	2027	2030
State net operating loss carryforwards	9,053	2025	2043
State interest expense carryforwards	592	no expiration
State credit carryforwards	130	no expiration
Foreign net operating loss carryforwards	4,473	2030	2033
Total loss and credit carryforwards, net	$15,426

Two of Adtalem’s businesses benefit from local tax incentives: RUSM, which operates in Barbados and RUSVM, which operates in St. Kitts. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039. RUSVM has an exemption in St. Kitts until 2037.

Adtalem does not assert that the accumulated undistributed earnings of its foreign subsidiaries are indefinitely reinvested in foreign jurisdictions. Adtalem has accrued immaterial applicable state income and foreign withholding taxes on such undistributed earnings.

Adtalem reviews the realizability of its deferred tax assets and related valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. A valuation allowance is established when, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Based on our review of all available positive and negative evidence, it is more likely than not that we will recognize all deferred tax assets and, therefore, we do not have a valuation allowance on our deferred tax assets as of June 30, 2024. The valuation allowance on our deferred tax assets was $0.6 million as of June 30, 2023 and mainly related to foreign net operating loss carryforwards. The valuation allowance decreased by $0.6 million in fiscal year 2024 compared to fiscal year 2023 and decreased by $9.8 million in fiscal year 2023 compared to fiscal year 2022. Insufficient projected taxable income in certain jurisdictions may give rise to the need for a valuation allowance. We will continue to evaluate the need for valuation allowances and, as circumstances change, the valuation allowance may change. The changes in our valuation allowances were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Balance at beginning of period	$621	$10,390	$4,985
Charged to costs and expenses	—	(2,677)	5,522
Deductions	(621)	(7,092)	(117)
Balance at end of period	$—	$621	$10,390

Our effective tax rates from continuing operations were 16.0%, 9.2%, and 30.2% in fiscal year 2024, 2023, and 2022, respectively. In fiscal year 2024, our effective tax rate increase was primarily due to an increase in the percentage of earnings from operations in higher taxed jurisdictions and a limitation of tax benefits on certain executive compensation. The rate increase was partially offset due to the lapsing of statues of limitations for unrecognized tax benefits in fiscal year 2024. In addition, in fiscal year 2023, we released a valuation allowance on certain deferred tax assets based on our reassessment of the amount of state net operating loss carryforwards that are more likely than not to be realized. The income tax expenses in fiscal years 2024 and 2023 and the income tax benefit in fiscal year 2022 reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, liabilities for uncertain tax positions, and tax benefits on stock-based compensation.

As of June 30, 2024 and 2023, the total amount of gross unrecognized tax benefits for uncertain tax positions was $6.7 million and $13.1 million, respectively, which if recognized, would impact the effective tax rate. We expect that our unrecognized tax benefits will decrease during the next 12 months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to be immaterial. Adtalem classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2024 and 2023 was $1.2 million and $1.6 million, respectively. Interest and penalties expense recognized during the years ended June 30, 2024, 2023, and 2022 were a net decrease of $0.4 million, a net increase of $0.7 million, and a net increase of $0.3 million, respectively. The changes in our unrecognized tax benefits were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Balance at beginning of period	$13,128	$11,645	$9,836
Increases from positions taken during prior periods	953	1,299	1,074
Decreases from positions taken during prior periods	(1,248)	—	(1,737)
Increases from positions taken during the current period	554	665	2,845
Reductions due to lapse of statute	(6,664)	(481)	(373)
Balance at end of period	$6,723	$13,128	$11,645

Adtalem files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions based on existing tax laws and incentives. Adtalem remains generally subject to examination in the U.S. for years beginning on or after July 1, 2020; in various states for years beginning on or after July 1, 2019; and in our significant foreign jurisdictions for years beginning on or after July 1, 2017.

9. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Year Ended June 30,
	2024	2023	2022
Numerator:
Net income (loss):
Continuing operations	$137,713	$101,752	$(35,955)
Discontinued operations	(936)	(8,394)	346,946
Net income	$136,777	$93,358	$310,991

Denominator:
Weighted-average basic shares outstanding	39,413	44,781	48,388
Effect of dilutive stock awards	894	743	—
Effect of ASR	—	76	—
Weighted-average diluted shares outstanding	40,307	45,600	48,388

Earnings (loss) per share:
Basic:
Continuing operations	$3.49	$2.27	$(0.74)
Discontinued operations	$(0.02)	$(0.19)	$7.17
Total basic earnings per share	$3.47	$2.08	$6.43
Diluted:
Continuing operations	$3.42	$2.23	$(0.74)
Discontinued operations	$(0.02)	$(0.18)	$7.17
Total diluted earnings per share	$3.39	$2.05	$6.43

Weighted-average antidilutive shares	115	403	1,869

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

10. Accounts and Financing Receivables

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

The classification of our accounts and financing receivable balances was as follows (in thousands):

	June 30, 2024
	Gross	Allowance	Net
Accounts receivables, current	$159,406	$(35,336)	$124,070
Financing receivables, current	5,239	(2,476)	2,763
Accounts and financing receivables, current	$164,645	$(37,812)	$126,833

Financing receivables, current	$5,239	$(2,476)	$2,763
Financing receivables, noncurrent	36,214	(10,082)	26,132
Total financing receivables	$41,453	$(12,558)	$28,895

	June 30, 2023
	Gross	Allowance	Net
Accounts receivables, current	$129,318	$(29,190)	$100,128
Financing receivables, current	4,757	(2,136)	2,621
Accounts and financing receivables, current	$134,075	$(31,326)	$102,749

Financing receivables, current	$4,757	$(2,136)	$2,621
Financing receivables, noncurrent	36,368	(9,332)	27,036
Total financing receivables	$41,125	$(11,468)	$29,657

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

Credit Quality

The primary credit quality indicator for our financing receivables is delinquency. Balances are considered delinquent when contractual payments on the loan become past due. We write-off financing receivable balances when they are at least 181 days past due. Payments are applied first to outstanding interest and then to the unpaid principal balance.

The credit quality analysis of financing receivables as of June 30, 2024 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2020	2021	2022	2023	2024	Total
1-30 days past due	$552	$—	$214	$111	$1,188	$1,146	$3,211
31-60 days past due	213	90	65	37	567	1,488	2,460
61-90 days past due	174	—	5	110	370	257	916
91-120 days past due	—	11	434	20	206	791	1,462
121-150 days past due	51	88	63	314	268	91	875
Greater than 150 days past due	2,556	466	1,366	1,300	1,920	987	8,595
Total past due	3,546	655	2,147	1,892	4,519	4,760	17,519
Current	6,014	748	3,944	1,897	4,549	6,782	23,934
Financing receivables, gross	$9,560	$1,403	$6,091	$3,789	$9,068	$11,542	$41,453
Gross write-offs	$1,145	$279	$509	$597	$729	$2	$3,261

The credit quality analysis of financing receivables as of June 30, 2023 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2019	2020	2021	2022	2023	Total
1-30 days past due	$186	$79	$115	$137	$735	$1,944	$3,196
31-60 days past due	61	34	—	359	573	1,103	2,130
61-90 days past due	97	39	110	65	559	368	1,238
91-120 days past due	2	17	2	13	77	200	311
121-150 days past due	62	37	26	45	147	129	446
Greater than 150 days past due	2,641	734	708	2,071	1,457	381	7,992
Total past due	3,049	940	961	2,690	3,548	4,125	15,313
Current	6,199	1,112	820	5,350	2,608	9,723	25,812
Financing receivables, gross	$9,248	$2,052	$1,781	$8,040	$6,156	$13,848	$41,125

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in our accounts and financing receivable balances as of each balance sheet date. In evaluating the collectability of our accounts and financing receivable balances, we utilize historical events, current conditions, and reasonable and supportable forecasts about the future.

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

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Accounts	Financing	Total
June 30, 2021	$11,559	$16,832	$28,391
Write-offs	(15,980)	(5,287)	(21,267)
Recoveries	11,488	35	11,523
Provision for credit losses	23,830	3,311	27,141
June 30, 2022	30,897	14,891	45,788
Write-offs	(43,273)	(7,653)	(50,926)
Recoveries	12,207	590	12,797
Provision for credit losses	29,359	3,640	32,999
June 30, 2023	29,190	11,468	40,658
Write-offs	(54,897)	(3,261)	(58,158)
Recoveries	10,806	1,413	12,219
Provision for credit losses	50,237	2,938	53,175
June 30, 2024	$35,336	$12,558	$47,894

Other Financing Receivables

In connection with the sale of DeVry University, Adtalem loaned $10.0 million to DeVry University under the terms of the DeVry Note. The DeVry Note bore interest at a rate of 4% per annum, payable annually in arrears, and had a maturity date of January 1, 2022. We received the loan payment of $10.0 million during the third quarter of fiscal year 2022.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”). In connection with the sale, Adtalem held a mortgage from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The carrying value of the DePaul College Prep loan receivable was included in other assets, net on the Consolidated Balance Sheets and was determined by discounting the future cash flows using an average of current rates for similar arrangements, which was estimated at 7% per annum. On February 23, 2023, DePaul College Prep paid the mortgage in full, which resulted in derecognition of the note receivable from the Consolidated Balance Sheets.

11. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful Life	2024	2023
Land	-	$31,776	$35,956
Buildings and improvements	10 - 31 years	200,274	206,349
Leasehold improvements	Shorter of asset useful life or lease term	114,019	99,777
Furniture and equipment	3 - 8 years	103,961	125,594
Software	3 - 5 years	113,219	92,212
Construction in progress	-	11,554	23,390
Property and equipment, gross		574,803	583,278
Accumulated depreciation		(326,279)	(338,629)
Property and equipment, net		$248,524	$244,649

Depreciation expense was $39.7 million, $41.4 million, and $44.6 million for the years ended June 30, 2024, 2023, and 2022, respectively.

During the second quarter of fiscal year 2024, management committed to a plan to sell a building owned by Adtalem located in Naperville, Illinois, and the building met criteria to be classified as assets held for sale. As a result, the building’s carrying value of $8.4 million was adjusted to its estimated fair value less cost to sell of $7.8 million, and the resulting $0.6 million charge was recognized within student services and administrative expense in the Consolidated Statements of

Income for the year ended June 30, 2024. In addition, the building is presented as assets held for sale on the Consolidated Balance Sheets as of June 30, 2024.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and held a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The buyer had an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes. Adtalem continued to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheets. See Note 10 “Accounts and Financing Receivables” for a discussion on the discounting of the note receivable. On February 23, 2023, DePaul College Prep paid the mortgage in full. The $46.8 million received during fiscal year 2023 is classified as an investing activity in the Consolidated Statements of Cash Flows. Upon receiving full repayment of the mortgage, Adtalem no longer is involved in the financing of the sale and therefore derecognized the note receivable, the financing payable, and the assets associated with the campus facility, which resulted in recognizing a gain on sale of assets of $13.3 million in fiscal year 2023. This gain was recorded at Adtalem’s home office, which is classified as “Home Office” in Note 22 “Segment Information.”

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

As of June 30, 2024, we had entered into three additional operating leases that have not yet commenced. The first lease is expected to commence during the first quarter of fiscal year 2025, has a 10-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $1.3 million. The second lease is expected to commence during the second quarter of fiscal year 2025, has a 15-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $6.3 million. The third lease is expected to commence during the second quarter of fiscal year 2025, has a 15-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $4.0 million.

The components of lease cost were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Operating lease cost	$44,365	$48,181	$55,257
Sublease income	(9,107)	(13,329)	(13,920)
Total lease cost	$35,258	$34,852	$41,337

Maturities of lease liabilities as of June 30, 2024 were as follows (in thousands):

Operating
Fiscal Year	Leases
2025	$44,419
2026	44,406
2027	43,012
2028	36,054
2029	26,313
Thereafter	89,337
Total lease payments	283,541
Less: tenant improvement allowance not yet received	(8,631)
Less: imputed interest	(75,769)
Present value of lease liabilities	$199,141

Lease term and discount rate were as follows:

June 30, 2024
Weighted-average remaining operating lease term (years)	6.8
Weighted-average operating lease discount rate	7.4%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$41,063	$58,198	$52,540
Operating lease assets obtained in exchange for operating lease liabilities	$34,719	$32,476	$49,136

Adtalem maintains agreements to sublease either a portion or the full leased space at four of its operating lease locations. Most of these subleases are a result of Adtalem retaining leases associated with restructured lease activities at DeVry University and Carrington College prior to their divestitures during fiscal year 2019. All sublease expirations with DeVry University and Carrington College coincide with Adtalem’s original head lease expiration dates. At that time, Adtalem will be relieved of its obligations. In addition, Adtalem has entered into subleases with non-affiliated entities for vacated or partially vacated space from restructuring activities. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum sublease rental income under these agreements as of June 30, 2024, were as follows (in thousands):

Fiscal Year	Amount
2025	$5,255
2026	2,038
Total sublease rental income	$7,293

13. Goodwill and Intangible Assets

Goodwill balances by reporting unit were as follows (in thousands):

	June 30,
	2024	2023
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
AUC	68,321	68,321
RUSM	180,089	180,089
RUSVM	57,084	57,084
Total	$961,262	$961,262

Goodwill balances by reportable segment were as follows (in thousands):

	June 30,
	2024	2023
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	June 30, 2024		June 30, 2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Student relationships	$161,900	$(161,900)	$161,900	$(137,476)	3 Years
Curriculum	56,091	(32,257)	56,091	(21,037)	5 Years
Total	$217,991	$(194,157)	$217,991	$(158,513)

Indefinite-lived intangible assets consisted of the following (in thousands):

	June 30,
	2024	2023
Walden trade name	$119,560	$119,560
AUC trade name	17,100	17,100
RUSM trade name	3,500	3,500
RUSVM trade name	1,600	1,600
Chamberlain Title IV eligibility and accreditations	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	495,800
AUC Title IV eligibility and accreditations	100,000	100,000
RUSM Title IV eligibility and accreditations	11,600	11,600
RUSVM Title IV eligibility and accreditations	2,500	2,500
Total	$752,860	$752,860

Indefinite-lived intangible asset balances by reportable segment were as follows (in thousands):

	June 30,
	2024	2023
Chamberlain	$1,200	$1,200
Walden	615,360	615,360
Medical and Veterinary	136,300	136,300
Total	$752,860	$752,860

Amortization expense for amortized intangible assets was $35.6 million, $61.2 million, and $97.3 million for the years ended June 30, 2024, 2023, and 2022, respectively. Future intangible asset amortization expense, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2025	$11,220
2026	11,220
2027	1,394
Total	$23,834

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

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. There were no triggering events in fiscal year 2024 and our annual testing date is May 31.

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

As of May 31, 2024, we elected to perform a qualitative assessment for all reporting units, except AUC. We analyzed qualitative factors, including results of operations and business conditions of the four reporting units where a qualitative assessment was performed, significant changes in cash flows of the reporting unit level or individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceeded carrying values to determine if it is more likely than not that the goodwill or indefinite-lived intangible assets were impaired. Based on the qualitative assessment of the four reporting units, it was determined that it was more likely than not that the fair values of the reporting units or individual indefinite-lived intangible assets exceeded the respective carrying values.

As of May 31, 2024, we did not elect to perform a qualitative assessment for the AUC trade name and AUC Title IV eligibility and accreditation indefinite-lived intangible assets, and therefore performed a quantitative assessment of the respective fair values. In determining fair value of the AUC trade name indefinite-lived intangible asset, we used the relief-from-royalty method. The significant assumptions used in this valuation approach are the risk-adjusted discount rate of 12.5%, forecasted revenue, a terminal revenue growth rate of 3.0%, and a royalty rate of 5.5%. In determining fair value of the AUC Title IV eligibility and accreditation indefinite-lived intangible asset, we used the with and without method in a discounted cash flow model. The significant assumptions used in this valuation approach are the risk-adjusted discount rate of 12.5%, forecasted revenue with and without the accreditations in place, and forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) with and without the accreditations in place. Based on these quantitative assessments, it was determined that the fair values of these indefinite-lived intangible assets in the AUC reporting unit exceeded their carrying values and therefore no impairment was identified.

As of May 31, 2024, we did not elect to perform a qualitative assessment for our AUC reporting unit and therefore performed a quantitative assessment of the reporting unit’s fair value. In determining fair value of the AUC reporting unit, we used the discounted cash flow model and the market multiple valuation approach. The significant assumptions used in the discounted cash flow model are the risk-adjusted discount rate of 12.5%, forecasted revenue and EBITDA, and a terminal growth rate of 3.0%. The significant assumptions used in the market multiple valuation approach include earnings multiples for comparable companies. Based on this quantitative assessment, it was determined that the fair value of the AUC reporting unit exceeded its carrying value and therefore no goodwill impairment was identified.

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

14. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	June 30,
	2024	2023
Senior Secured Notes due 2028	$404,950	$404,950
Term Loan B	253,333	303,333
Total principal	658,283	708,283
Unamortized debt discount and issuance costs	(9,571)	(13,206)
Long-term debt	$648,712	$695,077

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2025	$—
2026	—
2027	—
2028	404,950
2029	253,333
Total	$658,283

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $2.1 million recorded within interest expense in the Consolidated Statements of Income for the year ended June 30, 2022. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $0.1 million recorded within interest expense in the Consolidated Statements of Income for the year ended June 30, 2023. This debt was subsequently retired. The principal balance of the Notes is $405.0 million as of June 30, 2024.

Accrued interest on the Notes of $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of each of June 30, 2024 and 2023.

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

As of June 30, 2024, the interest rate for borrowings under the Term Loan B facility was 8.84%, which approximated the effective interest rate. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million, $50.0 million, and $50.0 million on September 22, 2022, November 22, 2022, and January 26, 2024, respectively. The principal balance of the Notes is $253.3 million as of June 30, 2024.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% for SOFR borrowings or 2.75% to 3.25% for ABR borrowings depending on Adtalem’s net first lien leverage ratio for such period. There were no borrowings under the Revolver during the year ended June 30, 2024, 2023, and 2022.

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of June 30, 2024, of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $242.1 million as of June 30, 2024.

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

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The remaining $6.0 million of unamortized debt issuance costs related to the Prior Credit Facility and the $10.3 million of debt issuances costs associated with an unused bridge facility, which was in place should the permanent financing not have been obtained, were expensed in interest expense in the Consolidated Statements of Income for the year ended June 30, 2022. In addition, based on the $396.7 million prepayment on the Term Loan B and $394.1 million prepayment on the Notes during fiscal year 2022, we expensed $12.5 million and $6.8 million, respectively, in interest expense in the Consolidated Statements of Income for the year ended

June 30, 2022, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B and Notes as of the prepayment dates. In addition, based on the $150.0 million and $50.0 million prepayments on the Term Loan B during fiscal year 2023 and 2024, respectively, we expensed $4.3 million and $1.1 million in interest expense in the Consolidated Statements of Income for the years ended June 30, 2023 and 2024, respectively, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment dates. The following table summarizes the unamortized debt discount and issuance costs activity for fiscal year 2024 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2023	$5,592	$7,614	$6,355	$19,561
Amortization of debt discount and issuance costs	(1,146)	(1,376)	(2,028)	(4,550)
Debt discount and issuance costs write-off	—	(1,113)	—	(1,113)
Unamortized debt discount and issuance costs as of June 30, 2024	$4,446	$5,125	$4,327	$13,898

Off-Balance Sheet Arrangements

The U.S. Department of Education (“ED”) has recently allowed reductions in our letters of credit totaling $90.8 million. On January 31, 2024, ED allowed a $76.2 million letter of credit in favor of ED to expire without any requirement for Adtalem to renew it. On April 26, 2024, ED indicated that it would permit Adtalem to reduce its $84.0 million surety-backed letter of credit in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs, to $69.4 million, which took effect on June 24, 2024, and was extended through December 31, 2024. In addition, Adtalem had a letter of credit outstanding under its Revolver in the amount of $157.9 million as of June 30, 2024, in favor of ED, which allows Adtalem institutions to participate in Title IV programs. As of June 30, 2024, Adtalem had $227.3 million of letters of credit outstanding in favor of ED.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $44.3 million of surety bonds as of June 30, 2024 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Interest Expense

Interest expense consisted of the following (in thousands):

	Year Ended June 30,
	2024	2023	2022
Notes interest expense	$22,272	$22,301	$39,371
Term Loan B interest expense	26,324	26,831	33,413
Term Loan B ticking fees	—	—	5,330
Prior Term Loan B interest expense	—	—	1,272
Term Loan B debt discount and issuance costs write-off	1,113	4,282	12,471
Notes issuance costs write-off	—	15	6,771
Gain on extinguishment of debt	—	(71)	(2,072)
Unused bridge fee	—	—	10,329
Prior Credit Facility issuance costs write-off	—	—	6,000
Swap settlement	—	—	4,525
Amortization of debt discount and issuance costs	4,550	4,832	7,083
Letters of credit fees	8,639	3,847	3,968
Other	761	1,063	887
Total	$63,659	$63,100	$129,348

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

Adtalem was in compliance with the Credit Agreement debt covenants and the Notes covenants as of June 30, 2024.

15. Redeemable Noncontrolling Interest

Prior to the third quarter of fiscal year 2022, Adtalem maintained a 69% ownership interest in EduPristine with the remaining 31% owned by Kaizen Management Advisors (“Kaizen”), an India-based private equity firm. Beginning on March 26, 2020, Adtalem had the right to exercise a call option and purchase any remaining EduPristine stock from Kaizen. Likewise, Kaizen had the right to exercise a put option and sell up to 33% of its remaining ownership interest in EduPristine to Adtalem. Beginning on March 26, 2022, Kaizen had the right to exercise a put option and sell its remaining ownership interest in EduPristine to Adtalem. During fiscal year 2022, Adtalem purchased the remaining ownership interest in EduPristine from Kaizen for $1.8 million, resulting in Adtalem owning 100% of EduPristine. Subsequently, Adtalem sold EduPristine in its entirety on June 17, 2022 (see Note 4 “Discontinued Operations” for additional information).

Since the put option was out of the control of Adtalem, authoritative guidance required the redeemable noncontrolling interest, which included the value of the put option, to be presented outside of the equity section of the Consolidated Balance Sheets.

16. Share Repurchases

Open Market Share Repurchase Programs

On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. Adtalem made share repurchases under its share repurchase programs as follows, which includes the market price of the shares, commissions, and excise tax (in thousands, except shares and per share data):

	Year Ended June 30,
	2024	2023	2022
Total number of share repurchases	5,446,113	3,207,036	—
Total cost of share repurchases	$261,183	$127,254	$—
Average price paid per share	$47.96	$39.68	$—

As of June 30, 2024, $211.6 million of authorized share repurchases were remaining under the fourteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

17. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component (in thousands):

	Year Ended June 30,
	2024	2023	2022
Foreign currency translation adjustments
Beginning balance	$(2,227)	$(2,227)	$(2,523)
Reclassification from other comprehensive income	—	—	296
Ending balance	$(2,227)	$(2,227)	$(2,227)

Interest rate swap
Beginning balance, gross	$—	$—	$(8,926)
Beginning balance, tax effect	—	—	2,231
Beginning balance, net of tax	—	—	(6,695)
Reclassification from other comprehensive income	—	—	6,695
Ending balance	$—	$—	$—

Total ending balance	$(2,227)	$(2,227)	$(2,227)

18. Stock-Based Compensation

Adtalem’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, directors, key executives, and managerial employees are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of June 30, 2024, 2,106,199 shares of common stock were available for future issuance under this plan.

Stock-based compensation expense is recognized on a straight-line basis over the required service period. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized over the requisite service period. We account for forfeitures of unvested awards in the period they occur. Adtalem issues new shares of common stock to satisfy stock option exercises, RSU vests, and PSU vests.

Stock-based compensation expense, which is included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Stock-based compensation	$25,947	$14,299	$22,611
Income tax benefit	(8,594)	(3,938)	(3,658)
Stock-based compensation, net of tax	$17,353	$10,361	$18,953

There was no capitalized stock-based compensation cost as of each of June 30, 2024 and 2023.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graduated vesting from the grant date and expire ten years from the grant date. The following table summarizes stock option activity for the year ended June 30, 2024:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of June 30, 2023	1,045,801	$36.02
Exercised	(494,314)	34.57
Expired	(1,144)	28.32
Outstanding as of June 30, 2024	550,343	37.34	6.0	$16,989
Exercisable as of June 30, 2024	410,668	$38.07	5.7	$12,376

The fair value of stock options that vested during the years ended June 30, 2024, 2023, and 2022 was $1.9 million, $2.1 million, and $4.7 million, respectively. As of June 30, 2024, $0.4 million of unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a remaining weighted-average period of 1.3 years. The total intrinsic value of stock options exercised for the years ended June 30, 2024, 2023, and 2022 was $10.0 million, $1.1 million, and $6.9 million, respectively. The tax benefit from options exercised for the years ended June 30, 2024, 2023, and 2022 was $2.5 million, $0.3 million, and $1.8 million, respectively.

The fair value of Adtalem’s stock options was estimated using a binomial model. This model uses historical cancellation and exercise experience of Adtalem to determine the option value. It also considers the illiquid nature of employee options during the vesting period.

The weighted-average estimated grant date fair value of options granted at market price under Adtalem’s stock-based incentive plans during the year ended June 30, 2022 was $14.72. No stock options were granted during fiscal years 2024 and 2023. The fair value of Adtalem’s stock option grants was estimated assuming the following weighted-average assumptions:

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

RSUs

Prior to fiscal year 2023, we granted RSUs generally with a four-year graduated vesting from the grant date. Beginning in fiscal year 2023, we grant RSUs generally with a three-year graduated vesting from the grant date. We also regularly grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the year ended June 30, 2024:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of June 30, 2023	737,733	$37.22
Granted	399,220	44.24
Vested	(340,923)	38.00
Forfeited	(40,189)	38.53
Unvested as of June 30, 2024	755,841	$40.51

The weighted-average grant date fair value per share of RSUs granted in the years ended June 30, 2024, 2023, and 2022 was $44.24, $39.90, and $35.57 respectively. The grant date fair value of RSUs that vested during the years ended June 30, 2024, 2023, and 2022 was $13.0 million, $9.4 million, and $7.9 million, respectively. As of June 30, 2024, $14.5 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 1.6 years.

PSUs

We issue PSUs generally with a three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the year ended June 30, 2024:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of June 30, 2023	490,300	$35.17
Granted (1)	336,900	50.02
Vested	(126,918)	29.92
Forfeited	(70,512)	35.60
Unvested as of June 30, 2024	629,770	$43.77
(1) Includes incremental PSUs awarded upon achievement of metrics.

The weighted-average grant date fair value per share of PSUs granted in the years ended June 30, 2024, 2023, and 2022 was $50.02, $40.43, and $33.84, respectively. The grant date fair value of PSUs that vested during the years ended June 30, 2024, 2023, and 2022 was $4.1 million, $3.4 million, and $2.6 million, respectively. As of June 30, 2024, $15.5 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.6 years.

19. Employee Benefit Plans

401(k) Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in Adtalem’s 401(k) Retirement Plan. Adtalem makes a matching employer contribution into the 401(k) Retirement Plan of 100% up to the first 6% of the participant’s eligible compensation. Expense for the matching employer contributions under the plan was $19.7 million, $17.9 million, and $18.4 million for the years ended June 30, 2024, 2023, and 2022, respectively.

Colleague Stock Purchase Plan

Under provisions of Adtalem’s current Colleague Stock Purchase Plan, any eligible employee may authorize Adtalem to withhold up to $25,000 of annual wages to purchase common stock of Adtalem. Adtalem implemented a new Colleague

Stock Purchase Plan approved by stockholders at Adtalem’s annual meeting of stockholders held on November 6, 2019 which allows for the issuance of 500,000 shares. Currently, employees can purchase Adtalem’s common stock at 90% of the prevailing market price on the purchase date. Adtalem subsidizes the remaining 10% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2024, 2023, and 2022. Total shares issued under the plans were 19,666, 18,463, and 18,328 for the years ended June 30, 2024, 2023, and 2022, respectively. These plans are intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, Adtalem is re-issuing treasury shares to satisfy colleague share purchases under this plan.

Nonqualified Deferred Compensation Plan

Adtalem has a nonqualified deferred compensation (“NDCP”) plan for highly compensated employees and its Board members. The plan allows participants to make tax-deferred contributions that cannot be made under the 401(k) Retirement Plan because of Internal Revenue Service limitations. The plan permits the deferral of up to 50% of a participant’s salary and up to 100% of a participant’s bonus or board fee. Adtalem currently matches up to 6% of the total eligible compensation of participants who make contributions under the plan. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Total liabilities under the NDCP plan included in accrued liabilities on the Consolidated Balance Sheets as of June 30, 2024 and 2023 were $12.2 million and $12.6 million, respectively. The increase or decrease in the fair value of the liabilities under the NDCP plan is included in student services and administrative expense in the Consolidated Statements of Income.

We have elected to fund our NDCP plan obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are placed in investments whose performance is generally consistent with the investments chosen by participants under their NDCP plan accounts, which are designated as trading securities and carried at fair value. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2024 and 2023 was $13.2 million and $12.5 million, respectively. We record trading gains and losses in other income, net in the Consolidated Statements of Income.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under a nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2024 and 2023 was $13.2 million and $12.5 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates its fair value, is included in accounts and financing receivables, net and other assets, net on the Consolidated Balance Sheets as of June 30, 2024 and 2023 of $28.9 million and $29.7 million, respectively, and is classified as Level 2. See Note 10 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of June 30, 2024 and 2023 were $12.2 million and $12.6 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of June 30, 2024 and 2023, borrowings under our long-term debt agreements were $658.3 million and $708.3 million, respectively. The fair value of the Notes was $389.5 million as of June 30, 2024, which is based upon quoted market prices and is classified as Level 1. The fair value of the Term Loan B was $254.9 million as of June 30, 2024, which is based upon quoted market prices in a non-active market and is classified as Level 2. See Note 14 “Debt” for additional information on our long-term debt agreements.

As of June 30, 2024 and 2023, there were no assets or liabilities measured at fair value using Level 3 inputs.

We recorded an impairment of $5.0 million on an equity investment with no readily determinable fair value within other income, net in the Consolidated Statements of Income for the year ended June 30, 2023 as the carrying value was no longer recoverable. Since initial recognition of the investment, there had been no upward or downward adjustments as a result of observable price changes. Following the impairment, the carrying amount of $5.0 million was reduced to zero.

Adtalem has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a nonrecurring basis include goodwill, intangible assets, and assets of businesses where the long-term value of the operations have been impaired. Goodwill and indefinite-lived intangible assets are not amortized, instead must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2024. See Note 13 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

21. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of June 30, 2024, we have adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. On March 23, 2022, Walden filed a Motion to Dismiss the Plaintiffs’ claims for failure to state a claim upon which relief can be granted. On November 27, 2022, the Court denied Walden’s motion to dismiss the complaint. Plaintiffs filed an amended complaint to add an additional plaintiff, Tareion Fluker. Walden answered the amended complaint on February 2, 2023. The parties participated in a non-binding mediation on May 4, 2023 and settlement discussions continued. At a second non-binding mediation held on September 21, 2023, the parties agreed on a $28.5 million payment to resolve the issues in the case, subject to agreement on non-financial terms. The parties subsequently agreed to the non-financial terms including an agreement by Walden to implement certain website disclosures and verifications and to make certain programmatic changes. A settlement agreement has been executed by the parties. The settlement agreement in no way constitutes an admission of wrongdoing or liability by Walden. Plaintiffs filed a motion for preliminary approval of the settlement agreement on March 28, 2024. On April 17, 2024, the District Court preliminarily approved the settlement, which includes the provisional certification of the settlement class (the “Class”). The Class opt-out deadline was June 19, 2024. On June 17, 2024, 25 former Walden students claimed that they should be included as members of the Class. Walden is investigating their claims. The opt-out deadline will be extended in relation to any additional former Walden students who are added to the Class. The Court had scheduled a fairness hearing on October 17, 2024 to determine, among other things, whether the requirements for certification of the Class have been met, whether the settlement should be approved as fair and reasonable, and whether the order and final judgment approving the settlement should be entered. The fairness hearing will be rescheduled to a later date. Regardless of whether any additional members are added to the class, the amount of the $28.5 million payment will be unaffected. We recorded a $28.5 million loss contingency accrual for this matter within accrued liabilities on the Consolidated Balance Sheets as of June 30, 2024. In January 2024, Adtalem made a claim for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc. (“Laureate”), dated September 11, 2020, pursuant to which Adtalem purchased Walden. If a settlement is approved by the Court, Adtalem expects to receive $5.5 million from Laureate in connection with such indemnification claim.

On June 6, 2022, plaintiff Rajesh Verma filed a lawsuit on behalf of himself and a class of similarly situated individuals in the Circuit Court of the Fourth Judicial Circuit, Duval County Florida, against Walden alleging that Walden was placing telephonic sales calls to persons on the National Do-Not-Call Registry, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq. Although originally filed in state court, Walden removed the case to federal court and filed a motion to dismiss plaintiff’s complaint. On August 26, 2022, plaintiff filed a motion to remand Count I of the complaint to state court. On March 2, 2023, plaintiff filed an amended complaint to add a Florida state law claim against Walden under the Florida Telephone Solicitation Act (“FTSA”). On March 16, 2023, Walden filed its answer to the amended complaint. On March 29, 2023, Walden’s motion to dismiss plaintiff’s complaint and plaintiff’s motion to remand Count I of the complaint were denied. A non-binding mediation was held on September 18, 2023. The parties reached a settlement for an immaterial amount subject to Court approval. On November 27, 2023, the parties filed a motion for preliminary approval of the settlement agreement. On May 20, 2024, the Court granted preliminary approval to the settlement. The final settlement approval hearing is scheduled for October 29, 2024.

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

In late January 2024 and early February 2024, ED sent notice to Chamberlain, RUSM, RUSVM, and Walden that it had received approximately 3,225, 1,700, 1,900, and 7,740 borrower defense to repayment applications filed by students at Chamberlain, RUSM, RUSVM, and Walden respectively between June 23, 2022 and November 15, 2022. Each application seeks forgiveness of federal student loans made to these students. In the notices received, ED indicated that: (1) the notification was occurring prior to any substantive review of the application as well as its adjudication; (2) it would send the applications to each institution in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by ED. ED has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions ED chooses to initiate will have their own notification and response processes, which include an opportunity to provide additional evidence to the institutions. ED has indicated that an institution will learn of ED’s determination to forgive student loans only if it approves a borrower defense to repayment application and ED seeks recoupment. Chamberlain, RUSM, RUSVM, and Walden have responded to all of the applications received and they believe that none properly stated a claim for loan forgiveness.

22. Segment Information

We present three reportable segments as follows:

Chamberlain – Offers degree and certificate programs in the nursing and health professions postsecondary education industry. This segment includes the operations of Chamberlain.

Walden – Offers degree and certificate programs, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice. This segment includes the operations of Walden, which was acquired by Adtalem on August 12, 2021. See Note 3 “Acquisitions” for additional information on the acquisition.

Medical and Veterinary – Offers degree and certificate programs in the medical and veterinary postsecondary education industry. This segment includes the operations of AUC, RUSM, and RUSVM, which are collectively referred to as the “medical and veterinary schools.”

Certain expenses previously allocated to ACAMS, Becker, OCL, and EduPristine within our former Financial Services segment during the first quarter of fiscal year 2022 have been reclassified to Home Office based on discontinued operations reporting guidance regarding allocation of corporate overhead. Beginning in the second quarter of fiscal year 2022, these costs are being allocated to the Chamberlain, Walden, and Medical and Veterinary segments.

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of deferred revenue adjustment, CEO transition costs, restructuring expense, business acquisition and integration expense, amortization of acquired intangible assets, litigation reserve, loss on assets held for sale, debt modification costs, and gain on sale of assets. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment is not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Revenue:
Chamberlain	$633,522	$571,034	$557,536
Walden	595,332	533,725	485,393
Medical and Veterinary	355,798	346,067	338,913
Total consolidated revenue	$1,584,652	$1,450,826	$1,381,842
Adjusted operating income:
Chamberlain	$137,800	$135,503	$127,252
Walden	130,547	110,364	104,582
Medical and Veterinary	71,507	67,336	69,148
Home Office	(31,076)	(25,633)	(33,380)
Total consolidated adjusted operating income	308,778	287,570	267,602
Reconciliation to Consolidated Financial Statements:
Deferred revenue adjustment	—	—	(8,561)
CEO transition costs	—	—	(6,195)
Restructuring expense	(1,870)	(18,817)	(25,628)
Business acquisition and integration expense	(34,215)	(42,661)	(53,198)
Amortization of acquired intangible assets:	(35,644)	(61,239)	(97,274)
Litigation reserve	(18,500)	(10,000)	—
Loss on assets held for sale	(647)	—	—
Debt modification costs	(848)	—	—
Gain on sale of assets	—	13,317	—
Total consolidated operating income	217,054	168,170	76,746
Interest expense	(63,659)	(63,100)	(129,348)
Other income, net	10,542	6,965	1,108
Total consolidated income (loss) from continuing operations before income taxes	$163,937	$112,035	$(51,494)
Capital expenditures:
Chamberlain	$26,293	$13,934	$15,235
Walden	5,889	1,084	5,393
Medical and Veterinary	5,708	3,358	3,277
Home Office	11,003	7,638	7,149
Total consolidated capital expenditures	$48,893	$26,014	$31,054
Depreciation:
Chamberlain	$18,752	$17,175	$18,547
Walden	7,389	9,419	9,255
Medical and Veterinary	11,983	12,438	13,890
Home Office	1,552	2,344	2,882
Total consolidated depreciation	$39,676	$41,376	$44,574
Amortization of acquired intangible assets:
Walden	$35,644	$61,239	$97,274
Total consolidated amortization of acquired intangible assets	$35,644	$61,239	$97,274

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Revenue by geographic area:
Domestic operations	$1,228,854	$1,104,759	$1,042,929
Barbados, St. Kitts, and St. Maarten	355,798	346,067	338,913
Total consolidated revenue	$1,584,652	$1,450,826	$1,381,842
Long-lived assets by geographic area:
Domestic operations	$283,597	$256,268	$289,129
Barbados, St. Kitts, and St. Maarten	149,507	163,058	178,792
Total consolidated long-lived assets	$433,104	$419,326	$467,921

No one customer accounted for more than 10% of Adtalem’s consolidated revenue for all periods presented.

23. Revision of Previously Issued Consolidated Financial Statements (Unaudited)

As described in Note 2 “Summary of Significant Accounting Policies,” Adtalem identified an error in the presentation of capitalized cloud computing implementation costs in its previously issued financial statements. Adtalem assessed the materiality of this error individually and in the aggregate with other previously identified errors to prior periods’ Consolidated Financial Statements and concluded the errors were not material to prior periods and therefore, amendments of previously filed reports are not required. The errors impacted the unaudited Consolidated Balance Sheets and unaudited Consolidated Statements of Cash Flows as of and for the nine months ended March 31, 2024 and 2023, as of and for the six months ended December 31, 2023 and 2022, and as of and for the three months ended September 30, 2023 and 2022. In each of Adtalem’s fiscal year 2025 interim Form 10-Qs, the impact of this revision will be incorporated into the prior periods, as applicable. In connection with this revision, Adtalem also corrected other immaterial errors in the prior periods, including certain errors that had previously been adjusted for in the period identified.

The following tables summarize the effect of the revision on the affected line items within the Consolidated Balance Sheets (in thousands):

	March 31, 2024
	As Reported	Adjustment	As Revised
Assets:
Current assets:
Prepaid expenses and other current assets	$59,401	$4,183	$63,584
Total current assets	387,634	4,183	391,817
Noncurrent assets:
Property and equipment, net	272,792	(33,135)	239,657
Other assets, net	67,768	28,952	96,720
Total noncurrent assets	2,327,400	(4,183)	2,323,217

	December 31, 2023
	As Reported	Adjustment	As Revised
Assets:
Current assets:
Prepaid expenses and other current assets	$58,356	$3,010	$61,366
Total current assets	378,099	3,010	381,109
Noncurrent assets:
Property and equipment, net	260,484	(25,187)	235,297
Other assets, net	65,852	22,177	88,029
Total noncurrent assets	2,322,826	(3,010)	2,319,816

	September 30, 2023
	As Reported	Adjustment	As Revised
Assets:
Current assets:
Cash and cash equivalents	$262,438	$(1,612)	$260,826
Restricted cash	1,988	1,612	3,600
Prepaid expenses and other current assets	60,750	2,103	62,853
Total current assets	472,928	2,103	475,031
Noncurrent assets:
Property and equipment, net	264,766	(18,097)	246,669
Other assets, net	67,634	15,994	83,628
Total noncurrent assets	2,321,233	(2,103)	2,319,130

	March 31, 2023
	As Reported	Adjustment	As Revised
Assets:
Current assets:
Cash and cash equivalents	$315,373	$(1,613)	$313,760
Restricted cash	1,804	1,613	3,417
Prepaid expenses and other current assets	102,573	514	103,087
Total current assets	533,034	514	533,548
Noncurrent assets:
Property and equipment, net	252,797	(6,234)	246,563
Other assets, net	67,618	5,720	73,338
Total noncurrent assets	2,334,083	(514)	2,333,569

	December 31, 2022
	As Reported	Adjustment	As Revised
Assets:
Current assets:
Cash and cash equivalents	$207,776	$(1,492)	$206,284
Restricted cash	2,234	1,492	3,726
Prepaid expenses and other current assets	113,564	1,081	114,645
Total current assets	423,116	1,081	424,197
Noncurrent assets:
Property and equipment, net	275,617	(3,275)	272,342
Other assets, net	116,613	3,043	119,656
Total noncurrent assets	2,419,922	(232)	2,419,690
Total assets	2,843,038	849	2,843,887
Liabilities and shareholders' equity:
Current liabilities:
Deferred revenue	115,658	5,177	120,835
Total current liabilities	371,462	5,177	376,639
Noncurrent liabilities:
Other liabilities	61,901	9,177	71,078
Total noncurrent liabilities	948,854	9,177	958,031
Total liabilities	1,320,316	14,354	1,334,670
Shareholders' equity:
Retained earnings	2,349,146	(13,505)	2,335,641
Total shareholders' equity	1,522,722	(13,505)	1,509,217
Total liabilities and shareholders' equity	2,843,038	849	2,843,887

	September 30, 2022
	As Reported	Adjustment	As Revised
Assets:
Current assets:
Cash and cash equivalents	$327,515	$(1,681)	$325,834
Restricted cash	2,480	1,681	4,161
Noncurrent assets:
Property and equipment, net	281,581	(416)	281,165
Other assets, net	120,630	416	121,046

The following tables summarize the effect of the revision on the affected line items within the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended March 31, 2024
	As Reported	Adjustment	As Revised
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$32,106	$(2,227)	$29,879
Changes in assets and liabilities:
Cloud computing implementation assets	—	(19,262)	(19,262)
Accounts payable	10,841	1,791	12,632
Net cash provided by operating activities-continuing operations	246,809	(19,698)	227,111
Net cash provided by operating activities	255,205	(19,698)	235,507
Investing activities:
Capital expenditures	(52,014)	19,698	(32,316)
Net cash used in investing activities-continuing operations	(51,886)	19,698	(32,188)
Net cash used in investing activities	(51,886)	19,698	(32,188)
Non-cash investing and financing activities:
Accrued capital expenditures	11,086	(4,869)	6,217

	Six Months Ended December 31, 2023
	As Reported	Adjustment	As Revised
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$20,714	$(1,333)	$19,381
Changes in assets and liabilities:
Cloud computing implementation assets	—	(11,314)	(11,314)
Accounts payable	7,824	1,931	9,755
Net cash provided by operating activities-continuing operations	83,069	(10,716)	72,353
Net cash provided by operating activities	92,584	(10,716)	81,868
Investing activities:
Capital expenditures	(30,328)	10,716	(19,612)
Net cash used in investing activities-continuing operations	(30,200)	10,716	(19,484)
Net cash used in investing activities	(30,200)	10,716	(19,484)
Non-cash investing and financing activities:
Accrued capital expenditures	9,062	(5,009)	4,053

	Three Months Ended September 30, 2023
	As Reported	Adjustment	As Revised
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$9,778	$(440)	$9,338
Changes in assets and liabilities:
Cloud computing implementation assets	—	(4,224)	(4,224)
Accounts payable	(2,870)	52	(2,818)
Net cash provided by operating activities-continuing operations	90,726	(4,612)	86,114
Net cash provided by operating activities	99,685	(4,612)	95,073
Investing activities:
Capital expenditures	(15,046)	4,612	(10,434)
Net cash used in investing activities-continuing operations	(14,946)	4,612	(10,334)
Net cash used in investing activities	(14,946)	4,612	(10,334)
Non-cash investing and financing activities:
Accrued capital expenditures	9,217	(3,130)	6,087

	Nine Months Ended March 31, 2023
	As Reported	Adjustment	As Revised
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$31,618	$(112)	$31,506
Changes in assets and liabilities:
Cloud computing implementation assets	—	(6,234)	(6,234)
Accounts payable	12,286	1,483	13,769
Net cash provided by operating activities-continuing operations	149,821	(4,863)	144,958
Net cash provided by operating activities	149,417	(4,863)	144,554
Investing activities:
Capital expenditures	(19,056)	4,863	(14,193)
Net cash provided by investing activities-continuing operations	33,871	4,863	38,734
Net cash provided by investing activities	30,697	4,863	35,560
Non-cash investing and financing activities:
Accrued capital expenditures	10,474	(1,483)	8,991

	Six Months Ended December 31, 2022
	As Reported	Adjustment	As Revised
Operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$21,461	$(34)	$21,427
Changes in assets and liabilities:
Cloud computing implementation assets	—	(3,275)	(3,275)
Accounts payable	13,233	475	13,708
Net cash provided by operating activities-continuing operations	42,277	(2,834)	39,443
Net cash provided by operating activities	41,415	(2,834)	38,581
Investing activities:
Capital expenditures	(9,747)	2,834	(6,913)
Net cash used in investing activities-continuing operations	(9,748)	2,834	(6,914)
Net cash used in investing activities	(12,922)	2,834	(10,088)
Non-cash investing and financing activities:
Accrued capital expenditures	5,209	(475)	4,734

	Three Months Ended September 30, 2022
	As Reported	Adjustment	As Revised
Operating activities:
Changes in assets and liabilities:
Cloud computing implementation assets	$—	$(416)	$(416)
Accounts payable	8,711	243	8,954
Net cash provided by operating activities-continuing operations	91,476	(173)	91,303
Net cash provided by operating activities	91,346	(173)	91,173
Investing activities:
Capital expenditures	(5,551)	173	(5,378)
Net cash used in investing activities-continuing operations	(5,503)	173	(5,330)
Net cash used in investing activities	(6,314)	173	(6,141)
Non-cash investing and financing activities:
Accrued capital expenditures	4,713	(243)	4,470

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Adtalem’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Adtalem’s disclosure controls and procedures were effective as of June 30, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Adtalem prepared and is responsible for the consolidated financial statements and all related financial information contained in this report. This responsibility includes establishing and maintaining adequate internal control over financial reporting, as defined by Rules 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management regularly monitors our internal controls over financial reporting, and actions are taken to correct any deficiencies as they are identified.

As of June 30, 2024, Adtalem’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, Adtalem’s management concluded that as of June 30, 2024, Adtalem’s internal control over financial reporting was effective.

 The effectiveness of Adtalem’s internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8. “Financial Statements and Supplementary Data” of this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of fiscal year 2024 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended June 30, 2024, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Information Regarding Directors and Executive Officers. The information required by this Item 10 relating to directors and nominees for election to the Board of Directors is incorporated by reference to the Proxy Statement. The information required by this Item 10 with respect to our executive officers is set forth in “Information About Our Executive Officers” at the end of Part I of this Annual Report on Form 10-K.
(b)	Compliance with Section 16(a) of the Exchange Act. If applicable, the information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated by reference to the Proxy Statement.
(c)	Code of Business Conduct and Ethics. In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, Adtalem has a Code of Conduct and Ethics, which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer), and all other employees. The full text of the Code is available on Adtalem’s website. Adtalem intends to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on its website.
(d)	Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.
(e)	Audit Committee Information. The information required by this Item 10 relating to Adtalem’s audit and finance committee financial experts and identification of the Adtalem’s audit committee is incorporated by reference to the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the heading “Voting Securities and Principal Holders” and “Executive Compensation Tables – Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit and Finance Committee of our Board contained under the headings “Audit Fees and Other Fees” and “Pre-Approval Policies” in the Proxy Statement is incorporated herein by reference.

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

3.	Exhibits
Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
2.1	Stock Purchase Agreement, by and between the Registrant and Cogswell Education, LLC, dated December 4, 2017 (the “Cogswell Agreement”)		Exhibit 2.1 to the Registrant’s Form 8-K dated December 4, 2017
2.2	Amendment No. 1 to the Cogswell Agreement, dated August 2, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated August 3, 2018

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
2.3	Amendment No. 2 to the Cogswell Agreement dated as of December 11, 2018		Exhibit 2.3 to the Registrant’s Form 8-K dated December 12, 2018
2.4	Amendment No. 3 to the Cogswell Agreement, dated as of December 11, 2018		Exhibit 2.4 to the Registrant’s Form 8-K dated December 12, 2018
2.5	Membership Interest Purchase Agreement, by and between the Registrant and San Joaquin Valley College, Inc., dated June 28, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated June 29, 2018
2.6	Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of September 11, 2020		Exhibit 2.1 to the Registrant’s Form 8-K dated September 16, 2020
2.7	Waiver and Amendment to Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of July 21, 2021		Exhibit 2.1 to the Registrant’s Form 8-K dated July 27, 2021
2.8	Equity Purchase Agreement, by and among McKissock, LLC, Avalon Acquiror, Inc. and the Registrant, dated as of January 24, 2022		Exhibit 2.1 to the Registrant’s Form 8-K dated January 25, 2022
2.9	Equity Purchase Agreement Side Letter, by and among McKissock, LLC, Avalon Acquiror, Inc. and the Registrant, dated as of March 10, 2022		Exhibit 2.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2022
3.1	Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.2 to the Registrant’s Form 8-K dated May 22, 2017
3.2	Amendment to Restated Certificate of Incorporation of the Registrant, dated November 8, 2023	X
3.3	Amended and Restated By-Laws of the Registrant, as amended November 27, 2023		Exhibit 3.1 to the Registrant’s Form 8-K dated November 29, 2023
4.1	Description of Registrant’s Securities	X
4.2

Indenture, dated as of March 1, 2021, by and between Adtalem Escrow Corporation, as predecessor to the Registrant, as issuer, the parties that are signatories thereto as Subsidiary Guarantors, as subsidiary guarantors, and U.S. Bank National Association, as trustee and notes collateral agent (the “Note Indenture”) (which Note Indenture includes as Exhibit A, the Form of 5.500% Senior Notes due 2028)

Exhibit 4.1 to the Registrant’s Form 8-K dated March 1, 2021
4.3

Supplemental Indenture, dated as of August 12, 2021, by and between the Registrant, as issuer, the parties that are signatories thereto as Subsidiary Guarantors, as subsidiary guarantors, and U.S. Bank National Association, as trustee and notes collateral agent, pursuant to which Registrant assumed the obligations of Adtalem Escrow Corporation under the Note Indenture

Exhibit 4.2 to the Registrant’s Form 8-K dated August 12, 2021
4.4

Credit Agreement, dated as of August 12, 2021, by and between the Registrant, as borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (the “Credit Agreement”)

Exhibit 10.1 to the Registrant’s Form 8-K dated August 12, 2021
4.5	Amendment No. 1 to Credit Agreement		Exhibit 4(e) to the Registrant’s Form 10-K for the year ended June 30, 2023
4.6	Amendment No. 2 to Credit Agreement		Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended March 31, 2024

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10.1*	Registrant’s Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.2*	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014
10.3*	Registrant’s Retirement Plan		Exhibit 10(d) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.4*	Amendment One to the Registrant’s Retirement Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.5*	Amendment Two to the Registrant’s Retirement Plan		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.6*	Amendment Three to the Registrant’s Retirement Plan		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.7*	Form of Nonqualified Stock Option Agreement for Executive Officers		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.8*	Form of Nonqualified Stock Option Agreement for Employees		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.9*	Form of Incentive Stock Option Agreement for Executive Officers		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.10*	Form of Incentive Stock Option Agreement for Employees		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.11*	Form of Full Value Share Award Agreement for Executive Officers		Exhibit 10.1 to the Registrant’s Form 8-K dated May 8, 2014
10.12*	Form of Full Value Share Award Agreement for Directors		Exhibit 10(t) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.13*	Form of Full Value Share Award Agreement for Employees		Exhibit 10(u) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.14*	Form of Performance Share Award Agreement for Executive Officers		Exhibit 10(v) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.15*	Form of Performance Share Award Agreement for Employees		Exhibit 10(w) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.16*	Form of Restricted Cash Award Agreement for Employees		Exhibit 10(x) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.17*	Form of Nonqualified Stock Option Award Agreement for Executive Officers (for awards granted in fiscal year 2022)		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.18*	Form of Incentive Stock Option Award Agreement for Executive Officers (for awards granted in fiscal year 2022)		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10.19*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2022)		Exhibit 10(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.20*	Form of Restricted Stock Unit Award Agreement for Directors (for awards granted in fiscal year 2022)		Exhibit 10(d) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.21*	Form of Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2022)		Exhibit 10(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.22*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2022)		Exhibit 10(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.23*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2022)		Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.24*	Form of Restricted Cash Award Agreement for Employees (for awards granted in fiscal year 2022)		Exhibit 10(h) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.25*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2023)		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.26*	Form of Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2023)		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.27*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2023)		Exhibit 10(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.28*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2023)		Exhibit 10(d) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.29*	Form of Restricted Cash Award Agreement for Employees (for awards granted in fiscal year 2023)		Exhibit 10(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.30*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2024)		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2023
10.31*	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010
10.32*	Executive Employment Agreement between the Registrant and Gregory S. Davis, dated July 7, 2016		Exhibit 10.1 to the Registrant’s Form 8-K dated January 1, 2017
10.33*	Executive Employment Agreement between the Registrant and Steven Riehs, dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013
10.34*	Executive Employment Agreement between the Registrant and Donna N. Jennings-Howell, dated October 12, 2009		Exhibit 10(jj) to the Registrant’s Form 10-K for the year ended June 30, 2018
10.35*	Executive Employment Agreement between the Registrant and Michael O. Randolfi		Exhibit 10.1 to the Registrant’s Form 8-K dated August 27, 2019
10.36*	Executive Employment Agreement between the Registrant and Karen S. Cox, dated June 15, 2018		Exhibit 10(nn) to the Registrant’s Form 10-K for the year ended June 30, 2020

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10.37*	Executive Employment Agreement between the Registrant and Douglas G. Beck, dated May 6, 2021		Exhibit 10(gg) to the Registrant’s Form 10-K for the year ended June 30, 2021
10.38*	Executive Employment Agreement effective September 8, 2021, between the Registrant and Stephen W. Beard		Exhibit 10.1 to the Registrant’s Form 8-K dated August 6, 2021
10.39*	Executive Employment Agreement effective October 18, 2021, between the Registrant and Robert J. Phelan		Exhibit 10.1 to the Registrant’s Form 8-K dated November 15, 2021
10.40*	Separation Agreement and Release dated April 10, 2024 between the Registrant and Dr. John Danaher		Exhibit 10.1 to the Registrant’s Form 8K/A dated September 6, 2023
10.41*	Executive Employment Agreement between the Registrant and Maurice Herrera		Exhibit 10(qq) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.42*	Executive Employment Agreement between the Registrant and Steven Tom		Exhibit 10(rr) to the Registrant’s Form 10-K for the year ended June 30, 2023
10.43*	Executive Employment Agreement between the Registrant and Michael Betz	X
19.1	Insider Trading Policy	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Incentive Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Filed or furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.

Date: August 6, 2024	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen W. Beard	President and Chief Executive Officer	August 6, 2024
Stephen W. Beard	(Principal Executive Officer)

/s/ Robert J. Phelan	Senior Vice President and Chief Financial Officer	August 6, 2024
Robert J. Phelan	(Principal Financial Officer)

/s/ Manjunath Gangadharan	Vice President and Chief Accounting Officer	August 6, 2024
Manjunath Gangadharan	(Principal Accounting Officer)

/s/ Michael W. Malafronte	Chairman of the Board	August 6, 2024
Michael W. Malafronte

/s/ William W. Burke	Director	August 6, 2024
William W. Burke

/s/ Mayur Gupta	Director	August 6, 2024
Mayur Gupta

/s/ Donna J. Hrinak	Director	August 6, 2024
Donna J. Hrinak

/s/ Georgette Kiser	Director	August 6, 2024
Georgette Kiser

/s/ William Krehbiel	Director	August 6, 2024
William Krehbiel

/s/ Sharon O’Keefe	Director	August 6, 2024
Sharon O’Keefe

/s/ Kenneth J. Phelan	Director	August 6, 2024
Kenneth J. Phelan

/s/ Betty Vandenbosch	Director	August 6, 2024
Betty Vandenbosch

/s/ Lisa W. Wardell	Director	August 6, 2024
Lisa W. Wardell