Form 10-Q
period 2024-09-30
Adtalem Global Education Inc.
filed 2024-10-29
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 23, 2024, there were 37,490,808 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	September 30,	June 30,
	2024	2024
Assets:
Current assets:
Cash and cash equivalents	$264,798	$219,306
Restricted cash	2,074	1,896
Accounts and financing receivables, net	171,509	126,833
Prepaid expenses and other current assets	78,533	70,050
Total current assets	516,914	418,085
Noncurrent assets:
Property and equipment, net	244,503	248,524
Operating lease assets	171,921	176,755
Deferred income taxes	33,454	49,088
Intangible assets, net	773,889	776,694
Goodwill	961,262	961,262
Other assets, net	107,939	103,184
Assets held for sale	7,825	7,825
Total noncurrent assets	2,300,793	2,323,332
Total assets	$2,817,707	$2,741,417

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$91,421	$102,626
Accrued payroll and benefits	49,839	71,373
Accrued liabilities	87,212	96,957
Deferred revenue	290,571	185,272
Current operating lease liabilities	32,266	31,429
Total current liabilities	551,309	487,657
Noncurrent liabilities:
Long-term debt	649,318	648,712
Long-term operating lease liabilities	161,757	167,712
Deferred income taxes	30,348	29,526
Other liabilities	35,023	38,675
Total noncurrent liabilities	876,446	884,625
Total liabilities	1,427,755	1,372,282
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 37,716 and 37,681 shares outstanding as of September 30, 2024 and June 30, 2024, respectively	838	832
Additional paid-in capital	631,033	611,949
Retained earnings	2,586,674	2,540,509
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 46,113 and 45,513 shares as of September 30, 2024 and June 30, 2024, respectively	(1,826,366)	(1,781,928)
Total shareholders' equity	1,389,952	1,369,135
Total liabilities and shareholders' equity	$2,817,707	$2,741,417

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2024	2023
Revenue	$417,400	$368,845
Operating cost and expense:
Cost of educational services	185,995	168,618
Student services and administrative expense	159,073	166,095
Restructuring expense	2,094	676
Business integration expense	—	5,262
Total operating cost and expense	347,162	340,651
Operating income	70,238	28,194
Interest expense	(14,482)	(15,657)
Other income, net	2,646	2,214
Income from continuing operations before income taxes	58,402	14,751
Provision for income taxes	(12,157)	(2,792)
Income from continuing operations	46,245	11,959
Discontinued operations:
Loss from discontinued operations before income taxes	(107)	(1,765)
Benefit from income taxes	27	452
Loss from discontinued operations	(80)	(1,313)
Net income and comprehensive income	$46,165	$10,646

Earnings (loss) per share:
Basic:
Continuing operations	$1.23	$0.29
Discontinued operations	$(0.00)	$(0.03)
Total basic earnings per share	$1.22	$0.26
Diluted:
Continuing operations	$1.18	$0.28
Discontinued operations	$(0.00)	$(0.03)
Total diluted earnings per share	$1.18	$0.25

Weighted-average shares outstanding:
Basic shares	37,721	41,399
Diluted shares	39,109	42,184

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2024	2023
Operating activities:
Net income	$46,165	$10,646
Loss from discontinued operations	80	1,313
Income from continuing operations	46,245	11,959
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,451	7,455
Amortization and impairments to operating lease assets	6,948	8,765
Depreciation	9,803	9,338
Amortization of acquired intangible assets	2,805	10,677
Amortization of debt discount and issuance costs	1,113	1,155
Provision for bad debts	13,720	10,226
Deferred income taxes	16,456	2,165
Loss on disposals of property and equipment	107	38
(Gain) loss on investments	(613)	447
Changes in assets and liabilities:
Accounts and financing receivables	(56,803)	(54,867)
Prepaid expenses and other current assets	(7,389)	(5,532)
Cloud computing implementation assets	(7,888)	(4,224)
Accounts payable	(8,508)	(2,818)
Accrued payroll and benefits	(21,501)	(8,882)
Accrued liabilities	(8,467)	13,770
Deferred revenue	106,156	98,658
Operating lease liabilities	(7,232)	(10,053)
Other assets and liabilities	(4,836)	(2,163)
Net cash provided by operating activities-continuing operations	89,567	86,114
Net cash (used in) provided by operating activities-discontinued operations	(251)	8,959
Net cash provided by operating activities	89,316	95,073
Investing activities:
Capital expenditures	(10,414)	(10,434)
Proceeds from sales of marketable securities	2,187	400
Purchases of marketable securities	(1,308)	(300)
Net cash used in investing activities	(9,535)	(10,334)
Financing activities:
Proceeds from exercise of stock options	9,498	550
Employee taxes paid on withholding shares	(10,717)	(5,651)
Proceeds from stock issued under Colleague Stock Purchase Plan	298	190
Repurchases of common stock for treasury	(33,190)	(90,477)
Proceeds from issuance of long-term debt	9,873	—
Repayments of long-term debt	(9,873)	—
Net cash used in financing activities	(34,111)	(95,388)
Net increase (decrease) in cash, cash equivalents and restricted cash	45,670	(10,649)
Cash, cash equivalents and restricted cash at beginning of period	221,202	275,075
Cash, cash equivalents and restricted cash at end of period	$266,872	$264,426
Non-cash investing and financing activities:
Accrued capital expenditures	$4,193	$6,087
Accrued liability for repurchases of common stock	$800	$3,600
Accrued excise tax on share repurchases	$3,259	$1,928

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2023	82,232	$822	$568,761	$2,403,750	$(2,227)	39,922	$(1,513,770)	$1,457,336
Net income				10,646				10,646
Stock-based compensation			7,455					7,455
Net activity from stock-based compensation awards	373	4	546			130	(5,651)	(5,101)
Proceeds from stock issued under Colleague Stock Purchase Plan			(4)	(18)		(6)	233	211
Repurchases of common stock for treasury						2,158	(91,884)	(91,884)
September 30, 2023	82,605	$826	$576,758	$2,414,378	$(2,227)	42,204	$(1,611,072)	$1,378,663

June 30, 2024	83,194	$832	$611,949	$2,540,509	$(2,227)	45,513	$(1,781,928)	$1,369,135
Net income				46,165				46,165
Stock-based compensation			9,451					9,451
Net activity from stock-based compensation awards	635	6	9,492			143	(10,717)	(1,219)
Proceeds from stock issued under Colleague Stock Purchase Plan			141			(5)	190	331
Repurchases of common stock for treasury						462	(33,911)	(33,911)
September 30, 2024	83,829	$838	$631,033	$2,586,674	$(2,227)	46,113	$(1,826,366)	$1,389,952

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references. Adtalem reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended September 30, 2024 is for our first quarter of fiscal year 2025.

Adtalem is the leading healthcare educator in the U.S. Our schools consist of Chamberlain University (“Chamberlain”), Walden University (“Walden”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM are collectively referred to as the “medical and veterinary schools.” “Home Office” includes activities not allocated to a reportable segment. See Note 18 “Segment Information” for information on our reportable segments.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. We use the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations. Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years. Certain items presented in tables may not sum due to rounding. Prior period amounts have been revised to conform with the current period presentation. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Business integration expense was $5.3 million in the three months ended September 30, 2023. We did not incur business integration expense in the three months ended September 30, 2024. In the prior year, we incurred costs associated with integrating Walden into Adtalem. In addition, we initiated transformation initiatives to accelerate growth and organizational agility, and certain costs relating to the transformation were included in business integration expense in the Consolidated Statements of Income.

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

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07: “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance was issued to improve disclosures about reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses by requiring entities to provide disclosures of significant segment expenses and other segment items. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our segment disclosures but will not otherwise impact Adtalem’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09: “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance was issued to enhance the transparency and decision usefulness of income tax disclosures by requiring entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. Early adoption of the amendments is permitted. The amendments will impact our income tax disclosures but will not otherwise impact Adtalem’s Consolidated Financial Statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our Consolidated Financial Statements.

Revision to Previously Issued Financial Statements

During the fourth quarter of fiscal year 2024, Adtalem identified an error in the presentation of capitalized cloud computing implementation costs in its previously issued financial statements. In accordance with Accounting Standards Codification (“ASC”) 350-40 “Intangibles, Goodwill and Other, Internal-Use Software,” capitalized cloud computing implementation costs should be presented in the same line item on the Consolidated Balance Sheets as a prepayment of the fees for the associated hosting arrangement, and the cash flows from capitalized implementation costs should be presented in the same manner as cash flows for the fees associated with the hosting arrangement. Adtalem previously presented capitalized cloud implementation costs in property and equipment, net rather than as prepaid expenses and other current assets and other assets, net on the Consolidated Balance Sheets. Adtalem previously presented the cash flows from capitalized implementation costs as capital expenditures within investing activities rather than within cash flows from operating activities in the Consolidated Statements of Cash Flows. Adtalem assessed the materiality of this error individually and in the aggregate with other previously identified errors to prior periods’ Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections.” Adtalem concluded that the error was not material to prior periods and therefore, amendments of previously filed reports are not required. However, Adtalem determined it was appropriate to revise its previously issued financial statements. In accordance with ASC 250, Adtalem corrected the prior period presented herein by revising the financial statement line item amounts previously disclosed in SEC filings in order to achieve comparability in the Consolidated Financial Statements. The impact of this revision on Adtalem’s previously reported Consolidated Financial Statements are detailed below. We have also revised impacted amounts within the accompanying Notes to Consolidated Financial Statements.

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

3. Discontinued Operations

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s Consolidated Financial Statements as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s financial results. Adtalem received $5.5 million, $4.1 million, and $2.9 million during the second quarter of fiscal year 2024, 2023, and 2022, respectively, related to the earn-out. We have received a total of $12.5 million related to the earn-out thus far.

The following is a summary of income statement information reported as discontinued operations, which includes expense from ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Revenue	$—	$—
Operating cost and expense:
Student services and administrative expense	107	1,765
Total operating cost and expense	107	1,765
Loss from discontinued operations before income taxes	(107)	(1,765)
Benefit from income taxes	27	452
Loss from discontinued operations	$(80)	$(1,313)

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended September 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$167,930	$161,513	$84,987	$414,430
Other	—	—	2,970	2,970
Total	$167,930	$161,513	$87,957	$417,400

	Three Months Ended September 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$142,596	$141,608	$81,157	$365,361
Other	—	—	3,484	3,484
Total	$142,596	$141,608	$84,641	$368,845

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

Students may receive scholarships, discounts, or refunds, which gives rise to variable consideration. The amounts of scholarships or discounts are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these scholarships or discounts from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption based on our historical experience of student persistence toward completion of study. The contract liability associated with these material rights is presented as deferred revenue within current liabilities and other liabilities within noncurrent liabilities on the Consolidated Balance Sheets based on the amounts expected to be redeemed in the next 12 months. The contract liability amount associated with these material rights within current liabilities is $28.3 million and $24.1 million as of September 30, 2024 and June 30, 2024, respectively, and the amount within noncurrent liabilities is $20.5 million and $19.6 million as of September 30, 2024 and June 30, 2024, respectively. The noncurrent contract liability associated with these material rights is expected to be earned over approximately the next four fiscal years.

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

Contract Balances

Students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term and to provide for any scholarships or discounts that are deemed a material right under ASC 606. As instruction is provided or the deferred value of material rights are redeemed, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s credit extension programs (see Note 9 “Accounts and Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts and financing receivables are reduced.

Deferred revenue within current liabilities is $290.6 million and $185.3 million as of September 30, 2024 and June 30, 2024, respectively, and deferred revenue within noncurrent liabilities is $20.5 million and $19.6 million as of September 30, 2024 and June 30, 2024, respectively. Revenue of $166.4 million and $150.1 million was recognized during the three months ended September 30, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2025 and 2024, respectively.

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

5. Restructuring Expense

During the three months ended September 30, 2024, Adtalem recorded restructuring expense primarily driven by workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring actions. During the three months ended September 30, 2023, Adtalem recorded restructuring expense primarily driven by prior real estate consolidations at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Restructuring expense by segment were as follows (in thousands):

	Three Months Ended September 30, 2024
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$897	$961	$1,858
Medical and Veterinary	59	—	59
Home Office	177	—	177
Total	$1,133	$961	$2,094

	Three Months Ended September 30, 2023
	Real Estate and Other	Termination Benefits	Total
Medical and Veterinary	$74	$40	$114
Home Office	562	—	562
Total	$636	$40	$676

The following table summarizes the separation and restructuring plan activity for fiscal years 2024 and 2025, for which cash payments are required (in thousands):

Liability balance as of June 30, 2023	$741
Increase in liability (separation and other charges)	40
Reduction in liability (payments and adjustments)	(781)
Liability balance as of June 30, 2024	—
Increase in liability (separation and other charges)	961
Reduction in liability (payments and adjustments)	—
Liability balance as of September 30, 2024	$961

These liability balances are recorded as accrued liabilities on the Consolidated Balance Sheets.

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Interest and dividend income	$2,033	$2,661
Investment gain (loss)	613	(447)
Other income, net	$2,646	$2,214

Investment gain (loss) includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations.

7. Income Taxes

Our effective tax rates from continuing operations were 20.8% and 18.9% in the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 increased compared to the prior year period primarily due to an increase in the percentage of earnings from operations in higher taxed jurisdictions and a limitation of tax benefits on certain executive compensation. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, liabilities for uncertain tax positions, and tax benefits on stock-based compensation.

RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039 and RUSVM has an exemption in St. Kitts until 2038.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended
	September 30,
	2024	2023
Numerator:
Net income (loss):
Continuing operations	$46,245	$11,959
Discontinued operations	(80)	(1,313)
Net income	$46,165	$10,646

Denominator:
Weighted-average basic shares outstanding	37,721	41,399
Effect of dilutive stock awards	1,388	785
Weighted-average diluted shares outstanding	39,109	42,184

Earnings (loss) per share:
Basic:
Continuing operations	$1.23	$0.29
Discontinued operations	$(0.00)	$(0.03)
Total basic earnings per share	$1.22	$0.26
Diluted:
Continuing operations	$1.18	$0.28
Discontinued operations	$(0.00)	$(0.03)
Total diluted earnings per share	$1.18	$0.25

Weighted-average antidilutive shares	—	332

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

The classification of our accounts and financing receivable balances was as follows (in thousands):

	September 30, 2024
	Gross	Allowance	Net
Accounts receivables, current	$205,610	$(36,691)	$168,919
Financing receivables, current	5,319	(2,729)	2,590
Accounts and financing receivables, current	$210,929	$(39,420)	$171,509

Financing receivables, current	$5,319	$(2,729)	$2,590
Financing receivables, noncurrent	35,277	(10,738)	24,539
Total financing receivables	$40,596	$(13,467)	$27,129

	June 30, 2024
	Gross	Allowance	Net
Accounts receivables, current	$159,406	$(35,336)	$124,070
Financing receivables, current	5,239	(2,476)	2,763
Accounts and financing receivables, current	$164,645	$(37,812)	$126,833

Financing receivables, current	$5,239	$(2,476)	$2,763
Financing receivables, noncurrent	36,214	(10,082)	26,132
Total financing receivables	$41,453	$(12,558)	$28,895

Our financing receivables relate to credit extension programs available to students at Chamberlain, AUC, RUSM, and RUSVM. These credit extension programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, fees, and books, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM, and RUSVM allow students to finance their living expenses. Repayment plans for financing agreements are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance once a student withdraws or graduates from a program. Most students are required to begin repaying their loans while they are still in school with a minimum payment level designed to demonstrate their capability to repay. Payments may increase upon completing or departing school. After a student leaves school, the student typically will have a monthly installment repayment plan.

Credit Quality

The primary credit quality indicator for our financing receivables is delinquency. Balances are considered delinquent when contractual payments on the loan become past due. We write-off financing receivable balances when they are at least 181 days past due. Payments are applied first to outstanding interest and then to the unpaid principal balance.

The credit quality analysis of financing receivables as of September 30, 2024 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2021	2022	2023	2024	2025	Total
1-30 days past due	$437	$321	$477	$279	$1,797	$152	$3,463
31-60 days past due	104	56	130	752	100	—	1,142
61-90 days past due	119	—	267	124	929	—	1,439
91-120 days past due	215	25	23	495	414	—	1,172
121-150 days past due	132	28	100	501	676	—	1,437
Greater than 150 days past due	2,926	1,654	1,120	2,046	1,874	—	9,620
Total past due	3,933	2,084	2,117	4,197	5,790	152	18,273
Current	6,003	3,580	1,167	3,784	5,660	2,129	22,323
Financing receivables, gross	$9,936	$5,664	$3,284	$7,981	$11,450	$2,281	$40,596
Gross write-offs	$414	$125	$357	$175	$27	$—	$1,098

The credit quality analysis of financing receivables as of June 30, 2024 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2020	2021	2022	2023	2024	Total
1-30 days past due	$552	$—	$214	$111	$1,188	$1,146	$3,211
31-60 days past due	213	90	65	37	567	1,488	2,460
61-90 days past due	174	—	5	110	370	257	916
91-120 days past due	—	11	434	20	206	791	1,462
121-150 days past due	51	88	63	314	268	91	875
Greater than 150 days past due	2,556	466	1,366	1,300	1,920	987	8,595
Total past due	3,546	655	2,147	1,892	4,519	4,760	17,519
Current	6,014	748	3,944	1,897	4,549	6,782	23,934
Financing receivables, gross	$9,560	$1,403	$6,091	$3,789	$9,068	$11,542	$41,453
Gross write-offs	$1,145	$279	$509	$597	$729	$2	$3,261

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

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Three Months Ended September 30, 2024
	Accounts	Financing	Total
Beginning balance	$35,336	$12,558	$47,894
Write-offs	(13,111)	(1,098)	(14,209)
Recoveries	2,577	176	2,753
Provision for credit losses	11,889	1,831	13,720
Ending balance	$36,691	$13,467	$50,158

	Three Months Ended September 30, 2023
	Accounts	Financing	Total
Beginning balance	$29,190	$11,468	$40,658
Write-offs	(8,412)	(736)	(9,148)
Recoveries	2,621	190	2,811
Provision for credit losses	8,962	1,264	10,226
Ending balance	$32,361	$12,186	$44,547

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		September 30,	June 30,
	Useful Life	2024	2024
Land	-	$31,776	$31,776
Buildings and improvements	10 - 31 years	200,238	200,274
Leasehold improvements	Shorter of asset useful life or lease term	115,148	114,019
Furniture and equipment	3 - 8 years	99,238	103,961
Software	3 - 5 years	115,429	113,219
Construction in progress	-	11,723	11,554
Property and equipment, gross		573,552	574,803
Accumulated depreciation		(329,049)	(326,279)
Property and equipment, net		$244,503	$248,524

During the second quarter of fiscal year 2024, management committed to a plan to sell a building owned by Adtalem located in Naperville, Illinois, and the building met criteria to be classified as assets held for sale. As a result, the building’s carrying value of $8.4 million was adjusted to its estimated fair value less cost to sell of $7.8 million, and the resulting $0.6 million charge was recognized within student services and administrative expense in the Consolidated Statements of Income for the three months ended December 31, 2023. In addition, the building is presented as assets held for sale on the Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024.

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

As of September 30, 2024, we entered into two additional operating leases that have not yet commenced. The first lease is expected to commence during the second quarter of fiscal year 2025, has a 15-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $6.3 million. The second lease is also expected to commence during the second quarter of fiscal year 2025, has a 15-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $4.0 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Operating lease cost	$10,731	$11,551
Sublease income	(1,496)	(2,681)
Total lease cost	$9,235	$8,870

Maturities of lease liabilities as of September 30, 2024 were as follows (in thousands):

Operating
Fiscal Year	Leases
2025 (remaining)	$33,558
2026	44,568
2027	43,308
2028	36,456
2029	26,722
Thereafter	91,741
Total lease payments	276,353
Less: lease incentives not yet received	(8,830)
Less: imputed interest	(73,500)
Present value of lease liabilities	$194,023

Lease term and discount rate were as follows:

September 30,
2024
Weighted-average remaining operating lease term (years)	6.7
Weighted-average operating lease discount rate	7.5%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$9,381	$10,625
Operating lease assets obtained in exchange for operating lease liabilities	$2,114	$5,143

Adtalem maintains agreements to sublease either a portion or the full leased space at three of its operating lease locations. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum sublease rental income under these agreements as of September 30, 2024 was as follows (in thousands):

Fiscal Year	Amount
2025 (remaining)	$3,784
2026	2,038
Total sublease rental income	$5,822

12. Goodwill and Intangible Assets

Goodwill balances by reporting unit were as follows (in thousands):

	September 30,	June 30,
	2024	2024
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
AUC	68,321	68,321
RUSM	180,089	180,089
RUSVM	57,084	57,084
Total	$961,262	$961,262

Goodwill balances by reportable segment were as follows (in thousands):

	September 30,	June 30,
	2024	2024
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	September 30, 2024		June 30, 2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Curriculum	$56,091	$(35,062)	$56,091	$(32,257)	5 Years
Total	$56,091	$(35,062)	$56,091	$(32,257)

Indefinite-lived intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2024	2024
Walden trade name	$119,560	$119,560
AUC trade name	17,100	17,100
RUSM trade name	3,500	3,500
RUSVM trade name	1,600	1,600
Chamberlain Title IV eligibility and accreditations	1,200	1,200
Walden Title IV eligibility and accreditations	495,800	495,800
AUC Title IV eligibility and accreditations	100,000	100,000
RUSM Title IV eligibility and accreditations	11,600	11,600
RUSVM Title IV eligibility and accreditations	2,500	2,500
Total	$752,860	$752,860

Indefinite-lived intangible asset balances by reportable segment were as follows (in thousands):

	September 30,	June 30,
	2024	2024
Chamberlain	$1,200	$1,200
Walden	615,360	615,360
Medical and Veterinary	136,300	136,300
Total	$752,860	$752,860

Amortization expense on finite-lived intangible assets was $2.8 million and $10.7 million in the three months ended September 30, 2024 and 2023, respectively. Future amortization expense on finite-lived intangible assets, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2025 (remaining)	$8,415
2026	11,220
2027	1,394
Total	$21,029

Curriculum is amortized on a straight-line basis. Student relationships was fully amortized as of June 30, 2024.

Indefinite-lived intangible assets related to trade names and Title IV eligibility and accreditations are not amortized, as there are no legal, regulatory, contractual, economic, or other factors that limit the useful life of these intangible assets to the reporting entity.

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is May 31.

Adtalem has five reporting units that contain goodwill and indefinite-lived intangible assets. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value. After analyzing the results of operations and business conditions of all five reporting units, we determined that no triggering event had occurred that would indicate the carrying value of a reporting unit had exceeded its fair value as of September 30, 2024.

These interim triggering event conclusions were based on the fact that the annual impairment review of Adtalem’s reporting units and indefinite-lived intangible assets resulted in no impairments as of the end of fiscal year 2024, and that no interim events or deviations from planned operating results occurred as of September 30, 2024 that would cause management to reassess these conclusions.

If economic conditions deteriorate or operating performance of our reporting units do not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	September 30,	June 30,
	2024	2024
Senior Secured Notes due 2028	$404,950	$404,950
Term Loan B	253,333	253,333
Total principal	658,283	658,283
Unamortized debt discount and issuance costs	(8,965)	(9,571)
Long-term debt	$649,318	$648,712

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2025 (remaining)	$—
2026	—
2027	—
2028	404,950
2029	253,333
Total	$658,283

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

The Notes were issued at 100.0% of their par value. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2021, to holders of record on the preceding February 15 and August 15, as the case may be. The Notes are guaranteed by certain of Adtalem’s subsidiaries that are borrowers or guarantors under its senior secured credit facilities and certain of its other senior indebtedness, subject to certain exceptions. The Notes are secured, subject to permitted liens and certain other exceptions, by first priority liens on the same collateral that secures the obligations under Adtalem’s senior secured credit facilities.

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes. This debt was subsequently retired. The principal balance of the Notes is $405.0 million as of September 30, 2024.

Accrued interest on the Notes of $1.9 million and $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024, respectively.

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

Term Loan B

Prior to January 26, 2024, borrowings under the Term Loan B bore interest at a rate per annum equal to, at our option, SOFR plus an applicable margin ranging from 4.00% to 4.50%, subject to a SOFR floor of 0.75%, or an alternate base rate (“ABR”) plus an applicable margin ranging from 3.00% to 3.50% depending on Adtalem’s net first lien leverage ratio for such period.

On January 26, 2024, we entered into Amendment No. 2 to Credit Agreement, which resulted in a 0.50% reduction in our Term Loan B interest rate margin. From January 26, 2024 through August 21, 2024, borrowings under the Term Loan B bore interest at a rate per annum equal to, at our option, SOFR plus an applicable margin ranging from 3.50% to 4.00%, subject to a SOFR floor of 0.75%, or an ABR plus an applicable margin ranging from 2.50% to 3.00% depending on Adtalem’s net first lien leverage ratio for such period.

On August 21, 2024, we entered into Amendment No. 3 to Credit Agreement, which resulted in a further 0.75% reduction in our Term Loan B interest rate margin and removed the leverage-based pricing grid. After August 21, 2024, borrowings under the Term Loan B bear interest at a rate per annum equal to, at our option, SOFR plus 2.75%, subject to a SOFR floor of 0.75%, or an ABR plus 1.75%.

As of September 30, 2024, the interest rate for borrowings under the Term Loan B facility was 7.60%, which approximated the effective interest rate. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million, $50.0 million, and $50.0 million on September 22, 2022, November 22, 2022, and January 26, 2024, respectively. The principal balance of the Term Loan B is $253.3 million as of September 30, 2024.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% or an ABR plus an applicable margin ranging from 2.75% to 3.25% depending on Adtalem’s net first lien leverage ratio for such period. There were no borrowings under the Revolver during the three months ended September 30, 2024 and 2023.

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of September 30, 2024, of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $242.1 million as of September 30, 2024.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The following table summarizes the unamortized debt discount and issuance costs activity for the three months ended September 30, 2024 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2024	$4,446	$5,125	$4,327	$13,898
Amortization of debt discount and issuance costs	(297)	(309)	(507)	(1,113)
Unamortized debt discount and issuance costs as of September 30, 2024	$4,149	$4,816	$3,820	$12,785

Off-Balance Sheet Arrangements

The U.S. Department of Education (“ED”) has recently allowed reductions totaling $90.8 million in our letters of credit. On January 31, 2024, ED allowed a $76.2 million letter of credit in favor of ED to expire without any requirement for Adtalem to renew it. On April 26, 2024, ED indicated that it would permit Adtalem to reduce its $84.0 million surety-backed letter of credit in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs, to $69.4 million, which took effect on June 24, 2024, and was extended through December 31, 2024. In addition, Adtalem had a letter of credit outstanding under its Revolver in the amount of $157.9 million as of September 30, 2024, in favor of ED, which allows Adtalem institutions to participate in Title IV programs. As of September 30, 2024, Adtalem had $227.3 million of letters of credit outstanding in favor of ED.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $58.3 million of surety bonds as of September 30, 2024 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Notes interest expense	$5,568	$5,568
Term Loan B interest expense	5,483	7,255
Amortization of debt discount and issuance costs	1,113	1,155
Letters of credit fees	2,132	1,441
Other	186	238
Total	$14,482	$15,657

Covenants and Guarantees

The Credit Agreement and Notes contain customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets. Obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the assets of Adtalem and certain of its domestic wholly-owned subsidiaries. The Credit Agreement contains customary events of default for facilities of this type. If an event of default under the Credit Agreement occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Under the terms of the Credit Agreement, Adtalem is required to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) of equal to or less than 3.25 to 1.00. Adtalem was in compliance with the Credit Agreement debt covenants and the Notes covenants as of September 30, 2024.

14. Share Repurchases

Open Market Share Repurchase Programs

On March 1, 2022, we announced that the Board of Directors (the “Board”) authorized Adtalem’s thirteenth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. Adtalem made share repurchases under its share repurchase programs as follows, which include the market price of the shares, commissions, and excise tax (in thousands, except shares and per share data):

	Three Months Ended
	September 30,
	2024	2023
Total number of share repurchases	462,063	2,158,398
Total cost of share repurchases	$33,911	$91,884
Average price paid per share	$73.39	$42.57

As of September 30, 2024, $177.7 million of authorized share repurchases were remaining under the fourteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Stock-Based Compensation

Adtalem’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, employees and directors are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of September 30, 2024, 2,166,973 shares of common stock were available for future issuance under this plan.

Stock-based compensation expense is recognized on a straight-line basis over the required service period. Adtalem accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire stock-based compensation expense is recognized at the grant date for stock-based grants issued to retirement eligible employees. For non-retirement eligible employees, stock-based compensation expense is recognized over the requisite service period. We account for forfeitures of unvested awards in the period they occur. Adtalem issues new shares of common stock to satisfy stock option exercises, RSU vests, and PSU vests. Stock-based compensation expense is included in student services and administrative expense in the Consolidated Statements of Income. There was no capitalized stock-based compensation cost as of September 30, 2024 and June 30, 2024.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graded vesting from the grant date and expire ten years from the grant date. The following table summarizes stock option activity for the three months ended September 30, 2024:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of June 30, 2024	550,343	$37.34
Exercised	(258,478)	36.75
Outstanding as of September 30, 2024	291,865	37.87	6.1	$10,978
Exercisable as of September 30, 2024	247,732	$38.02	5.9	$9,281

The fair value of stock options that vested during the three months ended September 30, 2024 and 2023 was $1.3 million and $1.9 million, respectively. As of September 30, 2024, $0.3 million of unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a remaining weighted-average period of 0.9 years. The total intrinsic value of stock options exercised for the three months ended September 30, 2024 and 2023 was $9.7 million and $0.1 million, respectively.

RSUs

Prior to fiscal year 2023, we granted RSUs generally with a four-year graded vesting from the grant date. Beginning in fiscal year 2023, we grant RSUs generally with a three-year graded vesting from the grant date. We also regularly grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the three months ended September 30, 2024:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of June 30, 2024	755,841	$40.51
Granted	1,280	74.83
Vested	(293,238)	38.90
Forfeited	(10,811)	38.10
Unvested as of September 30, 2024	453,072	$41.66

The weighted-average grant date fair value per share of RSUs granted in the three months ended September 30, 2024 and 2023 was $74.83 and $42.98, respectively. Our annual grant of RSUs is expected to be granted in the second quarter of fiscal year 2025. The grant date fair value of RSUs that vested during the three months ended September 30, 2024 and 2023 was $11.4 million and $8.7 million, respectively. As of September 30, 2024, $11.3 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 1.4 years.

PSUs

We issue PSUs generally with a three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the three months ended September 30, 2024:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of June 30, 2024	629,770	$43.77
Vested	(83,357)	33.84
Forfeited	(51,243)	34.62
Unvested as of September 30, 2024	495,170	$46.39

The weighted-average grant date fair value per share of PSUs granted in the three months ended September 30, 2023 was $42.98. Our annual grant of PSUs is expected to be granted in the second quarter of fiscal year 2025. The grant date fair value of PSUs that vested during the three months ended September 30, 2024 and 2023 was $2.8 million and $4.1 million, respectively. As of September 30, 2024, $16.7 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.4 years.

16. Fair Value Measurements

Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. The following fair value hierarchy prioritizes the inputs in valuation methodologies used to measure fair value:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability. These fair value measurements require significant judgement.

The valuation methodologies used for our assets and liabilities measured at fair value and their classification in the valuation hierarchy are described below.

The carrying value of our cash, cash equivalents, and restricted cash approximates fair value because of their short-term nature and is classified as Level 1.

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under our nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024 was $12.9 million and $13.2 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates its fair value, is included in accounts and financing receivables, net and other assets, net on the Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024 of $27.1 million and $28.9 million, respectively, and is classified as Level 2. See Note 9 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024 were $12.7 million and $12.2 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of both September 30, 2024 and June 30, 2024, the principal balance of our Notes was $405.0 million, with a fair value as of those dates of $401.8 million and $389.5 million, respectively. The valuation of the Notes was based upon quoted market prices and is classified as Level 1. As of both September 30, 2024 and June 30, 2024, the principal balance of our Term Loan B was $253.3 million, with a fair value as of those dates of $253.8 million and $254.9 million, respectively. The valuation of the Term Loan B was based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our Notes and Term Loan B.

As of September 30, 2024 and June 30, 2024, there were no assets or liabilities measured at fair value using Level 3 inputs.

Adtalem has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a nonrecurring basis include goodwill, intangible assets, and assets of businesses where the long-term value of the operations are deemed to be impaired. Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2024. See Note 12 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

17. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of September 30, 2024, we adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. At a non-binding mediation held on September 21, 2023, the parties agreed on a $28.5 million payment to resolve the issues in the case, subject to agreement on non-financial terms. The parties subsequently agreed to the non-financial terms including an agreement by Walden to implement certain website disclosures and verifications and to make certain programmatic changes. A settlement agreement has been executed by the parties. The settlement agreement in no way constitutes an admission of wrongdoing or liability by Walden. Plaintiffs filed a motion for preliminary approval of the settlement agreement on March 28, 2024. On April 17, 2024, the District Court preliminarily approved the settlement, which includes the provisional certification of the settlement class (the “Class”). The Class opt-out deadline was June 19, 2024. The Court held a fairness hearing on October 17, 2024 to determine, among other things, whether the requirements for certification of the Class had been met, whether the settlement should be approved as fair and reasonable, and whether the order and final judgment approving the settlement should be entered. On October 17, 2024, the Court entered an Order granting final approval of the settlement. We recorded a $28.5 million loss contingency accrual for this matter within accrued liabilities on the Consolidated Balance

Sheets as of September 30, 2024. In January 2024, Adtalem made a claim for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc. (“Laureate”), dated September 11, 2020, pursuant to which Adtalem purchased Walden. Adtalem expects to receive $5.5 million from Laureate in connection with such indemnification claim.

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

18. Segment Information

We present three reportable segments as follows:

Chamberlain – This segment includes the operations of Chamberlain, which offers degree and certificate programs in the nursing and health professions postsecondary education industry.

Walden – This segment includes the operations of Walden, which offers degree and certificate programs, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice.

Medical and Veterinary – This segment includes the operations of AUC, RUSM, and RUSVM, collectively referred to as the “medical and veterinary schools,” which offers degree and certificate programs in the medical and veterinary postsecondary education industry.

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, and debt modification costs. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment are not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Revenue:
Chamberlain	$167,930	$142,596
Walden	161,513	141,608
Medical and Veterinary	87,957	84,641
Total consolidated revenue	$417,400	$368,845
Adjusted operating income:
Chamberlain	$27,832	$24,324
Walden	42,642	31,115
Medical and Veterinary	14,730	14,477
Home Office	(9,355)	(6,607)
Total consolidated adjusted operating income	75,849	63,309
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(2,094)	(676)
Business integration expense	—	(5,262)
Amortization of acquired intangible assets	(2,805)	(10,677)
Litigation reserve	—	(18,500)
Debt modification costs	(712)	—
Total consolidated operating income	70,238	28,194
Interest expense	(14,482)	(15,657)
Other income, net	2,646	2,214
Total consolidated income from continuing operations before income taxes	$58,402	$14,751
Depreciation:
Chamberlain	$5,368	$4,116
Walden	1,682	1,974
Medical and Veterinary	2,569	2,892
Home Office	184	356
Total consolidated depreciation	$9,803	$9,338
Amortization of acquired intangible assets:
Walden	$2,805	$10,677
Total consolidated amortization of acquired intangible assets	$2,805	$10,677

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue by geographic area is as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Revenue by geographic area:
Domestic operations	$329,443	$284,204
Barbados, St. Kitts, and St. Maarten	87,957	84,641
Total consolidated revenue	$417,400	$368,845

No one customer accounted for more than 10% of Adtalem’s consolidated revenue for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read with and is qualified in its entirety by the Consolidated Financial Statements and the notes thereto included in this report. It should also be read in conjunction with the Cautionary Disclosure Regarding Forward-Looking Statements, the Risk Factors included in or incorporated by reference in this report (see Item 1A. “Risk Factors”), and the Financial Aid and Legislative and Regulatory Requirements disclosures set forth in this report. Adtalem reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended September 30, 2024 is for our first quarter of fiscal year 2025.

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

Revision of Previously Issued Consolidated Financial Statements

This MD&A has been amended to give effect to the revision discussed in Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Segments

We present three reportable segments as follows:

Chamberlain – This segment includes the operations of Chamberlain, which offers degree and certificate programs in the nursing and health professions postsecondary education industry.

Walden – This segment includes the operations of Walden, which offers degree and certificate programs, including those in nursing, education, counseling, business, psychology, public health, social work and human services, public administration and public policy, and criminal justice.

Medical and Veterinary – This segment includes the operations of AUC, RUSM, and RUSVM, collectively referred to as the “medical and veterinary schools,” which offers degree and certificate programs in the medical and veterinary postsecondary education industry.

“Home Office” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 18 “Segment Information” to the Consolidated Financial Statements.

First Quarter Highlights

Financial and operational highlights for the first quarter of fiscal year 2025 include:

●	Adtalem revenue increased 13.2%, or $48.6 million, to $417.4 million in the first quarter of fiscal year 2025 compared to the prior year period driven by increased revenue across all of our segments.
●	Net income increased 333.6%, or $35.5 million, to $46.2 million in the first quarter of fiscal year 2025 compared to the prior year period. This increase was primarily driven by an increase in revenue along with decreases in litigation reserve, amortization of acquired intangible assets, and business integration expense, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and the provision for income taxes.
●	Diluted earnings per share increased 372.0%, or $0.93, to $1.18, in the first quarter of fiscal year 2025 compared to the prior year period driven by the increase in net income and lower diluted shares due to share repurchases.
●	Adjusted net income increased 28.3%, or $11.1 million, to $50.5 million in the first quarter of fiscal year 2025 compared to the prior year period. This increase was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and provision for bad debts.
●	Diluted adjusted earnings per share increased 38.7%, or $0.36, to $1.29 in the first quarter of fiscal year 2025 compared to the prior year period driven by the increase in adjusted net income and lower diluted shares due to share repurchases.
●	For the July 2024 and September 2024 sessions, total student enrollment at Chamberlain increased 12.1% and 11.7%, respectively, compared to the same sessions last year.
●	As of September 30, 2024, total student enrollment at Walden increased 12.2% compared to September 30, 2023.
●	For the September 2024 semester, total student enrollment at the medical and veterinary schools decreased 0.7% compared to the same semester last year.
●	Adtalem repurchased a total of 462,063 shares of its common stock under its share repurchase programs at an average cost of $73.39 per share during the first quarter of fiscal year 2025. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Results of Operations

Revenue

The following table presents revenue by segment detailing the changes from the prior year period (in thousands):

	Three Months Ended September 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$142,596	$141,608	$84,641	$368,845
Growth	25,334	19,905	3,316	48,555
Fiscal year 2025	$167,930	$161,513	$87,957	$417,400
% change from prior year	17.8%	14.1%	3.9%	13.2%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2025
Session	July 2024	Sept. 2024
Total students	36,061	38,987
% change from prior year	12.1%	11.7%

	Fiscal Year 2024
Session	July 2023	Sept. 2023	Nov. 2023	Jan. 2024	Mar. 2024	May 2024
Total students	32,175	34,889	35,592	37,196	37,985	36,750
% change from prior year	2.6%	5.2%	6.6%	7.0%	9.0%	10.4%

Chamberlain revenue increased 17.8%, or $25.3 million, to $167.9 million in the first quarter of fiscal year 2025 compared to the prior year period, driven by an increase in enrollment and higher tuition rates. Enrollment has improved in all graduate and doctoral programs and the undergraduate Bachelor of Science in Nursing (“BSN”) programs. In the July and September 2024 sessions, the Registered Nurse to Bachelor of Science in Nursing (“RN-BSN”) online degree program also saw increased total enrollment. Chamberlain is achieving growth by leveraging scale through a national footprint and providing a full breadth of nursing programs and modalities.

Tuition Rates:

Tuition rates in the current fiscal year increased compared to the prior fiscal year for the following programs: BSN onsite and online degree, RN-BSN online degree, Master of Science in Nursing (“MSN”) online degree, Family Nurse Practitioner (“FNP”) online degree, Doctor of Nursing Practice (“DNP”) online degree program, and Master of Public Health (“MPH”) online degree. The average increase across all these programs was approximately 4% from the prior year.

Walden

Walden Student Enrollment:

	Fiscal Year 2025
	September 30,
Period	2024
Total students	45,979
% change from prior year	12.2%

	Fiscal Year 2024
	September 30,	December 31,	March 31,	June 30,
Period	2023	2023	2024	2024
Total students	40,975	40,971	42,751	41,845
% change from prior year	0.5%	7.9%	8.4%	11.3%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 14.1%, or $19.9 million, to $161.5 million in the first quarter of fiscal year 2025 compared to the prior year period, driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Walden’s improved enrollment has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

Tuition Rates:

Tuition rates for Walden programs, including general education are charged on a per credit hour basis that varies based on the nature of the program. For other programs such as those with a subscription-based learning modality, tuition is charged on a per term basis. Students are also charged program and clinical fees depending on the specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, for which tuition is charged per event. In most programs, these tuition rates, event charges, and fees increased by approximately 2% from the prior year.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2025
Semester	Sept. 2024
Total students	5,174
% change from prior year	(0.7)%

	Fiscal Year 2024
Semester	Sept. 2023	Jan. 2024	May 2024
Total students	5,209	5,073	4,726
% change from prior year	(7.5)%	(4.5)%	(2.9)%

Medical and Veterinary revenue increased 3.9%, or $3.3 million, to $88.0 million in the first quarter of fiscal year 2025 compared to the prior year period, driven by tuition rate increases at all three institutions in this segment, partially offset by decreased enrollment. Management’s focus is on increasing enrollment and renewing operational effectiveness, specifically around academic support, the enrollment experience, and marketing.

Tuition Rates:

●	Effective for semesters beginning in September 2024, tuition rates and administrative fees for the beginning basic sciences and clinical rotation portions of AUC’s medical program increased 4.0% and 4.25%, respectively, from the prior academic year.
●	Effective for semesters beginning in September 2024, tuition rates and administrative fees for the beginning basic sciences and clinical rotation portions of RUSM’s medical program increased 4.0% and 4.25%, respectively, from the prior academic year.
●	Effective for semesters beginning in September 2024, tuition rates for the pre-clinical and clinical curriculum of RUSVM’s veterinary program increased 2.0% from the prior academic year.

Cost of Educational Services

The cost of educational services expense category includes expenses related to the cost of faculty and staff who support educational operations, facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and the provision for bad debts. The following table presents cost of educational services by segment detailing the changes from the prior year period (in thousands):

	Three Months Ended September 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$65,406	$54,030	$49,182	$168,618
Cost increase	11,000	3,951	2,426	17,377
Fiscal year 2025	$76,406	$57,981	$51,608	$185,995
% change from prior year	16.8%	7.3%	4.9%	10.3%

Cost of educational services increased 10.3%, or $17.4 million, to $186.0 million in the first quarter of fiscal year 2025 compared to the prior year period. This cost increase was primarily driven by an increase in labor and other costs to support increased enrollment and an increase in the provision for bad debts.

As a percentage of revenue, cost of educational services was 44.6% and 45.7% in the first quarter of fiscal year 2025 and 2024, respectively. The decrease in the percentage was primarily the result of revenue growth accompanied with cost efficiencies.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization expense of acquired intangible assets. The following table presents student services and administrative expense by segment detailing the changes from the prior year period (in thousands):

	Three Months Ended September 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2024	$52,865	$85,640	$20,982	$6,608	$166,095
Cost increase	10,827	4,427	637	2,747	18,638
Amortization of acquired intangible assets decrease	—	(7,872)	—	—	(7,872)
Litigation reserve decrease	—	(18,500)	—	—	(18,500)
Debt modification costs increase	—	—	—	712	712
Fiscal year 2025	$63,692	$63,695	$21,619	$10,067	$159,073

Fiscal year 2025 % change:
Cost increase	20.5%	5.2%	3.0%	NM	11.2%
Amortization of acquired intangible assets decrease	—	(9.2)%	—	NM	(4.7)%
Litigation reserve decrease	—	(21.6)%	—	NM	(11.1)%
Debt modification costs increase	—	—	—	NM	0.4%
Fiscal year 2025 % change	20.5%	(25.6)%	3.0%	NM	(4.2)%

Student services and administrative expense decreased 4.2%, or $7.0 million, to $159.1 million in the first quarter of fiscal year 2025 compared to the prior year period. Excluding amortization of acquired intangible assets, litigation reserve, and debt modification costs, student services and administrative expense increased 11.2%, or $18.6 million, in the first quarter of fiscal year 2025 compared to the prior year period. This increase was primarily driven by an increase in marketing expense and investments to support growth initiatives.

As a percentage of revenue, student services and administrative expense was 38.1% and 45.0% in the first quarter of fiscal year 2025 and 2024, respectively. The decrease in the percentage was primarily the result of a decrease in amortization of acquired intangible assets and litigation reserve.

Restructuring Expense

Restructuring expense was $2.1 million and $0.7 million in the first quarter of fiscal year 2025 and 2024, respectively. This increase was primarily driven by workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office in the first quarter of fiscal year 2025. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Business Integration Expense

Business integration expense was $5.3 million in the first quarter of fiscal year 2024. We did not incur business integration expense during the first quarter of fiscal year 2025. In the prior year, we incurred costs associated with integrating Walden into Adtalem. In addition, we initiated transformation initiatives to accelerate growth and organizational agility, and certain costs relating to the transformation were included in business integration expense in the Consolidated Statements of Income.

Operating Income

The following table presents a reconciliation of operating income (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Three Months Ended
	September 30,
			Increase/(Decrease)
	2024	2023	$	%
Chamberlain:
Operating income (GAAP)	$25,974	$24,324	$1,650	6.8%
Restructuring expense	1,858	—	1,858
Adjusted operating income (non-GAAP)	$27,832	$24,324	$3,508	14.4%
Operating margin (GAAP)	15.5%	17.1%
Operating margin (non-GAAP)	16.6%	17.1%

Walden:
Operating income (GAAP)	$39,837	$1,938	$37,899	1,955.6%
Amortization of acquired intangible assets	2,805	10,677	(7,872)
Litigation reserve	—	18,500	(18,500)
Adjusted operating income (non-GAAP)	$42,642	$31,115	$11,527	37.0%
Operating margin (GAAP)	24.7%	1.4%
Operating margin (non-GAAP)	26.4%	22.0%

Medical and Veterinary:
Operating income (GAAP)	$14,671	$14,363	$308	2.1%
Restructuring expense	59	114	(55)
Adjusted operating income (non-GAAP)	$14,730	$14,477	$253	1.7%
Operating margin (GAAP)	16.7%	17.0%
Operating margin (non-GAAP)	16.7%	17.1%

Home Office:
Operating loss (GAAP)	$(10,244)	$(12,431)	$2,187	17.6%
Restructuring expense	177	562	(385)
Business integration expense	—	5,262	(5,262)
Debt modification costs	712	—	712
Adjusted operating loss (non-GAAP)	$(9,355)	$(6,607)	$(2,748)	(41.6)%

Adtalem Global Education:
Operating income (GAAP)	$70,238	$28,194	$42,044	149.1%
Restructuring expense	2,094	676	1,418
Business integration expense	—	5,262	(5,262)
Amortization of acquired intangible assets	2,805	10,677	(7,872)
Litigation reserve	—	18,500	(18,500)
Debt modification costs	712	—	712
Adjusted operating income (non-GAAP)	$75,849	$63,309	$12,540	19.8%
Operating margin (GAAP)	16.8%	7.6%
Operating margin (non-GAAP)	18.2%	17.2%

Consolidated operating income increased 149.1%, or $42.0 million, to $70.2 million in the first quarter of fiscal year 2025 compared to the prior year period. The operating income increase in the first quarter of fiscal year 2025 was primarily driven by an increase in revenue and decreases in business integration expense, amortization of acquired intangible assets, and litigation reserve, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and provision for bad debts. The decrease in amortization of acquired intangible assets is driven by the decrease in amortization relating to the Walden student relationships intangible asset, which was fully amortized as of June 30, 2024.

Consolidated adjusted operating income increased 19.8%, or $12.5 million, to $75.8 million in the first quarter of fiscal year 2025 compared to the prior year period. The adjusted operating income increase in the first quarter of fiscal year 2025 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and provision for bad debts.

Chamberlain

Chamberlain operating income increased 6.8%, or $1.7 million, to $26.0 million in the first quarter of fiscal year 2025 compared to the prior year period. Segment adjusted operating income increased 14.4%, or $3.5 million, to $27.8 million in the first quarter of fiscal year 2025 compared to the prior year period. The adjusted operating income increase in the first quarter of fiscal year 2025 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, investments to support growth initiatives, and marketing expense.

Walden

Walden operating income increased 1,955.6%, or $37.9 million, to $39.8 million in the first quarter of fiscal year 2025 compared to the prior year period. Segment adjusted operating income increased 37.0%, or $11.5 million, to $42.6 million in the first quarter of fiscal year 2025 compared to the prior year period. The adjusted operating income increase in the first quarter of fiscal year 2025 was primarily driven by the increase in revenue, partially offset by increases in labor and other costs to support increased enrollment and investments to support growth initiatives.

Medical and Veterinary

Medical and Veterinary operating income increased 2.1%, or $0.3 million, to $14.7 million in the first quarter of fiscal year 2025 compared to the prior year period. Segment adjusted operating income increased 1.7%, or $0.3 million, to $14.7 million in the first quarter of fiscal year 2025 compared to the prior year period. The adjusted operating income increase in the first quarter of fiscal year 2025 was primarily driven by an increase in revenue, partially offset by investments to support initiatives to drive future growth and provision for bad debts.

Interest Expense

Interest expense was $14.5 million and $15.7 million in the first quarter of fiscal year 2025 and 2024, respectively. This decrease was primarily driven by lower interest expense on our Term Loan B due to decreased borrowings and a lower interest rate, partially offset by an increase in letter of credit fees (as discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Other Income, Net

Other income, net was $2.6 million and $2.2 million in the first quarter of fiscal year 2025 and 2024, respectively. This increase was primarily the result of an increase in investment gains, partially offset by a decrease in interest income.

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

Our effective tax rate from continuing operations was 20.8% and 18.9% in the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the first quarter of fiscal year 2025 increased compared to the prior year period primarily due to an increase in the percentage of earnings from operations in higher taxed jurisdictions and a limitation of tax benefits on certain executive compensation.

Discontinued Operations

Loss from discontinued operations was $0.1 million and $1.3 million in the first quarter of fiscal year 2025 and 2024, respectively. We continue to incur costs associated with ongoing litigation and settlements related to the DeVry University and Carrington College divestitures, which were completed during fiscal year 2019, and are classified as expense within discontinued operations.

Financial Aid

Like other higher education institutions, Adtalem’s institutions are dependent upon the timely receipt of federal financial aid funds. All public financial aid programs are subject to political and governmental budgetary considerations. Adtalem’s institutions and their students participate in a wide range of financial aid programs, including U.S. federal financial aid, state financial aid, Canadian financial aid, private loan programs, tax-favored programs, Adtalem-provided financial assistance, and employer-provided financial assistance. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for a discussion of student financial aid related risks.

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

Financial Responsibility

Institutions must pass a U.S. Department of Education (“ED”) financial responsibility test, also known as a “composite score,” to maintain eligibility to participate in Title IV aid programs. For Adtalem’s institutions, this test is calculated at the consolidated Adtalem level. Applying various financial elements from annual audited financial statements, the score is a composite of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A score greater than or equal to 1.5 indicates the institution is considered financially responsible. A score of less than 1.5 but greater than or equal to 1.0 is considered financially responsible but require additional oversight. For example, an institution with a score in this range is subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is not considered financially responsible but may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

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

Program Participation Agreement (“PPA”)

All institutions must apply periodically to ED for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution, or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action.

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

During the fourth quarter of fiscal year 2024, ED provisionally recertified AUC and RUSM’s Title IV PPAs through March 31, 2025. During the first quarter of fiscal year 2025, ED provisionally recertified RUSVM’s Title IV PPA through March 31, 2027.

The provisional nature of the PPAs stemmed from Adtalem’s composite score declining and failing to meet ED’s standards of financial responsibility as described above.

Walden, AUC, and RUSM’s provisional PPAs included financial requirements, such as letter of credit, heightened cash monitoring, and additional reporting. We do not believe these requirements will have a material effect on Adtalem’s financial position or results of operations. Walden also is subject to customary restrictions following an acquisition limiting changes to its educational programs, including a prohibition on the addition of new programs or locations that had not been approved by ED prior to the change in ownership for a period established by ED. With the approval of its change in ownership, Walden has the ability to request ED approval for new programs.

ED has recently allowed reductions totaling $90.8 million in our letters of credit. As of September 30, 2024, Adtalem had $227.3 million of letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

Gainful Employment

The HEA requires certificate programs at all Title IV institutions and degree programs at proprietary Title IV institutions to prepare students for gainful employment in a recognized occupation. In October 2023, ED released new Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) rules effective July 1, 2024. GE programs must meet a debt-to-earnings test in which graduates’ annual debt payments must not exceed 8% of their annual earnings or 20% of their discretionary earnings. GE programs must also meet an earnings premium test in which graduates’ earnings must exceed those of a typical high school graduate. Under the regulation, programs that fail either metric must provide warnings to students and prospective students that the program is at risk of losing Title IV eligibility, and programs that fail the same measure in two out of three consecutive years lose Title IV eligibility. The GE regulation also includes a transparency framework in which debt-to-earnings, earnings premium, and a wide range of other program outcomes for all Title IV programs are disclosed on a website hosted by ED. Because there are many factors and unknowns, including the earnings of program graduates, Adtalem is reviewing the regulation to determine what impact, if any, the regulation will have on its programs. In addition, multiple parties are seeking to block enforcement of the FVT/GE rule under the Administrative Procedure Act and other legal theories.

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

Adtalem’s consolidated cash and cash equivalents balance of $264.8 million and $219.3 million as of September 30, 2024 and June 30, 2024, respectively, included cash and cash equivalents held at Adtalem’s international operations of $4.6 million and $4.6 million as of September 30, 2024 and June 30, 2024, respectively, which is available to Adtalem for general corporate purposes.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Income from continuing operations	$46,245	$11,959
Non-cash items	59,790	50,266
Changes in assets and liabilities	(16,468)	23,889
Net cash provided by operating activities-continuing operations	$89,567	$86,114

Net cash provided by operating activities from continuing operations in the three months ended September 30, 2024 was $89.6 million compared to $86.1 million in the prior year period. The increase was driven by income from continuing operations and non-cash items, partially offset by changes in working capital. The increase of $9.5 million in non-cash items between the three months ended September 30, 2024 and the three months ended September 30, 2023 was primarily driven by an increase in deferred income taxes partially offset by a decrease in amortization of acquired intangible assets. The decrease of $40.4 million in cash generated from changes in assets and liabilities between the three months ended September 30, 2024 and the three months ended September 30, 2023 was primarily due to timing differences in accounts and financing receivables, prepaid assets, cloud computing implementation assets, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Net cash used in investing activities during the three months ended September 30, 2024 and 2023 was $9.5 million and $10.3 million, respectively, and was primarily driven by capital expenditures of $10.4 million and $10.4 million, respectively. The capital expenditures in fiscal year 2025 primarily consisted of spending for information technology investments and Chamberlain’s campus development. For the remainder of fiscal year 2025, we expect capital spending on information technology, new campus development at Chamberlain, and facility improvements at the medical and veterinary schools. Management anticipates full fiscal year 2025 capital spending to be in the $55 to $75 million range. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Repurchases of common stock for treasury	$(33,190)	$(90,477)
Other	(921)	(4,911)
Net cash used in financing activities	$(34,111)	$(95,388)

On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. As of September 30, 2024, $177.7 million of authorized share repurchases were remaining under the fourteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem entered into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” As of September 30, 2024, the principal balance of the Notes and Term Loan B was $405.0 million and $253.3 million, respectively. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

In the event of unexpected market conditions or negative economic changes that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $242.1 million as of September 30, 2024.

Material Cash Requirements

Long-Term Debt – As of September 30, 2024, we have principal balances of $405.0 million of Notes and $253.3 million of Term Loan B, which requires interest payments. With previous Term Loan B prepayments, we are no longer required to make quarterly principal installment payments on the Term Loan B. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

As of September 30, 2024, Adtalem had $227.3 million of letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $58.3 million of surety bonds as of September 30, 2024 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Cautionary Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Adtalem’s future growth. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and that might be contained in this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and Adtalem assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, debt modification costs, and loss from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, debt modification costs, and loss from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, and debt modification costs. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for loss from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation, amortization of acquired intangible assets, amortization of cloud computing implementation assets, stock-based compensation, restructuring expense, business integration expense, litigation reserve, and debt modification costs. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Provision for income taxes, interest expense, and other income, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Business integration expense include expenses related to the Walden acquisition and certain costs related to growth transformation initiatives. We do not include normal, recurring, cash operating expenses in our business integration expense.
●	Amortization of acquired intangible assets.
●	Amortization of cloud computing implementation assets.
●	Reserves related to significant litigation and debt modification costs related to refinancing our Term Loan B loan.
●	Loss from discontinued operations includes expense from ongoing litigation costs and settlements related to the DeVry University and Carrington College divestitures.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Net income (GAAP)	$46,165	$10,646
Restructuring expense	2,094	676
Business integration expense	—	5,262
Amortization of acquired intangible assets	2,805	10,677
Litigation reserve and debt modification costs	712	18,500
Income tax impact on non-GAAP adjustments (1)	(1,332)	(7,693)
Loss from discontinued operations	80	1,313
Adjusted net income (non-GAAP)	$50,524	$39,381
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended
	September 30,
	2024	2023
Diluted earnings per share (GAAP)	$1.18	$0.25
Effect on diluted earnings per share:
Restructuring expense	0.05	0.02
Business integration expense	-	0.12
Amortization of acquired intangible assets	0.07	0.25
Litigation reserve and debt modification costs	0.02	0.44
Income tax impact on non-GAAP adjustments (1)	(0.03)	(0.18)
Loss from discontinued operations	0.00	0.03
Adjusted earnings per share (non-GAAP)	$1.29	$0.93
Diluted shares used in non-GAAP EPS calculation	39,109	42,184
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended
	September 30,
			Increase/(Decrease)
	2024	2023	$	%
Chamberlain:
Operating income (GAAP)	$25,974	$24,324	$1,650	6.8%
Restructuring expense	1,858	—	1,858
Depreciation	5,368	4,116	1,252
Amortization of cloud computing implementation assets	652	200	452
Stock-based compensation	3,119	2,907	212
Adjusted EBITDA (non-GAAP)	$36,971	$31,547	$5,424	17.2%
Adjusted EBITDA margin (non-GAAP)	22.0%	22.1%

Walden:
Operating income (GAAP)	$39,837	$1,938	$37,899	1,955.6%
Amortization of acquired intangible assets	2,805	10,677	(7,872)
Litigation reserve	—	18,500	(18,500)
Depreciation	1,682	1,974	(292)
Amortization of cloud computing implementation assets	701	188	513
Stock-based compensation	2,740	1,864	876
Adjusted EBITDA (non-GAAP)	$47,765	$35,141	$12,624	35.9%
Adjusted EBITDA margin (non-GAAP)	29.6%	24.8%

Medical and Veterinary:
Operating income (GAAP)	$14,671	$14,363	$308	2.1%
Restructuring expense	59	114	(55)
Depreciation	2,569	2,892	(323)
Amortization of cloud computing implementation assets	283	52	231
Stock-based compensation	1,607	1,640	(33)
Adjusted EBITDA (non-GAAP)	$19,189	$19,061	$128	0.7%
Adjusted EBITDA margin (non-GAAP)	21.8%	22.5%

Home Office:
Operating loss (GAAP)	$(10,244)	$(12,431)	$2,187	17.6%
Restructuring expense	177	562	(385)
Business integration expense	—	5,262	(5,262)
Debt modification costs	712	—	712
Depreciation	184	356	(172)
Stock-based compensation	1,985	1,044	941
Adjusted EBITDA (non-GAAP)	$(7,186)	$(5,207)	$(1,979)	(38.0)%

Adtalem Global Education:
Net income (GAAP)	$46,165	$10,646	$35,519	333.6%
Loss from discontinued operations	80	1,313	(1,233)
Interest expense	14,482	15,657	(1,175)
Other income, net	(2,646)	(2,214)	(432)
Provision for income taxes	12,157	2,792	9,365
Operating income (GAAP)	70,238	28,194	42,044
Depreciation and amortization	14,244	20,455	(6,211)
Stock-based compensation	9,451	7,455	1,996
Restructuring expense	2,094	676	1,418
Business integration expense	—	5,262	(5,262)
Litigation reserve	—	18,500	(18,500)
Debt modification costs	712	—	712
Adjusted EBITDA (non-GAAP)	$96,739	$80,542	$16,197	20.1%
Adjusted EBITDA margin (non-GAAP)	23.2%	21.8%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Adtalem’s market risk exposure during the first three months of fiscal year 2025 from those set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Adtalem’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Adtalem’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of fiscal year 2025 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 17 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

There have been no material changes to Adtalem’s risk factors from those set forth since Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 - July 31, 2024	—	$—	—	$211,563,176
August 1, 2024 - August 31, 2024	203,249	$72.98	203,249	$196,729,506
September 1, 2024 - September 30, 2024	258,814	$73.71	258,814	$177,651,677
Total	462,063	$73.39	462,063
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	243	$69.74	NA	NA
August 1, 2024 - August 31, 2024	129,674	$75.40	NA	NA
September 1, 2024 - September 30, 2024	13,207	$69.81	NA	NA
Total	143,124	$74.88	NA	NA
(1)

Represents shares delivered to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Item 5. Other Information

On August 29, 2024, Mr. William Burke, a member of Adtalem’s Board of Directors, entered in a 10b5-1 Preset Diversification Program (the “10b5-1 Plan”). Mr. Burke’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). The estimated selling start date under Mr. Burke’s 10b5-1 Plan is November 28, 2024. The 10b5-1 Plan end date is November 28, 2025. The 10b5-1 Plan governs Mr. Burke’s sale of 4,000 restricted stock units (“RSUs”) that have vested. The RSUs were acquired in connection with Adtalem’s Fourth Amended and Restated Incentive Plan of 2013 for employees and directors. After such sale by Mr. Burke, he will continue to satisfy the stock ownership requirements for our board members. Transactions under 10b5-1 trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

Item 6. Exhibits

4.1	Amendment No. 3 to Credit Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K dated August 21, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: October 29, 2024	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)