Form 10-Q
period 2024-12-31
Adtalem Global Education Inc.
filed 2025-01-30
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of January 24, 2025, there were 37,264,816 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	December 31,	June 30,
	2024	2024
Assets:
Current assets:
Cash and cash equivalents	$193,958	$219,306
Restricted cash	1,461	1,896
Accounts and financing receivables, net	146,973	126,833
Prepaid expenses and other current assets	64,693	70,050
Total current assets	407,085	418,085
Noncurrent assets:
Property and equipment, net	245,878	248,524
Operating lease assets	188,800	176,755
Deferred income taxes	28,413	49,088
Intangible assets, net	771,084	776,694
Goodwill	961,262	961,262
Other assets, net	112,608	103,184
Assets held for sale	7,825	7,825
Total noncurrent assets	2,315,870	2,323,332
Total assets	$2,722,955	$2,741,417
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$66,920	$102,626
Accrued payroll and benefits	50,999	71,373
Accrued liabilities	62,479	96,957
Deferred revenue	171,523	185,272
Current operating lease liabilities	32,633	31,429
Total current liabilities	384,554	487,657
Noncurrent liabilities:
Long-term debt	649,924	648,712
Long-term operating lease liabilities	182,051	167,712
Deferred income taxes	32,367	29,526
Other liabilities	35,149	38,675
Total noncurrent liabilities	899,491	884,625
Total liabilities	1,284,045	1,372,282
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 37,289 and 37,681 shares outstanding as of December 31, 2024 and June 30, 2024, respectively	839	832
Additional paid-in capital	642,975	611,949
Retained earnings	2,662,530	2,540,509
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 46,597 and 45,513 shares as of December 31, 2024 and June 30, 2024, respectively	(1,865,207)	(1,781,928)
Total shareholders' equity	1,438,910	1,369,135
Total liabilities and shareholders' equity	$2,722,955	$2,741,417

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue	$447,729	$393,242	$865,129	$762,087
Operating cost and expense:
Cost of educational services	186,636	172,069	372,631	340,687
Student services and administrative expense	156,901	155,584	315,974	321,679
Restructuring expense	322	68	2,416	744
Business integration expense	—	6,909	—	12,171
Total operating cost and expense	343,859	334,630	691,021	675,281
Operating income	103,870	58,612	174,108	86,806
Interest expense	(13,909)	(16,693)	(28,391)	(32,350)
Other income, net	2,235	3,563	4,881	5,777
Income from continuing operations before income taxes	92,196	45,482	150,598	60,233
Provision for income taxes	(21,020)	(7,769)	(33,177)	(10,561)
Income from continuing operations	71,176	37,713	117,421	49,672
Discontinued operations:
Income from discontinued operations before income taxes	6,271	2,926	6,164	1,161
Provision for income taxes	(1,591)	(748)	(1,564)	(296)
Income from discontinued operations	4,680	2,178	4,600	865
Net income and comprehensive income	$75,856	$39,891	$122,021	$50,537

Earnings per share:
Basic:
Continuing operations	$1.90	$0.95	$3.12	$1.22
Discontinued operations	$0.13	$0.05	$0.12	$0.02
Total basic earnings per share	$2.03	$1.00	$3.25	$1.24
Diluted:
Continuing operations	$1.85	$0.92	$3.03	$1.20
Discontinued operations	$0.12	$0.05	$0.12	$0.02
Total diluted earnings per share	$1.98	$0.98	$3.15	$1.22

Weighted-average shares outstanding:
Basic shares	37,435	39,872	37,578	40,636
Diluted shares	38,401	40,787	38,755	41,486

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2024	2023
Operating activities:
Net income	$122,021	$50,537
Income from discontinued operations	(4,600)	(865)
Income from continuing operations	117,421	49,672
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20,918	13,505
Amortization and impairments to operating lease assets	14,092	17,340
Depreciation	19,993	19,381
Amortization of acquired intangible assets	5,610	20,010
Amortization of debt discount and issuance costs	2,226	2,310
Provision for bad debts	28,719	23,024
Deferred income taxes	23,516	(343)
Loss on disposals of property and equipment	114	38
Gain on investments	(442)	(575)
Unrealized loss on assets held for sale	—	647
Changes in assets and liabilities:
Accounts and financing receivables	(46,493)	(52,716)
Prepaid expenses and other current assets	6,829	(2,143)
Cloud computing implementation assets	(14,071)	(11,314)
Accounts payable	(34,588)	9,755
Accrued payroll and benefits	(20,311)	(6,073)
Accrued liabilities	(29,066)	25,130
Deferred revenue	(12,028)	(13,540)
Operating lease liabilities	(10,594)	(20,441)
Other assets and liabilities	(5,888)	(1,314)
Net cash provided by operating activities-continuing operations	65,957	72,353
Net cash provided by operating activities-discontinued operations	4,340	9,515
Net cash provided by operating activities	70,297	81,868
Investing activities:
Capital expenditures	(21,094)	(19,612)
Proceeds from sales of marketable securities	2,426	626
Purchases of marketable securities	(1,548)	(498)
Net cash used in investing activities	(20,216)	(19,484)
Financing activities:
Proceeds from exercise of stock options	9,833	15,313
Employee taxes paid on withholding shares	(12,198)	(6,505)
Proceeds from stock issued under Colleague Stock Purchase Plan	567	359
Repurchases of common stock for treasury	(74,066)	(160,549)
Proceeds from issuance of long-term debt	9,873	—
Repayments of long-term debt	(9,873)	—
Net cash used in financing activities	(75,864)	(151,382)
Net decrease in cash, cash equivalents and restricted cash	(25,783)	(88,998)
Cash, cash equivalents and restricted cash at beginning of period	221,202	275,075
Cash, cash equivalents and restricted cash at end of period	$195,419	$186,077
Non-cash investing and financing activities:
Accrued capital expenditures	$5,085	$4,053
Accrued liability for repurchases of common stock	$400	$2,400
Accrued excise tax on share repurchases	$301	$2,358

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
September 30, 2023	82,605	$826	$576,758	$2,414,378	$(2,227)	42,204	$(1,611,072)	$1,378,663
Net income				39,891				39,891
Stock-based compensation			6,050					6,050
Net activity from stock-based compensation awards	487	5	14,758			15	(855)	13,908
Proceeds from stock issued under Colleague Stock Purchase Plan			21			(4)	167	188
Repurchases of common stock for treasury						1,351	(69,301)	(69,301)
December 31, 2023	83,092	$831	$597,587	$2,454,269	$(2,227)	43,566	$(1,681,061)	$1,369,399

September 30, 2024	83,829	$838	$631,033	$2,586,674	$(2,227)	46,113	$(1,826,366)	$1,389,952
Net income				75,856				75,856
Stock-based compensation			11,467					11,467
Net activity from stock-based compensation awards	57	1	334			17	(1,481)	(1,146)
Proceeds from stock issued under Colleague Stock Purchase Plan			141			(4)	157	298
Repurchases of common stock for treasury						471	(37,517)	(37,517)
December 31, 2024	83,886	$839	$642,975	$2,662,530	$(2,227)	46,597	$(1,865,207)	$1,438,910

June 30, 2023	82,232	$822	$568,761	$2,403,750	$(2,227)	39,922	$(1,513,770)	$1,457,336
Net income				50,537				50,537
Stock-based compensation			13,505					13,505
Net activity from stock-based compensation awards	860	9	15,304			145	(6,505)	8,808
Proceeds from stock issued under Colleague Stock Purchase Plan			17	(18)		(10)	400	399
Repurchases of common stock for treasury						3,509	(161,186)	(161,186)
December 31, 2023	83,092	$831	$597,587	$2,454,269	$(2,227)	43,566	$(1,681,061)	$1,369,399

June 30, 2024	83,194	$832	$611,949	$2,540,509	$(2,227)	45,513	$(1,781,928)	$1,369,135
Net income				122,021				122,021
Stock-based compensation			20,918					20,918
Net activity from stock-based compensation awards	692	7	9,826			160	(12,198)	(2,365)
Proceeds from stock issued under Colleague Stock Purchase Plan			282			(9)	348	630
Repurchases of common stock for treasury						933	(71,429)	(71,429)
December 31, 2024	83,886	$839	$642,975	$2,662,530	$(2,227)	46,597	$(1,865,207)	$1,438,910

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references. Adtalem reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended December 31, 2024 is for our second quarter of fiscal year 2025.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. We use the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations. Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years. Certain items presented in tables may not sum due to rounding. Prior period amounts have been revised to conform with the current period presentation. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our 2024 form 10-K.

Business integration expense was $6.9 million and $12.2 million in the three and six months ended December 31, 2023, respectively. We did not incur business integration expense in the three and six months ended December 31, 2024. In the prior year, we incurred costs associated with integrating Walden into Adtalem. In addition, we initiated transformation initiatives to accelerate growth and organizational agility and certain costs relating to the transformation were included in business integration expense in the Consolidated Statements of Income.

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

Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03: “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions as well as disclosures about selling expenses. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The amendments should be applied prospectively, however retrospective application is permitted. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will expand our footnote disclosures to include a disaggregation of expenses in accordance with the amendments but will not otherwise impact Adtalem’s Consolidated Financial Statements.

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

3. Discontinued Operations

On December 11, 2018, Adtalem completed the sale of DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. As the sale represented a strategic shift that had a major effect on Adtalem’s operations and financial results, DeVry University is presented in Adtalem’s Consolidated Financial Statements as a discontinued operation. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s financial results. Adtalem received $7.0 million and $5.5 million during the second quarter of fiscal year 2025 and 2024, respectively, related to the earn-out. To date, we have received a total of $19.5 million related to the earn-out.

The following is a summary of income statement information reported as discontinued operations, which includes expense from ongoing litigation costs and settlements related to the DeVry University divestiture and the earn-outs we received (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Operating cost and expense:
Student services and administrative expense	(6,271)	(2,926)	(6,164)	(1,161)
Total operating cost and expense	(6,271)	(2,926)	(6,164)	(1,161)
Income from discontinued operations before income taxes	6,271	2,926	6,164	1,161
Provision for income taxes	(1,591)	(748)	(1,564)	(296)
Income from discontinued operations	$4,680	$2,178	$4,600	$865

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended December 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$180,986	$171,306	$93,021	$445,313
Other	—	—	2,416	2,416
Total	$180,986	$171,306	$95,437	$447,729

	Six Months Ended December 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$348,916	$332,819	$178,008	$859,743
Other	—	—	5,386	5,386
Total	$348,916	$332,819	$183,394	$865,129

	Three Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$153,553	$146,808	$89,438	$389,799
Other	—	—	3,443	3,443
Total	$153,553	$146,808	$92,881	$393,242

	Six Months Ended December 31, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$296,149	$288,416	$170,595	$755,160
Other	—	—	6,927	6,927
Total	$296,149	$288,416	$177,522	$762,087

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

Students may receive scholarships, discounts, or refunds, which gives rise to variable consideration. The amounts of scholarships or discounts are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these scholarships or discounts from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption based on our historical experience of student persistence toward completion of study. The contract liability associated with these material rights is presented as deferred revenue within current liabilities and other liabilities within noncurrent liabilities on the Consolidated Balance Sheets based on the amounts expected to be earned in the next 12 months. The contract liability amount associated with these material rights presented as deferred revenue within current liabilities is $32.1 million and $24.1 million as of December 31, 2024 and June 30, 2024, respectively, and the amount presented as deferred revenue within noncurrent liabilities is $21.3 million and $19.6 million as of December 31, 2024 and June 30, 2024, respectively. The noncurrent contract liability associated with these material rights is expected to be earned over approximately the next four fiscal years.

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

Contract Balances

Students are billed at the beginning of each academic term and payment is due at that time. Adtalem’s performance obligation is to provide educational services in the form of instruction during the academic term and to provide for any scholarships or discounts that are deemed a material right under ASC 606. As instruction is provided or the deferred value of material rights are recognized, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Adtalem’s credit extension programs (see Note 9 “Accounts and Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts receivable and financing receivables are reduced.

Deferred revenue within current liabilities is $171.5 million and $185.3 million as of December 31, 2024 and June 30, 2024, respectively, and deferred revenue within noncurrent liabilities is $21.3 million and $19.6 million as of December 31, 2024 and June 30, 2024, respectively. Revenue of $6.8 million and $173.2 million was recognized during the three and six months ended December 31, 2024, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2025. Revenue of $2.0 million and $152.1 million was recognized in the three and six months ended December 31, 2023, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2024.

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

5. Restructuring Expense

During the six months ended December 31, 2024, Adtalem recorded restructuring expense primarily driven by workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring actions. During the six months ended December 31, 2023, Adtalem recorded restructuring expense primarily driven by prior real estate consolidations at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Restructuring expense by segment were as follows (in thousands):

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$77	$—	$77	$974	$961	$1,935
Medical and Veterinary	56	—	56	115	—	115
Home Office	189	—	189	366	—	366
Total	$322	$—	$322	$1,455	$961	$2,416

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Walden	$(776)	$—	$(776)	$(776)	$—	$(776)
Medical and Veterinary	71	—	71	145	40	185
Home Office	773	—	773	1,335	—	1,335
Total	$68	$—	$68	$704	$40	$744

The following table summarizes the separation and restructuring plan activity for fiscal years 2024 and 2025, for which cash payments are required (in thousands):

Liability balance as of June 30, 2023	$741
Increase in liability (separation and other charges)	40
Reduction in liability (payments and adjustments)	(781)
Liability balance as of June 30, 2024	—
Increase in liability (separation and other charges)	961
Reduction in liability (payments and adjustments)	(939)
Liability balance as of December 31, 2024	$22

These liability balances are recorded as accrued liabilities on the Consolidated Balance Sheets.

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Interest and dividend income	$2,406	$2,541	$4,439	$5,202
Investment (loss) gain	(171)	1,022	442	575
Other income, net	$2,235	$3,563	$4,881	$5,777

Investment (loss) gain includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations.

7. Income Taxes

Our effective tax rate from continuing operations was 22.8% and 22.0% in the three and six months ended December 31, 2024, respectively, and 17.1% and 17.5% in the three and six months ended December 31, 2023, respectively. The effective tax rate for the three and six months ended December 31, 2024 increased compared to the prior year periods primarily due to an increase in the percentage of earnings from operations in higher taxed jurisdictions and a limitation of tax benefits on certain executive compensation. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, changes in uncertain tax positions, and tax benefits on stock-based compensation.

RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039 and RUSVM has an exemption in St. Kitts until 2038.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Numerator:
Net income:
Continuing operations	$71,176	$37,713	$117,421	$49,672
Discontinued operations	4,680	2,178	4,600	865
Net income	$75,856	$39,891	$122,021	$50,537

Denominator:
Weighted-average basic shares outstanding	37,435	39,872	37,578	40,636
Effect of dilutive stock awards	966	915	1,177	850
Weighted-average diluted shares outstanding	38,401	40,787	38,755	41,486

Earnings per share:
Basic:
Continuing operations	$1.90	$0.95	$3.12	$1.22
Discontinued operations	$0.13	$0.05	$0.12	$0.02
Total basic earnings per share	$2.03	$1.00	$3.25	$1.24
Diluted:
Continuing operations	$1.85	$0.92	$3.03	$1.20
Discontinued operations	$0.12	$0.05	$0.12	$0.02
Total diluted earnings per share	$1.98	$0.98	$3.15	$1.22

Weighted-average antidilutive shares	89	89	45	210

9. Accounts and Financing Receivables

Our accounts receivables relate to student balances occurring in the normal course of business. Accounts receivables have a term of less than one year and are included in accounts and financing receivables, net on our Consolidated Balance Sheets. Our financing receivables relate to credit extension programs, which provides student with payment terms in excess of one year and are included in accounts and financing receivables, net and other assets, net on our Consolidated Balance Sheets.

The classification of our accounts and financing receivable balances was as follows (in thousands):

	December 31, 2024
	Gross	Allowance	Net
Accounts receivables, current	$181,103	$(36,752)	$144,351
Financing receivables, current	5,415	(2,793)	2,622
Accounts and financing receivables, current	$186,518	$(39,545)	$146,973

Financing receivables, current	$5,415	$(2,793)	$2,622
Financing receivables, noncurrent	34,032	(10,266)	23,766
Total financing receivables	$39,447	$(13,059)	$26,388

	June 30, 2024
	Gross	Allowance	Net
Accounts receivables, current	$159,406	$(35,336)	$124,070
Financing receivables, current	5,239	(2,476)	2,763
Accounts and financing receivables, current	$164,645	$(37,812)	$126,833

Financing receivables, current	$5,239	$(2,476)	$2,763
Financing receivables, noncurrent	36,214	(10,082)	26,132
Total financing receivables	$41,453	$(12,558)	$28,895

Our financing receivables relate to credit extension programs available to students at Chamberlain, AUC, RUSM, and RUSVM. These credit extension programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, fees, and books, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM, and RUSVM allow students to finance their living expenses. Repayment plans for financing agreements are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance once a student withdraws or graduates from a program. Most students are required to begin repaying their loans while they are still in school with a minimum payment level. Payments may increase upon completing or departing school.

Credit Quality

The primary credit quality indicator for our financing receivables is delinquency. Balances are considered delinquent when contractual payments on the loan become past due. We generally write-off financing receivable balances when they are at least 181 days past due. Payments are applied first to outstanding interest and then to the unpaid principal balance.

The credit quality analysis of financing receivables as of December 31, 2024 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2021	2022	2023	2024	2025	Total
1-30 days past due	$692	$269	$234	$646	$630	$595	$3,066
31-60 days past due	169	100	130	170	541	57	1,167
61-90 days past due	19	3	—	57	600	64	743
91-120 days past due	230	51	17	159	254	141	852
121-150 days past due	168	24	23	77	569	—	861
Greater than 150 days past due	2,684	1,424	1,092	2,325	2,767	—	10,292
Total past due	3,962	1,871	1,496	3,434	5,361	857	16,981
Current	5,510	3,219	1,620	3,233	5,636	3,248	22,466
Financing receivables, gross	$9,472	$5,090	$3,116	$6,667	$10,997	$4,105	$39,447
Gross write-offs	$737	$433	$424	$517	$262	$—	$2,373

The credit quality analysis of financing receivables as of June 30, 2024 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2020	2021	2022	2023	2024	Total
1-30 days past due	$552	$—	$214	$111	$1,188	$1,146	$3,211
31-60 days past due	213	90	65	37	567	1,488	2,460
61-90 days past due	174	—	5	110	370	257	916
91-120 days past due	—	11	434	20	206	791	1,462
121-150 days past due	51	88	63	314	268	91	875
Greater than 150 days past due	2,556	466	1,366	1,300	1,920	987	8,595
Total past due	3,546	655	2,147	1,892	4,519	4,760	17,519
Current	6,014	748	3,944	1,897	4,549	6,782	23,934
Financing receivables, gross	$9,560	$1,403	$6,091	$3,789	$9,068	$11,542	$41,453
Gross write-offs	$1,145	$279	$509	$597	$729	$2	$3,261

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

For our accounts receivables, we use historical loss rates based on an aging schedule and a student’s status to determine the allowance for credit losses. As these accounts receivables are short-term in nature, management believes a student’s status provides the best credit loss estimate, while also factoring in delinquency. Students still attending classes, recently graduated, or current on payments are more likely to pay than those who are inactive due to being on a leave of absence, withdrawing from school, or not current on payments.

For our financing receivables, we use historical loss rates based on an aging schedule. As these financing receivables are based on long-term financing agreements offered by Adtalem, management believes that delinquency provides the best credit loss estimate. As the financing receivable balances become further past due, it is less likely we will receive payment, causing our estimate of credit losses to increase.

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Accounts	Financing	Total	Accounts	Financing	Total
Beginning balance	$36,691	$13,467	$50,158	$35,336	$12,558	$47,894
Write-offs	(16,759)	(1,275)	(18,034)	(29,870)	(2,373)	(32,243)
Recoveries	2,207	481	2,688	4,784	657	5,441
Provision for credit losses	14,613	386	14,999	26,502	2,217	28,719
Ending balance	$36,752	$13,059	$49,811	$36,752	$13,059	$49,811

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Accounts	Financing	Total	Accounts	Financing	Total
Beginning balance	$32,361	$12,186	$44,547	$29,190	$11,468	$40,658
Write-offs	(11,139)	(421)	(11,560)	(19,551)	(1,157)	(20,708)
Recoveries	2,307	254	2,561	4,928	444	5,372
Provision for credit losses	11,491	1,307	12,798	20,453	2,571	23,024
Ending balance	$35,020	$13,326	$48,346	$35,020	$13,326	$48,346

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		December 31,	June 30,
	Useful Life	2024	2024
Land	-	$31,776	$31,776
Buildings and improvements	10 - 31 years	200,702	200,274
Leasehold improvements	Shorter of asset useful life or lease term	114,924	114,019
Furniture and equipment	3 - 8 years	99,457	103,961
Software	3 - 5 years	119,625	113,219
Construction in progress	-	16,492	11,554
Property and equipment, gross		582,976	574,803
Accumulated depreciation		(337,098)	(326,279)
Property and equipment, net		$245,878	$248,524

During the second quarter of fiscal year 2024, management committed to a plan to sell a building owned by Adtalem located in Naperville, Illinois, and the building met criteria to be classified as assets held for sale. As a result, the building’s carrying value of $8.4 million was adjusted to its estimated fair value less cost to sell of $7.8 million, and the resulting $0.6 million charge was recognized within student services and administrative expense in the Consolidated Statements of Income for the three and six months ended December 31, 2023. In addition, the building is presented as assets held for sale on the Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024.

11. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through August 2040, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes the noncancelable period of the lease, as well as any periods for which we are reasonably certain to exercise extension options. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have not entered into any financing leases.

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

As of December 31, 2024, we had entered into one operating lease that has not yet commenced. The lease is expected to commence during the fourth quarter of fiscal year 2025, has a 13-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $2.8 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Operating lease cost	$11,379	$11,519	$22,110	$23,070
Sublease income	(1,298)	(2,700)	(2,794)	(5,381)
Total lease cost	$10,081	$8,819	$19,316	$17,689

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

Operating
Fiscal Year	Leases
2025 (remaining)	$22,966
2026	46,543
2027	46,018
2028	40,525
2029	31,631
Thereafter	139,547
Total lease payments	327,230
Less: lease incentives not yet received	(16,546)
Less: imputed interest	(96,000)
Present value of lease liabilities	$214,684

Lease term and discount rate were as follows:

December 31,
2024
Weighted-average remaining operating lease term (years)	7.7
Weighted-average operating lease discount rate	7.6%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$6,904	$10,989	$16,285	$21,615
Operating lease assets obtained in exchange for operating lease liabilities	$24,023	$14,383	$26,137	$19,526

Adtalem maintains agreements to sublease either a portion or the full leased space at three of its operating lease locations. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum sublease rental income under these agreements as of December 31, 2024 was as follows (in thousands):

Fiscal Year	Amount
2025 (remaining)	$2,504
2026	2,038
Total sublease rental income	$4,542

12. Goodwill and Intangible Assets

Goodwill balances by reportable segment were as follows (in thousands):

	December 31,	June 30,
	2024	2024
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	December 31, 2024		June 30, 2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Curriculum	$56,091	$(37,867)	$56,091	$(32,257)	5 Years
Total	$56,091	$(37,867)	$56,091	$(32,257)

Indefinite-lived intangible assets consisted of the following (in thousands):

	December 31,	June 30,
	2024	2024
Title IV eligibility and accreditations	$611,100	$611,100
Trade name	141,760	141,760
Total	$752,860	$752,860

Amortization expense on finite-lived intangible assets was $2.8 million and $5.6 million in three and six months ended December 31, 2024, respectively, and $9.3 million and $20.0 million in the three and six months ended December 31, 2023, respectively. Future amortization expense on finite-lived intangible assets, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2025 (remaining)	$5,610
2026	11,220
2027	1,394
Total	$18,224

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

Adtalem has five reporting units, which are Chamberlain, Walden, AUC, RUSM, and RUSVM. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value.

During the second quarter of fiscal year 2025, Adtalem performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying value of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the second quarter of fiscal year 2025.

If economic conditions deteriorate, or operating performance of our reporting units do not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	December 31,	June 30,
	2024	2024
Senior Secured Notes due 2028	$404,950	$404,950
Term Loan B	253,333	253,333
Total principal	658,283	658,283
Unamortized debt discount and issuance costs	(8,359)	(9,571)
Long-term debt	$649,924	$648,712

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2025 (remaining)	$—
2026	—
2027	—
2028	404,950
2029	253,333
Total	$658,283

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes. This debt was subsequently retired. The principal balance of the Notes is $405.0 million as of December 31, 2024.

Accrued interest on the Notes of $7.4 million and $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024, respectively.

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

As of December 31, 2024, the interest rate for borrowings under the Term Loan B facility was 7.11%, which approximated the effective interest rate. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million, $50.0 million, and $50.0 million on September 22, 2022, November 22, 2022, and January 26, 2024, respectively. The principal balance of the Term Loan B is $253.3 million as of December 31, 2024. On January 17, 2025, we made an additional prepayment of $100.0 million on the Term Loan B, reducing the principal balance on the Term Loan B to $153.3 million as of January 17, 2025.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% or an ABR plus an applicable margin ranging from 2.75% to 3.25% depending on Adtalem’s net first lien leverage ratio for such period. There were no borrowings under the Revolver during the six months ended December 31, 2024 and 2023.

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of December 31, 2024, of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $301.0 million as of December 31, 2024.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. The following table summarizes the unamortized debt discount and issuance costs activity for the six months ended December 31, 2024 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2024	$4,446	$5,125	$4,327	$13,898
Amortization of debt discount and issuance costs	(594)	(618)	(1,014)	(2,226)
Unamortized debt discount and issuance costs as of December 31, 2024	$3,852	$4,507	$3,313	$11,672

Off-Balance Sheet Arrangements

On December 6, 2024, the U.S. Department of Education (“ED”) notified Adtalem that the $69.4 million surety-backed letter of credit in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs would be permitted to expire on December 31, 2024. A letter of credit in the amount of $157.9 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2022, was delivered to ED on November 1, 2023 with an expiration date of December 31, 2024. On December 3, 2024, ED requested Adtalem amend the letter of credit to $179.0 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2024 with an expiration date of January 31, 2026. As requested, Adtalem delivered this amended letter of credit to ED on December 13, 2024. Adtalem satisfied this request by securing a $99.0 million letter of credit under its Revolver and an $80.0 million surety-backed letter of credit. As of December 31, 2024, Adtalem had $179.0 million of letters of credit outstanding in favor of ED.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $63.9 million of surety bonds as of December 31, 2024 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Notes interest expense	$5,568	$5,568	$11,136	$11,136
Term Loan B interest expense	4,819	7,321	10,302	14,576
Amortization of debt discount and issuance costs	1,113	1,155	2,226	2,310
Letters of credit fees	2,215	2,478	4,347	3,919
Other	194	171	380	409
Total	$13,909	$16,693	$28,391	$32,350

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

Under the terms of the Credit Agreement, Adtalem is required to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) of equal to or less than 3.25 to 1.00. Adtalem was in compliance with the Credit Agreement debt covenants and the Notes covenants as of December 31, 2024.

14. Share Repurchases

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Total number of share repurchases	471,327	1,350,735	933,390	3,509,133
Total cost of share repurchases	$37,517	$69,301	$71,429	$161,186
Average price paid per share	$79.60	$51.31	$76.53	$45.93

As of December 31, 2024, $140.1 million of authorized share repurchases were remaining under the fourteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Stock-Based Compensation

Adtalem’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, employees and directors are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of December 31, 2024, 1,610,726 shares of common stock were available for future issuance under this plan.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures of unvested awards in the period they occur. Adtalem issues new shares of common stock to satisfy stock option exercises, RSU vests, and PSU vests. Stock-based compensation expense is included in student services and administrative expense in the Consolidated Statements of Income. There was no capitalized stock-based compensation cost as of December 31, 2024 and June 30, 2024.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graded vesting from the grant date and expire ten years from the grant date. The following table summarizes stock option activity for the six months ended December 31, 2024:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of June 30, 2024	550,343	$37.34
Exercised	(267,685)	36.73
Expired	(1,325)	36.46
Outstanding as of December 31, 2024	281,333	37.92	5.8	$14,890
Exercisable as of December 31, 2024	238,525	$38.08	5.7	$12,586

The fair value of stock options that vested during the six months ended December 31, 2024 and 2023 was $1.3 million and $1.9 million, respectively. As of December 31, 2024, $0.2 million of unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a remaining weighted-average period of 0.7 years. The total intrinsic value of stock options exercised for the six months ended December 31, 2024 and 2023 was $10.2 million and $9.1 million, respectively.

RSUs

Prior to fiscal year 2023, we granted RSUs generally with a four-year graded vesting from the grant date. Beginning in fiscal year 2023, we grant RSUs generally with a three-year graded vesting from the grant date. We also grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the six months ended December 31, 2024:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of June 30, 2024	755,841	$40.51
Granted	213,030	88.98
Vested	(340,570)	39.98
Forfeited	(22,739)	46.65
Unvested as of December 31, 2024	605,562	$57.62

The weighted-average grant date fair value per share of RSUs granted in the six months ended December 31, 2024 and 2023 was $88.98 and $44.17, respectively. The grant date fair value of RSUs that vested during the six months ended December 31, 2024 and 2023 was $13.6 million and $10.7 million, respectively. As of December 31, 2024, $23.8 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 1.9 years.

PSUs

We issue PSUs generally with a three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the six months ended December 31, 2024:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of June 30, 2024	629,770	$43.77
Granted	167,050	89.74
Vested	(83,357)	33.84
Forfeited	(70,643)	39.94
Unvested as of December 31, 2024	642,820	$57.42

The weighted-average grant date fair value per share of PSUs granted in the six months ended December 31, 2024 and 2023 was $89.74 and $50.07, respectively. The grant date fair value of PSUs that vested during the six months ended December 31, 2024 and 2023 was $2.8 million and $4.1 million, respectively. As of December 31, 2024, $32.4 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.8 years.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under our nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024 was $12.8 million and $13.2 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates its fair value, is included in accounts and financing receivables, net and other assets, net on the Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024 of $26.4 million and $28.9 million, respectively, and is classified as Level 2. See Note 9 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024 were $12.1 million and $12.2 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of both December 31, 2024 and June 30, 2024, the principal balance of our Notes was $405.0 million, with a fair value as of those dates of $397.4 million and $389.5 million, respectively. The valuation of the Notes was based upon quoted market prices and is classified as Level 1. As of both December 31, 2024 and June 30, 2024, the principal balance of our Term Loan B was $253.3 million, with a fair value as of those dates of $255.1 million and $254.9 million as of December 31, 2024 and June 30, 2024, respectively. The valuation of the Term Loan B was based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our Notes and Term Loan B.

As of December 31, 2024 and June 30, 2024, there were no assets or liabilities measured at fair value using Level 3 inputs.

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

17. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of December 31, 2024, we adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair against Walden for damages, injunctive relief, and declaratory relief on behalf of themselves and all other similarly-situated individuals alleging violations of Title VI of the Civil Rights Act of 1964, the Equal Credit Opportunity Act, the Minnesota Prevention of Consumer Fraud Act, the Minnesota Uniform Deceptive Trade Practices Act, Minnesota statutes prohibiting false statements in advertising, and for common law fraudulent misrepresentation. Plaintiffs allege that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. At a non-binding mediation held on September 21, 2023, the parties agreed on a $28.5 million payment to resolve the issues in the case, subject to agreement on non-financial terms. The parties subsequently agreed to the non-financial terms including an agreement by Walden to implement certain website disclosures and verifications and to make certain programmatic changes. A settlement agreement has been executed by the parties. The settlement agreement in no way constitutes an admission of wrongdoing or liability by Walden. Plaintiffs filed a motion for preliminary approval of the settlement agreement on March 28, 2024. On April 17, 2024, the District Court preliminarily approved the settlement, which includes the provisional certification of the settlement class (the “Class”). The Class opt-out deadline was June 19, 2024. On October 17, 2024, the Court held a fairness hearing, following which, the Court entered an Order granting final approval of the settlement. We recorded a $28.5 million loss contingency accrual for this matter within accrued liabilities on the Consolidated Balance Sheets as of June 30, 2024. On November 27, 2024, Adtalem paid the $28.5 million as required under the settlement agreement. In January 2024, Adtalem made a claim for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc. (“Laureate”), dated September 11, 2020, pursuant to which Adtalem purchased Walden. Adtalem received $5.6 million in November 2024 from Laureate in satisfaction of this indemnification claim.

On June 6, 2022, plaintiff Rajesh Verma filed a lawsuit on behalf of himself and a class of similarly situated individuals in the Circuit Court of the Fourth Judicial Circuit, Duval County Florida, against Walden alleging that Walden was placing telephonic sales calls to persons on the National Do-Not-Call Registry, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq. Although originally filed in state court, Walden removed the case to federal court and filed a motion to dismiss plaintiff’s complaint. On August 26, 2022, plaintiff filed a motion to remand Count I of the complaint to state court. On March 2, 2023, plaintiff filed an amended complaint to add a Florida state law claim against Walden under the Florida Telephone Solicitation Act (“FTSA”). On March 16, 2023, Walden filed its answer to the amended complaint. On March 29, 2023, Walden’s motion to dismiss plaintiff’s complaint and plaintiff’s motion to remand Count I of the complaint were denied. A non-binding mediation was held on September 18, 2023. The parties reached a settlement for an immaterial amount, subject to Court approval. On November 27, 2023, the parties filed a motion for preliminary approval of the settlement agreement. On May 20, 2024, the Court granted preliminary approval to the settlement. On October 29, 2024, the Court conducted a final settlement approval hearing at which the Court indicated that it would approve the settlement. On October 31, 2024, the Court entered a final approval for the settlement. On December 6, 2024, Walden paid an immaterial amount as required under the settlement agreement.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s President and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, loss on assets held for sale, and debt modification costs. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment are not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue:
Chamberlain	$180,986	$153,553	$348,916	$296,149
Walden	171,306	146,808	332,819	288,416
Medical and Veterinary	95,437	92,881	183,394	177,522
Total consolidated revenue	$447,729	$393,242	$865,129	$762,087
Adjusted operating income:
Chamberlain	$42,303	$29,640	$70,135	$53,964
Walden	46,153	30,155	88,795	61,270
Medical and Veterinary	21,519	22,091	36,249	36,568
Home Office	(8,528)	(6,317)	(17,883)	(12,924)
Total consolidated adjusted operating income	101,447	75,569	177,296	138,878
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(322)	(68)	(2,416)	(744)
Business integration expense	—	(6,909)	—	(12,171)
Amortization of acquired intangible assets	(2,805)	(9,333)	(5,610)	(20,010)
Litigation reserve	5,550	—	5,550	(18,500)
Loss on assets held for sale	—	(647)	—	(647)
Debt modification costs	—	—	(712)	—
Total consolidated operating income	103,870	58,612	174,108	86,806
Interest expense	(13,909)	(16,693)	(28,391)	(32,350)
Other income, net	2,235	3,563	4,881	5,777
Total consolidated income from continuing operations before income taxes	$92,196	$45,482	$150,598	$60,233
Depreciation:
Chamberlain	$5,466	$4,786	$10,834	$8,902
Walden	1,795	1,926	3,477	3,900
Medical and Veterinary	2,744	2,972	5,313	5,864
Home Office	185	359	369	715
Total consolidated depreciation	$10,190	$10,043	$19,993	$19,381
Amortization of acquired intangible assets:
Walden	$2,805	$9,333	$5,610	$20,010
Total consolidated amortization of acquired intangible assets	$2,805	$9,333	$5,610	$20,010

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue by geographic area:
Domestic operations	$352,292	$300,361	$681,735	$584,565
Barbados, St. Kitts, and St. Maarten	95,437	92,881	183,394	177,522
Total consolidated revenue	$447,729	$393,242	$865,129	$762,087

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

It should also be read in conjunction with the Cautionary Disclosure Regarding Forward-Looking Statements, the Risk Factors included in or incorporated by reference in this report (see Item 1A. “Risk Factors”), and the Financial Aid and Legislative and Regulatory Requirements disclosures set forth in this report. Adtalem reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended December 31, 2024 is for our second quarter of fiscal year 2025.

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

Revision of Previously Issued Consolidated Financial Statements

This MD&A has been presented giving effect to the revision discussed in Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

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

Second Quarter Highlights

Financial and operational highlights for the second quarter of fiscal year 2025 include:

●	Adtalem revenue increased 13.9%, or $54.5 million, to $447.7 million in the second quarter of fiscal year 2025 compared to the prior year period driven by increased revenue across all of our segments.
●	Net income increased 90.2%, or $36.0 million, to $75.9 million in the second quarter of fiscal year 2025 compared to the prior year period. This increase was primarily driven by an increase in revenue along with decreases in litigation reserves, amortization of acquired intangible assets, and business integration expense, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and the provision for income taxes.
●	Diluted earnings per share increased 102.0%, or $1.00, to $1.98 in the second quarter of fiscal year 2025 compared to the prior year period driven by the increase in net income and lower diluted shares due to share repurchases.
●	Adjusted net income increased 38.1%, or $19.1 million, to $69.4 million in the second quarter of fiscal year 2025 compared to the prior year period. This increase was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and provision for bad debts.
●	Diluted adjusted earnings per share increased 47.2%, or $0.58, to $1.81 in the second quarter of fiscal year 2025 compared to the prior year period driven by the increase in adjusted net income and lower diluted shares due to share repurchases.
●	For the November 2024 session, total student enrollment at Chamberlain increased 11.5% compared to the same session last year.
●	As of December 31, 2024, total student enrollment at Walden increased 13.2% compared to December 31, 2023.
●	Adtalem repurchased a total of 471,327 shares of its common stock under its share repurchase programs at an average cost of $79.60 per share during the second quarter of fiscal year 2025. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Results of Operations

Revenue

The following tables present revenue by segment detailing the changes from the prior year periods (in thousands):

	Three Months Ended December 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$153,553	$146,808	$92,881	$393,242
Growth	27,433	24,498	2,556	54,487
Fiscal year 2025	$180,986	$171,306	$95,437	$447,729
% change from prior year	17.9%	16.7%	2.8%	13.9%

	Six Months Ended December 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$296,149	$288,416	$177,522	$762,087
Growth	52,767	44,403	5,872	103,042
Fiscal year 2025	$348,916	$332,819	$183,394	$865,129
% change from prior year	17.8%	15.4%	3.3%	13.5%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2025
Session	July 2024	Sept. 2024	Nov. 2024
Total students	36,061	38,987	39,691
% change from prior year	12.1%	11.7%	11.5%

	Fiscal Year 2024
Session	July 2023	Sept. 2023	Nov. 2023	Jan. 2024	Mar. 2024	May 2024
Total students	32,175	34,889	35,592	37,196	37,985	36,750
% change from prior year	2.6%	5.2%	6.6%	7.0%	9.0%	10.4%

Chamberlain revenue increased 17.9%, or $27.4 million, to $181.0 million in the second quarter and increased 17.8%, or $52.8 million, to $348.9 million in the first six months of fiscal year 2025 compared to the prior year periods, driven by an increase in enrollment and higher tuition rates. Enrollment has improved in all graduate and doctoral programs, the undergraduate Bachelor of Science in Nursing (“BSN”) programs, and the Registered Nurse to Bachelor of Science in Nursing (“RN-BSN”) online degree program. Chamberlain is achieving growth by optimizing investments in student enrollment and experience while leveraging scale through a national footprint and providing a full breadth of nursing programs and modalities.

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

Walden

Walden Student Enrollment:

	Fiscal Year 2025
	September 30,	December 31,
Period	2024	2024
Total students	45,979	46,399
% change from prior year	12.2%	13.2%

	Fiscal Year 2024
	September 30,	December 31,	March 31,	June 30,
Period	2023	2023	2024	2024
Total students	40,975	40,971	42,751	41,845
% change from prior year	0.5%	7.9%	8.4%	11.3%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 16.7%, or $24.5 million, to $171.3 million in the second quarter and increased 15.4%, or $44.4 million, to $332.8 million in the first six months of fiscal year 2025 compared to the prior year periods, driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Walden’s improved enrollment has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

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

Medical and Veterinary revenue increased 2.8%, or $2.6 million, to $95.4 million in the second quarter and increased 3.3%, or $5.9 million, to $183.4 million in the first six months of fiscal year 2025 compared to the prior year periods, driven by tuition rate increases at all three institutions in this segment, partially offset by decreased enrollment at RUSM. Management’s focus is on increasing enrollment and renewing operational effectiveness, specifically around academic support, the enrollment experience, and marketing.

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

Cost of Educational Services

The cost of educational services expense category includes expenses related to the cost of faculty and staff who support educational operations, facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and the provision for bad debts. The following tables present cost of educational services by segment detailing the changes from the prior year periods (in thousands):

	Three Months Ended December 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$67,273	$54,988	$49,808	$172,069
Cost increase	10,044	2,725	1,798	14,567
Fiscal year 2025	$77,317	$57,713	$51,606	$186,636
% change from prior year	14.9%	5.0%	3.6%	8.5%

	Six Months Ended December 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$132,679	$109,019	$98,989	$340,687
Cost increase	21,044	6,675	4,225	31,944
Fiscal year 2025	$153,723	$115,694	$103,214	$372,631
% change from prior year	15.9%	6.1%	4.3%	9.4%

Cost of educational services increased 8.5%, or $14.6 million, to $186.6 million in the second quarter and increased 9.4%, or $31.9 million, to $372.6 million in the first six months of fiscal year 2025 compared to the prior year periods. These cost increases were primarily driven by an increase in labor and other costs to support increased enrollment and an increase in the provision for bad debts.

As a percentage of revenue, cost of educational services was 41.7% and 43.1% in the second quarter and first six months of fiscal year 2025, respectively, compared to 43.8% and 44.7% in the prior year periods. The decreases in the percentages were primarily the result of revenue growth accompanied with cost efficiencies.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization of acquired intangible assets. The following tables present student services and administrative expense by segment detailing the changes from the prior year periods (in thousands):

	Three Months Ended December 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2024	$56,640	$70,998	$20,983	$6,963	$155,584
Cost increase	4,726	5,775	1,329	2,212	14,042
Amortization of acquired intangible assets decrease	—	(6,528)	—	—	(6,528)
Litigation reserve decrease	—	(5,550)	—	—	(5,550)
Loss on assets held for sale decrease	—	—	—	(647)	(647)
Fiscal year 2025	$61,366	$64,695	$22,312	$8,528	$156,901

Fiscal year 2025 % change:
Cost increase	8.3%	8.1%	6.3%	NM	9.0%
Amortization of acquired intangible assets decrease	—	(9.2)%	—	NM	(4.2)%
Litigation reserve decrease	—	(7.8)%	—	NM	(3.6)%
Loss on assets held for sale decrease	—	—	—	NM	(0.4)%
Fiscal year 2025 % change	8.3%	(8.9)%	6.3%	NM	0.8%

	Six Months Ended December 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2024	$109,505	$156,638	$41,965	$13,571	$321,679
Cost increase	15,553	10,202	1,966	4,959	32,680
Amortization of acquired intangible assets decrease	—	(14,400)	—	—	(14,400)
Litigation reserve decrease	—	(24,050)	—	—	(24,050)
Loss on assets held for sale decrease	—	—	—	(647)	(647)
Debt modification costs increase	—	—	—	712	712
Fiscal year 2025	$125,058	$128,390	$43,931	$18,595	$315,974

Fiscal year 2025 % change:
Cost increase	14.2%	6.5%	4.7%	NM	10.2%
Amortization of acquired intangible assets decrease	—	(9.2)%	—	NM	(4.5)%
Litigation reserve decrease	—	(15.4)%	—	NM	(7.5)%
Loss on assets held for sale decrease	—	—	—	NM	(0.2)%
Debt modification costs increase	—	—	—	NM	0.2%
Fiscal year 2025 % change	14.2%	(18.0)%	4.7%	NM	(1.8)%

Student services and administrative expense increased 0.8%, or $1.3 million, to $156.9 million in the second quarter and decreased 1.8%, or $5.7 million, to $316.0 million in the first six months of fiscal year 2025 compared to the prior year periods. Excluding amortization of acquired intangible assets, litigation reserves, and loss on assets held for sale, student services and administrative expense increased 9.0%, or $14.0 million, in the second quarter of fiscal year 2025 compared to the prior year period. Excluding amortization of acquired intangible assets, litigation reserves, loss on assets held for sale, and debt modification costs, student services and administrative expense increased 10.2%, or $32.7 million, in the first six months of fiscal year 2025 compared to the prior year period. These increases were primarily driven by an increase in marketing expense and investments to support growth initiatives.

As a percentage of revenue, student services and administrative expense was 35.0% and 36.5% in the second quarter and first six months of fiscal year 2025, respectively, compared to 39.6% and 42.2% in the prior year periods. The decreases in the percentage were primarily the result of revenue growth accompanied by decreases in amortization of acquired intangible assets and litigation reserves.

Restructuring Expense

Restructuring expense in the second quarter and first six months of fiscal year 2025 was $0.3 million and $2.4 million, respectively, compared to $0.1 million and $0.7 million in the prior year periods. These increases were primarily driven by workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office in the second quarter and first six months of fiscal year 2025. We continue to incur restructuring expense or reversals related to exited leased space from previous restructuring activities.

Business Integration Expense

Business integration expense in the second quarter and first six months of fiscal year 2024 was $6.9 million and $12.2 million, respectively. We did not incur business integration expense during the second quarter and first six months of fiscal year 2025. In the prior year, we incurred costs associated with integrating Walden into Adtalem. In addition, we initiated transformation initiatives to accelerate growth and organizational agility and certain costs relating to the transformation were included in business integration expense in the Consolidated Statements of Income.

Operating Income

The following table presents a reconciliation of operating income (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Chamberlain:
Operating income (GAAP)	$42,226	$29,640	$12,586	42.5%	$68,200	$53,964	$14,236	26.4%
Restructuring expense	77	—	77		1,935	—	1,935
Adjusted operating income (non-GAAP)	$42,303	$29,640	$12,663	42.7%	$70,135	$53,964	$16,171	30.0%
Operating margin (GAAP)	23.3%	19.3%			19.5%	18.2%
Operating margin (non-GAAP)	23.4%	19.3%			20.1%	18.2%

Walden:
Operating income (GAAP)	$48,898	$21,598	$27,300	126.4%	$88,735	$23,536	$65,199	277.0%
Restructuring expense	—	(776)	776		—	(776)	776
Amortization of acquired intangible assets	2,805	9,333	(6,528)		5,610	20,010	(14,400)
Litigation reserve	(5,550)	—	(5,550)		(5,550)	18,500	(24,050)
Adjusted operating income (non-GAAP)	$46,153	$30,155	$15,998	53.1%	$88,795	$61,270	$27,525	44.9%
Operating margin (GAAP)	28.5%	14.7%			26.7%	8.2%
Operating margin (non-GAAP)	26.9%	20.5%			26.7%	21.2%

Medical and Veterinary:
Operating income (GAAP)	$21,463	$22,020	$(557)	(2.5)%	$36,134	$36,383	$(249)	(0.7)%
Restructuring expense	56	71	(15)		115	185	(70)
Adjusted operating income (non-GAAP)	$21,519	$22,091	$(572)	(2.6)%	$36,249	$36,568	$(319)	(0.9)%
Operating margin (GAAP)	22.5%	23.7%			19.7%	20.5%
Operating margin (non-GAAP)	22.5%	23.8%			19.8%	20.6%

Home Office:
Operating loss (GAAP)	$(8,717)	$(14,646)	$5,929	40.5%	$(18,961)	$(27,077)	$8,116	30.0%
Restructuring expense	189	773	(584)		366	1,335	(969)
Business integration expense	—	6,909	(6,909)		—	12,171	(12,171)
Loss on assets held for sale	—	647	(647)		—	647	(647)
Debt modification costs	—	—	—		712	—	712
Adjusted operating loss (non-GAAP)	$(8,528)	$(6,317)	$(2,211)	(35.0)%	$(17,883)	$(12,924)	$(4,959)	(38.4)%

Adtalem Global Education:
Operating income (GAAP)	$103,870	$58,612	$45,258	77.2%	$174,108	$86,806	$87,302	100.6%
Restructuring expense	322	68	254		2,416	744	1,672
Business integration expense	—	6,909	(6,909)		—	12,171	(12,171)
Amortization of acquired intangible assets	2,805	9,333	(6,528)		5,610	20,010	(14,400)
Litigation reserve	(5,550)	—	(5,550)		(5,550)	18,500	(24,050)
Loss on assets held for sale	—	647	(647)		—	647	(647)
Debt modification costs	—	—	—		712	—	712
Adjusted operating income (non-GAAP)	$101,447	$75,569	$25,878	34.2%	$177,296	$138,878	$38,418	27.7%
Operating margin (GAAP)	23.2%	14.9%			20.1%	11.4%
Operating margin (non-GAAP)	22.7%	19.2%			20.5%	18.2%

Consolidated operating income increased 77.2%, or $45.3 million, to $103.9 million in the second quarter and increased 100.6%, or $87.3 million, to $174.1 million in the first six months of fiscal year 2025 compared to the prior year periods. The operating income increases in the second quarter and first six months of fiscal year 2025 were primarily driven by an increase in revenue and decreases in business integration expense, amortization of acquired intangible assets, litigation reserve, and loss on assets held for sale, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and provision for bad debts. The decreases in amortization of acquired intangible assets are driven by the decreases in amortization relating to the Walden student relationships intangible asset, which was fully amortized as of June 30, 2024. The decrease in litigation reserves includes a $5.6 million receipt in the second quarter of fiscal year 2025 from a claim made for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc.

Consolidated adjusted operating income increased 34.2%, or $25.9 million, to $101.4 million in the second quarter and increased 27.7%, or $38.4 million, to $177.3 million in the first six months of fiscal year 2025 compared to the prior year periods. The adjusted operating income increases in the second quarter and first six months of fiscal year 2025 were primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and provision for bad debts.

Chamberlain

Chamberlain operating income increased 42.5%, or $12.6 million, to $42.2 million in the second quarter and increased 26.4%, or $14.2 million, to $68.2 million in the first six months of fiscal year 2025 compared to the prior year periods. Segment adjusted operating income increased 42.7%, or $12.7 million, to $42.3 million in the second quarter and increased 30.0%, or $16.2 million, to $70.1 million in the first six months of fiscal year 2025 compared to the prior year periods. The adjusted operating income increase in the second quarter of fiscal year 2025 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, investments to support growth, and provision for bad debts. The adjusted operating income increase in the first six months of fiscal year 2025 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, investments to support growth initiatives, and marketing expense.

Walden

Walden operating income increased 126.4%, or $27.3 million, to $48.9 million in the second quarter and increased 277.0%, or $65.2 million, to $88.7 million in the first six months of fiscal year 2025 compared to the prior year periods. Segment adjusted operating income increased 53.1%, or $16.0 million, to $46.2 million in the second quarter and increased 44.9%, or $27.5 million, to $88.8 million in the first six months of fiscal year 2025 compared to the prior year periods. The adjusted operating income increases in the second quarter and first six months of fiscal year 2025 were primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, investments to support growth initiatives, and marketing expense.

Medical and Veterinary

Medical and Veterinary operating income decreased 2.5%, or $0.6 million, to $21.5 million in the second quarter and decreased 0.7%, or $0.2 million, to $36.1 million in the first six months of fiscal year 2025 compared to the prior year periods. Segment adjusted operating income decreased 2.6%, or $0.6 million, to $21.5 million in the second quarter and decreased 0.9%, or $0.3 million, to $36.2 million in the first six months of fiscal year 2025 compared to the prior year periods. The adjusted operating income decreases in the second quarter and first six months of fiscal year 2025 were primarily driven by increases in investments to support initiatives to drive future growth and provision for bad debts, partially offset by increases in revenue.

Interest Expense

Interest expense in the second quarter and first six months of fiscal year 2025 was $13.9 million and $28.4 million, respectively, compared to $16.7 million and $32.4 million in the prior year periods. The interest expense decreases in the second quarter and first six months of fiscal year 2025 was primarily driven by lower interest expense on our Term Loan B due to decreased borrowings and a lower interest rate (as discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Other Income, Net

Other income, net in the second quarter and first six months of fiscal year 2025 was income of $2.2 million and income of $4.9 million, respectively, compared to income of $3.6 million and income of $5.8 million in the prior year periods. These decreases were primarily the result of decreases in interest income and investment income.

Provision for Income Taxes

Our effective income tax rate (“ETR”) from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including tax on global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, changes in uncertain tax positions, and tax benefits on stock-based compensation awards.

Our effective tax rate from continuing operations was 22.8% and 22.0% in the three and six months ended December 31, 2024, respectively, and 17.1% and 17.5% in the three and six months ended December 31, 2023, respectively. The effective tax rate for the three and six months ended December 31, 2024 increased compared to the prior year periods primarily due to an increase in the percentage of earnings from operations in higher taxed jurisdictions and a limitation of tax benefits on certain executive compensation.

Discontinued Operations

Income from discontinued operations in the second quarter and first six months of fiscal year 2025 was $4.7 million and $4.6 million, respectively, compared to $2.2 million and $0.9 million in the prior year periods. We recorded income within discontinued operations related to the DeVry University earn-out of $7.0 million and $5.5 million in the second quarter and first six months of fiscal year 2025 and 2024, respectively. In addition, we continue to incur costs associated with ongoing litigation and settlements related to the DeVry University divestiture, which was completed during fiscal year 2019, and are classified as expense within discontinued operations.

Financial Aid

Like other higher education institutions, Adtalem’s institutions are dependent upon the timely receipt of federal financial aid funds. All public financial aid programs are subject to political and governmental budgetary considerations. Adtalem’s institutions and their students participate in a wide range of financial aid programs, including U.S. federal financial aid, state financial aid, Canadian financial aid, private loan programs, tax-favored programs, Adtalem-provided financial assistance, and employer-provided financial assistance. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, Adtalem’s financial condition and cash flows could be materially and adversely affected. See Item 1A. “Risk Factors” in our 2024 Form 10-K.

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

Financial Responsibility

Institutions must pass a U.S. Department of Education (“ED”) financial responsibility test, also known as a “composite score,” to maintain eligibility to participate in Title IV aid programs. For Adtalem’s institutions, this test is calculated at the consolidated Adtalem level. Applying various financial elements from annual audited financial statements, the score is a composite of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A score greater than or equal to 1.5 indicates the institution is considered financially responsible. A score less than 1.5 but greater than or equal to 1.0 is considered financially responsible but requires additional oversight. For example, an institution with a score in this range is subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is not considered financially responsible but may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

Prior to fiscal year 2022, Adtalem’s composite score was greater than 1.5. However, on September 25, 2023, ED notified Adtalem that its fiscal year 2022 composite score had declined to 0.2. As previously disclosed, this was expected due to the acquisition of Walden and other transactions. ED advised that Adtalem’s five institutions will be permitted to continue to participate in Title IV under provisional certifications with heightened cash monitoring and continued reporting. A letter of credit in the amount of $157.9 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2022, was delivered to ED on November 1, 2023 with an expiration date of December 31, 2024. On December 3, 2024, ED requested Adtalem amend the letter of credit to $179.0 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2024 with an expiration date of January 31, 2026. As requested, Adtalem delivered this amended letter of credit to ED on December 13, 2024. Adtalem satisfied this request by securing a $99.0 million letter of credit under its Revolver and an $80.0 million surety-backed letter of credit. Management does not believe these conditions will have a material adverse effect on Adtalem’s operations.

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

ED approved Walden’s change in ownership application and issued Walden a provisional PPA through June 30, 2025, with its application for PPA recertification due March 31, 2025.

ED provisionally recertified AUC and RUSM’s Title IV PPAs through March 31, 2025. Complete applications for AUC and RUSM’s PPA recertification have been timely submitted to ED. ED has provisionally recertified RUSVM’s Title IV PPA through March 31, 2027.

The provisional nature of the PPAs stemmed from Adtalem’s composite score declining and failing to meet ED’s standards of financial responsibility as described above.

Walden, AUC, RUSM, and RUSVM’s provisional PPAs included financial requirements, such as letter of credit, heightened cash monitoring, and additional reporting. We do not believe these requirements will have a material effect on Adtalem’s financial position or results of operations. With the approval of its change in ownership, Walden has the ability to request ED approval for new programs.

As of December 31, 2024, Adtalem had $179.0 million of letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

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

The “90/10 Rule”

An ED regulation known as the “90/10 Rule” affects only proprietary institutions participating in Title IV programs, including each of Adtalem’s institutions. An institution that does not meet the 90% threshold for two consecutive fiscal years loses its eligibility to participate in Title IV programs. Previously, an institution could not derive more than 90% of its revenue on a cash basis from Title IV financial aid funds. In March 2021, the American Rescue Plan Act amended the 90/10 calculation to require no more than 90% of revenue at proprietary institutions be derived from any federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs benefits and Department of Defense tuition assistance funds. This change was subject to negotiated rulemaking with the final rule published by ED in October 2022. The amended rule applies to an institution’s fiscal years beginning on or after January 1, 2023. For Adtalem’s institutions, the updated 90/10 rule is therefore effective with the calculation for fiscal year 2024. The following table shows the 90/10 rates for each Adtalem institution for fiscal year 2024 based on the new 90/10 rules and fiscal year 2023 based on the old 90/10 rules that were still in effect for that period. We are also providing a consolidated rate for Adtalem even though it is not subject to 90/10 requirements.

	Fiscal Year
	2024	2023
Chamberlain University	68%	65%
Walden University	82%	78%
American University of the Caribbean School of Medicine	87%	81%
Ross University School of Medicine	87%	87%
Ross University School of Veterinary Medicine	78%	79%
Consolidated	77%	75%

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

Adtalem’s consolidated cash and cash equivalents balance of $194.0 million and $219.3 million as of December 31, 2024 and June 30, 2024, respectively, included cash and cash equivalents held at Adtalem’s international operations of $5.8 million and $4.6 million as of December 31, 2024 and June 30, 2024, respectively, which is available to Adtalem for general corporate purposes.

Cash Flow Summary

Operating Activities

The following table provides a summary of cash flows from operating activities (in thousands):

	Six Months Ended
	December 31,
	2024	2023
Income from continuing operations	$117,421	$49,672
Non-cash items	114,746	95,337
Changes in assets and liabilities	(166,210)	(72,656)
Net cash provided by operating activities-continuing operations	$65,957	$72,353

Net cash provided by operating activities from continuing operations in the six months ended December 31, 2024 was $66.0 million compared to $72.4 million in the prior year period. The decrease was driven by changes in working capital, partially offset by income from continuing operations and non-cash items. The increase of $19.4 million in non-cash items between the six months ended December 31, 2024 and the six months ended December 31, 2023 was primarily driven by an increase in deferred income taxes and stock-based compensation, partially offset by a decrease in amortization of acquired intangible assets. The decrease of $93.6 million in cash generated from changes in assets and liabilities between the six months ended December 31, 2024 and the six months ended December 31, 2023 was primarily due to timing differences in accounts and financing receivables, prepaid assets, cloud computing implementation assets, accounts payable, accrued payroll and benefits, accrued liabilities, accrued interest, and deferred revenue.

Investing Activities

Net cash used in investing activities during the six months ended December 31, 2024 and 2023 was $20.2 million and $19.5 million, respectively, and was primarily driven by capital expenditures of $21.1 million and $19.6 million, respectively. The capital expenditures in fiscal year 2025 primarily consisted of spending for information technology investments and Chamberlain’s campus development. For the remainder of fiscal year 2025, we expect capital spending on information technology, new campus development at Chamberlain, and facility improvements at the medical and veterinary schools. Management anticipates full fiscal year 2025 capital spending to be in the $55 to $65 million range. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Financing Activities

The following table provides a summary of cash flows from financing activities (in thousands):

	Six Months Ended
	December 31,
	2024	2023
Repurchases of common stock for treasury	$(74,066)	$(160,549)
Other	(1,798)	9,167
Net cash used in financing activities	$(75,864)	$(151,382)

On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. As of December 31, 2024, $140.1 million of authorized share repurchases were remaining under the fourteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem entered into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” As of December 31, 2024, the principal balance of the Notes and Term Loan B was $405.0 million and $253.3 million, respectively. On January 17, 2025, we made an additional prepayment of $100.0 million on the Term Loan B, reducing the principal balance on the Term Loan B to $153.3 million as of January 17, 2025. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

In the event of unexpected market conditions or negative economic changes that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $301.0 million as of December 31, 2024.

Material Cash Requirements

Long-Term Debt – As of December 31, 2024, we have principal balances of $405.0 million of Notes and $253.3 million of Term Loan B, which requires interest payments. With previous Term Loan B prepayments, we are no longer required to make quarterly principal installment payments on the Term Loan B. On January 17, 2025, we made an additional prepayment of $100.0 million on the Term Loan B, reducing the principal balance on the Term Loan B to $153.3 million as of January 17, 2025. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

As of December 31, 2024, Adtalem had $179.0 million of letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $63.9 million of surety bonds as of December 31, 2024 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates as disclosed in our 2024 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Cautionary Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Adtalem’s future growth. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “future,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2024 Form 10-K and that might be contained in this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and Adtalem assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, debt modification costs, loss on assets held for sale, and income from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, debt modification costs, loss on assets held for sale, and income from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, debt modification costs, and loss on assets held for sale. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for income from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation, amortization of acquired intangible assets, amortization of cloud computing implementation assets, stock-based compensation, restructuring expense, business integration expense, litigation reserve, loss on assets held for sale, and debt modification costs. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Provision for income taxes, interest expense, and other income, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Business integration expense include expenses related to the Walden acquisition and certain costs related to growth transformation initiatives. We do not include normal, recurring, cash operating expenses in our business integration expense.
●	Amortization of acquired intangible assets.
●	Amortization of cloud computing implementation assets.
●	Reserves related to significant litigation, debt modification costs related to refinancing our Term Loan B loan, and loss on assets held for sale related to a fair value write-down on assets.
●	Income from discontinued operations includes expense from ongoing litigation costs and settlements related to the DeVry University divestiture and the earn-outs we received.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income (GAAP)	$75,856	$39,891	$122,021	$50,537
Restructuring expense	322	68	2,416	744
Business integration expense	—	6,909	—	12,171
Amortization of acquired intangible assets	2,805	9,333	5,610	20,010
Litigation reserve, debt modification costs, and loss on assets held for sale	(5,550)	647	(4,838)	19,147
Income tax impact on non-GAAP adjustments (1)	645	(4,402)	(687)	(12,095)
Income from discontinued operations	(4,680)	(2,178)	(4,600)	(865)
Adjusted net income (non-GAAP)	$69,398	$50,268	$119,922	$89,649
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Diluted earnings per share (GAAP)	$1.98	$0.98	$3.15	$1.22
Effect on diluted earnings per share:
Restructuring expense	0.01	0.00	0.06	0.02
Business integration expense	-	0.17	-	0.29
Amortization of acquired intangible assets	0.07	0.23	0.14	0.48
Litigation reserve, debt modification costs, and loss on assets held for sale	(0.14)	0.02	(0.12)	0.46
Income tax impact on non-GAAP adjustments (1)	0.02	(0.11)	(0.02)	(0.29)
Income from discontinued operations	(0.12)	(0.05)	(0.12)	(0.02)
Adjusted earnings per share (non-GAAP)	$1.81	$1.23	$3.09	$2.16
Diluted shares used in non-GAAP EPS calculation	38,401	40,787	38,755	41,486
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Chamberlain:
Operating income (GAAP)	$42,226	$29,640	$12,586	42.5%	$68,200	$53,964	$14,236	26.4%
Restructuring expense	77	—	77		1,935	—	1,935
Depreciation	5,466	4,786	680		10,834	8,902	1,932
Amortization of cloud computing implementation assets	815	376	439		1,467	576	891
Stock-based compensation	3,993	2,089	1,904		7,112	4,996	2,116
Adjusted EBITDA (non-GAAP)	$52,577	$36,891	$15,686	42.5%	$89,548	$68,438	$21,110	30.8%
Adjusted EBITDA margin (non-GAAP)	29.1%	24.0%			25.7%	23.1%

Walden:
Operating income (GAAP)	$48,898	$21,598	$27,300	126.4%	$88,735	$23,536	$65,199	277.0%
Restructuring expense	—	(776)	776		—	(776)	776
Amortization of acquired intangible assets	2,805	9,333	(6,528)		5,610	20,010	(14,400)
Litigation reserve	(5,550)	—	(5,550)		(5,550)	18,500	(24,050)
Depreciation	1,795	1,926	(131)		3,477	3,900	(423)
Amortization of cloud computing implementation assets	778	379	399		1,479	567	912
Stock-based compensation	3,326	2,188	1,138		6,066	4,052	2,014
Adjusted EBITDA (non-GAAP)	$52,052	$34,648	$17,404	50.2%	$99,817	$69,789	$30,028	43.0%
Adjusted EBITDA margin (non-GAAP)	30.4%	23.6%			30.0%	24.2%

Medical and Veterinary:
Operating income (GAAP)	$21,463	$22,020	$(557)	(2.5)%	$36,134	$36,383	$(249)	(0.7)%
Restructuring expense	56	71	(15)		115	185	(70)
Depreciation	2,744	2,972	(228)		5,313	5,864	(551)
Amortization of cloud computing implementation assets	315	138	177		598	190	408
Stock-based compensation	2,158	1,196	962		3,765	2,836	929
Adjusted EBITDA (non-GAAP)	$26,736	$26,397	$339	1.3%	$45,925	$45,458	$467	1.0%
Adjusted EBITDA margin (non-GAAP)	28.0%	28.4%			25.0%	25.6%

Home Office:
Operating loss (GAAP)	$(8,717)	$(14,646)	$5,929	40.5%	$(18,961)	$(27,077)	$8,116	30.0%
Restructuring expense	189	773	(584)		366	1,335	(969)
Business integration expense	—	6,909	(6,909)		—	12,171	(12,171)
Loss on assets held for sale	—	647	(647)		—	647	(647)
Debt modification costs	—	—	—		712	—	712
Depreciation	185	359	(174)		369	715	(346)
Stock-based compensation	1,990	577	1,413		3,975	1,621	2,354
Adjusted EBITDA (non-GAAP)	$(6,353)	$(5,381)	$(972)	(18.1)%	$(13,539)	$(10,588)	$(2,951)	(27.9)%

Adtalem Global Education:
Net income (GAAP)	$75,856	$39,891	$35,965	90.2%	$122,021	$50,537	$71,484	141.4%
Income from discontinued operations	(4,680)	(2,178)	(2,502)		(4,600)	(865)	(3,735)
Interest expense	13,909	16,693	(2,784)		28,391	32,350	(3,959)
Other income, net	(2,235)	(3,563)	1,328		(4,881)	(5,777)	896
Provision for income taxes	21,020	7,769	13,251		33,177	10,561	22,616
Operating income (GAAP)	103,870	58,612	45,258		174,108	86,806	87,302
Depreciation and amortization	14,903	20,269	(5,366)		29,147	40,724	(11,577)
Stock-based compensation	11,467	6,050	5,417		20,918	13,505	7,413
Restructuring expense	322	68	254		2,416	744	1,672
Business integration expense	—	6,909	(6,909)		—	12,171	(12,171)
Litigation reserve	(5,550)	—	(5,550)		(5,550)	18,500	(24,050)
Loss on assets held for sale	—	647	(647)		—	647	(647)
Debt modification costs	—	—	—		712	—	712
Adjusted EBITDA (non-GAAP)	$125,012	$92,555	$32,457	35.1%	$221,751	$173,097	$48,654	28.1%
Adjusted EBITDA margin (non-GAAP)	27.9%	23.5%			25.6%	22.7%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Adtalem’s market risk exposure during the first six months of fiscal year 2025 from those set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Adtalem’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Adtalem’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes during the second quarter of fiscal year 2025 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 17 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

There have been no material changes to Adtalem’s risk factors from those set forth since Item 1A. “Risk Factors” contained in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 - October 31, 2024	300,620	$74.55	300,620	$155,240,597
November 1, 2024 - November 30, 2024	72,579	$85.76	72,579	$149,015,945
December 1, 2024 - December 31, 2024	98,128	$90.51	98,128	$140,134,673
Total	471,327	$79.60	471,327
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	NA	NA
November 1, 2024 - November 30, 2024	15,606	$91.21	NA	NA
December 1, 2024 - December 31, 2024	629	$91.69	NA	NA
Total	16,235	$91.23	NA	NA
(1)

Represents shares delivered to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2025)
10.2*	Form of Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2025)
10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2025)
10.4*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2025)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: January 30, 2025	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)