Form 10-Q
period 2025-03-31
Adtalem Global Education Inc.
filed 2025-05-08
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-13988

Adtalem Global Education Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

233 South Wacker Drive
Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 651-1400

(Registrant’s telephone number; including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	ATGE	New York Stock Exchange
Common stock, $0.01 par value per share	ATGE	NYSE Texas

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

As of May 5, 2025, there were 35,927,962 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	March 31,	June 30,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$219,017	$219,306
Restricted cash	2,164	1,896
Accounts and financing receivables, net	162,972	126,833
Prepaid expenses and other current assets	66,190	70,050
Total current assets	450,343	418,085
Noncurrent assets:
Property and equipment, net	250,764	248,524
Operating lease assets	198,465	176,755
Deferred income taxes	33,157	49,088
Intangible assets, net	768,279	776,694
Goodwill	961,262	961,262
Other assets, net	119,664	103,184
Assets held for sale	7,825	7,825
Total noncurrent assets	2,339,416	2,323,332
Total assets	$2,789,759	$2,741,417
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$98,709	$102,626
Accrued payroll and benefits	72,676	71,373
Accrued liabilities	86,491	96,957
Deferred revenue	247,811	185,272
Current operating lease liabilities	34,882	31,429
Total current liabilities	540,569	487,657
Noncurrent liabilities:
Long-term debt	552,186	648,712
Long-term operating lease liabilities	193,460	167,712
Deferred income taxes	33,589	29,526
Other liabilities	37,242	38,675
Total noncurrent liabilities	816,477	884,625
Total liabilities	1,357,046	1,372,282
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 36,512 and 37,681 shares outstanding as of March 31, 2025 and June 30, 2024, respectively	839	832
Additional paid-in capital	653,635	611,949
Retained earnings	2,723,362	2,540,509
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 47,387 and 45,513 shares as of March 31, 2025 and June 30, 2024, respectively	(1,942,896)	(1,781,928)
Total shareholders' equity	1,432,713	1,369,135
Total liabilities and shareholders' equity	$2,789,759	$2,741,417

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue	$466,055	$412,658	$1,331,184	$1,174,745
Operating cost and expense:
Cost of educational services	199,869	175,321	572,500	516,008
Student services and administrative expense	175,167	156,689	491,141	478,368
Restructuring expense	510	473	2,926	1,217
Business integration expense	—	18,450	—	30,621
Total operating cost and expense	375,546	350,933	1,066,567	1,026,214
Operating income	90,509	61,725	264,617	148,531
Interest expense	(13,074)	(16,560)	(41,465)	(48,910)
Other income, net	1,898	2,871	6,779	8,648
Income from continuing operations before income taxes	79,333	48,036	229,931	108,269
Provision for income taxes	(18,539)	(10,595)	(51,716)	(21,156)
Income from continuing operations	60,794	37,441	178,215	87,113
Discontinued operations:
Income (loss) from discontinued operations before income taxes	52	(832)	6,216	329
(Provision for) benefit from income taxes	(14)	212	(1,578)	(84)
Income (loss) from discontinued operations	38	(620)	4,638	245
Net income and comprehensive income	$60,832	$36,821	$182,853	$87,358

Earnings (loss) per share:
Basic:
Continuing operations	$1.64	$0.97	$4.76	$2.18
Discontinued operations	$0.00	$(0.02)	$0.12	$0.01
Total basic earnings per share	$1.64	$0.95	$4.88	$2.18
Diluted:
Continuing operations	$1.59	$0.94	$4.62	$2.13
Discontinued operations	$0.00	$(0.02)	$0.12	$0.01
Total diluted earnings per share	$1.59	$0.93	$4.74	$2.14

Weighted-average shares outstanding:
Basic shares	37,140	38,713	37,434	40,000
Diluted shares	38,233	39,636	38,583	40,874

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2025	2024
Operating activities:
Net income	$182,853	$87,358
Income from discontinued operations	(4,638)	(245)
Income from continuing operations	178,215	87,113
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	31,181	19,405
Amortization and impairments to operating lease assets	25,330	24,705
Depreciation	30,267	29,879
Amortization of acquired intangible assets	8,415	28,296
Amortization of debt discount and issuance costs	4,995	4,550
Provision for bad debts	46,854	35,741
Deferred income taxes	19,994	(4,650)
Loss on disposals and impairments of property and equipment	2,522	50
Gain on investments	(268)	(1,281)
Unrealized loss on assets held for sale	—	647
Changes in assets and liabilities:
Accounts and financing receivables	(80,613)	(73,661)
Prepaid expenses and other current assets	5,727	(2,484)
Cloud computing implementation assets	(21,959)	(19,262)
Accounts payable	(9,978)	12,632
Accrued payroll and benefits	1,406	15,671
Accrued liabilities	(10,449)	39,748
Deferred revenue	66,081	60,935
Operating lease liabilities	(17,839)	(28,448)
Other assets and liabilities	(6,068)	(2,475)
Net cash provided by operating activities-continuing operations	273,813	227,111
Net cash provided by operating activities-discontinued operations	4,394	8,396
Net cash provided by operating activities	278,207	235,507
Investing activities:
Capital expenditures	(31,337)	(32,316)
Proceeds from sales of marketable securities	3,120	626
Purchases of marketable securities	(2,048)	(498)
Net cash used in investing activities	(30,265)	(32,188)
Financing activities:
Proceeds from exercise of stock options	10,008	15,412
Employee taxes paid on withholding shares	(12,457)	(6,600)
Proceeds from stock issued under Colleague Stock Purchase Plan	922	581
Repurchases of common stock for treasury	(146,436)	(250,463)
Proceeds from issuance of long-term debt	9,873	1,896
Repayments of long-term debt	(109,873)	(51,896)
Net cash used in financing activities	(247,963)	(291,070)
Net decrease in cash, cash equivalents and restricted cash	(21)	(87,751)
Cash, cash equivalents and restricted cash at beginning of period	221,202	275,075
Cash, cash equivalents and restricted cash at end of period	$221,181	$187,324
Non-cash investing and financing activities:
Accrued capital expenditures	$12,410	$6,217
Accrued liability for repurchases of common stock	$4,879	$2,995
Accrued excise tax on share repurchases	$1,055	$3,257

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
December 31, 2023	83,092	$831	$597,587	$2,454,269	$(2,227)	43,566	$(1,681,061)	$1,369,399
Net income				36,821				36,821
Stock-based compensation			5,900					5,900
Net activity from stock-based compensation awards	8		98			2	(95)	3
Proceeds from stock issued under Colleague Stock Purchase Plan			86			(5)	162	248
Repurchases of common stock for treasury						1,772	(91,408)	(91,408)
March 31, 2024	83,100	$831	$603,671	$2,491,090	$(2,227)	45,335	$(1,772,402)	$1,320,963

December 31, 2024	83,886	$839	$642,975	$2,662,530	$(2,227)	46,597	$(1,865,207)	$1,438,910
Net income				60,832				60,832
Stock-based compensation			10,263					10,263
Net activity from stock-based compensation awards	13		175			2	(259)	(84)
Proceeds from stock issued under Colleague Stock Purchase Plan			222			(4)	173	395
Repurchases of common stock for treasury						792	(77,603)	(77,603)
March 31, 2025	83,899	$839	$653,635	$2,723,362	$(2,227)	47,387	$(1,942,896)	$1,432,713

June 30, 2023	82,232	$822	$568,761	$2,403,750	$(2,227)	39,922	$(1,513,770)	$1,457,336
Net income				87,358				87,358
Stock-based compensation			19,405					19,405
Net activity from stock-based compensation awards	868	9	15,402			147	(6,600)	8,811
Proceeds from stock issued under Colleague Stock Purchase Plan			103	(18)		(15)	562	647
Repurchases of common stock for treasury						5,281	(252,594)	(252,594)
March 31, 2024	83,100	$831	$603,671	$2,491,090	$(2,227)	45,335	$(1,772,402)	$1,320,963

June 30, 2024	83,194	$832	$611,949	$2,540,509	$(2,227)	45,513	$(1,781,928)	$1,369,135
Net income				182,853				182,853
Stock-based compensation			31,181					31,181
Net activity from stock-based compensation awards	705	7	10,001			162	(12,457)	(2,449)
Proceeds from stock issued under Colleague Stock Purchase Plan			504			(13)	521	1,025
Repurchases of common stock for treasury						1,725	(149,032)	(149,032)
March 31, 2025	83,899	$839	$653,635	$2,723,362	$(2,227)	47,387	$(1,942,896)	$1,432,713

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references. Adtalem reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended March 31, 2025 is for our third quarter of fiscal year 2025.

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

Business integration expense was $18.5 million and $30.6 million in the three and nine months ended March 31, 2024, respectively. We did not incur business integration expense in the three and nine months ended March 31, 2025. In the prior year, we incurred costs associated with integrating Walden into Adtalem. In addition, we initiated transformation initiatives to accelerate growth and organizational agility and certain costs relating to the transformation were included in business integration expense in the Consolidated Statements of Income.

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

The following is a summary of income statement information reported as discontinued operations, which includes expense from ongoing litigation costs and settlements related to divestitures and the earn-outs we received (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
Operating cost and expense:
Student services and administrative expense	(52)	832	(6,216)	(329)
Total operating cost and expense	(52)	832	(6,216)	(329)
Income (loss) from discontinued operations before income taxes	52	(832)	6,216	329
(Provision for) benefit from income taxes	(14)	212	(1,578)	(84)
Income (loss) from discontinued operations	$38	$(620)	$4,638	$245

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended March 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$192,592	$178,418	$92,597	$463,607
Other	—	—	2,448	2,448
Total	$192,592	$178,418	$95,045	$466,055

	Nine Months Ended March 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$541,508	$511,237	$270,605	$1,323,350
Other	—	—	7,834	7,834
Total	$541,508	$511,237	$278,439	$1,331,184

	Three Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$170,338	$150,607	$88,271	$409,216
Other	—	—	3,442	3,442
Total	$170,338	$150,607	$91,713	$412,658

	Nine Months Ended March 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$466,487	$439,023	$258,866	$1,164,376
Other	—	—	10,369	10,369
Total	$466,487	$439,023	$269,235	$1,174,745

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

Students may receive scholarships, discounts, or refunds, which gives rise to variable consideration. The amounts of scholarships or discounts are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these scholarships or discounts from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption based on our historical experience of student persistence toward completion of study. The contract liability associated with these material rights is presented as deferred revenue within current liabilities and other liabilities within noncurrent liabilities on the Consolidated Balance Sheets based on the amounts expected to be earned in the next 12 months. The contract liability amount associated with these material rights presented as deferred revenue within current liabilities is $35.6 million and $24.1 million as of March 31, 2025 and June 30, 2024, respectively, and the amount presented as deferred revenue within noncurrent liabilities is $23.1 million and $19.6 million as of March 31, 2025 and June 30, 2024, respectively. The noncurrent contract liability associated with these material rights is expected to be earned over approximately the next four fiscal years.

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

Deferred revenue within current liabilities is $247.8 million and $185.3 million as of March 31, 2025 and June 30, 2024, respectively, and deferred revenue within noncurrent liabilities is $23.1 million and $19.6 million as of March 31, 2025 and June 30, 2024, respectively. Revenue of $6.1 million and $179.3 million was recognized during the three and nine months ended March 31, 2025, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2025. Revenue of $0.9 million and $153.0 million was recognized in the three and nine months ended March 31, 2024, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2024.

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

5. Restructuring Expense

During the nine months ended March 31, 2025, Adtalem recorded restructuring expense primarily driven by workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring actions. During the nine months ended March 31, 2024, Adtalem recorded restructuring expense primarily driven by prior real estate consolidations at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Restructuring expense by segment were as follows (in thousands):

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$—	$(23)	$(23)	$974	$938	$1,912
Medical and Veterinary	52	69	121	167	69	236
Home Office	172	240	412	538	240	778
Total	$224	$286	$510	$1,679	$1,247	$2,926

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Walden	$—	$—	$—	$(776)	$—	$(776)
Medical and Veterinary	194	—	194	339	40	379
Home Office	279	—	279	1,614	—	1,614
Total	$473	$—	$473	$1,177	$40	$1,217

The following table summarizes the separation and restructuring plan activity for fiscal years 2024 and 2025, for which cash payments are required (in thousands):

Liability balance as of June 30, 2023	$741
Increase in liability (separation and other charges)	40
Reduction in liability (payments and adjustments)	(781)
Liability balance as of June 30, 2024	—
Increase in liability (separation and other charges)	1,247
Reduction in liability (payments and adjustments)	(1,059)
Liability balance as of March 31, 2025	$188

These liability balances are recorded as accrued liabilities on the Consolidated Balance Sheets.

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest and dividend income	$2,072	$2,165	$6,511	$7,367
Investment (loss) gain	(174)	706	268	1,281
Other income, net	$1,898	$2,871	$6,779	$8,648

Investment (loss) gain includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations.

7. Income Taxes

Our effective tax rate from continuing operations was 23.4% and 22.5% in the three and nine months ended March 31, 2025, respectively, and 22.1% and 19.5% in the three and nine months ended March 31, 2024, respectively. The effective tax rate for the three and nine months ended March 31, 2025 increased compared to the prior year periods primarily due to an increase in the percentage of earnings from operations in higher taxed jurisdictions and a limitation of tax benefits on certain executive compensation. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, changes in uncertain tax positions, and tax benefits on stock-based compensation.

RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039 and RUSVM has an exemption in St. Kitts until 2038.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Numerator:
Net income (loss):
Continuing operations	$60,794	$37,441	$178,215	$87,113
Discontinued operations	38	(620)	4,638	245
Net income	$60,832	$36,821	$182,853	$87,358

Denominator:
Weighted-average basic shares outstanding	37,140	38,713	37,434	40,000
Effect of dilutive stock awards	1,093	923	1,149	874
Weighted-average diluted shares outstanding	38,233	39,636	38,583	40,874

Earnings (loss) per share:
Basic:
Continuing operations	$1.64	$0.97	$4.76	$2.18
Discontinued operations	$0.00	$(0.02)	$0.12	$0.01
Total basic earnings per share	$1.64	$0.95	$4.88	$2.18
Diluted:
Continuing operations	$1.59	$0.94	$4.62	$2.13
Discontinued operations	$0.00	$(0.02)	$0.12	$0.01
Total diluted earnings per share	$1.59	$0.93	$4.74	$2.14

Weighted-average antidilutive shares	1	2	30	141

9. Accounts and Financing Receivables

Our accounts receivables relate to student balances occurring in the normal course of business. Accounts receivables have a term of less than one year and are included in accounts and financing receivables, net on our Consolidated Balance Sheets. Our financing receivables relate to credit extension programs, which provide students with payment terms in excess of one year and are included in accounts and financing receivables, net and other assets, net on our Consolidated Balance Sheets.

The classification of our accounts and financing receivable balances was as follows (in thousands):

	March 31, 2025
	Gross	Allowance	Net
Accounts receivables, current	$204,541	$(44,183)	$160,358
Financing receivables, current	5,361	(2,747)	2,614
Accounts and financing receivables, current	$209,902	$(46,930)	$162,972

Financing receivables, current	$5,361	$(2,747)	$2,614
Financing receivables, noncurrent	33,421	(9,669)	23,752
Total financing receivables	$38,782	$(12,416)	$26,366

	June 30, 2024
	Gross	Allowance	Net
Accounts receivables, current	$159,406	$(35,336)	$124,070
Financing receivables, current	5,239	(2,476)	2,763
Accounts and financing receivables, current	$164,645	$(37,812)	$126,833

Financing receivables, current	$5,239	$(2,476)	$2,763
Financing receivables, noncurrent	36,214	(10,082)	26,132
Total financing receivables	$41,453	$(12,558)	$28,895

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

The credit quality analysis of financing receivables as of March 31, 2025 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2021	2022	2023	2024	2025	Total
1-30 days past due	$185	$121	$190	$47	$734	$152	$1,429
31-60 days past due	115	169	80	348	88	383	1,183
61-90 days past due	62	—	9	20	20	—	111
91-120 days past due	87	24	—	74	30	53	268
121-150 days past due	14	5	38	—	88	30	175
Greater than 150 days past due	2,669	1,336	1,127	1,894	2,782	216	10,024
Total past due	3,132	1,655	1,444	2,383	3,742	834	13,190
Current	6,149	2,890	1,632	3,261	6,036	5,624	25,592
Financing receivables, gross	$9,281	$4,545	$3,076	$5,644	$9,778	$6,458	$38,782
Gross write-offs	$888	$620	$441	$815	$571	$—	$3,335

The credit quality analysis of financing receivables as of June 30, 2024 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2020	2021	2022	2023	2024	Total
1-30 days past due	$552	$—	$214	$111	$1,188	$1,146	$3,211
31-60 days past due	213	90	65	37	567	1,488	2,460
61-90 days past due	174	—	5	110	370	257	916
91-120 days past due	—	11	434	20	206	791	1,462
121-150 days past due	51	88	63	314	268	91	875
Greater than 150 days past due	2,556	466	1,366	1,300	1,920	987	8,595
Total past due	3,546	655	2,147	1,892	4,519	4,760	17,519
Current	6,014	748	3,944	1,897	4,549	6,782	23,934
Financing receivables, gross	$9,560	$1,403	$6,091	$3,789	$9,068	$11,542	$41,453
Gross write-offs	$1,145	$279	$509	$597	$729	$2	$3,261

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

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Accounts	Financing	Total	Accounts	Financing	Total
Beginning balance	$36,752	$13,059	$49,811	$35,336	$12,558	$47,894
Write-offs	(13,441)	(962)	(14,403)	(43,311)	(3,335)	(46,646)
Recoveries	2,941	115	3,056	7,725	772	8,497
Provision for credit losses	17,931	204	18,135	44,433	2,421	46,854
Ending balance	$44,183	$12,416	$56,599	$44,183	$12,416	$56,599

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Accounts	Financing	Total	Accounts	Financing	Total
Beginning balance	$35,020	$13,326	$48,346	$29,190	$11,468	$40,658
Write-offs	(13,374)	(1,880)	(15,254)	(32,925)	(3,037)	(35,962)
Recoveries	2,973	649	3,622	7,901	1,093	8,994
Provision for credit losses	13,254	(537)	12,717	33,707	2,034	35,741
Ending balance	$37,873	$11,558	$49,431	$37,873	$11,558	$49,431

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		March 31,	June 30,
	Useful Life	2025	2024
Land	-	$31,776	$31,776
Buildings and improvements	10 - 31 years	202,150	200,274
Leasehold improvements	Shorter of asset useful life or lease term	116,375	114,019
Furniture and equipment	3 - 8 years	100,959	103,961
Software	3 - 5 years	111,076	113,219
Construction in progress	-	20,625	11,554
Property and equipment, gross		582,961	574,803
Accumulated depreciation		(332,197)	(326,279)
Property and equipment, net		$250,764	$248,524

During the second quarter of fiscal year 2024, management committed to a plan to sell a building owned by Adtalem located in Naperville, Illinois, and the building met criteria to be classified as assets held for sale. As a result, the building’s carrying value of $8.4 million was adjusted to its estimated fair value less cost to sell of $7.8 million, and the resulting $0.6 million charge was recognized within student services and administrative expense in the Consolidated Statements of Income for the nine months ended March 31, 2024. In addition, the building is presented as assets held for sale on the Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating lease cost	$11,712	$10,944	$33,822	$34,014
Sublease income	(1,260)	(1,928)	(4,054)	(7,310)
Total lease cost	$10,452	$9,016	$29,768	$26,704

Maturities of lease liabilities as of March 31, 2025 were as follows (in thousands):

Operating
Fiscal Year	Leases
2025 (remaining)	$12,407
2026	49,916
2027	49,517
2028	44,943
2029	36,608
Thereafter	164,552
Total lease payments	357,943
Less: lease incentives not yet received	(25,216)
Less: imputed interest	(104,385)
Present value of lease liabilities	$228,342

Lease term and discount rate were as follows:

March 31,
2025
Weighted-average remaining operating lease term (years)	7.7
Weighted-average operating lease discount rate	7.6%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$9,388	$9,596	$25,673	$31,210
Operating lease assets obtained in exchange for operating lease liabilities	$20,903	$—	$47,040	$19,526

Adtalem maintains agreements to sublease either a portion or the full leased space at two of its operating lease locations. Adtalem’s sublease agreements expire at various dates through December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum sublease rental income under these agreements as of March 31, 2025 was as follows (in thousands):

Fiscal Year	Amount
2025 (remaining)	$1,252
2026	2,038
Total sublease rental income	$3,290

12. Goodwill and Intangible Assets

Goodwill balances by reportable segment were as follows (in thousands):

	March 31,	June 30,
	2025	2024
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Amortizable intangible assets consisted of the following (in thousands):

	March 31, 2025		June 30, 2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Curriculum	$56,091	$(40,672)	$56,091	$(32,257)	5 Years
Total	$56,091	$(40,672)	$56,091	$(32,257)

Indefinite-lived intangible assets consisted of the following (in thousands):

	March 31,	June 30,
	2025	2024
Title IV eligibility and accreditations	$611,100	$611,100
Trade name	141,760	141,760
Total	$752,860	$752,860

Amortization expense on finite-lived intangible assets was $2.8 million and $8.4 million in the three and nine months ended March 31, 2025, respectively, and $8.3 million and $28.3 million in the three and nine months ended March 31, 2024, respectively. Future amortization expense on finite-lived intangible assets, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2025 (remaining)	$2,805
2026	11,220
2027	1,394
Total	$15,419

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

During the third quarter of fiscal year 2025, Adtalem performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying value of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the third quarter of fiscal year 2025.

If economic conditions deteriorate, or operating performance of our reporting units do not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	March 31,	June 30,
	2025	2024
Senior Secured Notes due 2028	$404,950	$404,950
Term Loan B	153,333	253,333
Total principal	558,283	658,283
Unamortized debt discount and issuance costs	(6,097)	(9,571)
Long-term debt	$552,186	$648,712

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2025 (remaining)	$—
2026	—
2027	—
2028	404,950
2029	153,333
Total	$558,283

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes. This debt was subsequently retired. The principal balance of the Notes is $405.0 million as of March 31, 2025.

Accrued interest on the Notes of $1.9 million and $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024, respectively.

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

As of March 31, 2025, the interest rate for borrowings under the Term Loan B facility was 7.07%, which approximated the effective interest rate. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million, $50.0 million, $50.0 million, and $100.0 million on September 22, 2022, November 22, 2022, January 26, 2024, and January 17, 2025, respectively. The principal balance of the Term Loan B is $153.3 million as of March 31, 2025.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% or an ABR plus an applicable margin ranging from 2.75% to 3.25% depending on Adtalem’s net first lien leverage ratio for such period. There were no borrowings under the Revolver during the nine months ended March 31, 2025 and 2024.

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of March 31, 2025, of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $400.0 million as of March 31, 2025.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. Based on the $50.0 million and $100.0 million Term

Loan B prepayments on January 26, 2024 and January 17, 2025, we expensed $1.1 million and $1.7 million in interest expense in the Consolidated Statements of Income in the three and nine months ended March 31, 2024 and March 31, 2025, respectively, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment dates. The following table summarizes the unamortized debt discount and issuance costs activity for the nine months ended March 31, 2025 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2024	$4,446	$5,125	$4,327	$13,898
Amortization of debt discount and issuance costs	(891)	(845)	(1,521)	(3,257)
Debt discount and issuance costs write-off	—	(1,738)	—	(1,738)
Unamortized debt discount and issuance costs as of March 31, 2025	$3,555	$2,542	$2,806	$8,903

Off-Balance Sheet Arrangements

On December 6, 2024, the U.S. Department of Education (“ED”) notified Adtalem that the $69.4 million surety-backed letter of credit in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs would be permitted to expire on December 31, 2024. A letter of credit in the amount of $157.9 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2022, was delivered to ED on November 1, 2023 with an expiration date of December 31, 2024. On December 3, 2024, ED requested Adtalem amend the letter of credit to $179.0 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2024 with an expiration date of January 31, 2026. As requested, Adtalem delivered this amended letter of credit to ED on December 13, 2024. Adtalem satisfied this request by securing a $99.0 million letter of credit under its Revolver and an $80.0 million surety-backed letter of credit. In February 2025, Adtalem replaced the $99.0 million letter of credit under its Revolver with a $99.0 million surety-backed letter of credit. As of March 31, 2025, Adtalem had $179.0 million of letters of credit outstanding in favor of ED.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $66.5 million of surety bonds as of March 31, 2025 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Notes interest expense	$5,568	$5,568	$16,704	$16,704
Term Loan B interest expense	3,031	6,097	13,333	20,673
Term Loan B debt discount and issuance costs write-off	1,738	1,113	1,738	1,113
Amortization of debt discount and issuance costs	1,031	1,127	3,257	3,437
Letters of credit fees	1,460	2,488	5,807	6,407
Other	246	167	626	576
Total	$13,074	$16,560	$41,465	$48,910

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

Under the terms of the Credit Agreement, Adtalem is required to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) of equal to or less than 3.25 to 1.00. Adtalem was in compliance with the Credit Agreement debt covenants and the Notes covenants as of March 31, 2025.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Total number of share repurchases	791,420	1,771,603	1,724,810	5,280,736
Total cost of share repurchases	$77,603	$91,409	$149,032	$252,594
Average price paid per share	$98.06	$51.60	$86.40	$47.83

As of March 31, 2025, $62.5 million of authorized share repurchases were remaining under the fourteenth share repurchase program. On May 5, 2025, Adtalem completed its fourteenth share repurchase program. On May 6, 2025, we announced that the Board of Directors authorized Adtalem’s fifteenth share repurchase program, which allows Adtalem to repurchase up to $150.0 million of its common stock through May 6, 2028. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Stock-Based Compensation

Adtalem’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, employees and directors are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of March 31, 2025, 1,640,297 shares of common stock were available for future issuance under this plan.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures of unvested awards in the period they occur. Adtalem issues new shares of common stock to satisfy stock option exercises, RSU vests, and PSU vests. Stock-based compensation expense is included in student services and administrative expense in the Consolidated Statements of Income. There was no capitalized stock-based compensation cost as of March 31, 2025 and June 30, 2024.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graded vesting from the grant date and expire ten years from the grant date. The following table summarizes stock option activity for the nine months ended March 31, 2025:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of June 30, 2024	550,343	$37.34
Exercised	(272,960)	36.66
Expired	(1,325)	36.46
Outstanding as of March 31, 2025	276,058	38.01	5.7	$17,289
Exercisable as of March 31, 2025	233,250	$38.19	5.5	$14,566

The fair value of stock options that vested during the nine months ended March 31, 2025 and 2024 was $1.3 million and $1.9 million, respectively. As of March 31, 2025, $0.1 million of unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a remaining weighted-average period of 0.4 years. The total intrinsic value of stock options exercised for the nine months ended March 31, 2025 and 2024 was $10.6 million and $9.1 million, respectively.

RSUs

Prior to fiscal year 2023, we granted RSUs generally with a four-year graded vesting from the grant date. Beginning in fiscal year 2023, we grant RSUs generally with a three-year graded vesting from the grant date. We also grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the nine months ended March 31, 2025:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of June 30, 2024	755,841	$40.51
Granted	213,390	88.99
Vested	(348,379)	40.05
Forfeited	(40,870)	53.00
Unvested as of March 31, 2025	579,982	$57.74

The weighted-average grant date fair value per share of RSUs granted in the nine months ended March 31, 2025 and 2024 was $88.99 and $44.23, respectively. The grant date fair value of RSUs that vested during the nine months ended March 31, 2025 and 2024 was $14.0 million and $10.9 million, respectively. As of March 31, 2025, $18.7 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 1.8 years.

PSUs

We issue PSUs generally with a three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the nine months ended March 31, 2025:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of June 30, 2024	629,770	$43.77
Granted	167,050	89.74
Vested	(83,357)	33.84
Forfeited	(82,443)	43.65
Unvested as of March 31, 2025	631,020	$57.27

The weighted-average grant date fair value per share of PSUs granted in the nine months ended March 31, 2025 and 2024 was $89.74 and $50.07, respectively. The grant date fair value of PSUs that vested during the nine months ended March 31, 2025 and 2024 was $2.8 million and $4.1 million, respectively. As of March 31, 2025, $27.8 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.7 years.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under our nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024 was $11.9 million and $13.2 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates its fair value, is included in accounts and financing receivables, net and other assets, net on the Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024 of $26.4 million and $28.9 million, respectively, and is classified as Level 2. See Note 9 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024 were $12.3 million and $12.2 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of both March 31, 2025 and June 30, 2024, the principal balance of our Notes was $405.0 million, with a fair value as of those dates of $399.7 million and $389.5 million, respectively. The valuation of the Notes was based upon quoted market prices and is classified as Level 1. As of March 31, 2025 and June 30, 2024, the principal balance of our Term Loan B was $153.3 million and $253.3 million, respectively, with a fair value of $153.7 million and $254.9 million, respectively. The valuation of the Term Loan B was based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our Notes and Term Loan B.

As of June 30, 2024, there were no assets or liabilities measured at fair value using Level 3 inputs.

We recorded asset impairments of $6.4 million on operating lease assets and property and equipment in the three and nine months ended March 31, 2025 as a result of adjusting the respective carrying values to fair values. The fair values were estimated using Level 3 inputs. These impairments were recorded within student services and administrative expense in the Consolidated Statements of Income.

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

17. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of March 31, 2025, we adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

On January 12, 2022, Walden was served with a complaint filed in the United States District Court for the District of Maryland by Aljanal Carroll, Claudia Provost Charles, and Tiffany Fair alleging that Walden has targeted, deceived, and exploited Black and female Doctor of Business Administration (“DBA”) students by knowingly misrepresenting and understating the number of “capstone” credits required to complete the DBA program and obtain a degree. On September 21, 2023, the parties agreed to a $28.5 million payment to resolve the issues in the case. On October 17, 2024, the Court held a fairness hearing, following which, the Court entered an Order granting final approval of the settlement. We recorded a $28.5 million loss contingency accrual for this matter within accrued liabilities on the Consolidated Balance Sheets as of June 30, 2024. On November 27, 2024, Adtalem paid the $28.5 million as required under the settlement agreement. In January 2024, Adtalem made a claim for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc. (“Laureate”), dated September 11, 2020, pursuant to which Adtalem purchased Walden. Adtalem received $5.6 million in November 2024 from Laureate in satisfaction of this indemnification claim.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (Adtalem’s Chairman and Chief Executive Officer) evaluates performance and allocates resources. Performance evaluations are based on each segment’s adjusted operating income. Adjusted operating income excludes special items, which consists of restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs. Adtalem’s management excludes these items from its review of the results of the operating segments for purposes of measuring segment profitability and allocating resources. “Home Office” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment is not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue:
Chamberlain	$192,592	$170,338	$541,508	$466,487
Walden	178,418	150,607	511,237	439,023
Medical and Veterinary	95,045	91,713	278,439	269,235
Total consolidated revenue	$466,055	$412,658	$1,331,184	$1,174,745
Adjusted operating income:
Chamberlain	$47,493	$43,349	$117,628	$97,313
Walden	47,999	31,871	136,794	93,141
Medical and Veterinary	17,921	22,953	54,170	59,521
Home Office	(8,047)	(8,391)	(25,930)	(21,315)
Total consolidated adjusted operating income	105,366	89,782	282,662	228,660
Reconciliation to Consolidated Financial Statements:
Restructuring expense	(510)	(473)	(2,926)	(1,217)
Business integration expense	—	(18,450)	—	(30,621)
Amortization of acquired intangible assets	(2,805)	(8,286)	(8,415)	(28,296)
Litigation reserve	—	—	5,550	(18,500)
Asset impairments	(6,442)	—	(6,442)	—
Strategic advisory costs	(5,100)	—	(5,100)	—
Loss on assets held for sale	—	—	—	(647)
Debt modification costs	—	(848)	(712)	(848)
Total consolidated operating income	90,509	61,725	264,617	148,531
Interest expense	(13,074)	(16,560)	(41,465)	(48,910)
Other income, net	1,898	2,871	6,779	8,648
Total consolidated income from continuing operations before income taxes	$79,333	$48,036	$229,931	$108,269
Depreciation:
Chamberlain	$5,350	$4,938	$16,184	$13,840
Walden	1,951	1,835	5,428	5,735
Medical and Veterinary	2,785	3,033	8,098	8,897
Home Office	188	692	557	1,407
Total consolidated depreciation	$10,274	$10,498	$30,267	$29,879
Amortization of acquired intangible assets:
Walden	$2,805	$8,286	$8,415	$28,296
Total consolidated amortization of acquired intangible assets	$2,805	$8,286	$8,415	$28,296

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue by geographic area:
Domestic operations	$371,010	$320,945	$1,052,745	$905,510
Barbados, St. Kitts, and St. Maarten	95,045	91,713	278,439	269,235
Total consolidated revenue	$466,055	$412,658	$1,331,184	$1,174,745

No one customer accounted for more than 10% of Adtalem’s consolidated revenue for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read with and is qualified in its entirety by the Consolidated Financial Statements and the notes thereto included in this report. It should also be read in conjunction with the Cautionary Disclosure Regarding Forward-Looking Statements, the Risk Factors included in or incorporated by reference in this report (see Item 1A. “Risk Factors”), and the Financial Aid and Legislative and Regulatory Requirements disclosures set forth in this report. Adtalem reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended March 31, 2025 is for our third quarter of fiscal year 2025.

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

Third Quarter Highlights

Financial and operational highlights for the third quarter of fiscal year 2025 include:

●	Adtalem revenue increased 12.9%, or $53.4 million, to $466.1 million in the third quarter of fiscal year 2025 compared to the prior year period driven by increased revenue across all of our segments.
●	Net income increased 65.2%, or $24.0 million, to $60.8 million in the third quarter of fiscal year 2025 compared to the prior year period. This increase was primarily driven by an increase in revenue along with decreases in business integration expense and amortization of acquired intangible assets, partially offset by increases in asset impairments, strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, the provision for bad debts, stock-based compensation, and the provision for income taxes.
●	Diluted earnings per share increased 71.0%, or $0.66, to $1.59 in the third quarter of fiscal year 2025 compared to the prior year period driven by the increase in net income and lower diluted shares due to share repurchases.
●	Adjusted net income increased 23.4%, or $13.9 million, to $73.3 million in the third quarter of fiscal year 2025 compared to the prior year period. This increase was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, the provision for bad debts, stock-based compensation, and the provision for income taxes.
●	Diluted adjusted earnings per share increased 28.0%, or $0.42, to $1.92 in the third quarter of fiscal year 2025 compared to the prior year period driven by the increase in adjusted net income and lower diluted shares due to share repurchases.
●	For the January 2025 and March 2025 sessions, total student enrollment at Chamberlain increased 8.7% and 6.8%, respectively, compared to the same sessions last year.
●	As of March 31, 2025, total student enrollment at Walden increased 13.5% compared to March 31, 2024.
●	For the January 2025 semester, total student enrollment at the medical and veterinary schools increased 1.2% compared to the same semester last year.
●	On January 17, 2025, we made a prepayment of $100.0 million on our Term Loan B debt.
●	Adtalem repurchased a total of 791,420 shares of its common stock under its share repurchase programs at an average cost of $98.06 per share during the third quarter of fiscal year 2025. On May 5, 2025, Adtalem completed its fourteenth share repurchase program. On May 6, 2025, we announced that the Board of Directors authorized Adtalem’s fifteenth share repurchase program, which allows Adtalem to repurchase up to $150.0 million of its common stock through May 6, 2028. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Results of Operations

Revenue

The following tables present revenue by segment detailing the changes from the prior year periods (in thousands):

	Three Months Ended March 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$170,338	$150,607	$91,713	$412,658
Growth	22,254	27,811	3,332	53,397
Fiscal year 2025	$192,592	$178,418	$95,045	$466,055
% change from prior year	13.1%	18.5%	3.6%	12.9%

	Nine Months Ended March 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$466,487	$439,023	$269,235	$1,174,745
Growth	75,021	72,214	9,204	156,439
Fiscal year 2025	$541,508	$511,237	$278,439	$1,331,184
% change from prior year	16.1%	16.4%	3.4%	13.3%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2025
Session	July 2024	Sept. 2024	Nov. 2024	Jan. 2025	Mar. 2025
Total students	36,061	38,987	39,691	40,445	40,564
% change from prior year	12.1%	11.7%	11.5%	8.7%	6.8%

	Fiscal Year 2024
Session	July 2023	Sept. 2023	Nov. 2023	Jan. 2024	Mar. 2024	May 2024
Total students	32,175	34,889	35,592	37,196	37,985	36,750
% change from prior year	2.6%	5.2%	6.6%	7.0%	9.0%	10.4%

Chamberlain revenue increased 13.1%, or $22.3 million, to $192.6 million in the third quarter and increased 16.1%, or $75.0 million, to $541.5 million in the first nine months of fiscal year 2025 compared to the prior year periods, driven by an increase in enrollment and higher tuition rates. Enrollment improvement has primarily been driven by the undergraduate Bachelor of Science in Nursing (“BSN”) degree and the Master of Science in Nursing (“MSN”) degree programs. Chamberlain is achieving growth by optimizing investments in student enrollment and experience while leveraging scale through a national footprint and providing a full breadth of nursing programs and modalities.

Tuition Rates:

Tuition rates in the current fiscal year increased compared to the prior fiscal year for the BSN onsite and online degree, MSN online degree, and Doctor of Nursing Practice (“DNP”) degree programs. The average increase across all these programs was approximately 4.6% from the prior year.

Walden

Walden Student Enrollment:

	Fiscal Year 2025
	September 30,	December 31,	March 31,
Period	2024	2024	2025
Total students	45,979	46,399	48,526
% change from prior year	12.2%	13.2%	13.5%

	Fiscal Year 2024
	September 30,	December 31,	March 31,	June 30,
Period	2023	2023	2024	2024
Total students	40,975	40,971	42,751	41,845
% change from prior year	0.5%	7.9%	8.4%	11.3%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 18.5%, or $27.8 million, to $178.4 million in the third quarter and increased 16.4%, or $72.2 million, to $511.2 million in the first nine months of fiscal year 2025 compared to the prior year periods, driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Walden’s improved enrollment has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

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

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2025
Semester	Sept. 2024	Jan. 2025
Total students	5,174	5,133
% change from prior year	(0.7)%	1.2%

	Fiscal Year 2024
Semester	Sept. 2023	Jan. 2024	May 2024
Total students	5,209	5,073	4,726
% change from prior year	(7.5)%	(4.5)%	(2.9)%

Medical and Veterinary revenue increased 3.6%, or $3.3 million, to $95.0 million in the third quarter and increased 3.4%, or $9.2 million, to $278.4 million in the first nine months of fiscal year 2025 compared to the prior year periods, driven by tuition rate increases at all three institutions in this segment. Management’s focus is on increasing enrollment and renewing operational effectiveness, specifically around academic support and the enrollment experience.

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

	Three Months Ended March 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$70,565	$56,219	$48,537	$175,321
Cost increase	12,832	5,886	5,830	24,548
Fiscal year 2025	$83,397	$62,105	$54,367	$199,869
% change from prior year	18.2%	10.5%	12.0%	14.0%

	Nine Months Ended March 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$203,244	$165,237	$147,527	$516,008
Cost increase	33,876	12,562	10,054	56,492
Fiscal year 2025	$237,120	$177,799	$157,581	$572,500
% change from prior year	16.7%	7.6%	6.8%	10.9%

Cost of educational services increased 14.0%, or $24.5 million, to $199.9 million in the third quarter and increased 10.9%, or $56.5 million, to $572.5 million in the first nine months of fiscal year 2025 compared to the prior year periods. These cost increases were primarily driven by an increase in labor and other costs to support increased enrollment and an increase in the provision for bad debts.

As a percentage of revenue, cost of educational services was 42.9% and 43.0% in the third quarter and first nine months of fiscal year 2025, respectively, compared to 42.5% and 43.9% in the prior year periods. The increase in the percentage for the third quarter of fiscal year 2025 was primarily the result of an increase in the provision for bad debts, partially offset by revenue growth accompanied with cost efficiencies. The decrease in the percentage for the first nine months of fiscal year 2025 was primarily the result of revenue growth accompanied with cost efficiencies, partially offset by an increase in the provision for bad debts.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization of acquired intangible assets. The following tables present student services and administrative expense by segment detailing the changes from the prior year periods (in thousands):

	Three Months Ended March 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2024	$56,425	$70,803	$20,222	$9,239	$156,689
Cost increase (decrease)	5,277	5,797	2,535	(344)	13,265
Amortization of acquired intangible assets decrease	—	(5,481)	—	—	(5,481)
Asset impairments increase	—	—	—	6,442	6,442
Strategic advisory costs increase	—	—	—	5,100	5,100
Debt modification costs decrease	—	—	—	(848)	(848)
Fiscal year 2025	$61,702	$71,119	$22,757	$19,589	$175,167

Fiscal year 2025 % change:
Cost increase (decrease)	9.4%	8.2%	12.5%	NM	8.5%
Amortization of acquired intangible assets decrease	—	(7.7)%	—	NM	(3.5)%
Asset impairments increase	—	—	—	NM	4.1%
Strategic advisory costs increase	—	—	—	NM	3.3%
Debt modification costs decrease	—	—	—	NM	(0.5)%
Fiscal year 2025 % change	9.4%	0.4%	12.5%	NM	11.8%

	Nine Months Ended March 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2024	$165,930	$227,441	$62,187	$22,810	$478,368
Cost increase	20,830	15,999	4,501	4,615	45,945
Amortization of acquired intangible assets decrease	—	(19,881)	—	—	(19,881)
Litigation reserve decrease	—	(24,050)	—	—	(24,050)
Asset impairments increase	—	—	—	6,442	6,442
Strategic advisory costs increase	—	—	—	5,100	5,100
Loss on assets held for sale decrease	—	—	—	(647)	(647)
Debt modification costs decrease	—	—	—	(136)	(136)
Fiscal year 2025	$186,760	$199,509	$66,688	$38,184	$491,141

Fiscal year 2025 % change:
Cost increase	12.6%	7.0%	7.2%	NM	9.6%
Amortization of acquired intangible assets decrease	—	(8.7)%	—	NM	(4.2)%
Litigation reserve decrease	—	(10.6)%	—	NM	(5.0)%
Asset impairments increase	—	—	—	NM	1.3%
Strategic advisory costs increase	—	—	—	NM	1.1%
Loss on assets held for sale decrease	—	—	—	NM	(0.1)%
Debt modification costs decrease	—	—	—	NM	(0.0)%
Fiscal year 2025 % change	12.6%	(12.3)%	7.2%	NM	2.7%

Student services and administrative expense increased 11.8%, or $18.5 million, to $175.2 million in the third quarter and increased 2.7%, or $12.8 million, to $491.1 million in the first nine months of fiscal year 2025 compared to the prior year periods. After excluding amortization of acquired intangible assets, asset impairments, strategic advisory costs, and debt modification costs, student services and administrative expense increased 8.5%, or $13.3 million, in the third quarter of fiscal year 2025 compared to the prior year period. After excluding amortization of acquired intangible assets, litigation reserves, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs, student services and administrative expense increased 9.6%, or $45.9 million, in the first nine months of fiscal year 2025 compared to the prior year period. These increases were primarily driven by an increase in marketing expense, investments to support growth initiatives, and stock-based compensation.

As a percentage of revenue, student services and administrative expense was 37.6% and 36.9% in the third quarter and first nine months of fiscal year 2025, respectively, compared to 38.0% and 40.7% in the prior year periods. The decreases in the percentages were primarily the result of revenue growth accompanied by decreases in amortization of acquired intangible assets and litigation reserves, partially offset by increases in asset impairments and strategic advisory costs.

Restructuring Expense

Restructuring expense in the third quarter and first nine months of fiscal year 2025 was $0.5 million and $2.9 million, respectively, compared to $0.5 million and $1.2 million in the prior year periods. The increase in the first nine months of fiscal year 2025 was primarily driven by workforce reductions and costs to exit certain course offerings. We continue to incur restructuring expense or reversals related to exited leased space from previous restructuring activities.

Business Integration Expense

Business integration expense in the third quarter and first nine months of fiscal year 2024 was $18.5 million and $30.6 million, respectively. We did not incur business integration expense during the third quarter and first nine months of fiscal year 2025. In the prior year, we incurred costs associated with integrating Walden into Adtalem. In addition, we initiated transformation initiatives to accelerate growth and organizational agility and certain costs relating to the transformation were included in business integration expense in the Consolidated Statements of Income.

Operating Income

The following table presents a reconciliation of operating income (GAAP) to adjusted operating income (non-GAAP) by segment (in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
			Increase/(Decrease)				Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Chamberlain:
Operating income (GAAP)	$47,516	$43,349	$4,167	9.6%	$115,716	$97,313	$18,403	18.9%
Restructuring expense	(23)	—	(23)		1,912	—	1,912
Adjusted operating income (non-GAAP)	$47,493	$43,349	$4,144	9.6%	$117,628	$97,313	$20,315	20.9%
Operating margin (GAAP)	24.7%	25.4%			21.4%	20.9%
Operating margin (non-GAAP)	24.7%	25.4%			21.7%	20.9%

Walden:
Operating income (GAAP)	$45,194	$23,585	$21,609	91.6%	$133,929	$47,121	$86,808	184.2%
Restructuring expense	—	—	—		—	(776)	776
Amortization of acquired intangible assets	2,805	8,286	(5,481)		8,415	28,296	(19,881)
Litigation reserve	—	—	—		(5,550)	18,500	(24,050)
Adjusted operating income (non-GAAP)	$47,999	$31,871	$16,128	50.6%	$136,794	$93,141	$43,653	46.9%
Operating margin (GAAP)	25.3%	15.7%			26.2%	10.7%
Operating margin (non-GAAP)	26.9%	21.2%			26.8%	21.2%

Medical and Veterinary:
Operating income (GAAP)	$17,800	$22,759	$(4,959)	(21.8)%	$53,934	$59,142	$(5,208)	(8.8)%
Restructuring expense	121	194	(73)		236	379	(143)
Adjusted operating income (non-GAAP)	$17,921	$22,953	$(5,032)	(21.9)%	$54,170	$59,521	$(5,351)	(9.0)%
Operating margin (GAAP)	18.7%	24.8%			19.4%	22.0%
Operating margin (non-GAAP)	18.9%	25.0%			19.5%	22.1%

Home Office:
Operating loss (GAAP)	$(20,001)	$(27,968)	$7,967	28.5%	$(38,962)	$(55,045)	$16,083	29.2%
Restructuring expense	412	279	133		778	1,614	(836)
Business integration expense	—	18,450	(18,450)		—	30,621	(30,621)
Asset impairments	6,442	—	6,442		6,442	—	6,442
Strategic advisory costs	5,100	—	5,100		5,100	—	5,100
Loss on assets held for sale	—	—	—		—	647	(647)
Debt modification costs	—	848	(848)		712	848	(136)
Adjusted operating loss (non-GAAP)	$(8,047)	$(8,391)	$344	4.1%	$(25,930)	$(21,315)	$(4,615)	(21.7)%

Adtalem Global Education:
Operating income (GAAP)	$90,509	$61,725	$28,784	46.6%	$264,617	$148,531	$116,086	78.2%
Restructuring expense	510	473	37		2,926	1,217	1,709
Business integration expense	—	18,450	(18,450)		—	30,621	(30,621)
Amortization of acquired intangible assets	2,805	8,286	(5,481)		8,415	28,296	(19,881)
Litigation reserve	—	—	—		(5,550)	18,500	(24,050)
Asset impairments	6,442	—	6,442		6,442	—	6,442
Strategic advisory costs	5,100	—	5,100		5,100	—	5,100
Loss on assets held for sale	—	—	—		—	647	(647)
Debt modification costs	—	848	(848)		712	848	(136)
Adjusted operating income (non-GAAP)	$105,366	$89,782	$15,584	17.4%	$282,662	$228,660	$54,002	23.6%
Operating margin (GAAP)	19.4%	15.0%			19.9%	12.6%
Operating margin (non-GAAP)	22.6%	21.8%			21.2%	19.5%

Consolidated operating income increased 46.6%, or $28.8 million, to $90.5 million in the third quarter and increased 78.2%, or $116.1 million, to $264.6 million in the first nine months of fiscal year 2025 compared to the prior year periods. The operating income increase in the third quarter of fiscal year 2025 was primarily driven by an increase in revenue and decreases in business integration expense and amortization of acquired intangible assets, partially offset by increases in asset impairments, strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, the provision for bad debts, and stock-based compensation. The operating income increase in the first nine months of fiscal year 2025 was primarily driven by an increase in revenue and decreases in business integration expense, amortization of acquired intangible assets, and litigation reserves, partially offset by increases in asset impairments, strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, the provision for bad debts, and stock-based compensation. The decreases in amortization of acquired intangible assets are driven by the decreases in amortization relating to the Walden student relationships intangible asset, which was fully amortized as of June 30, 2024. The decrease in litigation reserves includes a $5.6 million receipt in the second quarter of fiscal year 2025 from a claim made for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc.

Consolidated adjusted operating income increased 17.4%, or $15.6 million, to $105.4 million in the third quarter and increased 23.6%, or $54.0 million, to $282.7 million in the first nine months of fiscal year 2025 compared to the prior year periods. The adjusted operating income increases in the third quarter and first nine months of fiscal year 2025 were primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, the provision for bad debts, and stock-based compensation.

Chamberlain

Chamberlain operating income increased 9.6%, or $4.2 million, to $47.5 million in the third quarter and increased 18.9%, or $18.4 million, to $115.7 million in the first nine months of fiscal year 2025 compared to the prior year periods. Segment adjusted operating income increased 9.6%, or $4.1 million, to $47.5 million in the third quarter and increased 20.9%, or $20.3 million, to $117.6 million in the first nine months of fiscal year 2025 compared to the prior year periods. The adjusted operating income increases in the third quarter and first nine months of fiscal year 2025 were primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and the provision for bad debts.

Walden

Walden operating income increased 91.6%, or $21.6 million, to $45.2 million in the third quarter and increased 184.2%, or $86.8 million, to $133.9 million in the first nine months of fiscal year 2025 compared to the prior year periods. Segment adjusted operating income increased 50.6%, or $16.1 million, to $48.0 million in the third quarter and increased 46.9%, or $43.7 million, to $136.8 million in the first nine months of fiscal year 2025 compared to the prior year periods. The adjusted operating income increases in the third quarter and first nine months of fiscal year 2025 were primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Medical and Veterinary

Medical and Veterinary operating income decreased 21.8%, or $5.0 million, to $17.8 million in the third quarter and decreased 8.8%, or $5.2 million, to $53.9 million in the first nine months of fiscal year 2025 compared to the prior year periods. Segment adjusted operating income decreased 21.9%, or $5.0 million, to $17.9 million in the third quarter and decreased 9.0%, or $5.4 million, to $54.2 million in the first nine months of fiscal year 2025 compared to the prior year periods. The adjusted operating income decreases in the third quarter and first nine months of fiscal year 2025 were primarily driven by increases in investments to support initiatives to drive future growth, investments in academic support, and the provision for bad debts, partially offset by increases in revenue.

Interest Expense

Interest expense in the third quarter and first nine months of fiscal year 2025 was $13.1 million and $41.5 million, respectively, compared to $16.6 million and $48.9 million in the prior year periods. The interest expense decreases in the third quarter and first nine months of fiscal year 2025 was primarily driven by lower interest expense on our Term Loan B due to decreased borrowings and a lower interest rate (as discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Other Income, Net

Other income, net in the third quarter and first nine months of fiscal year 2025 was income of $1.9 million and income of $6.8 million, respectively, compared to income of $2.9 million and income of $8.6 million in the prior year periods. These decreases were primarily driven by decreases in interest income and investment income.

Provision for Income Taxes

Our effective income tax rate from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including tax on global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, changes in uncertain tax positions, and tax benefits on stock-based compensation awards.

Our effective tax rate from continuing operations was 23.4% and 22.5% in the three and nine months ended March 31, 2025, respectively, and 22.1% and 19.5% in the three and nine months ended March 31, 2024, respectively. The effective tax rate for the three and nine months ended March 31, 2025 increased compared to the prior year periods primarily due to an increase in the percentage of earnings from operations in higher taxed jurisdictions and a limitation of tax benefits on certain executive compensation.

Discontinued Operations

We had income from discontinued operations in the third quarter of fiscal year 2025 of $0.04 million and income of $4.6 million in the first nine months of fiscal year 2025, compared to a loss in the third quarter of fiscal year 2024 of $0.6 million and income of $0.2 million in the first nine months of fiscal year 2024. We recorded income within discontinued operations related to the DeVry University earn-out of $7.0 million and $5.5 million in the first nine months of fiscal year 2025 and 2024, respectively. In addition, we continue to incur costs associated with ongoing litigation and settlements related to divestitures, which are classified as expenses within discontinued operations.

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

Prior to fiscal year 2022, Adtalem’s composite score was greater than 1.5. However, on September 25, 2023, ED notified Adtalem that its fiscal year 2022 composite score had declined to 0.2. As previously disclosed, this was expected due to the acquisition of Walden and other transactions. ED advised that Adtalem’s five institutions will be permitted to continue to participate in Title IV under provisional certifications with heightened cash monitoring and continued reporting. A letter of credit in the amount of $157.9 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2022, was delivered to ED on November 1, 2023 with an expiration date of December 31, 2024. On December 3, 2024, ED requested Adtalem amend the letter of credit to $179.0 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2024 with an expiration date of January 31, 2026. As requested, Adtalem delivered this amended letter of credit to ED on December 13, 2024. Adtalem satisfied this request by securing a $99.0 million letter of credit under its Revolver and an $80.0 million surety-backed letter of credit. In February 2025, Adtalem replaced the $99.0 million letter of credit under its Revolver with a $99.0 million surety-backed letter of credit. Management does not believe these conditions will have a material adverse effect on Adtalem’s operations.

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

ED approved Walden’s change in ownership application and issued Walden a provisional PPA through June 30, 2025, with its application for PPA recertification due March 31, 2025. A complete application for Walden’s PPA recertification has been timely submitted to ED.

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

As of March 31, 2025, Adtalem had $179.0 million of letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

Gainful Employment

The HEA requires certificate programs at all Title IV institutions and degree programs at proprietary Title IV institutions to prepare students for gainful employment in a recognized occupation. In October 2023, ED released new Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) rules effective July 1, 2024. GE programs must meet a debt-to-earnings test in which graduates’ annual debt payments must not exceed 8% of their annual earnings or 20% of their discretionary earnings. GE programs must also meet an earnings premium test in which graduates’ earnings must exceed those of a typical high school graduate. Under the regulation, programs that fail either metric must provide warnings to students and prospective students that the program is at risk of losing Title IV eligibility and programs that fail the same measure in two out of three consecutive years lose Title IV eligibility. The GE regulation also includes a transparency framework in which debt-to-earnings, earnings premium, and a wide range of other program outcomes for all Title IV programs are disclosed on a website hosted by ED. Because there are many factors and unknowns, including the earnings of program graduates, Adtalem is reviewing the regulation to determine what impact, if any, the regulation will have on its programs. In addition, multiple parties are seeking to block enforcement of the FVT/GE rule under the Administrative Procedure Act and other legal theories. On February 14, 2025, ED extended the institutional reporting deadline until September 30, 2025.

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

Adtalem’s consolidated cash and cash equivalents balance of $219.0 million and $219.3 million as of March 31, 2025 and June 30, 2024, respectively, included cash and cash equivalents held at Adtalem’s international operations of $4.1 million and $4.6 million as of March 31, 2025 and June 30, 2024, respectively, which is available to Adtalem for general corporate purposes.

Cash Flow Summary

Operating Activities

Net cash provided by operating activities from continuing operations in the nine months ended March 31, 2025 increased $46.7 million to $273.8 million, compared to $227.1 million in the prior year period. This increase was driven by a $116.1 million increase in operating income primarily due to increased revenue from students. The increase in cash provided by operating activities from continuing operations was partially offset by a $22.9 million increase in net legal settlement payments, a $20.3 million increase in management incentive bonus payments, and a $35.2 million increase in payments to vendors.

Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2025 and 2024 was $30.3 million and $32.2 million, respectively, and was primarily driven by capital expenditures of $31.3 million and $32.3 million, respectively. The capital expenditures in fiscal year 2025 primarily consisted of spending for information technology investments and Chamberlain’s campus development. For the remainder of fiscal year 2025, we expect capital spending on information technology, new campus development at Chamberlain, and facility improvements at the medical and veterinary schools. Management anticipates full fiscal year 2025 capital spending to be in the $40 to $50 million range. The source of funds for this capital spending will be from operations or the Credit Facility (as defined and discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Financing Activities

Net cash used in financing activities in the nine months ended March 31, 2025 and 2024 was $248.0 million and $291.1 million, respectively, and was primarily driven by share repurchases of $146.4 million and $250.5 million, respectively, and net long-term debt repayments of $100.0 million and $50.0 million, respectively.

On March 1, 2022, we announced that the Board authorized Adtalem’s thirteenth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allows Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. As of March 31, 2025, $62.5 million of authorized share repurchases were remaining under the fourteenth share repurchase program. On May 5, 2025, Adtalem completed its fourteenth share repurchase program. On May 6, 2025, we announced that the Board of Directors authorized Adtalem’s fifteenth share repurchase program, which allows Adtalem to repurchase up to $150.0 million of its common stock through May 6, 2028. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

On March 1, 2021, we issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028. On August 12, 2021, Adtalem entered into its new credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” As of March 31, 2025, the principal balance of the Notes and Term Loan B was $405.0 million and $153.3 million, respectively. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

In the event of unexpected market conditions or negative economic changes that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintains a $400.0 million revolving credit facility with availability of $400.0 million as of March 31, 2025.

Material Cash Requirements

Long-Term Debt – As of March 31, 2025, we have principal balances of $405.0 million of Notes and $153.3 million of Term Loan B, which requires interest payments. With previous Term Loan B prepayments, we are no longer required to make quarterly principal installment payments on the Term Loan B. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Agreement.

As of March 31, 2025, Adtalem had $179.0 million of letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $66.5 million of surety bonds as of March 31, 2025 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, write-off of debt discount and issuance costs, litigation reserve, asset impairments, loss on assets held for sale, debt modification costs, strategic advisory costs, and (income) loss from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, write-off of debt discount and issuance costs, litigation reserve, asset impairments, loss on assets held for sale, debt modification costs, strategic advisory costs, and (income) loss from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs. This measure is applied on a consolidated and segment basis, depending on the context of the discussion.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for (income) loss from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation, amortization of acquired intangible assets, amortization of cloud computing implementation assets, stock-based compensation, restructuring expense, business integration expense, litigation reserve, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs. This measure is applied on a consolidated and segment basis, depending on the context of the discussion. Provision for income taxes, interest expense, and other income, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Business integration expense includes expenses related to the Walden acquisition and certain costs related to growth transformation initiatives. We do not include normal, recurring, cash operating expenses in our business integration expense.
●	Amortization of acquired intangible assets.
●	Amortization of cloud computing implementation assets.
●	Write-off of debt discount and issuance costs related to prepayments of debt, reserves related to significant litigation, asset impairments related to adjusting certain operating lease assets and property and equipment as a result of adjusting carrying values to fair values, loss on assets held for sale related to adjusting those assets to estimated fair value less costs to sell, and debt modification costs related to refinancing our Term Loan B loan.
●	Strategic advisory costs related to expanding capabilities and bringing new capacities to market to further enhance our strategic position. We do not include normal, recurring, cash operating expenses in our strategic advisory costs.
●	(Income) loss from discontinued operations includes expense from ongoing litigation costs and settlements related to divestitures and the earn-outs we received.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income (GAAP)	$60,832	$36,821	$182,853	$87,358
Restructuring expense	510	473	2,926	1,217
Business integration expense	—	18,450	—	30,621
Amortization of acquired intangible assets	2,805	8,286	8,415	28,296
Write-off of debt discount and issuance costs, litigation reserve, asset impairments, loss on assets held for sale, and debt modification costs	8,180	1,961	3,342	21,108
Strategic advisory costs	5,100	—	5,100	—
Income tax impact on non-GAAP adjustments (1)	(4,134)	(7,260)	(4,821)	(19,355)
(Income) loss from discontinued operations	(38)	620	(4,638)	(245)
Adjusted net income (non-GAAP)	$73,255	$59,351	$193,177	$149,000
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Diluted earnings per share (GAAP)	$1.59	$0.93	$4.74	$2.14
Effect on diluted earnings per share:
Restructuring expense	0.01	0.01	0.08	0.03
Business integration expense	-	0.47	-	0.75
Amortization of acquired intangible assets	0.07	0.21	0.22	0.69
Write-off of debt discount and issuance costs, litigation reserve, asset impairments, loss on assets held for sale, and debt modification costs	0.21	0.05	0.09	0.52
Strategic advisory costs	0.13	-	0.13	-
Income tax impact on non-GAAP adjustments (1)	(0.11)	(0.18)	(0.12)	(0.47)
(Income) loss from discontinued operations	(0.00)	0.02	(0.12)	(0.01)
Adjusted earnings per share (non-GAAP)	$1.92	$1.50	$5.01	$3.65
Diluted shares used in non-GAAP EPS calculation	38,233	39,636	38,583	40,874
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
			Increase/(Decrease)				Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Chamberlain:
Operating income (GAAP)	$47,516	$43,349	$4,167	9.6%	$115,716	$97,313	$18,403	18.9%
Restructuring expense	(23)	—	(23)		1,912	—	1,912
Depreciation	5,350	4,938	412		16,184	13,840	2,344
Amortization of cloud computing implementation assets	786	374	412		2,253	950	1,303
Stock-based compensation	3,178	1,795	1,383		10,290	6,791	3,499
Adjusted EBITDA (non-GAAP)	$56,807	$50,456	$6,351	12.6%	$146,355	$118,894	$27,461	23.1%
Adjusted EBITDA margin (non-GAAP)	29.5%	29.6%			27.0%	25.5%
Walden:
Operating income (GAAP)	$45,194	$23,585	$21,609	91.6%	$133,929	$47,121	$86,808	184.2%
Restructuring expense	—	—	—		—	(776)	776
Amortization of acquired intangible assets	2,805	8,286	(5,481)		8,415	28,296	(19,881)
Litigation reserve	—	—	—		(5,550)	18,500	(24,050)
Depreciation	1,951	1,835	116		5,428	5,735	(307)
Amortization of cloud computing implementation assets	763	379	384		2,242	946	1,296
Stock-based compensation	3,288	1,770	1,518		9,354	5,822	3,532
Adjusted EBITDA (non-GAAP)	$54,001	$35,855	$18,146	50.6%	$153,818	$105,644	$48,174	45.6%
Adjusted EBITDA margin (non-GAAP)	30.3%	23.8%			30.1%	24.1%
Medical and Veterinary:
Operating income (GAAP)	$17,800	$22,759	$(4,959)	(21.8)%	$53,934	$59,142	$(5,208)	(8.8)%
Restructuring expense	121	194	(73)		236	379	(143)
Depreciation	2,785	3,033	(248)		8,098	8,897	(799)
Amortization of cloud computing implementation assets	304	141	163		902	331	571
Stock-based compensation	1,848	851	997		5,613	3,687	1,926
Adjusted EBITDA (non-GAAP)	$22,858	$26,978	$(4,120)	(15.3)%	$68,783	$72,436	$(3,653)	(5.0)%
Adjusted EBITDA margin (non-GAAP)	24.0%	29.4%			24.7%	26.9%
Home Office:
Operating loss (GAAP)	$(20,001)	$(27,968)	$7,967	28.5%	$(38,962)	$(55,045)	$16,083	29.2%
Restructuring expense	412	279	133		778	1,614	(836)
Business integration expense	—	18,450	(18,450)		—	30,621	(30,621)
Asset impairments	6,442	—	6,442		6,442	—	6,442
Strategic advisory costs	5,100	—	5,100		5,100	—	5,100
Loss on assets held for sale	—	—	—		—	647	(647)
Debt modification costs	—	848	(848)		712	848	(136)
Depreciation	188	692	(504)		557	1,407	(850)
Stock-based compensation	1,949	1,484	465		5,924	3,105	2,819
Adjusted EBITDA (non-GAAP)	$(5,910)	$(6,215)	$305	4.9%	$(19,449)	$(16,803)	$(2,646)	(15.7)%
Adtalem Global Education:
Net income (GAAP)	$60,832	$36,821	$24,011	65.2%	$182,853	$87,358	$95,495	109.3%
(Income) loss from discontinued operations	(38)	620	(658)		(4,638)	(245)	(4,393)
Interest expense	13,074	16,560	(3,486)		41,465	48,910	(7,445)
Other income, net	(1,898)	(2,871)	973		(6,779)	(8,648)	1,869
Provision for income taxes	18,539	10,595	7,944		51,716	21,156	30,560
Operating income (GAAP)	90,509	61,725	28,784		264,617	148,531	116,086
Depreciation and amortization	14,932	19,678	(4,746)		44,079	60,402	(16,323)
Stock-based compensation	10,263	5,900	4,363		31,181	19,405	11,776
Restructuring expense	510	473	37		2,926	1,217	1,709
Business integration expense	—	18,450	(18,450)		—	30,621	(30,621)
Litigation reserve	—	—	—		(5,550)	18,500	(24,050)
Asset impairments	6,442	—	6,442		6,442	—	6,442
Strategic advisory costs	5,100	—	5,100		5,100	—	5,100
Loss on assets held for sale	—	—	—		—	647	(647)
Debt modification costs	—	848	(848)		712	848	(136)
Adjusted EBITDA (non-GAAP)	$127,756	$107,074	$20,682	19.3%	$349,507	$280,171	$69,336	24.7%
Adjusted EBITDA margin (non-GAAP)	27.4%	25.9%			26.3%	23.8%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Adtalem’s market risk exposure during the first nine months of fiscal year 2025 from those set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Adtalem’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Adtalem’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes during the third quarter of fiscal year 2025 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 17 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

There have been no material changes to Adtalem’s risk factors from those set forth since Item 1A. “Risk Factors” contained in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 31, 2025	29,894	$94.36	29,894	$137,313,996
February 1, 2025 - February 28, 2025	47,496	$101.95	47,496	$132,471,986
March 1, 2025 - March 31, 2025	714,030	$97.95	714,030	$62,531,497
Total	791,420	$98.06	791,420
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	652	$94.41	NA	NA
February 1, 2025 - February 28, 2025	1,514	$105.96	NA	NA
March 1, 2025 - March 31, 2025	377	$98.81	NA	NA
Total	2,543	$101.94	NA	NA
(1)

Represents shares delivered to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 under Regulation S-K of the Exchange Act).

Item 6. Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: May 8, 2025	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)