Form 10-K
period 2025-06-30
Adtalem Global Education Inc.
filed 2025-08-07
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of December 31, 2024, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $3,313,274,335, based on the closing price of the registrant’s common stock on December 31, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of July 31, 2025, there were 35,955,712 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement with respect to the 2025 annual meeting of shareholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2025.

Adtalem Global Education Inc.

Form 10-K

Cautionary Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Adtalem’s future growth. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “future,” “believe,” “project,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “potential,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. Important factors that could cause actual results to differ materially from the expectations expressed or implied by our forward-looking statements are disclosed in Item 1A. “Risk Factors,” and elsewhere in this document (including, without limitation, in conjunction with the forward-looking statements themselves and under the heading “Critical Accounting Estimates”), all of which should be read in conjunction with the forward-looking statements in this Annual Report on Form 10-K. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned to not place undue reliance on such forward-looking statements. We caution you that these factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results, performance or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. All forward-looking statements are based on information available to us as of the date any such statements are made, and Adtalem assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

PART I

Item 1. Business

Overview

In this Annual Report on Form 10-K, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references. Adtalem was incorporated under the laws of the State of Delaware in August 1987. Our executive offices are located at 233 South Wacker Drive, Chicago, Illinois, 60606, and the telephone number is (312) 651-1400.

Adtalem is the leading healthcare educator in the U.S. and a systemically important solution for preparing a diverse talent workforce that meets the needs of the healthcare industry. The purpose of Adtalem is to empower students to achieve their goals, find success, and make inspiring contributions to our global community.

Adtalem is comprised of five like-kind institutions, with programs focusing on healthcare, including nursing, social and behavioral sciences, medicine, veterinary medicine, and more. Adtalem operates Chamberlain University (“Chamberlain”), Walden University (“Walden”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”), which comprises more than 90,000 students learning at multiple campuses and online. Adtalem’s institutions have an alumni community of approximately 350,000.

Adtalem is a mission driven organization, committed to delivering highly qualified healthcare clinicians to urban and rural communities as a scaled provider of workers to the U.S. healthcare system.

Adtalem remains focused on expanding access to aspiring students through a seamless student experience, leveraging innovative learning technologies, bringing new programs to market, and utilizing our Growth with Purpose operating model to provide the infrastructure necessary to meet the needs of where, when, and how students learn best.

Adtalem aims to create value for society and its stakeholders by offering responsive educational programs that are supported by exceptional services to its students and delivered with integrity and accountability. Towards this vision, Adtalem is proud to play a vital role in expanding access to higher education.

Segments Overview

We present three reportable segments as follows:

Chamberlain – This segment includes the operations of Chamberlain, which offers degree and certificate programs in the nursing and health professions postsecondary education industry.

Walden – This segment includes the operations of Walden, which offers degree and certificate programs, including those in nursing, education, counseling, business, information technology, psychology, public health, social work and human services, public administration and public policy, and criminal justice.

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

Through its College of Health Professions, Chamberlain offers an online Master of Public Health (“MPH”) degree program, an online Master of Social Work (“MSW”) degree program, and an onsite Master of Physician Assistant Studies (“MPAS”) degree program.

Chamberlain provides an educational experience distinguished by a high level of care for students, academic excellence, and integrity delivered through its 23 campuses and online. Chamberlain is committed to graduating health professionals who are empowered to transform healthcare delivery.

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

Chamberlain also offers four direct-care nurse practitioner tracks: Family Nurse Practitioner (“FNP”), Adult-Gerontology Acute Care Nurse Practitioner (“AGACNP”), Adult-Gerontology Primary Care Nurse Practitioner (“AGPCNP”), and Psychiatric-Mental Health Nurse Practitioner (“PMHNP”). The FNP, AGACNP, AGPCNP, and PMHNP, programs are designed to be completed in two and a half years of part-time study.

The online DNP degree program is based on the eight essentials of doctoral education outlined by the American Association of Colleges of Nursing (“AACN”). The program can be completed in five to six semesters of study.

Chamberlain’s College of Health Professions MPH degree program focuses on preparing students through interdisciplinary coursework to become public health practitioners serving communities and populations to promote healthy communities and to work to address health problems and health-related issues such as disease, poverty, and violence. The MSW degree program prepares students for generalist or specialized practice and offers three tracks, including Crisis and Response Interventions, Trauma, and Medical Social Work. The program offers both a traditional and advanced standing option. The advanced standing option is for students who have completed a baccalaureate degree in social work. The MPAS degree program prepares students for the practice of general medicine as Physician Assistants in collaboration with a licensed physician and healthcare team and is designed to be completed in two years.

Student Admissions and Admissions Standards

Pre-Licensure BSN Program

The Chamberlain undergraduate pre-licensure admission process comprises two phases: Academic Eligibility and Clinical Clearance. Applicants must complete both to be eligible for admission. Determining Academic Eligibility is the role of the Chamberlain BSN Unified Admission Committee. The committee reviews applicants using a weighted evaluation system that considers several factors which may include previous coursework, grade point average, ACT/SAT scores and Health Education Systems, Inc. (“HESI”) Admission Assessment (A2) scores. All applicants deemed academically eligible by the committee must then initiate the Clinical Clearance phase which includes drug, background, and fingerprint screenings, and clear all screenings within 120 days of the session start date. Applicants who enroll in the original session applied for may be granted full acceptance by signing a self-attestation and disclosure indicating their ability to clear all screenings within 120 days of the session start date. Chamberlain enrolls students in its pre-licensure program at least three times per year, during the January, May, and September sessions and select campuses may offer additional opportunities to start.

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

Walden

For more than 50 years, Walden has provided an engaging learning experience for working professionals. Walden seeks to empower students to use their new knowledge to think creatively about problem-solving to improve society.

Founded in 1970 and first accredited by the Higher Learning Commission (“HLC”) in 1990, Walden has a strong legacy of providing innovative and alternative degree programs for adult students. Walden has grown to support more than 100 degree and certificate programs—including programs at the bachelor’s, master’s, and doctoral levels—with over 350 specializations and concentrations.

In addition, Walden has rich experience in delivering innovative accelerated programs through distance delivery. Walden also has experience in delivering accelerated course-based programs where students can customize modalities to speed their time to completion and degree completion programs (for example, the RN-BSN). Walden currently offers more than 25 programs/specializations and one certificate in a direct assessment competency-based education format through its Tempo Learning® modality. Through a culture of assessment and continuous improvement, Walden has developed the organization and resources required to deliver a quality academic learning experience to working adults via distance delivery. All Walden academic programs are delivered in an online format.

Walden’s colleges and programs are structured within two main divisions – the Division of Health Care Access and Quality and the Division of Social Support for Healthy Communities.

Walden believes this organizational structure supports its mission via a focused effort promoting healthy communities and healthy people, as identified through the U.S. Department of Health and Human Services’ Office of Disease Prevention and Health Promotion’s national effort in this area known as Healthy People 2030.

Student Admissions and Admissions Standards

Walden has a long-standing commitment to providing educational opportunities to learners across all degree levels. Walden’s programs are enriched by the cultural, economic, and educational backgrounds of its students and instructors. In the admissions process, Walden selects individuals who can benefit from a distributed educational or online learning approach and who will use their Walden education to contribute to their academic or professional communities.

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

Medical and Veterinary

AUC and RUSM

AUC, founded in 1978 and acquired by Adtalem in 2011, provides medical education and confers the Doctor of Medicine degree. AUC is located in St. Maarten and has graduated over 7,500 physicians since inception. The mission of AUC is to train tomorrow’s physicians, whose service to their communities and their patients is enhanced by international learning experiences and an emphasis on social accountability and engagement.

RUSM, founded in 1978 and acquired by Adtalem in 2003, provides medical education and confers the Doctor of Medicine degree. RUSM is located in Barbados and has graduated over 15,000 physicians since inception. The mission of RUSM is to deliver an innovative and experiential medical education program in an inclusive environment of scholars that fosters professional growth and leadership and trains students to become ethical, compassionate, and patient-centric physicians who advance healthcare in local and global communities.

AUC’s and RUSM’s programs consist of three academic semesters per year, which begin in January, May, and September, allowing students to begin their basic science instruction at the most convenient time for them.

Initially, AUC and RUSM students complete a program of concentrated study of medical sciences after which eligible students sit for U.S. Medical Licensing Examination (“USMLE”), Step 1, which assesses whether students understand and can apply scientific concepts that are basic to the practice of medicine. Under AUC and RUSM direction, students then complete the remainder of their program by participating in clinical rotations conducted at over 40 affiliated teaching hospitals or medical centers connected with accredited graduate medical education programs in the U.S., Canada, and the U.K. Towards the end of the clinical training and prior to graduation, AUC and RUSM students take USMLE, Step 2 CK (Clinical Knowledge), which assesses ability to apply medical knowledge, skills, and understanding of clinical science essential for the provision of patient care under supervision and includes emphasis on health promotion and disease prevention. AUC and RUSM students use the Educational Commission for Foreign Medical Graduates (“ECFMG”) pathways to enter the U.S. residency match.

Upon successful completion of their medical degree requirements, students apply for a residency position in their area of specialty through the National Residency Matching Program (“NRMP”). This process is also known as “The Match”® and utilizes an algorithm to “match” applicants to programs using the certified rank order lists of the applicants and program directors.

Of first-time eligible AUC graduates, 98% and 95% attained residency positions in 2024 and 2025, respectively.

Of first-time eligible RUSM graduates, 98% and 96% attained residency positions in 2024 and 2025, respectively.

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

Medical Education Readiness Program (“MERP”) is a 15-week medical school preparatory program focused on enhancing the academic foundation of prospective AUC and RUSM students and providing them with the skills they need to be successful in medical school and to achieve their goals of becoming physicians. Upon successful completion of the MERP program, students are guaranteed admission to AUC or RUSM.

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

RUSVM offers a one-semester Vet Prep Program designed to enhance the pre-clinical science knowledge and study skills that are critical to success in veterinary school.

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

In the pre-licensure nursing market, capacity limitations and restricted new student enrollment are common among traditional four-year educational institutions and community colleges. Chamberlain has 23 campuses located in 15 states and an online BSN program offered in 36 states. In Fall 2024, according to data obtained from the American Association of Colleges of Nursing (“AACN”), Chamberlain had the largest pre-licensure program in the U.S. based on total enrollments.

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

In Fall 2024, according to AACN data, Chamberlain had the largest BSN, MSN, FNP, and DNP programs in the U.S based on total enrollments.

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

Walden has degree programs in nursing, education, counseling, business, information technology, psychology, public health, social work and human services, public administration and public policy, and criminal justice. Walden competes both with other comprehensive universities and also more narrowly focused schools, which may only offer a few degree programs. Given the growing and ever-changing market, Walden competes with a wide variety of higher education institutions as well as other education providers.

Walden competes with traditional public and private non-profit institutions and for-profit schools. As more campus-based institutions offer online programs, the competition for online higher education has been growing. Typically, public universities charge lower tuition compared with Walden due to state subsidies, government grants, and access to other financial resources. On the other hand, tuition at private non-profit institutions is higher than the average tuition rates at Walden. Walden competes with other educational institutions principally based on price, quality of education, reputation, learning modality, educational programs, and student services.

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

Chamberlain

Chamberlain is institutionally accredited by the HLC, an institutional accreditation agency recognized by ED. In addition to institutional accreditation, Chamberlain has also obtained programmatic accreditation for specific programs. BSN, MSN, DNP, and post-graduate Advanced Practice Registered Nurses (“APRN”) certificate programs are accredited by the Commission on Collegiate Nursing Education (“CCNE”). Chamberlain’s MPH program is accredited by the Council on Education for Public Health (“CEPH”). Chamberlain’s MSW program is accredited by the Council on Social Work Education (“CSWE”)’s Commission on Accreditation. The Accreditation Review Commission on Education for the Physician Assistant (“ARC-PA”) has granted Accreditation-Provisional status to the MPAS program. Accreditation-Provisional is an accreditation status granted when the plans and resource allocation, if fully implemented as planned, of a proposed program that has not yet enrolled students appear to demonstrate the program’s ability to meet the ARC-PA Standards or when a program holding Accreditation-Provisional status appears to demonstrate continued progress in complying with the Standards as it prepares for the graduation of the first class (cohort) of students. Accreditation-Provisional does not ensure any subsequent accreditation status. It is limited to no more than five years from matriculation of the first class. Additionally, Chamberlain is an accredited provider of nursing continuing professional development credits by the American Nurses Credentialing Center.

Walden

Walden is also institutionally accredited by the HLC. In addition to its institutional accreditation, a number of Walden’s programs have obtained programmatic accreditation. The BS in Information Technology program is accredited by the Accreditation Board for Engineering and Technology. A number of business programs (BS in Business Administration, Master of Business Administration, MS in Finance, Doctor of Business Administration, and Ph.D. in Management) are accredited by the Accreditation Council for Business Schools and Programs (“ACBSP”). The BS and MS in Accounting programs are accredited by ACBSP’s Separate Accounting Accreditation. The BSN, MSN, Post-Master’s APRN certificates, and DNP programs are accredited by CCNE. The MS in Addiction Counseling, MS in School Counseling, MS in Clinical Mental Health Counseling, MS in Marriage, Couple, and Family Counseling, and Ph.D. in Counselor Education and Supervision programs are accredited by the Council for Accreditation of Counseling and Related Education Programs. Walden’s initial teacher preparation programs, BS in Elementary Education and Master of Arts in Teaching with a specialization in Special Education, and advanced educator preparation programs, education specialist in Educational Leadership and Administration and MS in Education with a specialization in Educational Leadership and Administration, in the Richard W. Riley College of Education and Human Sciences are accredited by the Council for the Accreditation of Educator Preparation. The MPH and Doctor of Public Health programs are accredited by the CEPH. The Bachelor of Social Work and MSW programs are accredited by the CSWE. Additionally, Walden is an accredited provider of continuing education credits by the American Nurses Credentialing Center.

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

The Government of Barbados authorizes RUSM to confer the Doctor of Medicine degree through a registration process with the Barbados Accreditation Council. RUSM’s primary accreditor is Caribbean Accreditation Authority for Education in Medicine and other Health Professions (“CAAM-HP”). CAAM-HP is authorized to accredit medical programs by the government of Barbados. On July 26, 2018, Barbados authorized RUSM to confer the Doctor of Medicine degree. The NCFMEA has affirmed that CAAM-HP has established and enforces standards of educational accreditation that are comparable to those promulgated by the LCME. In addition, RUSM is authorized to place students in clinical rotations in the majority of U.S. states, including California, Florida, New Jersey, and New York, where robust processes are in place to evaluate and accredit an international medical school’s programs. RUSM students can join residency training programs in all 50 states.

RUSVM has been recognized by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. The Doctor of Veterinary Medicine degree is accredited by the American Veterinary Medical Association Council on Education (“AVMA COE”). RUSVM has affiliations with many AVMA-accredited U.S. and international colleges of veterinary medicine so that RUSVM students can complete their final three clinical semesters of study in the U.S. or abroad. RUSVM has received accreditation for its Postgraduate Studies program from the St. Christopher & Nevis Accreditation Board. The Postgraduate Studies program offers MS and Ph.D. degrees in all research areas supported by RUSVM. Areas of emphasis are guided by RUSVM's themed research centers.

Financial Aid

Like other higher education institutions, Adtalem’s institutions are dependent upon the timely receipt of federal financial aid funds. All public financial aid programs are subject to political and governmental budgetary considerations. Adtalem’s institutions and their students participate in a wide range of financial aid programs, including U.S. federal financial aid, state financial aid, Canadian financial aid, private loan programs, tax-favored programs, Adtalem-provided financial assistance, and employer-provided financial assistance. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. Changes to financial aid programs that restrict student eligibility or reduce funding levels could have a material adverse effect on Adtalem’s business, financial condition, results of operations, and cash flows. See Item 1A. “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of student financial aid related risks.

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

In addition to governance by the regulatory triad, members of the U.S. Congress and federal agencies, including ED, the Consumer Financial Protection Bureau (“CFPB”), and the Federal Trade Commission (“FTC”), review the role that proprietary educational institutions play in higher education. We expect that this regulatory environment will continue for the foreseeable future.

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

Financial Responsibility

Institutions must pass an ED financial responsibility test, also known as a “composite score,” to maintain eligibility to participate in Title IV aid programs. For Adtalem’s institutions, this test is calculated at the consolidated Adtalem level. Applying various financial elements from annual audited financial statements, the score is a composite of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A score greater than or equal to 1.5 indicates the institution is considered financially responsible. A score less than 1.5 but greater than or equal to 1.0 is considered financially responsible but requires additional oversight. For example, an institution with a score in this range is subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is not considered financially responsible but may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

Prior to fiscal year 2022, Adtalem’s composite score was greater than 1.5. However, on September 25, 2023, ED notified Adtalem that its fiscal year 2022 composite score had declined to 0.2. As previously disclosed, this was expected due to the acquisition of Walden and other transactions. ED advised that Adtalem’s five institutions will be permitted to continue to participate in Title IV under provisional certifications with heightened cash monitoring and continued reporting. Management does not believe these conditions will have a material adverse effect on Adtalem’s operations. At ED’s request, Adtalem maintains two surety-backed letters of credit totaling $179.0 million representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2024.

The financial responsibility rules include other mandatory or discretionary triggers that could require an institution to post a letter of credit. ED recently amended the financial responsibility regulation and the changes took effect July 1, 2024. The changes include additional triggers which could require additional letters of credit.

Program Participation Agreement

The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution participating in Title IV programs must be certified to participate through a

PPA and certification must be periodically renewed. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. Institutions that violate certain ED Title IV regulations may lose eligibility to participate in Title IV programs or may only continue participation under provisional certification. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s PPA. In addition, ED may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution, or make any other significant change. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. Provisional certification status also carries fewer due process protections than full certification. If ED determines that a provisionally certified institution is unable to meet its responsibilities under its PPA, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action.

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

As of June 30, 2025, Adtalem had $179.0 million of letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

Gainful Employment

The HEA requires certificate programs at all Title IV institutions and degree programs at proprietary Title IV institutions to prepare students for gainful employment in a recognized occupation. In October 2023, ED released new Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) rules effective July 1, 2024. GE programs must meet a debt-to-earnings test in which graduates’ annual debt payments must not exceed 8% of their annual earnings or 20% of their discretionary earnings. GE programs must also meet an earnings premium test in which graduates’ earnings must exceed those of a typical high school graduate. Under the regulation, programs that fail either metric must provide warnings to students and prospective students that the program is at risk of losing Title IV eligibility and programs that fail the same measure in two out of three consecutive years lose Title IV eligibility. The GE regulation also includes a transparency framework in which debt-to-earnings, earnings premium, and a wide range of other program outcomes for all Title IV programs are disclosed on a website hosted by ED. Because there are many factors and unknowns, including the earnings of program graduates, Adtalem is reviewing the regulation to determine what impact, if any, the regulation will have on its programs. In addition, multiple parties are seeking to block enforcement of the FVT/GE rule under the Administrative Procedure Act and other legal theories. On February 14, 2025, ED extended the institutional reporting deadline until

September 30, 2025. On July 25, 2025, ED announced its intent to establish negotiated rulemaking committees in advance of issuing draft regulations on various topics, including Financial Value Transparency and Gainful Employment.

Do No Harm

The recently enacted Do No Harm provisions of the One Big Beautiful Bill Act (“OBBBA”) provide that an undergraduate program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA are no greater than earnings of a population with a high school diploma, and a graduate program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA are no greater than the earnings of a population with a bachelor’s degree, in each case for two years in a three-year period. These provisions are applicable to all Title IV participating institutions. Regulations to define how Do No Harm will be implemented, including the definition of completer, the populations to be used to measure the difference between earnings of completers and earnings of others, have yet to be promulgated. See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of Do No Harm related risks.

The 90/10 Rule

An ED regulation known as the 90/10 Rule affects only proprietary institutions participating in Title IV programs, including each of Adtalem’s institutions. An institution that does not meet the 90% threshold for two consecutive fiscal years loses its eligibility to participate in Title IV programs. Previously, an institution could not derive more than 90% of its revenue on a cash basis from Title IV financial aid funds. In March 2021, the American Rescue Plan Act amended the 90/10 calculation to require no more than 90% of revenue at proprietary institutions be derived from any federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs benefits and Department of Defense tuition assistance funds. This change was subject to negotiated rulemaking with the final rule published by ED in October 2022. The amended rule applies to an institution’s fiscal years beginning on or after January 1, 2023. For Adtalem’s institutions, the updated 90/10 rule is therefore effective with the calculation for fiscal year 2024. The following table shows the 90/10 rates for each Adtalem institution for fiscal year 2024 based on the new 90/10 rules and fiscal year 2023 based on the old 90/10 rules that were still in effect for that period. We are also providing a consolidated rate for Adtalem even though it is not subject to 90/10 requirements.

	Fiscal Year
	2024	2023
Chamberlain University	68%	65%
Walden University	82%	78%
American University of the Caribbean School of Medicine	87%	81%
Ross University School of Medicine	87%	87%
Ross University School of Veterinary Medicine	78%	79%
Consolidated	77%	75%

Borrower Defense to Repayment

Under the HEA, ED is authorized to specify acts or omissions of an institution that a borrower may assert as a Defense to Repayment of their Title IV loans made under the Federal Direct Loan Program. New Borrower Defense to Repayment regulations were scheduled to go into effect on July 1, 2023 that include a lower threshold for establishing misrepresentation, no statute of limitation for claims submission, expanded reasons to file a claim including aggressive or deceptive recruitment tactics and omission of fact, weakened due processes afforded to institutions, and reinstated provisions for group discharges. ED also included a six-year statute of limitations for recovery of funds from institutions. These changes would increase financial liability risk and reputational risk for Adtalem. However, the updated rules have not yet been implemented due to pending litigation from another party based on the Administrative Procedure Act and other legal theories.

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

In the U.S., each Chamberlain location is approved to grant degrees by the respective state in which it is located. Chamberlain has obtained licensure in each state which requires such licensure and where students are enrolled. Walden is registered in its home state of Minnesota with the Minnesota Office of Higher Education. Walden maintains licenses or exemptions in each state which requires such licensure and where students are enrolled. AUC, RUSM, and RUSVM clinical programs are accredited as part of their programs of education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are reported to ED as required.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $67.3 million of surety bonds as of June 30, 2025 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Certain states have standards of financial responsibility that differ from those prescribed by federal regulation. When an Adtalem institution is unable to meet those state’s requirements, it may be required to cease operations in that state.

Cohort Default Rate (“CDR”)

All institutions that participate in Title IV programs must meet a CDR test for former students who entered repayment on Title IV loans received while enrolled at the institution. The rate represents the percentage of students defaulting on one or more Title IV loans within three years of entering repayment during a federal fiscal year. Institutions may lose Title IV eligibility if the most recent CDR exceeds 40% or if each of the three most recent CDRs exceed 30%.

The three-year CDRs for Adtalem’s institutions are shown below for the three most recent cohort years. According to ED, the default rate for all Title IV institutions nationally was 0.0% for the fiscal year 2021 cohort, 0.0% for the fiscal year 2020 cohort, and 2.3% for the fiscal year 2019 cohort. The default rate has been declining over the past few years due to COVID-19 relief measures which included a freeze on loan payments and suspension of default statuses.

	Cohort Default Rate
	2021	2020	2019
Chamberlain University	0.0%	0.0%	0.5%
Walden University	0.0%	0.0%	1.1%
American University of the Caribbean School of Medicine	0.0%	0.0%	0.2%
Ross University School of Medicine	0.0%	0.0%	0.2%
Ross University School of Veterinary Medicine	0.0%	0.0%	0.2%

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

Human Capital

At Adtalem, our people are the engine behind our mission: expanding access to healthcare education and career opportunity. Our strategy relies on a high-performing, purpose-driven workforce equipped to meet the evolving needs of our students, partners, and society.

As of June 30, 2025, Adtalem had the following number of employees:

	Full-Time	Part-Time	Temporary	Visiting
	Staff	Staff	Staff	Professors	Total
Chamberlain	1,393	16	182	2,861	4,452
Walden	1,298	12	2	2,412	3,724
Medical and Veterinary	765	14	51	102	932
Home Office	1,247	5	11	—	1,263
Total	4,703	47	246	5,375	10,371

Adtalem maintains positive employee relations and is not subject to any collective bargaining agreements.

Talent Strategy: Enabling Growth Through People

In fiscal year 2025, Adtalem implemented a refreshed talent agenda aligned to being the leading healthcare educator in the U.S. and a systemically important solution to the healthcare industry–educating and supplying critical talent.

Our talent strategy prioritizes building a resilient leadership pipeline, expanding capabilities and upskilling, and embedding a culture that connects individual performance to enterprise-wide goals and financial rewards. Our strategic focus is rooted in four pillars:

●	Hire better: Expand candidate pipelines and diversify recruitment strategies
●	Grow faster: Scale development, mentoring, and mobility pathways
●	Inspire deeply: Foster purpose, trust, and inclusion to build a culture colleagues want to belong to–anchored in clear expectations and shared accountability
●	Demand more: Cultivate new capabilities and embed continuous learning

These efforts are underpinned by our Culture Expectations–a shared framework focused on prioritizing student outcomes, connecting daily work to strategy, continuously improving performance, and owning outcomes.

Organizational Health and Performance Enablement

Adtalem views organizational health as a leading indicator of long-term performance. In January 2024, we conducted an enterprise-wide Organizational Health Index (“OHI”) pulse survey, which assessed progress across nine outcome areas and ten management practices. 65% of regular colleagues participated, a 6% increase over the prior year. Key highlights included:

●	4-point increase in overall OHI score, which increased Adtalem’s standing relative to the global OHI benchmark by a full quartile (1)
●	From the 10 priority management practices for Adtalem, we saw:
o	8-point increase in “customer focus,” moving to 2nd quartile against the global benchmark, reflecting our continued push for focus on student outcomes in our day-to-day work
o	6-point increase in shared vision, moving to 2nd quartile against the global benchmark, reflecting our progress in cascading our enterprise strategy across all segments and functions
o	5-point increase in operational management, moving to 2nd quartile against the global benchmark, reflecting our continued progress in driving operational rigor that supports growth and the scale of our portfolio

The next OHI pulse is planned for Fall 2025 and will inform continued enterprise and segment level action plans to engage and retain our talent.

(1) The Organizational Health Index global benchmark is comprised of 2,600 companies across 100 countries with 8 million respondents.

Compensation, Benefits, and Well-being

Adtalem offers a comprehensive and competitive total rewards package designed to attract, retain, and support top talent. Highlights include:

●	Generous paid time off, retirement savings plans with 401(k) match, and domestic partner benefits
●	Paid parental leave for all parents and adoption assistance
●	Enhanced mental health resources, including Headspace Care and an expanded Employee Assistance Program
●	Holistic well-being programs under our Live Well strategy–supporting physical, emotional, financial, and social health

We also invest in our employees’ educational aspirations through tuition assistance and reimbursement across accredited institutions. These benefits reflect our commitment to cultivating an engaged, high-performing workforce aligned to business outcomes.

Intellectual Property

Adtalem owns and uses numerous trademarks and service marks, such as “Adtalem,” “American University of the Caribbean,” “Chamberlain College of Nursing,” “Ross University,” “Walden University,” and others. All trademarks, service marks, certification marks, patents, and copyrights associated with its businesses are owned in the name of Adtalem Global Education Inc. or a subsidiary of Adtalem Global Education Inc. Adtalem vigorously defends against infringements of its trademarks, service marks, certification marks, patents, and copyrights.

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

The ongoing regulatory effort aimed at all Title IV participating institutions could be a catalyst for additional legislative or regulatory restrictions, investigations, enforcement actions, and claims.

At times, Title IV participating institutions, from all sectors, have experienced scrutiny from federal and state legislators, agencies, attorneys general, and other government officials. An adverse disposition of these existing inquiries, administrative actions, or claims, or the initiation of other inquiries, administrative actions, or claims, could, directly or indirectly, have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in significant restrictions on us and our ability to operate.

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

Due to the regulatory and enforcement efforts at times directed at all Title IV participating institutions and adverse publicity arising from such efforts, we may face additional government and regulatory investigations and actions, lawsuits from private plaintiffs, and shareholder class actions and derivative claims. We may incur significant costs and other expenses in connection with our response to, and defense, resolution, or settlement of, investigations, claims, or actions, or group of related investigations, claims, or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations, and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain forms of injunctive relief, including altering certain business practices, or pay substantial damages, settlement costs, fines, and/or penalties. In addition, findings or claims or settlements thereof could serve as a basis for additional lawsuits or governmental inquiries or enforcement actions, including actions under ED’s Borrower Defense to Repayment regulations. Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain, or renew licenses, approvals, or accreditation, and maintain eligibility to participate in Title IV, Department of Defense and Veterans Affairs programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us under Borrower Defense to Repayment regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

ED has issued regulations setting forth new standards and procedures related to Borrower Defense to Repayment of Title IV loan obligations, and ED’s right of recoveries against institutions following a successful borrower defense and institutional financial responsibility. It is possible that a finding or allegation arising from current or future legal proceedings or governmental administrative actions may create significant liability under the proposed regulations.

Under the Higher Education Act (“HEA”), the U.S. Department of Education (“ED”) is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a Borrower Defense to Repayment of a Direct Loan made under the Federal Direct Loan Program. See “Borrower Defense to Repayment” in Item 1. “Business” for additional information.

Although OBBBA blocked implementation of the 2023 Borrower Defense to Repayment regulations until 2035, the 2020 regulations have been restored and the outcome of any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits, and/or the outcome of any future governmental inquiry, lawsuit, or enforcement action (including matters described in Note 18 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) could serve as the basis for claims by students or ED under the Borrower Defense to Repayment regulations, the posting of substantial letters of credit, or the termination of eligibility of our institutions to participate in the Title IV program based on ED’s institutional capability assessment, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

While we intend to defend ourselves vigorously in all pending and future legal proceedings, we may settle certain matters. Moreover, regardless of the merits of our actions and defenses, if we are unable to resolve certain legal proceedings or regulatory actions, indirect consequences arising from unproven allegations or appealable regulatory findings may have adverse consequences to us.

We may settle certain matters due to uncertainty in potential outcome, for strategic reasons, as a part of a resolution of other matters, or in order to avoid potentially worse consequences in inherently uncertain judicial or administrative processes. The terms of any such settlement could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, although inconsistent with its usual practices, ED and other regulatory and accrediting bodies have broad discretion to impose significant limitations on us and our business operations arising from acts it determines are in violation of their regulations or standards. As a result, foreseeable and unforeseeable consequences of prior and prospective adjudicated or settled legal proceedings and regulatory matters could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Within Title IV regulations, pending or future lawsuits, investigations, program reviews, and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other securities.

ED regulations could require Adtalem to post multiple and substantial letters of credit or other securities in connection with, among other things, certain pending and future claims, investigations, and program reviews, regardless of the merits of our actions or available defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures and other investments aimed at growing and diversifying our operations, sustain and fund our operations, and make dividend payments to shareholders. Adtalem’s credit agreement allows Adtalem to post up to $500.0 million in letters of credit. In the event Adtalem is required to post letters of credit in excess of the $500.0 million limit, Adtalem would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required by ED. Adtalem may not be able to obtain the excess letters of credit or security or may only be able to obtain such excess letters of credit or security at significant cost.

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

In particular, the HEA subjects schools that participate in the various federal student financial aid programs under Title IV, which includes all Adtalem Title IV institutions, to significant regulatory scrutiny. Adtalem’s Title IV institutions collectively receive 77% of their revenue from Title IV programs. As a result, the suspension, limitation, or termination of the eligibility of any of our institutions to participate in Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Our Title IV institutions collectively receive 77% of their revenue from Title IV programs. As a result, any reductions in funds available to our students or any delays in payments to us under Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

The U.S. Congress can change the laws affecting Title IV programs in annual federal appropriations bills and other laws it enacts between the HEA reauthorizations, as it did in the recent OBBBA, as discussed in detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are currently analyzing the changes made by OBBBA and what effect they may have on Adtalem.

At this time, Adtalem cannot predict what additional changes the U.S. Congress may ultimately make. Since a significant percentage of Adtalem’s revenue is tied to Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of Adtalem’s degree-granting institutions or students to participate in Title IV programs could have a material adverse effect on Adtalem’s business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Certain legislation, provisions in proposed legislation if enacted, or implementation of existing or future law by a current or future administration, could have a material adverse effect on our business, including but not limited to legislation that limits the enrollment of U.S. citizens in foreign medical schools, legislation that could require institutions to share in the risk of defaulted federal student loans, and legislation that ties institutions’ eligibility for Title IV funds to the earnings of its graduates.

Additionally, a shutdown or significant staff reduction of government agencies, such as ED, responsible for administering student financial aid programs under Title IV could lead to delays in student eligibility determinations, delays in origination and disbursement of government-funded student loans to our students, and delays in issuing regulations and guidance related to legislation governing federal financial aid.

Our ability to comply with some ED regulations is affected by economic forces affecting our students and graduates that are not entirely within our control.

Our ability to comply with several ED regulations is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain sufficiently remunerative employment, and of our future students to pay for a portion of their education with private funds. These factors are influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study, and the availability of private financing sources. An economic downturn could impact these factors, which could have a material adverse effect on our business, financial condition, results of operation, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, institutions may lose Title IV eligibility if the most recent cohort default rate on student loans exceeds 40% or if each of the three most recent cohort default rates exceed 30%. According to ED, the default rate for all Title IV institutions nationally was 0.0% for the fiscal year 2021 cohort, 0.0% for the fiscal year 2020 cohort, and 2.3% for the fiscal year 2019 cohort. The recently enacted Do No Harm provisions of OBBBA are discussed in detail in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We are currently evaluating whether Do No Harm will impact any Adtalem programs.

ED rules prohibiting “substantial misrepresentation” create exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.

ED regulations in effect for federal Stafford loans prohibit any “substantial misrepresentation” by our Title IV institutions, employees, and agents regarding the nature of the institution’s educational programs, its financial charges, or the employability of its graduates. These regulations may, among other things, subject us to claims of sanctions for statements containing errors made to non-students, including any member of the public, impose liability on us for the conduct of others and expose us to liability even when no actual harm occurs. A “substantial misrepresentation” is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. It is possible that despite our efforts to prevent misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents in advertising and marketing, during the enrollment, admissions and financial aid process, and throughout attendance at any of our Title IV institutions, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties, including potential Borrower Defense to Repayment liabilities, and increased risk of private qui tam actions under the Federal False Claims Act. If ED determines that an institution has engaged in substantial misrepresentation, ED may (1) fine the institution; (2) discharge students’ debt and hold the institution liable for the discharged debt under the HEA and the Borrower Defense to Repayment regulations; and/or (3) suspend or terminate an institution’s participation in Title IV programs. Alternatively, ED may impose certain other limitations on the institution’s participation in Title IV programs, which could include the denial of applications for approval of new programs or locations, a requirement to post a substantial letter of credit, or the imposition of one of ED’s heightened cash monitoring processes. Any of the foregoing actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

The loss of institutional accreditation by any of our Title IV institutions would leave the affected institution ineligible to participate in Title IV programs and would have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. In addition, an adverse action by any of our institutional accreditors other than loss of accreditation, such as issuance of a warning or probation, could have a material adverse effect on our business. Increased scrutiny of accreditors by ED in connection with ED’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

If regulators do not approve, or delay their approval, of transactions involving a material change of ownership or change of control of Adtalem, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditations and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business.

Any material change of ownership or change of control of Adtalem, depending on the type of change, may have significant regulatory consequences for each of our Title IV institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors, reauthorization by each institution’s state licensing agencies, and/or providing financial protections. If Adtalem experiences a material change of ownership or change of control, then our Title IV institutions may cease to be eligible to participate in Title IV programs until recertified by ED. The continuing participation of each of our Title IV institutions in Title IV programs is critical to our business. Any disruption in an institution’s eligibility to participate in Title IV programs would materially and adversely impact our business, financial condition, results of operations, and cash flows.

In addition, each Title IV institution is required to report any material change in stock ownership to its principal institutional accrediting body and would generally be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of any such change, each of our institution’s accreditors may undertake an evaluation of the effect of the change on the continuing operations of our institution for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. If our accreditors determine that the change is such that prior approval was required, but was not obtained, many of our accreditors’ policies require the accreditor to consider withdrawal of accreditation. If certain accreditation is suspended or withdrawn with respect to any of our Title IV institutions, they would not be eligible to participate in Title IV programs until the accreditation is reinstated or is obtained from another appropriate accrediting body. There is no assurance that reinstatement of accreditation could be obtained on a timely basis, if at all, and accreditation from a different qualified accrediting authority, if available, would require a significant amount of time. Any material disruption in accreditation would materially and adversely impact our business, financial condition, results of operations, and cash flows.

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

We contract with unaffiliated entities for student software systems and services related to the administration of portions of our Title IV and financing programs. Because each of our institutions may be jointly and severally liable for the actions of third-party servicers and vendors, failure of such servicers to comply with applicable regulations could have a material adverse effect on our institutions, including fines and the loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenue, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. If any of our third-party servicers discontinues providing such services to us, we may not be able to replace such third-party servicer in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with collection, lending, and Title IV requirements, which could have a material adverse effect on our enrollment, revenue, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

We provide financing programs to assist some of our students in affording our educational offerings. These programs are subject to various federal and state rules and regulations. Failure to comply with these regulations could subject us to fines, penalties, obligations to discharge loans, and other injunctive requirements.

If we, or one of the companies that service our credit programs, do not comply with laws applicable to the financing programs that assist our students in affording our educational offerings, including Truth in Lending and Fair Debt Collections Practices laws and the Unfair, Deceptive or Abusive Acts or Practices provisions of Title X of the Dodd-Frank Act, we could be subject to fines, penalties, obligations to discharge the debts, and other injunctive requirements, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, an adverse allegation, finding or outcome in any of these matters could also materially and adversely affect our ability to maintain, obtain or renew licenses, approvals or accreditation, and maintain eligibility to participate in Title IV programs or serve as a basis for ED to discharge certain Title IV student loans and seek recovery for some or all of its resulting losses from us, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

Our future revenue and growth depend on a number of factors, including many of the regulatory risks discussed above and business risks discussed below. Despite ongoing efforts to provide more scholarships and other financing sources to prospective students, and to increase quality and build our reputation, negative perceptions of the value of a college degree, increased reluctance to take on debt, and the resulting lower student consumer confidence may continue to impact enrollment in the future. In addition, technological innovations in the delivery of low-cost education alternatives and increased competition could negatively affect enrollment.

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

Disease outbreaks and other public health conditions in the locations in which we, our students, faculty, and employees live, work, and attend classes could have a significant negative impact on our revenue, profitability, and business. We continue to evaluate, and if appropriate, adopt other measures in the future required for the ongoing safety of our students and employees. If our business experiences prolonged occurrences of adverse public health conditions, we believe it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use, and retain large amounts of personal information regarding our students and their families. We also collect and maintain personal information of our employees and contractors in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition or in connection with system upgrades from time to time.

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

A breach of our information technology systems could subject us to liability, reputational damage, or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure to operate our business. We could experience theft of sensitive data or confidential information or reputational damage from malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets, or personal information belonging to us, our employees, students, or business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect and respond to. There can be no assurance that our mitigation efforts to protect our data and information technology systems will prevent breaches in our systems (or that of our third-party providers) that could adversely affect our operations and business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties. Although we maintain a cybersecurity insurance policy covering costs that we may incur in connection with incidents, we nevertheless may incur expenses and losses related to a cyber incident that are not covered by insurance or are in excess of our insurance coverage.

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

As part of our strategy, we intend to open new campuses, offer new educational programs, and add capacity to certain existing locations. Such actions require us to obtain appropriate federal, state, and accrediting agency approvals. In addition, adding new locations, programs, and capacity may require significant financial investments and human resource capabilities. The failure to obtain appropriate approvals or to properly allocate financial and human resources could adversely impact our future growth. The impacts of potential tariffs on supply chains and construction materials may increase the costs of building new campuses.

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

Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our financial results.

Our effective tax rate could be subject to volatility or be adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. For example, recent changes to U.S. tax laws significantly impacted how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws, due in part to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. This project includes a two-pillar approach to global taxation focusing on global project allocation (Pillar One) and a global minimum tax rate of 15% (Pillar Two). Certain jurisdictions in which we operate enacted legislation consistent with one or more of the OECD Pillar Two model rules, which, in general, are applicable for our fiscal year 2025. We are continuing to evaluate emerging developments related to the Pillar Two model rules and related legislation in jurisdictions in which we operate. These changes increase tax uncertainty and may adversely impact our effective tax rate in future years.

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

Adtalem’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations, and changes in forecasts or market expectations related to future results. If our market capitalization were to remain below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of our reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. As of June 30, 2025, intangible assets from business combinations totaled $765.5 million and goodwill totaled $961.3 million. Together, these assets equaled 63% of total assets as of such date. If our business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring a possible write-off of up to $765.5 million of intangible assets and up to $961.3 million of goodwill.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.

Our Board authorized a share repurchase program pursuant to which we may repurchase up to $150.0 million of our common stock through May 6, 2028. As of June 30, 2025, $150.0 million of authorized share repurchases were remaining under this share repurchase program. The manner, timing, and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance. Our share repurchase program may be modified, suspended, or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.

We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our debt obligations.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory, and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. In addition, because we conduct a significant portion of our operations through our subsidiaries, repayment of our indebtedness is also dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment, or otherwise. Our subsidiaries are distinct legal entities and other than the guarantors on our indebtedness, they do not have any obligation to pay amounts due on the Notes or to make funds available for that purpose or for other obligations. Pursuant to applicable state limited liability company laws and other laws and regulations, our non-guarantor subsidiaries may not be able to, or may not be permitted to, make distributions to us in order to enable us to make payments in respect of the Notes (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) and our Term Loan B (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”). In the event that we do not receive distributions from our non-guarantor subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

In addition, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Revolver (as defined in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management Strategy

Adtalem recognizes the importance of safeguarding sensitive information pertaining to our students, employees, institutions, and operations. Our Cyber Risk Management Framework (“CRMF”) is designed to fortify our defenses against potential cyber threats and to protect the integrity, confidentiality, and availability of critical data. Our CRMF includes continuous risk assessments, threat modeling, vulnerability scans, and monitoring for indicators of compromise. These assessments inform control implementations based on likelihood and impact to operational, financial, and reputational harm.

Program Highlights

The CMRF is anchored by our Enterprise Information Security Framework (“EISF”), which adheres to the guidelines set forth by the National Institute of Standards and Technology (“NIST”) 800-53 Framework. To enhance comprehensiveness, our policies also harmonize with other leading frameworks such as the ISO 27001 Standard, Family Educational Rights and Privacy Act of 1974 (“FERPA”), Payment Card Industry Data Security Standard (“PCI DSS”), Gramm-Leach-Bliley Act (“GLBA”), California Consumer Privacy Act (“CCPA”), General Data Protection Regulation (“GDPR”), and other pertinent local, state, national, and international regulations governing data privacy and information security. Our cybersecurity program has adopted controls mapped to these frameworks and incorporated them into Adtalem’s policies, risk registers, control testing plans, and vendor assessments.

Our Chief Information Security Officer (“CISO”) manages Adtalem’s enterprise-wide cybersecurity program and reports to Adtalem’s Chief Financial Officer. The CISO has been responsible for assessing and managing material risks from cybersecurity threats at Adtalem since 2018. The CISO has over twenty years of information technology and cybersecurity experience, including executive leadership roles at Fortune 500 organizations within regulated sectors including financial services and healthcare. The CISO leads a team of experienced subject matter experts with focus on strategy formulation, architecture design, incident response, colleague training, risk management, and governance functions. This team includes diverse industry backgrounds spanning financial services, healthcare, and government. The CISO provides regular updates to executive management and ensures independent validation of key controls through internal and external reviews. The CISO’s function operates independently of IT operations, with direct access to the Audit and Finance Committee as needed.

The CISO team is supported by a Security Operations team reporting into the Information Technology (“IT”) function. This IT team provides engineering and technical expertise. The team is further supported by a 24x7 Security Operations Center (“SOC”). Adtalem has a Cyber Incident Response Plan (“Incident Response Plan”) that delineates the requirements of notification, classification, analysis, and communication of cybersecurity incidents based on the identified severity level. The Incident Response Plan includes initial steps to convene a response team, contain the incident, consider insurance notification requirements, determine the type of incident and escalation, consider the communications protocol and possible disclosure requirements, and consider involving law enforcement. The Incident Response Plan also provides for a lessons learned review to identify improvements that could be made. Adtalem’s Legal and Compliance teams also provide incident response support to the CISO and manage cybersecurity-related legal and compliance issues. Processes are in place to escalate cybersecurity incidents promptly so that decisions regarding public disclosure and regulatory reporting can be made by management in a timely manner.

An integral component of Adtalem’s Incident Response Plan is our Privacy Incident Response Plan (the “Privacy Response Plan”) which addresses privacy of our students’ records, including under the FERPA. The Privacy Response Plan requires annual training for our employees on how to recognize and report potential privacy incidents.

We regularly conduct Incident Response Plan tabletop exercises, including simulations of malware and ransomware attacks. Our IT environment and cybersecurity-related controls are reviewed by our internal audit function and external third parties. We sponsor third-party assessments, including cyber risk reviews and penetration testing, to evaluate our cybersecurity program independently.

Adtalem subjects its systems to penetration testing to identify potential exposures, ensuring that our infrastructure maintains an acceptable level of cyber risk. In addition, Adtalem leverages third-party experts to enhance its cybersecurity program and Incident Response Plan. Our organization has not identified or discovered any cybersecurity threats over the past three fiscal years that have materially impacted or are reasonably likely to materially impact our business strategy, operations, or financial condition. Expenses related to cybersecurity incidents have not been material.

Our year-round cybersecurity awareness program mandates training for all system users, covering essential topics such as safeguarding sensitive information, identifying phishing attempts, securing mobile devices, and understanding the risks associated with artificial intelligence (“AI”) platforms. Our cybersecurity awareness training is mandatory for all employees and is conducted at least annually, with targeted phishing simulation campaigns conducted throughout the year. Third-party suppliers are subject to a formal onboarding process that includes completion of a cybersecurity questionnaire, review of SOC 2 or ISO certifications where available, and risk scoring. New engagements with third parties are contingent upon affirmative evaluations or adherence to risk mitigation/acceptance protocols. Contracts with third parties include provisions for breach notification, investigation, root cause analysis, and remediation.

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

Item 2. Properties

Adtalem’s leased facilities are occupied under leases whose remaining terms range from 1 to 15 years. Some of our leases contain provisions giving Adtalem the right to terminate early or renew its lease for additional periods at various rental rates, although generally at higher rates. Adtalem’s owned facilities total 775,000 square feet worldwide. No facility that is owned by Adtalem is subject to a mortgage or other indebtedness.

Chamberlain

Chamberlain currently operates 23 campuses in 15 states, of which 3 are in Adtalem owned locations and 20 in leased facilities. Chamberlain’s total portfolio of academic and administrative operations comprises approximately 1.0 million square feet.

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

RUSVM

RUSVM’s 50-acre campus is located in St. Kitts. The campus is owned and includes 253,000 square feet. Educational facilities include an anatomy/clinical building, pathology building, research building with state-of-the-art necropsy lab, classroom buildings, administration building, bookstore, cafeteria, and a library/learning resource center. Animal care facilities include kennels, an aviary, and livestock barns. Student-life facilities are also located on the campus. The RUSVM campus is also supported by administrative staff located in office space in North Brunswick, New Jersey.

Home Office

Adtalem is headquartered in Chicago, Illinois in a leased facility with 84,000 square feet. Adtalem also leases office space in Lisle, Illinois with 153,000 square feet, Columbia, Maryland with 53,000 square feet, and Washington, D.C. with 9,000 square feet.

Item 3. Legal Proceedings

For information regarding legal proceedings, see Note 18 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows, along with each executive officer’s position, age, and business experience as of the date of this filing:

Name and Current Position	Age	Business Experience
Stephen W. Beard Chairman and Chief Executive Officer	54

Mr. Beard joined Adtalem in February 2018 as Senior Vice President, Secretary and General Counsel. In January 2019, Mr. Beard was appointed Chief Operating Officer and General Counsel. In February 2020, Mr. Beard assumed responsibilities for our former Financial Services segment and was relieved of his General Counsel responsibilities. In September 2021, Mr. Beard was appointed Adtalem’s President and Chief Executive Officer. In November 2024, Mr. Beard was appointed Chairman of Adtalem’s Board of Directors. Prior to joining Adtalem, Mr. Beard held a variety of leadership roles at Heidrick & Struggles, International from 2003 through 2018 and was most recently Executive Vice President, Chief Administrative Officer and General Counsel.

Douglas G. Beck Senior Vice President, General Counsel, Corporate Secretary and Institutional Support Services	58

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

Michael Betz Chief Digital Officer and President, Walden University	52

Mr. Betz joined Adtalem in May 2022 as President of Walden University. In January 2025, Mr. Betz assumed additional responsibilities as Chief Digital Officer. Prior to joining Adtalem, Mr. Betz served in a variety of leadership roles at McKinsey & Co. from 2017 through 2022 where he most recently served as partner and was a leader in McKinsey’s higher education and growth transformation practices.

Name and Current Position	Age	Business Experience
Dr. Karen Cox President, Chamberlain University	65

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

Manjunath Gangadharan Vice President, Chief Accounting Officer	43

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

Maurice Herrera Senior Vice President, Chief Marketing Officer	55

Mr. Herrera joined Adtalem in October 2021 as Senior Vice President, Chief Marketing Officer. Prior to joining Adtalem, Mr. Herrera served as Senior Vice President, Americas Chief Marketing Officer at Avis Budget from 2018 through 2021. Previously, Mr. Herrera served as Senior Vice President, Head of Marketing at Weight Watchers from 2014 through 2018.

Sara Hill Senior Vice President, Chief Human Resources Officer	56

Ms. Hill joined Adtalem in September 2024 as Senior Vice President, Chief Human Resources Officer. Prior to joining Adtalem, Ms. Hill served as Chief Human Resources Officer at Intricon from 2020 through 2024. Previously, Ms. Hill served as Chief Human Resources Officer at Ceridian from 2012 through 2016.

Scott Liles President, Medical and Veterinary	59

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

Megan Noel Senior Vice President, Chief Corporate Affairs Officer	40

Ms. Noel joined Adtalem in May 2025 as Senior Vice President, Chief Corporate Affairs Officer. Prior to joining Adtalem, Ms. Noel served as Global President, Corporate Affairs at Golin from October 2024 through May 2025. Previously, Ms. Noel held a variety of leadership roles at PwC from 2014 through 2024 and was most recently Senior Managing Director for PwC US and Mexico.

Name and Current Position	Age	Business Experience
Robert J. Phelan Senior Vice President, Chief Financial Officer	60

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

Evan Trent President, Adtalem Elevate	46

Mr. Trent joined Adtalem in August 2019 as Vice President, Strategy and Corporate Development. In July 2022, Mr. Trent was appointed Senior Vice President, Chief Strategy and Transformation Officer. In November 2024, Mr. Trent was appointed President, Adtalem Elevate. Prior to joining Adtalem, Mr. Trent served as Chief Operating Officer at HBR Consulting from 2018 through 2019. Previously, Mr. Trent served as Vice President, Strategy and Corporate Development at Heidrick & Struggles from 2014 through 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Adtalem’s common stock is listed on the New York Stock Exchange and NYSE Texas under the symbol “ATGE.” The stock transfer agent and registrar for Adtalem’s common stock is Computershare Investor Services, LLC.

Holders

There were 165 current holders of record of Adtalem’s common stock as of July 31, 2025. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, Adtalem’s 401(k) Retirement Plan, and its Colleague Stock Purchase Plan.

Dividends

Adtalem did not pay any dividends in fiscal year 2025, 2024, or 2023. Adtalem does not expect to pay any cash dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Adtalem Board of Directors (the “Board”) and will be dependent on projections of future earnings, cash flow, financial requirements of Adtalem, and other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal year 2025.

Issuer Purchases of Equity Securities

The table below reflects shares of common stock we repurchased during the fourth quarter of the fiscal year ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	521,165	$103.29	521,165	$8,701,275
May 1, 2025 - May 31, 2025	71,962	$118.87	71,962	$150,000,000
June 1, 2025 - June 30, 2025	—	$—	—	$150,000,000
Total	593,127	$105.18	593,127
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	1,910	$105.30	NA	NA
May 1, 2025 - May 31, 2025	1,196	$134.23	NA	NA
June 1, 2025 - June 30, 2025	11,008	$125.51	NA	NA
Total	14,114	123.51	NA	NA
(1)	Represents shares delivered to Adtalem for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Adtalem’s stock incentive plans.

Performance Graph

The following graph compares the cumulative total returns of Adtalem’s common stock, the NYSE Composite Index (U.S. Companies), and a Peer Group (as defined below) for the period from June 30, 2020 through June 30, 2025, assuming an investment of $100 in each on June 30, 2020 and also assumes the reinvestment of dividends. Additionally, the Peer Group is weighted by the market capitalization of each component company. The stock price performance on the following graph is not necessarily indicative of future stock performance.

Comparison of Five-Year Cumulative Total Return

Among Adtalem Global Education Inc., NYSE Composite Index, and a Peer Group

	June 30,
	2020	2021	2022	2023	2024	2025
Adtalem Global Education Inc.	100	114	115	110	219	408
NYSE Composite Index (U.S. Companies)	100	142	127	143	166	193
Peer Group (1)	100	104	110	115	163	213

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

The following discussion is on the comparison between fiscal year 2025 and fiscal year 2024 results. For a discussion on the comparison between fiscal year 2024 and fiscal year 2023 results, see the MD&A included in Adtalem’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC.

Segments

We present three reportable segments as follows:

Chamberlain – This segment includes the operations of Chamberlain, which offers degree and certificate programs in the nursing and health professions postsecondary education industry.

Walden – This segment includes the operations of Walden, which offers degree and certificate programs, including those in nursing, education, counseling, business, information technology, psychology, public health, social work and human services, public administration and public policy, and criminal justice.

Medical and Veterinary – This segment includes the operations of AUC, RUSM, and RUSVM, collectively referred to as the “medical and veterinary schools,” which offers degree and certificate programs in the medical and veterinary postsecondary education industry.

“Home Office” includes activities not allocated to a reportable segment. Financial and descriptive information about Adtalem’s reportable segments is presented in Note 19 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Fiscal Year 2025 Highlights

Financial and operational highlights for fiscal year 2025 include:

●	Adtalem revenue increased 12.9%, or $203.6 million, to $1,788.3 million in fiscal year 2025 compared to the prior year driven by increased revenue across all of our segments.
●	Net income increased 73.3%, or $100.3 million, to $237.1 million in fiscal year 2025 compared to the prior year. This increase was primarily driven by an increase in revenue along with decreases in interest expense, business integration expense, amortization of acquired intangible assets, and litigation reserves, partially offset by increases in asset impairments, strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, the provision for bad debts, stock-based compensation, and the provision for income taxes.
●	Diluted earnings per share increased 82.3%, or $2.79, to $6.18 in fiscal year 2025 compared to the prior year driven by the increase in net income and lower diluted shares due to share repurchases.
●	Adjusted net income increased 26.7%, or $53.8 million, to $255.6 million in fiscal year 2025 compared to the prior year. This increase was primarily driven by an increase in revenue and a decrease in interest expense, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, the provision for bad debts, stock-based compensation, and the provision for income taxes.
●	Diluted adjusted earnings per share increased 33.1%, or $1.66, to $6.67 in fiscal year 2025 compared to the prior year driven by the increase in adjusted net income and lower diluted shares due to share repurchases.

●	For fiscal year 2025, average total student enrollment at Chamberlain increased 9.3% compared to the prior year. For the May 2025 session, total student enrollment at Chamberlain increased 5.8% compared to the same session last year.
●	For fiscal year 2025, average total student enrollment at Walden increased 13.5% compared to the prior year. As of June 30, 2025, total student enrollment at Walden increased 15.0% compared to June 30, 2024.
●	For fiscal year 2025, average total student enrollment at the medical and veterinary schools increased 0.5% compared to the prior year. For the May 2025 semester, total student enrollment at the medical and veterinary schools increased 1.0% compared to the same semester last year.
●	On January 17, 2025, we made a prepayment of $100.0 million on our Term Loan B debt.
●	Adtalem repurchased a total of 2,317,937 shares of its common stock under its share repurchase programs at an average cost of $91.21 per share during fiscal year 2025. On May 5, 2025, Adtalem completed its fourteenth share repurchase program. On May 6, 2025, we announced that the Board of Directors authorized Adtalem’s fifteenth share repurchase program, which allows Adtalem to repurchase up to $150.0 million of its common stock through May 6, 2028. We did not repurchase any shares under the fifteenth share repurchase program as of June 30, 2025 and the timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

One Big Beautiful Bill Act

In July 2025, the U.S. Congress passed the One Big Beautiful Bill Act (“OBBBA”). The U.S. Department of Education (“ED”) has announced its intent to conduct negotiated rulemaking regarding the education-related provisions of OBBBA but has yet to issue necessary enabling regulations and guidance with respect to these provisions. Due to the complexity of OBBBA, including yet to be promulgated implementing regulations (including how to implement the “Do No Harm” provision discussed below) and lack of interpretive guidance, the impact of OBBBA on our institutions and our business is not yet fully known.

OBBBA makes several substantial changes to the availability of federal student aid, which many of our students rely on to fund their education, including:

●	increasing the annual unsubsidized loan limit for students in professional programs from $20,500 to $50,000. The annual limit for students in non-professional graduate programs remains at the current level of $20,500;
●	eventually phasing out of the Grad PLUS loan program, which is available to and used by students at Adtalem’s institutions. Existing Grad PLUS borrowers as of June 30, 2026 are grandfathered for the remaining program length or three years, whichever is shorter;
●	establishing new aggregate federal loan caps for new students starting on or after July 1, 2026 as follows: a $100,000 cap for graduate students and a $200,000 cap for professional students, both excluding undergraduate borrowing, and a $257,500 lifetime borrowing limit on all Title IV student loans, excluding Parent Plus loans;
●	reducing the amount of a loan that a student may borrow for an academic year if the student is enrolled part-time, in proportion to the degree to which the student is not enrolled full-time; and
●	adding “Do No Harm” provisions applicable to all Title IV participating institutions providing that an undergraduate program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA are no greater than earnings of a population with a high school diploma, and a graduate program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA are no greater than the earnings of a population with a bachelor’s degree, in each case for two years in a three-year period.

We are currently analyzing the changes made by OBBBA and what effect they may have on Adtalem and our programs. These changes could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Certain aspects of OBBBA may have a positive effect on our business. By applying the same rules to all Title IV participating institutions, OBBBA puts proprietary higher education on a level playing field with other segments of the higher education market regarding such rules.

The federal student aid limits described above apply to all institutions, encouraging other financing sources to enter the student market. We are in discussions with other financing sources who can provide loans to our students. We anticipate that potential relationships with one or more of these financing sources will result in loan programs for our students which will replace some or all the funding which will be limited by OBBBA.

Results of Operations

Revenue

The following table presents revenue by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$633,522	$595,332	$355,798	$1,584,652
Growth	92,252	98,098	13,288	203,638
Fiscal year 2025	$725,774	$693,430	$369,086	$1,788,290
% change from prior year	14.6%	16.5%	3.7%	12.9%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2025
Session	July 2024	Sept. 2024	Nov. 2024	Jan. 2025	Mar. 2025	May 2025
Total students	36,061	38,987	39,691	40,445	40,564	38,891
% change from prior year	12.1%	11.7%	11.5%	8.7%	6.8%	5.8%

	Fiscal Year 2024
Session	July 2023	Sept. 2023	Nov. 2023	Jan. 2024	Mar. 2024	May 2024
Total students	32,175	34,889	35,592	37,196	37,985	36,750
% change from prior year	2.6%	5.2%	6.6%	7.0%	9.0%	10.4%

Chamberlain revenue increased 14.6%, or $92.3 million, to $725.8 million in fiscal year 2025 compared to the prior year, driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Enrollment improvement has primarily been driven by the undergraduate Bachelor of Science in Nursing (“BSN”) and the Master of Science in Nursing (“MSN”) degree programs. Chamberlain is achieving growth by optimizing investments in student enrollment and experience while leveraging scale through a national footprint and providing a full breadth of nursing programs and modalities.

Tuition Rates:

Tuition rates in the current fiscal year increased compared to the prior fiscal year for the BSN onsite and online degree, MSN online degree, and Doctor of Nursing Practice (“DNP”) degree programs. The average increase across all these programs was approximately 4.3% from the prior year.

Walden

Walden Student Enrollment:

	Fiscal Year 2025
	September 30,	December 31,	March 31,	June 30,
Period	2024	2024	2025	2025
Total students	45,979	46,399	48,526	48,116
% change from prior year	12.2%	13.2%	13.5%	15.0%

	Fiscal Year 2024
	September 30,	December 31,	March 31,	June 30,
Period	2023	2023	2024	2024
Total students	40,975	40,971	42,751	41,845
% change from prior year	0.5%	7.9%	8.4%	11.3%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 16.5%, or $98.1 million, to $693.4 million in fiscal year 2025 compared to the prior year driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Walden’s improved enrollment has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

Tuition Rates:

Tuition rates for Walden programs, including general education are charged on a per credit hour basis that varies based on the nature of the program. For other programs such as those with a subscription-based learning modality, tuition is charged on a per term basis. Students are also charged program and clinical fees depending on the specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, for which tuition is charged per event. In most programs, these tuition rates, event charges, and fees increased by approximately 2.0% from the prior year.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2025
Semester	Sept. 2024	Jan. 2025	May 2025
Total students	5,174	5,133	4,773
% change from prior year	(0.7)%	1.2%	1.0%

	Fiscal Year 2024
Semester	Sept. 2023	Jan. 2024	May 2024
Total students	5,209	5,073	4,726
% change from prior year	(7.5)%	(4.5)%	(2.9)%

Medical and Veterinary revenue increased 3.7%, or $13.3 million, to $369.1 million in fiscal year 2025 compared to the prior year, driven by tuition rate increases at all three institutions in this segment. Management’s focus is on increasing enrollment and renewing operational effectiveness, specifically around academic support and the enrollment experience.

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

	Year Ended June 30, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2024	$277,215	$221,110	$200,223	$698,548
Cost increase	44,554	18,974	9,354	72,882
Fiscal year 2025	$321,769	$240,084	$209,577	$771,430
% change from prior year	16.1%	8.6%	4.7%	10.4%

Cost of educational services increased 10.4%, or $72.9 million, to $771.4 million in fiscal year 2025 compared to the prior year. This cost increase was primarily driven by an increase in labor and other costs to support increased enrollment and the provision for bad debts.

As a percentage of revenue, cost of educational services was 43.1% in fiscal year 2025 compared to 44.1% in the prior year. The decrease in the percentage was primarily the result of revenue growth accompanied with cost efficiencies.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization of acquired intangible assets. The following table presents student services and administrative expense by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2025
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2024	$218,507	$297,819	$84,068	$32,571	$632,965
Cost increase	32,131	26,090	6,189	4,954	69,364
Amortization of acquired intangible assets decrease	—	(24,424)	—	—	(24,424)
Litigation reserve decrease	—	(24,050)	—	—	(24,050)
Asset impairments increase	—	—	—	6,442	6,442
Strategic advisory costs increase	—	—	—	12,000	12,000
Loss on assets held for sale decrease	—	—	—	(157)	(157)
Debt modification costs decrease	—	—	—	(136)	(136)
Fiscal year 2025	$250,638	$275,435	$90,257	$55,674	$672,004

Fiscal year 2025 % change:
Cost increase	14.7%	8.8%	7.4%	NM	11.0%
Amortization of acquired intangible assets decrease	—	(8.2)%	—	NM	(3.9)%
Litigation reserve decrease	—	(8.1)%	—	NM	(3.8)%
Asset impairments increase	—	—	—	NM	1.0%
Strategic advisory costs increase	—	—	—	NM	1.9%
Loss on assets held for sale decrease	—	—	—	NM	(0.0)%
Debt modification costs decrease	—	—	—	NM	(0.0)%
Fiscal year 2025 % change	14.7%	(7.5)%	7.4%	NM	6.2%

Student services and administrative expense increased 6.2%, or $39.0 million, to $672.0 million in fiscal year 2025 compared to the prior year. After excluding amortization of acquired intangible assets, litigation reserves, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs, student services and administrative expense increased 11.0%, or $69.4 million, in fiscal year 2025 compared to the prior year. This cost increase was primarily driven by an increase in marketing expense, investments to support growth initiatives, and stock-based compensation.

As a percentage of revenue, student services and administrative expense was 37.6% in fiscal year 2025 compared to 39.9% in the prior year. The decrease in the percentage was primarily the result of revenue growth accompanied by decreases in amortization of acquired intangible assets and litigation reserves, partially offset by increases in asset impairments and strategic advisory costs.

Restructuring Expense

Restructuring expense was $3.3 million and $1.9 million in fiscal year 2025 and 2024, respectively. This increase was primarily driven by workforce reductions and costs to exit certain course offerings. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Business Integration Expense

Business integration expense was $34.2 million in fiscal year 2024. We did not incur business integration expense in fiscal year 2025. In the prior year, we incurred certain costs relating to transformation initiatives to accelerate growth and organizational agility that were included in business integration expense in the Consolidated Statements of Income.

Operating Income

The following table presents a reconciliation of operating income to adjusted operating income by segment (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2025	2024	$	%
Chamberlain:
Operating income	$151,455	$137,800	$13,655	9.9%
Restructuring expense	1,912	—	1,912
Adjusted operating income	$153,367	$137,800	$15,567	11.3%
Operating margin	20.9%	21.8%
Adjusted operating margin	21.1%	21.8%

Walden:
Operating income	$177,911	$77,179	$100,732	130.5%
Restructuring expense	—	(776)	776
Amortization of acquired intangible assets	11,220	35,644	(24,424)
Litigation reserve	(5,550)	18,500	(24,050)
Adjusted operating income	$183,581	$130,547	$53,034	40.6%
Operating margin	25.7%	13.0%
Adjusted operating margin	26.5%	21.9%

Medical and Veterinary:
Operating income	$68,798	$71,065	$(2,267)	(3.2)%
Restructuring expense	454	442	12
Adjusted operating income	$69,252	$71,507	$(2,255)	(3.2)%
Operating margin	18.6%	20.0%
Adjusted operating margin	18.8%	20.1%

Home Office:
Operating loss	$(56,622)	$(68,990)	$12,368	17.9%
Restructuring expense	948	2,204	(1,256)
Business integration expense	—	34,215	(34,215)
Asset impairments	6,442	—	6,442
Strategic advisory costs	12,000	—	12,000
Loss on assets held for sale	490	647	(157)
Debt modification costs	712	848	(136)
Adjusted operating loss	$(36,030)	$(31,076)	$(4,954)	(15.9)%

Adtalem Global Education:
Operating income (GAAP)	$341,542	$217,054	$124,488	57.4%
Restructuring expense	3,314	1,870	1,444
Business integration expense	—	34,215	(34,215)
Amortization of acquired intangible assets	11,220	35,644	(24,424)
Litigation reserve	(5,550)	18,500	(24,050)
Asset impairments	6,442	—	6,442
Strategic advisory costs	12,000	—	12,000
Loss on assets held for sale	490	647	(157)
Debt modification costs	712	848	(136)
Adjusted operating income (non-GAAP)	$370,170	$308,778	$61,392	19.9%
Operating margin (GAAP)	19.1%	13.7%
Adjusted operating margin (non-GAAP)	20.7%	19.5%

Consolidated operating income increased 57.4%, or $124.5 million, to $341.5 million in fiscal year 2025 compared to the prior year. The operating income increase in fiscal year 2025 was primarily driven by an increase in revenue and decreases in business integration expense, amortization of acquired intangible assets, and litigation reserves, partially offset by increases in asset impairments, strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, the provision for bad debts, and stock-based compensation. The decrease in amortization of acquired intangible assets is driven by the decrease in amortization relating to the Walden student relationships intangible asset, which was fully amortized as of June 30, 2024. The decrease in litigation reserves was due to receiving $5.6 million in fiscal year 2025 from an indemnification claim under the Membership Interest Purchase Agreement with Laureate Education, Inc.

Consolidated adjusted operating income increased 19.9%, or $61.4 million, to $370.2 million in fiscal year 2025 compared to the prior year. The adjusted operating income increase in fiscal year 2025 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, the provision for bad debts, and stock-based compensation.

Chamberlain

Segment adjusted operating income increased 11.3%, or $15.6 million, to $153.4 million in fiscal year 2025 compared to the prior year. The adjusted operating income increase in fiscal year 2025 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, stock-based compensation, marketing expense, investments to support growth initiatives, and the provision for bad debts.

Walden

Segment adjusted operating income increased 40.6%, or $53.0 million, to $183.6 million in fiscal year 2025 compared to the prior year. The adjusted operating income increase in fiscal year 2025 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, stock-based compensation, marketing expense, and investments to support growth initiatives.

Medical and Veterinary

Segment adjusted operating income decreased 3.2%, or $2.3 million, to $69.3 million in fiscal year 2025 compared to the prior year. The adjusted operating income decrease in fiscal year 2025 was primarily driven by increases in investments to support initiatives to drive future growth, investments in academic support, and stock-based compensation, partially offset by an increase in revenue.

Interest Expense

Interest expense was $52.3 million and $63.7 million in fiscal year 2025 and 2024, respectively. This decrease was primarily driven by lower interest expense on our Term Loan B due to decreased borrowings and a lower interest rate (as discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”).

Other Income, Net

Other income, net was income of $9.3 million and income of $10.5 million in fiscal year 2025 and 2024, respectively. This decrease was primarily driven by decreases in interest income and investment income.

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

Our effective tax rate from continuing operations was 22.1% and 16.0% in fiscal year 2025 and 2024, respectively. The effective tax rate for fiscal year 2025 increased compared to the prior year primarily due to an increase in the percentage of earnings from operations in higher taxed jurisdictions and a limitation of tax benefits on certain executive compensation. In addition, in fiscal year 2024, the effective tax rate included a benefit from the lapsing of statutes of limitations for unrecognized tax benefits.

In July 2025, the U.S. Congress enacted OBBBA, which introduces substantial changes to the federal tax landscape. Key provisions include the permanent renewal of certain measures initially set to expire under the Tax Cuts and Jobs Act, adjustments to the international tax regime, and the reinstatement of beneficial tax treatment for select business-related items. The legislation features staggered effective dates to be phased in through our fiscal year 2027. We are currently evaluating the tax impacts of the changes made by OBBBA which will begin to be reflected in our fiscal year 2026 consolidated financial statements.

Discontinued Operations

We had income from discontinued operations in fiscal year 2025 of $4.4 million and loss from discontinued operations in fiscal year 2024 of $0.9 million. We recorded income within discontinued operations related to the DeVry University earn-out of $7.0 million and $5.5 million in fiscal year 2025 and 2024, respectively. In addition, we continue to incur costs associated with ongoing litigation and settlements related to divestitures, which are classified as expenses within discontinued operations.

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

Adtalem’s consolidated cash and cash equivalents balance of $199.6 million and $219.3 million as of June 30, 2025 and 2024, respectively, included cash and cash equivalents held at Adtalem’s international operations of $22.9 million and $4.6 million as of June 30, 2025 and 2024, respectively, which is available to Adtalem for general corporate purposes.

Cash Flow Summary

Operating Activities

Net cash provided by operating activities from continuing operations in fiscal year 2025 increased $45.4 million to $333.7 million, compared to $288.4 million in the prior year. This increase was driven by a $124.5 million increase in operating income primarily due to increased revenue from students and a $11.2 million decrease in interest payments. The increase in cash provided by operating activities from continuing operations was partially offset by a $22.9 million increase in net legal settlement payments, a $20.3 million increase in management incentive bonus payments, and a $60.6 million increase in payments to vendors.

Investing Activities

Net cash used in investing activities in fiscal year 2025 and 2024 was $41.9 million and $47.9 million, respectively, and was primarily driven by capital expenditures of $50.3 million and $48.9 million, respectively, partially offset by proceeds of $7.3 million received in fiscal year 2025 from the sale of a building in Naperville, Illinois. The capital expenditures in fiscal year 2025 primarily consisted of spending for information technology investments and Chamberlain’s campus development.

Financing Activities

Net cash used in financing activities in fiscal year 2025 and 2024 was $316.0 million and $301.8 million, respectively, and was primarily driven by share repurchases of $213.1 million and $262.0 million, respectively, and net long-term debt repayments of $100.0 million and $50.0 million, respectively.

On May 6, 2025, we announced that the Board of Directors (the “Board”) Adtalem’s fifteenth share repurchase program, which allows Adtalem to repurchase up to $150.0 million of its common stock through May 6, 2028. As of June 30, 2025, $150.0 million of authorized share repurchases remained under the fifteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs.

Material Cash Requirements

Long-Term Debt – As of June 30, 2025, we have principal balances of $405.0 million of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028 and $153.3 million of Term Loan B under our Credit Facility, which matures on August 12, 2028 and requires interest payments. As a result of previous Term Loan B prepayments, we are no longer required to make quarterly principal installment payments on the Term Loan B. See Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the Notes and our Credit Agreement.

As of June 30, 2025, Adtalem had $179.0 million of letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $67.3 million of surety bonds as of June 30, 2025 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

In the event of unexpected market conditions or negative economic changes that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintained a $400.0 million revolving credit facility with availability of $400.0 million as of June 30, 2025. On August 6, 2025, we entered into Amendment No. 4 to Credit Agreement and Incremental Assumption Agreement (the “Amendment”), which increased the revolving credit facility to $500.0 million. See Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the Amendment.

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

We believe our cash flows from operations, and our existing cash balances, combined with availability under our credit facility and access to the debt markets, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, capital spending, and anticipated stock repurchases for a period that includes the next twelve months as well as the next several years. However, our ability to maintain sufficient liquidity may be affected by numerous factors, many of which are outside our control. Depending on our liquidity levels, conditions in the capital markets, and other factors, we may from time to time consider the issuance of debt, equity, or other securities, the proceeds of which could provide additional liquidity for our operations.

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

Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in our accounts and financing receivable balances as of each balance sheet date. In evaluating the collectability of our accounts and financing receivable balances, we utilize historical events, current conditions, and reasonable and supportable forecasts about the future. The estimate of our credit losses involves a significant level of uncertainty as it requires significant judgment to estimate the amount we will collect in the future on our accounts and financing receivable balances. See Note 9 “Accounts and Financing Receivables” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our credit losses.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. Upon identifying such an event, if the carrying value of the long-lived asset is no longer recoverable based upon the undiscounted future cash flows of the asset or asset group, the amount of the impairment is the difference between the carrying amount and the fair value of the asset or asset group. Significant judgment is involved in determining whether a triggering event has occurred, and significant assumptions are used in the estimation of future cash flows and fair values of long-lived assets. Changes in our judgments and assumptions could result in impairments of long-lived assets in future periods.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is May 31.

We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value.

For intangible assets with finite lives, we evaluate for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset or asset group, the amount of the impairment is the difference between the carrying amount and the fair value of the asset or asset group. Intangible assets with finite lives are amortized over their expected economic lives, which is five years.

All intangible assets and certain goodwill are being amortized for tax reporting purposes over statutory lives.

As part of our annual impairment review of goodwill and indefinite-lived intangible assets, we elected to perform a quantitative assessment of the RUSM reporting unit’s fair value and indefinite-lived intangible assets. Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Significant assumptions used in the determination of reporting unit fair value measurements generally include forecasted cash flows, discount rates, terminal growth rates, and earnings multiples. The discounted cash flow method used to determine the fair value of our RUSM reporting unit during fiscal year 2025 reflected our most recent cash flow projections, a discount rate of 13.8%, and a terminal growth rate of 3.0%. The significant assumptions used in the market comparable method include earnings multiples for comparable companies. Each of these inputs can significantly affect the fair values of our reporting units. Based on this quantitative assessment, it was determined that the fair value of the RUSM reporting unit exceeded its carrying value by approximately 165% and therefore no goodwill impairment was identified.

Significant judgments and assumptions were used in determining the fair value of the RUSM reporting unit’s indefinite-lived intangible assets. The relief-from-royalty method of the income approach and the with-and-without method of the income approach used in the determination of the fair values of our RUSM trade name and RUSM Title IV eligibility and accreditation indefinite-lived intangible assets, respectively, during fiscal year 2025 reflected our most recent revenue projections, a discount rate of 13.8%, a royalty rate of 5.5%, and a terminal growth rate of 3.0%. Each of these factors and assumptions can significantly affect the value of the intangible asset. Based on these quantitative assessments, it was determined that the fair values of these indefinite-lived intangible assets in the RUSM reporting unit exceeded their carrying values by over 2,000% and therefore no impairment was identified.

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

Income Taxes

Adtalem accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Adtalem also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Adtalem’s deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. To assess whether it is more likely than not that deferred tax assets will be realized and whether a valuation allowance needs to be recorded against them, we consider future reversals of existing taxable temporary differences, expected future earnings, prior earnings history, and tax planning strategies. Such assessments involve significant judgments and are subject to change in the future particularly if earnings are significantly different from expectations.

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

Contingencies

Adtalem is subject to contingencies, such as various claims and legal actions that arise in the normal conduct of its business. We record an accrual for those matters where management believes a loss is probable and can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters. The valuation of liabilities for these contingencies is reviewed on a quarterly basis and any necessary adjustments to the accrual on the Consolidated Balance Sheets are recorded. While we believe that the amount accrued to-date is adequate, future changes in circumstances could impact these determinations. See Note 18 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our loss contingencies.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, write-off of debt discount and issuance costs, litigation reserve, asset impairments, loss on assets held for sale, debt modification costs, strategic advisory costs, tax benefit due to change in unrecognized tax benefits, and (income) loss from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, write-off of debt discount and issuance costs, litigation reserve, asset impairments, loss on assets held for sale, debt modification costs, strategic advisory costs, tax benefit due to change in unrecognized tax benefits, and (income) loss from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for (income) loss from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation, amortization of acquired intangible assets, amortization of cloud computing implementation assets, stock-based compensation, restructuring expense, business integration expense, litigation reserve, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs. Provision for income taxes, interest expense, and other income, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with adjusted operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Business integration expense includes expenses related to the Walden acquisition and certain costs related to growth transformation initiatives. We do not include normal, recurring, cash operating expenses in our business integration expense.
●	Amortization of acquired intangible assets.
●	Amortization of cloud computing implementation assets.
●	Write-off of debt discount and issuance costs related to prepayments of debt, reserves related to significant litigation, asset impairments related to adjusting certain operating lease assets and property and equipment as a result of adjusting carrying values to fair values, loss on assets held for sale related to adjusting those assets to estimated fair value less costs to sell, and debt modification costs related to refinancing our Term Loan B loan.
●	Strategic advisory costs related to expanding capabilities and bringing new capacities to market to further enhance our strategic position. We do not include normal, recurring, cash operating expenses in our strategic advisory costs.
●	Tax benefit due to change in unrecognized tax benefits.
●	(Income) loss from discontinued operations includes expense from ongoing litigation costs and settlements related to divestitures and the earn-outs we received.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Year Ended June 30,
	2025	2024
Net income (GAAP)	$237,065	$136,777
Restructuring expense	3,314	1,870
Business integration expense	—	34,215
Amortization of acquired intangible assets	11,220	35,644
Write-off of debt discount and issuance costs, litigation reserve, asset impairments, loss on assets held for sale, and debt modification costs	3,832	21,108
Strategic advisory costs	12,000	—
Tax benefit due to change in unrecognized tax benefits	—	(5,657)
Income tax impact on non-GAAP adjustments (1)	(7,423)	(23,104)
(Income) loss from discontinued operations	(4,388)	936
Adjusted net income (non-GAAP)	$255,620	$201,789
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Year Ended June 30,
	2025	2024
Diluted earnings per share (GAAP)	$6.18	$3.39
Effect on diluted earnings per share:
Restructuring expense	0.09	0.05
Business integration expense	-	0.85
Amortization of acquired intangible assets	0.29	0.88
Write-off of debt discount and issuance costs, litigation reserve, asset impairments, loss on assets held for sale, and debt modification costs	0.10	0.52
Strategic advisory costs	0.31	-
Tax benefit due to change in unrecognized tax benefits	-	(0.14)
Income tax impact on non-GAAP adjustments (1)	(0.19)	(0.57)
(Income) loss from discontinued operations	(0.11)	0.02
Adjusted earnings per share (non-GAAP)	$6.67	$5.01
Diluted shares used in non-GAAP EPS calculation	38,334	40,307
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2025	2024	$	%
Chamberlain:
Adjusted operating income (GAAP)	$153,367	$137,800	$15,567	11.3%
Depreciation	21,687	18,752	2,935
Amortization of cloud computing implementation assets	3,033	1,332	1,701
Stock-based compensation	13,309	8,303	5,006
Adjusted EBITDA (non-GAAP)	$191,396	$166,187	$25,209	15.2%
Adjusted EBITDA margin (non-GAAP)	26.4%	26.2%

Walden:
Adjusted operating income (GAAP)	$183,581	$130,547	$53,034	40.6%
Depreciation	7,421	7,389	32
Amortization of cloud computing implementation assets	3,002	1,331	1,671
Stock-based compensation	12,477	7,525	4,952
Adjusted EBITDA (non-GAAP)	$206,481	$146,792	$59,689	40.7%
Adjusted EBITDA margin (non-GAAP)	29.8%	24.7%

Medical and Veterinary:
Adjusted operating income (GAAP)	$69,252	$71,507	$(2,255)	(3.2)%
Depreciation	10,853	11,983	(1,130)
Amortization of cloud computing implementation assets	1,208	469	739
Stock-based compensation	7,486	4,930	2,556
Adjusted EBITDA (non-GAAP)	$88,799	$88,889	$(90)	(0.1)%
Adjusted EBITDA margin (non-GAAP)	24.1%	25.0%

Home Office:
Adjusted operating loss	$(36,030)	$(31,076)	$(4,954)	(15.9)%
Depreciation	741	1,552	(811)
Stock-based compensation	8,318	5,189	3,129
Adjusted EBITDA	$(26,971)	$(24,335)	$(2,636)	(10.8)%

Adtalem Global Education:
Net income (GAAP)	$237,065	$136,777	$100,288	73.3%
(Income) loss from discontinued operations	(4,388)	936	(5,324)
Interest expense	52,318	63,659	(11,341)
Other income, net	(9,290)	(10,542)	1,252
Provision for income taxes	65,837	26,224	39,613
Depreciation and amortization	59,165	78,452	(19,287)
Stock-based compensation	41,590	25,947	15,643
Restructuring expense	3,314	1,870	1,444
Business integration expense	—	34,215	(34,215)
Litigation reserve	(5,550)	18,500	(24,050)
Asset impairments	6,442	—	6,442
Strategic advisory costs	12,000	—	12,000
Loss on assets held for sale	490	647	(157)
Debt modification costs	712	848	(136)
Adjusted EBITDA (non-GAAP)	$459,705	$377,533	$82,172	21.8%
Adjusted EBITDA margin (non-GAAP)	25.7%	23.8%

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

The interest rate on Adtalem’s Term Loan B is based upon the Secured Overnight Financing Rate (“SOFR”). As of June 30, 2025, Adtalem had $153.3 million in outstanding borrowings under the Term Loan B with an interest rate of 7.08%. Based upon borrowings of $153.3 million, a 100 basis point increase in short-term interest rates would result in $1.5 million of additional annual interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Adtalem Global Education Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adtalem Global Education Inc. and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of income, of shareholders’ equity and of cash flows for each of the three years in the period ended June 30, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Ross University School of Medicine (“RUSM”) Reporting Unit

As described in Notes 2 and 12 to the consolidated financial statements, as of June 30, 2025, the Company’s consolidated goodwill balance was $961.3 million. The goodwill associated with the Medical and Veterinary reportable segment was $305.5 million, of which the RUSM reporting unit is a significant portion. Goodwill is not amortized, but is reviewed for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Management performs a quantitative assessment of the reporting unit’s fair value if it is determined that the fair value is more likely than not less than the carrying value, or if management does not elect the option to perform an initial qualitative assessment. As of May 31, 2025, management performed a quantitative assessment of the RUSM reporting unit and used the discounted cash flow method and the market comparable method. The significant assumptions used by management are the risk-adjusted discount rate, forecasted revenue and EBITDA, and terminal growth rate for the discounted cash flow method, and earnings multiples for comparable companies for the market comparable method.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the RUSM reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the RUSM reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the risk-adjusted discount rate and forecasted revenue for the discounted cash flow method and earnings multiples for comparable companies for the market comparable method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s RUSM goodwill impairment assessment, including controls over the valuation of the RUSM reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the RUSM reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method and the market comparable method used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method and the market comparable method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the risk-adjusted discount rate and forecasted revenue for the discounted cash flow method and earnings multiples for comparable companies for the market comparable method.

Evaluating management’s assumption related to forecasted revenue involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the RUSM reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and the market comparable method and (ii) the reasonableness of the risk-adjusted discount rate and earnings multiples for comparable companies assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 7, 2025

We have served as the Company’s auditor since 1991.

Adtalem Global Education Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$199,601	$219,306
Restricted cash	1,563	1,896
Accounts and financing receivables, net	146,189	126,833
Prepaid expenses and other current assets	68,837	70,050
Total current assets	416,190	418,085
Noncurrent assets:
Property and equipment, net	256,131	248,524
Operating lease assets	191,194	176,755
Deferred income taxes	32,956	49,088
Intangible assets, net	765,474	776,694
Goodwill	961,262	961,262
Other assets, net	129,145	103,184
Assets held for sale	—	7,825
Total noncurrent assets	2,336,162	2,323,332
Total assets	$2,752,352	$2,741,417
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$105,017	$102,626
Accrued payroll and benefits	76,374	71,373
Accrued liabilities	77,286	96,957
Deferred revenue	214,091	185,272
Current operating lease liabilities	35,159	31,429
Total current liabilities	507,927	487,657
Noncurrent liabilities:
Long-term debt	552,669	648,712
Long-term operating lease liabilities	186,172	167,712
Deferred income taxes	31,856	29,526
Other liabilities	40,103	38,675
Total noncurrent liabilities	810,800	884,625
Total liabilities	1,318,727	1,372,282
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 35,952 and 37,681 shares outstanding as of June 30, 2025 and June 30, 2024, respectively	839	832
Additional paid-in capital	664,300	611,949
Retained earnings	2,777,574	2,540,509
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 47,990 and 45,513 shares as of June 30, 2025 and June 30, 2024, respectively	(2,006,861)	(1,781,928)
Total shareholders' equity	1,433,625	1,369,135
Total liabilities and shareholders' equity	$2,752,352	$2,741,417

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended June 30,
	2025	2024	2023
Revenue	$1,788,290	$1,584,652	$1,450,826
Operating cost and expense:
Cost of educational services	771,430	698,548	648,486
Student services and administrative expense	672,004	632,965	586,009
Restructuring expense	3,314	1,870	18,817
Business integration expense	—	34,215	42,661
Gain on sale of assets	—	—	(13,317)
Total operating cost and expense	1,446,748	1,367,598	1,282,656
Operating income	341,542	217,054	168,170
Interest expense	(52,318)	(63,659)	(63,100)
Other income, net	9,290	10,542	6,965
Income from continuing operations before income taxes	298,514	163,937	112,035
Provision for income taxes	(65,837)	(26,224)	(10,283)
Income from continuing operations	232,677	137,713	101,752
Discontinued operations:
Income (loss) from discontinued operations before income taxes	5,870	(762)	(8,464)
Loss on disposal of discontinued operations before income taxes	—	—	(3,576)
(Provision for) benefit from income taxes	(1,482)	(174)	3,646
Income (loss) from discontinued operations	4,388	(936)	(8,394)
Net income and comprehensive income	$237,065	$136,777	$93,358

Earnings (loss) per share:
Basic:
Continuing operations	$6.27	$3.49	$2.27
Discontinued operations	$0.12	$(0.02)	$(0.19)
Total basic earnings per share	$6.39	$3.47	$2.08
Diluted:
Continuing operations	$6.07	$3.42	$2.23
Discontinued operations	$0.11	$(0.02)	$(0.18)
Total diluted earnings per share	$6.18	$3.39	$2.05

Weighted-average shares outstanding:
Basic shares	37,085	39,413	44,781
Diluted shares	38,334	40,307	45,600

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	2025	2024	2023
Operating activities:
Net income	$237,065	$136,777	$93,358
(Income) loss from discontinued operations	(4,388)	936	8,394
Income from continuing operations	232,677	137,713	101,752
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	41,590	25,947	14,299
Amortization and impairments to operating lease assets	32,543	32,641	48,470
Depreciation	40,702	39,676	41,376
Amortization of acquired intangible assets	11,220	35,644	61,239
Amortization and write-off of debt discount and issuance costs	5,985	5,663	9,129
Provision for bad debts	63,237	53,175	32,999
Deferred income taxes	18,413	11,073	(5,087)
Loss on disposals and impairments of property and equipment	2,527	466	3,999
Gain on extinguishment of debt	—	—	(71)
(Gain) loss on investments	(1,074)	(1,365)	3,689
Gain on sale of assets	—	—	(13,317)
Loss on assets held for sale	490	647	—
Changes in assets and liabilities:
Accounts and financing receivables	(80,820)	(76,355)	(56,309)
Prepaid expenses and other current assets	5,546	(8,781)	9,324
Cloud computing implementation assets	(32,823)	(27,154)	(13,873)
Accounts payable	140	18,330	24,744
Accrued payroll and benefits	5,144	19,422	(15,683)
Accrued liabilities	(15,948)	27,422	241
Deferred revenue	34,273	40,622	5,807
Operating lease liabilities	(24,792)	(36,692)	(59,188)
Other assets and liabilities	(5,296)	(9,727)	1,150
Net cash provided by operating activities-continuing operations	333,734	288,367	194,690
Net cash provided by (used in) operating activities-discontinued operations	4,165	7,408	(2,776)
Net cash provided by operating activities	337,899	295,775	191,914
Investing activities:
Capital expenditures	(50,327)	(48,893)	(26,014)
Proceeds from sales of marketable securities	3,120	1,732	7,635
Purchases of marketable securities	(2,048)	(689)	(1,508)
Proceeds from sale of assets	7,334	—	—
Proceeds from note receivable related to property sold	—	—	46,800
Net cash (used in) provided by investing activities-continuing operations	(41,921)	(47,850)	26,913
Payment for working capital adjustment for sale of business	—	—	(3,174)
Net cash (used in) provided by investing activities	(41,921)	(47,850)	23,739
Financing activities:
Proceeds from exercise of stock options	10,027	17,089	2,625
Employee taxes paid on withholding shares	(14,200)	(7,731)	(4,592)
Proceeds from stock issued under Colleague Stock Purchase Plan	1,282	810	608
Repurchases of common stock for treasury	(213,125)	(261,966)	(123,133)
Payment on equity forward contract	—	—	(13,162)
Proceeds from issuance of long-term debt	9,873	1,896	—
Repayments of long-term debt	(109,873)	(51,896)	(150,861)
Net cash used in financing activities	(316,016)	(301,798)	(288,515)
Net decrease in cash, cash equivalents and restricted cash	(20,038)	(53,873)	(72,862)
Cash, cash equivalents and restricted cash at beginning of period	221,202	275,075	347,937
Cash, cash equivalents and restricted cash at end of period	$201,164	$221,202	$275,075
Supplemental cash flow disclosure:
Interest paid	$46,596	$57,842	$53,126
Income taxes paid, net	$32,777	$31,475	$12,312
Non-cash investing and financing activities:
Accrued capital expenditures	$9,226	$8,718	$5,125
Accrued liability for repurchases of common stock	$—	$—	$2,995
Accrued excise tax on share repurchases	$1,630	$3,338	$1,126
Settlement of financing liability with assets	$—	$—	$38,606

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2022	81,796	$818	$521,848	$2,310,396	$(2,227)	36,619	$(1,339,449)	$1,491,386
Net income				93,358				93,358
Stock-based compensation			14,299					14,299
Net activity from stock-based compensation awards	436	4	2,621			115	(4,592)	(1,967)
Proceeds from stock issued under Colleague Stock Purchase Plan			(7)	(4)		(19)	687	676
Settlement of equity forward contract			30,000				(43,162)	(13,162)
Repurchases of common stock for treasury						3,207	(127,254)	(127,254)
June 30, 2023	82,232	822	568,761	2,403,750	(2,227)	39,922	(1,513,770)	1,457,336
Net income				136,777				136,777
Stock-based compensation			25,947					25,947
Net activity from stock-based compensation awards	962	10	17,078			165	(7,731)	9,357
Proceeds from stock issued under Colleague Stock Purchase Plan			163	(18)		(20)	756	901
Repurchases of common stock for treasury						5,446	(261,183)	(261,183)
June 30, 2024	83,194	832	611,949	2,540,509	(2,227)	45,513	(1,781,928)	1,369,135
Net income				237,065				237,065
Stock-based compensation			41,590					41,590
Net activity from stock-based compensation awards	748	7	10,020			176	(14,200)	(4,173)
Proceeds from stock issued under Colleague Stock Purchase Plan			741			(17)	684	1,425
Repurchases of common stock for treasury						2,318	(211,417)	(211,417)
June 30, 2025	83,942	$839	$664,300	$2,777,574	$(2,227)	47,990	$(2,006,861)	$1,433,625

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

Adtalem is the leading healthcare educator in the U.S. Our schools consist of Chamberlain University (“Chamberlain”), Walden University (“Walden”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM are collectively referred to as the “medical and veterinary schools.” “Home Office” includes activities not allocated to a reportable segment. See Note 19 “Segment Information” for information on our reportable segments.

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

Business integration expense was $34.2 million and $42.7 million in fiscal year 2024 and 2023, respectively. We did not incur business integration expense in fiscal year 2025. In the prior years, we incurred costs associated with integrating Walden into Adtalem. In addition, we initiated transformation initiatives to accelerate growth and organizational agility and certain costs relating to the transformation were included in business integration expense in the Consolidated Statements of Income.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value. We maintain cash and cash equivalent balances that exceed federally insured limits. We have not experienced any losses on our cash and cash equivalents.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Cost includes additions and those improvements that enhance performance, increase the capacity, or lengthen the useful lives of the assets. Purchases of computer software, including external costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing computer software applications for internal use, are capitalized. Assets under construction are reflected in construction in progress until they are placed into service for their intended use. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or lease term. Repairs and maintenance costs are expensed as incurred. Upon sale or retirement of an asset, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in income. See Note 10 “Property and Equipment, Net” for additional information, including useful lives by asset category.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is May 31.

We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value.

For intangible assets with finite lives, we evaluate for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset or asset group, the amount of the impairment is the difference between the carrying amount and the fair value of the asset or asset group. Intangible assets with finite lives are amortized over their expected economic lives, which is five years.

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

Treasury Stock

Shares that are repurchased by Adtalem under its share repurchase programs are recorded as treasury stock at cost and result in a reduction in shareholders’ equity. See Note 14 “Share Repurchases” for additional information.

From time to time, shares of our common stock are delivered back to Adtalem under a swap arrangement resulting from employees’ exercise of stock options pursuant to the terms of the Adtalem’s stock-based incentive plans (see Note 15 “Stock-Based Compensation”). In addition, shares of our common stock are delivered back to Adtalem for payment of withholding taxes from employees for vesting of stock-based compensation awards. These shares are recorded as treasury stock at cost and result in a reduction in shareholders’ equity.

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

Restructuring Charges

Restructuring charges include costs for severance and related benefits for workforce reductions, impairments on operating lease assets, losses on disposals of property and equipment related to campus and administrative office consolidations, and contract termination costs (see Note 5 “Restructuring Expense”). When estimating the costs of exiting lease space, estimates are made which could differ materially from actual results and result in additional restructuring charges or reversals in future periods.

Advertising Costs

Advertising costs are expensed when incurred and totaled $247.4 million, $227.9 million, and $219.4 million for the years ended June 30, 2025, 2024, and 2023, respectively. Advertising costs are included in student services and administrative expense in the Consolidated Statements of Income.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM, and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Translation adjustments for foreign subsidiaries whose functional currencies were previously their respective currencies are suspended in accumulated other comprehensive loss with a balance of $2.2 million on the Consolidated Balance Sheets as of June 30, 2025 and 2024.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07: “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance was issued to improve disclosures about reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses by requiring entities to provide disclosures of significant segment expenses and other segment items. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively. Early adoption of the amendments is permitted, including adoption in an interim period. We adopted this guidance during the year ended June 30, 2025. The amendments impacted our disclosures, but did not otherwise impact Adtalem’s Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The guidance was issued to provide a practical expedient to measure credit losses on current accounts receivable and current contract assets. The guidance is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption of the guidance is permitted. We are currently evaluating the impact the guidance will have on Adtalem’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03: “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions as well as disclosures about selling expenses. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The amendments should be applied prospectively, however retrospective application is permitted. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will expand our footnote disclosures to include a disaggregation of expenses in accordance with the amendments but will not otherwise impact Adtalem’s Consolidated Financial Statements.

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

3. Discontinued Operations

On December 11, 2018, Adtalem sold DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s financial results. Adtalem received $7.0 million, $5.5 million, and $4.1 million during fiscal year 2025, 2024, and 2023, respectively, related to the earn-out. To date, we have received a total of $19.5 million related to the earn-out.

On March 10, 2022, Adtalem completed the sale of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”), Becker Professional Education (“Becker”), and OnCourse Learning (“OCL”) to Wendel Group and Colibri Group (“Purchaser”). In addition, on June 17, 2022, Adtalem completed the sale of EduPristine for de minimis consideration. We recorded a loss of $3.6 million in fiscal year 2023 for post-closing working capital adjustments to the initial sales prices for ACAMS, Becker, and OCL and a tax return to provision adjustment.

The following is a summary of income statement information reported as discontinued operations, which includes expense from ongoing litigation costs and settlements related to divestitures, a loss from post-closing working capital adjustments to the initial sales prices, and the earn-outs we received (in thousands):

	Year Ended June 30,
	2025	2024	2023
Revenue	$—	$—	$—
Operating cost and expense:
Student services and administrative expense	(5,870)	762	8,464
Total operating cost and expense	(5,870)	762	8,464
Income (loss) from discontinued operations before income taxes	5,870	(762)	(8,464)
Loss on disposal of discontinued operations before income taxes	—	—	(3,576)
(Provision for) benefit from income taxes	(1,482)	(174)	3,646
Income (loss) from discontinued operations	$4,388	$(936)	$(8,394)

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Year Ended June 30, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$725,774	$693,430	$359,213	$1,778,417
Other	—	—	9,873	9,873
Total	$725,774	$693,430	$369,086	$1,788,290

	Year Ended June 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$633,522	$595,332	$342,389	$1,571,243
Other	—	—	13,409	13,409
Total	$633,522	$595,332	$355,798	$1,584,652

	Year Ended June 30, 2023
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$571,034	$533,725	$334,323	$1,439,082
Other	—	—	11,744	11,744
Total	$571,034	$533,725	$346,067	$1,450,826

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

Students may receive scholarships, discounts, or refunds, which gives rise to variable consideration. The amounts of scholarships or discounts are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these scholarships or discounts from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption based on our historical experience of student persistence toward completion of study. The contract liability associated with these material rights is presented as deferred revenue within current liabilities and other liabilities within noncurrent liabilities on the Consolidated Balance Sheets based on the amounts expected to be earned in the next 12 months. The contract liability amount associated with these material rights presented as deferred revenue within current liabilities is $38.1 million and $24.1 million as of June 30, 2025 and 2024, respectively, and the amount presented as deferred revenue within noncurrent liabilities is $25.0 million and $19.6 million as of June 30, 2025 and 2024, respectively.

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

Deferred revenue within current liabilities is $214.1 million and $185.3 million as of June 30, 2025 and 2024, respectively, and deferred revenue within noncurrent liabilities is $25.0 million and $19.6 million as of June 30, 2025 and 2024, respectively. Revenue of $185.3 million and $153.9 million was recognized during fiscal year 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2025 and 2024, respectively.

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

5. Restructuring Expense

During fiscal year 2025, Adtalem recorded restructuring expense primarily driven by workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring actions. During fiscal year 2024, Adtalem recorded restructuring expense primarily driven by prior real estate consolidations at Adtalem’s home office. During fiscal year 2023, Adtalem recorded restructuring expense primarily driven by real estate consolidations at Walden, Medical and Veterinary, and Adtalem’s home office resulting in impairments on operating lease assets and property and equipment. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Restructuring expense by segment were as follows (in thousands):

	Year Ended June 30, 2025
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$974	$938	$1,912
Medical and Veterinary	215	239	454
Home Office	708	240	948
Total	$1,897	$1,417	$3,314

	Year Ended June 30, 2024
	Real Estate and Other	Termination Benefits	Total
Walden	$(776)	$—	$(776)
Medical and Veterinary	402	40	442
Home Office	2,204	—	2,204
Total	$1,830	$40	$1,870

	Year Ended June 30, 2023
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$818	$—	$818
Walden	3,191	54	3,245
Medical and Veterinary	7,071	616	7,687
Home Office	6,117	950	7,067
Total	$17,197	$1,620	$18,817

The following table summarizes the restructuring plan activity for fiscal years 2024 and 2025, for which cash payments are required (in thousands):

Liability balance as of June 30, 2023	$741
Increase in liability (termination and other charges)	40
Reduction in liability (payments and adjustments)	(781)
Liability balance as of June 30, 2024	—
Increase in liability (termination and other charges)	1,418
Reduction in liability (payments and adjustments)	(1,418)
Liability balance as of June 30, 2025	$—

These liability balances are recorded as accrued liabilities on the Consolidated Balance Sheets.

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Year Ended June 30,
	2025	2024	2023
Interest and dividend income	$8,216	$9,177	$10,654
Investment gain (loss)	1,074	1,365	(3,689)
Other income, net	$9,290	$10,542	$6,965

Investment (loss) gain includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations (see Note 16 “Employee Benefit Plans” for additional information). In addition, investment (loss) gain includes an impairment of $5.0 million in fiscal year 2023 on an equity investment with no readily determinable fair value (see Note 17 “Fair Value Measurements” for additional information).

7. Income Taxes

Income from continuing operations before income taxes, classified by source of income, was as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Domestic	$221,225	$89,752	$51,422
Foreign	77,289	74,185	60,613
Total	$298,514	$163,937	$112,035

The components of the provision for income taxes were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Current tax provision (benefit):
U.S. federal	$40,742	$11,243	$13,761
State and local	7,070	3,489	824
Foreign	(388)	419	614
Total current	47,424	15,151	15,199
Deferred tax provision (benefit):
U.S. federal	9,296	4,870	(1,099)
State and local	6,786	2,745	(4,347)
Foreign	2,331	3,458	530
Total deferred	18,413	11,073	(4,916)
Provision for income taxes	$65,837	$26,224	$10,283

The effective tax rate differs from the statutory tax rates as follows (in thousands):

	Year Ended June 30,
	2025		2024		2023
Income tax at statutory rate	$62,688	21.0%	$34,427	21.0%	$23,527	21.0%
Lower rates on foreign operations	(10,999)	(3.7)%	(11,419)	(7.0)%	(11,668)	(10.4)%
State income taxes	10,263	3.4%	4,767	2.9%	2,656	2.4%
Research and development tax credits	(1,908)	(0.6)%	(1,589)	(1.0)%	(1,862)	(1.7)%
Change in valuation allowance	—	—%	(621)	(0.4)%	(9,769)	(8.7)%
Reduction in state loss carryforwards	—	—%	—	—%	2,340	2.1%
Permanent (taxable) non-deductible items	(2,286)	(0.8)%	(904)	(0.6)%	785	0.7%
Limitations on executive compensation	5,812	1.9%	2,987	1.8%	908	0.8%
Foreign tax provisions under GILTI	6,110	2.0%	4,908	3.0%	3,569	3.2%
Change in unrecognized tax benefits	(490)	(0.2)%	(6,849)	(4.2)%	791	0.7%
Other	(3,353)	(1.1)%	517	0.3%	(994)	(0.9)%
Provision for income taxes	$65,837	22.1%	$26,224	16.0%	$10,283	9.2%

Our effective tax rate from continuing operations was 22.1%, 16.0%, and 9.2% in fiscal year 2025, 2024, and 2023, respectively. The effective tax rate for fiscal year 2025 increased compared to fiscal year 2024 primarily due to an increase in the percentage of earnings from operations in higher taxed jurisdictions and a limitation of tax benefits on certain executive compensation. In addition, in fiscal year 2024, the effective tax rate included a benefit from the lapsing of statutes of limitations for unrecognized tax benefits. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, changes in uncertain tax positions, and tax benefits on stock-based compensation.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. The components of the deferred income tax assets and liabilities were as follows (in thousands):

	June 30,
	2025	2024
Employee benefits	$16,428	$15,866
Stock-based compensation	8,990	7,664
Receivable reserve	10,756	9,028
Capitalized research and experimental costs	17,738	9,322
Operating lease liabilities	50,201	42,526
Other reserves	7,399	12,439
Loss and credit carryforwards, net	10,303	15,426
Gross deferred tax assets	121,815	112,271
Depreciation	(8,054)	(8,298)
Deferred taxes on unremitted foreign earnings	(307)	(210)
Amortization of intangible assets	(72,487)	(50,035)
Operating lease assets	(39,867)	(34,166)
Gross deferred tax liability	(120,715)	(92,709)
Net deferred tax asset	$1,100	$19,562

Adtalem has the following tax net operating loss (tax effected), interest (tax effected), and credit carryforwards as of June 30, 2025 (in thousands):

	June 30,	Years of Expiration
	2025	Beginning	Ending
U.S. credit carryforwards	$672	2027	2030
State net operating loss carryforwards	7,089	2026	2043
State interest expense carryforwards	439	no expiration
Foreign net operating loss carryforwards	2,103	2032	2033
Total loss and credit carryforwards, net	$10,303

As of June 30, 2025, Adtalem had $123.9 million of gross, post apportioned state net operating loss carryforwards, and $6.1 million of gross foreign net operating loss carryforwards in St. Maarten. As of June 30, 2024, Adtalem had $164.4 million of gross, post apportioned state net operating loss carryforwards, and $13.0 million of gross foreign net operating loss carryforwards in St. Maarten.

RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039 and RUSVM has an exemption in St. Kitts until 2038.

Adtalem does not assert that the accumulated undistributed earnings of its foreign subsidiaries are indefinitely reinvested in foreign jurisdictions. Accrued state income and foreign withholding taxes on such undistributed earnings were not material.

The changes in our valuation allowances were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Balance at beginning of period	$—	$621	$10,390
Charged to costs and expenses	—	—	(2,677)
Deductions	—	(621)	(7,092)
Balance at end of period	$—	$—	$621

Adtalem reviews the realizability of its deferred tax assets and related valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. A valuation allowance is established when, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Based on our review of all available positive and negative evidence, it is more likely than not that we will recognize all deferred tax assets and, therefore, we do not have a valuation allowance on our deferred tax assets as of June 30, 2025 and June 30, 2024. The valuation allowance on our deferred tax assets was $0.6 million as of June 30, 2023 and mainly related to foreign net operating loss carryforwards. Insufficient projected taxable income in certain jurisdictions may give rise to the need for a valuation allowance. We will continue to evaluate the need for valuation allowances and, as circumstances change, the valuation allowance may change.

The changes in our unrecognized tax benefits were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Balance at beginning of period	$6,723	$13,128	$11,645
Increases from positions taken during prior periods	235	953	1,299
Decreases from positions taken during prior periods	—	(1,248)	—
Increases from positions taken during the current period	656	554	665
Reductions due to lapse of statute	(764)	(6,664)	(481)
Balance at end of period	$6,850	$6,723	$13,128

As of June 30, 2025 and 2024, the total amount of gross unrecognized tax benefits for uncertain tax positions was $6.9 million and $6.7 million, respectively, which if recognized, would impact the effective tax rate. We expect that our unrecognized tax benefits will decrease during the next 12 months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to not be material. Adtalem classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2025 and 2024 was $1.2 million and $1.2 million, respectively. Interest and penalties expense recognized during the years ended June 30, 2025, 2024, and 2023 were nil, a net decrease of $0.4 million, and a net increase of $0.7 million, respectively.

Adtalem files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions based on existing tax laws and incentives. Adtalem remains generally subject to examination in the U.S. for years beginning on or after July 1, 2021; in various states for years beginning on or after July 1, 2019; and in our significant foreign jurisdictions for years beginning on or after July 1, 2018.

In July 2025, the U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which introduces substantial changes to the federal tax landscape. Key provisions include the permanent renewal of certain measures initially set to expire under the Tax Cuts and Jobs Act, adjustments to the international tax regime, and the reinstatement of beneficial tax treatment for select business-related items. The legislation features staggered effective dates to be phased in through our fiscal year 2027. We are currently evaluating the tax impacts of the changes made by OBBBA which will begin to be reflected in our fiscal year 2026 consolidated financial statements.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Year Ended June 30,
	2025	2024	2023
Numerator:
Net income (loss):
Continuing operations	$232,677	$137,713	$101,752
Discontinued operations	4,388	(936)	(8,394)
Net income	$237,065	$136,777	$93,358

Denominator:
Weighted-average basic shares outstanding	37,085	39,413	44,781
Effect of dilutive stock awards	1,249	894	743
Effect of ASR	—	—	76
Weighted-average diluted shares outstanding	38,334	40,307	45,600

Earnings (loss) per share:
Basic:
Continuing operations	$6.27	$3.49	$2.27
Discontinued operations	$0.12	$(0.02)	$(0.19)
Total basic earnings per share	$6.39	$3.47	$2.08
Diluted:
Continuing operations	$6.07	$3.42	$2.23
Discontinued operations	$0.11	$(0.02)	$(0.18)
Total diluted earnings per share	$6.18	$3.39	$2.05

Weighted-average antidilutive shares	23	115	403

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

The classification of our accounts and financing receivable balances was as follows (in thousands):

	June 30, 2025
	Gross	Allowance	Net
Accounts receivables, current	$189,874	$(46,441)	$143,433
Financing receivables, current	5,393	(2,637)	2,756
Accounts and financing receivables, current	$195,267	$(49,078)	$146,189

Financing receivables, current	$5,393	$(2,637)	$2,756
Financing receivables, noncurrent	33,116	(8,757)	24,359
Total financing receivables	$38,509	$(11,394)	$27,115

	June 30, 2024
	Gross	Allowance	Net
Accounts receivables, current	$159,406	$(35,336)	$124,070
Financing receivables, current	5,239	(2,476)	2,763
Accounts and financing receivables, current	$164,645	$(37,812)	$126,833

Financing receivables, current	$5,239	$(2,476)	$2,763
Financing receivables, noncurrent	36,214	(10,082)	26,132
Total financing receivables	$41,453	$(12,558)	$28,895

Our financing receivables relate to credit extension programs available to students at Chamberlain, AUC, RUSM, and RUSVM. These credit extension programs are designed to assist students who are unable to completely cover educational costs consisting of tuition, fees, and books, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM, and RUSVM allow students to finance their living expenses. Repayment plans for financing agreements are developed to address the financial circumstances of the particular student. Interest charges at rates from 3.0% to 12.0% per annum accrue each month on the unpaid balance once a student withdraws or graduates from a program. Most students are required to begin repaying their obligations while they are still in school with a minimum payment level. Payments may increase upon completing or departing school.

Credit Quality

The primary credit quality indicator for our financing receivables is delinquency. Balances are considered delinquent when contractual payments on the loan become past due. We generally write-off financing receivable balances when they are at least 181 days past due. Payments are applied first to outstanding interest and then to the unpaid principal balance.

The credit quality analysis of financing receivables as of June 30, 2025 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2021	2022	2023	2024	2025	Total
1-30 days past due	$319	$303	$116	$37	$1,099	$1,623	$3,497
31-60 days past due	67	122	42	68	377	378	1,054
61-90 days past due	21	28	—	255	27	72	403
91-120 days past due	30	—	—	11	42	17	100
121-150 days past due	44	10	—	45	52	103	254
Greater than 150 days past due	2,261	1,291	1,171	2,058	1,935	293	9,009
Total past due	2,742	1,754	1,329	2,474	3,532	2,486	14,317
Current	5,858	2,609	1,819	3,323	4,440	6,143	24,192
Financing receivables, gross	$8,600	$4,363	$3,148	$5,797	$7,972	$8,629	$38,509
Gross write-offs	$1,158	$642	$478	$1,014	$876	$13	$4,181

The credit quality analysis of financing receivables as of June 30, 2024 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2020	2021	2022	2023	2024	Total
1-30 days past due	$552	$—	$214	$111	$1,188	$1,146	$3,211
31-60 days past due	213	90	65	37	567	1,488	2,460
61-90 days past due	174	—	5	110	370	257	916
91-120 days past due	—	11	434	20	206	791	1,462
121-150 days past due	51	88	63	314	268	91	875
Greater than 150 days past due	2,556	466	1,366	1,300	1,920	987	8,595
Total past due	3,546	655	2,147	1,892	4,519	4,760	17,519
Current	6,014	748	3,944	1,897	4,549	6,782	23,934
Financing receivables, gross	$9,560	$1,403	$6,091	$3,789	$9,068	$11,542	$41,453
Gross write-offs	$1,145	$279	$509	$597	$729	$2	$3,261

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

The following table provides a roll-forward of the allowance for credit losses (in thousands):

	Accounts	Financing	Total
June 30, 2022	$30,897	$14,891	$45,788
Write-offs	(43,273)	(7,653)	(50,926)
Recoveries	12,207	590	12,797
Provision for credit losses	29,359	3,640	32,999
June 30, 2023	29,190	11,468	40,658
Write-offs	(54,897)	(3,261)	(58,158)
Recoveries	10,806	1,413	12,219
Provision for credit losses	50,237	2,938	53,175
June 30, 2024	35,336	12,558	47,894
Write-offs	(61,376)	(4,181)	(65,557)
Recoveries	11,184	1,077	12,261
Provision for credit losses	61,297	1,940	63,237
June 30, 2025	$46,441	$11,394	$57,835

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful Life	2025	2024
Land	-	$31,776	$31,776
Buildings and improvements	10 - 31 years	202,240	200,274
Leasehold improvements	Shorter of asset useful life or lease term	120,603	114,019
Furniture and equipment	3 - 8 years	104,708	103,961
Software	3 - 5 years	113,565	113,219
Construction in progress	-	24,983	11,554
Property and equipment, gross		597,875	574,803
Accumulated depreciation		(341,744)	(326,279)
Property and equipment, net		$256,131	$248,524

Depreciation expense was $40.7 million, $39.7 million, and $41.4 million for the years ended June 30, 2025, 2024, and 2023, respectively.

During fiscal year 2024, management committed to a plan to sell a building located in Naperville, Illinois, and the building met criteria to be classified as assets held for sale. As a result, the building’s carrying value of $8.4 million was adjusted to its estimated fair value less cost to sell of $7.8 million, and the resulting $0.6 million charge was recognized within student services and administrative expense in the Consolidated Statements of Income for the year ended June 30, 2024. In addition, the building was presented as assets held for sale on the Consolidated Balance Sheets as of June 30, 2024. On June 25, 2025, Adtalem sold the building for $7.3 million, which resulted in an additional loss of $0.5 million that was recognized within student services and administrative expense in the Consolidated Statements of Income for the year ended June 30, 2025.

On July 31, 2019, Adtalem sold its Chicago, Illinois, campus facility to DePaul College Prep Foundation (“DePaul College Prep”) for $52.0 million. Adtalem received $5.2 million of cash at the time of closing and held a mortgage, secured by the property, from DePaul College Prep for $46.8 million. The mortgage was due on July 31, 2024 as a balloon payment and bore interest at a rate of 4% per annum, payable monthly. The buyer had an option to make prepayments. Due to Adtalem’s involvement with financing the sale, the transaction did not qualify as a sale for accounting purposes. Adtalem continued to maintain the assets associated with the sale on the Consolidated Balance Sheets. We recorded a note receivable of $40.3 million and a financing payable of $45.5 million at the time of the sale, which were classified as other assets, net and other liabilities, respectively, on the Consolidated Balance Sheets. See Note 9 “Accounts and Financing Receivables” for a discussion on the discounting of the note receivable. On February 23, 2023, DePaul College Prep paid the mortgage in full. The $46.8 million received during fiscal year 2023 is classified as an investing activity in the Consolidated Statements of Cash Flows. Upon receiving full repayment of the mortgage, Adtalem no longer is involved in the financing of the sale and therefore derecognized the note receivable, the financing payable, and the assets associated with the campus facility, which resulted in recognizing a gain on sale of assets of $13.3 million in fiscal year 2023. This gain was recorded at Adtalem’s home office.

11. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through August 2040, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes the noncancelable period of the lease, as well as any periods for which we are reasonably certain to exercise extension options. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have not entered into any finance leases.

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

The components of lease cost were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Operating lease cost	$45,942	$44,365	$48,181
Sublease income	(5,315)	(9,107)	(13,329)
Total lease cost	$40,627	$35,258	$34,852

Maturities of lease liabilities as of June 30, 2025 were as follows (in thousands):

Operating
Fiscal Year	Leases
2026	$49,747
2027	49,516
2028	44,941
2029	36,607
2030	33,720
Thereafter	130,941
Total lease payments	345,472
Less: lease incentives not yet received	(24,572)
Less: imputed interest	(99,569)
Present value of lease liabilities	$221,331

Lease term and discount rate were as follows:

June 30, 2025
Weighted-average remaining operating lease term (years)	7.6
Weighted-average operating lease discount rate	7.6%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease receipts)	$35,975	$41,063	$58,198
Operating lease assets obtained in exchange for operating lease liabilities	$46,982	$34,719	$32,476

Adtalem has an agreement at one of its operating lease locations to sublease the space to a third party that expires in December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum sublease rental income under these agreements as of June 30, 2025, was as follows (in thousands):

Fiscal Year	Amount
2026	$2,038
Total sublease rental income	$2,038

12. Goodwill and Intangible Assets

Goodwill balances by reportable segment were as follows (in thousands):

	June 30,
	2025	2024
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Indefinite-lived intangible assets consisted of the following (in thousands):

	June 30,
	2025	2024
Title IV eligibility and accreditations	$611,100	$611,100
Trade name	141,760	141,760
Total	$752,860	$752,860

Amortizable intangible assets consisted of the following (in thousands):

	June 30, 2025		June 30, 2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Curriculum	$56,091	$(43,477)	$56,091	$(32,257)	5 Years
Total	$56,091	$(43,477)	$56,091	$(32,257)

Amortization expense on finite-lived intangible assets was $11.2 million, $35.6 million, and $61.2 million for the years ended June 30, 2025, 2024, and 2023, respectively. Future amortization expense on finite-lived intangible assets, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2026	$11,220
2027	1,394
Total	$12,614

Curriculum is amortized on a straight-line basis.

Indefinite-lived intangible assets related to trade names and Title IV eligibility and accreditations are not amortized, as there are no legal, regulatory, contractual, economic, or other factors that limit the useful life of these intangible assets to the reporting entity.

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. There were no triggering events in fiscal year 2025 and our annual testing date is May 31.

Adtalem has five reporting units, which are Chamberlain, Walden, AUC, RUSM, and RUSVM. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value.

As of May 31, 2025, we elected to perform a qualitative assessment for all reporting units, except RUSM. For the four reporting units where a qualitative assessment was performed, we analyzed qualitative factors, including results of operations and business conditions, significant changes in cash flows of the reporting unit level or individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceeded carrying values to determine if it is more likely than not that the goodwill or indefinite-lived intangible assets were impaired. Based on the qualitative assessment of the four reporting units, it was determined that it was more likely than not that the fair values of the reporting units or individual indefinite-lived intangible assets exceeded the respective carrying values.

As of May 31, 2025, we did not elect to perform a qualitative assessment for the RUSM trade name and RUSM Title IV eligibility and accreditation indefinite-lived intangible assets, and therefore performed a quantitative assessment of the respective fair values. In determining fair value of the RUSM trade name indefinite-lived intangible asset, we used the relief-from-royalty method. The significant assumptions used in this valuation approach are the risk-adjusted discount rate of 13.8%, forecasted revenue, a terminal revenue growth rate of 3.0%, and a royalty rate of 5.5%. In determining the fair value of the RUSM Title IV eligibility and accreditation indefinite-lived intangible asset, we used the with-and-without method. The significant assumptions used in this valuation approach are the risk-adjusted discount rate of 13.8%, forecasted revenue with and without the accreditations in place, and forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) with and without the accreditations in place. Based on these quantitative assessments, it was determined that the fair values of these indefinite-lived intangible assets in the RUSM reporting unit exceeded their carrying values and therefore no impairment was identified.

As of May 31, 2025, we did not elect to perform a qualitative assessment for our RUSM reporting unit and therefore performed a quantitative assessment of the reporting unit’s fair value. In determining fair value of the RUSM reporting unit, we used the discounted cash flow method and the market comparable method. The significant assumptions used in the discounted cash flow method are the risk-adjusted discount rate of 13.8%, forecasted revenue and EBITDA, and a terminal growth rate of 3.0%. The significant assumptions used in the market comparable method include earnings multiples for comparable companies. Based on this quantitative assessment, it was determined that the fair value of the RUSM reporting unit exceeded its carrying value and therefore no goodwill impairment was identified.

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

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	June 30,
	2025	2024
Senior Secured Notes due 2028	$404,950	$404,950
Term Loan B	153,333	253,333
Total principal	558,283	658,283
Unamortized debt discount and issuance costs	(5,614)	(9,571)
Long-term debt	$552,669	$648,712

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2026	$—
2027	—
2028	404,950
2029	153,333
Total	$558,283

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes, resulting in a gain on extinguishment of debt of $0.1 million recorded within interest expense in the Consolidated Statements of Income for the year ended June 30, 2023. This debt was subsequently retired. The principal balance of the Notes is $405.0 million as of June 30, 2025.

Accrued interest on the Notes of $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of each of June 30, 2025 and 2024.

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

As of June 30, 2025, the interest rate for borrowings under the Term Loan B facility was 7.08%, which approximated the effective interest rate. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million, $50.0 million, $50.0 million, and $100.0 million on September 22, 2022, November 22, 2022, January 26, 2024, and January 17, 2025, respectively. The principal balance of the Term Loan B is $153.3 million as of June 30, 2025.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% or an ABR plus an applicable margin ranging from 2.75% to 3.25% depending on Adtalem’s net first lien leverage ratio for such period. There were no borrowings under the Revolver during the year ended June 30, 2025, 2024, and 2023.

The Credit Agreement requires payment of a commitment fee equal to 0.25% as of June 30, 2025, of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $400.0 million as of June 30, 2025.

On August 6, 2025, we entered into Amendment No. 4 to Credit Agreement and Incremental Assumption Agreement (the “Amendment”), to (i) increase available commitments under our revolving facility by $100.0 million (resulting in aggregate outstanding commitments of $500.0 million under the revolving facility after giving effect to the Amendment), (ii) extend the maturity and commitment termination date of our revolving facility to August 6, 2030, and (iii) reduce the pricing on any drawn revolving loans to SOFR plus an applicable margin ranging from 2.25% to 3.00% or an ABR plus an applicable margin ranging from 1.25% to 2.00% depending on Adtalem’s net first lien leverage ratio for such period.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. Based on the $150.0 million, $50.0 million, and $100.0 million prepayments on the Term Loan B during fiscal year 2023, 2024, and 2025, respectively, we expensed $4.3 million, $1.1 million, and $1.7 million in interest expense in the Consolidated Statements of Income for the years ended June 30, 2023, 2024, and 2025, respectively, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment dates. The following table summarizes the unamortized debt discount and issuance costs activity for fiscal year 2025 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2024	$4,446	$5,125	$4,327	$13,898
Amortization of debt discount and issuance costs	(1,188)	(1,031)	(2,028)	(4,247)
Debt discount and issuance costs write-off	—	(1,738)	—	(1,738)
Unamortized debt discount and issuance costs as of June 30, 2025	$3,258	$2,356	$2,299	$7,913

Off-Balance Sheet Arrangements

On December 6, 2024, the U.S. Department of Education (“ED”) notified Adtalem that the $69.4 million surety-backed letter of credit in favor of ED on behalf of Walden, which allows Walden to participate in Title IV programs would be permitted to expire on December 31, 2024. A letter of credit in the amount of $157.9 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2022, was delivered to ED on November 1, 2023 with an expiration date of December 31, 2024. On December 3, 2024, ED requested Adtalem amend the letter of credit to $179.0 million, representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2024 with an expiration date of January 31, 2026. As requested, Adtalem delivered this amended letter of credit to ED on December 13, 2024. Adtalem satisfied this request by securing a $99.0 million letter of credit under its Revolver and an $80.0 million surety-backed letter of credit. In February 2025, Adtalem replaced the $99.0 million letter of credit under its Revolver with a $99.0 million surety-backed letter of credit. As of June 30, 2025, Adtalem had $179.0 million of letters of credit outstanding in favor of ED.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Adtalem has posted $67.3 million of surety bonds as of June 30, 2025 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Interest Expense

Interest expense consisted of the following (in thousands):

	Year Ended June 30,
	2025	2024	2023
Notes interest expense	$22,272	$22,272	$22,301
Term Loan B interest expense	16,074	26,324	26,831
Term Loan B debt discount and issuance costs write-off	1,738	1,113	4,282
Notes issuance costs write-off	—	—	15
Gain on extinguishment of debt	—	—	(71)
Amortization of debt discount and issuance costs	4,247	4,550	4,832
Letters of credit fees	7,077	8,639	3,847
Other	910	761	1,063
Total	$52,318	$63,659	$63,100

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

Under the terms of the Credit Agreement, Adtalem is required to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) of equal to or less than 3.25 to 1.00. Adtalem was in compliance with the Credit Agreement debt covenants and the Notes covenants as of June 30, 2025.

14. Share Repurchases

Open Market Share Repurchase Programs

On March 1, 2022, we announced that the Board of Directors (the “Board”) authorized Adtalem’s thirteenth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through February 25, 2025. On January 16, 2024, Adtalem completed its thirteenth share repurchase program. On January 19, 2024, we announced that the Board authorized Adtalem’s fourteenth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. On May 5, 2025, Adtalem completed its fourteenth share repurchase program. On May 6, 2025, we announced that the Board authorized Adtalem’s fifteenth share repurchase program, which allows Adtalem to repurchase up to $150.0 million of its common stock through May 6, 2028. Adtalem made share repurchases under its share repurchase programs as follows (in thousands, except shares and per share data):

	Year Ended June 30,
	2025	2024	2023
Total number of share repurchases	2,317,937	5,446,113	3,207,036
Total cost of share repurchases	$211,416	$261,183	$127,254
Average price paid per share	$91.21	$47.96	$39.68

As of June 30, 2025, $150.0 million of authorized share repurchases remained under the fifteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

15. Stock-Based Compensation

Adtalem’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, employees and directors are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of June 30, 2025, 1,665,195 shares of common stock were available for future issuance under this plan.

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

Stock-based compensation expense, which is included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Stock-based compensation	$41,590	$25,947	$14,299
Income tax benefit	(8,695)	(8,594)	(3,938)
Stock-based compensation, net of tax	$32,895	$17,353	$10,361

There was no capitalized stock-based compensation cost as of each of June 30, 2025 and 2024.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graded vesting from the grant date and expire ten years from the grant date. The following table summarizes stock option activity for the year ended June 30, 2025:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of June 30, 2024	550,343	$37.34
Exercised	(273,780)	36.63
Expired	(1,325)	36.46
Outstanding as of June 30, 2025	275,238	38.05	5.4	$24,545
Exercisable as of June 30, 2025	232,430	$38.24	5.3	$20,683

The fair value of stock options that vested during the years ended June 30, 2025, 2024, and 2023 was $1.3 million, $1.9 million, and $2.1 million, respectively. As of June 30, 2025, $0.1 million of unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a remaining weighted-average period of 0.2 years. The total intrinsic value of stock options exercised for the years ended June 30, 2025, 2024, and 2023 was $10.6 million, $10.0 million, and $1.1 million, respectively. The tax benefit from options exercised for the years ended June 30, 2025, 2024, and 2023 was $0.3 million, $2.5 million, and $0.3 million, respectively.

RSUs

Prior to fiscal year 2023, we granted RSUs generally with a four-year graded vesting from the grant date. Beginning in fiscal year 2023, we grant RSUs generally with a three-year graded vesting from the grant date. We also grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the year ended June 30, 2025:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of June 30, 2024	755,841	$40.51
Granted	221,210	89.65
Vested	(390,514)	40.68
Forfeited	(56,568)	54.38
Unvested as of June 30, 2025	529,969	$59.41

The weighted-average grant date fair value per share of RSUs granted in the years ended June 30, 2025, 2024, and 2023 was $89.65, $44.24, and $39.90 respectively. The grant date fair value of RSUs that vested during the years ended June 30, 2025, 2024, and 2023 was $15.9 million, $13.0 million, and $9.4 million, respectively. As of June 30, 2025, $14.8 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 1.7 years.

PSUs

We issue PSUs generally with a three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the year ended June 30, 2025:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of June 30, 2024	629,770	$43.77
Granted	167,050	89.74
Vested	(83,357)	33.84
Forfeited	(99,463)	46.36
Unvested as of June 30, 2025	614,000	$57.20

The weighted-average grant date fair value per share of PSUs granted in the years ended June 30, 2025, 2024, and 2023 was $89.74, $50.02, and $40.43, respectively. The grant date fair value of PSUs that vested during the years ended June 30, 2025, 2024, and 2023 was $2.8 million, $4.1 million, and $3.4 million, respectively. As of June 30, 2025, $24.3 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.6 years.

16. Employee Benefit Plans

401(k) Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in Adtalem’s 401(k) Retirement Plan. Adtalem makes a matching employer contribution into the 401(k) Retirement Plan of 100% up to the first 6% of the participant’s eligible compensation. Expense for the matching employer contributions under the plan was $21.9 million, $19.7 million, and $17.9 million for the years ended June 30, 2025, 2024, and 2023, respectively.

Colleague Stock Purchase Plan

Under provisions of Adtalem’s current Colleague Stock Purchase Plan, any eligible employee may authorize Adtalem to withhold up to $25,000 of annual wages to purchase common stock of Adtalem. Adtalem implemented a new Colleague Stock Purchase Plan approved by stockholders at Adtalem’s annual meeting of stockholders held on November 6, 2019 which allows for the issuance of 500,000 shares. Currently, employees can purchase Adtalem’s common stock at 90% of the prevailing market price on the purchase date. Adtalem subsidizes the remaining 10% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were not material for the years ended June 30, 2025, 2024, and 2023. Total shares issued under the plans were 17,148, 19,666, and 18,463 for the years ended June 30, 2025, 2024, and 2023, respectively. These plans are intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, Adtalem is re-issuing treasury shares to satisfy colleague share purchases under this plan.

Nonqualified Deferred Compensation Plan

Adtalem has a nonqualified deferred compensation (“NDCP”) plan for highly compensated employees and its Board members. The plan allows participants to make tax-deferred contributions that cannot be made under the 401(k) Retirement Plan because of Internal Revenue Service limitations. The plan permits the deferral of up to 50% of a participant’s salary and up to 100% of a participant’s bonus or board fee. Adtalem currently matches up to 6% of the total eligible compensation of participants who make contributions under the plan. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Total liabilities under the NDCP plan included in accrued liabilities on the Consolidated Balance Sheets as of June 30, 2025 and 2024 were $13.5 million and $12.2 million, respectively. The increase or decrease in the fair value of the liabilities under the NDCP plan is included in student services and administrative expense in the Consolidated Statements of Income.

We have elected to fund our NDCP plan obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are placed in investments whose performance is generally consistent with the investments chosen by participants under their NDCP plan accounts, which are designated as trading securities and carried at fair value. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2025 and 2024 was $12.8 million and $13.2 million, respectively. We record trading gains and losses in other income, net in the Consolidated Statements of Income.

17. Fair Value Measurements

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

Level 3 – Unobservable inputs for the asset or liability. These fair value measurements require significant judgment.

The valuation methodologies used for our assets and liabilities measured at fair value and their classification in the valuation hierarchy are described below.

The carrying value of our cash, cash equivalents, and restricted cash approximates fair value because of their short-term nature and is classified as Level 1.

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under our nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2025 and 2024 was $12.8 million and $13.2 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates their fair value, is included in accounts and financing receivables, net and other assets, net on the Consolidated Balance Sheets as of June 30, 2025 and 2024 of $27.1

million and $28.9 million, respectively, and is classified as Level 2. See Note 9 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of June 30, 2025 and 2024 were $13.5 million and $12.2 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because its inputs are derived principally from observable market data by correlation to the hypothetical investments.

As of June 30, 2025 and 2024, the principal balance of our Notes was $405.0 million, with a fair value as of those dates of $402.8 million and $389.5 million, respectively. The valuation of the Notes was based upon quoted market prices and is classified as Level 1. As of June 30, 2025 and 2024, the principal balance of our Term Loan B was $153.3 million and $253.3 million, respectively, with a fair value of $153.8 million and $254.9 million, respectively. The valuation of the Term Loan B was based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our Notes and Term Loan B.

As of June 30, 2024, there were no assets or liabilities measured at fair value using Level 3 inputs.

We recorded asset impairments of $6.4 million on operating lease assets and property and equipment for the year ended June 30, 2025 as a result of adjusting the respective carrying values to fair values. The fair values were estimated using Level 3 inputs. These impairments were recorded within student services and administrative expense in the Consolidated Statements of Income.

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

Adtalem has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a nonrecurring basis include goodwill, intangible assets, and assets of businesses where the long-term value of the operations are deemed to be impaired. Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2025. See Note 12 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

18. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of June 30, 2025, we adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

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

In late January 2024 and early February 2024, ED sent notice to Chamberlain, RUSM, RUSVM, and Walden that it had received approximately 3,225, 1,700, 1,900, and 7,740 Borrower Defense to Repayment applications filed by students at Chamberlain, RUSM, RUSVM, and Walden respectively between June 23, 2022 and November 15, 2022. Each application seeks forgiveness of federal student loans made to these students. In the notices received, ED indicated that: (1) the notification was occurring prior to any substantive review of the application as well as its adjudication; (2) it would send the applications to each institution in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by ED. ED has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions ED chooses to initiate will have their own notification and response processes, which include an opportunity to provide additional evidence to the institutions. ED has indicated that an institution will learn of ED’s determination to forgive student loans only if it approves a Borrower Defense to Repayment application and ED seeks recoupment. Chamberlain, RUSM, RUSVM, and Walden have responded to all of the applications received and they believe that none properly stated a claim for loan forgiveness. In June 2025, ED sent notice to AUC that it had received approximately 330 similar Borrower Defense to Repayment applications filed by students at AUC. Each application seeks forgiveness of federal student loans made to these students. AUC will timely respond to the applications received.

19. Segment Information

We present three reportable segments as follows:

Chamberlain – This segment includes the operations of Chamberlain, which offers degree and certificate programs in the nursing and health professions postsecondary education industry.

Walden – This segment includes the operations of Walden, which offers degree and certificate programs, including those in nursing, education, counseling, business, information technology, psychology, public health, social work and human services, public administration and public policy, and criminal justice.

Medical and Veterinary – This segment includes the operations of AUC, RUSM, and RUSVM, collectively referred to as the “medical and veterinary schools,” which offers degree and certificate programs in the medical and veterinary postsecondary education industry.

These segments are consistent with the method by which Adtalem’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources. Adtalem’s CODM is our Chief Executive Officer. Our measure of segment profitability utilized by our CODM is adjusted operating income. Our CODM uses this measure to assess the operating results and performance of our segments, perform analytical comparisons to budget, and allocate resources to each segment during monthly operating reviews and annual budget process. Adjusted operating income excludes Home Office expense, restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, asset impairments, strategic advisory costs, loss on assets held for sale, debt modification costs, and gain on sale of assets because these are not associated with the ongoing operations of the segments. “Home Office” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment is not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Revenue:
Chamberlain	$725,774	$633,522	$571,034
Walden	693,430	595,332	533,725
Medical and Veterinary	369,086	355,798	346,067
Total consolidated revenue	$1,788,290	$1,584,652	$1,450,826
Cost of educational services:
Chamberlain	$321,769	$277,215	$248,727
Walden	240,084	221,110	199,625
Medical and Veterinary	209,577	200,223	200,134
Other segment expenses(1):
Chamberlain	$250,638	$218,507	$186,804
Walden	269,765	243,675	223,736
Medical and Veterinary	90,257	84,068	78,597
Adjusted operating income:
Chamberlain	$153,367	$137,800	$135,503
Walden	183,581	130,547	110,364
Medical and Veterinary	69,252	71,507	67,336
Total segment adjusted operating income	406,200	339,854	313,203
Reconciliation to Consolidated Financial Statements:
Home Office expense	(36,030)	(31,076)	(25,633)
Restructuring expense	(3,314)	(1,870)	(18,817)
Business integration expense	—	(34,215)	(42,661)
Amortization of acquired intangible assets:	(11,220)	(35,644)	(61,239)
Litigation reserve	5,550	(18,500)	(10,000)
Asset impairments	(6,442)	—	—
Strategic advisory costs	(12,000)	—	—
Loss on assets held for sale	(490)	(647)	—
Debt modification costs	(712)	(848)	—
Gain on sale of assets	—	—	13,317
Total consolidated operating income	341,542	217,054	168,170
Interest expense	(52,318)	(63,659)	(63,100)
Other income, net	9,290	10,542	6,965
Total consolidated income from continuing operations before income taxes	$298,514	$163,937	$112,035
Depreciation:
Chamberlain	$21,687	$18,752	$17,175
Walden	7,421	7,389	9,419
Medical and Veterinary	10,853	11,983	12,438
Home Office	741	1,552	2,344
Total consolidated depreciation	$40,702	$39,676	$41,376
Amortization of acquired intangible assets:
Walden	$11,220	$35,644	$61,239
Total consolidated amortization of acquired intangible assets	$11,220	$35,644	$61,239
(1)	Other segment expenses for each reportable segment include student services and administrative related expenses.

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Revenue by geographic area:
Domestic operations	$1,419,204	$1,228,854	$1,104,759
Barbados, St. Kitts, and St. Maarten	369,086	355,798	346,067
Total consolidated revenue	$1,788,290	$1,584,652	$1,450,826

	June 30,
	2025	2024
Long-lived assets by geographic area:
Domestic operations	$308,190	$283,597
Barbados, St. Kitts, and St. Maarten	139,135	149,507
Total consolidated long-lived assets	$447,325	$433,104

No one customer accounted for more than 10% of Adtalem’s consolidated revenue for all periods presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Adtalem’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Adtalem’s disclosure controls and procedures were effective as of June 30, 2025.

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

As of June 30, 2025, Adtalem’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, Adtalem’s management concluded that as of June 30, 2025, Adtalem’s internal control over financial reporting was effective.

 The effectiveness of Adtalem’s internal control over financial reporting as of June 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8. “Financial Statements and Supplementary Data” of this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of fiscal year 2025 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On June 10, 2025, Mr. Stephen W. Beard, Adtalem’s Chairman and Chief Executive Officer, entered into a 10b5-1 Preset Diversification Program (the “10b5-1 Plan”). Mr. Beard’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Trades under Mr. Beard’s 10b5-1 Plan are subject to the required “cooling-off period” with the estimated first sale date under Mr. Beard’s 10b5-1 Plan to occur not before September 12, 2025. The 10b5-1 Plan end date is May 29, 2026. The 10b5-1 Plan governs Mr. Beard’s sale of 108,000 shares of Adtalem common stock. After such sales, Mr. Beard will continue to satisfy the stock ownership requirements for our executive officers. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

On June 13, 2025, Mr. Douglas Beck, Adtalem’s Senior Vice President, General Counsel, Corporate Secretary and Institutional Support Services, entered in a 10b5-1 Plan. Mr. Beck’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Sales pursuant to the 10b5-1 Plan will begin no earlier than September 12, 2025. The 10b5-1 Plan end date is June 13, 2026. The 10b5-1 Plan governs Mr. Beck’s sale of 15,384 shares of Adtalem common stock. After such sales, Mr. Beck will continue to satisfy the stock ownership requirements for our executive officers. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Information Regarding Directors and Executive Officers. The information required by this Item 10 relating to directors and nominees for election to the Board of Directors is incorporated by reference to the Proxy Statement. The information required by this Item 10 with respect to our executive officers is set forth in “Information About Our Executive Officers” at the end of Part I of this Annual Report on Form 10-K.
(b)	Compliance with Section 16(a) of the Exchange Act. If applicable, the information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act will be contained in the Proxy Statement under the caption “Delinquent Section 16(a) Reports,” which is incorporated by reference to the Proxy Statement.
(c)	Code of Business Conduct and Ethics. In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, Adtalem has a Code of Conduct and Ethics, which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer), and all other employees. The full text of the Code is available on Adtalem’s website. Adtalem intends to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on its website.
(d)	Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.
(e)	Audit Committee Information. The information required by this Item 10 relating to Adtalem’s audit and finance committee financial experts and identification of the Adtalem’s audit committee is incorporated by reference to the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Voting Securities and Principal Holders” and “Executive Compensation Tables – Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

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

3.	Exhibits
Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
2.1	Stock Purchase Agreement, by and between the Registrant and Cogswell Education, LLC, dated December 4, 2017 (the “Cogswell Agreement”)		Exhibit 2.1 to the Registrant’s Form 8-K dated December 4, 2017
2.2	Amendment No. 1 to the Cogswell Agreement, dated August 2, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated August 3, 2018
2.3	Amendment No. 2 to the Cogswell Agreement dated as of December 11, 2018		Exhibit 2.3 to the Registrant’s Form 8-K dated December 12, 2018
2.4	Amendment No. 3 to the Cogswell Agreement, dated as of December 11, 2018		Exhibit 2.4 to the Registrant’s Form 8-K dated December 12, 2018
2.5	Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of September 11, 2020		Exhibit 2.1 to the Registrant’s Form 8-K dated September 16, 2020
2.6	Waiver and Amendment to Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of July 21, 2021		Exhibit 2.1 to the Registrant’s Form 8-K dated July 27, 2021

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
3.1	Restated Certificate of Incorporation of the Registrant, dated May 23, 2017		Exhibit 3.2 to the Registrant’s Form 8-K dated May 22, 2017
3.2	Amendment to Restated Certificate of Incorporation of the Registrant, dated November 8, 2023		Exhibit 3.2 to the Registrant’s Form 10-K for the year ended June 30, 2024
3.3	Amended and Restated By-Laws of the Registrant, as amended November 27, 2023		Exhibit 3.1 to the Registrant’s Form 8-K dated November 29, 2023
4.1	Description of Registrant’s Securities	X
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

Exhibit 10.1 to the Registrant’s Form 8-K dated August 12, 2021
4.5	Amendment No. 1 to Credit Agreement		Exhibit 4(e) to the Registrant’s Form 10-K for the year ended June 30, 2023
4.6	Amendment No. 2 to Credit Agreement		Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended March 31, 2024
4.7	Amendment No. 3 to Credit Agreement		Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2024
10.1*	Registrant’s Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.2*	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014
10.3*	Registrant’s Retirement Plan		Exhibit 10(d) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.4*	Amendment One to the Registrant’s Retirement Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.5*	Amendment Two to the Registrant’s Retirement Plan		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.6*	Amendment Three to the Registrant’s Retirement Plan		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2022

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10.7*	Form of Nonqualified Stock Option Agreement for Executive Officers		Exhibit 10(o) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.8*	Form of Nonqualified Stock Option Agreement for Employees		Exhibit 10(p) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.9*	Form of Incentive Stock Option Agreement for Executive Officers		Exhibit 10(q) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.10*	Form of Incentive Stock Option Agreement for Employees		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2014
10.11*	Form of Restricted Stock Unit Award Agreement for Directors		Exhibit 10(d) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.12*	Form of Nonqualified Stock Option Award Agreement for Executive Officers (for awards granted in fiscal year 2022)		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.13*	Form of Incentive Stock Option Award Agreement for Executive Officers (for awards granted in fiscal year 2022)		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.14*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2022)		Exhibit 10(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.15*	Form of Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2022)		Exhibit 10(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.16*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2023 and 2024)		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.17*	Form of Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2023 and 2024)		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.18*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2023)		Exhibit 10(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.19*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2023 and 2024)		Exhibit 10(d) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.20*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2024)		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2023
10.21*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2025)		Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2024
10.22*	Form of Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2025)		Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2024
10.23*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2025)		Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 2024

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10.24*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2025)		Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 31, 2024
10.25*	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010
10.26*	Executive Employment Agreement between the Registrant and Donna N. Jennings-Howell, dated October 12, 2009		Exhibit 10(jj) to the Registrant’s Form 10-K for the year ended June 30, 2018
10.27*	Executive Employment Agreement between the Registrant and Michael O. Randolfi		Exhibit 10.1 to the Registrant’s Form 8-K dated August 27, 2019
10.28*	Executive Employment Agreement between the Registrant and Karen S. Cox, dated June 15, 2018		Exhibit 10(nn) to the Registrant’s Form 10-K for the year ended June 30, 2020
10.29*	Executive Employment Agreement between the Registrant and Douglas G. Beck, dated May 6, 2021		Exhibit 10(gg) to the Registrant’s Form 10-K for the year ended June 30, 2021
10.30*	Executive Employment Agreement effective September 8, 2021, between the Registrant and Stephen W. Beard		Exhibit 10.1 to the Registrant’s Form 8-K dated August 6, 2021
10.31*	Executive Employment Agreement effective October 18, 2021, between the Registrant and Robert J. Phelan		Exhibit 10.1 to the Registrant’s Form 8-K dated November 15, 2021
10.32*	Separation Agreement and Release dated April 10, 2024 between the Registrant and Dr. John Danaher		Exhibit 10.1 to the Registrant’s Form 8K/A dated September 6, 2023
10.33*	Executive Employment Agreement between the Registrant and Maurice Herrera		Exhibit 10(qq) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.34*	Executive Employment Agreement between the Registrant and Michael Betz		Exhibit 10.43 to the Registrant’s Form 10-K for the year ended June 30, 2024
10.35*	Executive Employment Agreement between the Registrant and Scott Liles	X
19.1	Insider Trading Policy		Exhibit 19.1 to the Registrant’s Form 10-K for the year ended June 30, 2024
21.1	Subsidiaries of the Registrant	X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Incentive Compensation Recovery Policy		Exhibit 97.1 to the Registrant’s Form 10-K for the year ended June 30, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adtalem Global Education Inc.

Date: August 7, 2025	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen W. Beard	Chairman and Chief Executive Officer	August 7, 2025
Stephen W. Beard	(Principal Executive Officer)

/s/ Robert J. Phelan	Senior Vice President and Chief Financial Officer	August 7, 2025
Robert J. Phelan	(Principal Financial Officer)

/s/ Manjunath Gangadharan	Vice President and Chief Accounting Officer	August 7, 2025
Manjunath Gangadharan	(Principal Accounting Officer)

/s/ Michael W. Malafronte	Lead Independent Director	August 7, 2025
Michael W. Malafronte

/s/ William W. Burke	Director	August 7, 2025
William W. Burke

/s/ Donna J. Hrinak	Director	August 7, 2025
Donna J. Hrinak

/s/ Georgette Kiser	Director	August 7, 2025
Georgette Kiser

/s/ William Krehbiel	Director	August 7, 2025
William Krehbiel

/s/ Sharon O’Keefe	Director	August 7, 2025
Sharon O’Keefe

/s/ Kenneth J. Phelan	Director	August 7, 2025
Kenneth J. Phelan

/s/ Betty Vandenbosch	Director	August 7, 2025
Betty Vandenbosch

/s/ Lisa W. Wardell	Director	August 7, 2025
Lisa W. Wardell