Form 10-Q
period 2025-09-30
Adtalem Global Education Inc.
filed 2025-10-30
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 24, 2025, there were 36,328,546 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	September 30,	June 30,
	2025	2025
Assets:
Current assets:
Cash and cash equivalents	$264,691	$199,601
Restricted cash	1,494	1,563
Accounts and financing receivables, net	194,837	146,189
Prepaid expenses and other current assets	106,195	68,837
Total current assets	567,217	416,190
Noncurrent assets:
Property and equipment, net	257,357	256,131
Operating lease assets	189,762	191,194
Deferred income taxes	—	32,956
Intangible assets, net	762,669	765,474
Goodwill	961,262	961,262
Other assets, net	129,196	129,145
Total noncurrent assets	2,300,246	2,336,162
Total assets	$2,867,463	$2,752,352
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$104,576	$105,017
Accrued payroll and benefits	51,969	76,374
Accrued liabilities	62,812	77,286
Deferred revenue	322,867	214,091
Current operating lease liabilities	34,392	35,159
Total current liabilities	576,616	507,927
Noncurrent liabilities:
Long-term debt	553,152	552,669
Long-term operating lease liabilities	188,406	186,172
Deferred income taxes	53,313	31,856
Other liabilities	38,352	40,103
Total noncurrent liabilities	833,223	810,800
Total liabilities	1,409,839	1,318,727
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 36,324 and 35,952 shares outstanding as of September 30, 2025 and June 30, 2025, respectively	847	839
Additional paid-in capital	673,022	664,300
Retained earnings	2,839,406	2,777,574
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 48,333 and 47,990 shares as of September 30, 2025 and June 30, 2025, respectively	(2,053,424)	(2,006,861)
Total shareholders' equity	1,457,624	1,433,625
Total liabilities and shareholders' equity	$2,867,463	$2,752,352

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2025	2024
Revenue	$462,288	$417,400
Operating cost and expense:
Cost of educational services	200,767	185,995
Student services and administrative expense	175,734	159,073
Restructuring expense	310	2,094
Total operating cost and expense	376,811	347,162
Operating income	85,477	70,238
Interest expense	(11,090)	(14,482)
Other income, net	2,486	2,646
Income from continuing operations before income taxes	76,873	58,402
Provision for income taxes	(15,811)	(12,157)
Income from continuing operations	61,062	46,245
Discontinued operations:
Income (loss) from discontinued operations before income taxes	747	(107)
Benefit from income taxes	23	27
Income (loss) from discontinued operations	770	(80)
Net income and comprehensive income	$61,832	$46,165

Earnings (loss) per share:
Basic:
Continuing operations	$1.69	$1.23
Discontinued operations	$0.02	$(0.00)
Total basic earnings per share	$1.71	$1.22
Diluted:
Continuing operations	$1.65	$1.18
Discontinued operations	$0.02	$(0.00)
Total diluted earnings per share	$1.67	$1.18

Weighted-average shares outstanding:
Basic shares	36,111	37,721
Diluted shares	37,057	39,109

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2025	2024
Operating activities:
Net income	$61,832	$46,165
(Income) loss from discontinued operations	(770)	80
Income from continuing operations	61,062	46,245
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,293	9,451
Amortization of operating lease assets	7,216	6,948
Depreciation	10,296	9,803
Amortization of acquired intangible assets	2,805	2,805
Amortization and write-off of debt discount and issuance costs	1,145	1,113
Provision for bad debts	14,883	13,720
Deferred income taxes	54,413	16,456
Loss on disposals and impairments of property and equipment	2	107
Gain on investments	(680)	(613)
Changes in assets and liabilities:
Accounts and financing receivables	(62,690)	(56,803)
Prepaid expenses and other current assets	(29,841)	(7,389)
Cloud computing implementation assets	(4,812)	(7,888)
Accounts payable	1,378	(8,508)
Accrued payroll and benefits	(24,359)	(21,501)
Accrued liabilities	(12,287)	(8,467)
Deferred revenue	109,082	106,156
Operating lease liabilities	(4,317)	(7,232)
Other assets and liabilities	(960)	(4,836)
Net cash provided by operating activities-continuing operations	130,629	89,567
Net cash used in operating activities-discontinued operations	(80)	(251)
Net cash provided by operating activities	130,549	89,316
Investing activities:
Capital expenditures	(16,023)	(10,414)
Proceeds from sales of marketable securities	100	2,187
Purchases of marketable securities	(100)	(1,308)
Net cash used in investing activities	(16,023)	(9,535)
Financing activities:
Proceeds from exercise of stock options	131	9,498
Employee taxes paid on withholding shares	(39,119)	(10,717)
Proceeds from stock issued under Colleague Stock Purchase Plan	411	298
Repurchases of common stock for treasury	(7,595)	(33,190)
Proceeds from issuance of long-term debt	—	9,873
Repayments of long-term debt	—	(9,873)
Payment of debt issuance costs	(3,333)	—
Net cash used in financing activities	(49,505)	(34,111)
Net increase in cash, cash equivalents and restricted cash	65,021	45,670
Cash, cash equivalents and restricted cash at beginning of period	201,164	221,202
Cash, cash equivalents and restricted cash at end of period	$266,185	$266,872
Non-cash investing and financing activities:
Accrued capital expenditures	$4,727	$4,193
Accrued liability for repurchases of common stock	$—	$800
Accrued excise tax on share repurchases	$1,630	$3,259
Accrued debt issuance costs	$437	$—

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2024	83,194	$832	$611,949	$2,540,509	$(2,227)	45,513	$(1,781,928)	$1,369,135
Net income				46,165				46,165
Stock-based compensation			9,451					9,451
Net activity from stock-based compensation awards	635	6	9,492			143	(10,717)	(1,219)
Proceeds from stock issued under Colleague Stock Purchase Plan			141			(5)	190	331
Repurchases of common stock for treasury						462	(33,911)	(33,911)
September 30, 2024	83,829	$838	$631,033	$2,586,674	$(2,227)	46,113	$(1,826,366)	$1,389,952

June 30, 2025	83,942	$839	$664,300	$2,777,574	$(2,227)	47,990	$(2,006,861)	$1,433,625
Net income				61,832				61,832
Stock-based compensation			8,293					8,293
Net activity from stock-based compensation awards	715	8	123			290	(39,119)	(38,988)
Proceeds from stock issued under Colleague Stock Purchase Plan			306			(4)	151	457
Repurchases of common stock for treasury						57	(7,595)	(7,595)
September 30, 2025	84,657	$847	$673,022	$2,839,406	$(2,227)	48,333	$(2,053,424)	$1,457,624

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references. Adtalem reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended September 30, 2025 is for our first quarter of fiscal year 2026.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. We use the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations. Unless indicated, or the context requires otherwise, references to years refer to Adtalem’s fiscal years. Certain items presented in tables may not sum due to rounding. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our 2025 Form 10-K.

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

Recent Accounting Standards

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2026-06: “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The guidance was issued to modernize the accounting for software costs. The guidance is effective on a prospective, modified, or a retrospective transition approach for financial statements issued for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years. Early adoption of the guidance is permitted. We are currently evaluating the impact the guidance will have on Adtalem’s Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The guidance was issued to provide a practical expedient to measure credit losses on current accounts receivable and current contract assets. The guidance is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption of the guidance is permitted. We do not expect the guidance will have a material impact on Adtalem’s Consolidated Financial Statements.

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

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our Consolidated Financial Statements or disclosures.

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

We had income from discontinued operations of $0.8 million in the three months ended September 30, 2025 and loss from discontinued operations of $0.1 million in the three months ended September 30, 2024. We continue to incur costs associated with ongoing litigation and settlements related to divestitures, which are classified as expenses within discontinued operations.

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended September 30, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$179,201	$189,960	$90,937	$460,098
Other	—	—	2,190	2,190
Total	$179,201	$189,960	$93,127	$462,288

	Three Months Ended September 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$167,930	$161,513	$84,987	$414,430
Other	—	—	2,970	2,970
Total	$167,930	$161,513	$87,957	$417,400

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

Deferred revenue within current liabilities is $322.9 million and $214.1 million as of September 30, 2025 and June 30, 2025, respectively, which includes $41.5 million and $38.1 million, respectively, related to contract liabilities associated with material rights. Deferred revenue within other noncurrent liabilities is $25.4 million and $25.0 million as of September

30, 2025 and June 30, 2025, respectively, and relates entirely to contract liabilities associated with material rights, which are expected to be earned over approximately the next four fiscal years. Revenue of $181.0 million and $166.4 million was recognized during the three months ended September 30, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2026 and 2025, respectively.

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

5. Restructuring Expense

During the three months ended September 30, 2025, Adtalem recorded restructuring expense primarily driven by prior real estate consolidations at Adtalem’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring actions. During the three months ended September 30, 2024, Adtalem recorded restructuring expense primarily driven by workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Restructuring expense by segment was as follows (in thousands):

	Three Months Ended September 30, 2025
	Real Estate and Other	Termination Benefits	Total
Medical and Veterinary	$44	$—	$44
Home Office	145	121	266
Total	$189	$121	$310

	Three Months Ended September 30, 2024
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$897	$961	$1,858
Medical and Veterinary	59	—	59
Home Office	177	—	177
Total	$1,133	$961	$2,094

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Interest and dividend income	$1,806	$2,033
Investment gain	680	613
Other income, net	$2,486	$2,646

Investment gain includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations.

7. Income Taxes

Our effective tax rate from continuing operations was 20.6% and 20.8% in the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 decreased compared to the prior year period primarily due to an increase in tax benefits on stock-based compensation, partially offset by a limitation of tax benefits on certain executive compensation. The income tax provisions reflect the U.S. federal tax rate of 21%

adjusted for taxes related to global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, changes in uncertain tax positions, and tax benefits on stock-based compensation.

RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039 and RUSVM has an exemption in St. Kitts until 2038.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which introduced substantial changes to U.S. tax provisions. The most relevant provisions to Adtalem for fiscal year 2026 include allowing accelerated tax deductions for qualified property and research and development expenditures. The impacts of OBBBA were not material to the income tax provision for the three months ended September 30, 2025.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended
	September 30,
	2025	2024
Numerator:
Net income (loss):
Continuing operations	$61,062	$46,245
Discontinued operations	770	(80)
Net income	$61,832	$46,165

Denominator:
Weighted-average basic shares outstanding	36,111	37,721
Effect of dilutive stock awards	946	1,388
Weighted-average diluted shares outstanding	37,057	39,109

Earnings (loss) per share:
Basic:
Continuing operations	$1.69	$1.23
Discontinued operations	$0.02	$(0.00)
Total basic earnings per share	$1.71	$1.22
Diluted:
Continuing operations	$1.65	$1.18
Discontinued operations	$0.02	$(0.00)
Total diluted earnings per share	$1.67	$1.18

Weighted-average antidilutive shares	—	—

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

The classification of our accounts and financing receivable balances was as follows (in thousands):

	September 30, 2025
	Gross	Allowance	Net
Accounts receivables, current	$244,126	$(52,019)	$192,107
Financing receivables, current	5,332	(2,602)	2,730
Accounts and financing receivables, current	$249,458	$(54,621)	$194,837

Financing receivables, current	$5,332	$(2,602)	$2,730
Financing receivables, noncurrent	32,033	(8,515)	23,518
Total financing receivables	$37,365	$(11,117)	$26,248

	June 30, 2025
	Gross	Allowance	Net
Accounts receivables, current	$189,874	$(46,441)	$143,433
Financing receivables, current	5,393	(2,637)	2,756
Accounts and financing receivables, current	$195,267	$(49,078)	$146,189

Financing receivables, current	$5,393	$(2,637)	$2,756
Financing receivables, noncurrent	33,116	(8,757)	24,359
Total financing receivables	$38,509	$(11,394)	$27,115

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

The credit quality analysis of financing receivables as of September 30, 2025 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2022	2023	2024	2025	2026	Total
1-30 days past due	$704	$80	$349	$216	$104	$195	$1,648
31-60 days past due	302	96	39	521	353	14	1,325
61-90 days past due	91	13	58	28	703	—	893
91-120 days past due	44	—	263	3	659	—	969
121-150 days past due	36	2	21	41	335	—	435
Greater than 150 days past due	3,611	938	1,426	1,920	447	—	8,342
Total past due	4,788	1,129	2,156	2,729	2,601	209	13,612
Current	7,528	1,556	2,982	4,210	5,614	1,863	23,753
Financing receivables, gross	$12,316	$2,685	$5,138	$6,939	$8,215	$2,072	$37,365
Gross write-offs	$143	$60	$611	$131	$23	$—	$968

The credit quality analysis of financing receivables as of June 30, 2025 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2021	2022	2023	2024	2025	Total
1-30 days past due	$319	$303	$116	$37	$1,099	$1,623	$3,497
31-60 days past due	67	122	42	68	377	378	1,054
61-90 days past due	21	28	—	255	27	72	403
91-120 days past due	30	—	—	11	42	17	100
121-150 days past due	44	10	—	45	52	103	254
Greater than 150 days past due	2,261	1,291	1,171	2,058	1,935	293	9,009
Total past due	2,742	1,754	1,329	2,474	3,532	2,486	14,317
Current	5,858	2,609	1,819	3,323	4,440	6,143	24,192
Financing receivables, gross	$8,600	$4,363	$3,148	$5,797	$7,972	$8,629	$38,509
Gross write-offs	$1,158	$642	$478	$1,014	$876	$13	$4,181

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

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Three Months Ended September 30, 2025
	Accounts	Financing	Total
Beginning balance	$46,441	$11,394	$57,835
Write-offs	(12,119)	(968)	(13,087)
Recoveries	3,220	285	3,505
Provision for credit losses	14,477	406	14,883
Ending balance	$52,019	$11,117	$63,136

	Three Months Ended September 30, 2024
	Accounts	Financing	Total
Beginning balance	$35,336	$12,558	$47,894
Write-offs	(13,111)	(1,098)	(14,209)
Recoveries	2,577	176	2,753
Provision for credit losses	11,889	1,831	13,720
Ending balance	$36,691	$13,467	$50,158

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		September 30,	June 30,
	Useful Life	2025	2025
Land	-	$31,776	$31,776
Buildings and improvements	10 - 31 years	203,234	202,240
Leasehold improvements	Shorter of asset useful life or lease term	121,469	120,603
Furniture and equipment	3 - 8 years	106,685	104,708
Software	3 - 5 years	116,330	113,565
Construction in progress	-	28,656	24,983
Property and equipment, gross		608,150	597,875
Accumulated depreciation		(350,793)	(341,744)
Property and equipment, net		$257,357	$256,131

11. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through December 2042, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes the noncancelable period of the lease, as well as any periods for which we are reasonably certain to exercise extension options. We elected to account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have not entered into any finance leases.

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

As of September 30, 2025, we entered into one additional operating lease that has not yet commenced. The lease is expected to commence during the fourth quarter of fiscal year 2026, has a 16-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $4.1 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Operating lease cost	$12,347	$10,731
Sublease income	(1,072)	(1,496)
Total lease cost	$11,275	$9,235

Maturities of lease liabilities as of September 30, 2025 were as follows (in thousands):

Operating
Fiscal Year	Leases
2026 (remaining)	$36,536
2027	49,387
2028	45,377
2029	37,074
2030	34,537
Thereafter	159,111
Total lease payments	362,022
Less: lease incentives not yet received	(27,725)
Less: imputed interest	(111,499)
Present value of lease liabilities	$222,798

Lease term and discount rate were as follows:

September 30,
2025
Weighted-average remaining operating lease term (years)	8.2
Weighted-average operating lease discount rate	7.7%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease and lease incentive receipts)	$7,843	$9,381
Operating lease assets obtained in exchange for operating lease liabilities	$5,784	$2,114

Adtalem has entered into a sublease with a third party for one of its leased locations that expires in December 2025. We record sublease income as an offset against our lease expense recorded on the head lease. For leases which Adtalem vacated or partially vacated space, we recorded estimated restructuring charges in prior periods. Actual results may differ from these estimates, which could result in additional restructuring charges or reversals in future periods. Future minimum sublease rental income under these agreements as of September 30, 2025 was as follows (in thousands):

Fiscal Year	Amount
2026 (remaining)	$976
Total sublease rental income	$976

12. Goodwill and Intangible Assets

Goodwill balances by reportable segment were as follows (in thousands):

	September 30,	June 30,
	2025	2025
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Indefinite-lived intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2025	2025
Title IV eligibility and accreditations	$611,100	$611,100
Trade name	141,760	141,760
Total	$752,860	$752,860

Amortizable intangible assets consisted of the following (in thousands):

	September 30, 2025		June 30, 2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Curriculum	$56,091	$(46,282)	$56,091	$(43,477)	5 Years
Total	$56,091	$(46,282)	$56,091	$(43,477)

Amortization expense on finite-lived intangible assets was $2.8 million and $2.8 million in the three months ended September 30, 2025 and 2024, respectively. Future amortization expense on finite-lived intangible assets, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2026 (remaining)	$8,415
2027	1,394
Total	$9,809

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

During the first quarter of fiscal year 2026, Adtalem performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying value of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the first quarter of fiscal year 2026.

If economic conditions deteriorate or operating performance of our reporting units does not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	September 30,	June 30,
	2025	2025
Senior Secured Notes due 2028	$404,950	$404,950
Term Loan B	153,333	153,333
Total principal	558,283	558,283
Unamortized debt discount and issuance costs	(5,131)	(5,614)
Long-term debt	$553,152	$552,669

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2026 (remaining)	$—
2027	—
2028	404,950
2029	153,333
Total	$558,283

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes. This debt was subsequently retired. The principal balance of the Notes is $405.0 million as of September 30, 2025.

Accrued interest on the Notes of $1.9 million and $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025, respectively.

Credit Agreement

On August 12, 2021, in connection with the Walden acquisition, Adtalem entered into a credit agreement (the “Credit Agreement”) that provides for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.” The Revolver has availability for letters of credit and currencies other than U.S. dollars of up to $400.0 million.

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

As of September 30, 2025, the interest rate for borrowings under the Term Loan B facility was 6.91%, which approximated the effective interest rate. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million, $50.0 million, $50.0 million, and $100.0 million on September 22, 2022, November 22, 2022, January 26, 2024, and January 17, 2025, respectively. The principal balance of the Term Loan B is $153.3 million as of September 30, 2025. On October 29, 2025, we made an additional prepayment of $50.0 million on the Term Loan B, reducing the principal balance on the Term Loan B to $103.3 million.

Revolver

Borrowings under the Revolver bear interest at a rate per annum equal to SOFR, subject to a SOFR floor of 0.75%, plus an applicable margin ranging from 3.75% to 4.25% or an ABR plus an applicable margin ranging from 2.75% to 3.25% depending on Adtalem’s net first lien leverage ratio for such period. There were no borrowings under the Revolver during the three months ended September 30, 2025 and 2024.

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

The Credit Agreement requires payment of a commitment fee equal to 0.25% of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. The amount unused under the Revolver was $500.0 million as of September 30, 2025.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. In connection with the Amendment to the Revolver discussed above, we wrote-off $0.3 million of previously capitalized debt issuance costs within interest expense in the Consolidated Statements of Income during the three months ended September 30, 2025, and capitalized $3.8 million of new debt issuance costs. All newly capitalized debt issuance costs and unamortized debt issuance costs prior to the Amendment will be amortized over a five-year period from the date of the Amendment. The following table summarizes the unamortized debt discount and issuance costs activity for the three months ended September 30, 2025 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2025	$3,258	$2,356	$2,299	$7,913
Capitalized debt issuance costs	—	—	3,770	3,770
Amortization of debt discount and issuance costs	(297)	(186)	(367)	(850)
Debt discount and issuance costs write-off	—	—	(295)	(295)
Unamortized debt discount and issuance costs as of September 30, 2025	$2,961	$2,170	$5,407	$10,538

Off-Balance Sheet Arrangements

As of September 30, 2025, Adtalem had $179.0 million in surety-backed letters of credit outstanding in favor of the U.S. Department of Education (“ED”). The letters of credit represent 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2024 with an expiration date of January 31, 2026.

As of September 30, 2025, Adtalem had posted $61.9 million of surety bonds to satisfy certain state regulatory requirements for licensure.

Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Notes interest expense	$5,568	$5,568
Term Loan B interest expense	2,775	5,483
Revolver debt issuance costs write-off	295	—
Amortization of debt discount and issuance costs	850	1,113
Letters of credit fees	1,276	2,132
Other	326	186
Total	$11,090	$14,482

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

Under the terms of the Credit Agreement, Adtalem is required to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) of equal to or less than 3.25 to 1.00. Adtalem was in compliance with the Credit Agreement debt covenants and the Notes covenants as of September 30, 2025.

14. Share Repurchases

On January 19, 2024, we announced that the Board of Directors (the “Board”) authorized Adtalem’s fourteenth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. On May 5, 2025, Adtalem completed its fourteenth share repurchase program. On May 6, 2025, we announced that the Board authorized Adtalem’s fifteenth share repurchase program, which allows Adtalem to repurchase up to $150.0 million of its common stock through May 6, 2028. Adtalem made share repurchases under its share repurchase programs as follows (in thousands, except shares and per share data):

	Three Months Ended
	September 30,
	2025	2024
Total number of share repurchases	56,817	462,063
Total cost of share repurchases	$7,594	$33,911
Average price paid per share	$133.66	$73.39

As of September 30, 2025, $142.4 million of authorized share repurchases remained under the fifteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Stock-Based Compensation

Adtalem’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, employees and Board members are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of September 30, 2025, 1,486,604 shares of common stock were available for future issuance under this plan.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures of unvested awards in the period they occur. Adtalem issues new shares of common stock to satisfy stock option exercises, RSU vests, and PSU vests. Stock-based compensation expense is included in student services and administrative expense in the Consolidated Statements of Income. There was no capitalized stock-based compensation cost as of September 30, 2025 and June 30, 2025.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graded vesting from the grant date and expire ten years from the grant date. The following table summarizes stock option activity for the three months ended September 30, 2025:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of June 30, 2025	275,238	$38.05
Exercised	(3,624)	35.83
Outstanding as of September 30, 2025	271,614	38.08	5.2	$31,607
Exercisable as of September 30, 2025	271,614	$38.08	5.2	$31,607

The fair value of stock options that vested during the three months ended September 30, 2025 and 2024 was $0.6 million and $1.3 million, respectively. As of September 30, 2025, all stock options have been vested and therefore there is no remaining unrecognized stock-based compensation expense related to unvested stock options. The total intrinsic value of stock options exercised for the three months ended September 30, 2025 and 2024 was $0.4 million and $9.7 million, respectively.

RSUs

We grant RSUs generally with a three-year graded vesting from the grant date. We also grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the three months ended September 30, 2025:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of June 30, 2025	529,969	$59.41
Granted	1,060	117.85
Vested	(223,670)	40.01
Forfeited	(5,880)	66.79
Unvested as of September 30, 2025	301,479	$73.87

The weighted-average grant date fair value per share of RSUs granted in the three months ended September 30, 2025 and 2024 was $117.85 and $74.83, respectively. The grant date fair value of RSUs that vested during the three months ended September 30, 2025 and 2024 was $8.9 million and $11.4 million, respectively. As of September 30, 2025, $11.6 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 1.6 years.

PSUs

We grant PSUs with an approximate three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the three months ended September 30, 2025:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of June 30, 2025	614,000	$57.20
Incremental PSUs granted based on achievement of metrics	196,416	42.03
Vested	(487,721)	41.83
Forfeited	(13,005)	42.48
Unvested as of September 30, 2025	309,690	$72.41

The grant date fair value of PSUs that vested during the three months ended September 30, 2025 and 2024 was $20.4 million and $2.8 million, respectively. As of September 30, 2025, $19.4 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.5 years.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under our nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025 was $13.5 million and $12.8 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates their fair value, is included in accounts and financing receivables, net and other assets, net on the Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025 of $26.2 million and $27.1 million, respectively, and is classified as Level 2. See Note 9 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025 were $14.9 million and $13.5 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because its inputs are derived principally from observable market data by correlation to the hypothetical portfolio of investments.

As of both September 30, 2025 and June 30, 2025, the principal balance of our Notes was $405.0 million, with a fair value as of those dates of $405.1 million and $402.8 million, respectively. The valuation of the Notes was based upon quoted market prices and is classified as Level 1. As of both September 30, 2025 and June 30, 2025, the principal balance of our Term Loan B was $153.3 million, with a fair value as of those dates of $153.8 million and $153.8 million, respectively. The valuation of the Term Loan B was based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our Notes and Term Loan B.

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

17. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of September 30, 2025, we adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

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

In late January 2024 and early February 2024, ED sent notices to Chamberlain, RUSM, RUSVM, and Walden that it had received Borrower Defense to Repayment (“BDR”) applications filed by students between June 23, 2022 and November 15, 2022, which ED subsequently sent to each institution for awareness and optional response. Without a similar notice, in June 2025, AUC also received BDR claims that had been filed during the same 2022 timeframe. Each application seeks forgiveness of federal student loans made to these students. In the notices received, ED indicated that: (1) the notification was occurring prior to any substantive review of the application as well as its adjudication; (2) it would send the applications to each institution in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by ED. ED has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions ED chooses to initiate will have their own notification and response processes, which include an opportunity to provide additional evidence by the applicable institution. ED has indicated that an institution will learn of ED’s determination to forgive student loans only if it approves a BDR application and ED seeks recoupment. As of September 10, 2025, AUC, Chamberlain, RUSM, RUSVM, and Walden respectively have received 336, 3,144, 1,745, 1,905, and 7,804 BDR claims. Each institution has responded to all applications received; they believe that none properly stated an eligible claim for loan forgiveness. To date, none of Adtalem’s institutions have received an ED notice of BDR application approvals or recoupment intent.

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

These segments are consistent with the method by which Adtalem’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources. Adtalem’s CODM is our Chief Executive Officer. Our measure of segment profitability utilized by our CODM is adjusted operating income. Our CODM uses this measure to assess the operating results and performance of our segments, perform analytical comparisons to budget, and allocate resources to each segment during monthly operating reviews and annual budget process. Adjusted operating income excludes Home Office expense, restructuring expense, amortization of acquired intangible assets, strategic advisory costs, and debt modification costs because these are not associated with the ongoing operations of the segments. “Home Office” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment are not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Revenue:
Chamberlain	$179,201	$167,930
Walden	189,960	161,513
Medical and Veterinary	93,127	87,957
Total consolidated revenue	$462,288	$417,400
Cost of educational services:
Chamberlain	$83,198	$76,406
Walden	64,752	57,981
Medical and Veterinary	52,817	51,608
Other segment expenses(1):
Chamberlain	$70,395	$63,692
Walden	69,134	60,890
Medical and Veterinary	23,538	21,619
Adjusted operating income:
Chamberlain	$25,608	$27,832
Walden	56,074	42,642
Medical and Veterinary	16,772	14,730
Total segment adjusted operating income	98,454	85,204
Reconciliation to Consolidated Financial Statements:
Home Office expense	(8,178)	(9,355)
Restructuring expense	(310)	(2,094)
Amortization of acquired intangible assets	(2,805)	(2,805)
Strategic advisory costs	(1,684)	—
Debt modification costs	—	(712)
Total consolidated operating income	85,477	70,238
Interest expense	(11,090)	(14,482)
Other income, net	2,486	2,646
Total consolidated income from continuing operations before income taxes	$76,873	$58,402
Depreciation:
Chamberlain	$5,375	$5,368
Walden	1,940	1,682
Medical and Veterinary	2,820	2,569
Home Office	161	184
Total consolidated depreciation	$10,296	$9,803
Amortization of acquired intangible assets:
Walden	$2,805	$2,805
Total consolidated amortization of acquired intangible assets	$2,805	$2,805

(1)	Other segment expenses for each reportable segment include student services and administrative related expenses.

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Revenue by geographic area:
Domestic operations	$369,161	$329,443
Barbados, St. Kitts, and St. Maarten	93,127	87,957
Total consolidated revenue	$462,288	$417,400

	September 30,	June 30,
	2025	2025
Long-lived assets by geographic area:
Domestic operations	$310,440	$308,190
Barbados, St. Kitts, and St. Maarten	136,679	139,135
Total consolidated long-lived assets	$447,119	$447,325

No one customer accounted for more than 10% of Adtalem’s consolidated revenue for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read with and is qualified in its entirety by the Consolidated Financial Statements and the notes thereto included in this report. It should also be read in conjunction with the Cautionary Disclosure Regarding Forward-Looking Statements, the Risk Factors included in or incorporated by reference in this report (see Item 1A. “Risk Factors”), and the Financial Aid and Legislative and Regulatory Requirements disclosures set forth in this report. Adtalem reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended September 30, 2025 is for our first quarter of fiscal year 2026.

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

First Quarter Highlights

Financial and operational highlights for the first quarter of fiscal year 2026 include:

●	Adtalem revenue increased 10.8%, or $44.9 million, to $462.3 million in the first quarter of fiscal year 2026 compared to the prior year period driven by increased revenue across all of our segments.
●	Net income increased 33.9%, or $15.7 million, to $61.8 million in the first quarter of fiscal year 2026 compared to the prior year period. This increase was primarily driven by an increase in revenue and decreases in restructuring expense and interest expense, partially offset by increases in strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.
●	Diluted earnings per share increased 41.5%, or $0.49, to $1.67, in the first quarter of fiscal year 2026 compared to the prior year period driven by the increase in net income and lower diluted shares due to share repurchases.
●	Adjusted net income increased 28.5%, or $14.4 million, to $64.9 million in the first quarter of fiscal year 2026 compared to the prior year period. This increase was primarily driven by an increase in revenue and a decrease in interest expense, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.
●	Diluted adjusted earnings per share increased 35.7%, or $0.46, to $1.75 in the first quarter of fiscal year 2026 compared to the prior year period driven by the increase in adjusted net income and lower diluted shares due to share repurchases.
●	For the July 2025 and September 2025 sessions, total student enrollment at Chamberlain increased 4.5% and 2.2%, respectively, compared to the same sessions last year.
●	As of September 30, 2025, total student enrollment at Walden increased 13.6% compared to September 30, 2024.
●	For the September 2025 semester, total student enrollment at the medical and veterinary schools increased 2.4% compared to the same semester last year.
●	On August 6, 2025, we entered into Amendment No. 4 to Credit Agreement and Incremental Assumption Agreement (the “Amendment”), to (i) increase available commitments under our revolving facility by $100.0 million (resulting in aggregate outstanding commitments of $500.0 million under the revolving facility after giving effect to the Amendment), (ii) extend the maturity and commitment termination date of our revolving facility to August 6, 2030, and (iii) reduce the pricing on any drawn revolving loans to SOFR plus an applicable margin ranging from 2.25%

to 3.00% or an ABR plus an applicable margin ranging from 1.25% to 2.00% depending on Adtalem’s net first lien leverage ratio for such period.
●	Adtalem repurchased a total of 56,817 shares of its common stock under its share repurchase programs at an average cost of $133.66 per share during the first quarter of fiscal year 2026. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

One Big Beautiful Bill Act

In July 2025, the U.S. Congress passed the One Big Beautiful Bill Act (“OBBBA”). The U.S. Department of Education (“ED”) has commenced negotiated rulemaking regarding the education-related provisions of OBBBA but has yet to issue necessary enabling regulations and guidance with respect to these provisions. Due to the complexity of OBBBA, including yet to be promulgated implementing regulations (including how to implement the “Do No Harm” provision discussed below) and lack of interpretive guidance, the impact of OBBBA on our institutions and our business is not yet fully known.

OBBBA makes several substantial changes to the availability of federal student aid, which many of our students rely on to fund their education, including:

●	increasing the annual unsubsidized loan limit for students in professional programs from $20,500 to $50,000. The annual limit for students in non-professional graduate programs remains at the current level of $20,500;
●	eventually phasing out the Grad PLUS loan program, which is available to and used by students at Adtalem’s institutions. Existing Grad PLUS borrowers as of June 30, 2026 are grandfathered for the remaining program length or three academic years, whichever is shorter;
●	establishing new aggregate federal loan caps for new students starting on or after July 1, 2026 as follows: a $100,000 cap for graduate students and a $200,000 cap for professional students, both excluding undergraduate borrowing, and a $257,500 lifetime borrowing limit on all Title IV student loans, excluding Parent Plus loans;
●	reducing the amount of a loan that a student may borrow for an academic year if the student is enrolled part-time, in proportion to the degree to which the student is not enrolled full-time; and
●	adding “Do No Harm” provisions applicable to all Title IV participating institutions providing that an undergraduate program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA and its implementing regulations are no greater than earnings of a population with a high school diploma, and a graduate or professional program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA and its implementing regulations are no greater than the earnings of a population with a bachelor’s degree, in each case for two years in a three-year period.

We continue to analyze the changes made by OBBBA and what effect they may have on Adtalem and our programs. These changes could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

Results of Operations

Revenue

The following table presents revenue by segment detailing the changes from the prior year period (in thousands):

	Three Months Ended September 30, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$167,930	$161,513	$87,957	$417,400
Growth	11,271	28,447	5,170	44,888
Fiscal year 2026	$179,201	$189,960	$93,127	$462,288
% change from prior year	6.7%	17.6%	5.9%	10.8%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2026
Session	July 2025	Sept. 2025
Total students	37,697	39,846
% change from prior year	4.5%	2.2%

	Fiscal Year 2025
Session	July 2024	Sept. 2024	Nov. 2024	Jan. 2025	Mar. 2025	May 2025
Total students	36,061	38,987	39,691	40,445	40,564	38,891
% change from prior year	12.1%	11.7%	11.5%	8.7%	6.8%	5.8%

Chamberlain revenue increased 6.7%, or $11.3 million, to $179.2 million in the first quarter of fiscal year 2026 compared to the prior year period, driven by an increase in enrollment and higher tuition rates. Increased enrollment was driven by growth in pre-licensure nursing programs, partially offset by a decline in post-licensure nursing programs. Chamberlain is achieving growth by optimizing investments in student enrollment and experience while leveraging scale through a national footprint and providing a full breadth of nursing programs and modalities.

Tuition Rates:

Tuition rates in the current fiscal year increased compared to the prior fiscal year for the Bachelor of Science in Nursing (“BSN”) onsite and online degree, Master of Science in Nursing (“MSN”) online degree, and Doctor of Nursing Practice (“DNP”) degree programs. The average increase across all of these programs was approximately 4.6% from the prior year.

Walden

Walden Student Enrollment:

	Fiscal Year 2026
	Sept. 30,
Period	2025
Total students	52,216
% change from prior year	13.6%

	Fiscal Year 2025
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
Period	2024	2024	2025	2025
Total students	45,979	46,399	48,526	48,116
% change from prior year	12.2%	13.2%	13.5%	15.0%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 17.6%, or $28.4 million, to $190.0 million in the first quarter of fiscal year 2026 compared to the prior year period, driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Walden’s improved enrollment has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

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

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2026
Semester	Sept. 2025
Total students	5,297
% change from prior year	2.4%

	Fiscal Year 2025
Semester	Sept. 2024	Jan. 2025	May 2025
Total students	5,174	5,133	4,773
% change from prior year	(0.7)%	1.2%	1.0%

Medical and Veterinary revenue increased 5.9%, or $5.2 million, to $93.1 million in the first quarter of fiscal year 2026 compared to the prior year period, driven by an increase in enrollment and higher tuition rates. Management’s focus is on increasing enrollment and renewing operational effectiveness, specifically around academic support and the enrollment experience.

Tuition Rates:

●	Effective for semesters beginning in September 2025, tuition rates and administrative fees for the basic sciences and clinical rotation portions of AUC’s medical program increased 4.5% from the prior academic year.
●	Effective for semesters beginning in September 2025, tuition rates and administrative fees for the basic sciences and clinical rotation portions of RUSM’s medical program increased 4.5% and 4.6%, respectively, from the prior academic year.
●	Effective for semesters beginning in September 2025, tuition rates for the pre-clinical and clinical curriculum of RUSVM’s veterinary program increased 3.0% from the prior academic year.

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

	Three Months Ended September 30, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$76,406	$57,981	$51,608	$185,995
Cost increase	6,792	6,771	1,209	14,772
Fiscal year 2026	$83,198	$64,752	$52,817	$200,767
% change from prior year	8.9%	11.7%	2.3%	7.9%

Cost of educational services increased 7.9%, or $14.8 million, to $200.8 million in the first quarter of fiscal year 2026 compared to the prior year period. This cost increase was primarily driven by an increase in labor and other costs to support increased enrollment.

As a percentage of revenue, cost of educational services was 43.4% and 44.6% in the first quarter of fiscal year 2026 and 2025, respectively. The decrease in the percentage was primarily the result of revenue growth accompanied with cost efficiencies.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization of acquired intangible assets. The following table presents student services and administrative expense by segment detailing the changes from the prior year period (in thousands):

	Three Months Ended September 30, 2025
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2025	$63,692	$63,695	$21,619	$10,067	$159,073
Cost increase (decrease)	6,703	8,244	1,919	(1,177)	15,689
Strategic advisory costs increase	—	—	—	1,684	1,684
Debt modification costs decrease	—	—	—	(712)	(712)
Fiscal year 2026	$70,395	$71,939	$23,538	$9,862	$175,734

Fiscal year 2026 % change:
Cost increase	10.5%	12.9%	8.9%	NM	9.9%
Strategic advisory costs increase	—	—	—	NM	1.1%
Debt modification costs decrease	—	—	—	NM	(0.4)%
Fiscal year 2026 % change	10.5%	12.9%	8.9%	NM	10.5%

Student services and administrative expense increased 10.5%, or $16.7 million, to $175.7 million in the first quarter of fiscal year 2026 compared to the prior year period. After excluding strategic advisory costs and debt modification costs, student services and administrative expense increased 9.9%, or $15.7 million, in the first quarter of fiscal year 2026 compared to the prior year period. This cost increase was primarily driven by an increase in marketing expense and investments to support growth initiatives.

As a percentage of revenue, student services and administrative expense was 38.0% and 38.1% in the first quarter of fiscal year 2026 and 2025, respectively.

Restructuring Expense

Restructuring expense was $0.3 million and $2.1 million in the first quarter of fiscal year 2026 and 2025, respectively. This decrease was primarily driven by reduced workforce reductions in the current year period and costs to exit certain course offerings in the prior year period, which were not repeated in the current year period. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Operating Income

The following table presents a reconciliation of operating income to adjusted operating income by segment (in thousands):

	Three Months Ended
	September 30,
			Increase/(Decrease)
	2025	2024	$	%
Chamberlain:
Operating income	$25,608	$25,974	$(366)	(1.4)%
Restructuring expense	—	1,858	(1,858)
Adjusted operating income	$25,608	$27,832	$(2,224)	(8.0)%
Operating margin	14.3%	15.5%
Adjusted operating margin	14.3%	16.6%

Walden:
Operating income	$53,269	$39,837	$13,432	33.7%
Amortization of acquired intangible assets	2,805	2,805	—
Adjusted operating income	$56,074	$42,642	$13,432	31.5%
Operating margin	28.0%	24.7%
Adjusted operating margin	29.5%	26.4%

Medical and Veterinary:
Operating income	$16,728	$14,671	$2,057	14.0%
Restructuring expense	44	59	(15)
Adjusted operating income	$16,772	$14,730	$2,042	13.9%
Operating margin	18.0%	16.7%
Adjusted operating margin	18.0%	16.7%

Home Office:
Operating loss	$(10,128)	$(10,244)	$116	1.1%
Restructuring expense	266	177	89
Strategic advisory costs	1,684	—	1,684
Debt modification costs	—	712	(712)
Adjusted operating loss	$(8,178)	$(9,355)	$1,177	12.6%

Adtalem Global Education:
Operating income (GAAP)	$85,477	$70,238	$15,239	21.7%
Restructuring expense	310	2,094	(1,784)
Amortization of acquired intangible assets	2,805	2,805	—
Strategic advisory costs	1,684	—	1,684
Debt modification costs	—	712	(712)
Adjusted operating income (non-GAAP)	$90,276	$75,849	$14,427	19.0%
Operating margin (GAAP)	18.5%	16.8%
Adjusted operating margin (non-GAAP)	19.5%	18.2%

Consolidated operating income increased 21.7%, or $15.2 million, to $85.5 million in the first quarter of fiscal year 2026 compared to the prior year period. The operating income increase in the first quarter of fiscal year 2026 was primarily driven by an increase in revenue and a decrease in restructuring expense, partially offset by increases in strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Consolidated adjusted operating income increased 19.0%, or $14.4 million, to $90.3 million in the first quarter of fiscal year 2026 compared to the prior year period. The adjusted operating income increase in the first quarter of fiscal year 2026 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Chamberlain

Segment adjusted operating income decreased 8.0%, or $2.2 million, to $25.6 million in the first quarter of fiscal year 2026 compared to the prior year period. The adjusted operating income decrease in the first quarter of fiscal year 2026 was primarily driven by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives, partially offset by an increase in revenue.

Walden

Segment adjusted operating income increased 31.5%, or $13.4 million, to $56.1 million in the first quarter of fiscal year 2026 compared to the prior year period. The adjusted operating income increase in the first quarter of fiscal year 2026 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Medical and Veterinary

Segment adjusted operating income increased 13.9%, or $2.0 million, to $16.8 million in the first quarter of fiscal year 2026 compared to the prior year period. The adjusted operating income increase in the first quarter of fiscal year 2026 was primarily driven by an increase in revenue, partially offset by increases in investments to support initiatives to drive growth and investments in academic support.

Interest Expense

Interest expense was $11.1 million and $14.5 million in the first quarter of fiscal year 2026 and 2025, respectively. This decrease was primarily driven by lower interest expense on our Term Loan B due to decreased borrowings and a lower interest rate, and lower balances on our outstanding letters of credit (as discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Other Income, Net

Other income, net was $2.5 million and $2.6 million in the first quarter of fiscal year 2026 and 2025, respectively.

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

Our effective tax rate from continuing operations was 20.6% and 20.8% in the first quarter of fiscal year 2026 and 2025, respectively. The effective tax rate for the first quarter of fiscal year 2026 decreased compared to the prior year period primarily due to an increase in tax benefits on stock-based compensation, partially offset by a limitation of tax benefits on certain executive compensation.

In July 2025, OBBBA was signed into law, which introduced substantial changes to U.S. tax provisions. The most relevant provisions to Adtalem for fiscal year 2026 include allowing accelerated tax deductions for qualified property and research and development expenditures. The impacts of OBBBA were not material to the income tax provision for the first quarter of fiscal year 2026.

Discontinued Operations

We had income from discontinued operations of $0.8 million in the first quarter of fiscal year 2026 and loss from discontinued operations of $0.1 million in the first quarter of fiscal year 2025. We continue to incur costs associated with ongoing litigation and settlements related to divestitures, which are classified as expenses within discontinued operations.

Financial Aid

Like other higher education institutions, Adtalem’s institutions are dependent upon the timely receipt of federal financial aid funds. All public financial aid programs are subject to political and governmental budgetary considerations. Adtalem’s institutions and their students participate in a wide range of financial aid programs, including U.S. federal financial aid, state financial aid, Canadian financial aid, private loan programs, tax-favored programs, Adtalem-provided financial assistance, and employer-provided financial assistance. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. Changes to financial aid programs that restrict student eligibility or reduce funding levels could have a material adverse effect on Adtalem’s business, financial condition, results of operations, and cash flows. See Item 1A. “Risk Factors” in our 2025 Form 10-K for a discussion of student financial aid related risks.

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

Prior to fiscal year 2022, Adtalem’s composite score was greater than 1.5. However, on September 25, 2023, ED notified Adtalem that its fiscal year 2022 composite score had declined to 0.2. As previously disclosed, this was expected due to the acquisition of Walden and other transactions. ED advised that Adtalem’s five institutions will be permitted to continue to participate in Title IV under provisional certifications with heightened cash monitoring and continued reporting. Management does not believe these conditions will have a material adverse effect on Adtalem’s operations. At ED’s request, Adtalem maintains two surety-backed letters of credit in favor of ED totaling $179.0 million representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2024. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

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

Chamberlain was most recently recertified and issued an unrestricted PPA in September 2020, with a reapplication date of June 30, 2024. The lengthy PPA recertification process is such that ED allows unhampered continued access to Title IV funding after PPA expiration, so long as materially complete applications are submitted at least 90 days in advance of expiration. A complete application for Chamberlain’s PPA recertification was timely submitted to ED.

ED approved Walden’s change in ownership application and issued Walden a provisional PPA through June 30, 2025, with its application for PPA recertification due March 31, 2025. A complete application for Walden’s PPA recertification was timely submitted to ED.

ED provisionally recertified AUC and RUSM’s Title IV PPAs through March 31, 2025. Complete applications for AUC and RUSM’s PPA recertification were timely submitted to ED. ED has provisionally recertified RUSVM’s Title IV PPA through March 31, 2027.

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

Gainful Employment

The HEA requires certificate programs at all Title IV institutions and degree programs at proprietary Title IV institutions to prepare students for gainful employment in a recognized occupation. In October 2023, ED released new Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) rules effective July 1, 2024. GE programs must meet a debt-to-earnings test in which graduates’ annual debt payments must not exceed 8% of their annual earnings or 20% of their discretionary earnings. GE programs must also meet an earnings premium test in which graduates’ earnings must exceed those of a typical high school graduate. Under the regulation, programs that fail either metric must provide warnings to students and prospective students that the program is at risk of losing Title IV eligibility and programs that fail the same measure in two out of three consecutive years lose Title IV eligibility. The GE regulation also includes a transparency framework in which debt-to-earnings, earnings premium, and a wide range of other program outcomes for all Title IV programs are disclosed on a website hosted by ED. Because there are many factors and unknowns, including the earnings of program graduates, Adtalem is reviewing the regulation to determine what impact, if any, the regulation will have on its programs. In addition, multiple parties sought to block enforcement of the FVT/GE rule under the Administrative Procedure Act and other legal theories. On October 2, 2025, a federal district judge ruled in ED’s favor, upholding the FVT/GE rules. The decision is subject to appeal. On February 14, 2025, ED extended the institutional reporting deadline for 2023-2024 and earlier award years until September 30, 2025. The reporting deadline for the 2024-2025 award year was October 1, 2025. On July 25, 2025, ED announced its intent to establish negotiated rulemaking committees in advance of issuing draft regulations on various topics, including FVT/GE. The negotiating committee addressing FVT/GE is scheduled to meet in December 2025 and January 2026. ED may propose to amend or rescind the FVT/GE rules.

Do No Harm

The recently enacted Do No Harm provisions of OBBBA provide that an undergraduate program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA are no greater than earnings of a population with a high school diploma, and a graduate or professional program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA and its implementing regulations are no greater than the earnings of a population with a bachelor’s degree, in each case for two years in a three-year period. These provisions are applicable to all Title IV participating institutions. Regulations to define how Do No Harm will be implemented, including the definition of completer, the populations to be used to measure the difference between earnings of completers and earnings of others, have yet to be promulgated. On July 25, 2025, ED announced its intent to establish negotiated rulemaking committees to implement Do No Harm and other provisions of OBBBA.

The 90/10 Rule

An ED regulation known as the 90/10 Rule affects only proprietary institutions participating in Title IV programs, including each of Adtalem’s institutions. An institution that does not meet the 90% threshold for two consecutive fiscal years loses its eligibility to participate in Title IV programs. Previously, an institution could not derive more than 90% of its revenue on a cash basis from Title IV financial aid funds. In March 2021, the American Rescue Plan Act amended the 90/10 calculation to require no more than 90% of revenue at proprietary institutions be derived from any federal education assistance funds, including but not limited to previously excluded U.S. Department of Veterans Affairs benefits and Department of Defense tuition assistance funds. This change was subject to negotiated rulemaking with the final rule published by ED in October 2022. The amended rule applies to an institution’s fiscal years beginning on or after January 1, 2023. For Adtalem’s institutions, the updated 90/10 rule is therefore effective with the calculation for fiscal year 2024. The following table shows the 90/10 rates for each Adtalem institution for fiscal year 2024 based on the new 90/10 rules and fiscal year 2023 based on the old 90/10 rules that were still in effect for that period. Final rates for fiscal year 2025 are not yet available. We are also providing a consolidated rate for Adtalem even though it is not subject to 90/10 requirements.

	Fiscal Year
	2024	2023
Chamberlain University	68%	65%
Walden University	82%	78%
American University of the Caribbean School of Medicine	87%	81%
Ross University School of Medicine	87%	87%
Ross University School of Veterinary Medicine	78%	79%
Consolidated	77%	75%

Borrower Defense to Repayment

Under the HEA, ED is authorized to specify acts or omissions of an institution that a borrower may assert as a Borrower Defense to Repayment (“BDR”) of their Title IV loans made under the Federal Direct Loan Program. The 2022 BDR regulations were scheduled to go into effect on July 1, 2023 that included a lower threshold for establishing misrepresentation, no statute of limitation for claims submission, expanded reasons to file a claim including aggressive or deceptive recruitment tactics and omission of fact, weakened due processes afforded to institutions, and reinstated provisions for group discharges. ED also included a six-year statute of limitations for recovery of funds from institutions. These changes would increase financial liability risk and reputational risk for Adtalem. However, the updated rules were delayed by litigation from another party and the July 2025 enactment of OBBBA restored the 2019 BDR regulations and delayed the 2022 regulations until July 1, 2035. Consequently, on August 8, 2025, the parties in the litigation dismissed the appeal of the preliminary injunction order, returning the merits of the case to the district court.

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

Adtalem’s consolidated cash and cash equivalents balance of $264.7 million and $199.6 million as of September 30, 2025 and June 30, 2025, respectively, included cash and cash equivalents held at Adtalem’s international operations of

$8.9 million and $22.9 million as of September 30, 2025 and June 30, 2025, respectively, which is available to Adtalem for general corporate purposes.

Cash Flow Summary

Operating Activities

Net cash provided by operating activities from continuing operations in the three months ended September 30, 2025 increased $41.1 million to $130.6 million, compared to $89.6 million in the prior year period. This increase was primarily driven by a $15.2 million increase in operating income mainly due to increased revenue from students, a $5.4 million decrease in interest payments, a $3.8 million decrease in payments to vendors, and a $2.9 million increase in cash collected from students mainly related to future performance obligations.

Investing Activities

Net cash used in investing activities in the three months ended September 30, 2025 and 2024 was $16.0 million and $9.5 million, respectively, and was primarily driven by capital expenditures of $16.0 million and $10.4 million, respectively. Capital expenditures for fiscal year 2026 are expected to include information technology investments and new campus development at Chamberlain.

Financing Activities

Net cash used in financing activities in the three months ended September 30, 2025 was $49.5 million, primarily driven by employee taxes paid on withholding shares of $39.1 million. Net cash used in financing activities in the three months ended September 30, 2024 was $34.1 million, primarily driven by share repurchases of $33.2 million.

On May 6, 2025, we announced that the Board authorized Adtalem’s fifteenth share repurchase program, which allows Adtalem to repurchase up to $150.0 million of its common stock through May 6, 2028. As of September 30, 2025, $142.4 million of authorized share repurchases remained under the fifteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Material Cash Requirements

Long-Term Debt – As of September 30, 2025, we have principal balances of $405.0 million of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028 and $153.3 million of Term Loan B under our Credit Facility, which matures on August 12, 2028 and requires interest payments. As a result of previous Term Loan B prepayments, we are no longer required to make quarterly principal installment payments on the Term Loan B. On October 29, 2025, we made an additional prepayment of $50.0 million on the Term Loan B, reducing the principal balance on the Term Loan B to $103.3 million. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Facility.

As of September 30, 2025, Adtalem had $179.0 million of letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

As of September 30, 2025, Adtalem had posted $61.9 million of surety bonds to satisfy certain state regulatory requirements for licensure.

In the event of unexpected market conditions or negative economic changes that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintained a $500.0 million revolving credit facility with availability of $500.0 million as of September 30, 2025.

Operating Lease Obligations – We have operating lease obligations for the minimum payments required under various lease agreements which are recorded on the Consolidated Balance Sheets. In addition, we sublease certain space to third parties, which partially offsets the lease obligations at these facilities. See Note 11 “Leases” to the Consolidated Financial Statements for additional information on our lease obligations.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates as disclosed in our 2025 Form 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Cautionary Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Adtalem’s future growth. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “future,” “believe,” “project,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “potential,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2025 Form 10-K and that might be contained in this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned to not place undue reliance on such forward-looking statements. We caution you that these factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results, performance or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. All forward-looking statements are based on information available to us as of the date any such statements are made, and Adtalem assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, write-off of debt issuance costs, debt modification costs, and (income) loss from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, write-off of debt issuance costs, debt modification costs, and (income) loss from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, and debt modification costs.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for (income) loss from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation, amortization of acquired intangible assets, amortization of cloud computing implementation assets, stock-based compensation, restructuring expense, strategic advisory costs, and debt modification costs. Provision for income taxes, interest expense, and other income, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with adjusted operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Amortization of acquired intangible assets.
●	Amortization of cloud computing implementation assets.
●	Strategic advisory costs related to expanding capabilities and bringing new capacities to market to further enhance our strategic position. We do not include normal, recurring, cash operating expenses in our strategic advisory costs.
●	Write-off of debt issuance costs related to the amendment of the revolving loan facility.
●	Debt modification costs related to refinancing our Term Loan B loan.
●	(Income) loss from discontinued operations includes expense from ongoing litigation costs and settlements related to divestitures.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Net income (GAAP)	$61,832	$46,165
Restructuring expense	310	2,094
Amortization of acquired intangible assets	2,805	2,805
Strategic advisory costs	1,684	—
Write-off of debt issuance costs and debt modification costs	295	712
Income tax impact on non-GAAP adjustments (1)	(1,224)	(1,332)
(Income) loss from discontinued operations	(770)	80
Adjusted net income (non-GAAP)	$64,932	$50,524
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended
	September 30,
	2025	2024
Diluted earnings per share (GAAP)	$1.67	$1.18
Effect on diluted earnings per share:
Restructuring expense	0.01	0.05
Amortization of acquired intangible assets	0.08	0.07
Strategic advisory costs	0.05	-
Write-off of debt issuance costs and debt modification costs	0.01	0.02
Income tax impact on non-GAAP adjustments (1)	(0.03)	(0.03)
(Income) loss from discontinued operations	(0.02)	0.00
Adjusted earnings per share (non-GAAP)	$1.75	$1.29
Diluted shares	37,057	39,109
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended
	September 30,
			Increase/(Decrease)
	2025	2024	$	%
Chamberlain:
Adjusted operating income (GAAP)	$25,608	$27,832	$(2,224)	(8.0)%
Depreciation	5,375	5,368	7
Amortization of cloud computing implementation assets	1,527	652	875
Stock-based compensation	2,570	3,119	(549)
Adjusted EBITDA (non-GAAP)	$35,080	$36,971	$(1,891)	(5.1)%
Adjusted EBITDA margin (non-GAAP)	19.6%	22.0%
Walden:
Adjusted operating income (GAAP)	$56,074	$42,642	$13,432	31.5%
Depreciation	1,940	1,682	258
Amortization of cloud computing implementation assets	1,204	701	503
Stock-based compensation	2,653	2,740	(87)
Adjusted EBITDA (non-GAAP)	$61,871	$47,765	$14,106	29.5%
Adjusted EBITDA margin (non-GAAP)	32.6%	29.6%
Medical and Veterinary:
Adjusted operating income (GAAP)	$16,772	$14,730	$2,042	13.9%
Depreciation	2,820	2,569	251
Amortization of cloud computing implementation assets	411	283	128
Stock-based compensation	1,410	1,607	(197)
Adjusted EBITDA (non-GAAP)	$21,413	$19,189	$2,224	11.6%
Adjusted EBITDA margin (non-GAAP)	23.0%	21.8%
Home Office:
Adjusted operating loss	$(8,178)	$(9,355)	$1,177	12.6%
Depreciation	161	184	(23)
Stock-based compensation	1,660	1,985	(325)
Adjusted EBITDA	$(6,357)	$(7,186)	$829	11.5%
Adtalem Global Education:
Net income (GAAP)	$61,832	$46,165	$15,667	33.9%
(Income) loss from discontinued operations	(770)	80	(850)
Interest expense	11,090	14,482	(3,392)
Other income, net	(2,486)	(2,646)	160
Provision for income taxes	15,811	12,157	3,654
Depreciation and amortization	16,243	14,244	1,999
Stock-based compensation	8,293	9,451	(1,158)
Restructuring expense	310	2,094	(1,784)
Strategic advisory costs	1,684	—	1,684
Debt modification costs	—	712	(712)
Adjusted EBITDA (non-GAAP)	$112,007	$96,739	$15,268	15.8%
Adjusted EBITDA margin (non-GAAP)	24.2%	23.2%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Adtalem’s market risk exposure during the first three months of fiscal year 2026 from those set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Adtalem’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Adtalem’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of fiscal year 2026 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 17 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

There have been no material changes to Adtalem’s risk factors from those set forth since Item 1A. “Risk Factors” contained in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below reflects shares of common stock we repurchased during the first quarter of the fiscal year ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	—	$—	—	$150,000,000
August 1, 2025 - August 31, 2025	27,196	$132.25	27,196	$146,403,203
September 1, 2025 - September 30, 2025	29,621	$134.94	29,621	$142,406,063
Total	56,817	$133.66	56,817
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	NA	NA
August 1, 2025 - August 31, 2025	276,893	$134.91	NA	NA
September 1, 2025 - September 30, 2025	12,943	$136.28	NA	NA
Total	289,836	$134.97	NA	NA
(1)	Represents shares purchased by Adtalem for payment of employee withholding taxes on stock awards vesting pursuant to the terms of Adtalem’s stock incentive plans.

Item 5. Other Information

On September 10, 2025, Mr. Stephen W. Beard, Adtalem’s Chairman and Chief Executive Officer, terminated a 10b5-1 Preset Diversification Program (the “10b5-1 Plan”), previously adopted with respect to the sale of the Company’s common stock. Mr. Beard’s 10b5-1 Plan was adopted on June 10, 2025 and had an end date of May 29, 2026. The 10b5-

1 Plan provided for the sale of up to 108,000 shares of Adtalem’s common stock. As of the date of the termination, no shares of common stock had been sold under the 10b5-1 Plan’s terms.

On September10, 2025, Mr. Douglas G. Beck, Adtalem’s Senior Vice President, General Counsel, Corporate Secretary and Institutional Support Services, terminated his 10b5-1 Plan, previously adopted with respect to the sale of the Company’s common stock. Mr. Beck’s 10b5-1 Plan was adopted on June 13, 2025 and had an end date of June 13, 2026. The 10b5-1 Plan provided for the sale of up to 15,384 shares of Adtalem’s common stock. As of the date of the termination, no shares of common stock had been sold under the 10b5-1 Plan’s terms.

On September 10, 2025, Mr. Manjunath Gangadharan, Adtalem’s Vice President and Chief Accounting Officer, terminated his 10b5-1 Plan, previously adopted with respect to the sale of the Company’s common stock. Mr. Gangadharan’s 10b5-1 Plan was adopted on May 29, 2023 and had an end date of June 1, 2026. The 10b5-1 Plan provided for the sale of up to 2,222 shares of Adtalem’s common stock. As of the date of the termination, 1,911 shares of common stock had been sold under the 10b5-1 Plan’s terms.

Item 6. Exhibits

4.1	Amendment No. 4 to Credit Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K dated August 6, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: October 30, 2025	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)