Form 10-Q
period 2025-12-31
Adtalem Global Education Inc.
filed 2026-01-28
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of January 23, 2026, there were 34,508,523 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Adtalem Global Education Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Adtalem Global Education Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	December 31,	June 30,
	2025	2025
Assets:
Current assets:
Cash and cash equivalents	$56,281	$199,601
Restricted cash	2,359	1,563
Accounts and financing receivables, net	162,848	146,189
Prepaid expenses and other current assets	81,494	68,837
Total current assets	302,982	416,190
Noncurrent assets:
Property and equipment, net	266,036	256,131
Operating lease assets	189,483	191,194
Deferred income taxes	—	32,956
Intangible assets, net	759,864	765,474
Goodwill	961,262	961,262
Other assets, net	135,086	129,145
Total noncurrent assets	2,311,731	2,336,162
Total assets	$2,614,713	$2,752,352
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$103,103	$105,017
Accrued payroll and benefits	53,153	76,374
Accrued liabilities	72,283	77,286
Deferred revenue	180,429	214,091
Current operating lease liabilities	33,917	35,159
Total current liabilities	442,885	507,927
Noncurrent liabilities:
Long-term debt	504,282	552,669
Long-term operating lease liabilities	191,353	186,172
Deferred income taxes	56,815	31,856
Other liabilities	40,582	40,103
Total noncurrent liabilities	793,032	810,800
Total liabilities	1,235,917	1,318,727
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 34,654 and 35,952 shares outstanding as of December 31, 2025 and June 30, 2025, respectively	847	839
Additional paid-in capital	686,587	664,300
Retained earnings	2,915,782	2,777,574
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 50,086 and 47,990 shares as of December 31, 2025 and June 30, 2025, respectively	(2,222,193)	(2,006,861)
Total shareholders' equity	1,378,796	1,433,625
Total liabilities and shareholders' equity	$2,614,713	$2,752,352

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue	$503,385	$447,729	$965,673	$865,129
Operating cost and expense:
Cost of educational services	205,425	186,636	406,192	372,631
Student services and administrative expense	182,791	156,901	358,525	315,974
Restructuring expense	4,055	322	4,365	2,416
Total operating cost and expense	392,271	343,859	769,082	691,021
Operating income	111,114	103,870	196,591	174,108
Interest expense	(10,917)	(13,909)	(22,007)	(28,391)
Other income, net	1,704	2,235	4,190	4,881
Income from continuing operations before income taxes	101,901	92,196	178,774	150,598
Provision for income taxes	(25,730)	(21,020)	(41,541)	(33,177)
Income from continuing operations	76,171	71,176	137,233	117,421
Discontinued operations:
Income from discontinued operations before income taxes	303	6,271	1,050	6,164
Provision for income taxes	(98)	(1,591)	(75)	(1,564)
Income from discontinued operations	205	4,680	975	4,600
Net income and comprehensive income	$76,376	$75,856	$138,208	$122,021

Earnings per share:
Basic:
Continuing operations	$2.13	$1.90	$3.82	$3.12
Discontinued operations	$0.01	$0.13	$0.03	$0.12
Total basic earnings per share	$2.14	$2.03	$3.85	$3.25
Diluted:
Continuing operations	$2.10	$1.85	$3.75	$3.03
Discontinued operations	$0.01	$0.12	$0.03	$0.12
Total diluted earnings per share	$2.11	$1.98	$3.77	$3.15

Weighted-average shares outstanding:
Basic shares	35,725	37,435	35,918	37,578
Diluted shares	36,230	38,401	36,644	38,755

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2025	2024
Operating activities:
Net income	$138,208	$122,021
Income from discontinued operations	(975)	(4,600)
Income from continuing operations	137,233	117,421
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21,532	20,918
Amortization of operating lease assets	14,411	14,092
Depreciation	21,250	19,993
Amortization of acquired intangible assets	5,610	5,610
Amortization and write-off of debt discount and issuance costs	2,554	2,226
Provision for bad debts	31,431	28,719
Deferred income taxes	57,915	23,516
Loss on disposals and impairments of property and equipment	4	114
Gain on investments	(810)	(442)
Changes in assets and liabilities:
Accounts and financing receivables	(46,725)	(46,493)
Prepaid expenses and other current assets	(3,429)	6,829
Cloud computing implementation assets	(7,131)	(14,071)
Accounts payable	(1,478)	(34,588)
Accrued payroll and benefits	(23,130)	(20,311)
Accrued liabilities	(7,321)	(29,066)
Deferred revenue	(30,918)	(12,028)
Operating lease liabilities	(8,761)	(10,594)
Other assets and liabilities	(2,124)	(5,888)
Net cash provided by operating activities-continuing operations	160,113	65,957
Net cash provided by operating activities-discontinued operations	180	4,340
Net cash provided by operating activities	160,293	70,297
Investing activities:
Capital expenditures	(30,647)	(21,094)
Proceeds from sales of marketable securities	2,105	2,426
Purchases of marketable securities	(2,104)	(1,548)
Payment for investment in business	(5,000)	—
Net cash used in investing activities	(35,646)	(20,216)
Financing activities:
Proceeds from exercise of stock options	131	9,833
Employee taxes paid on withholding shares	(41,985)	(12,198)
Proceeds from stock issued under Colleague Stock Purchase Plan	815	567
Repurchases of common stock for treasury	(172,362)	(74,066)
Borrowings under long-term debt obligations	227,000	9,873
Repayments under long-term debt obligations	(277,000)	(9,873)
Payment of debt issuance costs	(3,770)	—
Net cash used in financing activities	(267,171)	(75,864)
Net decrease in cash, cash equivalents and restricted cash	(142,524)	(25,783)
Cash, cash equivalents and restricted cash at beginning of period	201,164	221,202
Cash, cash equivalents and restricted cash at end of period	$58,640	$195,419
Non-cash investing and financing activities:
Accrued capital expenditures	$9,738	$5,085
Accrued liability for repurchases of common stock	$1,800	$400
Accrued excise tax on share repurchases	$1,089	$301

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
September 30, 2024	83,829	$838	$631,033	$2,586,674	$(2,227)	46,113	$(1,826,366)	$1,389,952
Net income				75,856				75,856
Stock-based compensation			11,467					11,467
Net activity from stock-based compensation awards	57	1	334			17	(1,481)	(1,146)
Proceeds from stock issued under Colleague Stock Purchase Plan			141			(4)	157	298
Repurchases of common stock for treasury						471	(37,517)	(37,517)
December 31, 2024	83,886	$839	$642,975	$2,662,530	$(2,227)	46,597	$(1,865,207)	$1,438,910

September 30, 2025	84,657	$847	$673,022	$2,839,406	$(2,227)	48,333	$(2,053,424)	$1,457,624
Net income				76,376				76,376
Stock-based compensation			13,239					13,239
Net activity from stock-based compensation awards	83					29	(2,866)	(2,866)
Proceeds from stock issued under Colleague Stock Purchase Plan			326			(3)	123	449
Repurchases of common stock for treasury						1,727	(166,026)	(166,026)
December 31, 2025	84,740	$847	$686,587	$2,915,782	$(2,227)	50,086	$(2,222,193)	$1,378,796

June 30, 2024	83,194	$832	$611,949	$2,540,509	$(2,227)	45,513	$(1,781,928)	$1,369,135
Net income				122,021				122,021
Stock-based compensation			20,918					20,918
Net activity from stock-based compensation awards	692	7	9,826			160	(12,198)	(2,365)
Proceeds from stock issued under Colleague Stock Purchase Plan			282			(9)	348	630
Repurchases of common stock for treasury						933	(71,429)	(71,429)
December 31, 2024	83,886	$839	$642,975	$2,662,530	$(2,227)	46,597	$(1,865,207)	$1,438,910

June 30, 2025	83,942	$839	$664,300	$2,777,574	$(2,227)	47,990	$(2,006,861)	$1,433,625
Net income				138,208				138,208
Stock-based compensation			21,532					21,532
Net activity from stock-based compensation awards	798	8	123			319	(41,985)	(41,854)
Proceeds from stock issued under Colleague Stock Purchase Plan			632			(7)	274	906
Repurchases of common stock for treasury						1,784	(173,621)	(173,621)
December 31, 2025	84,740	$847	$686,587	$2,915,782	$(2,227)	50,086	$(2,222,193)	$1,378,796

See accompanying Notes to Consolidated Financial Statements.

Adtalem Global Education Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Adtalem Global Education Inc., together with its subsidiaries, is collectively referred to as “Adtalem,” “we,” “our,” “us,” or similar references. Adtalem reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended December 31, 2025 is for our second quarter of fiscal year 2026.

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

Recent Accounting Standards

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11: “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The guidance was issued to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The guidance also provides additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective on a prospective or retrospective basis for financial statements issued for fiscal years beginning after December 15, 2027, and interim reporting periods within fiscal years beginning after December 15, 2028. Early adoption of the guidance is permitted. We do not expect the guidance will have a material impact on Adtalem’s Consolidated Financial Statements or disclosures.

In September 2025, the FASB issued ASU No. 2025-06: “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The guidance was issued to modernize the accounting for software costs. The guidance is effective on a prospective, modified, or a retrospective transition approach for financial statements issued for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years. Early adoption of the guidance is permitted. We are currently evaluating the impact the guidance will have on Adtalem’s Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The guidance was issued to provide a practical expedient to measure credit losses on current accounts receivable and current contract assets. The guidance is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. Early adoption of the guidance is permitted. We do not expect the guidance will have a material impact on Adtalem’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03: “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions as well as disclosures about selling expenses. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027. The amendments should be applied prospectively, however retrospective application is permitted. Early adoption of the amendments is permitted, including adoption in an interim reporting period. The amendments will expand our footnote disclosures to include a disaggregation of expenses in accordance with the amendments but will not otherwise impact Adtalem’s Consolidated Financial Statements.

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

3. Discontinued Operations

On December 11, 2018, Adtalem sold DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. The purchase agreement includes an earn-out entitling Adtalem to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s financial results. Adtalem received $0.5 million and $7.0 million during the second quarter of fiscal year 2026 and 2025, respectively, related to the earn-out. As of the second quarter of fiscal year 2026, we have received the full earn-out of $20.0 million.

We had income from discontinued operations of $0.2 million and $1.0 million in the three and six months ended December 31, 2025, respectively, and income from discontinued operations of $4.7 million and $4.6 million in the three and six months ended December 31, 2024, respectively. We continue to incur costs associated with ongoing litigation and settlements related to divestitures, which are classified as expenses within discontinued operations.

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended December 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$183,832	$217,562	$100,360	$501,754
Other	—	—	1,631	1,631
Total	$183,832	$217,562	$101,991	$503,385

	Six Months Ended December 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$363,033	$407,522	$191,297	$961,852
Other	—	—	3,821	3,821
Total	$363,033	$407,522	$195,118	$965,673

	Three Months Ended December 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$180,986	$171,306	$93,021	$445,313
Other	—	—	2,416	2,416
Total	$180,986	$171,306	$95,437	$447,729

	Six Months Ended December 31, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$348,916	$332,819	$178,008	$859,743
Other	—	—	5,386	5,386
Total	$348,916	$332,819	$183,394	$865,129

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

Deferred revenue within current liabilities is $180.4 million and $214.1 million as of December 31, 2025 and June 30, 2025, respectively, which includes $43.7 million and $38.1 million, respectively, related to contract liabilities associated with material rights. Deferred revenue within other noncurrent liabilities is $27.8 million and $25.0 million as of December 31, 2025 and June 30, 2025, respectively, and relates entirely to contract liabilities associated with material rights, which are expected to be earned over approximately the next four fiscal years. Revenue of $10.4 million and $191.5 million was recognized during the three and six months ended December 31, 2025, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2026. Revenue of $6.8 million and $173.2 million was recognized during the three and six months ended December 31, 2024, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2025.

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

5. Restructuring Expense

During the six months ended December 31, 2025, Adtalem recorded restructuring expense primarily driven by workforce reductions and prior real estate consolidations at Adtalem’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring actions. During the six months ended December 31, 2024, Adtalem recorded restructuring expense primarily driven by workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Restructuring expense by segment was as follows (in thousands):

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$98	$1,727	$1,825	$98	$1,727	$1,825
Walden	—	429	429	—	429	429
Medical and Veterinary	39	397	436	83	397	480
Home Office	164	1,201	1,365	309	1,322	1,631
Total	$301	$3,754	$4,055	$490	$3,875	$4,365

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$77	$—	$77	$974	$961	$1,935
Medical and Veterinary	56	—	56	115	—	115
Home Office	189	—	189	366	—	366
Total	$322	$—	$322	$1,455	$961	$2,416

The following table summarizes the separation and restructuring plan activity for fiscal years 2025 and 2026, for which cash payments are required (in thousands):

Liability balance as of June 30, 2024	$—
Increase in liability (termination and other charges)	1,418
Reduction in liability (payments and adjustments)	(1,418)
Liability balance as of June 30, 2025	—
Increase in liability (termination and other charges)	3,875
Reduction in liability (payments and adjustments)	(960)
Liability balance as of December 31, 2025	$2,915

These liability balances are recorded as accrued liabilities on the Consolidated Balance Sheets.

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Interest and dividend income	$1,574	$2,406	$3,380	$4,439
Investment gain (loss)	130	(171)	810	442
Other income, net	$1,704	$2,235	$4,190	$4,881

Investment gain (loss) includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations.

7. Income Taxes

Our effective tax rate from continuing operations was 25.2% and 23.2% in the three and six months ended December 31, 2025, respectively, and 22.8% and 22.0% in the three and six months ended December 31, 2024, respectively. The effective tax rate for the three months ended December 31, 2025 increased compared to the prior year period primarily due to an increase in the limitation of tax benefits on certain executive compensation, partially offset by a decrease in the percentage of earnings from operations in higher taxed jurisdictions. The effective tax rate for the six months ended December 31, 2025 increased compared to the prior year period primarily due to an increase in the limitation of tax benefits on certain executive compensation, partially offset by a decrease in the percentage of earnings from operations in higher taxed jurisdictions and an increase in tax benefits on stock-based compensation. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, changes in uncertain tax positions, and tax benefits on stock-based compensation.

RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039 and RUSVM has an exemption in St. Kitts until 2038.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which introduced substantial changes to U.S. tax provisions. The most relevant provisions to Adtalem for fiscal year 2026 include allowing accelerated tax deductions for qualified property and research and development expenditures. The impacts of OBBBA were not material to the income tax provision for the three and six months ended December 31, 2025.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Numerator:
Net income:
Continuing operations	$76,171	$71,176	$137,233	$117,421
Discontinued operations	205	4,680	975	4,600
Net income	$76,376	$75,856	$138,208	$122,021

Denominator:
Weighted-average basic shares outstanding	35,725	37,435	35,918	37,578
Effect of dilutive stock awards	505	966	726	1,177
Weighted-average diluted shares outstanding	36,230	38,401	36,644	38,755

Earnings per share:
Basic:
Continuing operations	$2.13	$1.90	$3.82	$3.12
Discontinued operations	$0.01	$0.13	$0.03	$0.12
Total basic earnings per share	$2.14	$2.03	$3.85	$3.25
Diluted:
Continuing operations	$2.10	$1.85	$3.75	$3.03
Discontinued operations	$0.01	$0.12	$0.03	$0.12
Total diluted earnings per share	$2.11	$1.98	$3.77	$3.15

Weighted-average antidilutive shares	1	89	1	45

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

The classification of our accounts and financing receivable balances was as follows (in thousands):

	December 31, 2025
	Gross	Allowance	Net
Accounts receivables, current	$212,667	$(52,515)	$160,152
Financing receivables, current	5,201	(2,505)	2,696
Accounts and financing receivables, current	$217,868	$(55,020)	$162,848

Financing receivables, current	$5,201	$(2,505)	$2,696
Financing receivables, noncurrent	30,411	(7,417)	22,994
Total financing receivables	$35,612	$(9,922)	$25,690

	June 30, 2025
	Gross	Allowance	Net
Accounts receivables, current	$189,874	$(46,441)	$143,433
Financing receivables, current	5,393	(2,637)	2,756
Accounts and financing receivables, current	$195,267	$(49,078)	$146,189

Financing receivables, current	$5,393	$(2,637)	$2,756
Financing receivables, noncurrent	33,116	(8,757)	24,359
Total financing receivables	$38,509	$(11,394)	$27,115

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

The credit quality analysis of financing receivables as of December 31, 2025 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2022	2023	2024	2025	2026	Total
1-30 days past due	$529	$207	$530	$546	$322	$401	$2,535
31-60 days past due	282	30	28	68	171	48	627
61-90 days past due	6	—	267	82	394	23	772
91-120 days past due	250	2	59	133	9	21	474
121-150 days past due	28	48	49	453	125	15	718
Greater than 150 days past due	3,336	692	959	1,304	1,042	—	7,333
Total past due	4,431	979	1,892	2,586	2,063	508	12,459
Current	7,073	1,462	2,717	3,463	4,809	3,629	23,153
Financing receivables, gross	$11,504	$2,441	$4,609	$6,049	$6,872	$4,137	$35,612
Gross write-offs	$464	$261	$1,138	$771	$73	$—	$2,707

The credit quality analysis of financing receivables as of June 30, 2025 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2021	2022	2023	2024	2025	Total
1-30 days past due	$319	$303	$116	$37	$1,099	$1,623	$3,497
31-60 days past due	67	122	42	68	377	378	1,054
61-90 days past due	21	28	—	255	27	72	403
91-120 days past due	30	—	—	11	42	17	100
121-150 days past due	44	10	—	45	52	103	254
Greater than 150 days past due	2,261	1,291	1,171	2,058	1,935	293	9,009
Total past due	2,742	1,754	1,329	2,474	3,532	2,486	14,317
Current	5,858	2,609	1,819	3,323	4,440	6,143	24,192
Financing receivables, gross	$8,600	$4,363	$3,148	$5,797	$7,972	$8,629	$38,509
Gross write-offs	$1,158	$642	$478	$1,014	$876	$13	$4,181

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

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
	Accounts	Financing	Total	Accounts	Financing	Total
Beginning balance	$52,019	$11,117	$63,136	$46,441	$11,394	$57,835
Write-offs	(18,548)	(1,739)	(20,287)	(30,667)	(2,707)	(33,374)
Recoveries	2,709	331	3,040	5,929	616	6,545
Provision for credit losses	16,335	213	16,548	30,812	619	31,431
Ending balance	$52,515	$9,922	$62,437	$52,515	$9,922	$62,437

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Accounts	Financing	Total	Accounts	Financing	Total
Beginning balance	$36,691	$13,467	$50,158	$35,336	$12,558	$47,894
Write-offs	(16,759)	(1,275)	(18,034)	(29,870)	(2,373)	(32,243)
Recoveries	2,207	481	2,688	4,784	657	5,441
Provision for credit losses	14,613	386	14,999	26,502	2,217	28,719
Ending balance	$36,752	$13,059	$49,811	$36,752	$13,059	$49,811

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		December 31,	June 30,
	Useful Life	2025	2025
Land	-	$31,776	$31,776
Buildings and improvements	10 - 31 years	203,755	202,240
Leasehold improvements	Shorter of asset useful life or lease term	128,922	120,603
Furniture and equipment	3 - 8 years	111,583	104,708
Software	3 - 5 years	118,043	113,565
Construction in progress	-	33,200	24,983
Property and equipment, gross		627,279	597,875
Accumulated depreciation		(361,243)	(341,744)
Property and equipment, net		$266,036	$256,131

11. Leases

We determine if a contract contains a lease at inception. We have entered into operating leases for academic sites, housing facilities, and office space which expire at various dates through December 2042, most of which include options to terminate for a fee or extend the leases for an additional five-year period. The lease term includes the noncancelable period of the lease, as well as any periods for which we are reasonably certain to exercise extension options. We account for lease and non-lease components (e.g., common-area maintenance costs) as a single lease component for all operating leases. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We have not entered into any finance leases.

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

As of December 31, 2025, we entered into four additional operating leases that have not yet commenced. The first lease is expected to commence during the third quarter of fiscal year 2026, has a 13-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $4.5 million. The second lease is expected to commence during the third quarter of fiscal year 2026, has a 13-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $2.0 million. The third lease is expected to commence during the third quarter of fiscal year 2026, has a 13-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $1.7 million. The fourth lease is expected to commence during the fourth quarter of fiscal year 2026, has a 17-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $4.1 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating lease cost	$12,230	$11,379	$24,577	$22,110
Sublease income	(930)	(1,298)	(2,002)	(2,794)
Total lease cost	$11,300	$10,081	$22,575	$19,316

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

Operating
Fiscal Year	Leases
2026 (remaining)	$23,967
2027	49,556
2028	46,075
2029	39,047
2030	36,565
Thereafter	176,910
Total lease payments	372,120
Less: lease incentives not yet received	(30,767)
Less: imputed interest	(116,083)
Present value of lease liabilities	$225,270

Lease term and discount rate were as follows:

December 31,
2025
Weighted-average remaining operating lease term (years)	8.4
Weighted-average operating lease discount rate	7.8%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease and lease incentive receipts)	$8,308	$6,904	$16,151	$16,285
Operating lease assets obtained in exchange for operating lease liabilities	$6,916	$24,023	$12,700	$26,137

12. Goodwill and Intangible Assets

Goodwill balances by reportable segment were as follows (in thousands):

	December 31,	June 30,
	2025	2025
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Indefinite-lived intangible assets consisted of the following (in thousands):

	December 31,	June 30,
	2025	2025
Title IV eligibility and accreditations	$611,100	$611,100
Trade name	141,760	141,760
Total	$752,860	$752,860

Amortizable intangible assets consisted of the following (in thousands):

	December 31, 2025		June 30, 2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Curriculum	$56,091	$(49,087)	$56,091	$(43,477)	5 Years
Total	$56,091	$(49,087)	$56,091	$(43,477)

Amortization expense on finite-lived intangible assets was $2.8 million and $5.6 million in the three and six months ended December 31, 2025, respectively, and $2.8 million and $5.6 million in the three and six months ended December 31, 2024, respectively. Future amortization expense on finite-lived intangible assets, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2026 (remaining)	$5,610
2027	1,394
Total	$7,004

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

During the second quarter of fiscal year 2026, Adtalem performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying value of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the second quarter of fiscal year 2026.

If economic conditions deteriorate or operating performance of our reporting units does not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	December 31,	June 30,
	2025	2025
Senior Secured Notes due 2028	$404,950	$404,950
Term Loan B	103,333	153,333
Total principal	508,283	558,283
Unamortized debt discount and issuance costs	(4,001)	(5,614)
Long-term debt	$504,282	$552,669

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2026 (remaining)	$—
2027	—
2028	404,950
2029	103,333
Total	$508,283

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount of the Notes. This debt was subsequently retired. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount of the Notes. This debt was subsequently retired. The principal balance of the Notes was $405.0 million as of December 31, 2025.

Accrued interest on the Notes of $7.4 million and $7.4 million is recorded within accrued liabilities on the Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025, respectively.

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

As of December 31, 2025, the interest rate for borrowings under the Term Loan B facility was 6.47%, which approximated the effective interest rate. The Term Loan B originally required quarterly installment payments of $2.125 million beginning on March 31, 2022. On March 11, 2022, we made a prepayment of $396.7 million on the Term Loan B. With that prepayment, we are no longer required to make quarterly installment payments. We made additional Term Loan B prepayments of $100.0 million, $50.0 million, $50.0 million, $100.0 million, and $50.0 million on September 22, 2022, November 22, 2022, January 26, 2024, January 17, 2025, and October 29, 2025, respectively. The principal balance of the Term Loan B was $103.3 million as of December 31, 2025.

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

The Credit Agreement requires payment of a commitment fee equal to 0.25% of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. During the six months ended December 31, 2025, we borrowed and repaid $227.0 million under the revolver, resulting in no outstanding borrowings as of December 31, 2025. There were no borrowings under the Revolver during the six months ended December 31, 2024. The amount unused under the Revolver was $500.0 million as of December 31, 2025.

Debt Discount and Issuance Costs

The Term Loan B was issued at a price of 99% of its principal amount, resulting in an original issue discount of 1%. The debt discount and issuance costs related to the Notes and Term Loan B are presented as a direct deduction from the face amount of the debt, while the debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. The debt discount and issuance costs are amortized as interest expense over seven years for the Notes and Term Loan B and over five years for the Revolver. In connection with the Amendment to the Revolver discussed above, we wrote-off $0.3 million of previously capitalized debt issuance costs within interest expense in the Consolidated Statements of Income during the six months ended December 31, 2025, and capitalized $3.8 million of new debt issuance costs. All newly capitalized debt issuance costs and unamortized debt issuance costs prior to the Amendment will be amortized over a five-year period from the date of the Amendment. Based on the $50.0 million Term Loan B prepayment on October 29, 2025, we expensed $0.7 million in interest expense in the Consolidated Statements of Income in the three and six months ended December 31, 2025, which was the proportionate amount of the remaining unamortized debt discount and issuance costs related to the Term Loan B as of the prepayment date. The following table summarizes the unamortized debt discount and issuance costs activity for the six months ended December 31, 2025 (in thousands):

	Notes	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2025	$3,258	$2,356	$2,299	$7,913
Capitalized debt issuance costs	—	—	3,770	3,770
Amortization of debt discount and issuance costs	(594)	(332)	(646)	(1,572)
Debt discount and issuance costs write-off	—	(687)	(295)	(982)
Unamortized debt discount and issuance costs as of December 31, 2025	$2,664	$1,337	$5,128	$9,129

Off-Balance Sheet Arrangements

As of December 31, 2025, Adtalem had $202.6 million in surety-backed letters of credit outstanding in favor of the U.S. Department of Education (“ED”). The letters of credit represent 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2025 with an expiration date of January 31, 2027.

As of December 31, 2025, Adtalem had posted $74.9 million of surety bonds to satisfy certain state regulatory requirements for licensure.

Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Notes interest expense	$5,568	$5,568	$11,136	$11,136
Term Loan B interest expense	2,053	4,819	4,828	10,302
Revolver interest expense	246	—	246	—
Term Loan B debt discount and issuance costs write-off	687	—	687	—
Revolver debt issuance costs write-off	—	—	295	—
Amortization of debt discount and issuance costs	722	1,113	1,572	2,226
Letters of credit fees	1,300	2,215	2,576	4,347
Other	341	194	667	380
Total	$10,917	$13,909	$22,007	$28,391

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

Under the terms of the Credit Agreement, Adtalem is required to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) of equal to or less than 3.25 to 1.00. Adtalem was in compliance with the Credit Agreement debt covenants and the Notes covenants as of December 31, 2025.

14. Share Repurchases

On January 19, 2024, we announced that the Board of Directors (the “Board”) authorized Adtalem’s fourteenth share repurchase program, which allowed Adtalem to repurchase up to $300.0 million of its common stock through January 16, 2027. On May 5, 2025, Adtalem completed its fourteenth share repurchase program. On May 6, 2025, we announced that the Board authorized Adtalem’s fifteenth share repurchase program, which allows Adtalem to repurchase up to $150.0 million of its common stock through May 6, 2028. On December 10, 2025, Adtalem completed its fifteenth share repurchase program. On December 15, 2025, we announced that the Board authorized Adtalem’s sixteenth share repurchase program, which allows Adtalem to repurchase up to $750.0 million of its common stock through December 15, 2028. Adtalem made share repurchases under its share repurchase programs as follows (in thousands, except shares and per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Total number of share repurchases	1,727,565	471,327	1,784,382	933,390
Total cost of share repurchases	$164,903	$37,517	$172,497	$71,429
Average price paid per share	$95.45	$79.60	$96.67	$76.53

As of December 31, 2025, $727.5 million of authorized share repurchases remained under the sixteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Stock-Based Compensation

Adtalem’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, employees and Board members are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of December 31, 2025, 1,090,812 shares of common stock were available for future issuance under this plan.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures of unvested awards in the period they occur. Adtalem issues new shares of common stock to satisfy stock option exercises, RSU vests, and PSU vests. Stock-based compensation expense is included in student services and administrative expense in the Consolidated Statements of Income. There was no capitalized stock-based compensation cost as of December 31, 2025 and June 30, 2025.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graded vesting from the grant date and expire ten years from the grant date. The following table summarizes stock option activity for the six months ended December 31, 2025:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of June 30, 2025	275,238	$38.05
Exercised	(3,624)	35.83
Outstanding as of December 31, 2025	271,614	38.08	4.9	$17,760
Exercisable as of December 31, 2025	271,614	$38.08	4.9	$17,760

The fair value of stock options that vested during the six months ended December 31, 2025 and 2024 was $0.6 million and $1.3 million, respectively. As of December 31, 2025, all stock options have been vested and therefore there is no remaining unrecognized stock-based compensation expense related to unvested stock options. The total intrinsic value of stock options exercised for the six months ended December 31, 2025 and 2024 was $0.4 million and $10.2 million, respectively.

RSUs

We grant RSUs generally with a three-year graded vesting from the grant date. We also grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the six months ended December 31, 2025:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of June 30, 2025	529,969	$59.41
Granted	156,158	97.18
Vested	(307,295)	51.68
Forfeited	(15,314)	78.07
Unvested as of December 31, 2025	363,518	$81.39

The weighted-average grant date fair value per share of RSUs granted in the six months ended December 31, 2025 and 2024 was $97.18 and $88.98, respectively. The grant date fair value of RSUs that vested during the six months ended December 31, 2025 and 2024 was $15.9 million and $13.6 million, respectively. As of December 31, 2025, $20.2 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 2.0 years.

PSUs

We grant PSUs with an approximate three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the six months ended December 31, 2025:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of June 30, 2025	614,000	$57.20
Incremental PSUs granted based on achievement of metrics	196,416	42.03
Granted	255,252	96.86
Vested	(487,721)	41.83
Forfeited	(18,129)	52.97
Unvested as of December 31, 2025	559,818	$83.49

The weighted-average grant date fair value per share of PSUs granted in the six months ended December 31, 2025 and 2024 was $96.86 and $89.74, respectively. The grant date fair value of PSUs that vested during the six months ended December 31, 2025 and 2024 was $20.4 million and $2.8 million, respectively. As of December 31, 2025, $36.3 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.4 years.

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

Adtalem maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under our nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025 was $13.8 million and $12.8 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates their fair value, is included in accounts and financing receivables, net and other assets, net on the Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025 of $25.7 million and $27.1 million, respectively, and is classified as Level 2. See Note 9 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Adtalem has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025 were $14.9 million and $13.5 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because its inputs are derived principally from observable market data by correlation to the hypothetical portfolio of investments.

As of both December 31, 2025 and June 30, 2025, the principal balance of our Notes was $405.0 million, with a fair value as of those dates of $405.8 million and $402.8 million, respectively. The valuation of the Notes was based upon quoted market prices and is classified as Level 1. As of December 31, 2025 and June 30, 2025, the principal balance of our Term Loan B was $103.3 million and $153.3 million, respectively, with a fair value as of those dates of $104.0 million and $153.8 million, respectively. The valuation of the Term Loan B was based upon quoted market prices in a non-active market and is classified as Level 2. See Note 13 “Debt” for additional information on our Notes and Term Loan B.

During the second quarter of fiscal year 2026, we made a $5.0 million investment in a business. We do not have the ability to exercise significant influence over the investee and therefore have recorded the investment as an equity investment without readily determinable fair value within other assets, net on the Consolidated Balance Sheets. We will adjust the carrying value of this equity investment for observable price changes and impairments with changes in the measurement recognized through net income.

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

17. Commitments and Contingencies

Adtalem is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of December 31, 2025, we adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Adtalem’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

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

In late January 2024 and early February 2024, ED sent notices to Chamberlain, RUSM, RUSVM, and Walden that it had received Borrower Defense to Repayment (“BDR”) applications filed by students between June 23, 2022 and November 15, 2022, which ED subsequently sent to each institution for awareness and optional response. Without a similar notice, in June 2025, AUC also received BDR claims that had been filed during the same 2022 timeframe. Each application seeks forgiveness of federal student loans made to these students. In the notices received, ED indicated that: (1) the notification was occurring prior to any substantive review of the application as well as its adjudication; (2) it would send the applications to each institution in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by ED. ED has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions ED chooses to initiate will have their own notification and response processes, which include an opportunity to provide additional evidence by the applicable institution. ED has indicated that an institution will learn of ED’s determination to forgive student loans only if it approves a BDR application and ED seeks recoupment. As of December 31, 2025, AUC, Chamberlain, RUSM, RUSVM, and Walden respectively have received 336, 3,144, 1,745, 1,905, and 7,804 BDR claims. Each institution has responded to all applications received; they believe that none properly stated an eligible claim for loan forgiveness. To date, none of Adtalem’s institutions have received an ED notice of BDR application approvals or recoupment intent.

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

These segments are consistent with the method by which Adtalem’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources. Adtalem’s CODM is our Chief Executive Officer. Our measure of segment profitability utilized by our CODM is adjusted operating income. Our CODM uses this measure to assess the operating results and performance of our segments, perform analytical comparisons to budget, and allocate resources to each segment during monthly operating reviews and annual budget process. Adjusted operating income excludes Home Office expense, restructuring expense, amortization of acquired intangible assets, litigation reserve, strategic advisory costs, and debt modification costs because these are not associated with the ongoing operations of the segments. “Home Office” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment are not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue:
Chamberlain	$183,832	$180,986	$363,033	$348,916
Walden	217,562	171,306	407,522	332,819
Medical and Veterinary	101,991	95,437	195,118	183,394
Total consolidated revenue	$503,385	$447,729	$965,673	$865,129
Cost of educational services:
Chamberlain	$86,068	$77,317	$169,266	$153,723
Walden	66,733	57,713	131,485	115,694
Medical and Veterinary	52,624	51,606	105,441	103,214
Other segment expenses(1):
Chamberlain	$63,941	$61,366	$134,336	$125,058
Walden	72,369	67,440	141,503	128,330
Medical and Veterinary	24,332	22,312	47,870	43,931
Adjusted operating income:
Chamberlain	$33,823	$42,303	$59,431	$70,135
Walden	78,460	46,153	134,534	88,795
Medical and Veterinary	25,035	21,519	41,807	36,249
Total segment adjusted operating income	137,318	109,975	235,772	195,179
Reconciliation to Consolidated Financial Statements:
Home Office expense	(11,234)	(8,528)	(19,412)	(17,883)
Restructuring expense	(4,055)	(322)	(4,365)	(2,416)
Amortization of acquired intangible assets	(2,805)	(2,805)	(5,610)	(5,610)
Litigation reserve	—	5,550	—	5,550
Strategic advisory costs	(8,110)	—	(9,794)	—
Debt modification costs	—	—	—	(712)
Total consolidated operating income	111,114	103,870	196,591	174,108
Interest expense	(10,917)	(13,909)	(22,007)	(28,391)
Other income, net	1,704	2,235	4,190	4,881
Total consolidated income from continuing operations before income taxes	$101,901	$92,196	$178,774	$150,598
Depreciation:
Chamberlain	$5,706	$5,466	$11,081	$10,834
Walden	2,074	1,795	4,014	3,477
Medical and Veterinary	3,007	2,744	5,827	5,313
Home Office	167	185	328	369
Total consolidated depreciation	$10,954	$10,190	$21,250	$19,993
Amortization of acquired intangible assets:
Walden	$2,805	$2,805	$5,610	$5,610
Total consolidated amortization of acquired intangible assets	$2,805	$2,805	$5,610	$5,610

(1)	Other segment expenses for each reportable segment include student services and administrative related expenses.

Adtalem conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue by geographic area:
Domestic operations	$401,394	$352,292	$770,555	$681,735
Barbados, St. Kitts, and St. Maarten	101,991	95,437	195,118	183,394
Total consolidated revenue	$503,385	$447,729	$965,673	$865,129

	December 31,	June 30,
	2025	2025
Long-lived assets by geographic area:
Domestic operations	$322,628	$308,190
Barbados, St. Kitts, and St. Maarten	132,891	139,135
Total consolidated long-lived assets	$455,519	$447,325

No one customer accounted for more than 10% of Adtalem’s consolidated revenue for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read with and is qualified in its entirety by the Consolidated Financial Statements and the notes thereto included in this report. It should also be read in conjunction with the Cautionary Disclosure Regarding Forward-Looking Statements, the Risk Factors included in or incorporated by reference in this report (see Item 1A. “Risk Factors”), and the Financial Aid and Legislative and Regulatory Requirements disclosures set forth in this report. Adtalem reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended December 31, 2025 is for our second quarter of fiscal year 2026.

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

Second Quarter Highlights

Financial and operational highlights for the second quarter of fiscal year 2026 include:

●	Adtalem revenue increased 12.4%, or $55.7 million, to $503.4 million in the second quarter of fiscal year 2026 compared to the prior year period driven by increased revenue across all of our segments.
●	Net income increased 0.7%, or $0.5 million, to $76.4 million in the second quarter of fiscal year 2026 compared to the prior year period. This increase was primarily driven by an increase in revenue and a decrease in interest expense, partially offset by increases in strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.
●	Diluted earnings per share increased 6.6%, or $0.13, to $2.11 in the second quarter of fiscal year 2026 compared to the prior year period driven by lower diluted shares due to share repurchases.
●	Adjusted net income increased 26.7%, or $18.5 million, to $87.9 million in the second quarter of fiscal year 2026 compared to the prior year period. This increase was primarily driven by an increase in revenue and a decrease in interest expense, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.
●	Adjusted earnings per share increased 34.3%, or $0.62, to $2.43 in the second quarter of fiscal year 2026 compared to the prior year period driven by the increase in adjusted net income and lower diluted shares due to share repurchases.
●	For the November 2025 session, total student enrollment at Chamberlain decreased 1.0% compared to the same session last year.
●	As of December 31, 2025, total student enrollment at Walden increased 13.0% compared to December 31, 2024.
●	Adtalem repurchased a total of 1,727,565 shares of its common stock under its share repurchase programs at an average cost of $95.45 per share during the second quarter of fiscal year 2026. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

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

We continue to analyze the changes made by OBBBA, including the regulations being promulgated to implement it, and what effect they may have on Adtalem and our programs. These changes could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

Results of Operations

Revenue

The following tables present revenue by segment detailing the changes from the prior year periods (in thousands):

	Three Months Ended December 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$180,986	$171,306	$95,437	$447,729
Growth	2,846	46,256	6,554	55,656
Fiscal year 2026	$183,832	$217,562	$101,991	$503,385
% change from prior year	1.6%	27.0%	6.9%	12.4%

	Six Months Ended December 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$348,916	$332,819	$183,394	$865,129
Growth	14,117	74,703	11,724	100,544
Fiscal year 2026	$363,033	$407,522	$195,118	$965,673
% change from prior year	4.0%	22.4%	6.4%	11.6%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2026
Session	July 2025	Sept. 2025	Nov. 2025
Total students	37,697	39,846	39,278
% change from prior year	4.5%	2.2%	(1.0)%

	Fiscal Year 2025
Session	July 2024	Sept. 2024	Nov. 2024	Jan. 2025	Mar. 2025	May 2025
Total students	36,061	38,987	39,691	40,445	40,564	38,891
% change from prior year	12.1%	11.7%	11.5%	8.7%	6.8%	5.8%

Chamberlain revenue increased 1.6%, or $2.8 million, to $183.8 million in the second quarter and increased 4.0%, or $14.1 million, to $363.0 million in the first six months of fiscal year 2026 compared to the prior year periods, driven by an increase in enrollment in the September session and higher tuition rates. Enrollment increased in pre-licensure nursing programs; however, this growth was offset by a decline in post-licensure nursing program enrollment. Chamberlain is achieving pre-licensure growth by optimizing investments in student enrollment and experience while leveraging scale through a national footprint and providing a full breadth of nursing programs and modalities. Management is focused on optimizing marketing and enrollment operations to address post-licensure enrollment.

Tuition Rates:

Tuition rates in the current fiscal year increased compared to the prior fiscal year for the Bachelor of Science in Nursing (“BSN”) onsite and online degree, Master of Science in Nursing (“MSN”) online degree, and Doctor of Nursing Practice (“DNP”) degree programs. The average increase across all of these programs was approximately 4.6% from the prior year.

Walden

Walden Student Enrollment:

	Fiscal Year 2026
	Sept. 30,	Dec. 31,
Period	2025	2025
Total students	52,216	52,435
% change from prior year	13.6%	13.0%

	Fiscal Year 2025
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
Period	2024	2024	2025	2025
Total students	45,979	46,399	48,526	48,116
% change from prior year	12.2%	13.2%	13.5%	15.0%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 27.0%, or $46.3 million, to $217.6 million in the second quarter and increased 22.4%, or $74.7 million, to $407.5 million in the first six months of fiscal year 2026 compared to the prior year periods, driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. In addition, Walden recognized one additional week of revenue during the second quarter of fiscal year 2026 compared to the prior year period due to the timing of its academic calendar. Walden’s improved enrollment has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

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

Medical and Veterinary revenue increased 6.9%, or $6.6 million, to $102.0 million in the second quarter and increased 6.4%, or $11.7 million, to $195.1 million in the first six months of fiscal year 2026 compared to the prior year periods, driven by an increase in enrollment and higher tuition rates. Management continues to focus on increasing enrollment and renewing operational effectiveness, specifically around academic support and the enrollment experience.

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

	Three Months Ended December 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$77,317	$57,713	$51,606	$186,636
Cost increase	8,751	9,020	1,018	18,789
Fiscal year 2026	$86,068	$66,733	$52,624	$205,425
% change from prior year	11.3%	15.6%	2.0%	10.1%

	Six Months Ended December 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$153,723	$115,694	$103,214	$372,631
Cost increase	15,543	15,791	2,227	33,561
Fiscal year 2026	$169,266	$131,485	$105,441	$406,192
% change from prior year	10.1%	13.6%	2.2%	9.0%

Cost of educational services increased 10.1%, or $18.8 million, to $205.4 million in the second quarter and increased 9.0%, or $33.6 million, to $406.2 million in the first six months of fiscal year 2026 compared to the prior year periods. These cost increases were primarily driven by an increase in labor and other costs to support increased enrollment.

As a percentage of revenue, cost of educational services was 40.8% and 42.1% in the second quarter and first six months of fiscal year 2026, respectively, compared to 41.7% and 43.1% in the prior year periods. The decreases in the percentages were primarily the result of revenue growth accompanied by cost efficiencies.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization of acquired intangible assets. The following tables present student services and administrative expense by segment detailing the changes from the prior year periods (in thousands):

	Three Months Ended December 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2025	$61,366	$64,695	$22,312	$8,528	$156,901
Cost increase	2,575	4,929	2,020	2,706	12,230
Litigation reserve impact	—	5,550	—	—	5,550
Strategic advisory costs increase	—	—	—	8,110	8,110
Fiscal year 2026	$63,941	$75,174	$24,332	$19,344	$182,791

Fiscal year 2026 % change:
Cost increase	4.2%	7.6%	9.1%	NM	7.8%
Litigation reserve impact	—	8.6%	—	NM	3.5%
Strategic advisory costs increase	—	—	—	NM	5.2%
Fiscal year 2026 % change	4.2%	16.2%	9.1%	NM	16.5%

	Six Months Ended December 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2025	$125,058	$128,390	$43,931	$18,595	$315,974
Cost increase	9,278	13,173	3,939	1,529	27,919
Litigation reserve impact	—	5,550	—	—	5,550
Strategic advisory costs increase	—	—	—	9,794	9,794
Debt modification costs decrease	—	—	—	(712)	(712)
Fiscal year 2026	$134,336	$147,113	$47,870	$29,206	$358,525

Fiscal year 2026 % change:
Cost increase	7.4%	10.3%	9.0%	NM	8.8%
Litigation reserve impact	—	4.3%	—	NM	1.8%
Strategic advisory costs increase	—	—	—	NM	3.1%
Debt modification costs decrease	—	—	—	NM	(0.2)%
Fiscal year 2026 % change	7.4%	14.6%	9.0%	NM	13.5%

Student services and administrative expense increased 16.5%, or $25.9 million, to $182.8 million in the second quarter and increased 13.5%, or $42.6 million, to $358.5 million in the first six months of fiscal year 2026 compared to the prior year periods. After excluding litigation reserve and strategic advisory costs, student services and administrative expense increased 7.8%, or $12.2 million, in the second quarter of fiscal year 2026 compared to the prior year period. After excluding litigation reserve, strategic advisory costs, and debt modification costs, student services and administrative expense increased 8.8%, or $27.9 million, in the first six months of fiscal year 2026 compared to the prior year period. These increases were primarily driven by an increase in marketing expense and investments to support growth initiatives.

As a percentage of revenue, student services and administrative expense was 36.3% and 37.1% in the second quarter and first six months of fiscal year 2026, respectively, compared to 35.0% and 36.5% in the prior year periods. The increases in the percentages were primarily the result of an increase in strategic advisory costs in the current year period and a reduction in litigation reserves in the prior year period, partially offset by revenue growth in the current year period. The reduction in litigation reserves in fiscal year 2025 represented a $5.6 million receipt in the second quarter of fiscal year 2025 from a claim made for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc.

Restructuring Expense

Restructuring expense was $4.1 million and $4.4 million in the second quarter and first six months of fiscal year 2026, respectively, compared to $0.3 million and $2.4 million in the prior year periods. The increases in fiscal year 2026 were primarily driven by workforce reductions. In addition, we continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Operating Income

The following table presents a reconciliation of operating income to adjusted operating income by segment (in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Increase/(Decrease)				Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Chamberlain:
Operating income	$31,998	$42,226	$(10,228)	(24.2)%	$57,606	$68,200	$(10,594)	(15.5)%
Restructuring expense	1,825	77	1,748		1,825	1,935	(110)
Adjusted operating income	$33,823	$42,303	$(8,480)	(20.0)%	$59,431	$70,135	$(10,704)	(15.3)%
Operating margin	17.4%	23.3%			15.9%	19.5%
Adjusted operating margin	18.4%	23.4%			16.4%	20.1%

Walden:
Operating income	$75,226	$48,898	$26,328	53.8%	$128,495	$88,735	$39,760	44.8%
Restructuring expense	429	—	429		429	—	429
Amortization of acquired intangible assets	2,805	2,805	—		5,610	5,610	—
Litigation reserve	—	(5,550)	5,550		—	(5,550)	5,550
Adjusted operating income	$78,460	$46,153	$32,307	70.0%	$134,534	$88,795	$45,739	51.5%
Operating margin	34.6%	28.5%			31.5%	26.7%
Adjusted operating margin	36.1%	26.9%			33.0%	26.7%

Medical and Veterinary:
Operating income	$24,599	$21,463	$3,136	14.6%	$41,327	$36,134	$5,193	14.4%
Restructuring expense	436	56	380		480	115	365
Adjusted operating income	$25,035	$21,519	$3,516	16.3%	$41,807	$36,249	$5,558	15.3%
Operating margin	24.1%	22.5%			21.2%	19.7%
Adjusted operating margin	24.5%	22.5%			21.4%	19.8%

Home Office:
Operating loss	$(20,709)	$(8,717)	$(11,992)	(137.6)%	$(30,837)	$(18,961)	$(11,876)	(62.6)%
Restructuring expense	1,365	189	1,176		1,631	366	1,265
Strategic advisory costs	8,110	—	8,110		9,794	—	9,794
Debt modification costs	—	—	—		—	712	(712)
Adjusted operating loss	$(11,234)	$(8,528)	$(2,706)	(31.7)%	$(19,412)	$(17,883)	$(1,529)	(8.6)%

Adtalem Global Education:
Operating income (GAAP)	$111,114	$103,870	$7,244	7.0%	$196,591	$174,108	$22,483	12.9%
Restructuring expense	4,055	322	3,733		4,365	2,416	1,949
Amortization of acquired intangible assets	2,805	2,805	—		5,610	5,610	—
Litigation reserve	—	(5,550)	5,550		—	(5,550)	5,550
Strategic advisory costs	8,110	—	8,110		9,794	—	9,794
Debt modification costs	—	—	—		—	712	(712)
Adjusted operating income (non-GAAP)	$126,084	$101,447	$24,637	24.3%	$216,360	$177,296	$39,064	22.0%
Operating margin (GAAP)	22.1%	23.2%			20.4%	20.1%
Adjusted operating margin (non-GAAP)	25.0%	22.7%			22.4%	20.5%

Consolidated operating income increased 7.0%, or $7.2 million, to $111.1 million in the second quarter and increased 12.9%, or $22.5 million, to $196.6 million in the first six months of fiscal year 2026 compared to the prior year periods.

The operating income increases in the second quarter and first six months of fiscal year 2026 were primarily driven by an increase in revenue, partially offset by a reduction in litigation reserves in the prior year period, and increases in strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Consolidated adjusted operating income increased 24.3%, or $24.6 million, to $126.1 million in the second quarter and increased 22.0%, or $39.1 million, to $216.4 million in the first six months of fiscal year 2026 compared to the prior year periods. The adjusted operating income increases in the second quarter and first six months of fiscal year 2026 were primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Chamberlain

Segment adjusted operating income decreased 20.0%, or $8.5 million, to $33.8 million in the second quarter and decreased 15.3%, or $10.7 million, to $59.4 million in the first six months of fiscal year 2026 compared to the prior year periods. The adjusted operating income decreases in the second quarter and first six months of fiscal year 2026 were primarily driven by increases in labor and other costs of educational services, marketing expense, and investments to support growth initiatives, partially offset by an increase in revenue.

Walden

Segment adjusted operating income increased 70.0%, or $32.3 million, to $78.5 million in the second quarter and increased 51.5%, or $45.7 million, to $134.5 million in the first six months of fiscal year 2026 compared to the prior year periods. The adjusted operating income increases in the second quarter and first six months of fiscal year 2026 were primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Medical and Veterinary

Segment adjusted operating income increased 16.3%, or $3.5 million, to $25.0 million in the second quarter and increased 15.3%, or $5.6 million, to $41.8 million in the first six months of fiscal year 2026 compared to the prior year periods. The adjusted operating income increases in the second quarter and first six months of fiscal year 2026 were primarily driven by an increase in revenue, partially offset by increases in investments to support initiatives to drive growth and investments in academic support.

Interest Expense

Interest expense was $10.9 million and $22.0 million in the second quarter and first six months of fiscal year 2026, respectively, compared to $13.9 million and $28.4 million in the prior year periods. The interest expense decreases in the second quarter and first six months of fiscal year 2026 were primarily driven by lower interest expense on our Term Loan B due to decreased borrowings and a lower interest rate, and lower outstanding letters of credit balances during the period (as discussed in Note 13 “Debt” to the Consolidated Financial Statements).

Other Income, Net

Other income, net was $1.7 million and $4.2 million in the second quarter and first six months of fiscal year 2026, respectively, compared to $2.2 million and $4.9 million in the prior year periods. These decreases were primarily driven by decreases in interest and dividend income, partially offset by higher investment gains.

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

Our effective tax rate from continuing operations was 25.2% and 23.2% in the second quarter and first six months of fiscal year 2026, respectively, and 22.8% and 22.0% in the second quarter and first six months of fiscal year 2025, respectively. The effective tax rate for the second quarter of fiscal year 2026 increased compared to the prior year period primarily due to an increase in the limitation of tax benefits on certain executive compensation, partially offset by a decrease in the percentage of earnings from operations in higher taxed jurisdictions. The effective tax rate for the first six months of fiscal year 2026 increased compared to the prior year period primarily due to an increase in the limitation of tax benefits on certain executive compensation, partially offset by a decrease in the percentage of earnings from operations in higher taxed jurisdictions and an increase in tax benefits on stock-based compensation.

In July 2025, OBBBA was signed into law, which introduced substantial changes to U.S. tax provisions. The most relevant provisions to Adtalem for fiscal year 2026 include allowing accelerated tax deductions for qualified property and research and development expenditures. The impacts of OBBBA were not material to the income tax provision for the second quarter and six months ended December 31, 2025.

Discontinued Operations

We had income from discontinued operations of $0.2 million and $1.0 million in the second quarter and first six months of fiscal year 2026, respectively, compared to $4.7 million and $4.6 million in the prior year periods. We recorded income within discontinued operations related to the DeVry University earn-out of $0.5 million and $7.0 million in the second quarter and first six months of fiscal year 2026 and 2025, respectively. In addition, we continue to incur costs associated with ongoing litigation and settlements related to divestitures, which are classified as expenses within discontinued operations.

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

Prior to fiscal year 2022, Adtalem’s composite score was greater than 1.5. However, on September 25, 2023, ED notified Adtalem that its fiscal year 2022 composite score had declined to 0.2. As previously disclosed, this was expected due to the acquisition of Walden and other transactions. ED advised that Adtalem’s five institutions will be permitted to continue to participate in Title IV under provisional certifications with heightened cash monitoring and continued reporting. Management does not believe these conditions will have a material adverse effect on Adtalem’s operations. At ED’s request, Adtalem maintains three surety-backed letters of credit in favor of ED totaling $202.6 million representing 10% of the consolidated Title IV funds Adtalem’s institutions received during fiscal year 2025. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

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

ED provisionally recertified Walden’s Title IV PPA through December 31, 2028.

ED provisionally recertified AUC and RUSM’s Title IV PPAs through March 31, 2025. Materially complete applications for AUC and RUSM’s PPA recertification were timely submitted to ED. ED has provisionally recertified RUSVM’s Title IV PPA through March 31, 2027.

The provisional nature of the PPAs stemmed from Adtalem’s composite score declining and failing to meet ED’s standards of financial responsibility as described above.

Walden, AUC, RUSM, and RUSVM’s provisional PPAs included financial requirements, such as letter of credit and heightened cash monitoring, and AUC, RUSM, and RUSVM’s provisional PPAs require additional reporting. We do not believe these requirements will have a material effect on Adtalem’s financial condition or results of operations. With the approval of its change in ownership, Walden has the ability to request ED approval for new programs.

Gainful Employment

The HEA requires certificate programs at all Title IV institutions and degree programs at proprietary Title IV institutions to prepare students for gainful employment in a recognized occupation. In October 2023, ED released new Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) rules effective July 1, 2024. GE programs must meet a debt-to-earnings test in which graduates’ annual debt payments must not exceed 8% of their annual earnings or 20% of their discretionary earnings. GE programs must also meet an earnings premium test in which graduates’ earnings must exceed those of a typical high school graduate. Under the regulation, programs that fail either metric must provide warnings to students and prospective students that the program is at risk of losing Title IV eligibility and programs that fail the same measure in two out of three consecutive years lose Title IV eligibility. The GE regulation also includes a transparency framework in which debt-to-earnings, earnings premium, and a wide range of other program outcomes for all Title IV programs are disclosed on a website hosted by ED. Because there are many factors and unknowns, including the earnings of program graduates, Adtalem is reviewing the regulation to determine what impact, if any, the regulation will have on its programs. In addition, multiple parties sought to block enforcement of the FVT/GE rule under the Administrative Procedure Act and other legal theories. On October 2, 2025, a federal district judge ruled in ED’s favor, upholding the FVT/GE rules. The decision is subject to appeal. On February 14, 2025, ED extended the institutional reporting deadline for 2023-2024 and earlier award years until September 30, 2025. The reporting deadline for the 2024-2025 award year was October 1, 2025. On July 25, 2025, ED announced its intent to establish negotiated rulemaking committees in advance of issuing draft regulations on various topics, including FVT/GE. The negotiating committee addressing FVT/GE met in December 2025 and January 2026. ED’s initial proposal includes amendments to the FVT/GE rules including elimination of debt to earnings.

Do No Harm

The recently enacted Do No Harm provisions of OBBBA provide that an undergraduate program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA are no greater than earnings of a population with a high school diploma, and a graduate or professional program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA and its implementing regulations are no greater than the earnings of a population with a bachelor’s degree, in each case for two years in a three-year period. These provisions are applicable to all Title IV participating institutions. Regulations to define how Do No Harm will be implemented, including the definition of completer, the populations to be used to measure the difference between earnings of completers and earnings of others, have yet to be promulgated. On July 25, 2025, ED announced its intent to establish negotiated rulemaking committees to implement Do No Harm and other provisions of OBBBA. The negotiating committee met in December 2025 and January 2026.

The 90/10 Rule

An ED regulation known as the 90/10 Rule affects only proprietary institutions participating in Title IV programs, including each of Adtalem’s institutions. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Title IV student financial assistance programs in two consecutive fiscal years loses eligibility to participate in Title IV programs. The following table shows the 90/10 rates for each Adtalem institution for fiscal year 2025 and fiscal year 2024. We are also providing a consolidated rate for Adtalem even though it is not subject to 90/10 requirements.

	Fiscal Year
	2025	2024
Chamberlain University	70%	68%
Walden University	82%	82%
American University of the Caribbean School of Medicine	86%	87%
Ross University School of Medicine	86%	87%
Ross University School of Veterinary Medicine	77%	78%
Consolidated	78%	77%

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

Adtalem’s consolidated cash and cash equivalents balance of $56.3 million and $199.6 million as of December 31, 2025 and June 30, 2025, respectively, included cash and cash equivalents held at Adtalem’s international operations of $5.7 million and $22.9 million as of December 31, 2025 and June 30, 2025, respectively, which is available to Adtalem for general corporate purposes.

Cash Flow Summary

Operating Activities

Net cash provided by operating activities from continuing operations in the six months ended December 31, 2025 increased $94.2 million to $160.1 million, compared to $66.0 million in the prior year period. This increase was primarily driven by a $81.0 million increase in cash collected from students, a $22.9 million decrease in net legal settlement payments, and a $9.2 million decrease in interest payments, partially offset by a $11.7 million increase in payments to employees and vendors and a $6.2 million increase in income tax payments.

Investing Activities

Net cash used in investing activities in the six months ended December 31, 2025 and 2024 was $35.6 million and $20.2 million, respectively, and was primarily driven by capital expenditures of $30.6 million and $21.1 million, respectively. In addition, during the six months ended December 31, 2025 we made a $5.0 million minority investment in a business. Capital expenditures for fiscal year 2026 are expected to include information technology investments and new campus development at Chamberlain.

Financing Activities

Net cash used in financing activities in the six months ended December 31, 2025 was $267.2 million, primarily driven by share repurchases of $172.4 million, net repayments under long-term debt obligations of $50.0 million, and employee taxes paid on withholding shares of $42.0 million. Net cash used in financing activities in the six months ended December 31, 2024 was $75.9 million, primarily driven by share repurchases of $74.1 million.

On December 15, 2025, we announced that the Board authorized Adtalem’s sixteenth share repurchase program, which allows Adtalem to repurchase up to $750.0 million of its common stock through December 15, 2028. As of December 31,

2025, $727.5 million of authorized share repurchases remained under the sixteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Material Cash Requirements

Long-Term Debt – As of December 31, 2025, we have principal balances of $405.0 million of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028 and $103.3 million of Term Loan B under our Credit Facility, which matures on August 12, 2028 and requires interest payments. As a result of previous Term Loan B prepayments, we are no longer required to make quarterly principal installment payments on the Term Loan B. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on the Notes and our Credit Facility.

As of December 31, 2025, Adtalem had $202.6 million of letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

As of December 31, 2025, Adtalem had posted $74.9 million of surety bonds to satisfy certain state regulatory requirements for licensure.

In the event of unexpected market conditions or negative economic changes that could negatively affect Adtalem’s earnings and/or operating cash flow, Adtalem maintained a $500.0 million revolving credit facility with availability of $500.0 million as of December 31, 2025.

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

We have engaged in and continue to engage in the review and planning of strategic alternatives to refinance or otherwise optimize our capital structure, which alternatives may include issuing debt, equity or other securities, or entering into new credit facilities. This review and planning could result in our pursuing one or more significant corporate transactions. There can be no assurance as to when or whether we will determine to pursue any such transaction, whether any such transaction will be successful, or the effects the failure to undertake any such transaction may have on our business, including our ability to achieve our operational, strategic, and financial goals.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, write-off of debt discount and issuance costs, litigation reserve, debt modification costs, and income from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Adtalem’s diluted earnings per share adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, write-off of debt discount and issuance costs, litigation reserve, debt modification costs, and income from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Adtalem’s operating income adjusted for restructuring expense, amortization of acquired intangible assets, litigation reserve, strategic advisory costs, and debt modification costs.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Adtalem’s net income adjusted for income from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation, amortization of acquired intangible assets, amortization of cloud computing implementation assets, stock-based compensation, restructuring expense, litigation reserve, strategic advisory costs, and debt modification costs. Provision for income taxes, interest expense, and other income, net is not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with adjusted operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Adtalem’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Amortization of acquired intangible assets.
●	Amortization of cloud computing implementation assets.
●	Strategic advisory costs related to expanding capabilities and bringing new capacities to market to further enhance our strategic position. We do not include normal, recurring, cash operating expenses in our strategic advisory costs.
●	Reserves related to significant litigation.

●	Write-off of debt discount and issuance costs related to prepayments of debt and the amendment of the revolving loan facility.
●	Debt modification costs related to refinancing our Term Loan B loan.
●	Income from discontinued operations includes expense from ongoing litigation costs and settlements related to divestitures and the earn-outs we received.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income (GAAP)	$76,376	$75,856	$138,208	$122,021
Restructuring expense	4,055	322	4,365	2,416
Amortization of acquired intangible assets	2,805	2,805	5,610	5,610
Strategic advisory costs	8,110	—	9,794	—
Write-off of debt discount and issuance costs, litigation reserve, and debt modification costs	687	(5,550)	982	(4,838)
Income tax impact on non-GAAP adjustments (1)	(3,922)	645	(5,146)	(687)
Income from discontinued operations	(205)	(4,680)	(975)	(4,600)
Adjusted net income (non-GAAP)	$87,906	$69,398	$152,838	$119,922
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Diluted earnings per share (GAAP)	$2.11	$1.98	$3.77	$3.15
Effect on diluted earnings per share:
Restructuring expense	0.11	0.01	0.12	0.06
Amortization of acquired intangible assets	0.08	0.07	0.15	0.14
Strategic advisory costs	0.22	-	0.27	-
Write-off of debt discount and issuance costs, litigation reserve, and debt modification costs	0.02	(0.14)	0.03	(0.12)
Income tax impact on non-GAAP adjustments (1)	(0.11)	0.02	(0.14)	(0.02)
Income from discontinued operations	(0.01)	(0.12)	(0.03)	(0.12)
Adjusted earnings per share (non-GAAP)	$2.43	$1.81	$4.17	$3.09
Diluted shares	36,230	38,401	36,644	38,755
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
			Increase/(Decrease)				Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Chamberlain:
Adjusted operating income (GAAP)	$33,823	$42,303	$(8,480)	(20.0)%	$59,431	$70,135	$(10,704)	(15.3)%
Depreciation	5,706	5,466	240		11,081	10,834	247
Amortization of cloud computing implementation assets	2,020	815	1,205		3,547	1,467	2,080
Stock-based compensation	3,674	3,993	(319)		6,244	7,112	(868)
Adjusted EBITDA (non-GAAP)	$45,223	$52,577	$(7,354)	(14.0)%	$80,303	$89,548	$(9,245)	(10.3)%
Adjusted EBITDA margin (non-GAAP)	24.6%	29.1%			22.1%	25.7%
Walden:
Adjusted operating income (GAAP)	$78,460	$46,153	$32,307	70.0%	$134,534	$88,795	$45,739	51.5%
Depreciation	2,074	1,795	279		4,014	3,477	537
Amortization of cloud computing implementation assets	1,901	778	1,123		3,105	1,479	1,626
Stock-based compensation	4,237	3,326	911		6,890	6,066	824
Adjusted EBITDA (non-GAAP)	$86,672	$52,052	$34,620	66.5%	$148,543	$99,817	$48,726	48.8%
Adjusted EBITDA margin (non-GAAP)	39.8%	30.4%			36.5%	30.0%
Medical and Veterinary:
Adjusted operating income (GAAP)	$25,035	$21,519	$3,516	16.3%	$41,807	$36,249	$5,558	15.3%
Depreciation	3,007	2,744	263		5,827	5,313	514
Amortization of cloud computing implementation assets	705	315	390		1,116	598	518
Stock-based compensation	2,682	2,158	524		4,092	3,765	327
Adjusted EBITDA (non-GAAP)	$31,429	$26,736	$4,693	17.6%	$52,842	$45,925	$6,917	15.1%
Adjusted EBITDA margin (non-GAAP)	30.8%	28.0%			27.1%	25.0%
Home Office:
Adjusted operating loss	$(11,234)	$(8,528)	$(2,706)	(31.7)%	$(19,412)	$(17,883)	$(1,529)	(8.6)%
Depreciation	167	185	(18)		328	369	(41)
Stock-based compensation	2,646	1,990	656		4,306	3,975	331
Adjusted EBITDA	$(8,421)	$(6,353)	$(2,068)	(32.6)%	$(14,778)	$(13,539)	$(1,239)	(9.2)%
Adtalem Global Education:
Net income (GAAP)	$76,376	$75,856	$520	0.7%	$138,208	$122,021	$16,187	13.3%
Income from discontinued operations	(205)	(4,680)	4,475		(975)	(4,600)	3,625
Interest expense	10,917	13,909	(2,992)		22,007	28,391	(6,384)
Other income, net	(1,704)	(2,235)	531		(4,190)	(4,881)	691
Provision for income taxes	25,730	21,020	4,710		41,541	33,177	8,364
Depreciation and amortization	18,385	14,903	3,482		34,628	29,147	5,481
Stock-based compensation	13,239	11,467	1,772		21,532	20,918	614
Restructuring expense	4,055	322	3,733		4,365	2,416	1,949
Litigation reserve	—	(5,550)	5,550		—	(5,550)	5,550
Strategic advisory costs	8,110	—	8,110		9,794	—	9,794
Debt modification costs	—	—	—		—	712	(712)
Adjusted EBITDA (non-GAAP)	$154,903	$125,012	$29,891	23.9%	$266,910	$221,751	$45,159	20.4%
Adjusted EBITDA margin (non-GAAP)	30.8%	27.9%			27.6%	25.6%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Adtalem’s market risk exposure during the first six months of fiscal year 2026 from those set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Adtalem’s management, including our Chief

Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Adtalem’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes during the second quarter of fiscal year 2026 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below reflects shares of common stock we repurchased during the second quarter of the fiscal year ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 - October 31, 2025	13,959	$100.27	13,959	$141,006,386
November 1, 2025 - November 30, 2025	905,602	$94.31	905,602	$55,602,868
December 1, 2025 - December 31, 2025	808,004	$96.66	808,004	$727,502,227
Total	1,727,565	$95.45	1,727,565
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	1,469	$148.62	NA	NA
November 1, 2025 - November 30, 2025	27,551	$96.10	NA	NA
December 1, 2025 - December 31, 2025	—	$—	NA	NA
Total	29,020	$98.76	NA	NA
(1)	Represents shares purchased by Adtalem for payment of employee withholding taxes on stock awards vesting pursuant to the terms of Adtalem’s stock incentive plans.

Item 5. Other Information

On December 10, 2025, Mr. Stephen W. Beard, Adtalem’s Chairman and Chief Executive Officer, adopted a 10b5-1 Preset Diversification Program (the “10b5-1 Plan”). Mr. Beard’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Trades under Mr. Beard’s 10b5-1 Plan are subject to the required “cooling-off period” with the estimated first sale date under Mr. Beard’s 10b5-1 Plan to occur not before March 16, 2026. Mr. Beard’s 10b5-1 Plan expires on November 30, 2026. The 10b5-1 Plan governs Mr. Beard’s sale of 142,860 shares of Adtalem common stock. After such sales, Mr. Beard will continue to satisfy the stock ownership requirements for our executive officers. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

On December 11, 2025, Mr. Douglas Beck, Adtalem’s Senior Vice President, General Counsel, Corporate Secretary and Institutional Support Services, adopted a 10b5-1 Plan. Mr. Beck’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Trades under Mr. Beck’s 10b5-1 Plan are subject to the required “cooling-off period” with the estimated first sale date under Mr. Beck’s 10b5-1 Plan to occur not before March 12, 2026. Mr. Beck’s 10b5-1 Plan expires on November 30, 2026. The 10b5-1 Plan governs Mr. Beck’s sale of 19,230 shares of Adtalem common stock. After such sales, Mr. Beck will continue to satisfy the stock ownership requirements for our executive officers. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

On December 12, 2025, Mr. Robert Phelan, Adtalem’s Senior Vice President and Chief Financial Officer, adopted a 10b5-1 Plan. Mr. Phelan’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Trades under Mr. Phelan’s 10b5-1 Plan are subject to the required “cooling-off period” with the estimated first sale date under Mr. Phelan’s 10b5-1 Plan to occur not before March 13, 2026. Mr. Phelan’s 10b5-1 Plan expires on December 1, 2026. The 10b5-1 Plan governs Mr. Phelan’s sale of 17,500 shares of Adtalem common stock. After such sales, Mr. Phelan will continue to satisfy the stock ownership requirements for our executive officers. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

On December 15, 2025, Dr. Karen Cox, President, Chamberlain University, adopted a 10b5-1 Plan. Dr. Cox’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Trades under Dr. Cox’s 10b5-1 Plan are subject to the required “cooling-off period” with the estimated first sale date under Dr. Cox’s 10b5-1 Plan to occur not before March 16, 2026. Dr. Cox’s 10b5-1 Plan expires on December 1, 2026. The 10b5-1 Plan governs Dr. Cox’s sale of 2,000 shares of Adtalem common stock. After such sales, Dr. Cox will continue to satisfy the stock ownership requirements for our executive officers. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

On December 15, 2025, Mr. Manjunath Gangadharan, Adtalem’s Vice President and Chief Accounting Officer, adopted a 10b5-1 Plan. Mr. Gangadharan’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Trades under Gangadharan’s 10b5-1 Plan are subject to the required “cooling-off period” with the estimated first sale date under Mr. Gangadharan’s 10b5-1 Plan to occur not before August 23, 2026. Mr. Gangadharan’s 10b5-1 Plan expires on December 1, 2026. The 10b5-1 Plan governs Mr. Gangadharan’s sale of any performance share units (“PSUs”) that may vest on August 23, 2026. If Mr. Gangadharan’s PSUs vest at 100%, 1,500 shares will be pursuant to his 10b5-1 Plan. After such sales, Mr. Gangadharan will continue to satisfy the stock ownership requirements for our executive officers. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

Item 6. Exhibits

10.1*, **	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2026)
10.2*, **	Form of Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2026)
10.3*, **	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2026)
10.4*, **	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2026)
19.2**	Insider Sales and Ownership Policy Addendum
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adtalem Global Education Inc.

Date: January 28, 2026	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)