Form 10-Q
period 2026-03-31
Covista Inc.
filed 2026-05-07
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-13988

Covista Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

233 South Wacker Drive
Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 651-1400

(Registrant’s telephone number; including area code)

Adtalem Global Education Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	CVSA	New York Stock Exchange
Common stock, $0.01 par value per share	CVSA	NYSE Texas

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

As of May 1, 2026, there were 34,030,887 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Covista Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Covista Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	March 31,	June 30,
	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$146,977	$199,601
Restricted cash	1,862	1,563
Accounts and financing receivables, net	175,924	146,189
Prepaid expenses and other current assets	78,992	68,837
Total current assets	403,755	416,190
Noncurrent assets:
Property and equipment, net	276,972	256,131
Operating lease assets	201,079	191,194
Deferred income taxes	—	32,956
Intangible assets, net	757,059	765,474
Goodwill	961,262	961,262
Other assets, net	137,300	129,145
Total noncurrent assets	2,333,672	2,336,162
Total assets	$2,737,427	$2,752,352
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$97,261	$105,017
Accrued payroll and benefits	75,093	76,374
Accrued liabilities	92,846	77,286
Deferred revenue	276,192	214,091
Current operating lease liabilities	35,230	35,159
Current portion of long-term debt	3,825	—
Total current liabilities	580,447	507,927
Noncurrent liabilities:
Long-term debt	495,644	552,669
Long-term operating lease liabilities	201,595	186,172
Deferred income taxes	58,731	31,856
Other liabilities	36,905	40,103
Total noncurrent liabilities	792,875	810,800
Total liabilities	1,373,322	1,318,727
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 34,023 and 35,952 shares outstanding as of March 31, 2026 and June 30, 2025, respectively	847	839
Additional paid-in capital	696,468	664,300
Retained earnings	2,957,419	2,777,574
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 50,720 and 47,990 shares as of March 31, 2026 and June 30, 2025, respectively	(2,288,402)	(2,006,861)
Total shareholders' equity	1,364,105	1,433,625
Total liabilities and shareholders' equity	$2,737,427	$2,752,352

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue	$487,030	$466,055	$1,452,703	$1,331,184
Operating cost and expense:
Cost of educational services	210,719	199,869	616,911	572,500
Student services and administrative expense	184,106	175,167	542,631	491,141
Restructuring expense	863	510	5,228	2,926
Total operating cost and expense	395,688	375,546	1,164,770	1,066,567
Operating income	91,342	90,509	287,933	264,617
Interest expense	(13,629)	(13,074)	(35,636)	(41,465)
Other income, net	232	1,898	4,422	6,779
Income from continuing operations before income taxes	77,945	79,333	256,719	229,931
Provision for income taxes	(19,963)	(18,539)	(61,504)	(51,716)
Income from continuing operations	57,982	60,794	195,215	178,215
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(21,860)	52	(20,810)	6,216
Benefit from (provision for) income taxes	5,515	(14)	5,440	(1,578)
(Loss) income from discontinued operations	(16,345)	38	(15,370)	4,638
Net income and comprehensive income	$41,637	$60,832	$179,845	$182,853

Earnings (loss) per share:
Basic:
Continuing operations	$1.69	$1.64	$5.52	$4.76
Discontinued operations	$(0.48)	$0.00	$(0.43)	$0.12
Total basic earnings per share	$1.21	$1.64	$5.08	$4.88
Diluted:
Continuing operations	$1.67	$1.59	$5.42	$4.62
Discontinued operations	$(0.47)	$0.00	$(0.43)	$0.12
Total diluted earnings per share	$1.20	$1.59	$4.99	$4.74

Weighted-average shares outstanding:
Basic shares	34,283	37,140	35,381	37,434
Diluted shares	34,782	38,233	36,031	38,583

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2026	2025
Operating activities:
Net income	$179,845	$182,853
Loss (income) from discontinued operations	15,370	(4,638)
Income from continuing operations	195,215	178,215
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	31,103	31,181
Amortization and impairments to operating lease assets	21,004	25,330
Depreciation	32,627	30,267
Amortization of acquired intangible assets	8,415	8,415
Amortization and write-off of debt discount and issuance costs	6,961	4,995
Provision for bad debts	48,853	46,854
Deferred income taxes	65,318	19,994
Loss on disposals and impairments of property and equipment	605	2,522
Gain on investments	(561)	(268)
Changes in assets and liabilities:
Accounts and financing receivables	(76,271)	(80,613)
Prepaid expenses and other current assets	(896)	5,727
Cloud computing implementation assets	(10,087)	(21,959)
Accounts payable	(12,607)	(9,978)
Accrued payroll and benefits	(1,136)	1,406
Accrued liabilities	(10,168)	(10,449)
Deferred revenue	66,322	66,081
Operating lease liabilities	(15,395)	(17,839)
Other assets and liabilities	(2,888)	(6,068)
Net cash provided by operating activities-continuing operations	346,414	273,813
Net cash provided by operating activities-discontinued operations	45	4,394
Net cash provided by operating activities	346,459	278,207
Investing activities:
Capital expenditures	(50,882)	(31,337)
Proceeds from sales of marketable securities	2,314	3,120
Purchases of marketable securities	(2,313)	(2,048)
Payment for investment in business	(5,000)	—
Net cash used in investing activities	(55,881)	(30,265)
Financing activities:
Proceeds from exercise of stock options	131	10,008
Employee taxes paid on withholding shares	(42,074)	(12,457)
Proceeds from stock issued under Colleague Stock Purchase Plan	1,305	922
Repurchases of common stock for treasury	(239,866)	(146,436)
Borrowings under long-term debt obligations	844,450	9,873
Repayments under long-term debt obligations	(895,283)	(109,873)
Payment of debt issuance and extinguishment costs	(11,566)	—
Net cash used in financing activities	(342,903)	(247,963)
Net decrease in cash, cash equivalents and restricted cash	(52,325)	(21)
Cash, cash equivalents and restricted cash at beginning of period	201,164	221,202
Cash, cash equivalents and restricted cash at end of period	$148,839	$221,181
Non-cash investing and financing activities:
Accrued capital expenditures	$12,417	$12,410
Accrued liability for repurchases of common stock	$—	$4,879
Accrued excise tax on share repurchases	$1,739	$1,055
Accrued debt issuance and extinguishment costs	$421	$—

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
December 31, 2024	83,886	$839	$642,975	$2,662,530	$(2,227)	46,597	$(1,865,207)	$1,438,910
Net income				60,832				60,832
Stock-based compensation			10,263					10,263
Net activity from stock-based compensation awards	13		175			2	(259)	(84)
Proceeds from stock issued under Colleague Stock Purchase Plan			222			(4)	173	395
Repurchases of common stock for treasury						792	(77,603)	(77,603)
March 31, 2025	83,899	$839	$653,635	$2,723,362	$(2,227)	47,387	$(1,942,896)	$1,432,713

December 31, 2025	84,740	$847	$686,587	$2,915,782	$(2,227)	50,086	$(2,222,193)	$1,378,796
Net income				41,637				41,637
Stock-based compensation			9,571					9,571
Net activity from stock-based compensation awards	3					1	(89)	(89)
Proceeds from stock issued under Colleague Stock Purchase Plan			310			(5)	233	543
Repurchases of common stock for treasury						638	(66,353)	(66,353)
March 31, 2026	84,743	$847	$696,468	$2,957,419	$(2,227)	50,720	$(2,288,402)	$1,364,105

June 30, 2024	83,194	$832	$611,949	$2,540,509	$(2,227)	45,513	$(1,781,928)	$1,369,135
Net income				182,853				182,853
Stock-based compensation			31,181					31,181
Net activity from stock-based compensation awards	705	7	10,001			162	(12,457)	(2,449)
Proceeds from stock issued under Colleague Stock Purchase Plan			504			(13)	521	1,025
Repurchases of common stock for treasury						1,725	(149,032)	(149,032)
March 31, 2025	83,899	$839	$653,635	$2,723,362	$(2,227)	47,387	$(1,942,896)	$1,432,713

June 30, 2025	83,942	$839	$664,300	$2,777,574	$(2,227)	47,990	$(2,006,861)	$1,433,625
Net income				179,845				179,845
Stock-based compensation			31,103					31,103
Net activity from stock-based compensation awards	801	8	123			320	(42,074)	(41,943)
Proceeds from stock issued under Colleague Stock Purchase Plan			942			(12)	507	1,449
Repurchases of common stock for treasury						2,422	(239,974)	(239,974)
March 31, 2026	84,743	$847	$696,468	$2,957,419	$(2,227)	50,720	$(2,288,402)	$1,364,105

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Covista Inc. (formerly known as Adtalem Global Education Inc.), together with its subsidiaries, is collectively referred to as “Covista,” “we,” “our,” “us,” or similar references. Covista reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended March 31, 2026 is for our third quarter of fiscal year 2026.

Covista is the leading healthcare educator in the U.S. Our schools consist of Chamberlain University (“Chamberlain”), Walden University (“Walden”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM are collectively referred to as the “medical and veterinary schools.” “Home Office” includes activities not allocated to a reportable segment. See Note 18 “Segment Information” for information on our reportable segments.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. We use the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations. Unless indicated, or the context requires otherwise, references to years refer to Covista’s fiscal years. Certain items presented in tables may not sum due to rounding. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our 2025 Form 10-K.

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

Recent Accounting Standards

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11: “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The guidance was issued to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The guidance also provides additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective on a prospective or retrospective basis for financial statements issued for fiscal years beginning after December 15, 2027, and interim reporting periods within fiscal years beginning after December 15, 2028. Early adoption of the guidance is permitted. We do not expect the guidance will have a material impact on Covista’s Consolidated Financial Statements or disclosures.

In September 2025, the FASB issued ASU No. 2025-06: “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The guidance was issued to modernize the accounting for software costs. The guidance is effective on a prospective, modified, or a retrospective transition approach for financial statements issued for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years. Early adoption of the guidance is permitted. We are currently evaluating the impact the guidance will have on Covista’s Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The guidance was issued to provide a practical expedient to measure credit losses on current accounts receivable and current contract assets. The guidance is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. Early adoption of the guidance is permitted. We do not expect the guidance will have a material impact on Covista’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03: “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions as well as disclosures about selling expenses. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027. The amendments should be applied prospectively, however retrospective application is permitted. Early adoption of the amendments is permitted, including adoption in an interim reporting period. The amendments will expand our footnote disclosures to include a disaggregation of expenses in accordance with the amendments but will not otherwise impact Covista’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09: “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance was issued to enhance the transparency and decision usefulness of income tax disclosures by requiring entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. Early adoption of the amendments is permitted. The amendments will expand our income tax footnote disclosures to include additional information in the rate reconciliation and regarding cash taxes paid but will not otherwise impact Covista’s Consolidated Financial Statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our Consolidated Financial Statements or disclosures.

3. Discontinued Operations

On December 11, 2018, Covista sold DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. The purchase agreement includes an earn-out entitling Covista to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s financial results. Covista received $0.5 million and $7.0 million during the second quarter of fiscal year 2026 and 2025, respectively, related to the earn-out. As of the second quarter of fiscal year 2026, we have received the full earn-out of $20.0 million.

We had a loss from discontinued operations of $16.3 million and $15.4 million in the three and nine months ended March 31, 2026, respectively. We had income from discontinued operations of $0.04 million and $4.6 million in the three and nine months ended March 31, 2025, respectively. We continue to have activity associated with ongoing litigation and settlements related to divestitures, which is classified within discontinued operations.

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended March 31, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$196,963	$186,575	$101,060	$484,598
Other	—	—	2,432	2,432
Total	$196,963	$186,575	$103,492	$487,030

	Nine Months Ended March 31, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$559,996	$594,097	$292,357	$1,446,450
Other	—	—	6,253	6,253
Total	$559,996	$594,097	$298,610	$1,452,703

	Three Months Ended March 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$192,592	$178,418	$92,597	$463,607
Other	—	—	2,448	2,448
Total	$192,592	$178,418	$95,045	$466,055

	Nine Months Ended March 31, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$541,508	$511,237	$270,605	$1,323,350
Other	—	—	7,834	7,834
Total	$541,508	$511,237	$278,439	$1,331,184

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

Students may receive scholarships, discounts, or refunds, which gives rise to variable consideration. The amounts of scholarships or discounts are generally applied to individual student accounts when such amounts are awarded. Therefore, the transaction price is immediately reduced directly by these scholarships or discounts from the amount of the standard tuition rate charged. Scholarships and discounts that are only applied to future tuition charged are considered a separate performance obligation if they represent a material right in accordance with ASC 606. In those instances, we defer the value of the related performance obligation associated with the future scholarship or discount based on estimates of future redemption informed by our historical experience of student persistence toward completion of study.

Upon withdrawal, a student may be eligible to receive a refund, or partial refund, the amount of which is dependent on the timing of the withdrawal during the academic term. If a student withdraws prior to completing an academic term, federal and state regulations and accreditation criteria permit Covista to retain a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the academic term completed by such student. Payment amounts received by Covista in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. For contracts with similar characteristics and historical data on refunds, the expected value method is applied in determining the variable consideration related to refunds. Estimates of Covista’s expected refunds are determined at the outset of each academic term, based upon actual refunds in previous academic terms. Reserves related to refunds are presented as refund liabilities within accrued liabilities on the Consolidated Balance Sheets. All refunds are netted against revenue during the applicable academic term.

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

Contract Balances

Students are billed at the beginning of each academic term and payment is due at that time. Covista’s performance obligation is to provide educational services in the form of instruction during the academic term and to provide for any scholarships or discounts that are deemed a material right under ASC 606. As instruction is provided or the deferred value of material rights are recognized, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Covista’s credit extension programs (see Note 9 “Accounts and Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts and financing receivables are reduced.

Deferred revenue within current liabilities is $276.2 million and $214.1 million as of March 31, 2026 and June 30, 2025, respectively, which includes $45.7 million and $38.1 million, respectively, related to contract liabilities associated with material rights. Deferred revenue within other noncurrent liabilities is $29.3 million and $25.0 million as of March 31, 2026 and June 30, 2025, respectively, and relates entirely to contract liabilities associated with material rights, which are expected to be earned over approximately the next four fiscal years. Revenue of $10.7 million and $202.2 million was recognized during the three and nine months ended March 31, 2026, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2026. Revenue of $6.1 million and $179.3 million was recognized during the three and nine months ended March 31, 2025, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2025.

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

5. Restructuring Expense

During the nine months ended March 31, 2026, Covista recorded restructuring expense primarily driven by workforce reductions and prior real estate consolidations at Covista’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring actions. During the nine months ended March 31, 2025, Covista recorded restructuring expense primarily driven by workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Covista’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Restructuring expense by segment was as follows (in thousands):

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$—	$199	$199	$98	$1,926	$2,024
Walden	—	31	31	—	460	460
Medical and Veterinary	37	338	375	120	735	855
Home Office	106	152	258	415	1,474	1,889
Total	$143	$720	$863	$633	$4,595	$5,228

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Real Estate and Other	Termination Benefits	Total	Real Estate and Other	Termination Benefits	Total
Chamberlain	$—	$(23)	$(23)	$974	$938	$1,912
Medical and Veterinary	52	69	121	167	69	236
Home Office	172	240	412	538	240	778
Total	$224	$286	$510	$1,679	$1,247	$2,926

The following table summarizes the separation and restructuring plan activity for fiscal years 2025 and 2026, for which cash payments are required (in thousands):

Liability balance as of June 30, 2024	$—
Increase in liability (termination and other charges)	1,418
Reduction in liability (payments and adjustments)	(1,418)
Liability balance as of June 30, 2025	—
Increase in liability (termination and other charges)	4,595
Reduction in liability (payments and adjustments)	(3,657)
Liability balance as of March 31, 2026	$938

These liability balances are recorded as accrued liabilities on the Consolidated Balance Sheets.

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Interest and dividend income	$481	$2,072	$3,861	$6,511
Investment (loss) gain	(249)	(174)	561	268
Other income, net	$232	$1,898	$4,422	$6,779

Investment (loss) gain includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations.

7. Income Taxes

Our effective tax rate from continuing operations was 25.6% and 24.0% in the three and nine months ended March 31, 2026, respectively, and 23.4% and 22.5% in the three and nine months ended March 31, 2025, respectively. The effective tax rate for the three months ended March 31, 2026 increased compared to the prior year period primarily due to an increase in the limitation of tax benefits on certain executive compensation, partially offset by a decrease in the percentage of earnings from operations in higher taxed jurisdictions. The effective tax rate for the nine months ended March 31, 2026 increased compared to the prior year period primarily due to an increase in the limitation of tax benefits on certain executive compensation, partially offset by a decrease in the percentage of earnings from operations in higher taxed jurisdictions and an increase in tax benefits on stock-based compensation. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, changes in uncertain tax positions, and tax benefits on stock-based compensation.

RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039 and RUSVM has an exemption in St. Kitts until 2038.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which introduced substantial changes to U.S. tax provisions. The most relevant provisions to Covista for fiscal year 2026 include allowing accelerated tax deductions for qualified property and research and development expenditures. The impacts of OBBBA were not material to the income tax provision for the three and nine months ended March 31, 2026.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Numerator:
Net income (loss):
Continuing operations	$57,982	$60,794	$195,215	$178,215
Discontinued operations	(16,345)	38	(15,370)	4,638
Net income	$41,637	$60,832	$179,845	$182,853

Denominator:
Weighted-average basic shares outstanding	34,283	37,140	35,381	37,434
Effect of dilutive stock awards	499	1,093	650	1,149
Weighted-average diluted shares outstanding	34,782	38,233	36,031	38,583

Earnings (loss) per share:
Basic:
Continuing operations	$1.69	$1.64	$5.52	$4.76
Discontinued operations	$(0.48)	$0.00	$(0.43)	$0.12
Total basic earnings per share	$1.21	$1.64	$5.08	$4.88
Diluted:
Continuing operations	$1.67	$1.59	$5.42	$4.62
Discontinued operations	$(0.47)	$0.00	$(0.43)	$0.12
Total diluted earnings per share	$1.20	$1.59	$4.99	$4.74

Weighted-average antidilutive shares	3	1	1	30

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

The classification of our accounts and financing receivable balances was as follows (in thousands):

	March 31, 2026
	Gross	Allowance	Net
Accounts receivables, current	$230,097	$(56,841)	$173,256
Financing receivables, current	5,387	(2,719)	2,668
Accounts and financing receivables, current	$235,484	$(59,560)	$175,924

Financing receivables, current	$5,387	$(2,719)	$2,668
Financing receivables, noncurrent	29,832	(7,790)	22,042
Total financing receivables	$35,219	$(10,509)	$24,710

	June 30, 2025
	Gross	Allowance	Net
Accounts receivables, current	$189,874	$(46,441)	$143,433
Financing receivables, current	5,393	(2,637)	2,756
Accounts and financing receivables, current	$195,267	$(49,078)	$146,189

Financing receivables, current	$5,393	$(2,637)	$2,756
Financing receivables, noncurrent	33,116	(8,757)	24,359
Total financing receivables	$38,509	$(11,394)	$27,115

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

The credit quality analysis of financing receivables as of March 31, 2026 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2022	2023	2024	2025	2026	Total
1-30 days past due	$778	$177	$297	$97	$587	$602	$2,538
31-60 days past due	123	34	24	333	44	96	654
61-90 days past due	207	19	60	11	187	369	853
91-120 days past due	37	7	51	11	323	15	444
121-150 days past due	323	—	59	38	38	4	462
Greater than 150 days past due	3,189	743	1,260	1,817	1,390	11	8,410
Total past due	4,657	980	1,751	2,307	2,569	1,097	13,361
Current	6,319	1,412	2,699	3,472	4,117	3,839	21,858
Financing receivables, gross	$10,976	$2,392	$4,450	$5,779	$6,686	$4,936	$35,219
Gross write-offs	$625	$261	$1,158	$806	$109	$—	$2,959

The credit quality analysis of financing receivables as of June 30, 2025 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2021	2022	2023	2024	2025	Total
1-30 days past due	$319	$303	$116	$37	$1,099	$1,623	$3,497
31-60 days past due	67	122	42	68	377	378	1,054
61-90 days past due	21	28	—	255	27	72	403
91-120 days past due	30	—	—	11	42	17	100
121-150 days past due	44	10	—	45	52	103	254
Greater than 150 days past due	2,261	1,291	1,171	2,058	1,935	293	9,009
Total past due	2,742	1,754	1,329	2,474	3,532	2,486	14,317
Current	5,858	2,609	1,819	3,323	4,440	6,143	24,192
Financing receivables, gross	$8,600	$4,363	$3,148	$5,797	$7,972	$8,629	$38,509
Gross write-offs	$1,158	$642	$478	$1,014	$876	$13	$4,181

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

For our financing receivables, we use historical loss rates based on an aging schedule. As these financing receivables are based on long-term financing agreements offered by Covista, management believes that delinquency provides the best credit loss estimate. As the financing receivable balances become further past due, it is less likely we will receive payment, causing our estimate of credit losses to increase.

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	Accounts	Financing	Total	Accounts	Financing	Total
Beginning balance	$52,515	$9,922	$62,437	$46,441	$11,394	$57,835
Write-offs	(15,918)	(252)	(16,170)	(46,585)	(2,959)	(49,544)
Recoveries	3,429	232	3,661	9,358	848	10,206
Provision for credit losses	16,815	607	17,422	47,627	1,226	48,853
Ending balance	$56,841	$10,509	$67,350	$56,841	$10,509	$67,350

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Accounts	Financing	Total	Accounts	Financing	Total
Beginning balance	$36,752	$13,059	$49,811	$35,336	$12,558	$47,894
Write-offs	(13,441)	(962)	(14,403)	(43,311)	(3,335)	(46,646)
Recoveries	2,941	115	3,056	7,725	772	8,497
Provision for credit losses	17,931	204	18,135	44,433	2,421	46,854
Ending balance	$44,183	$12,416	$56,599	$44,183	$12,416	$56,599

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		March 31,	June 30,
	Useful Life	2026	2025
Land	-	$31,776	$31,776
Buildings and improvements	10 - 31 years	204,915	202,240
Leasehold improvements	Shorter of asset useful life or lease term	140,951	120,603
Furniture and equipment	3 - 8 years	118,692	104,708
Software	3 - 5 years	120,112	113,565
Construction in progress	-	32,977	24,983
Property and equipment, gross		649,423	597,875
Accumulated depreciation		(372,451)	(341,744)
Property and equipment, net		$276,972	$256,131

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

As of March 31, 2026, we entered into one additional operating lease that has not yet commenced. The lease is expected to commence during the fourth quarter of fiscal year 2026, has a 17-year lease term, and will result in an additional operating lease asset and operating lease liability of approximately $4.1 million.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating lease cost	$12,486	$11,712	$37,063	$33,822
Sublease income	—	(1,260)	(2,002)	(4,054)
Total lease cost	$12,486	$10,452	$35,061	$29,768

Maturities of lease liabilities as of March 31, 2026 were as follows (in thousands):

Operating
Fiscal Year	Leases
2026 (remaining)	$12,266
2027	50,308
2028	49,026
2029	42,165
2030	39,769
Thereafter	205,738
Total lease payments	399,272
Less: lease incentives not yet received	(36,916)
Less: imputed interest	(125,531)
Present value of lease liabilities	$236,825

Lease term and discount rate were as follows:

March 31,
2026
Weighted-average remaining operating lease term (years)	8.7
Weighted-average operating lease discount rate	7.7%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease and lease incentive receipts)	$11,668	$9,388	$27,819	$25,673
Operating lease assets obtained in exchange for operating lease liabilities	$18,189	$20,903	$30,889	$47,040

12. Goodwill and Intangible Assets

Goodwill balances by reportable segment were as follows (in thousands):

	March 31,	June 30,
	2026	2025
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Indefinite-lived intangible assets consisted of the following (in thousands):

	March 31,	June 30,
	2026	2025
Title IV eligibility and accreditations	$611,100	$611,100
Trade name	141,760	141,760
Total	$752,860	$752,860

Amortizable intangible assets consisted of the following (in thousands):

	March 31, 2026		June 30, 2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Curriculum	$56,091	$(51,892)	$56,091	$(43,477)	5 Years
Total	$56,091	$(51,892)	$56,091	$(43,477)

Curriculum is a finite-lived intangible asset that is amortized on a straight-line basis. Curriculum amortization expense was $2.8 million and $8.4 million in the three and nine months ended March 31, 2026, respectively, and $2.8 million and $8.4 million in the three and nine months ended March 31, 2025, respectively. Future amortization expense on finite-lived intangible assets, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2026 (remaining)	$2,805
2027	1,394
Total	$4,199

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

Covista has five reporting units, which are Chamberlain, Walden, AUC, RUSM, and RUSVM. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that the reporting unit fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s fair value. If the carrying value of a reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. We also have the option to perform a qualitative assessment to test indefinite-lived intangible assets for impairment by determining whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that the indefinite-lived intangible asset is more likely than not impaired, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the indefinite-lived intangible assets. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized to the extent the carrying value exceeds fair value.

During the third quarter of fiscal year 2026, Covista performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying value of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the third quarter of fiscal year 2026.

If economic conditions deteriorate or operating performance of our reporting units does not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	March 31,	June 30,
	2026	2025
Term Loan B	$510,000	$153,333
Senior Secured Notes due 2028	—	404,950
Total principal	510,000	558,283
Unamortized debt discount and issuance costs	(10,531)	(5,614)
Total long-term debt	499,469	552,669
Less current portion	(3,825)	—
Long-term debt	$495,644	$552,669

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2026 (remaining)	$—
2027	5,100
2028	5,100
2029	5,100
2030	5,100
Thereafter	489,600
Total	$510,000

Credit Agreement

On August 12, 2021, in connection with the Walden acquisition, Covista entered into a credit agreement (the “Credit Agreement”) that provided for (1) a $850.0 million senior secured term loan (“Term Loan B”) with a maturity date of August 12, 2028 and (2) a $400.0 million senior secured revolving loan facility (“Revolver”) with a maturity date of August 12, 2026. We refer to the Term Loan B and Revolver collectively as the “Credit Facility.”

Term Loan B

Prior to January 26, 2024, borrowings under the Term Loan B bore interest at a rate per annum equal to, at our option, SOFR plus an applicable margin ranging from 4.00% to 4.50%, subject to a SOFR floor of 0.75%, or an alternate base rate (“ABR”) plus an applicable margin ranging from 3.00% to 3.50% depending on Covista’s net first lien leverage ratio for such period.

On January 26, 2024, we entered into Amendment No. 2 to Credit Agreement, which resulted in a 0.50% reduction in our Term Loan B interest rate margin. From January 26, 2024 through August 21, 2024, borrowings under the Term Loan B bore interest at a rate per annum equal to, at our option, SOFR plus an applicable margin ranging from 3.50% to 4.00%, subject to a SOFR floor of 0.75%, or an ABR plus an applicable margin ranging from 2.50% to 3.00% depending on Covista’s net first lien leverage ratio for such period.

On August 21, 2024, we entered into Amendment No. 3 to Credit Agreement, which resulted in a further 0.75% reduction in our Term Loan B interest rate margin and removed the leverage-based pricing grid. From August 21, 2024 through March 2, 2026, borrowings under the Term Loan B bore interest at a rate per annum equal to, at our option, SOFR plus 2.75%, subject to a SOFR floor of 0.75%, or an ABR plus 1.75%.

We made Term Loan B prepayments of $396.7 million, $100.0 million, $50.0 million, $50.0 million, $100.0 million, and $50.0 million on March 11, 2022, September 22, 2022, November 22, 2022, January 26, 2024, January 17, 2025, and October 29, 2025, respectively, resulting in a principal amount of $103.3 million as of March 1, 2026. On March 2, 2026, we entered into Amendment No. 5 to Credit Agreement and Incremental Assumption Agreement (the “Term Loan B

Amendment”) to incur new term loans under Term Loan B in an aggregate principal amount of $510.0 million with a maturity date of March 2, 2033. The Term Loan B Amendment was treated as a debt extinguishment of the previously outstanding $103.3 million principal amount of Term Loan B and the issuance of a new Term Loan B with an aggregate principal amount of $510.0 million. This resulted in a loss on debt extinguishment of $1.3 million within interest expense in the Consolidated Statements of Income in the three and nine months ended March 31, 2026 related to the write-off of unamortized debt discount and issuance costs associated with the previously outstanding $103.3 million principal amount of Term Loan B.

As of March 2, 2026, borrowings under the Term Loan B bear interest at a rate per annum equal to, at our option, SOFR plus 2.25%, subject to a SOFR floor of 0.75%, or an ABR plus 1.25%. The Term Loan B requires quarterly installment payments of $1.275 million beginning on September 30, 2026. As of March 31, 2026, the principal amount of the Term Loan B was $510.0 million and had an interest rate of 5.92%, which approximated the effective interest rate.

Revolver

On August 6, 2025, we entered into Amendment No. 4 to Credit Agreement and Incremental Assumption Agreement (the “Revolver Amendment”) to (i) increase available commitments under our revolving facility by $100.0 million (resulting in aggregate outstanding commitments of $500.0 million under the revolving facility after giving effect to the Revolver Amendment) and (ii) extend the maturity and commitment termination date of our revolving facility to August 6, 2030. Letters of credit may be issued under the Revolver in an aggregate amount of up to $500.0 million. Any letters of credit issued would reduce available capacity.

Borrowings under the Revolver bear interest at a rate per annum equal to SOFR plus an applicable margin ranging from 2.25% to 3.00% or an ABR plus an applicable margin ranging from 1.25% to 2.00% depending on Covista’s net first lien leverage ratio for such period.

The Credit Agreement requires payment of a commitment fee equal to 0.25% of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. There were no borrowings or repayments under the Revolver during the nine months ended March 31, 2025. During the nine months ended March 31, 2026, we had total borrowings and repayments of $337.0 million under the Revolver, resulting in no outstanding borrowings as of March 31, 2026. As of March 31, 2026, the Revolver had $500.0 million of available capacity.

Senior Secured Notes due 2028

On March 1, 2021, Covista issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028, pursuant to an indenture, dated as of March 1, 2021 (the “Indenture”), by and between Covista and U.S. Bank National Association, as trustee and notes collateral agent. The Notes were sold within the U.S. only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act.

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount and subsequently retired this debt. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount and subsequently retired this debt. On March 2, 2026, we repaid the remaining $405.0 million outstanding principal amount of the Notes at a redemption price equal to 100% of the principal amount. With this debt repayment, the Indenture was fully satisfied and discharged in accordance with its terms and Covista and the subsidiary guarantors party thereto have no further obligations under the Indenture. As a result, the debt repayment was treated as a debt extinguishment. This resulted in a loss on debt extinguishment of $2.6 million within interest expense in the Consolidated Statements of Income in the three and nine months ended March 31, 2026 related to the write-off of unamortized debt issuance costs and certain third-party transaction costs.

Debt Discount and Issuance Costs

The $50.0 million Term Loan B prepayment on October 29, 2025 and the repayment of the remaining $103.3 million principal amount on the original Term Loan B on March 2, 2026 resulted in a loss on debt extinguishment of $1.3 million and $1.9 million recorded within interest expense in the Consolidated Statements of Income in the three and nine months ended March 31, 2026, respectively, related to the write-off of unamortized debt discount and issuance costs. The issuance of a new Term Loan B on March 2, 2026 with a principal amount of $510.0 million was issued at a price of 99.5% of its principal amount, resulting in an original issue discount of 0.5%. In connection with the issuance of the Term Loan B on March 2, 2026, we capitalized $10.7 million of new debt discount and issuance costs, which are presented as a direct deduction from the face amount of the debt and are amortized as interest expense over a seven-year period from the date of the Term Loan B Amendment.

The $405.0 million Notes repayment on March 2, 2026 resulted in a loss on debt extinguishment of $2.5 million recorded within interest expense in the Consolidated Statements of Income in the three and nine months ended March 31, 2026 related to the write-off of unamortized debt issuance costs.

The debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. In connection with the Revolver Amendment on August 6, 2025, we wrote-off $0.3 million of previously capitalized debt issuance costs as a loss on debt extinguishment within interest expense in the Consolidated Statements of Income during the nine months ended March 31, 2026, and capitalized $3.8 million of new debt issuance costs. All newly capitalized debt issuance costs and unamortized debt issuance costs prior to the Revolver Amendment are amortized as interest expense over a five-year period from the date of the Revolver Amendment.

The following table summarizes the unamortized debt discount and issuance costs activity for the nine months ended March 31, 2026 (in thousands):

	Term Loan B	Notes	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2025	$2,356	$3,258	$2,299	$7,913
Amortization of debt discount and issuance costs	(543)	(792)	(925)	(2,260)
Debt discount and issuance costs write-off	(1,940)	(2,466)	(295)	(4,701)
Capitalized debt discount and issuance costs	10,658	—	3,770	14,428
Unamortized debt discount and issuance costs as of March 31, 2026	$10,531	$—	$4,849	$15,380

Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Term Loan B interest expense	$3,625	$3,031	$8,453	$13,333
Notes interest expense	3,774	5,568	14,910	16,704
Revolver interest expense	166	—	412	—
Loss on debt extinguishment	3,828	1,738	4,810	1,738
Amortization of debt discount and issuance costs	688	1,031	2,260	3,257
Letters of credit fees	1,212	1,460	3,788	5,807
Other	336	246	1,003	626
Total	$13,629	$13,074	$35,636	$41,465

Covenants and Guarantees

The Credit Agreement contains customary covenants, including restrictions on our restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interest on assets, make acquisitions, loans, advances or investments, or sell or otherwise transfer assets. Obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the assets of Covista and certain of its domestic wholly-owned subsidiaries. The Credit Agreement contains customary events of default for facilities of this type. If an event of default under the Credit Agreement occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

With respect to the Revolver, the terms of the Credit Agreement require Covista to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) equal to or less than 3.25 to 1.00. Covista was in compliance with the Credit Agreement debt covenants as of March 31, 2026.

Off-Balance Sheet Arrangements

As of March 31, 2026, Covista had $202.6 million in surety-backed letters of credit outstanding in favor of the U.S. Department of Education (“ED”) with an expiration date of January 31, 2027. The letters of credit represent 10% of the consolidated Title IV funds Covista’s institutions received during fiscal year 2025.

As of March 31, 2026, Covista had $76.9 million of surety bonds to satisfy certain state regulatory requirements for licensure.

14. Share Repurchases

On January 19, 2024, we announced that the Board of Directors (the “Board”) authorized Covista’s fourteenth share repurchase program, which allowed Covista to repurchase up to $300.0 million of its common stock through January 16, 2027. On May 5, 2025, Covista completed its fourteenth share repurchase program. On May 6, 2025, we announced that the Board authorized Covista’s fifteenth share repurchase program, which allowed Covista to repurchase up to $150.0 million of its common stock through May 6, 2028. On December 10, 2025, Covista completed its fifteenth share repurchase program. On December 15, 2025, we announced that the Board authorized Covista’s sixteenth share repurchase program, which allows Covista to repurchase up to $750.0 million of its common stock through December 15, 2028. Covista made share repurchases under its share repurchase programs as follows (in thousands, except shares and per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Total number of share repurchases	637,538	791,420	2,421,920	1,724,810
Total cost of share repurchases	$65,691	$77,603	$238,188	$149,032
Average price paid per share	$103.04	$98.06	$98.35	$86.40

As of March 31, 2026, $661.8 million of authorized share repurchases remained under the sixteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Stock-Based Compensation

Covista’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, employees and Board members are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of March 31, 2026, 1,119,299 shares of common stock were available for future issuance under this plan.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures of unvested awards in the period they occur. Covista issues new shares of common stock to satisfy stock option exercises, RSU vests, and PSU vests. Stock-based compensation expense is included in student services and administrative expense in the Consolidated Statements of Income. There was no capitalized stock-based compensation cost as of March 31, 2026 and June 30, 2025.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graded vesting from the grant date and expire ten years from the grant date. The following table summarizes stock option activity for the nine months ended March 31, 2026:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of June 30, 2025	275,238	$38.05
Exercised	(3,624)	35.83
Outstanding as of March 31, 2026	271,614	38.08	4.7	$20,960
Exercisable as of March 31, 2026	271,614	$38.08	4.7	$20,960

The fair value of stock options that vested during the nine months ended March 31, 2026 and 2025 was $0.6 million and $1.3 million, respectively. As of March 31, 2026, all stock options have been vested and therefore there is no remaining unrecognized stock-based compensation expense related to unvested stock options. The total intrinsic value of stock options exercised for the nine months ended March 31, 2026 and 2025 was $0.4 million and $10.6 million, respectively.

RSUs

We grant RSUs generally with a three-year graded vesting from the grant date. We also grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the nine months ended March 31, 2026:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of June 30, 2025	529,969	$59.41
Granted	157,435	97.35
Vested	(309,775)	51.55
Forfeited	(30,156)	79.88
Unvested as of March 31, 2026	347,473	$81.84

The weighted-average grant date fair value per share of RSUs granted in the nine months ended March 31, 2026 and 2025 was $97.35 and $88.99, respectively. The grant date fair value of RSUs that vested during the nine months ended March 31, 2026 and 2025 was $16.0 million and $14.0 million, respectively. As of March 31, 2026, $16.0 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 1.8 years.

PSUs

We grant PSUs with an approximate three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the nine months ended March 31, 2026:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of June 30, 2025	614,000	$57.20
Incremental PSUs granted based on achievement of metrics	196,416	42.03
Granted	255,252	96.86
Vested	(487,721)	41.83
Forfeited	(33,051)	65.03
Unvested as of March 31, 2026	544,896	$83.60

The weighted-average grant date fair value per share of PSUs granted in the nine months ended March 31, 2026 and 2025 was $96.86 and $89.74, respectively. The grant date fair value of PSUs that vested during the nine months ended March 31, 2026 and 2025 was $20.4 million and $2.8 million, respectively. As of March 31, 2026, $28.0 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.2 years.

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

Covista maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under our nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025 was $14.1 million and $12.8 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates their fair value, is included in accounts and financing receivables, net and other assets, net on the Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025 of $24.7 million and $27.1 million, respectively, and is classified as Level 2. See Note 9 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Covista has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025 were $14.5 million and $13.5 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because its inputs are derived principally from observable market data by correlation to the hypothetical portfolio of investments.

As of March 31, 2026 and June 30, 2025, the principal amount of our Term Loan B was $510.0 million and $153.3 million, respectively, with a fair value as of those dates of $511.0 million and $153.8 million, respectively. The valuation of the Term Loan B was based upon quoted market prices in a non-active market and is classified as Level 2. As of June 30, 2025, the principal amount of our Notes was $405.0 million, with a fair value of $402.8 million. The valuation of the Notes was based upon quoted market prices and is classified as Level 1. See Note 13 “Debt” for additional information on our Term Loan B and Notes.

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

Covista has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a nonrecurring basis include goodwill, intangible assets, and assets of businesses where the long-term value of the operations are deemed to be impaired. Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2025. See Note 12 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

17. Commitments and Contingencies

Covista is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of March 31, 2026, we adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Covista’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

As previously disclosed, pursuant to the terms of the Stock Purchase Agreement (“SPA”) by and between Covista and Cogswell, dated as of December 4, 2017, as amended, Covista sold DeVry University to Cogswell and Covista agreed to indemnify DeVry University for certain losses up to $340.0 million (the “Liability Cap”). Covista has previously disclosed DeVry University related matters that have consumed a portion of the Liability Cap.

In late January 2024 and early February 2024, ED sent notices to Chamberlain, RUSM, RUSVM, and Walden that it had received Borrower Defense to Repayment (“BDR”) applications filed by students between June 23, 2022 and November 15, 2022, which ED subsequently sent to each institution for awareness and optional response. Without a similar notice, in June 2025, AUC also received BDR claims that had been filed during the same 2022 timeframe. Each application seeks forgiveness of federal student loans made to these students. In the notices received, ED indicated that: (1) the notification was occurring prior to any substantive review of the application as well as its adjudication; (2) it would send the applications to each institution in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by ED. ED has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions ED chooses to initiate will have their own notification and response processes, which include an opportunity to provide additional evidence by the applicable institution. ED has indicated that an institution will learn of ED’s determination to forgive student loans only if it approves a BDR application and ED seeks recoupment. As of March 31, 2026, AUC, Chamberlain, RUSM, RUSVM, and Walden respectively have received 381, 3,144, 1,958, 2,013, and 7,804 BDR claims. Each institution has responded or will respond to all applications received; they believe that none properly stated an eligible claim for loan forgiveness. To date, none of Covista’s institutions have received an ED notice of BDR application approvals or recoupment intent.

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

These segments are consistent with the method by which Covista’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources. Covista’s CODM is our Chief Executive Officer. Our measure of segment profitability utilized by our CODM is adjusted operating income. Our CODM uses this measure to assess the operating results and performance of our segments, perform analytical comparisons to budget, and allocate resources to each segment during monthly operating reviews and annual budget process. Adjusted operating income excludes Home Office expense, restructuring expense, amortization of acquired intangible assets, litigation reserve, asset impairments, strategic advisory costs, and debt modification costs because these are not associated with the ongoing operations of the segments. “Home Office” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment are not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue:
Chamberlain	$196,963	$192,592	$559,996	$541,508
Walden	186,575	178,418	594,097	511,237
Medical and Veterinary	103,492	95,045	298,610	278,439
Consolidated	$487,030	$466,055	$1,452,703	$1,331,184
Cost of educational services:
Chamberlain	$84,939	$83,397	$254,205	$237,120
Walden	70,278	62,105	201,763	177,799
Medical and Veterinary	55,502	54,367	160,943	157,581
Other segment expenses(1):
Chamberlain	$64,129	$61,702	$198,465	$186,760
Walden	73,921	68,314	215,424	196,644
Medical and Veterinary	26,488	22,757	74,358	66,688
Adjusted operating income:
Chamberlain	$47,895	$47,493	$107,326	$117,628
Walden	42,376	47,999	176,910	136,794
Medical and Veterinary	21,502	17,921	63,309	54,170
Total segment adjusted operating income	111,773	113,413	347,545	308,592
Reconciliation to Consolidated Financial Statements:
Home Office expense	(9,525)	(8,047)	(28,937)	(25,930)
Restructuring expense	(863)	(510)	(5,228)	(2,926)
Amortization of acquired intangible assets	(2,805)	(2,805)	(8,415)	(8,415)
Litigation reserve	—	—	—	5,550
Asset impairments	—	(6,442)	—	(6,442)
Strategic advisory costs	(7,238)	(5,100)	(17,032)	(5,100)
Debt modification costs	—	—	—	(712)
Consolidated operating income	91,342	90,509	287,933	264,617
Interest expense	(13,629)	(13,074)	(35,636)	(41,465)
Other income, net	232	1,898	4,422	6,779
Consolidated income from continuing operations before income taxes	$77,945	$79,333	$256,719	$229,931
Depreciation:
Chamberlain	$6,027	$5,350	$17,108	$16,184
Walden	2,075	1,951	6,089	5,428
Medical and Veterinary	3,109	2,785	8,936	8,098
Home Office	166	188	494	557
Consolidated	$11,377	$10,274	$32,627	$30,267
Amortization of acquired intangible assets:
Walden	$2,805	$2,805	$8,415	$8,415
Consolidated	$2,805	$2,805	$8,415	$8,415

(1)	Other segment expenses for each reportable segment include student services and administrative related expenses.

Covista conducts its educational operations in the U.S., Barbados, St. Kitts, and St. Maarten. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue by geographic area:
Domestic operations	$383,538	$371,010	$1,154,093	$1,052,745
Barbados, St. Kitts, and St. Maarten	103,492	95,045	298,610	278,439
Consolidated	$487,030	$466,055	$1,452,703	$1,331,184

	March 31,	June 30,
	2026	2025
Long-lived assets by geographic area:
Domestic operations	$346,697	$308,190
Barbados, St. Kitts, and St. Maarten	131,354	139,135
Consolidated	$478,051	$447,325

No one customer accounted for more than 10% of Covista’s consolidated revenue for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read with and is qualified in its entirety by the Consolidated Financial Statements and the notes thereto included in this report. It should also be read in conjunction with our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation as contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Form 10-K), the Cautionary Disclosure Regarding Forward-Looking Statements, the Risk Factors included in the 2025 Form 10-K, and the Financial Aid and Legislative and Regulatory Requirements disclosures set forth in this report. Covista reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended March 31, 2026 is for our third quarter of fiscal year 2026.

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

Available Information

We use our website (www.covista.com) as a routine channel of distribution of company information, including press releases, presentations, and supplemental information, as one means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, you should monitor our website in addition to following press releases, SEC filings, and public conference calls and webcasts. You can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. You may also access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The content of the websites mentioned above is not incorporated into and should not be considered a part of this report.

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

“Home Office” includes activities not allocated to a reportable segment. Financial and descriptive information about Covista’s reportable segments is presented in Note 18 “Segment Information” to the Consolidated Financial Statements.

Third Quarter Highlights

Financial and operational highlights for the third quarter of fiscal year 2026 include:

●	Covista revenue increased 4.5%, or $21.0 million, to $487.0 million in the third quarter of fiscal year 2026 compared to the prior year period driven by increased revenue across all of our segments. Walden revenue for the third quarter of fiscal year 2026 was impacted by a shift of one academic week from the third quarter to the second quarter, which resulted in $18.0 million of revenue being recognized during the second quarter of fiscal year 2026.
●	Net income decreased 31.6%, or $19.2 million, to $41.6 million in the third quarter of fiscal year 2026 compared to the prior year period. While consolidated revenue increased in the third quarter of fiscal year 2026 compared to the prior year period, Walden revenue for the third quarter of fiscal year 2026 was impacted by a shift of one academic week from the third quarter to the second quarter, which resulted in $18.0 million of revenue being recognized during the second quarter of fiscal year 2026. The net income decrease was also driven by a loss from discontinued operations and increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives, partially offset by a reduction in asset impairments.
●	Diluted earnings per share decreased 24.5%, or $0.39, to $1.20 in the third quarter of fiscal year 2026 compared to the prior year period driven by the decrease in net income, partially offset by lower diluted shares due to share repurchases.
●	Adjusted net income decreased 5.8%, or $4.2 million, to $69.0 million in the third quarter of fiscal year 2026 compared to the prior year period. While consolidated revenue increased in the third quarter of fiscal year 2026 compared to the prior year period, Walden revenue for the third quarter of fiscal year 2026 was impacted by a shift of one academic week from the third quarter to the second quarter, which resulted in $18.0 million of revenue being recognized during the second quarter of fiscal year 2026. The adjusted net income decrease was also driven by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.
●	Adjusted earnings per share increased 3.1%, or $0.06, to $1.98 in the third quarter of fiscal year 2026 compared to the prior year period driven by lower diluted shares due to share repurchases, partially offset by the decrease in adjusted net income.
●	For the January 2026 and March 2026 sessions, total student enrollment at Chamberlain decreased 0.7% and increased 0.5%, respectively, compared to the same sessions last year.
●	As of March 31, 2026, total student enrollment at Walden increased 12.3% compared to March 31, 2025.

●	For the January 2026 semester, total student enrollment at the medical and veterinary schools increased 4.1% compared to the same semester last year.
●	On March 2, 2026, we entered into Amendment No. 5 to Credit Agreement and Incremental Assumption Agreement (the “Term Loan B Amendment”) to incur new term loans under Term Loan B in an aggregate principal amount of $510.0 million with a maturity date of March 2, 2033. In addition, on March 2, 2026, we repaid the previously outstanding $103.3 million principal amount of Term Loan B and the remaining $405.0 million outstanding principal amount of the Senior Secured Notes due 2028. See Note 13 “Debt” to the Consolidated Financial Statements for additional information.
●	Covista repurchased a total of 637,538 shares of its common stock under its share repurchase programs at an average cost of $103.04 per share during the third quarter of fiscal year 2026. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Results of Operations

Revenue

The following tables present revenue by segment detailing the changes from the prior year periods (in thousands):

	Three Months Ended March 31, 2026
	Chamberlain	Walden (1)	Medical and Veterinary	Consolidated (1)
Fiscal year 2025	$192,592	$178,418	$95,045	$466,055
Growth	4,371	8,157	8,447	20,975
Fiscal year 2026	$196,963	$186,575	$103,492	$487,030
% change from prior year	2.3%	4.6%	8.9%	4.5%

	Nine Months Ended March 31, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$541,508	$511,237	$278,439	$1,331,184
Growth	18,488	82,860	20,171	121,519
Fiscal year 2026	$559,996	$594,097	$298,610	$1,452,703
% change from prior year	3.4%	16.2%	7.2%	9.1%
(1)	Walden revenue for the third quarter of fiscal year 2026 was impacted by a shift of one academic week from the third quarter to the second quarter, which resulted in $18.0 million of revenue being recognized during the second quarter of fiscal year 2026. Including the $18.0 million revenue timing impact in the third quarter of fiscal year 2026, Walden segment revenue would have increased 14.7%, or $26.2 million, to $204.6 million and consolidated revenue would have increased 8.4%, or $39.0 million, to $505.0 million.

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2026
Session	July 2025	Sept. 2025	Nov. 2025	Jan. 2026	Mar. 2026
Total students	37,697	39,846	39,278	40,145	40,767
% change from prior year	4.5%	2.2%	(1.0)%	(0.7)%	0.5%

	Fiscal Year 2025
Session	July 2024	Sept. 2024	Nov. 2024	Jan. 2025	Mar. 2025	May 2025
Total students	36,061	38,987	39,691	40,445	40,564	38,891
% change from prior year	12.1%	11.7%	11.5%	8.7%	6.8%	5.8%

Chamberlain revenue increased 2.3%, or $4.4 million, to $197.0 million in the third quarter and increased 3.4%, or $18.5 million, to $560.0 million in the first nine months of fiscal year 2026 compared to the prior year periods. The increase in revenue in the third quarter of fiscal year 2026 was driven by higher tuition rates and increased enrollment in the March session as increases in pre-licensure nursing program enrollment more than offset declines in post-licensure nursing program enrollment. The increase in revenue in the first nine months of fiscal year 2026 was driven by higher tuition rates and enrollment. Enrollment increased in pre-licensure nursing programs in all fiscal year 2026 sessions; however, enrollment has declined in post-licensure nursing programs during fiscal year 2026. Chamberlain is achieving pre-licensure growth by optimizing investments in student enrollment and experience while leveraging scale through a national footprint with in-person and online curriculum delivery modalities. Management is focused on optimizing marketing and enrollment operations to address post-licensure enrollment.

Tuition Rates:

Tuition rates in the current fiscal year increased in January 2026 compared to the prior fiscal year for the Bachelor of Science in Nursing (“BSN”) onsite and online degree, Master of Science in Nursing (“MSN”), Master of Social Work (“MSW”) and Master of Public Health (“MPH”) online degree programs. The average increase across all of these programs was approximately 3.3% from the prior year.

Walden

Walden Student Enrollment:

	Fiscal Year 2026
	Sept. 30,	Dec. 31,	Mar. 31,
Period	2025	2025	2026
Total students	52,216	52,435	54,474
% change from prior year	13.6%	13.0%	12.3%

	Fiscal Year 2025
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
Period	2024	2024	2025	2025
Total students	45,979	46,399	48,526	48,116
% change from prior year	12.2%	13.2%	13.5%	15.0%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 4.6%, or $8.2 million, to $186.6 million in the third quarter and increased 16.2%, or $82.9 million, to $594.1 million in the first nine months of fiscal year 2026 compared to the prior year periods, driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Walden revenue for the third quarter of fiscal year 2026 was impacted by the shift of one academic week from the third quarter to the second quarter, which resulted in $18.0 million of revenue being recognized during the second quarter of fiscal year 2026. Walden’s improved enrollment has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

Tuition Rates:

Tuition rates for Walden programs, including general education are charged on a per credit hour basis that varies based on the nature of the program. For other programs such as those with a subscription-based learning modality, tuition is charged on a per term basis. Students are also charged program and clinical fees depending on the specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, for which tuition is charged per event. In most programs, these tuition rates, event charges, and fees increased by approximately 2.6% from the prior year.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2026
Semester	Sept. 2025	Jan. 2026
Total students	5,297	5,344
% change from prior year	2.4%	4.1%

	Fiscal Year 2025
Semester	Sept. 2024	Jan. 2025	May 2025
Total students	5,174	5,133	4,773
% change from prior year	(0.7)%	1.2%	1.0%

Medical and Veterinary revenue increased 8.9%, or $8.4 million, to $103.5 million in the third quarter and increased 7.2%, or $20.2 million, to $298.6 million in the first nine months of fiscal year 2026 compared to the prior year periods, driven by an increase in enrollment and higher tuition rates. Management continues to focus on increasing enrollment and driving operational effectiveness, specifically around academic support and the enrollment experience.

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

Cost of Educational Services

The cost of educational services expense category includes expenses related to the cost of faculty and staff who support educational operations, facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and provision for bad debts. The following tables present cost of educational services by segment detailing the changes from the prior year periods (in thousands):

	Three Months Ended March 31, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$83,397	$62,105	$54,367	$199,869
Cost increase	1,542	8,173	1,135	10,850
Fiscal year 2026	$84,939	$70,278	$55,502	$210,719
% change from prior year	1.8%	13.2%	2.1%	5.4%

	Nine Months Ended March 31, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$237,120	$177,799	$157,581	$572,500
Cost increase	17,085	23,964	3,362	44,411
Fiscal year 2026	$254,205	$201,763	$160,943	$616,911
% change from prior year	7.2%	13.5%	2.1%	7.8%

Cost of educational services increased 5.4%, or $10.9 million, to $210.7 million in the third quarter and increased 7.8%, or $44.4 million, to $616.9 million in the first nine months of fiscal year 2026 compared to the prior year periods. The cost increase in the third quarter and first nine months of fiscal year 2026 was primarily driven by an increase in labor and other costs to support increased enrollment.

As a percentage of revenue, cost of educational services was 43.3% and 42.5% in the third quarter and first nine months of fiscal year 2026, respectively, compared to 42.9% and 43.0% in the prior year periods. The increase in the percentage for the third quarter of fiscal year 2026 was primarily the result of the $18.0 million impact on Walden revenue due to the shift of one academic week from the third quarter to the second quarter of fiscal year 2026. The decrease in the percentage for the first nine months of fiscal year 2026 was primarily the result of revenue growth accompanied by cost efficiencies.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization of acquired intangible assets. The following tables present student services and administrative expense by segment detailing the changes from the prior year periods (in thousands):

	Three Months Ended March 31, 2026
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2025	$61,702	$71,119	$22,757	$19,589	$175,167
Cost increase	2,427	5,607	3,731	1,478	13,243
Asset impairments decrease	—	—	—	(6,442)	(6,442)
Strategic advisory costs increase	—	—	—	2,138	2,138
Fiscal year 2026	$64,129	$76,726	$26,488	$16,763	$184,106

Fiscal year 2026 % change:
Cost increase	3.9%	7.9%	16.4%	7.5%	7.6%
Asset impairments decrease	—	—	—	(32.9)%	(3.7)%
Strategic advisory costs increase	—	—	—	10.9%	1.2%
Fiscal year 2026 % change	3.9%	7.9%	16.4%	(14.4)%	5.1%

	Nine Months Ended March 31, 2026
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2025	$186,760	$199,509	$66,688	$38,184	$491,141
Cost increase	11,705	18,780	7,670	3,007	41,162
Litigation reserve impact	—	5,550	—	—	5,550
Asset impairments decrease	—	—	—	(6,442)	(6,442)
Strategic advisory costs increase	—	—	—	11,932	11,932
Debt modification costs decrease	—	—	—	(712)	(712)
Fiscal year 2026	$198,465	$223,839	$74,358	$45,969	$542,631

Fiscal year 2026 % change:
Cost increase	6.3%	9.4%	11.5%	7.9%	8.4%
Litigation reserve impact	—	2.8%	—	—	1.1%
Asset impairments decrease	—	—	—	(16.9)%	(1.3)%
Strategic advisory costs increase	—	—	—	31.2%	2.4%
Debt modification costs decrease	—	—	—	(1.9)%	(0.1)%
Fiscal year 2026 % change	6.3%	12.2%	11.5%	20.4%	10.5%

Student services and administrative expense increased 5.1%, or $8.9 million, to $184.1 million in the third quarter and increased 10.5%, or $51.5 million, to $542.6 million in the first nine months of fiscal year 2026 compared to the prior year periods. After excluding asset impairments and strategic advisory costs, student services and administrative expense increased 7.6%, or $13.2 million, in the third quarter of fiscal year 2026 compared to the prior year period. After excluding litigation reserve, asset impairments, strategic advisory costs, and debt modification costs, student services and administrative expense increased 8.4%, or $41.2 million, in the first nine months of fiscal year 2026 compared to the prior year period. These increases were primarily driven by an increase in marketing expense and investments to support growth initiatives.

As a percentage of revenue, student services and administrative expense was 37.8% and 37.4% in the third quarter and first nine months of fiscal year 2026, respectively, compared to 37.6% and 36.9% in the prior year periods. The increase in the percentage for the third quarter of fiscal year 2026 was primarily the result of the $18.0 million impact on Walden revenue due to the shift of one academic week from the third quarter to the second quarter of fiscal year 2026. The increase in the percentage for the first nine months of fiscal year 2026 was primarily the result of an increase in strategic advisory costs in the current year period and a reduction in litigation reserves in the prior year period, partially offset by revenue growth in the current year period. The reduction in litigation reserves in fiscal year 2025 represented a $5.6 million receipt in the second quarter of fiscal year 2025 from a claim made for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc.

Restructuring Expense

Restructuring expense was $0.9 million and $5.2 million in the third quarter and first nine months of fiscal year 2026, respectively, compared to $0.5 million and $2.9 million in the prior year periods. The increases in fiscal year 2026 were primarily driven by workforce reductions. In addition, we continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Operating Income

The following table presents a reconciliation of operating income to adjusted operating income by segment (in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
			Increase/(Decrease)				Increase/(Decrease)
	2026	2025	$	%	2026	2025	$	%
Chamberlain:
Operating income	$47,696	$47,516	$180	0.4%	$105,302	$115,716	$(10,414)	(9.0)%
Restructuring expense	199	(23)	222		2,024	1,912	112
Adjusted operating income	$47,895	$47,493	$402	0.8%	$107,326	$117,628	$(10,302)	(8.8)%
Operating margin	24.2%	24.7%			18.8%	21.4%
Adjusted operating margin	24.3%	24.7%			19.2%	21.7%

Walden:
Operating income	$39,540	$45,194	$(5,654)	(12.5)%	$168,035	$133,929	$34,106	25.5%
Restructuring expense	31	—	31		460	—	460
Amortization of acquired intangible assets	2,805	2,805	—		8,415	8,415	—
Litigation reserve	—	—	—		—	(5,550)	5,550
Adjusted operating income (1)	$42,376	$47,999	$(5,623)	(11.7)%	$176,910	$136,794	$40,116	29.3%
Operating margin	21.2%	25.3%			28.3%	26.2%
Adjusted operating margin (1)	22.7%	26.9%			29.8%	26.8%

Medical and Veterinary:
Operating income	$21,127	$17,800	$3,327	18.7%	$62,454	$53,934	$8,520	15.8%
Restructuring expense	375	121	254		855	236	619
Adjusted operating income	$21,502	$17,921	$3,581	20.0%	$63,309	$54,170	$9,139	16.9%
Operating margin	20.4%	18.7%			20.9%	19.4%
Adjusted operating margin	20.8%	18.9%			21.2%	19.5%

Home Office:
Operating loss	$(17,021)	$(20,001)	$2,980	14.9%	$(47,858)	$(38,962)	$(8,896)	(22.8)%
Restructuring expense	258	412	(154)		1,889	778	1,111
Asset impairments	—	6,442	(6,442)		—	6,442	(6,442)
Strategic advisory costs	7,238	5,100	2,138		17,032	5,100	11,932
Debt modification costs	—	—	—		—	712	(712)
Adjusted operating loss	$(9,525)	$(8,047)	$(1,478)	(18.4)%	$(28,937)	$(25,930)	$(3,007)	(11.6)%

Covista:
Operating income (GAAP) (1)	$91,342	$90,509	$833	0.9%	$287,933	$264,617	$23,316	8.8%
Restructuring expense	863	510	353		5,228	2,926	2,302
Amortization of acquired intangible assets	2,805	2,805	—		8,415	8,415	—
Litigation reserve	—	—	—		—	(5,550)	5,550
Asset impairments	—	6,442	(6,442)		—	6,442	(6,442)
Strategic advisory costs	7,238	5,100	2,138		17,032	5,100	11,932
Debt modification costs	—	—	—		—	712	(712)
Adjusted operating income (non-GAAP) (1)	$102,248	$105,366	$(3,118)	(3.0)%	$318,608	$282,662	$35,946	12.7%
Operating margin (GAAP) (1)	18.8%	19.4%			19.8%	19.9%
Adjusted operating margin (non-GAAP) (1)	21.0%	22.6%			21.9%	21.2%
(1)	Walden revenue for the third quarter of fiscal year 2026 was impacted by a shift of one academic week from the third quarter to the second quarter, which resulted in $18.0 million of revenue being recognized during the second quarter of fiscal year 2026. Including the $18.0 million revenue timing impact in the third quarter of fiscal year 2026, Walden adjusted operating income would have increased 25.8%, or $12.4 million, to $60.4 million and Walden adjusted operating margin would have been 29.5%. Similarly, consolidated operating income would have increased 20.8%, or $18.8 million, to $109.4 million and consolidated adjusted operating income would have increased 14.1%, or $14.9 million, to $120.3 million. Consolidated operating margin would have been 21.7% and consolidated adjusted operating margin would have been 23.8%.

Consolidated operating income increased 0.9%, or $0.8 million, to $91.3 million in the third quarter and increased 8.8%, or $23.3 million, to $287.9 million in the first nine months of fiscal year 2026 compared to the prior year periods. While consolidated revenue increased in the third quarter of fiscal year 2026 compared to the prior year period, Walden revenue for the third quarter of fiscal year 2026 was impacted by a shift of one academic week from the third quarter to the second quarter, which resulted in $18.0 million of revenue being recognized during the second quarter of fiscal year 2026. The operating income increase in the third quarter of fiscal year 2026 was also driven by a reduction in asset impairments, partially offset by increases in strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives. The operating income increase in the first nine months of fiscal year 2026 was primarily driven by an increase in revenue and a reduction in asset impairments, partially offset by a reduction in litigation reserves in the prior year period, and increases in strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Consolidated adjusted operating income decreased 3.0%, or $3.1 million, to $102.2 million in the third quarter and increased 12.7%, or $35.9 million, to $318.6 million in the first nine months of fiscal year 2026 compared to the prior year periods. While consolidated revenue increased in the third quarter of fiscal year 2026 compared to the prior year period, Walden revenue for the third quarter of fiscal year 2026 was impacted by a shift of one academic week from the third quarter to the second quarter, which resulted in $18.0 million of revenue being recognized during the second quarter of fiscal year 2026. The adjusted operating income decrease in the third quarter of fiscal year 2026 was also driven by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives. The adjusted operating income increase in the first nine months of fiscal year 2026 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Chamberlain

Segment adjusted operating income increased 0.8%, or $0.4 million, to $47.9 million in the third quarter and decreased 8.8%, or $10.3 million, to $107.3 million in the first nine months of fiscal year 2026 compared to the prior year periods. The adjusted operating income increase in the third quarter of fiscal year 2026 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs of educational services, marketing expense, and investments to support growth initiatives. The adjusted operating income decrease in the first nine months of fiscal year 2026 was primarily driven by increases in labor and other costs of educational services, marketing expense, and investments to support growth initiatives, partially offset by an increase in revenue.

Walden

Segment adjusted operating income decreased 11.7%, or $5.6 million, to $42.4 million in the third quarter and increased 29.3%, or $40.1 million, to $176.9 million in the first nine months of fiscal year 2026 compared to the prior year periods. While Walden revenue increased in the third quarter of fiscal year 2026 compared to the prior year period, Walden revenue for the third quarter of fiscal year 2026 was impacted by a shift of one academic week from the third quarter to the second quarter, which resulted in $18.0 million of revenue being recognized during the second quarter of fiscal year 2026. The adjusted operating income decrease in the third quarter of fiscal year 2026 was also driven by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives. The adjusted operating income increase in the first nine months of fiscal year 2026 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Medical and Veterinary

Segment adjusted operating income increased 20.0%, or $3.6 million, to $21.5 million in the third quarter and increased 16.9%, or $9.1 million, to $63.3 million in the first nine months of fiscal year 2026 compared to the prior year periods. The adjusted operating income increases in the third quarter and first nine months of fiscal year 2026 were primarily driven by an increase in revenue, partially offset by increases in investments to support initiatives to drive growth, investments in academic support, and marketing expense.

Interest Expense

Interest expense was $13.6 million and $35.6 million in the third quarter and first nine months of fiscal year 2026, respectively, compared to $13.1 million and $41.5 million in the prior year periods. The interest expense increase in the third quarter of fiscal year 2026 was primarily driven by an increase in a loss on debt extinguishment from the write-off of debt issuance costs (as discussed in Note 13 “Debt” to the Consolidated Financial Statements). The interest expense decrease in the first nine months of fiscal year 2026 was primarily driven by lower interest expense due to decreased borrowings and a lower interest rate on our Term Loan B, and lower outstanding letters of credit balances during the period, partially offset by an increase in a loss on debt extinguishment from the write-off of debt issuance costs.

Other Income, Net

Other income, net was $0.2 million and $4.4 million in the third quarter and first nine months of fiscal year 2026, respectively, compared to $1.9 million and $6.8 million in the prior year periods. The decrease in the third quarter of fiscal year 2026 was primarily driven by a decrease in interest income driven by lower invested cash balances and higher investment losses. The decrease in the first nine months of fiscal year 2026 was primarily driven by a decrease in interest income driven by lower invested cash balances, partially offset by higher investment gains.

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

Our effective tax rate from continuing operations was 25.6% and 24.0% in the third quarter and first nine months of fiscal year 2026, respectively, and 23.4% and 22.5% in the third quarter and first nine months of fiscal year 2025, respectively. The effective tax rate for the third quarter of fiscal year 2026 increased compared to the prior year period primarily due to an increase in the limitation of tax benefits on certain executive compensation, partially offset by a decrease in the percentage of earnings from operations in higher taxed jurisdictions. The effective tax rate for the first nine months of fiscal year 2026 increased compared to the prior year period primarily due to an increase in the limitation of tax benefits on certain executive compensation, partially offset by a decrease in the percentage of earnings from operations in higher taxed jurisdictions and an increase in tax benefits on stock-based compensation.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which introduced substantial changes to U.S. tax provisions. The most relevant provisions to Covista for fiscal year 2026 include allowing accelerated tax deductions for qualified property and research and development expenditures. The impacts of OBBBA were not material to the income tax provision for the third quarter and nine months ended March 31, 2026.

Discontinued Operations

We had a loss from discontinued operations of $16.3 million and $15.4 million in the third quarter and first nine months of fiscal year 2026, respectively, compared to income of $0.04 million and $4.6 million in the prior year periods. We recorded income within discontinued operations related to the DeVry University earn-out of $0.5 million and $7.0 million in the first nine months of fiscal year 2026 and 2025, respectively. In addition, we continue to have activity associated with ongoing litigation and settlements related to divestitures, which is classified within discontinued operations.

Financial Aid

Like other higher education institutions, Covista’s institutions are dependent upon the timely receipt of federal financial aid funds. All public financial aid programs are subject to political and governmental budgetary considerations. Covista’s institutions and their students participate in a wide range of financial aid programs, including U.S. federal financial aid, state financial aid, Canadian financial aid, private loan programs, tax-favored programs, Covista-provided financial assistance, and employer-provided financial assistance. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. Changes to financial aid programs that restrict student eligibility or reduce funding levels could have a material adverse effect on Covista’s business, financial condition, results of operations, and cash flows. See Item 1A. “Risk Factors” in our 2025 Form 10-K for a discussion of student financial aid related risks.

Legislative and Regulatory Requirements

Government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. Like any other educational institution, Covista’s institutions’ administration of these programs is periodically reviewed by regulatory agencies and is subject to audit or investigation by other authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation, or termination proceeding.

Financial Responsibility

Institutions must pass an ED financial responsibility test, also known as a “composite score,” to maintain eligibility to participate in Title IV aid programs. For Covista’s institutions, this test is calculated at the consolidated Covista level. Applying various financial elements from annual audited financial statements, the score is a composite of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A score greater than or equal to 1.5 indicates the institution is considered financially responsible. A score less than 1.5 but greater than or equal to 1.0 is considered financially responsible but requires additional oversight. For example, an institution with a score in this range is subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is not considered financially responsible but may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the institution be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution's most recent fiscal year).

Prior to fiscal year 2022, Covista’s composite score was greater than 1.5. However, on September 25, 2023, ED notified Covista that its fiscal year 2022 composite score had declined to 0.2. As previously disclosed, this was expected due to the acquisition of Walden and other transactions. ED advised that Covista’s five institutions will be permitted to continue to participate in Title IV under provisional certifications with heightened cash monitoring and continued reporting. Management does not believe these conditions will have a material adverse effect on Covista’s operations. At ED’s request, Covista maintains surety-backed letters of credit in favor of ED totaling $202.6 million representing 10% of the consolidated Title IV funds Covista’s institutions received during fiscal year 2025. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

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

In February 2026, ED provisionally recertified Chamberlain’s PPA through December 31, 2028.

ED provisionally recertified Walden’s Title IV PPA through December 31, 2028.

In March 2026, ED provisionally recertified AUC’s PPA through December 31, 2028.

ED last provisionally recertified RUSM’s Title IV PPA through March 31, 2025. Title IV regulations relative to the recertification process allow for an institution’s continued participation in the Title IV programs until its application is either approved or not approved, provided a materially complete application is submitted by the institution no later than 90 days prior to the expiration date in its PPA. This is true even if ED does not complete its evaluation of the application before the PPA’s expiration date. A materially complete application for RUSM’s PPA recertification was timely submitted to ED, which has allowed for RUSM’s unhampered continued access to Title IV funding after PPA expiration.

ED provisionally recertified RUSVM’s Title IV PPA through March 31, 2027.

The provisional nature of the PPAs stemmed from Covista’s composite score declining and failing to meet ED’s standards of financial responsibility as described above.

Walden, AUC, RUSM, and RUSVM’s provisional PPAs included financial requirements, such as letter of credit and heightened cash monitoring, and RUSM and RUSVM’s provisional PPAs require additional reporting. We do not believe these requirements will have a material effect on Covista’s financial condition or results of operations.

Gainful Employment

The HEA requires certificate programs at all Title IV institutions and degree programs at proprietary Title IV institutions to prepare students for gainful employment in a recognized occupation. In October 2023, ED released new Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) rules effective July 1, 2024. GE programs must meet a debt-to-earnings test in which graduates’ annual debt payments must not exceed 8% of their annual earnings or 20% of their discretionary earnings. GE programs must also meet an earnings premium test in which graduates’ earnings must exceed those of a typical high school graduate. Under the regulation, programs that fail either metric must provide warnings to students and prospective students that the program is at risk of losing Title IV eligibility and programs that fail the same measure in two out of three consecutive years lose Title IV eligibility. The GE regulation also includes a transparency framework in which debt-to-earnings, earnings premium, and a wide range of other program outcomes for all Title IV programs are disclosed on a website hosted by ED. Because there are many factors and unknowns, including the earnings of program graduates, Covista is reviewing the regulation to determine what impact, if any, the regulation will have on its programs. In addition, multiple parties sought to block enforcement of the FVT/GE rule under the Administrative Procedure Act and other legal theories. On October 2, 2025, a federal district judge ruled in ED’s favor, upholding the FVT/GE rules. The decision is subject to appeal. On February 14, 2025, ED extended the institutional reporting deadline for 2023-2024 and earlier award years until September 30, 2025. The reporting deadline for the 2024-2025 award year was October 1, 2025. On July 25, 2025, ED announced its intent to establish negotiated rulemaking committees in advance of issuing draft regulations on various topics, including FVT/GE. The negotiating committee addressing FVT/GE met in December 2025 and January 2026. ED’s initial proposal includes amendments to the FVT/GE rules including elimination of debt to earnings.

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

The 90/10 Rule

An ED regulation known as the 90/10 Rule affects only proprietary institutions participating in Title IV programs, including each of Covista’s institutions. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Federal education assistance funds in two consecutive fiscal years loses eligibility to participate in Title IV programs. The following table shows the 90/10 rates for each Covista institution for fiscal year 2025 and fiscal year 2024. A consolidated rate for Covista is also provided even though it is not subject to 90/10 requirements.

	Fiscal Year
	2025	2024
Chamberlain University	70%	68%
Walden University	82%	82%
American University of the Caribbean School of Medicine	86%	87%
Ross University School of Medicine	86%	87%
Ross University School of Veterinary Medicine	77%	78%
Consolidated	78%	77%

Borrower Defense to Repayment

Under the HEA, ED is authorized to specify acts or omissions of an institution that a borrower may assert as a Borrower Defense to Repayment (“BDR”) of their Title IV loans made under the Federal Direct Loan Program. The 2022 BDR regulations were scheduled to go into effect on July 1, 2023 that included a lower threshold for establishing misrepresentation, no statute of limitation for claims submission, expanded reasons to file a claim including aggressive or deceptive recruitment tactics and omission of fact, weakened due processes afforded to institutions, and reinstated provisions for group discharges. ED also included a six-year statute of limitations for recovery of funds from institutions. These changes would increase financial liability risk and reputational risk for Covista. However, the updated rules were delayed by litigation from another party and the July 2025 enactment of OBBBA, which restored the 2019 BDR regulations and delayed the 2022 regulations until July 1, 2035. Consequently, on August 8, 2025, the parties in the litigation dismissed the appeal of the preliminary injunction order, returning the merits of the case to the district court.

Liquidity and Capital Resources

Covista’s primary source of liquidity is the cash received from payments for student tuition, fees, books, and other educational materials. These payments include funds originating as financial aid from various federal and state loan and grant programs, student and family educational loans, employer educational reimbursements, scholarships, and student and family financial resources. Covista continues to provide financing options for its students, including Covista’s credit extension programs.

The pattern of cash receipts during the year is seasonal. Covista’s cash collections on accounts receivable peak at the start of each institution’s term. Accounts receivable reach their lowest level at the end of each institution’s term.

Covista’s consolidated cash and cash equivalents balance of $147.0 million and $199.6 million as of March 31, 2026 and June 30, 2025, respectively, included cash and cash equivalents held at Covista’s international operations of $3.3 million and $22.9 million as of March 31, 2026 and June 30, 2025, respectively, which is available to Covista for general corporate purposes.

Cash Flow Summary

Operating Activities

Net cash provided by operating activities from continuing operations in the nine months ended March 31, 2026 increased $72.6 million to $346.4 million, compared to $273.8 million in the prior year period. This increase was primarily driven by a $125.3 million increase in cash collected from students, a $22.9 million decrease in net legal settlement payments, a $6.8 million decrease in interest payments, and a $2.3 million decrease in income tax payments, partially offset by a $82.1 million increase in payments to employees and vendors.

Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2026 and 2025 was $55.9 million and $30.3 million, respectively, and was primarily driven by capital expenditures of $50.9 million and $31.3 million, respectively. In addition, during the nine months ended March 31, 2026, we made a $5.0 million minority investment in a business. Capital expenditures for fiscal year 2026 primarily include information technology investments and new campus development at Chamberlain.

Financing Activities

Net cash used in financing activities in the nine months ended March 31, 2026 was $342.9 million, primarily driven by share repurchases of $239.9 million, net repayments under long-term debt obligations of $50.8 million, and employee taxes paid on withholding shares of $42.1 million. Net cash used in financing activities in the nine months ended March 31, 2025 was $248.0 million, primarily driven by share repurchases of $146.4 million and net repayments under long-term debt obligations of $100.0 million.

On December 15, 2025, we announced that the Board authorized Covista’s sixteenth share repurchase program, which allows Covista to repurchase up to $750.0 million of its common stock through December 15, 2028. As of March 31, 2026, $661.8 million of authorized share repurchases remained under the sixteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Material Cash Requirements

Long-Term Debt – As of March 31, 2026, Covista had a Term Loan B principal amount of $510.0 million under its Credit Facility, which matures on March 2, 2033 and requires quarterly interest payments. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Credit Facility.

As of March 31, 2026, Covista had $202.6 million of surety-backed letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

As of March 31, 2026, Covista had $76.9 million of surety bonds to satisfy certain state regulatory requirements for licensure.

In the event of unexpected market conditions or negative economic changes that could negatively affect Covista’s earnings and/or operating cash flow, our Credit Facility includes a $500.0 million revolving credit facility with available capacity of $500.0 million as of March 31, 2026.

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

Cautionary Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Covista’s future growth. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “future,” “believe,” “project,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “potential,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include the risk factors described in Item 1A. “Risk Factors” of our 2025 Form 10-K and that might be contained in this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned to not place undue reliance on such forward-looking statements. We caution you that these factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results, performance or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. All forward-looking statements are based on information available to us as of the date any such statements are made, and Covista assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

Non-GAAP Financial Measures and Reconciliations

We believe that certain non-GAAP financial measures provide investors with useful supplemental information regarding the underlying business trends and performance of Covista’s ongoing operations as seen through the eyes of management and are useful for period-over-period comparisons. We use these supplemental non-GAAP financial measures internally in our assessment of performance and budgeting process. However, these non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. The following are non-GAAP financial measures used in this Quarterly Report on Form 10-Q:

Adjusted net income (most comparable GAAP measure: net income) – Measure of Covista’s net income adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, loss on debt extinguishment, litigation reserve, asset impairments, debt modification costs, and loss (income) from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Covista’s diluted earnings per share adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, loss on debt extinguishment, litigation reserve, asset impairments, debt modification costs, and loss (income) from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Covista’s operating income adjusted for restructuring expense, amortization of acquired intangible assets, litigation reserve, asset impairments, strategic advisory costs, and debt modification costs.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Covista’s net income adjusted for loss (income) from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation, amortization of acquired intangible assets, amortization of cloud computing implementation assets, stock-based compensation, restructuring expense, litigation reserve, asset impairments, strategic advisory costs, and debt modification costs. Provision for income taxes, interest expense, and other income, net are not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with adjusted operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Covista’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Amortization of acquired intangible assets.
●	Amortization of cloud computing implementation assets.
●	Strategic advisory costs related to expanding capabilities and bringing new capacities to market to further enhance our strategic position. We do not include normal, recurring, cash operating expenses in our strategic advisory costs.
●	Reserves related to significant litigation.
●	Loss on debt extinguishment related to amendments and repayments of our Senior Secured Notes due 2028, Term Loan B, and Revolver.
●	Asset impairments related to adjusting certain operating lease assets and property and equipment as a result of adjusting carrying values to fair values.
●	Debt modification costs related to refinancing our Term Loan B.
●	Loss (income) from discontinued operations includes activity from ongoing litigation costs and settlements related to divestitures and the earn-outs we received.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income (GAAP)	$41,637	$60,832	$179,845	$182,853
Restructuring expense	863	510	5,228	2,926
Amortization of acquired intangible assets	2,805	2,805	8,415	8,415
Strategic advisory costs	7,238	5,100	17,032	5,100
Loss on debt extinguishment, litigation reserve, asset impairments, and debt modification costs	3,828	8,180	4,810	3,342
Income tax impact on non-GAAP adjustments (1)	(3,676)	(4,134)	(8,822)	(4,821)
Loss (income) from discontinued operations	16,345	(38)	15,370	(4,638)
Adjusted net income (non-GAAP)	$69,040	$73,255	$221,878	$193,177
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Diluted earnings per share (GAAP)	$1.20	$1.59	$4.99	$4.74
Effect on diluted earnings per share:
Restructuring expense	0.02	0.01	0.15	0.08
Amortization of acquired intangible assets	0.08	0.07	0.23	0.22
Strategic advisory costs	0.21	0.13	0.47	0.13
Loss on debt extinguishment, litigation reserve, asset impairments, and debt modification costs	0.11	0.21	0.13	0.09
Income tax impact on non-GAAP adjustments (1)	(0.11)	(0.11)	(0.24)	(0.12)
Loss (income) from discontinued operations	0.47	(0.00)	0.43	(0.12)
Adjusted earnings per share (non-GAAP)	$1.98	$1.92	$6.16	$5.01
Diluted shares	34,782	38,233	36,031	38,583
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
			Increase/(Decrease)				Increase/(Decrease)
	2026	2025	$	%	2026	2025	$	%
Chamberlain:
Adjusted operating income (GAAP)	$47,895	$47,493	$402	0.8%	$107,326	$117,628	$(10,302)	(8.8)%
Depreciation	6,027	5,350	677		17,108	16,184	924
Amortization of cloud computing implementation assets	2,073	786	1,287		5,620	2,253	3,367
Stock-based compensation	2,465	3,178	(713)		8,709	10,290	(1,581)
Adjusted EBITDA (non-GAAP)	$58,460	$56,807	$1,653	2.9%	$138,763	$146,355	$(7,592)	(5.2)%
Adjusted EBITDA margin (non-GAAP)	29.7%	29.5%			24.8%	27.0%
Walden:
Adjusted operating income (GAAP)	$42,376	$47,999	$(5,623)	(11.7)%	$176,910	$136,794	$40,116	29.3%
Depreciation	2,075	1,951	124		6,089	5,428	661
Amortization of cloud computing implementation assets	1,918	763	1,155		5,023	2,242	2,781
Stock-based compensation	3,374	3,288	86		10,264	9,354	910
Adjusted EBITDA (non-GAAP) (1)	$49,743	$54,001	$(4,258)	(7.9)%	$198,286	$153,818	$44,468	28.9%
Adjusted EBITDA margin (non-GAAP) (1)	26.7%	30.3%			33.4%	30.1%
Medical and Veterinary:
Adjusted operating income (GAAP)	$21,502	$17,921	$3,581	20.0%	$63,309	$54,170	$9,139	16.9%
Depreciation	3,109	2,785	324		8,936	8,098	838
Amortization of cloud computing implementation assets	720	304	416		1,836	902	934
Stock-based compensation	2,129	1,848	281		6,221	5,613	608
Adjusted EBITDA (non-GAAP)	$27,460	$22,858	$4,602	20.1%	$80,302	$68,783	$11,519	16.7%
Adjusted EBITDA margin (non-GAAP)	26.5%	24.0%			26.9%	24.7%
Home Office:
Adjusted operating loss	$(9,525)	$(8,047)	$(1,478)	(18.4)%	$(28,937)	$(25,930)	$(3,007)	(11.6)%
Depreciation	166	188	(22)		494	557	(63)
Stock-based compensation	1,603	1,949	(346)		5,909	5,924	(15)
Adjusted EBITDA	$(7,756)	$(5,910)	$(1,846)	(31.2)%	$(22,534)	$(19,449)	$(3,085)	(15.9)%
Covista:
Net income (GAAP)	$41,637	$60,832	$(19,195)	(31.6)%	$179,845	$182,853	$(3,008)	(1.6)%
Loss (income) from discontinued operations	16,345	(38)	16,383		15,370	(4,638)	20,008
Interest expense	13,629	13,074	555		35,636	41,465	(5,829)
Other income, net	(232)	(1,898)	1,666		(4,422)	(6,779)	2,357
Provision for income taxes	19,963	18,539	1,424		61,504	51,716	9,788
Depreciation and amortization	18,893	14,932	3,961		53,521	44,079	9,442
Stock-based compensation	9,571	10,263	(692)		31,103	31,181	(78)
Restructuring expense	863	510	353		5,228	2,926	2,302
Litigation reserve	—	—	—		—	(5,550)	5,550
Asset impairments	—	6,442	(6,442)		—	6,442	(6,442)
Strategic advisory costs	7,238	5,100	2,138		17,032	5,100	11,932
Debt modification costs	—	—	—		—	712	(712)
Adjusted EBITDA (non-GAAP) (1)	$127,907	$127,756	$151	0.1%	$394,817	$349,507	$45,310	13.0%
Adjusted EBITDA margin (non-GAAP) (1)	26.3%	27.4%			27.2%	26.3%
(1)	Walden revenue for the third quarter of fiscal year 2026 was impacted by a shift of one academic week from the third quarter to the second quarter, which resulted in $18.0 million of revenue being recognized during the second quarter of fiscal year 2026. Including the $18.0 million revenue timing impact in the third quarter of fiscal year 2026, Walden adjusted EBITDA would have increased 25.5%, or $13.8 million, to $67.8 million and Walden adjusted EBITDA margin would have been 33.1%. Similarly, consolidated adjusted EBITDA would have increased 14.2%, or $18.2 million, to $145.9 million and consolidated adjusted EBITDA margin would have been 28.9%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Covista’s market risk exposure during the first nine months of fiscal year 2026 from those set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Covista’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Covista’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes during the third quarter of fiscal year 2026 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 17 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

There have been no material changes to Covista’s risk factors from those set forth since Item 1A. “Risk Factors” contained in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below reflects shares of common stock we repurchased during the third quarter of the fiscal year ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	191,280	$112.91	191,280	$705,905,043
February 1, 2026 - February 28, 2026	401,346	$98.66	401,346	$666,309,901
March 1, 2026 - March 31, 2026	44,912	$100.16	44,912	$661,811,630
Total	637,538	$103.04	637,538
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	272	$116.23	NA	NA
February 1, 2026 - February 28, 2026	604	$95.52	NA	NA
March 1, 2026 - March 31, 2026	—	$—	NA	NA
Total	876	$101.95	NA	NA
(1)	Represents shares purchased by Covista for payment of employee withholding taxes on stock awards vesting pursuant to the terms of Covista’s stock incentive plans.

Item 5. Other Information

On March 9, 2026, Mr. Maurice Herrera, Covista’s former Senior Vice President and Chief Marketing Officer, adopted a 10b5-1 Plan. Mr. Herrera’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Trades under Mr. Herrera’s 10b5-1 Plan are subject to the required “cooling-off” period with the estimated first sale date under Mr. Herrera’s 10b5-1 Plan to occur not before June 8, 2026. Mr. Herrera’s 10b5-1 Plan expires on December 31, 2026. The 10b5-1 Plan governs Mr. Herrera’s sale of 8,753 shares of Covista common stock. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, dated as of February 5, 2026 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated February 5, 2026)
3.2	Amended and Restated By-Laws of the Registrant, as amended as of February 5, 2026 (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K dated February 5, 2026)
10.1

Credit Agreement, dated as of August 12, 2021, (as amended by Amendment No. 1 to Credit Agreement, dated as of June 27, 2023, Amendment No. 2 to Credit Agreement, dated as of January 26, 2024, Amendment No. 3 to Credit Agreement, dated as of August 21, 2024, Amendment No. 4 to Credit Agreement and Incremental Assumption Agreement, dated as of August 6, 2025 and Amendment No. 5 to Credit Agreement and Incremental Assumption Agreement, dated as of March 2, 2026) by and between the Registrant, as borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent (the “Credit Agreement”)

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

Covista Inc.

Date: May 7, 2026	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)