Form 10-K
period 2026-06-30
Covista Inc.
filed 2026-08-06
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

As of December 31, 2025, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $3,488,231,961, based on the closing price of the registrant’s common stock on December 31, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of July 31, 2026, there were 34,038,820 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement with respect to the 2026 annual meeting of shareholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2026.

Covista Inc.

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

PART I

Item 1. Business

Overview

In this Annual Report on Form 10-K, Covista Inc. (formerly known as Adtalem Global Education Inc.), together with its subsidiaries, is collectively referred to as “Covista,” “we,” “our,” “us,” or similar references. Covista was incorporated under the laws of the State of Delaware in August 1987. Our executive offices are located at 233 South Wacker Drive, Chicago, Illinois, 60606, and the telephone number is (312) 651-1400.

Covista is America’s largest healthcare educator, serving 100,000 students and supported by an alumni network of 400,000 across five accredited institutions: Chamberlain University (“Chamberlain”), Walden University (“Walden”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). Covista delivers education to its students at multiple campuses and online.

Covista’s purpose is to open doors and unlock potential for its students through educational programs across nursing, medicine, veterinary medicine, the social and behavioral sciences, and more.

Covista’s strategy, which it refers to as “Purpose at Scale,” is centered on expanding access to healthcare education and helping address the U.S. healthcare workforce shortage. This strategy is built around four core principles: operational excellence, platform extension, employer integration, and technology focus.

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

Medical and Veterinary – This segment includes the operations of AUC, RUSM, and RUSVM, collectively referred to as the “medical and veterinary schools,” which offer degree and certificate programs in the medical and veterinary postsecondary education industry.

Chamberlain

Chamberlain was founded in 1889 as Deaconess College of Nursing and acquired by Covista in 2005. In May 2017, Chamberlain College of Nursing broadened its reach in healthcare education through the establishment of Chamberlain University and now offers its programs through its College of Nursing and College of Health Professions.

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

Chamberlain provides an educational experience distinguished by a high level of care for students, academic excellence, and integrity delivered through its 24 campuses and online. Chamberlain is committed to graduating health professionals who are empowered to transform healthcare delivery.

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

The online MSN degree program offers five non-direct-care specialty tracks: Nurse Educator, Nurse Executive, Nursing Informatics, Population Health, and Healthcare Policy. The accelerated MSN program offers concentrations in Clinical Nurse Leadership, Advanced Nursing Leadership, and Advanced Nursing Leadership with Artificial Intelligence. The accelerated RN-MSN program provides associate or diploma-prepared RNs the opportunity to earn an MSN, rather than a BSN, with the same concentration options available.

Chamberlain also offers four direct-care nurse practitioner tracks: Family Nurse Practitioner (“FNP”), Adult-Gerontology Acute Care Nurse Practitioner (“AGACNP”), Adult-Gerontology Primary Care Nurse Practitioner (“AGPCNP”), and Psychiatric-Mental Health Nurse Practitioner (“PMHNP”). The FNP, AGACNP, AGPCNP, and PMHNP programs are designed to be completed in two and a half years of part-time study.

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

Student Admissions and Admissions Standards

Pre-Licensure BSN Program

Chamberlain’s undergraduate pre-licensure admission process requires applicants to meet academic eligibility criteria. Determining academic eligibility is the role of the Chamberlain BSN Unified Admission Committee. The committee reviews applicants using a weighted evaluation system that considers several factors which may include previous coursework, grade point average, ACT/SAT scores, Health Education Systems, Inc. (“HESI”) Admission Assessment (A2) scores, and Assessment Technologies Institute, Test of Essential Academic Skills (“TEAS”). As part of the clinical clearance phase, applicants must clear drug, background, and fingerprint screenings prior to enrolling in a clinical course. Chamberlain enrolls students in its pre-licensure program at most campuses and its BSN online option six times per year, during the January, March, May, July, September, and November sessions. Select campuses enroll pre-licensure students three times per year, during the January, May, and September sessions.

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

In addition, Walden has rich experience in delivering innovative accelerated programs through distance delivery. Walden also has experience in delivering accelerated course-based programs where students can customize modalities to speed their time to completion and degree completion programs (for example, the RN-BSN). Walden offers more than 25 programs/specializations and one certificate in a direct assessment competency-based education format through its Tempo Learning® modality. Through a culture of assessment and continuous improvement, Walden has developed the organization and resources required to deliver a quality academic learning experience to working adults via distance delivery. Nearly all of Walden’s academic programs are delivered in an online format. Some programs include in-person components, such as clinicals.

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

Medical and Veterinary

AUC and RUSM

AUC, founded in 1978 and acquired by Covista in 2011, provides medical education and confers the Doctor of Medicine (“MD”) degree. AUC is located in St. Maarten with a satellite campus in Preston, England and has graduated over 9,000 physicians since inception. AUC expands access to medical careers by empowering aspiring physicians to reach their full potential and preparing them to serve globally with excellence, compassion, and social accountability.

RUSM, founded in 1978 and acquired by Covista in 2003, provides medical education and confers the Doctor of Medicine (“MD”) degree. RUSM is located in Barbados and has graduated over 17,000 physicians since inception. Grounded in access, rigor, and impact, RUSM develops resilient, clinically excellent, compassionate physicians prepared for residency and for service in an evolving healthcare landscape.

AUC’s and RUSM’s programs consist of three academic semesters per year, which begin in January, May, and September, allowing students to begin their basic science instruction at the most convenient time for them.

The AUC and RUSM MD degree programs have two distinct elements of study, medical sciences and clinical sciences. To start the MD program, students complete concentrated study of medical sciences after which eligible students sit for U.S. Medical Licensing Examination (“USMLE”), Step 1, which assesses whether students understand and can apply scientific concepts that are basic to the practice of medicine. Under AUC and RUSM direction, students then complete the remainder of their program by participating in clinical rotations (clinical sciences) that leverage more than 40 clinical relationships linked to accredited graduate medical education programs in the U.S., Canada, and the U.K. Towards the end of the clinical training and prior to graduation, AUC and RUSM students take USMLE, Step 2 CK (Clinical Knowledge), which assesses ability to apply medical knowledge, skills, and understanding of clinical science essential for the provision of patient care under supervision and includes emphasis on health promotion and disease prevention. AUC and RUSM students use the Educational Commission for Foreign Medical Graduates (“ECFMG”) pathways to enter the U.S. residency match.

Upon successful completion of their medical degree requirements, students apply for a residency position in their area of specialty through the National Residency Matching Program (“NRMP”). This process is also known as “The Match”® and utilizes an algorithm to “match” applicants to programs using the certified rank order lists of the applicants and program directors.

Of first-time eligible AUC graduates, 95% and 98% attained residency positions in 2025 and 2026, respectively.

Of first-time eligible RUSM graduates, 96% and 96% attained residency positions in 2025 and 2026, respectively.

In September 2019, AUC opened its medical education program in the U.K. through a satellite campus in partnership with the University of Lancashire. The program offers students a Post Graduate Diploma in International Medical Sciences from the University of Lancashire, followed by their Doctor of Medicine degree from AUC. Students are eligible to do clinical rotations via AUC’s clinical relationships, which include hospitals in the U.S., Canada, and the U.K. This program is aimed at preparing students for USMLEs.

AUC and RUSM offer additional pathways into the MD program through two distinct preparatory programs, MedOrigin and Medical Education Readiness Program (“MERP”).

MedOrigin is a 15-week hands-on and immersive on-campus graduate-level medical preparatory program that strategically integrates core medical concepts with proven study techniques, allowing foundational knowledge mastery providing AUC and RUSM students skills they need to be successful in medical school and to achieve their goals of becoming physicians. Upon successful completion of the MedOrigin program, students are guaranteed admission to AUC or RUSM.

MERP is a 15-week virtual medical school preparatory program similar to MedOrigin, though delivered virtually via digital learning. MERP also focuses on enhancing the academic foundation of prospective AUC and RUSM students and providing them with the skills they need to be successful in medical school and to achieve their goals of becoming physicians. Upon successful completion of the MERP program, students are guaranteed admission to AUC or RUSM.

RUSVM

RUSVM, founded in 1982 and acquired by Covista in 2003, provides veterinary education and confers the Doctor of Veterinary Medicine, as well as Masters of Science and Ph.D. degrees. RUSVM is located in St. Kitts and has graduated over 7,500 veterinarians since inception. The mission of RUSVM is to provide an excellent veterinary medical education for qualified students from many different backgrounds. RUSVM cultivates resilient, accountable veterinarians prepared to practice with integrity, clinical excellence, and compassion for the animals and communities they serve.

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

Student Admissions and Admissions Standards

AUC, RUSM, and RUSVM employ regional admissions representatives in locations throughout the U.S. and Canada who provide information to students interested in their respective programs. A successful applicant must have completed the required prerequisite courses. U.S. applicants to AUC and RUSM are required to take the Medical College Admission Test (“MCAT”). RUSVM applicants can submit a Graduate Record Exam (“GRE”) score that will be considered as part of the application. Candidates for admission must interview with an admissions representative and all admission decisions are made by the admissions committees of the medical and veterinary schools.

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

In the pre-licensure nursing market, capacity limitations and restricted new student enrollment are common among traditional four-year educational institutions and community colleges. Chamberlain has 24 campuses located in 16 states and an online BSN program offered in 38 states. In Fall 2025, according to data obtained from the American Association of Colleges of Nursing (“AACN”), Chamberlain had the largest pre-licensure program in the U.S. based on total enrollments.

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

In Fall 2025, according to AACN data, Chamberlain had the largest BSN and MSN programs in the U.S based on total enrollments.

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

Walden has degree programs in nursing, education, counseling, business, information technology, psychology, public health, social work and human services, public administration and public policy, and criminal justice. Walden competes both with other comprehensive universities and more narrowly focused schools, which may only offer a few degree programs. Given the growing and ever-changing market, Walden competes with a wide variety of higher education institutions as well as other education providers.

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

Walden has over 50 years of experience offering high quality distance education. Walden is one of the leading doctoral degree conferrers in nursing, public health, public policy, business/management, education, and psychology and one of the leading conferrers of master’s degrees in nursing, psychology, social work, human services, education, and counseling.

Medical and Veterinary

AUC and RUSM compete with U.S. schools of medicine, U.S. colleges of osteopathic medicine, and Caribbean medical schools as well as with international medical schools recruiting U.S. students. RUSVM competes with U.S.-based and international AVMA accredited schools.

There has been some recent expansion in the U.S. medical education and veterinary education enrollment capacities because of the growing supply/demand imbalance for medical doctors and veterinarians. Despite this expansion, we believe the expanding imbalance will continue to spur demand for medical and veterinary education with prospective student and employer demand well outpacing supply of medical education and veterinary education market capacity.

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

Chamberlain

Chamberlain is institutionally accredited by the HLC, an institutional accreditation agency recognized by ED. In addition to institutional accreditation, Chamberlain has also obtained programmatic accreditation for specific programs. BSN, MSN, DNP, and post-graduate Advanced Practice Registered Nurses (“APRN”) certificate programs are accredited by the Commission on Collegiate Nursing Education (“CCNE”). The DNP program also holds continuing accreditation from the National League for Nursing Commission for Nursing Education Accreditations (“NLN CNEA”). Chamberlain’s MPH program is accredited by the Council on Education for Public Health (“CEPH”). Chamberlain’s MSW program is accredited by the Council on Social Work Education (“CSWE”)’s Commission on Accreditation. The Accreditation Review Commission on Education for the Physician Assistant (“ARC-PA”) has granted Accreditation-Provisional status to the Chicago and Phoenix MPAS programs. Accreditation-Provisional is an accreditation status granted when the plans and resource allocation, if fully implemented as planned, of a proposed program that has not yet enrolled students appear to demonstrate the program’s ability to meet the ARC-PA Standards or when a program holding Accreditation-Provisional status appears to demonstrate continued progress in complying with the Standards as it prepares for the graduation of the first class (cohort) of students. Accreditation-Provisional does not ensure any subsequent accreditation status. It is limited to no more than five years from matriculation of the first class. Additionally, Chamberlain is an accredited provider of nursing continuing professional development credits by the American Nurses Credentialing Center.

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

RUSVM has been recognized by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. The Doctor of Veterinary Medicine degree is accredited by the American Veterinary Medical Association (“AVMA”) Council on Education (“AVMA COE”). RUSVM has affiliations with many AVMA-accredited U.S. and international colleges of veterinary medicine so that RUSVM students can complete their final three clinical semesters of study in the U.S. or abroad. RUSVM has received accreditation for its Postgraduate Studies program from the St. Christopher & Nevis Accreditation Board. The Postgraduate Studies program offers MS and Ph.D. degrees in all research areas supported by RUSVM. Areas of emphasis are guided by RUSVM's themed research centers.

Financial Aid

Like other higher education institutions, Covista’s institutions are dependent upon the timely receipt of federal financial aid funds. All public financial aid programs are subject to political and governmental budgetary considerations. Covista’s institutions and their students participate in a wide range of financial aid programs, including U.S. federal financial aid, state financial aid, Canadian financial aid, private loan programs, tax-favored programs, Covista-provided financial assistance, and employer-provided financial assistance. In the U.S., the Higher Education Act (as reauthorized, the “HEA”) guides the federal government’s support of postsecondary education. Changes to financial aid programs that restrict student eligibility, modify program administration requirements, or reduce funding levels could have a material adverse effect on Covista’s business, financial condition, results of operations, and cash flows. See Item 1A. “Risk Factors” for a discussion of student financial aid related risks.

Legislative and Regulatory Requirements

Government-funded financial assistance programs are governed by extensive and complex regulations in the U.S. Like any other educational institution, Covista’s institutions’ administration of these programs is periodically reviewed by regulatory agencies and is subject to audit or investigation by other authorities. Any violation or alleged noncompliance could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation, or termination proceeding.

Our domestic postsecondary institutions are subject to extensive federal and state regulations. The HEA, the One Big Beautiful Bill Act (“OBBBA”), and the related ED regulations govern all higher education institutions participating in Title IV programs and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following: (1) the federal government through ED, (2) the accrediting agencies recognized by ED, and (3) state higher education regulatory bodies. Therefore, to be eligible to participate in Title IV programs, a postsecondary institution must be accredited by an agency recognized by ED, must comply with the HEA and all applicable regulations thereunder, and must be authorized to operate by the appropriate higher education authority in each state in which the institution operates, as applicable.

In addition to governance by the regulatory triad, members of the U.S. Congress and federal agencies, including ED, the Consumer Financial Protection Bureau (“CFPB”), and the Federal Trade Commission (“FTC”), review the role that proprietary educational institutions play in higher education. We expect that this regulatory environment will continue for the foreseeable future.

Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility for, continued participation in, or cost of compliance with Title IV programs, to meet accreditation standards or comply with state authorization requirements. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. ED regulations regarding financial responsibility provide that, if any one of our Title IV participating institutions (“Title IV institutions”) is unable to pay its obligations under its program participation agreement (“PPA”) as a result of operational issues and/or an enforcement action, our other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the non-compliant institution’s Title IV obligations. As a result, even though Covista’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations, and cash flows of Covista’s other Title IV institutions and Covista as a whole and could result in the imposition of significant restrictions on the ability of Covista’s other Title IV institutions and Covista as a whole to operate. For further information, see “A bankruptcy filing by us or by any of our Title IV institutions, or a closure of one of our Title IV institutions, would lead to an immediate loss of eligibility to participate in Title IV programs” under subsection “Risks Related to Covista’s Regulated Industry” in Item 1A. “Risk Factors.”

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

The financial responsibility rules include other mandatory or discretionary triggers that could require an institution to post a letter of credit. These triggers may be applied based on ED’s interpretation of institutional financial condition and operational events, which may be subjective in nature, and could require additional letters of credit.

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

In January 2026, ED provisionally recertified Walden’s PPA through December 31, 2028.

In March 2026, ED provisionally recertified AUC’s PPA through December 31, 2028.

ED last provisionally recertified RUSM’s PPA through March 31, 2025. Title IV regulations relative to the recertification process allow for an institution’s continued participation in the Title IV programs until its application is either approved or not approved, provided a materially complete application is submitted by the institution no later than 90 days prior to the expiration date in its PPA. This is true even if ED does not complete its evaluation of the application before the PPA’s expiration date. A materially complete application for RUSM’s PPA recertification was timely submitted to ED, which has allowed for RUSM’s continued participation in Title IV programs after PPA expiration.

In October 2024, ED provisionally recertified RUSVM’s PPA through March 31, 2027.

The provisional nature of these PPAs resulted from Covista’s composite score declining and failing to meet ED’s standards of financial responsibility as described above.

Walden, AUC, RUSM, and RUSVM’s provisional PPAs included financial requirements, such as letter of credit and heightened cash monitoring, and RUSM and RUSVM’s provisional PPAs require additional reporting. These requirements have not had and are not expected to have a material effect on Covista’s financial condition or results of operations.

Gainful Employment

The HEA requires certificate programs at all Title IV institutions and degree programs at proprietary Title IV institutions to prepare students for gainful employment in a recognized occupation. In October 2023, ED released new Financial Value Transparency (“FVT”) and Gainful Employment (“GE”) rules effective July 1, 2024. GE programs must meet a debt-to-earnings test in which graduates’ annual debt payments must not exceed 8% of their annual earnings or 20% of their discretionary earnings. GE programs must also meet an earnings premium test in which graduates’ earnings must exceed those of a typical high school graduate. Under the regulation, programs that fail either metric must provide warnings to students and prospective students that the program is at risk of losing Title IV eligibility and programs that fail the same measure in two out of three consecutive years lose Title IV eligibility. The GE regulation also includes a transparency framework in which debt-to-earnings, earnings premium, and a wide range of other program outcomes for all Title IV programs are disclosed on a website hosted by ED. On February 14, 2025, ED extended the institutional reporting deadline for 2023-2024 and earlier award years until September 30, 2025. Covista’s institutions submitted its institutional reports on time for the 2024-2025 award year. On July 1, 2026, ED published final regulations enacting the Do No Harm provisions of OBBBA that substantially revise the FVT/GE framework, including the elimination of debt-to-earnings metrics. The majority of the amendments become effective on July 1, 2027.

Do No Harm

The recently enacted Do No Harm provisions of OBBBA establish an earnings-based accountability framework under which an undergraduate program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers are no greater than the earnings of a population with a high school diploma, and a graduate or professional program may lose Title IV eligibility if the earnings of a programmatic cohort of its completers as defined in OBBBA and the implementing regulations, published on July 1, 2026, which are generally effective July 1, 2027, are no greater than the earnings of a population with a bachelor’s degree, in each case for two years in a three-year period. These provisions apply to all Title IV participating institutions. See Item 1A. “Risk Factors” for a discussion of Do No Harm related risks.

The 90/10 Rule

An ED regulation known as the 90/10 Rule affects only proprietary institutions participating in Title IV programs, including each of Covista’s institutions. Under this regulation, an institution that derives more than 90% of its revenue on a cash basis from Federal education assistance funds in two consecutive fiscal years loses eligibility to participate in Title IV programs. The following table shows the audited 90/10 rates for each Covista institution for fiscal year 2025 and fiscal year 2024. A consolidated rate for Covista is also provided even though it is not subject to 90/10 requirements.

	Fiscal Year
	2025	2024
Chamberlain University	70%	68%
Walden University	82%	82%
American University of the Caribbean School of Medicine	86%	87%
Ross University School of Medicine	86%	87%
Ross University School of Veterinary Medicine	77%	78%
Consolidated	78%	77%

Borrower Defense to Repayment

Under the HEA, ED is authorized to specify acts or omissions of an institution that a borrower may assert as a Borrower Defense to Repayment (“BDR”) of their Title IV loans made under the Federal Direct Loan Program. The 2022 BDR regulations were scheduled to go into effect on July 1, 2023 that included a lower threshold for establishing misrepresentation, no statute of limitation for claims submission, expanded reasons to file a claim including aggressive or deceptive recruitment tactics and omission of fact, weakened due processes afforded to institutions, and reinstated provisions for group discharges. ED also included a six-year statute of limitations for recovery of funds from institutions. These changes would increase financial liability risk and reputational risk for Covista. However, the updated rules were delayed by the July 2025 enactment of OBBBA, which restored the 2019 BDR regulations and delayed the 2022 regulations until July 1, 2035.

Incentive Compensation

An educational institution participating in Title IV programs may not pay any commission, bonus, or other incentive payments to any person involved in student recruitment or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement have not established clear criteria for compliance in all circumstances, which creates ongoing uncertainty about what constitutes incentive compensation and which employees are covered by the regulation.

Administrative Capability

The HEA directs ED to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria may cause ED to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny, provisional certification, or revocation of eligibility for Title IV programs. ED amended the administrative capability regulations and the changes took effect July 1, 2024. The changes include additional tests of administrative capability that Covista’s institutions must meet. Since amended, ED has not found Covista’s institutions to be non-compliant with the new regulations. Management does not expect that Covista’s institutions will fail to continue to meet these requirements.

State Authorization

Institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence.

In the U.S., each Chamberlain location is approved to grant degrees by the respective state in which it is located. Chamberlain has obtained licensure or exemption in each state which requires such licensure and where students are enrolled. Walden is registered in its home state of Minnesota with the Minnesota Office of Higher Education. Walden maintains licenses or exemptions in each state which requires such licensure and where students are enrolled. AUC, RUSM, and RUSVM clinical programs are accredited as part of their programs of education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are reported to ED as required.

Many states require private-sector postsecondary education institutions to post surety bonds for licensure. In the U.S., Covista has posted $80.0 million of surety bonds as of June 30, 2026 with regulatory authorities on behalf of Chamberlain, Walden, AUC, RUSM, and RUSVM.

Certain states have standards of financial responsibility that differ from those prescribed by federal regulation. When a Covista institution is unable to meet a state’s requirements, it may be required to cease operations in that state.

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

The three-year CDRs for Covista’s institutions are shown below for the three most recent cohort years. According to ED, the default rate for all Title IV institutions nationally was 0.0% for the fiscal year 2022 cohort, 0.0% for the fiscal year 2021 cohort, and 0.0% for the fiscal year 2020 cohort. The default rate has declined over the past few years due to COVID-19 relief measures which included a freeze on loan payments and suspension of default statuses. As repayment activity resumes, cohort default rates may increase from these historically low levels.

	Cohort Default Rate
	2022	2021	2020
Chamberlain University	0.0%	0.0%	0.0%
Walden University	0.0%	0.0%	0.0%
American University of the Caribbean School of Medicine	0.0%	0.0%	0.0%
Ross University School of Medicine	0.0%	0.0%	0.0%
Ross University School of Veterinary Medicine	0.0%	0.0%	0.0%

Satisfactory Academic Progress

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Change of Ownership or Control

Any material change of ownership or change of control of Covista, depending on the type of change, may have significant regulatory consequences for each of our Title IV institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors, reauthorization by each institution’s state licensing agencies, and/or providing financial protections. If Covista experiences a material change of ownership or change of control, then our Title IV institutions may cease to be eligible to participate in Title IV programs until recertified by ED. There is no assurance that such recertification would be obtained. After a material change in ownership or change of control, most institutions will participate in Title IV programs on a provisional basis for a period of one to three years.

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

Refer to the risk factor titled “If regulators do not approve, or delay their approval, of transactions involving a material change of ownership or change of control of Covista, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditation and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business” under subsection “Risks Related to Covista’s Regulated Industry” in Item 1A. “Risk Factors.”

Seasonality

The seasonal pattern of Covista’s enrollments and its educational programs’ starting dates affect the timing of cash flows with higher cash inflows at the beginning of academic sessions.

Human Capital

At Covista, our people are central to our ability to address America’s healthcare workforce needs at scale. As the nation’s largest healthcare educator, our long-term success depends on attracting, developing, and retaining talent capable of improving student outcomes, supporting employer needs, driving enrollment growth, and executing with operational excellence.

As of June 30, 2026, Covista had the following number of employees:

	Full-Time	Part-Time	Temporary	Visiting
	Staff	Staff	Staff	Professors	Total
Chamberlain	1,374	13	166	2,865	4,418
Walden	1,368	9	39	2,643	4,059
Medical and Veterinary	759	9	49	135	952
Home Office	1,235	4	12	—	1,251
Total	4,736	35	266	5,643	10,680

Covista maintains positive employee relations and is not subject to any collective bargaining agreements.

Talent Strategy: Enabling Growth Through People

During fiscal year 2026, we continued to align our talent priorities with Covista’s growth strategy and the capabilities required to scale our institutions, strengthen employer partnerships, and support long-term value creation.

Our talent strategy is focused on four objectives: attracting and deploying talent in critical roles; fostering a high-performance culture; accelerating leadership and capability development; and strengthening employee engagement and retention. These priorities are intended to ensure talent is aligned to the areas of greatest enterprise impact, including student outcomes, enrollment growth, operational execution, technology enablement, and employer integration.

Key areas of focus include workforce planning, leadership and succession development, performance management, differentiated rewards, critical-role readiness, and capability building across the organization.

Performance, Culture, and Organizational Health

Covista is committed to a culture of performance, accountability, and continuous improvement. During fiscal year 2026, we continued to strengthen the connection between enterprise goals, individual performance, leadership accountability, and rewards.

We advanced our performance management approach to support clearer expectations, more consistent feedback and development support, stronger performance differentiation, and greater accountability for results. We also continued to invest in leadership effectiveness, recognizing the critical role leaders play in translating strategy into execution, developing talent, and driving organizational performance.

We use organizational health and engagement insights to inform enterprise and segment-level action planning, with a focus on strengthening operational discipline, collaboration, knowledge sharing, trust, and alignment around strategic priorities.

Compensation, Benefits, and Well-being

Covista offers a comprehensive total rewards program designed to attract, retain, and support employees while reinforcing performance and business outcomes. Our programs include paid time off, retirement savings plans with company match, health and welfare benefits, paid parental leave, adoption assistance, mental health resources, well-being programs, and tuition assistance and reimbursement across accredited institutions.

During fiscal year 2026, we continued to evolve our total rewards strategy with a focus on market competitiveness, performance differentiation, employee experience, and alignment with our employee value proposition. These efforts are intended to support retention, strengthen organizational performance, and advance execution of our long-term strategy.

Intellectual Property

Covista owns and uses numerous trademarks and service marks, such as “Covista,” “American University of the Caribbean,” “Chamberlain College of Nursing,” “Ross University,” “Walden University,” and others. All trademarks, service marks, certification marks, patents, and copyrights associated with its businesses are owned in the name of Covista Inc. or a subsidiary of Covista Inc. Covista vigorously defends against infringements of its trademarks, service marks, certification marks, patents, and copyrights.

Available Information

We use our website (www.covista.com) as a routine channel of distribution of company information, including press releases, presentations, and supplemental information, as one means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, you should monitor our website in addition to following press releases, Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts. You can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. You may also access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The content of the websites mentioned above is not incorporated into and should not be considered a part of this report.

Item 1A. Risk Factors

Covista’s business operations are subject to numerous risks and uncertainties, some of which are not entirely within our control. Investors should carefully consider the risk factors described below and all other information contained in this Annual Report on Form 10-K before making an investment decision with respect to Covista’s common stock. If any of the following risks are realized, Covista’s business, results of operations, financial condition, and cash flows could be materially and adversely affected, and as a result, the price of Covista’s common stock could be materially and adversely affected. Management cannot predict all the possible risks and uncertainties that may arise. Risks and uncertainties that may affect Covista’s business include the following:

Risks Related to Covista’s Regulated Industry

We are subject to regulatory audits, investigations, lawsuits, or other proceedings relating to compliance by the institutions in the Covista portfolio with numerous laws and regulations in U.S. and foreign jurisdictions applicable to the postsecondary education industry.

Due to the regulated nature of proprietary postsecondary institutions, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance, and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders, and other third parties, any of whom may allege violations of any of the legal and regulatory requirements applicable to us. If the results of any such claims, actions, or allegations thereof are unfavorable to us or one or more of our institutions, we may be required to pay monetary judgments, fines, or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. ED regulations regarding financial responsibility provide that, if any one of our Title IV institutions is unable to pay its obligations under its Program Participation Agreement (“PPA”) as a result of operational issues and/or an enforcement action, our other Title IV institutions, regardless of their compliance with applicable laws and regulations, would not be able to maintain their Title IV eligibility without assisting in the repayment of the non-compliant institution’s Title IV obligations. As a result, even though Covista’s Title IV institutions are operated through independent entities, an enforcement action against one of our institutions could also have a material adverse effect on the businesses, financial condition, results of operations, and cash flows of Covista’s other Title IV institutions.

The ongoing regulatory effort aimed at all Title IV participating institutions could be a catalyst for additional or more restrictive legislative or regulatory restrictions, investigations, enforcement actions, and claims.

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

ED has issued regulations setting forth standards and procedures related to Borrower Defense to Repayment of Title IV loan obligations and ED’s right of recoveries against institutions following a successful borrower defense and institutional financial responsibility. It is possible that a finding, allegation, or assertion arising from current or future legal proceedings or governmental administrative actions may create significant liability under the applicable Borrower Defense to Repayment regulations.

Under the Higher Education Act (“HEA”), the U.S. Department of Education (“ED”) is authorized to specify in regulations which acts or omissions of an institution of higher education a borrower may assert as a Borrower Defense to Repayment of a Direct Loan made under the Federal Direct Loan Program. See “Borrower Defense to Repayment” in Item 1. “Business” for additional information.

Although OBBBA delayed implementation of the 2023 Borrower Defense to Repayment regulations until July 1, 2035, the 2020 regulations have been restored and the outcome of any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits, and/or the outcome of any future governmental inquiry, lawsuit, or enforcement action (including matters described in Note 18 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”) could form the basis for claims by students or ED under the Borrower Defense to Repayment regulations, the posting of substantial letters of credit, liability to ED for recoupment of forgiven federal student loans, or the termination of eligibility of our institutions to participate in the Title IV program based on ED’s institutional administrative capability assessment, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

While we intend to defend ourselves vigorously in all pending and future legal proceedings, we may settle certain matters. Moreover, regardless of the merits of our actions and defenses, if we are unable to resolve certain legal proceedings or regulatory actions, indirect consequences arising from unproven allegations or appealable regulatory findings may have adverse consequences to us.

We may settle certain matters due to uncertainty in potential outcome, for strategic reasons, as a part of a resolution of other matters, or to avoid potentially worse consequences in inherently uncertain judicial or administrative processes. The terms of any such settlement could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, although inconsistent with its usual practices, ED and other regulatory and accrediting bodies possess broad discretion to impose significant limitations on us and our business operations arising from acts it determines are in violation of their regulations or standards. Such discretion may be exercised based on facts, allegations, or patterns of conduct, even in the absence of final adjudicated findings. As a result, foreseeable and unforeseeable consequences of prior and prospective adjudicated or settled legal proceedings and regulatory matters could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Within Title IV regulations, pending or future lawsuits, investigations, program reviews, and other events could each trigger, automatically or in some cases at ED’s discretion, the posting of letters of credit or other securities.

ED could require Covista to post multiple and substantial letters of credit or other securities in connection with, among other things, certain pending and future claims, investigations, and program reviews, in certain circumstances, regardless of the merits of our actions or available defenses, or, potentially, the severity of any findings or facts stipulated. The aggregate amount of these letters of credit or other required security could materially and adversely limit our borrowing capacity under our credit agreement and our ability to make capital expenditures and other investments aimed at growing and diversifying our operations, sustain and fund our operations, and make dividend payments to shareholders. Covista’s credit agreement allows Covista to post up to $500.0 million in letters of credit. In the event Covista is required to post letters of credit in excess of the $500.0 million limit, Covista would be required to seek an amendment to its credit agreement or seek an alternative means of providing security required by ED. Covista may not be able to obtain the excess letters of credit or security or may only be able to obtain such excess letters of credit or security at significant cost.

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

In particular, the HEA subjects schools that participate in the various federal student financial aid programs under Title IV, which includes all Covista Title IV institutions, to significant regulatory scrutiny. Covista’s Title IV institutions collectively receive 78% of their revenue from Title IV programs. As a result, the suspension, limitation, or termination of the eligibility of any of our institutions to participate in Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

To participate in Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by ED, and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a PPA.

Our institutions that participate in Title IV programs each do so pursuant to a PPA that, among other things, includes commitments to abide by all applicable laws and regulations, such as Incentive Compensation and Substantial Misrepresentation. Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to lawsuits brought by private plaintiffs on behalf of governments (qui tam actions), that have the potential to generate very significant damages linked to our receipt of Title IV funding from the government over a period of multiple years.

Government budgetary pressures and changes to laws governing financial aid programs could reduce our student enrollment or delay our receipt of tuition payments.

Our Title IV institutions collectively receive 78% of their revenue from Federal education assistance funds. As a result, any reductions in funds available to our students or any delays in payments to us under Title IV and other Federal programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce Covista’s student enrollment and/or increase its costs of operation. Political and budgetary concerns significantly affect Title IV programs. The U.S. Congress enacted the HEA to be reauthorized on a periodic basis, which most recently occurred in August 2008.

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

The U.S. Congress can change the laws affecting Title IV programs in annual federal appropriations bills and other laws it enacts between the HEA reauthorizations, as it did in the recent OBBBA. We are continuing to evaluate and implement the changes made by OBBBA and the effect those changes may have on Covista.

At this time, Covista cannot predict what additional changes, if any, the U.S. Congress may ultimately make. Any action by the U.S. Congress that reduces Title IV program funding or the ability of Covista’s degree-granting institutions or students to participate in Title IV programs could have a material adverse effect on Covista’s business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Certain legislation, provisions in proposed legislation if enacted, or implementation of existing or future law by a current or future administration, could have a material adverse effect on our business, including but not limited to legislation that limits the enrollment of U.S. citizens in foreign medical schools, legislation that could require institutions to share in the risk of defaulted federal student loans, and legislation that ties institutions’ eligibility for Title IV funds to the earnings of its graduates.

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

Our ability to comply with several ED regulations is not entirely within our control. In particular, our ability to participate in federal Title IV programs is partially dependent on other factors including the ability of our past students to avoid default on student loans, obtain sufficiently remunerative employment, and of our future students to pay for a portion of their education with private funds. These factors are influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study, and the availability of private financing sources. An economic downturn could impact these factors, which could have a material adverse effect on our business, financial condition, results of operation, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. Additionally, institutions may lose Title IV eligibility if the most recent cohort default rate on student loans exceeds 40% or if each of the three most recent cohort default rates exceed 30%. According to ED, the default rate for all Title IV institutions nationally was 0.0% for the fiscal year 2022 cohort, 0.0% for the fiscal year 2021 cohort, and 0.0% for the fiscal year 2020 cohort. The recently enacted Do No Harm provisions of OBBBA are discussed in detail in Item 1. “Business.” We are continuing to evaluate the potential impact of the Do No Harm provisions and ED’s regulations on Covista’s programs.

Recent changes to federal student loan programs that reduce annual, aggregate, and lifetime borrowing limits and limit federal student aid for part-time students may limit students’ ability to finance their education, which may in turn materially and adversely affect our results of operations.

There have been recent changes to federal student loan programs under the HEA, including the imposition of new annual, aggregate, and lifetime borrowing limits across multiple loan programs, eliminating or restricting certain loan options previously available to graduate and professional students such as Grad PLUS, and limiting federal student aid for part-time students. Many of these changes took effect July 1, 2026, with certain provisions applying prospectively to new borrowers, subject to further implementation through ED regulations and guidance.

These changes may materially reduce the amount of loan funding available to students. Students who are unable to access sufficient federal loan funds may be required to rely more heavily on personal savings, private loans, or other sources of financing, which may be unavailable, more expensive, or less predictable. As a result, some prospective students may choose not to enroll, delay enrollment, enroll part-time, select shorter or lower-cost programs, or discontinue their studies before completion. Other students may choose to enroll full-time to avoid part-time Title IV limits.

Any sustained reduction in students’ ability or willingness to finance their education through federal loan programs could materially reduce student enrollments, persistence, and completion rates, and adversely affect our revenue, operating results, and growth prospects. We are informing prospective students about private financing alternatives available in the market. We cannot predict the extent to which reduced federal loan availability may influence prospective student demand.

ED rules prohibiting “substantial misrepresentation” create exposure to litigation arising from student and prospective student complaints and enforcement actions by ED that could restrict or eliminate our eligibility to participate in Title IV programs.

ED regulations applicable to institutions participating in Title IV programs prohibit any “substantial misrepresentation” by our institutions, employees, and agents regarding the nature of the institution’s educational programs, its financial charges, or the employability of its graduates. These regulations may, among other things, subject us to claims of sanctions for statements containing errors made to non-students, including any member of the public, impose liability on us for the conduct of others and expose us to liability even when no actual harm occurs. A “substantial misrepresentation” is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. It is possible that despite our compliance controls to prevent misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents in advertising and marketing, during the enrollment, admissions and financial aid process, and throughout attendance at any of our Title IV institutions, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties, including potential Borrower Defense to Repayment liabilities, and increased risk of private qui tam actions under the Federal False Claims Act. If ED determines that an institution has engaged in substantial misrepresentation, ED may (1) fine the institution; (2) discharge students’ debt and hold the institution liable for the discharged debt under the HEA and the Borrower Defense to Repayment regulations; and/or (3) suspend or terminate an institution’s participation in Title IV programs. Alternatively, ED may impose certain other limitations on the institution’s participation in Title IV programs, which could include the denial of applications for approval of new programs or locations, a requirement to post a substantial letter of credit, or the imposition of one of ED’s heightened cash monitoring processes. Any of the foregoing actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility, or the imposition of conditions, including provisional certification, to participate in Title IV programs.

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

Each of our Title IV institutions operates under a PPA. There can be no assurance that ED will recertify any of our institutions after its PPA expires or that ED will not limit the period of recertification to participate in Title IV programs to less than six years, place the institution on provisional certification, or impose conditions or other restrictions on the institution as a condition of granting our application for recertification. If ED does not renew or withdraws the certification to participate in Title IV programs for one or more of our institutions at any time, students at such institution would no longer be able to receive Title IV program funds. Alternatively, ED could (1) renew the certifications for an institution, but restrict or delay receipt of Title IV funds, limit the number of students to whom an institution could disburse such funds, or place other restrictions on that institution, or (2) delay recertification after an institution’s PPA expires, in which case the institution’s certification would continue on a month-to-month basis, any of which could have a material adverse effect on the businesses, financial condition, results of operations, and cash flows of the institution or Covista as a whole and could result in the imposition of significant restrictions on the ability of the institution or Covista as a whole to operate. See “Program Participation Agreement” in Item 1. “Business” for additional information.

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

If regulators do not approve, or delay their approval, of transactions involving a material change of ownership or change of control of Covista, the eligibility of our institutions to participate in Title IV programs, our institutions’ accreditations and our institutions’ state licenses may be impaired in a manner that materially and adversely affects our business.

Any material change of ownership or change of control of Covista, depending on the type of change, may have significant regulatory consequences for each of our Title IV institutions. Such a change of ownership or control could require recertification by ED, the reevaluation of accreditation by each institution’s accreditors, reauthorization by each institution’s state licensing agencies, and/or providing financial protections. If Covista experiences a material change of ownership or change of control, then our Title IV institutions may cease to be eligible to participate in Title IV programs until recertified by ED. The continuing participation of each of our Title IV institutions in Title IV programs is critical to our business. Any disruption in an institution’s eligibility to participate in Title IV programs would materially and adversely impact our business, financial condition, results of operations, and cash flows.

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

In the event of a bankruptcy filing by Covista, all of our Title IV institutions would lose their eligibility to participate in Title IV programs, pursuant to statutory provisions of the HEA, notwithstanding the automatic stay provisions of federal bankruptcy law, which would make any reorganization difficult to implement. Similarly, in the event of a bankruptcy filing by any of Covista’s subsidiaries that own a Title IV institution, such institution would lose its eligibility to participate in Title IV programs. In the event of any bankruptcy affecting one or more of our Title IV institutions, ED could hold our other Title IV institutions jointly liable for any Title IV program liabilities, whether asserted or unasserted at the time of such bankruptcy, of the institution whose Title IV program eligibility was terminated.

Further, in the event that an institution closes and fails to pay liabilities or other amounts owed to ED, ED can attribute the liabilities of that institution to other institutions under common ownership. If any one of our Title IV institutions were to close or have unpaid ED liabilities, ED could seek to have those liabilities repaid by one of our other Title IV institutions.

In addition, if one of our Title IV institutions were to close, we could be subject to liabilities arising from closed school discharge claims. Under applicable regulations, students who do not complete their programs due to a qualifying institutional closure may be eligible for loan discharges, and ED may seek to recover the amount of such discharges from the institution or, in certain circumstances, from other institutions under common ownership. Any such liabilities could be material and could adversely affect our business, financial condition, results of operations, and cash flows.

Excessive student loan defaults could result in the loss of eligibility to participate in Title IV programs.

Our Title IV institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year is greater than 40%. If any of our Title IV institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. See “Cohort Default Rate” in Item 1. “Business” for additional information. Nevertheless, Covista’s cohort default rates are far below such thresholds as discussed in “Cohort Default Rate” in Item 1. “Business.”

Our Title IV institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenue derived from those programs was too high.

Our Title IV institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Federal education assistance funds for two consecutive fiscal years is greater than 90%. Further, if an institution exceeds the 90% threshold for any single fiscal year, ED could place that institution on provisional certification status for the institution’s following two fiscal years. See “The 90/10 Rule” in Item 1. “Business” for additional information.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and could lose eligibility to participate in Title IV programs in that state.

Our Title IV institutions must be authorized to operate by the appropriate postsecondary regulatory authorities in each state in which the institution is located. See “State Authorization” in Item 1. “Business” for a description of Covista’s current U.S. approvals.

The loss of state authorization would, among other things, render the affected institution ineligible to participate in Title IV programs, at least at those state campus locations, and otherwise limit that school’s ability to operate in that state. If these pressures and uncertainties continue in the future, or if one or more of our institutions are unable to offer programs in one or more states, it could have a material adverse impact on our enrollment, revenue, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our ability to place our students in clinicals in hospitals in the U.S. may be limited by efforts of certain state government regulatory bodies, which may limit the growth potential of our medical schools, put our medical schools at a competitive disadvantage to other medical schools, or force our medical schools to substantially reduce their class sizes.

AUC and RUSM enter into affiliation agreements with hospitals across the U.S. to place their third and fourth year students in clinical programs at such hospitals. Certain states with regulatory programs that require state approval of clinical education programs may preclude, limit, or impose onerous requirements on Covista’s entry into affiliation agreements with hospitals in their states. If states limit access to affiliation arrangements, our schools may be at a competitive disadvantage to other schools, and our schools may be required to substantially restrict their enrollment due to limited clinical opportunities for enrolled students. The impact on enrollment, and the potential for enrollment growth, of such restrictions on our schools’ clinical placements could have a material adverse effect on our business, financial conditions, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

In addition, the reduction or elimination of these non-federal sources of student funding may adversely affect our 90/10 Rule percentage. See “The 90/10 Rule” in Item 1. “Business” for additional information.

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

A failure of our vendors to comply with applicable regulations in the servicing of our students and institutions or meet our requirements could subject us to fines or restrictions on or loss of our ability to participate in Title IV programs or otherwise damage our business.

We contract with unaffiliated entities for student software systems and services related to the administration of portions of our Title IV and financing programs. Because each of our institutions may be jointly and severally liable for the actions of third-party servicers and vendors, failure of such servicers to comply with applicable regulations could have a material adverse effect on our institutions, including fines and the loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our enrollment, revenue, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. If any of our third-party servicers discontinues providing such services to us or provides services that are materially deficient, we may not be able to replace such third-party servicer in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with collection, lending, and Title IV requirements, which could have a material adverse effect on our enrollment, revenue, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

As an educational institution participating in federal and state student assistance programs and collecting funds from enrollees or their sponsors, we collect and retain certain confidential information. Such information is subject to federal and state privacy and security rules, including the Family Educational Rights and Privacy Act, the Health Insurance Portability and Accountability Act, and the Fair and Accurate Credit Transactions Act. Release or failure to secure confidential information or other non-compliance with these rules could subject us to fines, loss of our capacity to conduct electronic commerce, and loss of eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Risks Related to Covista’s Business

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

Natural disasters or other extraordinary events, political disruptions, armed conflicts or wars may interrupt our operations, cause us to close some of our schools, or suffer casualty losses.

We may experience business interruptions or casualty losses resulting from natural disasters, inclement weather, transit disruptions, political disruptions, armed conflicts or wars, or other events in one or more of the geographic areas in which we operate, particularly in the West Coast and Gulf States of the U.S., and the Caribbean. These events could impair the value of our assets and/or cause us to close schools, temporarily or permanently, and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The performance and reliability of our computer networks and system applications, especially online educational platforms and student operational and financial aid packaging applications, are critical to our reputation, operations, and ability to attract and retain students. System errors, disruptions or failures, including those arising from unauthorized access, computer hackers, computer viruses, denial of service attacks, and other security threats, could adversely impact our delivery of educational content to our students or result in delays and/or errors in processing student financial aid and related disbursements. Such events could have a material adverse effect on the reputation of our institutions, our financial condition, results of operations, and cash flows. We may be required to expend significant resources to protect against system errors, failures or disruptions, or the threat of security breaches, or to repair or otherwise mitigate problems caused by any actual errors, disruptions, failures, or breaches. We cannot ensure that these efforts will protect our computer networks, or fully mitigate the resulting impact of interruptions or malfunctions in our operations, despite our regular monitoring of our technology infrastructure security and business continuity plans.

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

We may be unable to attract, retain, and develop key employees with appropriate educational qualifications and experience. In addition, we may be unable to effectively plan and prepare for changes in key employees. Such matters may cause us to incur higher compensation costs and/or provide less student support and customer service, which could adversely affect enrollment, revenue, and expense. A significant amount of our compensation for key employees is tied to our financial performance. We may require new employees to execute some of our strategic plans. Uncertainty regarding our future financial performance may limit our ability to attract new employees with competitive compensation or increase our cost of recruiting and retaining such new employees.

We may not be able to successfully integrate acquisitions.

As part of our strategy, we are actively exploring acquisition opportunities. We have acquired and may in the future acquire additional education institutions or education related businesses aligned to our strategy. Any acquisition involves significant risks and uncertainties, including, but not limited to:

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

Our effective tax rate may fluctuate as a result of evolving U.S. and international tax rules, including those stemming from the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) initiative. This project includes a two-pillar approach to global taxation focusing on global profit allocation (Pillar One) and a global minimum tax rate of 15% (Pillar Two). The implementation of Pillar Two’s 15% global minimum tax, along with related coordination frameworks such as the recently introduced “side-by-side” approach, is ongoing across multiple jurisdictions in which we operate. As countries adopt these rules, we may experience increased compliance costs, greater complexity in our tax profile, and higher cash taxes. These developments could adversely impact our effective tax rate and results of operations in future years.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates may be subject to volatility due to a number of factors, including the geographic mix of earnings, with lower than expected income in jurisdictions with favorable tax rates and higher than expected income in higher tax jurisdictions; changes in the valuation of deferred tax assets and liabilities; the expiration, modification, or lapses of various tax law provisions; the tax treatment of stock-based compensation; and costs associated with intercompany transactions or business restructurings. In addition, changes in tax rates, laws, regulations, accounting principles, or interpretations thereof could further impact our tax position.

We are also subject to examination by the Internal Revenue Service and other tax authorities, which may result in adjustments to our tax liabilities that could be material. We regularly assess the likelihood of adverse outcomes from these examinations in determining the adequacy of our income tax provision. While we have accrued taxes and related interest for potential prior-year adjustments, the ultimate resolution of these matters could have a material impact, either favorable or unfavorable, on our business, financial condition, and results of operations.

Our goodwill and intangible assets potentially could be impaired if our business results and financial condition were materially and adversely impacted by risks and uncertainties.

Covista’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations, and changes in forecasts or market expectations related to future results. If our market capitalization were to remain below its carrying value for a sustained period of time or if such a decline becomes indicative that the fair values of our reporting units have declined below their carrying values, an impairment test may result in a non-cash impairment charge. As of June 30, 2026, intangible assets from business combinations totaled $754.3 million and goodwill totaled $961.3 million. Together, these assets equaled 57% of total assets as of such date. If our business results and financial condition were materially and adversely impacted, then such intangible assets and goodwill could be impaired, requiring a possible write-off of up to $754.3 million of intangible assets and up to $961.3 million of goodwill.

We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our debt obligations.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory, and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. In addition, because we conduct a significant portion of our operations through our subsidiaries, repayment of our indebtedness is also dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment, or otherwise. Our subsidiaries are distinct legal entities and other than the guarantors on our indebtedness, they do not have any obligation to pay amounts due on our debt obligations or to make funds available for that purpose or for other obligations. Pursuant to applicable state limited liability company laws and other laws and regulations, our non-guarantor subsidiaries may not be able to, or may not be permitted to, make distributions to us in order to enable us to make payments in respect of our debt obligations. In the event that we do not receive distributions from our non-guarantor subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

If we cannot make scheduled payments on our indebtedness, we will be in default, and investors of our debt obligations could declare all outstanding principal and interest to be due and payable, the lenders under the credit facilities could terminate their commitments to loan money, our secured lenders (including the lenders under the credit facilities) could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation.

Increased use of artificial intelligence (“AI”) in our programs and processes or by others may subject us to increased business, compliance, and legal risk.

We use and are working to further incorporate AI technologies into our operations, products, and services. While we expect that our use of AI will help grow our business and benefit our students and employees, it is not certain that we will realize our desired or anticipated benefits. Any actual or perceived misuse of AI technologies could adversely affect student trust, our reputation, and our business results.

Our development and use of AI may require additional investments and/or increase the cost of our operations and offerings and increase our reliance on third-party vendors and service providers. Any failure, disruption, security incident, or misconduct involving such providers may adversely affect our operations and financial condition.

The presence of AI could increase our legal risk due to the rapidly evolving legal and regulatory landscape governing AI. Compliance with existing and future AI-related laws and regulations may increase our cost of compliance, restrict our ability to deploy certain AI-enabled solutions, and may result in legal or reputational exposure in the event of actual or alleged noncompliance.

Other postsecondary institutions may more successfully and quickly integrate AI as a means to facilitate business growth, reduce operating expenses, and improve the student experience, which may result in a material adverse effect on our business or operations.

We may be required to make substantial investments in content creation, digital marketing, search optimization, AI optimization strategies, technology, personnel, and third-party service providers to maintain or improve visibility across emerging AI-enabled platforms. There can be no assurance that these investments will be successful or that we will be able to keep pace with technological change.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management Strategy

Covista recognizes the importance of safeguarding sensitive information pertaining to our students, employees, institutions, and operations. Our Cyber Risk Management Framework (“CRMF”), which is integrated into our overall enterprise risk management framework, is designed to fortify our defenses against potential cyber threats and to protect the integrity, confidentiality, and availability of critical data. Our CRMF includes continuous risk assessments, threat modeling, vulnerability scans, and monitoring for indicators of compromise. These assessments inform control implementations based on likelihood and impact to operational, financial, and reputational harm.

Program Highlights

The CMRF is anchored by our Enterprise Information Security Framework (“EISF”), which adheres to the guidelines set forth by the National Institute of Standards and Technology (“NIST”) 800-53 Framework. To enhance comprehensiveness, our policies also harmonize with other leading frameworks such as the ISO 27001 Standard, Family Educational Rights and Privacy Act of 1974 (“FERPA”), Payment Card Industry Data Security Standard (“PCI DSS”), Gramm-Leach-Bliley Act (“GLBA”), California Consumer Privacy Act (“CCPA”), General Data Protection Regulation (“GDPR”), and other pertinent local, state, national, and international regulations governing data privacy and information security. Our cybersecurity program has adopted controls mapped to these frameworks and incorporated them into Covista’s policies, risk registers, control testing plans, and vendor assessments.

Our Chief Information Security Officer (“CISO”) manages Covista’s enterprise-wide cybersecurity program and reports to Covista’s Chief Financial Officer. The CISO has been responsible for assessing and managing material risks from cybersecurity threats at Covista since 2018. The CISO has over twenty years of information technology and cybersecurity experience, including executive leadership roles at Fortune 500 organizations within regulated sectors including financial services and healthcare. The CISO leads a team of experienced subject matter experts with focus on strategy formulation, architecture design, incident response, employee training, risk management, and governance functions. This team includes diverse industry backgrounds spanning financial services, healthcare, and government. The CISO provides regular updates to executive management and helps ensure independent validation of key controls through internal and external reviews. The CISO’s function operates independently of IT operations, with direct access to the Audit and Finance Committee.

The CISO team is supported by a Security Operations team reporting into the Information Technology (“IT”) function. This IT team provides engineering and technical expertise. The team is further supported by a 24x7 Security Operations Center (“SOC”). Covista has a Cyber Incident Response Plan (“Incident Response Plan”) that delineates the requirements of notification, classification, analysis, and communication of cybersecurity incidents based on the identified severity level. The Incident Response Plan includes initial steps to convene a response team, contain the incident, consider insurance notification requirements, determine the type of incident and escalation, consider the communications protocol and possible disclosure requirements, and consider involving law enforcement. The Incident Response Plan also provides for a lessons learned review to identify improvements that could be made. Covista’s Legal and Compliance teams also provide incident response support and manage cybersecurity-related legal and compliance issues. Processes are in place to escalate cybersecurity incidents promptly to facilitate timely decisions by management regarding public disclosure and regulatory reporting.

An integral component of Covista’s Incident Response Plan is our Privacy Incident Response Plan (the “Privacy Response Plan”) which addresses privacy of our students’ records, including under the FERPA. The Privacy Response Plan requires annual training for our employees on how to recognize and report potential privacy incidents.

We regularly conduct Incident Response Plan tabletop exercises, including simulations of malware and ransomware attacks. Our IT environment and cybersecurity-related controls are reviewed by our internal audit function and external third parties. We sponsor third-party assessments, including cyber risk reviews and penetration testing, to evaluate our cybersecurity program independently.

Covista subjects its systems to penetration testing to identify potential exposures, ensuring that our infrastructure maintains an acceptable level of cyber risk. In addition, Covista leverages third-party experts to enhance its cybersecurity program and Incident Response Plan. Our organization has not identified or discovered any cybersecurity threats over the past three fiscal years that have materially impacted or are reasonably likely to materially impact our business strategy, operations, or financial condition. Expenses related to cybersecurity incidents have not been material.

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

Governance

Cybersecurity is acknowledged as an important enterprise risk at Covista. Our Audit and Finance Committee (“AFC”), comprised entirely of independent directors, is responsible for oversight of risks from cybersecurity threats. The Chair of our AFC has received a CERT certificate in Cybersecurity Oversight from Carnegie Mellon University in partnership with the National Association of Corporate Directors. Our CISO briefs the AFC on cybersecurity matters, including the evolving threat landscape and Covista’s threat mitigation efforts, four times a year. At each quarterly meeting, the Chair of our AFC also briefs the full Board on cybersecurity matters discussed at AFC meetings. Cybersecurity risks are also reviewed and discussed with the AFC and the full Board as part of our annual enterprise risk management (“ERM”) assessment.

Item 2. Properties

Covista’s leased facilities total 2,075,000 square feet with remaining lease terms of up to 17 years. Covista owns five facilities with a total of 775,000 square feet, none of which are subject to a mortgage or other indebtedness.

Chamberlain

As of June 30, 2026, Chamberlain operates 24 campuses in 16 states, consisting of 3 campuses located in Covista-owned locations and 21 campuses located in leased facilities. Additionally, Chamberlain has 7 leased facilities under development that are expected to be converted into future campuses. Collectively, these facilities total 1,366,000 square feet.

Walden

Walden operates online and does not have any campus space. Walden leases office space in Minneapolis, Minnesota with 27,000 square feet.

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

Home Office

Covista is headquartered in Chicago, Illinois in a leased facility with 84,000 square feet. Covista also leases office space in Lisle, Illinois with 153,000 square feet, Columbia, Maryland with 53,000 square feet, and Washington, D.C. with 9,000 square feet.

Item 3. Legal Proceedings

For information regarding legal proceedings, see Note 18 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Our executive officers are as follows, along with each executive officer’s position, age, and business experience as of the date of this filing:

Name and Current Position	Age	Business Experience
Stephen W. Beard Chairman and Chief Executive Officer	55

Mr. Beard joined Covista in February 2018 as Senior Vice President, Secretary and General Counsel. In January 2019, Mr. Beard was appointed Chief Operating Officer and General Counsel. In February 2020, Mr. Beard assumed responsibilities for our former Financial Services segment and was relieved of his General Counsel responsibilities. In September 2021, Mr. Beard was appointed Covista’s President and Chief Executive Officer. In November 2024, Mr. Beard was appointed Chairman of Covista’s Board of Directors. Prior to joining Covista, Mr. Beard held a variety of leadership roles at Heidrick & Struggles, International from 2003 through 2018 and was most recently Executive Vice President, Chief Administrative Officer and General Counsel.

Douglas G. Beck Senior Vice President, General Counsel, Corporate Secretary and Institutional Support Services	59

Mr. Beck joined Covista in June 2021 as Senior Vice President, General Counsel and Corporate Secretary. In January 2023, Mr. Beck assumed responsibilities for our institutional support services. Prior to joining Covista, Mr. Beck held a variety of leadership roles at Hub Group from 2011 through 2021 and was most recently Executive Vice President, General Counsel and Secretary. Previously, Mr. Beck served in a legal capacity in a number of other companies across a variety of industries including Alberto Culver, Navistar, and Allegiance Healthcare.

Name and Current Position	Age	Business Experience
Michael Betz Chief Growth & Innovation Officer and President, Walden University	53

Mr. Betz joined Covista in May 2022 as President of Walden University. In January 2025, Mr. Betz assumed additional responsibilities as Chief Digital Officer. In April 2026, Mr. Betz was named Chief Growth & Innovation Officer, expanding his role to include oversight of Covista’s marketing organization. Prior to joining Covista, Mr. Betz served in a variety of leadership roles at McKinsey & Co. from 2017 through 2022 where he most recently served as partner and was a leader in McKinsey’s higher education and growth transformation practices.

Manjunath Gangadharan Vice President, Chief Accounting Officer	44

Mr. Gangadharan joined Covista in April 2022 as Vice President, Chief Accounting Officer. Prior to joining Covista, Mr. Gangadharan served as Vice President, Corporate Controller at Culligan International since April 2021. Previously, Mr. Gangadharan served as the Chief Accounting Officer at Groupon Inc. since February 2020 and prior to that served in various leadership roles at Groupon since December 2016.

Sara Hill Senior Vice President, Chief Human Resources Officer	57

Ms. Hill joined Covista in September 2024 as Senior Vice President, Chief Human Resources Officer. Prior to joining Covista, Ms. Hill served as Chief Human Resources Officer at Intricon from 2020 through 2024. Previously, Ms. Hill served as Chief Human Resources Officer at Ceridian from 2012 through 2016.

Scott Liles Chief Strategy and Performance Officer and President, Medical and Veterinary	60

Mr. Liles joined Covista in April 2024 as President, Medical and Veterinary. In August 2026, Mr. Liles assumed additional responsibilities as Chief Strategy and Performance Officer. Prior to joining Covista, Mr. Liles served as Chief Executive Officer of the Association of Certified Anti-Money Laundering Specialists (“ACAMS”) since March 2022 and President and Managing Director of ACAMS from November 2020 through February 2022. Previously, Mr. Liles served as President, Spire Insurance at Nationwide Insurance from November 2018 through November 2020 and President for Nationwide Pet from 2012 through 2018.

Amelia Manning President, Chamberlain University	52

Ms. Manning joined Covista in May 2026 as President of Chamberlain University. Prior to joining Covista, Ms. Manning served as Dean of Tulane University’s School of Professional Advancement from June 2025 through May 2026. Previously, Ms. Manning served in various leadership roles at Southern New Hampshire University from 2004 to 2025 and was most recently Chief Operating Officer.

Megan Noel Senior Vice President, Chief Corporate Affairs Officer	41

Ms. Noel joined Covista in May 2025 as Senior Vice President, Chief Corporate Affairs Officer. Prior to joining Covista, Ms. Noel served as Global President, Corporate Affairs at Golin from October 2024 through May 2025. Previously, Ms. Noel held a variety of leadership roles at PwC from 2014 through 2024 and was most recently Senior Managing Director for PwC US and Mexico.

Name and Current Position	Age	Business Experience
Robert J. Phelan Senior Vice President, Chief Financial Officer	61

Mr. Phelan joined Covista in February 2020 as Vice President, Chief Accounting Officer. Effective April 24, 2021, Mr. Phelan served as Interim Chief Financial Officer and was appointed Senior Vice President, Chief Financial Officer in October 2021. Prior to joining Covista, Mr. Phelan served as Senior Vice President, Finance - Corporate Controller / Risk Management / Asset Protection at Sears Holdings Corporation (“Sears”), the parent company of Kmart Holdings Corporation and Sears, Roebuck and Co., an integrated retailer with a national network of stores, since June 2018. Previously, Mr. Phelan was the Senior Vice President, Finance - Treasurer & Chief Audit Executive at Sears from July 2016 through May 2018. Mr. Phelan also served as Senior Vice President and President – Inventory & Space Management at Sears from September 2007 through June 2016.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Covista’s common stock is listed on the New York Stock Exchange and NYSE Texas under the symbol “CVSA.” The stock transfer agent and registrar for Covista’s common stock is Computershare Investor Services, LLC.

Holders

There were 147 current holders of record of Covista’s common stock as of July 31, 2026. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, Covista’s 401(k) Retirement Plan, and its Colleague Stock Purchase Plan.

Dividends

Covista did not pay any dividends in fiscal year 2026, 2025, or 2024. Covista does not expect to pay any cash dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Covista Board of Directors (the “Board”) and will be dependent on projections of future earnings, cash flow, financial requirements of Covista, and other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal year 2026.

Issuer Purchases of Equity Securities

The table below reflects shares of common stock we repurchased during the fourth quarter of the fiscal year ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	—	$—	—	$661,811,630
May 1, 2026 - May 31, 2026	—	$—	—	$661,811,630
June 1, 2026 - June 30, 2026	—	$—	—	$661,811,630
Total	—	$—	—
(1)	See Note 14 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	1,459	$112.40	NA	NA
May 1, 2026 - May 31, 2026	1,007	$127.85	NA	NA
June 1, 2026 - June 30, 2026	—	$—	NA	NA
Total	2,466	118.71	NA	NA
(1)	Represents shares delivered to Covista for payment of withholding taxes from employees for vesting restricted stock units and shares swapped for payment on exercise of incentive stock options pursuant to the terms of Covista’s stock incentive plans.

Performance Graph

The following graph compares the cumulative total returns of Covista’s common stock, the NYSE Composite Index (U.S. Companies), and a Peer Group (as defined below) for the period from June 30, 2021 through June 30, 2026, assuming an investment of $100 in each on June 30, 2021 and the reinvestment of dividends. Additionally, the Peer Group is weighted by the market capitalization of each component company. The stock price performance on the following graph is not necessarily indicative of future stock performance.

Comparison of Five-Year Cumulative Total Return

Among Covista Inc., NYSE Composite Index, and a Peer Group

	June 30,
	2021	2022	2023	2024	2025	2026
Covista Inc.	100	101	96	191	357	350
NYSE Composite Index (U.S. Companies)	100	90	101	117	135	161
Peer Group (1)	100	105	111	157	205	226

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

The following discussion is on the comparison between fiscal year 2026 and fiscal year 2025 results. For a discussion on the comparison between fiscal year 2025 and fiscal year 2024 results, see the MD&A included in Covista’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC.

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

Medical and Veterinary – This segment includes the operations of AUC, RUSM, and RUSVM, collectively referred to as the “medical and veterinary schools,” which offer degree and certificate programs in the medical and veterinary postsecondary education industry.

“Home Office” includes activities not allocated to a reportable segment. Financial and descriptive information about Covista’s reportable segments is presented in Note 19 “Segment Information” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Fiscal Year 2026 Highlights

Financial and operational highlights for fiscal year 2026 include:

●	Covista revenue increased 9.3%, or $165.8 million, to $1,954.1 million in fiscal year 2026 compared to the prior year driven by increased revenue across all segments.
●	Net income increased 6.1%, or $14.5 million, to $251.6 million in fiscal year 2026 compared to the prior year. This increase was primarily driven by an increase in revenue along with decreases in interest expense and asset impairments, partially offset by a loss from discontinued operations and increases in strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and the provision for income taxes.
●	Diluted earnings per share increased 13.9%, or $0.86, to $7.04 in fiscal year 2026 compared to the prior year driven by the increase in net income and lower diluted shares due to share repurchases.
●	Adjusted net income increased 15.3%, or $39.1 million, to $294.7 million in fiscal year 2026 compared to the prior year. This increase was primarily driven by an increase in revenue and a decrease in interest expense, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, investments to support growth initiatives, and the provision for income taxes.
●	Diluted adjusted earnings per share increased 23.7%, or $1.58, to $8.25 in fiscal year 2026 compared to the prior year driven by the increase in adjusted net income and lower diluted shares due to share repurchases.
●	For fiscal year 2026, average total student enrollment at Chamberlain increased 1.1% compared to the prior year. For the May 2026 session, total student enrollment at Chamberlain increased 1.6% compared to the same session last year.

●	For fiscal year 2026, average total student enrollment at Walden increased 13.2% compared to the prior year. As of June 30, 2026, total student enrollment at Walden increased 14.0% compared to June 30, 2025.
●	For fiscal year 2026, average total student enrollment at the medical and veterinary schools increased 4.5% compared to the prior year. For the May 2026 semester, total student enrollment at the medical and veterinary schools increased 7.3% compared to the same semester last year.
●	On August 6, 2025, we entered into Amendment No. 4 to Credit Agreement and Incremental Assumption Agreement (the “Revolver Amendment”), to (i) increase available commitments under our revolving facility by $100.0 million (resulting in aggregate outstanding commitments of $500.0 million under the revolving facility after giving effect to the Revolver Amendment), (ii) extend the maturity and commitment termination date of our revolving facility to August 6, 2030, and (iii) reduce the pricing on any drawn revolving loans to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 2.25% to 3.00% or an alternate base rate (“ABR”) plus an applicable margin ranging from 1.25% to 2.00% depending on Covista’s net first lien leverage ratio for such period.
●	On March 2, 2026, we entered into Amendment No. 5 to Credit Agreement and Incremental Assumption Agreement (the “Term Loan B Amendment”) to incur new term loans under Term Loan B in an aggregate principal amount of $510.0 million with a maturity date of March 2, 2033. In addition, on March 2, 2026, we repaid the previously outstanding $103.3 million principal amount of Term Loan B and the remaining $405.0 million outstanding principal amount of the Senior Secured Notes due 2028. See Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.
●	Covista repurchased a total of 2,421,920 shares of its common stock under its share repurchase programs at an average cost of $98.35 per share during fiscal year 2026. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Results of Operations

Revenue

The following table presents revenue by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$725,774	$693,430	$369,086	$1,788,290
Growth	24,438	111,503	29,854	165,795
Fiscal year 2026	$750,212	$804,933	$398,940	$1,954,085
% change from prior year	3.4%	16.1%	8.1%	9.3%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2026
Session	July 2025	Sept. 2025	Nov. 2025	Jan. 2026	Mar. 2026	May 2026
Total students	37,697	39,846	39,278	40,145	40,767	39,501
% change from prior year	4.5%	2.2%	(1.0)%	(0.7)%	0.5%	1.6%

	Fiscal Year 2025
Session	July 2024	Sept. 2024	Nov. 2024	Jan. 2025	Mar. 2025	May 2025
Total students	36,061	38,987	39,691	40,445	40,564	38,891
% change from prior year	12.1%	11.7%	11.5%	8.7%	6.8%	5.8%

Chamberlain revenue increased 3.4%, or $24.4 million, to $750.2 million in fiscal year 2026 compared to the prior year driven by higher tuition rates and enrollment. Enrollment increased in pre-licensure nursing programs in all fiscal year 2026 sessions; however, enrollment has declined in post-licensure nursing programs during fiscal year 2026. Chamberlain is achieving pre-licensure growth by optimizing investments in student enrollment and experience while leveraging scale through a national footprint with in-person and online curriculum delivery modalities. Management is focused on optimizing marketing and enrollment operations to address post-licensure enrollment.

Tuition Rates:

Current tuition rates in fiscal year 2026 increased compared to the prior fiscal year for the Bachelor of Science in Nursing (“BSN”) onsite and online degree, Master of Science in Nursing (“MSN”), Master of Social Work (“MSW”) and Master of Public Health (“MPH”) online degree programs. The average increase across all of these programs was approximately 3.4% from the prior year.

Walden

Walden Student Enrollment:

	Fiscal Year 2026
	September 30,	December 31,	March 31,	June 30,
Period	2025	2025	2026	2026
Total students	52,216	52,435	54,474	54,851
% change from prior year	13.6%	13.0%	12.3%	14.0%

	Fiscal Year 2025
	September 30,	December 31,	March 31,	June 30,
Period	2024	2024	2025	2025
Total students	45,979	46,399	48,526	48,116
% change from prior year	12.2%	13.2%	13.5%	15.0%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 16.1%, or $111.5 million, to $804.9 million in fiscal year 2026 compared to the prior year driven by an increase in enrollment, higher tuition rates, and an increase in average credit hours per student. Walden’s improved enrollment has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

Tuition Rates:

Tuition rates for Walden programs, including general education are charged on a per credit hour basis that varies based on the nature of the program. For other programs such as those with a subscription-based learning modality, tuition is charged on a per term basis. Students are also charged program and clinical fees depending on the specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, for which tuition is charged per event. The average increase in tuition rates, event charges, and fees across all programs was approximately 2.6% from the prior year.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2026
Semester	Sept. 2025	Jan. 2026	May 2026
Total students	5,297	5,344	5,120
% change from prior year	2.4%	4.1%	7.3%

	Fiscal Year 2025
Semester	Sept. 2024	Jan. 2025	May 2025
Total students	5,174	5,133	4,773
% change from prior year	(0.7)%	1.2%	1.0%

Medical and Veterinary revenue increased 8.1%, or $29.9 million, to $398.9 million in fiscal year 2026 compared to the prior year driven by an increase in enrollment and higher tuition rates. Management continues to focus on increasing enrollment and driving operational effectiveness, specifically around academic support and enrollment experience.

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

Cost of Educational Services

The cost of educational services expense category includes expenses related to the cost of faculty and staff who support educational operations, facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and provision for credit losses. The following table presents cost of educational services by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2025	$321,769	$240,084	$209,577	$771,430
Cost increase	23,494	30,873	7,863	62,230
Fiscal year 2026	$345,263	$270,957	$217,440	$833,660
% change from prior year	7.3%	12.9%	3.8%	8.1%

Cost of educational services increased 8.1%, or $62.2 million, to $833.7 million in fiscal year 2026 compared to the prior year. This cost increase was primarily driven by an increase in labor and other costs to support increased enrollment.

As a percentage of revenue, cost of educational services was 42.7% in fiscal year 2026 compared to 43.1% in the prior year. The decrease in the percentage was primarily the result of revenue growth accompanied by cost efficiencies.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization of acquired intangible assets. The following table presents student services and administrative expense by segment detailing the changes from the prior year (in thousands):

	Year Ended June 30, 2026
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2025	$250,638	$275,435	$90,257	$55,674	$672,004
Cost increase	10,669	24,488	11,278	7,813	54,248
Litigation reserve impact	—	5,550	—	—	5,550
Asset impairments decrease	—	—	—	(6,442)	(6,442)
Strategic advisory costs increase	—	—	—	6,562	6,562
Loss on assets held for sale decrease	—	—	—	(490)	(490)
Debt modification costs decrease	—	—	—	(712)	(712)
Fiscal year 2026	$261,307	$305,473	$101,535	$62,405	$730,720

Fiscal year 2026 % change:
Cost increase	4.3%	8.9%	12.5%	14.0%	8.1%
Litigation reserve impact	—	2.0%	—	—	0.8%
Asset impairments decrease	—	—	—	(11.6)%	(1.0)%
Strategic advisory costs increase	—	—	—	11.8%	1.0%
Loss on assets held for sale decrease	—	—	—	(0.9)%	(0.1)%
Debt modification costs decrease	—	—	—	(1.3)%	(0.1)%
Fiscal year 2026 % change	4.3%	10.9%	12.5%	12.1%	8.7%

Student services and administrative expense increased 8.7%, or $58.7 million, to $730.7 million in fiscal year 2026 compared to the prior year. After excluding litigation reserve, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs, student services and administrative expense increased 8.1%, or $54.2 million, in fiscal year 2026 compared to the prior year. This cost increase was primarily driven by an increase in marketing expense and investments to support growth initiatives.

As a percentage of revenue, student services and administrative expense was 37.4% in fiscal year 2026 compared to 37.6% in the prior year. The decrease in the percentage was primarily the result of revenue growth.

Restructuring Expense

Restructuring expense was $6.3 million and $3.3 million in fiscal year 2026 and 2025, respectively. This increase was primarily driven by workforce reductions. In addition, we continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities.

Operating Income

The following table presents a reconciliation of operating income to adjusted operating income by segment (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2026	2025	$	%
Chamberlain:
Operating income	$141,618	$151,455	$(9,837)	(6.5)%
Restructuring expense	2,024	1,912	112
Adjusted operating income	$143,642	$153,367	$(9,725)	(6.3)%
Operating margin	18.9%	20.9%
Adjusted operating margin	19.1%	21.1%

Walden:
Operating income	$227,788	$177,911	$49,877	28.0%
Restructuring expense	715	—	715
Amortization of acquired intangible assets	11,220	11,220	—
Litigation reserve	—	(5,550)	5,550
Adjusted operating income	$239,723	$183,581	$56,142	30.6%
Operating margin	28.3%	25.7%
Adjusted operating margin	29.8%	26.5%

Medical and Veterinary:
Operating income	$79,110	$68,798	$10,312	15.0%
Restructuring expense	855	454	401
Adjusted operating income	$79,965	$69,252	$10,713	15.5%
Operating margin	19.8%	18.6%
Adjusted operating margin	20.0%	18.8%

Home Office:
Operating loss	$(65,140)	$(56,622)	$(8,518)	(15.0)%
Restructuring expense	2,735	948	1,787
Asset impairments	—	6,442	(6,442)
Strategic advisory costs	18,562	12,000	6,562
Loss on assets held for sale	—	490	(490)
Debt modification costs	—	712	(712)
Adjusted operating loss	$(43,843)	$(36,030)	$(7,813)	(21.7)%

Covista:
Operating income (GAAP)	$383,376	$341,542	$41,834	12.2%
Restructuring expense	6,329	3,314	3,015
Amortization of acquired intangible assets	11,220	11,220	—
Litigation reserve	—	(5,550)	5,550
Asset impairments	—	6,442	(6,442)
Strategic advisory costs	18,562	12,000	6,562
Loss on assets held for sale	—	490	(490)
Debt modification costs	—	712	(712)
Adjusted operating income (non-GAAP)	$419,487	$370,170	$49,317	13.3%
Operating margin (GAAP)	19.6%	19.1%
Adjusted operating margin (non-GAAP)	21.5%	20.7%

Consolidated operating income increased 12.2%, or $41.8 million, to $383.4 million in fiscal year 2026 compared to the prior year. The operating income increase in fiscal year 2026 was primarily driven by an increase in revenue and a reduction in asset impairments, partially offset by a reduction in litigation reserves in the prior year, and increases in strategic advisory costs, labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives. The reduction in litigation reserves in fiscal year 2025 represented a $5.6 million receipt in the second quarter of fiscal year 2025 from a claim made for indemnification under the Membership Interest Purchase Agreement with Laureate Education, Inc.

Consolidated adjusted operating income increased 13.3%, or $49.3 million, to $419.5 million in fiscal year 2026 compared to the prior year. The adjusted operating income increase in fiscal year 2026 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Chamberlain

Segment adjusted operating income decreased 6.3%, or $9.7 million, to $143.6 million in fiscal year 2026 compared to the prior year. The adjusted operating income decrease in fiscal year 2026 was primarily driven by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives, partially offset by an increase in revenue.

Walden

Segment adjusted operating income increased 30.6%, or $56.1 million, to $239.7 million in fiscal year 2026 compared to the prior year. The adjusted operating income increase in fiscal year 2026 was primarily driven by an increase in revenue, partially offset by increases in labor and other costs to support increased enrollment, marketing expense, and investments to support growth initiatives.

Medical and Veterinary

Segment adjusted operating income increased 15.5%, or $10.7 million, to $80.0 million in fiscal year 2026 compared to the prior year. The adjusted operating income increase in fiscal year 2026 was primarily driven by an increase in revenue, partially offset by increases in investments to support initiatives to drive growth, investments in academic support, and marketing expense.

Interest Expense

Interest expense was $45.4 million and $52.3 million in fiscal year 2026 and 2025, respectively. This decrease was primarily driven by lower interest expense due to decreased borrowings and a lower interest rate on our Term Loan B, and lower letters of credit fees, partially offset by an increase in a loss on debt extinguishment from the write-off of debt issuance costs (as discussed in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”).

Other Income, Net

Other income, net was $7.2 million and $9.3 million in fiscal year 2026 and 2025, respectively. This decrease was primarily driven by a decrease in interest income due to lower invested cash balances, partially offset by higher investment gains.

Provision for Income Taxes

Our effective income tax rate from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including tax on global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, changes in unrecognized tax benefits, and tax benefits on stock-based compensation.

Our effective tax rate from continuing operations was 22.5% and 22.1% in fiscal year 2026 and 2025, respectively. The effective tax rate for fiscal year 2026 increased compared to the prior year primarily due to taxes on foreign earnings net of U.S. foreign tax credits, partially offset by an increase in the percentage of earnings from operations in lower taxed jurisdictions.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which introduced substantial changes to U.S. tax provisions. The most relevant provisions to Covista for fiscal year 2026 include allowing accelerated tax deductions for qualified property and research and development expenditures. The impacts of OBBBA were not material to the income tax provision for fiscal year 2026.

Discontinued Operations

We had a loss from discontinued operations in fiscal year 2026 of $15.8 million and income from discontinued operations in fiscal year 2025 of $4.4 million. We recorded income within discontinued operations related to the DeVry University earn-out of $0.5 million and $7.0 million in fiscal year 2026 and 2025, respectively. In addition, we continue to have activity associated with ongoing litigation and settlements related to divestitures, which is classified within discontinued operations.

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

Covista’s consolidated cash and cash equivalents balance of $406.3 million and $199.6 million as of June 30, 2026 and 2025, respectively, included cash and cash equivalents held at Covista’s international operations of $58.3 million and $22.9 million as of June 30, 2026 and 2025, respectively, which is available to Covista for general corporate purposes.

Cash Flow Summary

Operating Activities

Net cash provided by operating activities from continuing operations in fiscal year 2026 increased $137.1 million to $470.8 million, compared to $333.7 million in the prior year. This increase was primarily driven by a $173.9 million increase in cash collected from students, a $22.9 million decrease in net legal settlement payments, and a $17.8 million decrease in income tax payments, partially offset by a $76.4 million increase in payments to employees and vendors.

Investing Activities

Net cash used in investing activities in fiscal year 2026 and 2025 was $83.7 million and $41.9 million, respectively, and was primarily driven by capital expenditures of $77.7 million and $50.3 million, respectively. In addition, in fiscal year 2026, we made a $5.0 million minority investment in a business and in fiscal year 2025, we received proceeds of $7.3 million from the sale of a building in Naperville, Illinois. Capital expenditures for fiscal year 2026 primarily included information technology investments and new campus development at Chamberlain.

Financing Activities

Net cash used in financing activities in fiscal year 2026 was $180.1 million, primarily driven by share repurchases of $239.9 million, employee taxes paid on withholding shares of $42.4 million, and payment of debt issuance and extinguishment costs of $12.0 million, partially offset by net borrowings under long-term debt obligations of $112.2 million. Net cash used in financing activities in fiscal year 2025 was $316.0 million, primarily driven by share repurchases of $213.1 million and net repayments under long-term debt obligations of $100.0 million.

On December 15, 2025, we announced that the Board of Directors (the “Board”) authorized Covista’s sixteenth share repurchase program, which allows Covista to repurchase up to $750.0 million of its common stock through December 15, 2028. As of June 30, 2026, $661.8 million of authorized share repurchases remained under the sixteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our share repurchase programs.

Material Cash Requirements

Long-Term Debt – As of June 30, 2026, under the Credit Facility, Covista had an outstanding principal amount on its Term Loan B of $510.0 million, which matures on March 2, 2033 and outstanding borrowings on its Revolver of $163.0 million, which matures on August 6, 2030. The Term Loan B requires quarterly principal payments. See Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our Credit Facility. On July 1, 2026, we repaid the outstanding borrowings of $163.0 million on the Revolver.

As of June 30, 2026, Covista had $202.6 million of surety-backed letters of credit outstanding in favor of ED. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

As of June 30, 2026, Covista had $80.0 million of surety bonds to satisfy certain state regulatory requirements for licensure.

In the event of unexpected market conditions or negative economic changes that could negatively affect Covista’s earnings and/or operating cash flow, our Credit Facility includes a $500.0 million Revolver with available capacity of $337.0 million as of June 30, 2026. With the $163.0 million repayment on the Revolver referenced above, the available capacity was $500.0 million as of July 1, 2026.

Operating Lease Obligations – We have operating lease obligations for the minimum payments required under various lease agreements which are recorded on the Consolidated Balance Sheets. See Note 11 “Leases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our lease obligations.

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

We have engaged in and continue to engage in the review and planning of strategies to refinance or otherwise optimize our capital structure, which may include issuing debt, equity or other securities, or entering into new credit facilities. This review and planning could result in our pursuing one or more significant corporate transactions. There can be no assurance as to when or whether we will determine to pursue any such transaction, whether any such transaction will be successful, or the effects the failure to undertake any such transaction may have on our business, including our ability to achieve our operational, strategic, and financial goals.

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

As part of our annual impairment review of goodwill and indefinite-lived intangible assets, we elected to perform a quantitative assessment of the AUC reporting unit’s fair value and indefinite-lived intangible assets. Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Significant assumptions used in the determination of reporting unit fair value measurements generally include forecasted cash flows, discount rates, terminal growth rates, and earnings multiples. The discounted cash flow method used to determine the fair value of our AUC reporting unit during fiscal year 2026 reflected our most recent cash flow projections, a discount rate of 11.7%, and a terminal growth rate of 3.0%. The significant assumptions used in the market comparable method include earnings multiples for comparable companies. Each of these inputs can significantly affect the fair values of our reporting units. Based on this quantitative assessment, it was determined that the fair value of the AUC reporting unit exceeded its carrying value by 34% and therefore no goodwill impairment was identified.

Significant judgments and assumptions were used in determining the fair value of the AUC reporting unit’s indefinite-lived intangible assets. The relief from royalty method of the income approach and the with and without method of the income approach used in the determination of the fair values of our AUC trade name and AUC Title IV eligibility and accreditation indefinite-lived intangible assets, respectively, during fiscal year 2026 reflected our most recent revenue projections, a discount rate of 11.7%, a royalty rate of 5.5%, and a terminal growth rate of 3.0%. Each of these factors and assumptions can significantly affect the value of the intangible asset. Based on these quantitative assessments, it was determined that the fair values of the AUC trade name and AUC Title IV eligibility and accreditation indefinite-lived intangible assets in the AUC reporting unit exceeded their carrying values by 169% and 24%, respectively, and therefore no impairment was identified.

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

Income Taxes

Covista accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Covista also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Covista’s deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. To assess whether it is more likely than not that deferred tax assets will be realized and whether a valuation allowance needs to be recorded against them, we consider future reversals of existing taxable temporary differences, expected future earnings, prior earnings history, and tax planning strategies. Such assessments involve significant judgments and are subject to change in the future particularly if earnings are significantly different from expectations.

Covista is subject to audit by federal, state, and foreign tax authorities and Covista reduces its net tax assets for the estimated additional tax and interest that may result from those tax authorities disputing uncertain tax positions Covista has taken. Evaluating the exposure associated with uncertain tax positions involves significant judgment and we record reserves based on our past experience with similar situations and on the technical support for the positions. Our effective tax rate for a given period could be impacted by changes in the measurement of uncertain tax positions.

Contingencies

Covista is subject to contingencies, such as various claims and legal actions that arise in the normal conduct of its business. We record an accrual for those matters where management believes a loss is probable and can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Covista’s business, financial condition, or results of operations, cannot be predicted at this time. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters. The valuation of liabilities for these contingencies is reviewed on a quarterly basis and any necessary adjustments to the accrual on the Consolidated Balance Sheets are recorded. While we believe that the amount accrued to-date is adequate, future changes in circumstances could impact these determinations. See Note 18 “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our loss contingencies.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a description of recent accounting standards and their anticipated effects on our Consolidated Financial Statements.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Covista’s net income adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, loss on debt extinguishment, litigation reserve, asset impairments, loss on assets held for sale, debt modification costs, tax benefit due to change in unrecognized tax benefits, and loss (income) from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Covista’s diluted earnings per share adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, loss on debt extinguishment, litigation reserve, asset impairments, loss on assets held for sale, debt modification costs, tax benefit due to change in unrecognized tax benefits, and loss (income) from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Covista’s operating income adjusted for restructuring expense, amortization of acquired intangible assets, litigation reserve, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs.

Adjusted EBITDA (most comparable GAAP measure: net income) – Measure of Covista’s net income adjusted for loss (income) from discontinued operations, interest expense, other income, net, provision for income taxes, depreciation, amortization of acquired intangible assets, amortization of cloud computing implementation assets, stock-based compensation, restructuring expense, litigation reserve, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs. Provision for income taxes, interest expense, and other income, net are not recorded at the reportable segments, and therefore, the segment adjusted EBITDA reconciliations begin with adjusted operating income.

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Covista’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Amortization of acquired intangible assets.
●	Amortization of cloud computing implementation assets.
●	Strategic advisory costs related to expanding capabilities and bringing new capacities to market to further enhance our strategic position. We do not include normal, recurring, cash operating expenses in our strategic advisory costs.
●	Loss on debt extinguishment related to amendments and repayments of our Senior Secured Notes due 2028, Term Loan B, and Revolver.
●	Reserves related to significant litigation.
●	Asset impairments related to adjusting certain operating lease assets and property and equipment as a result of adjusting carrying values to fair values.
●	Loss on assets held for sale related to adjusting those assets to estimated fair value less costs to sell.
●	Debt modification costs related to refinancing our Term Loan B.
●	Tax benefit due to change in unrecognized tax benefits.
●	Loss (income) from discontinued operations includes activity from ongoing litigation costs and settlements related to divestitures and the earn-outs we received.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Year Ended June 30,
	2026	2025
Net income (GAAP)	$251,566	$237,065
Restructuring expense	6,329	3,314
Amortization of acquired intangible assets	11,220	11,220
Strategic advisory costs	18,562	12,000
Loss on debt extinguishment, litigation reserve, asset impairments, loss on assets held for sale, and debt modification costs	4,810	3,832
Tax benefit due to change in unrecognized tax benefits	(3,289)	—
Income tax impact on non-GAAP adjustments (1)	(10,308)	(7,423)
Loss (income) from discontinued operations	15,809	(4,388)
Adjusted net income (non-GAAP)	$294,699	$255,620
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Year Ended June 30,
	2026	2025
Diluted earnings per share (GAAP)	$7.04	$6.18
Effect on diluted earnings per share:
Restructuring expense	0.18	0.09
Amortization of acquired intangible assets	0.31	0.29
Strategic advisory costs	0.52	0.31
Loss on debt extinguishment, litigation reserve, asset impairments, loss on assets held for sale, and debt modification costs	0.13	0.10
Tax benefit due to change in unrecognized tax benefits	(0.09)	-
Income tax impact on non-GAAP adjustments (1)	(0.29)	(0.19)
Loss (income) from discontinued operations	0.44	(0.11)
Adjusted earnings per share (non-GAAP)	$8.25	$6.67
Diluted shares	35,715	38,334
(1)	Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Year Ended June 30,
			Increase/(Decrease)
	2026	2025	$	%
Chamberlain:
Adjusted operating income (GAAP)	$143,642	$153,367	$(9,725)	(6.3)%
Depreciation	23,073	21,687	1,386
Amortization of cloud computing implementation assets	7,689	3,033	4,656
Stock-based compensation	11,128	13,309	(2,181)
Adjusted EBITDA (non-GAAP)	$185,532	$191,396	$(5,864)	(3.1)%
Adjusted EBITDA margin (non-GAAP)	24.7%	26.4%

Walden:
Adjusted operating income (GAAP)	$239,723	$183,581	$56,142	30.6%
Depreciation	8,103	7,421	682
Amortization of cloud computing implementation assets	6,939	3,002	3,937
Stock-based compensation	13,190	12,477	713
Adjusted EBITDA (non-GAAP)	$267,955	$206,481	$61,474	29.8%
Adjusted EBITDA margin (non-GAAP)	33.3%	29.8%

Medical and Veterinary:
Adjusted operating income (GAAP)	$79,965	$69,252	$10,713	15.5%
Depreciation	12,016	10,853	1,163
Amortization of cloud computing implementation assets	2,555	1,208	1,347
Stock-based compensation	8,243	7,486	757
Adjusted EBITDA (non-GAAP)	$102,779	$88,799	$13,980	15.7%
Adjusted EBITDA margin (non-GAAP)	25.8%	24.1%

Home Office:
Adjusted operating loss	$(43,843)	$(36,030)	$(7,813)	(21.7)%
Depreciation	658	741	(83)
Stock-based compensation	8,655	8,318	337
Adjusted EBITDA	$(34,530)	$(26,971)	$(7,559)	(28.0)%

Covista:
Net income (GAAP)	$251,566	$237,065	$14,501	6.1%
Loss (income) from discontinued operations	15,809	(4,388)	20,197
Interest expense	45,435	52,318	(6,883)
Other income, net	(7,178)	(9,290)	2,112
Provision for income taxes	77,744	65,837	11,907
Depreciation and amortization	72,253	59,165	13,088
Stock-based compensation	41,216	41,590	(374)
Restructuring expense	6,329	3,314	3,015
Litigation reserve	—	(5,550)	5,550
Asset impairments	—	6,442	(6,442)
Strategic advisory costs	18,562	12,000	6,562
Loss on assets held for sale	—	490	(490)
Debt modification costs	—	712	(712)
Adjusted EBITDA (non-GAAP)	$521,736	$459,705	$62,031	13.5%
Adjusted EBITDA margin (non-GAAP)	26.7%	25.7%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Covista is not dependent upon the price levels, nor affected by fluctuations in pricing, of any particular commodity or group of commodities.

The financial position and results of operations of AUC, RUSM, and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all of their financial transactions are denominated in the U.S. dollar.

The interest rate on Covista’s Term Loan B is based upon the Secured Overnight Financing Rate (“SOFR”). As of June 30, 2026, Covista had $510.0 million in outstanding borrowings under the Term Loan B with an interest rate of 5.98%.

Based upon borrowings of $510.0 million, a 100 basis point increase in short-term interest rates would result in $5.1 million of additional annual interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Covista Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Covista Inc. and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of income, of shareholders’ equity and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments – American University of the Caribbean School of Medicine (“AUC”) Reporting Unit Goodwill and AUC Title IV Eligibility and Accreditations Indefinite-Lived Intangible Asset (“AUC Title IV intangible asset”)

As described in Notes 2 and 12 to the consolidated financial statements, as of June 30, 2026, the goodwill balance associated with the Medical and Veterinary reportable segment was $305.5 million, of which a portion relates to the AUC reporting unit, and the consolidated Title IV eligibility and accreditations indefinite-lived intangible assets balance was $611.1 million, of which a portion relates to the AUC Title IV intangible asset. Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Management performs a quantitative assessment of the reporting unit’s and indefinite-lived intangible asset’s fair value if it is determined that the fair value is more likely than not less than the carrying value, or if management does not elect the option to perform an initial qualitative assessment. As of May 31, 2026, management performed a quantitative assessment of the fair values of the AUC reporting unit and AUC Title IV intangible asset. Fair value was estimated by management using a discounted cash flow method and the market comparable method for the AUC reporting unit and using the with and without method in a discounted cash flow model for the AUC Title IV intangible asset. Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. The significant assumptions used in the discounted cash flow method are the risk-adjusted discount rate, forecasted revenue and forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and a terminal growth rate. The significant assumptions used in the market comparable method include earnings multiples for comparable companies. Based on management’s quantitative assessment, it was determined that the fair value of the AUC reporting unit exceeded its carrying value and therefore no goodwill impairment was identified. The significant assumptions used in the with and without method valuation approach are the risk-adjusted discount rate, forecasted revenue with and without the accreditations in place, and forecasted EBITDA with and without the accreditations in place. Based on management’s quantitative assessment, it was determined that the fair value of the AUC Title IV intangible asset exceeded its carrying value and therefore no impairment was identified.

The principal considerations for our determination that performing procedures relating to the impairment assessments of the AUC reporting unit goodwill and AUC Title IV intangible asset is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the AUC reporting unit and AUC Title IV intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenue used in the discounted cash flow method for the AUC reporting unit and forecasted revenue with and without the accreditations in place for the AUC Title IV intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible asset impairment assessments, including controls over the valuation of the AUC reporting unit and AUC Title IV intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the AUC reporting unit and AUC Title IV intangible asset; (ii) evaluating the appropriateness of the discounted cash flow method and the market comparable method used by management for the AUC reporting unit and the with and without method in a discounted cash flow model for the AUC Title IV intangible asset; (iii) testing the completeness and accuracy of underlying data used in the valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenue for the discounted cash flow method for the AUC reporting unit and forecasted revenue with and without the accreditations in place for the with and without method in a discounted cash flow model for the AUC Title IV intangible asset. Evaluating management’s assumptions related to forecasted revenue and forecasted revenue with and without the accreditations in place involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the AUC business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow method, the market comparable method, and the with and without method in a discounted cash flow model.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 6, 2026

We have served as the Company’s auditor since 1991.

Covista Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30,
	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$406,316	$199,601
Restricted cash	1,438	1,563
Accounts and financing receivables, net	169,561	146,189
Prepaid expenses and other current assets	75,126	68,837
Total current assets	652,441	416,190
Noncurrent assets:
Property and equipment, net	302,649	256,131
Operating lease assets	204,364	191,194
Deferred income taxes	—	32,956
Intangible assets, net	754,254	765,474
Goodwill	961,262	961,262
Other assets, net	137,738	129,145
Total noncurrent assets	2,360,267	2,336,162
Total assets	$3,012,708	$2,752,352
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$124,763	$105,017
Accrued payroll and benefits	78,669	76,374
Accrued liabilities	94,364	77,286
Deferred revenue	259,125	214,091
Current operating lease liabilities	34,799	35,159
Current portion of long-term debt	5,100	—
Total current liabilities	596,820	507,927
Noncurrent liabilities:
Long-term debt	657,750	552,669
Long-term operating lease liabilities	207,846	186,172
Deferred income taxes	61,782	31,856
Other liabilities	42,325	40,103
Total noncurrent liabilities	969,703	810,800
Total liabilities	1,566,523	1,318,727
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 34,033 and 35,952 shares outstanding as of June 30, 2026 and June 30, 2025, respectively	848	839
Additional paid-in capital	706,908	664,300
Retained earnings	3,029,140	2,777,574
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 50,717 and 47,990 shares as of June 30, 2026 and June 30, 2025, respectively	(2,288,484)	(2,006,861)
Total shareholders' equity	1,446,185	1,433,625
Total liabilities and shareholders' equity	$3,012,708	$2,752,352

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended June 30,
	2026	2025	2024
Revenue	$1,954,085	$1,788,290	$1,584,652
Operating cost and expense:
Cost of educational services	833,660	771,430	698,548
Student services and administrative expense	730,720	672,004	632,965
Restructuring expense	6,329	3,314	1,870
Business integration expense	—	—	34,215
Total operating cost and expense	1,570,709	1,446,748	1,367,598
Operating income	383,376	341,542	217,054
Interest expense	(45,435)	(52,318)	(63,659)
Other income, net	7,178	9,290	10,542
Income from continuing operations before income taxes	345,119	298,514	163,937
Provision for income taxes	(77,744)	(65,837)	(26,224)
Income from continuing operations	267,375	232,677	137,713
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(21,236)	5,870	(762)
Benefit from (provision for) income taxes	5,427	(1,482)	(174)
(Loss) income from discontinued operations	(15,809)	4,388	(936)
Net income and comprehensive income	$251,566	$237,065	$136,777

Earnings (loss) per share:
Basic:
Continuing operations	$7.63	$6.27	$3.49
Discontinued operations	$(0.45)	$0.12	$(0.02)
Total basic earnings per share	$7.18	$6.39	$3.47
Diluted:
Continuing operations	$7.49	$6.07	$3.42
Discontinued operations	$(0.44)	$0.11	$(0.02)
Total diluted earnings per share	$7.04	$6.18	$3.39

Weighted-average shares outstanding:
Basic shares	35,045	37,085	39,413
Diluted shares	35,715	38,334	40,307

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended June 30,
	2026	2025	2024
Operating activities:
Net income	$251,566	$237,065	$136,777
Loss (income) from discontinued operations	15,809	(4,388)	936
Income from continuing operations	267,375	232,677	137,713
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	41,216	41,590	25,947
Amortization and impairments to operating lease assets	27,946	32,543	32,641
Depreciation	43,850	40,702	39,676
Amortization of acquired intangible assets	11,220	11,220	35,644
Amortization and write-off of debt discount and issuance costs	7,621	5,985	5,663
Provision for credit losses	68,765	63,237	53,175
Deferred income taxes	68,352	18,413	11,073
Loss on disposals and impairments of property and equipment	743	2,527	466
Gain on investments	(1,720)	(1,074)	(1,365)
Loss on assets held for sale	—	490	647
Changes in assets and liabilities:
Accounts and financing receivables	(89,263)	(80,820)	(76,355)
Prepaid expenses and other current assets	8,423	5,546	(8,781)
Cloud computing implementation assets	(13,954)	(32,823)	(27,154)
Accounts payable	6,192	140	18,330
Accrued payroll and benefits	2,494	5,144	19,422
Accrued liabilities	(9,697)	(15,948)	27,422
Deferred revenue	50,925	34,273	40,622
Operating lease liabilities	(19,802)	(24,792)	(36,692)
Other assets and liabilities	110	(5,296)	(9,727)
Net cash provided by operating activities-continuing operations	470,796	333,734	288,367
Net cash (used in) provided by operating activities-discontinued operations	(374)	4,165	7,408
Net cash provided by operating activities	470,422	337,899	295,775
Investing activities:
Capital expenditures	(77,696)	(50,327)	(48,893)
Proceeds from sales of marketable securities	3,260	3,120	1,732
Purchases of marketable securities	(4,264)	(2,048)	(689)
Payment for investment in business	(5,000)	—	—
Proceeds from sale of assets	—	7,334	—
Net cash used in investing activities	(83,700)	(41,921)	(47,850)
Financing activities:
Proceeds from exercise of stock options	131	10,027	17,089
Employee taxes paid on withholding shares	(42,367)	(14,200)	(7,731)
Proceeds from stock issued under Colleague Stock Purchase Plan	1,790	1,282	810
Repurchases of common stock for treasury	(239,866)	(213,125)	(261,966)
Borrowings under long-term debt obligations	1,007,450	9,873	1,896
Repayments under long-term debt obligations	(895,283)	(109,873)	(51,896)
Payment of debt issuance and extinguishment costs	(11,987)	—	—
Net cash used in financing activities	(180,132)	(316,016)	(301,798)
Net increase (decrease) in cash, cash equivalents and restricted cash	206,590	(20,038)	(53,873)
Cash, cash equivalents and restricted cash at beginning of period	201,164	221,202	275,075
Cash, cash equivalents and restricted cash at end of period	$407,754	$201,164	$221,202
Supplemental cash flow disclosure:
Interest paid	$44,841	$46,596	$57,842
Income taxes paid, net	$13,649	$32,777	$31,475
Non-cash investing and financing activities:
Accrued capital expenditures	$22,642	$9,226	$8,718
Accrued excise tax on share repurchases	$1,739	$1,630	$3,338

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2023	82,232	$822	$568,761	$2,403,750	$(2,227)	39,922	$(1,513,770)	$1,457,336
Net income				136,777				136,777
Stock-based compensation			25,947					25,947
Net activity from stock-based compensation awards	962	10	17,078			165	(7,731)	9,357
Proceeds from stock issued under Colleague Stock Purchase Plan			163	(18)		(20)	756	901
Repurchases of common stock for treasury						5,446	(261,183)	(261,183)
June 30, 2024	83,194	832	611,949	2,540,509	(2,227)	45,513	(1,781,928)	1,369,135
Net income				237,065				237,065
Stock-based compensation			41,590					41,590
Net activity from stock-based compensation awards	748	7	10,020			176	(14,200)	(4,173)
Proceeds from stock issued under Colleague Stock Purchase Plan			741			(17)	684	1,425
Repurchases of common stock for treasury						2,318	(211,417)	(211,417)
June 30, 2025	83,942	839	664,300	2,777,574	(2,227)	47,990	(2,006,861)	1,433,625
Net income				251,566				251,566
Stock-based compensation			41,216					41,216
Net activity from stock-based compensation awards	808	9	122			321	(42,367)	(42,236)
Proceeds from stock issued under Colleague Stock Purchase Plan			1,270			(16)	718	1,988
Repurchases of common stock for treasury						2,422	(239,974)	(239,974)
June 30, 2026	84,750	$848	$706,908	$3,029,140	$(2,227)	50,717	$(2,288,484)	$1,446,185

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations

In this Annual Report on Form 10-K, Covista Inc. (formerly known as Adtalem Global Education Inc.), together with its subsidiaries, is collectively referred to as “Covista,” “we,” “our,” “us,” or similar references. Covista reports on a fiscal year period ending on June 30.

Covista is America’s largest healthcare educator. Our schools consist of Chamberlain University (“Chamberlain”), Walden University (“Walden”), American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), and Ross University School of Veterinary Medicine (“RUSVM”). AUC, RUSM, and RUSVM are collectively referred to as the “medical and veterinary schools.” “Home Office” includes activities not allocated to a reportable segment. See Note 19 “Segment Information” for information on our reportable segments.

2. Summary of Significant Accounting Policies

For each accounting topic that is addressed in its own note, the description of the accounting policy may be found in the related note. Other significant accounting policies are described below.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Covista and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations. Unless indicated, or the context requires otherwise, references to years refer to Covista’s fiscal years. Certain items presented in tables may not sum due to rounding.

Business integration expense was $34.2 million for the year ended June 30, 2024. We did not incur business integration expense in the years ended June 30, 2025 and 2026. For the year ended June 30, 2024, we incurred costs associated with integrating Walden into Covista. In addition, we initiated transformation initiatives to accelerate growth and organizational agility and certain costs relating to the transformation were included in business integration expense in the Consolidated Statements of Income.

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

Restricted Cash

Restricted cash represents amounts received from federal and state governments under various student aid grant and loan programs and such restricted funds are held in separate bank accounts. Once the financial aid authorization and disbursement process for the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in Covista’s operations. This authorization and disbursement process that precedes the transfer of funds generally occurs within the period of the academic term for which such funds were authorized.

Restricted cash also includes an imprest cash balance used for Covista’s self-insured employee medical benefits program.

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

Curriculum Development Costs

Certain costs incurred to create course and educational material for a program offering are capitalized as curriculum development assets within other assets, net on the Consolidated Balance Sheets. Costs are capitalized for new programs or products, or the content being developed enhances, updates, or improves current programs, curriculum, or products, so long as the cost incurred extends the useful life of the existing curriculum and course content. Costs that are capitalized include payroll and payroll-related costs for employees who spend time producing content and external vendor costs related to the project. Covista begins capitalizing costs during the content development phase, which includes time to develop course materials based on the requirements defined in the planning phase. Curriculum development assets are amortized on a straight-line basis over the estimated useful life, which is generally three to five years, and amortization is included within cost of education services in the Consolidated Statements of Income.

Cloud Computing Implementation Costs

For cloud computing arrangements that are a service contract, we capitalize certain implementation costs incurred, including external costs and certain internal costs (including payroll and payroll-related costs of employees), during the development stage of implementing the cloud computing hosting arrangement. Capitalized costs related to cloud computing implementation costs are included within prepaid expenses and other current assets and other assets, net on the Consolidated Balance Sheets. We expense costs as incurred during the preliminary planning and post-implementation stages. Capitalized implementation costs are amortized on a straight-line basis over the contractual term of the cloud computing arrangement, which includes renewal options that are reasonably certain to be exercised, which is generally five years.

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

Treasury Stock

Shares that are repurchased by Covista under its share repurchase programs are recorded as treasury stock at cost and result in a reduction in shareholders’ equity. See Note 14 “Share Repurchases” for additional information.

From time to time, shares of our common stock are delivered back to Covista under a swap arrangement resulting from employees’ exercise of stock options pursuant to the terms of the Covista’s stock-based incentive plans (see Note 15 “Stock-Based Compensation”). In addition, shares of our common stock are delivered back to Covista for payment of withholding taxes from employees for vesting of stock-based compensation awards. These shares are recorded as treasury stock at cost and result in a reduction in shareholders’ equity.

Treasury shares are reissued at market value, less a 10% discount, to the Covista Colleague Stock Purchase Plan in exchange for employee payroll deductions. The 10% discount is considered compensatory and recorded as an expense in the Consolidated Statements of Income. When treasury shares are reissued, Covista uses an average cost method to reduce the treasury stock balance. Gains resulting from the difference between the average cost and the reissuance price, less the amount recorded as expense, are credited to additional paid-in capital. Losses resulting from the difference are recorded within additional paid-in capital to the extent that previous net gains from reissuance are included therein, otherwise such losses are recorded within retained earnings.

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

Income Taxes

Covista accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Covista also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Covista’s deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Covista measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which Covista expects to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. Covista reduces its net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions Covista has taken.

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

Advertising Costs

Advertising costs are expensed when incurred and totaled $267.1 million, $247.4 million, and $227.9 million for the years ended June 30, 2026, 2025, and 2024, respectively. Advertising costs are included in student services and administrative expense in the Consolidated Statements of Income.

Foreign Currency Translation

The financial position and results of operations of the AUC, RUSM, and RUSVM Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. Translation adjustments for foreign subsidiaries whose functional currencies were previously their respective currencies are suspended in accumulated other comprehensive loss with a balance of $2.2 million on the Consolidated Balance Sheets as of June 30, 2026 and 2025.

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

In December 2023, the FASB issued ASU No. 2023-09: “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance was issued to enhance the transparency and decision usefulness of income tax disclosures by requiring entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. We adopted this guidance prospectively in the fourth quarter of fiscal year 2026, which expanded our income tax footnote disclosures to provide additional information in the rate reconciliation and regarding income taxes paid. This guidance did not otherwise impact Covista’s Consolidated Financial Statements. See Note 7 “Income Taxes” for these disclosures.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our Consolidated Financial Statements or disclosures.

3. Discontinued Operations

On December 11, 2018, Covista sold DeVry University to Cogswell Education, LLC (“Cogswell”) for de minimis consideration. The purchase agreement includes an earn-out entitling Covista to payments of up to $20.0 million over a ten-year period payable based on DeVry University’s financial results. Covista received $0.5 million, $7.0 million, and $5.5 million during the second quarter of fiscal year 2026, 2025, and 2024, respectively, related to the earn-out. As of the second quarter of fiscal year 2026, we have received the full earn-out of $20.0 million.

We had a loss from discontinued operations of $15.8 million for the year ended June 30, 2026, income of $4.4 million for the year ended June 30, 2025, and a loss of $0.9 million for the year ended June 30, 2024. We continue to have activity associated with ongoing litigation and settlements related to divestitures, which is classified within discontinued operations.

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Year Ended June 30, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$750,212	$804,933	$390,047	$1,945,192
Other	—	—	8,893	8,893
Total	$750,212	$804,933	$398,940	$1,954,085

	Year Ended June 30, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$725,774	$693,430	$359,213	$1,778,417
Other	—	—	9,873	9,873
Total	$725,774	$693,430	$369,086	$1,788,290

	Year Ended June 30, 2024
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$633,522	$595,332	$342,389	$1,571,243
Other	—	—	13,409	13,409
Total	$633,522	$595,332	$355,798	$1,584,652

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

Deferred revenue within current liabilities is $259.1 million and $214.1 million as of June 30, 2026 and 2025, respectively, which includes $48.5 million and $38.1 million as of June 30, 2026 and 2025, respectively, related to contract liabilities associated with material rights. Deferred revenue within other noncurrent liabilities is $30.9 million and $25.0 million as of June 30, 2026 and 2025, respectively, and relates entirely to contract liabilities associated with material rights, which are expected to be earned over approximately the next four fiscal years. Revenue of $214.1 million and $185.3 million was recognized during fiscal year 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2026 and 2025.

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

5. Restructuring Expense

During the year ended June 30, 2026, Covista recorded restructuring expense primarily driven by workforce reductions and prior real estate consolidations at Covista’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring actions. During the year ended June 30, 2025, Covista recorded restructuring expense primarily driven by workforce reductions, costs to exit certain course offerings, and prior real estate consolidations at Covista’s home office. During the year ended June 30, 2024, Covista recorded restructuring expense primarily driven by prior real estate consolidations at Covista’s home office. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Restructuring expense by segment was as follows (in thousands):

	Year Ended June 30, 2026
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$98	$1,926	$2,024
Walden	—	715	715
Medical and Veterinary	120	735	855
Home Office	519	2,216	2,735
Total	$737	$5,592	$6,329

	Year Ended June 30, 2025
	Real Estate and Other	Termination Benefits	Total
Chamberlain	$974	$938	$1,912
Medical and Veterinary	215	239	454
Home Office	708	240	948
Total	$1,897	$1,417	$3,314

	Year Ended June 30, 2024
	Real Estate and Other	Termination Benefits	Total
Walden	$(776)	$—	$(776)
Medical and Veterinary	402	40	442
Home Office	2,204	—	2,204
Total	$1,830	$40	$1,870

The following table summarizes the separation and restructuring plan activity for the years ended June 30, 2025 and 2026, for which cash payments are required (in thousands):

Liability balance as of June 30, 2024	$—
Increase in liability (termination and other charges)	1,418
Reduction in liability (payments and adjustments)	(1,418)
Liability balance as of June 30, 2025	—
Increase in liability (termination and other charges)	5,592
Reduction in liability (payments and adjustments)	(4,068)
Liability balance as of June 30, 2026	$1,524

These liability balances are recorded within accrued liabilities on the Consolidated Balance Sheets.

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Year Ended June 30,
	2026	2025	2024
Interest and dividend income	$5,458	$8,216	$9,177
Investment gain	1,720	1,074	1,365
Other income, net	$7,178	$9,290	$10,542

Investment gain includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations (see Note 16 “Employee Benefit Plans” for additional information).

7. Income Taxes

Income from continuing operations before income taxes, classified by source of income, was as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Domestic	$254,316	$221,225	$89,752
Foreign	90,803	77,289	74,185
Total	$345,119	$298,514	$163,937

The components of the provision for income taxes were as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Current tax provision (benefit):
U.S. federal	$(3,621)	$40,742	$11,243
State and local	5,758	7,070	3,489
Foreign	7,255	(388)	419
Total current	9,392	47,424	15,151
Deferred tax provision:
U.S. federal	56,012	9,296	4,870
State and local	9,570	6,786	2,745
Foreign	2,770	2,331	3,458
Total deferred	68,352	18,413	11,073
Provision for income taxes	$77,744	$65,837	$26,224

Pursuant to ASU 2023-09, for the year ended June 30, 2026, the effective tax rate differs from the statutory tax rates as follows (in thousands):

	Year Ended June 30,
	2026
	Amount	Percent
Income tax at statutory rate	$72,475	21.0%
State and local income taxes, net of federal income tax effect(1)	11,745	3.4%
Foreign tax effects:
Barbados:
Statutory tax rate differential	(6,204)	(1.8)%
Local tax incentive rate differential	(4,408)	(1.3)%
Qualified domestic minimum top-up tax	7,449	2.2%
St Kitts:
Statutory tax rate differential	1,222	0.4%
Local tax incentive rate differential	(7,635)	(2.2)%
Other foreign jurisdictions	906	0.3%
Effect of cross-border tax laws	1,924	0.6%
Tax credits	(967)	(0.3)%
Changes in valuation allowances	258	0.1%
Nontaxable or nondeductible items:
Limitations on executive compensation	6,489	1.9%
Stock-based compensation	(3,775)	(1.1)%
Other	1,244	0.4%
Changes in unrecognized tax benefits	(4,247)	(1.2)%
Other adjustments	1,268	0.4%
Effective tax rate	$77,744	22.5%
(1)	For the year ended June 30, 2026, state and local taxes in Illinois, Florida, California, New Jersey, and Maryland made up the majority (greater than 50%) of the tax effect in this category.

Consistent with our presentation prior to the adoption of ASU 2023-09, for the years ended June 30, 2025 and 2024, the effective tax rate differs from the statutory tax rates as follows (in thousands):

	Year Ended June 30,

	2025		2024
	Amount	Percent	Amount	Percent
Income tax at statutory rate	$62,688	21.0%	$34,427	21.0%
Lower rates on foreign operations	(10,999)	(3.7)%	(11,419)	(7.0)%
State income taxes	10,263	3.4%	4,767	2.9%
Research and development tax credits	(1,908)	(0.6)%	(1,589)	(1.0)%
Change in valuation allowance	—	—%	(621)	(0.4)%
Permanent taxable items	(2,286)	(0.8)%	(904)	(0.6)%
Limitations on executive compensation	5,812	1.9%	2,987	1.8%
Foreign tax provisions under GILTI	6,110	2.0%	4,908	3.0%
Change in unrecognized tax benefits	(490)	(0.2)%	(6,849)	(4.2)%
Other	(3,353)	(1.1)%	517	0.3%
Effective tax rate	$65,837	22.1%	$26,224	16.0%

Our effective tax rate from continuing operations was 22.5%, 22.1%, and 16.0% for the years ended June 30, 2026, 2025, and 2024, respectively. The effective tax rate for the year ended June 30, 2026 increased compared to the year ended June 30, 2025 primarily due to taxes on foreign earnings net of U.S. foreign tax credits, partially offset by an increase in the percentage of earnings from operations in lower taxed jurisdictions. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to global intangible low-taxed income (“GILTI”), limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in valuation allowance, changes in unrecognized tax benefits, and tax benefits on stock-based compensation.

Income taxes paid, net of refunds, by jurisdiction were as follows (in thousands):

Year Ended June 30,
2026
U.S. Federal	$8,118
U.S. State	5,292
Foreign	239
Total	$13,649

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. The components of the deferred income tax assets and liabilities were as follows (in thousands):

	June 30,
	2026	2025
Employee benefits	$15,911	$16,428
Stock-based compensation	8,443	8,990
Receivable reserve	12,846	10,756
Capitalized research and experimental costs	—	17,738
Operating lease liabilities	57,926	50,201
Accrued and other liabilities	14,373	7,399
Loss and credit carryforwards, net	9,182	10,303
Less: valuation allowance	(258)	—
Gross deferred tax assets	118,423	121,815
Depreciation	(13,419)	(8,054)
Deferred taxes on unremitted foreign earnings	(386)	(307)
Capitalized research and experimental costs	(20,279)	—
Amortization of intangible assets	(97,518)	(72,487)
Operating lease assets	(45,639)	(39,867)
Prepaid expenses and other assets	(2,964)	—
Gross deferred tax liability	(180,205)	(120,715)
Net deferred tax (liability) asset	$(61,782)	$1,100

Tax net operating loss (tax effected), interest (tax effected), and credit carryforwards, were as follows (in thousands):

	June 30,	Years of Expiration
	2026	Beginning	Ending
U.S. credit carryforwards	$414	2027	2030
State net operating loss carryforwards	6,541	2029	2043
State interest expense carryforwards	149	no expiration
Foreign net operating loss carryforwards	1,820	2032	2033
Total loss and credit carryforwards, net	$8,924

As of June 30, 2026, Covista had $112.3 million of gross, post apportioned state net operating loss carryforwards, and $5.3 million of gross foreign net operating loss carryforwards in St. Maarten. As of June 30, 2025, Covista had $123.9 million of gross, post apportioned state net operating loss carryforwards, and $6.1 million of gross foreign net operating loss carryforwards in St. Maarten.

RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039 and RUSVM has an exemption in St. Kitts until 2038.

Covista does not assert that the accumulated undistributed earnings of its foreign subsidiaries are indefinitely reinvested in foreign jurisdictions. Accrued state income and foreign withholding taxes on such undistributed earnings were not material.

The changes in valuation allowances were as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Balance at beginning of period	$—	$—	$621
Charged to costs and expenses	258	—	—
Deductions	—	—	(621)
Balance at end of period	$258	$—	$—

Covista reviews the realizability of its deferred tax assets and related valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. A valuation allowance is established when, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance on our deferred tax assets was $0.3 million as of June 30, 2026 and relates to U.S. foreign tax credit carryforwards. We will continue to evaluate the need for valuation allowances and, as circumstances change, the valuation allowance may change.

The changes in unrecognized tax benefits were as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Balance at beginning of period	$6,850	$6,723	$13,128
Increases from positions taken during prior periods	321	235	953
Decreases from positions taken during prior periods	(1,097)	—	(1,248)
Increases from positions taken during the current period	407	656	554
Reductions due to lapse of statute	(3,788)	(764)	(6,664)
Balance at end of period	$2,693	$6,850	$6,723

As of June 30, 2026 and 2025, the total amount of gross unrecognized tax benefits for uncertain tax positions was $2.7 million and $6.9 million, respectively, which if recognized, would impact the effective tax rate. Covista classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2026 and 2025 was $0.3 million and $1.2 million, respectively. Interest and penalties recognized during the years ended June 30, 2026, 2025, and 2024 was a benefit of $1.0 million, nil, and expense of $0.4 million, respectively.

Covista files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions based on existing tax laws and incentives. Covista remains generally subject to examination in the U.S. for years beginning on or after July 1, 2022; in various states for years beginning on or after July 1, 2021; and in our significant foreign jurisdictions for years beginning on or after July 1, 2019.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which introduced substantial changes to U.S. tax provisions. The most relevant provisions to Covista for fiscal year 2026 include allowing accelerated tax deductions for qualified property and research and development expenditures. The impacts of OBBBA were not material to the income tax provision for the year ended June 30, 2026.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Year Ended June 30,
	2026	2025	2024
Numerator:
Net income (loss):
Continuing operations	$267,375	$232,677	$137,713
Discontinued operations	(15,809)	4,388	(936)
Net income	$251,566	$237,065	$136,777

Denominator:
Weighted-average basic shares outstanding	35,045	37,085	39,413
Effect of dilutive stock awards	670	1,249	894
Weighted-average diluted shares outstanding	35,715	38,334	40,307

Earnings (loss) per share:
Basic:
Continuing operations	$7.63	$6.27	$3.49
Discontinued operations	$(0.45)	$0.12	$(0.02)
Total basic earnings per share	$7.18	$6.39	$3.47
Diluted:
Continuing operations	$7.49	$6.07	$3.42
Discontinued operations	$(0.44)	$0.11	$(0.02)
Total diluted earnings per share	$7.04	$6.18	$3.39

Weighted-average antidilutive shares	1	23	115

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

The classification of our accounts and financing receivable balances was as follows (in thousands):

	June 30, 2026
	Gross	Allowance	Net
Accounts receivables, current	$225,869	$(59,018)	$166,851
Financing receivables, current	5,336	(2,626)	2,710
Accounts and financing receivables, current	$231,205	$(61,644)	$169,561

Financing receivables, current	$5,336	$(2,626)	$2,710
Financing receivables, noncurrent	28,710	(7,225)	21,485
Total financing receivables	$34,046	$(9,851)	$24,195

	June 30, 2025
	Gross	Allowance	Net
Accounts receivables, current	$189,874	$(46,441)	$143,433
Financing receivables, current	5,393	(2,637)	2,756
Accounts and financing receivables, current	$195,267	$(49,078)	$146,189

Financing receivables, current	$5,393	$(2,637)	$2,756
Financing receivables, noncurrent	33,116	(8,757)	24,359
Total financing receivables	$38,509	$(11,394)	$27,115

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

The credit quality analysis of financing receivables as of June 30, 2026 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2022	2023	2024	2025	2026	Total
1-30 days past due	$616	$85	$669	$66	$178	$675	$2,289
31-60 days past due	134	45	19	37	105	52	392
61-90 days past due	18	24	9	60	9	17	137
91-120 days past due	155	—	23	14	330	185	707
121-150 days past due	33	42	25	2	28	78	208
Greater than 150 days past due	2,976	723	1,047	1,553	1,380	376	8,055
Total past due	3,932	919	1,792	1,732	2,030	1,383	11,788
Current	6,114	1,414	2,031	3,712	3,923	5,064	22,258
Financing receivables, gross	$10,046	$2,333	$3,823	$5,444	$5,953	$6,447	$34,046
Gross write-offs	$1,154	$281	$1,446	$1,115	$169	$10	$4,175

The credit quality analysis of financing receivables as of June 30, 2025 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2021	2022	2023	2024	2025	Total
1-30 days past due	$319	$303	$116	$37	$1,099	$1,623	$3,497
31-60 days past due	67	122	42	68	377	378	1,054
61-90 days past due	21	28	—	255	27	72	403
91-120 days past due	30	—	—	11	42	17	100
121-150 days past due	44	10	—	45	52	103	254
Greater than 150 days past due	2,261	1,291	1,171	2,058	1,935	293	9,009
Total past due	2,742	1,754	1,329	2,474	3,532	2,486	14,317
Current	5,858	2,609	1,819	3,323	4,440	6,143	24,192
Financing receivables, gross	$8,600	$4,363	$3,148	$5,797	$7,972	$8,629	$38,509
Gross write-offs	$1,158	$642	$478	$1,014	$876	$13	$4,181

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

The following table provides a roll-forward of the allowance for credit losses (in thousands):

	Accounts	Financing	Total
June 30, 2023	$29,190	$11,468	$40,658
Write-offs	(54,897)	(3,261)	(58,158)
Recoveries	10,806	1,413	12,219
Provision for credit losses	50,237	2,938	53,175
June 30, 2024	35,336	12,558	47,894
Write-offs	(61,376)	(4,181)	(65,557)
Recoveries	11,184	1,077	12,261
Provision for credit losses	61,297	1,940	63,237
June 30, 2025	46,441	11,394	57,835
Write-offs	(66,846)	(4,175)	(71,021)
Recoveries	12,194	1,096	13,290
Provision for credit losses	67,229	1,536	68,765
June 30, 2026	$59,018	$9,851	$68,869

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		June 30,
	Useful Life	2026	2025
Land	-	$31,776	$31,776
Buildings and improvements	10 - 31 years	205,974	202,240
Leasehold improvements	Shorter of asset useful life or lease term	141,174	120,603
Furniture and equipment	3 - 8 years	120,410	104,708
Software	3 - 5 years	128,114	113,565
Construction in progress	-	58,161	24,983
Property and equipment, gross		685,609	597,875
Accumulated depreciation		(382,960)	(341,744)
Property and equipment, net		$302,649	$256,131

Depreciation expense was $43.9 million, $40.7 million, and $39.7 million for the years ended June 30, 2026, 2025, and 2024, respectively.

During the year ended June 30, 2024, management committed to a plan to sell a building located in Naperville, Illinois, and the building met criteria to be classified as assets held for sale. As a result, the building’s carrying value of $8.4 million was adjusted to its estimated fair value less cost to sell of $7.8 million, and the resulting $0.6 million charge was recognized within student services and administrative expense in the Consolidated Statements of Income for the year ended June 30, 2024. On June 25, 2025, Covista sold the building for $7.3 million, which resulted in an additional loss of $0.5 million that was recognized within student services and administrative expense in the Consolidated Statements of Income for the year ended June 30, 2025.

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

The components of lease cost were as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Operating lease cost	$49,727	$45,942	$44,365
Sublease income	(2,002)	(5,315)	(9,107)
Total lease cost	$47,725	$40,627	$35,258

Maturities of lease liabilities as of June 30, 2026 were as follows (in thousands):

Operating
Fiscal Year	Leases
2027	$50,440
2028	50,170
2029	43,683
2030	41,323
2031	35,628
Thereafter	189,388
Total lease payments	410,632
Less: lease incentives not yet received	(36,658)
Less: imputed interest	(131,329)
Present value of lease liabilities	$242,645

Lease term and discount rate were as follows:

June 30, 2026
Weighted-average remaining operating lease term (years)	8.9
Weighted-average operating lease discount rate	7.7%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Cash paid for amounts in the measurement of operating lease liabilities (net of sublease and lease incentive receipts)	$37,433	$35,975	$41,063
Operating lease assets obtained in exchange for operating lease liabilities	$41,116	$46,982	$34,719

12. Goodwill and Intangible Assets

Goodwill balances by reportable segment were as follows (in thousands):

	June 30,
	2026	2025
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Indefinite-lived intangible assets consisted of the following (in thousands):

	June 30,
	2026	2025
Title IV eligibility and accreditations	$611,100	$611,100
Trade name	141,760	141,760
Total	$752,860	$752,860

Amortizable intangible assets consisted of the following (in thousands):

	June 30, 2026		June 30, 2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Curriculum	$56,091	$(54,697)	$56,091	$(43,477)	5 Years
Total	$56,091	$(54,697)	$56,091	$(43,477)

Curriculum is a finite-lived intangible asset that is amortized on a straight-line basis. Student relationships was a finite-lived intangible asset that was amortized based on the estimated retention of the students and considered the revenue and cash flow associated with those existing students. Student relationships was fully amortized as of June 30, 2024. Amortization expense for finite-lived intangible assets was $11.2 million, $11.2 million, and $35.6 million for the years ended June 30, 2026, 2025, and 2024, respectively. Future amortization expense on finite-lived intangible assets, by reporting unit, is expected to be as follows (in thousands):

Fiscal Year	Walden
2027	$1,394
Total	$1,394

Indefinite-lived intangible assets related to trade names and Title IV eligibility and accreditations are not amortized, as there are no legal, regulatory, contractual, economic, or other factors that limit the useful life of these intangible assets to the reporting entity.

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. There were no triggering events in fiscal year 2026 and our annual testing date is May 31.

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

As of May 31, 2026, we elected to perform a qualitative assessment for all reporting units, except AUC. For the four reporting units where a qualitative assessment was performed we analyzed qualitative factors, including results of operations and business conditions, significant changes in cash flows of the reporting unit level or individual indefinite-lived intangible asset level, if applicable, as well as how much previously calculated fair values exceeded carrying values to determine if it is more likely than not that the goodwill or indefinite-lived intangible assets were impaired. Based on the qualitative assessment of the four reporting units, it was determined that it was more likely than not that the fair values of the reporting units or individual indefinite-lived intangible assets exceeded the respective carrying values.

As of May 31, 2026, we did not elect to perform a qualitative assessment for the AUC trade name and AUC Title IV eligibility and accreditation indefinite-lived intangible assets, and therefore performed a quantitative assessment of the respective fair values. In determining fair value of the AUC trade name indefinite-lived intangible asset, we used the relief-from-royalty method. The significant assumptions used in this valuation approach are the risk-adjusted discount rate of 11.7%, forecasted revenue, a terminal revenue growth rate of 3.0%, and a royalty rate of 5.5%. In determining the fair value of the AUC Title IV eligibility and accreditation indefinite-lived intangible asset, we used the with and without method in a discounted cash flow model. The significant assumptions used in this valuation approach are the risk-adjusted discount rate of 11.7%, forecasted revenue with and without the accreditations in place, and forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) with and without the accreditations in place. Based on these quantitative assessments, it was determined that the fair values of these indefinite-lived intangible assets in the AUC reporting unit exceeded their carrying values and therefore no impairment was identified.

As of May 31, 2026, we did not elect to perform a qualitative assessment for our AUC reporting unit and therefore performed a quantitative assessment of the reporting unit’s fair value. In determining fair value of the AUC reporting unit, we used the discounted cash flow method and the market comparable method. The significant assumptions used in the discounted cash flow method are the risk-adjusted discount rate of 11.7%, forecasted revenue and EBITDA, and a terminal growth rate of 3.0%. The significant assumptions used in the market comparable method include earnings multiples for comparable companies. Based on this quantitative assessment, it was determined that the fair value of the AUC reporting unit exceeded its carrying value and therefore no goodwill impairment was identified.

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

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	June 30,
	2026	2025
Term Loan B	$510,000	$153,333
Revolver	163,000	—
Senior Secured Notes due 2028	—	404,950
Total principal	673,000	558,283
Unamortized debt discount and issuance costs	(10,150)	(5,614)
Total long-term debt	662,850	552,669
Less current portion	(5,100)	—
Long-term debt	$657,750	$552,669

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2027	$5,100
2028	5,100
2029	5,100
2030	5,100
2031	168,100
Thereafter	484,500
Total	$673,000

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

Term Loan B

Prior to January 26, 2024, borrowings under the Term Loan B bore interest at a rate per annum equal to, at our option, the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 4.00% to 4.50%, subject to a SOFR floor of 0.75%, or an alternate base rate (“ABR”) plus an applicable margin ranging from 3.00% to 3.50% depending on Covista’s net first lien leverage ratio for such period.

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

We made Term Loan B prepayments of $396.7 million, $100.0 million, $50.0 million, $50.0 million, $100.0 million, and $50.0 million on March 11, 2022, September 22, 2022, November 22, 2022, January 26, 2024, January 17, 2025, and October 29, 2025, respectively, resulting in a principal amount of $103.3 million as of March 1, 2026. On March 2, 2026, we entered into Amendment No. 5 to Credit Agreement and Incremental Assumption Agreement (the “Term Loan B Amendment”) to incur new term loans under Term Loan B in an aggregate principal amount of $510.0 million with a maturity date of March 2, 2033. The Term Loan B Amendment was treated as a debt extinguishment of the previously outstanding $103.3 million principal amount of Term Loan B and the issuance of a new Term Loan B with an aggregate principal amount of $510.0 million. This resulted in a loss on debt extinguishment of $1.3 million within interest expense in the Consolidated Statements of Income for the year ended June 30, 2026 related to the write-off of unamortized debt discount and issuance costs associated with the previously outstanding $103.3 million principal amount of Term Loan B.

As of March 2, 2026, borrowings under the Term Loan B bear interest at a rate per annum equal to, at our option, SOFR plus 2.25%, subject to a SOFR floor of 0.75%, or an ABR plus 1.25%. The Term Loan B requires quarterly installment payments of $1.275 million beginning on September 30, 2026. As of June 30, 2026, the principal amount of the Term Loan B was $510.0 million and had an interest rate of 5.98%, which approximated the effective interest rate.

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

The Credit Agreement requires payment of a commitment fee equal to 0.25% of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. There were no borrowings or repayments under the Revolver during the years ended June 30, 2025 and 2024. For the year ended June 30, 2026, we had total borrowings of $500.0 million and repayments of $337.0 million under the Revolver, resulting in outstanding borrowings of $163.0 million as of June 30, 2026. As of June 30, 2026, the Revolver had $337.0 million of available capacity. On July 1, 2026, we repaid the outstanding borrowings of $163.0 million on the Revolver, which increased the available capacity to $500.0 million as of July 1, 2026.

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

On April 11, 2022, we repaid $373.3 million of Notes at a price equal to 100% of the principal amount of the Notes. During June 2022, we repurchased on the open market an additional $20.8 million of Notes at a price equal to approximately 90% of the principal amount and subsequently retired this debt. During the first quarter of fiscal year 2023, we repurchased on the open market an additional $0.9 million of Notes at a price equal to approximately 92% of the principal amount and subsequently retired this debt. On March 2, 2026, we repaid the remaining $405.0 million outstanding principal amount of the Notes at a redemption price equal to 100% of the principal amount. With this debt repayment, the Indenture was fully satisfied and discharged in accordance with its terms and Covista and the subsidiary guarantors party thereto have no further obligations under the Indenture. As a result, the debt repayment was treated as a debt extinguishment. This resulted in a loss on debt extinguishment of $2.6 million within interest expense in the Consolidated

Statements of Income for the year ended June 30, 2026 related to the write-off of unamortized debt issuance costs and certain third-party transaction costs.

Debt Discount and Issuance Costs

The $50.0 million Term Loan B prepayment on October 29, 2025 and the repayment of the remaining $103.3 million principal amount on the original Term Loan B on March 2, 2026 resulted in a loss on debt extinguishment of $1.9 million recorded within interest expense in the Consolidated Statements of Income for the year ended June 30, 2026 related to the write-off of unamortized debt discount and issuance costs. The new Term Loan B was issued on March 2, 2026 at a price of 99.5% of its principal amount of $510.0 million, resulting in an original issue discount of 0.5%. In connection with the issuance of the Term Loan B on March 2, 2026, we capitalized $10.7 million of new debt discount and issuance costs, which are presented as a direct deduction from the face amount of the debt and are amortized as interest expense over a seven-year period from the date of the Term Loan B Amendment.

The $405.0 million Notes repayment on March 2, 2026 resulted in a loss on debt extinguishment of $2.5 million recorded within interest expense in the Consolidated Statements of Income for the year ended June 30, 2026 related to the write-off of unamortized debt issuance costs.

The debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. In connection with the Revolver Amendment on August 6, 2025, we wrote off $0.3 million of previously capitalized debt issuance costs as a loss on debt extinguishment within interest expense in the Consolidated Statements of Income for the year ended June 30, 2026, and capitalized $3.8 million of new debt issuance costs. All newly capitalized debt issuance costs and unamortized debt issuance costs prior to the Revolver Amendment are amortized as interest expense over a five-year period from the date of the Revolver Amendment.

The following table summarizes the unamortized debt discount and issuance costs activity for the year ended June 30, 2026 (in thousands):

	Term Loan B	Notes	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2025	$2,356	$3,258	$2,299	$7,913
Amortization of debt discount and issuance costs	(924)	(792)	(1,204)	(2,920)
Debt discount and issuance costs write-off	(1,940)	(2,466)	(295)	(4,701)
Capitalized debt discount and issuance costs	10,658	—	3,770	14,428
Unamortized debt discount and issuance costs as of June 30, 2026	$10,150	$—	$4,570	$14,720

Interest Expense

Interest expense consisted of the following (in thousands):

	Year Ended June 30,
	2026	2025	2024
Term Loan B interest expense	$16,055	$22,272	$22,272
Notes interest expense	14,910	16,074	26,324
Revolver interest expense	466	—	—
Loss on debt extinguishment	4,810	1,738	1,113
Amortization of debt discount and issuance costs	2,920	4,247	4,550
Letters of credit fees	4,926	7,077	8,639
Other	1,348	910	761
Total	$45,435	$52,318	$63,659

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

With respect to the Revolver, the terms of the Credit Agreement require Covista to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) equal to or less than 3.25 to 1.00. Covista was in compliance with the Credit Agreement debt covenants as of June 30, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026, Covista had $202.6 million in surety-backed letters of credit outstanding in favor of the U.S. Department of Education (“ED”) with an expiration date of September 30, 2027. The letters of credit represent 10% of the consolidated Title IV funds Covista’s institutions received during fiscal year 2025.

As of June 30, 2026, Covista had $80.0 million of surety bonds to satisfy certain state regulatory requirements for licensure.

14. Share Repurchases

The Covista Board of Directors (the “Board”) has authorized several share repurchase programs. Most recently, on December 15, 2025, we announced that the Board authorized Covista’s sixteenth share repurchase program, which allows Covista to repurchase up to $750.0 million of its common stock through December 15, 2028. Covista made share repurchases under its share repurchase programs as follows (in thousands, except shares and per share data):

	Year Ended June 30,
	2026	2025	2024
Total number of share repurchases	2,421,920	2,317,937	5,446,113
Total cost of share repurchases	$238,188	$211,416	$261,183
Average price paid per share	$98.35	$91.21	$47.96

As of June 30, 2026, $661.8 million of authorized share repurchases remained under the sixteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Stock-Based Compensation

Covista’s current stock-based incentive plan is its Fourth Amended and Restated Incentive Plan of 2013, which is administered by the Compensation Committee of the Board. Under the plan, employees and Board members are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of June 30, 2026, 1,140,745 shares of common stock were available for future issuance under this plan.

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

Stock-based compensation expense, which is included in student services and administrative expense, and the related income tax benefit were as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Stock-based compensation	$41,216	$41,590	$25,947
Income tax benefit	(9,222)	(8,695)	(8,594)
Stock-based compensation, net of tax	$31,994	$32,895	$17,353

There was no capitalized stock-based compensation cost as of each of June 30, 2026 and 2025.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graded vesting from the grant date that expire ten years from the grant date. The following table summarizes stock option activity for the year ended June 30, 2026:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of June 30, 2025	275,238	$38.05
Exercised	(3,624)	35.83
Outstanding as of June 30, 2026	271,614	38.08	4.4	$23,515
Exercisable as of June 30, 2026	271,614	$38.08	4.4	$23,515

The fair value of stock options that vested during the years ended June 30, 2026, 2025, and 2024 was $0.6 million, $1.3 million, and $1.9 million, respectively. As of June 30, 2026, all outstanding stock options have vested and therefore there is no remaining unrecognized stock-based compensation expense related to unvested stock options. The total intrinsic value of stock options exercised for the years ended June 30, 2026, 2025, and 2024 was $0.4 million, $10.6 million, and $10.0 million, respectively. The tax benefit from options exercised for the years ended June 30, 2026, 2025, and 2024 was $0.1 million, $0.3 million, and $2.5 million, respectively.

RSUs

We grant RSUs generally with a three-year graded vesting from the grant date. We also grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the year ended June 30, 2026:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of June 30, 2025	529,969	$59.41
Granted	161,423	97.73
Vested	(317,515)	51.97
Forfeited	(38,868)	79.93
Unvested as of June 30, 2026	335,009	$82.55

The weighted-average grant date fair value per share of RSUs granted in the years ended June 30, 2026, 2025, and 2024 was $97.73, $89.65, and $44.24 respectively. The grant date fair value of RSUs that vested during the years ended June 30, 2026, 2025, and 2024 was $16.5 million, $15.9 million, and $13.0 million, respectively. As of June 30, 2026, $12.7 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 1.7 years.

PSUs

We grant PSUs with an approximate three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the year ended June 30, 2026:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of June 30, 2025	614,000	$57.20
Incremental PSUs granted based on achievement of metrics	196,416	42.03
Granted	255,252	96.86
Vested	(487,721)	41.83
Forfeited	(49,773)	68.84
Unvested as of June 30, 2026	528,174	$83.83

The weighted-average grant date fair value per share of PSUs granted in the years ended June 30, 2026, 2025, and 2024 was $96.86, $89.74, and $50.02, respectively. The grant date fair value of PSUs that vested during the years ended June 30, 2026, 2025, and 2024 was $20.4 million, $2.8 million, and $4.1 million, respectively. As of June 30, 2026, $21.8 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 1.0 years.

16. Employee Benefit Plans

401(k) Retirement Plan

All U.S. employees who meet certain eligibility requirements can participate in Covista’s 401(k) Retirement Plan. Covista makes a matching employer contribution into the 401(k) Retirement Plan of 100% up to the first 6% of the participant’s eligible compensation. Expense for the matching employer contributions under the plan was $25.2 million, $21.9 million, and $19.7 million for the years ended June 30, 2026, 2025, and 2024, respectively.

Colleague Stock Purchase Plan

Under provisions of Covista’s current Colleague Stock Purchase Plan, any eligible employee may authorize Covista to withhold up to $25,000 of annual wages to purchase common stock of Covista. Covista implemented a new Colleague Stock Purchase Plan approved by stockholders at Covista’s annual meeting of stockholders held on November 6, 2019 which allows for the issuance of 500,000 shares. Employees can purchase Covista’s common stock at 90% of the prevailing market price on the purchase date. Covista pays all brokerage commissions and administrative fees associated with the plan. These expenses were not material for the years ended June 30, 2026, 2025, and 2024. Total shares issued under the plans were 16,425, 17,148, and 19,666 for the years ended June 30, 2026, 2025, and 2024, respectively. These plans are intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Covista reissues treasury shares to satisfy employee share purchases under this plan.

Nonqualified Deferred Compensation Plan

Covista has a nonqualified deferred compensation (“NDCP”) plan for highly compensated employees and its Board members. The plan allows participants to make tax-deferred contributions that cannot be made under the 401(k) Retirement Plan because of Internal Revenue Service limitations. The plan permits the deferral of up to 50% of a participant’s salary and up to 100% of a participant’s bonus or board fee. Covista matches up to 6% of the total eligible compensation of participants who make contributions under the plan. Amounts contributed and deferred under the plan are credited or charged with the performance of investment options offered under the plan as elected by the participants. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Total liabilities under the NDCP plan included in accrued liabilities on the Consolidated Balance Sheets as of June 30, 2026 and 2025 were $15.7 million and $13.5 million, respectively. The increase or decrease in the fair value of the liabilities under the NDCP plan is included in student services and administrative expense in the Consolidated Statements of Income.

We have elected to fund our NDCP plan obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are placed in investments whose performance is generally consistent with the investments chosen by participants under their NDCP plan accounts, which are designated as trading securities and carried at fair value. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2026 and 2025 was $15.6 million and $12.8 million, respectively. We record trading gains and losses in other income, net in the Consolidated Statements of Income.

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

Covista maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under our nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of June 30, 2026 and 2025 was $15.6 million and $12.8 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates their fair value, is included in accounts and financing receivables, net and other assets, net on the Consolidated Balance Sheets as of June 30, 2026 and 2025 of $24.2 million and $27.1 million, respectively, and is classified as Level 2. See Note 9 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Covista has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participant’s “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of June 30, 2026 and 2025 were $15.7 million and $13.5 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because its inputs are derived principally from observable market data by correlation to the hypothetical portfolio of investments.

As of June 30, 2026 and 2025, the principal amount of our Term Loan B was $510.0 million and $153.3 million, respectively, with a fair value as of those dates of $512.9 million and $153.8 million, respectively. The valuation of the Term Loan B was based upon quoted market prices in a non-active market and is classified as Level 2. As of June 30,

2025, the principal amount of our Notes was $405.0 million, with a fair value of $402.8 million. The valuation of the Notes was based upon quoted market prices and is classified as Level 1. See Note 13 “Debt” for additional information on our Term Loan B and Notes.

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

Covista has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a nonrecurring basis include goodwill, intangible assets, and assets of businesses where the long-term value of the operations are deemed to be impaired. Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2026. See Note 12 “Goodwill and Intangible Assets” for additional information on the impairment review, including valuation techniques and assumptions.

18. Commitments and Contingencies

Covista is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. Descriptions of certain matters from prior SEC filings may not be carried forward in this report to the extent we believe such matters no longer are required to be disclosed or there has not been, to our knowledge, significant activity relating to them. As of June 30, 2026, we adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Covista’s business, financial condition, or results of operations, cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

As previously disclosed, pursuant to the terms of the Stock Purchase Agreement by and between Covista and Cogswell, dated as of December 4, 2017, as amended, Covista sold DeVry University to Cogswell and Covista agreed to indemnify DeVry University for certain losses up to $340.0 million (the “Liability Cap”). Covista has previously disclosed DeVry University related matters that have consumed a portion of the Liability Cap.

In late January 2024 and early February 2024, ED sent notices to Chamberlain, RUSM, RUSVM, and Walden that it had received Borrower Defense to Repayment (“BDR”) applications filed by students between June 23, 2022 and November 15, 2022, which ED subsequently sent to each institution for awareness and optional response. Without a similar notice, in June 2025, AUC also received BDR claims that had been filed during the same 2022 timeframe. Each application seeks forgiveness of federal student loans made to these students. In the notices received, ED indicated that: (1) the notification was occurring prior to any substantive review of the application as well as its adjudication; (2) it would send the applications to each institution in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by ED. ED has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions ED chooses to initiate will have their own notification and response processes, which include an opportunity to provide additional evidence by the applicable institution. ED has indicated that an institution will learn of ED’s determination to forgive student loans only if it approves a BDR application and ED seeks recoupment. As of June 30, 2026, AUC, Chamberlain, RUSM, RUSVM, and Walden respectively have received 390, 3,224, 1,958, 2,020, and 9,031 BDR claims. Each institution has responded or will respond to all applications received; they believe that none properly stated an eligible claim for loan forgiveness. To date, none of Covista’s institutions have received an ED notice of BDR application approvals or recoupment intent.

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

Medical and Veterinary – This segment includes the operations of AUC, RUSM, and RUSVM, collectively referred to as the “medical and veterinary schools,” which offer degree and certificate programs in the medical and veterinary postsecondary education industry.

These segments are consistent with the method by which Covista’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources. Covista’s CODM is our Chief Executive Officer. Our measure of segment profitability utilized by our CODM is adjusted operating income. Our CODM uses this measure to assess the operating results and performance of our segments, perform analytical comparisons to budget, and allocate resources to each segment during monthly operating reviews and annual budget process. Adjusted operating income excludes Home Office expense, restructuring expense, business integration expense, amortization of acquired intangible assets, litigation reserve, asset impairments, strategic advisory costs, loss on assets held for sale, and debt modification costs because these are not associated with the ongoing operations of the segments. “Home Office” includes activities not allocated to a reportable segment and is included to reconcile segment results to the Consolidated Financial Statements. Total assets by segment are not presented as our CODM does not review or allocate resources based on segment assets. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Summary financial information by reportable segment is as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Revenue:
Chamberlain	$750,212	$725,774	$633,522
Walden	804,933	693,430	595,332
Medical and Veterinary	398,940	369,086	355,798
Consolidated	$1,954,085	$1,788,290	$1,584,652
Cost of educational services:
Chamberlain	$345,263	$321,769	$277,215
Walden	270,957	240,084	221,110
Medical and Veterinary	217,440	209,577	200,223
Other segment expenses(1):
Chamberlain	$261,307	$250,638	$218,507
Walden	294,253	269,765	243,675
Medical and Veterinary	101,535	90,257	84,068
Adjusted operating income:
Chamberlain	$143,642	$153,367	$137,800
Walden	239,723	183,581	130,547
Medical and Veterinary	79,965	69,252	71,507
Total segment adjusted operating income	463,330	406,200	339,854
Reconciliation to Consolidated Financial Statements:
Home Office expense	(43,843)	(36,030)	(31,076)
Restructuring expense	(6,329)	(3,314)	(1,870)
Business integration expense	—	—	(34,215)
Amortization of acquired intangible assets	(11,220)	(11,220)	(35,644)
Litigation reserve	—	5,550	(18,500)
Asset impairments	—	(6,442)	—
Strategic advisory costs	(18,562)	(12,000)	—
Loss on assets held for sale	—	(490)	(647)
Debt modification costs	—	(712)	(848)
Consolidated operating income	383,376	341,542	217,054
Interest expense	(45,435)	(52,318)	(63,659)
Other income, net	7,178	9,290	10,542
Consolidated income from continuing operations before income taxes	$345,119	$298,514	$163,937
Depreciation:
Chamberlain	$23,073	$21,687	$18,752
Walden	8,103	7,421	7,389
Medical and Veterinary	12,016	10,853	11,983
Home Office	658	741	1,552
Consolidated	$43,850	$40,702	$39,676
Amortization of acquired intangible assets:
Walden	$11,220	$11,220	$35,644
Consolidated	$11,220	$11,220	$35,644

(1)	Other segment expenses for each reportable segment include student services and administrative related expenses.

Covista conducts its educational operations in the U.S., Barbados, St. Kitts, St. Maarten, and the U.K. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Revenue by geographic area:
Domestic operations	$1,555,145	$1,419,204	$1,228,854
Barbados, St. Kitts, St. Maarten, and the U.K.	398,940	369,086	355,798
Consolidated	$1,954,085	$1,788,290	$1,584,652

	June 30,
	2026	2025
Long-lived assets by geographic area:
Domestic operations	$374,707	$308,190
Barbados, St. Kitts, St. Maarten, and the U.K.	132,306	139,135
Consolidated	$507,013	$447,325

No one customer accounted for more than 10% of Covista’s consolidated revenue for all periods presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Covista’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Covista’s disclosure controls and procedures were effective as of June 30, 2026.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Covista prepared and is responsible for the consolidated financial statements and all related financial information contained in this report. This responsibility includes establishing and maintaining adequate internal control over financial reporting, as defined by Rules 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management regularly monitors our internal controls over financial reporting, and actions are taken to correct any deficiencies as they are identified.

As of June 30, 2026, Covista’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 report Internal Control — Integrated Framework. Based upon this assessment, Covista’s management concluded that as of June 30, 2026, Covista’s internal control over financial reporting was effective.

 The effectiveness of Covista’s internal control over financial reporting as of June 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8. “Financial Statements and Supplementary Data” of this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of fiscal year 2026 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

(a)	None.
(b)	On June 8, 2026, Mr. Michael Betz, Covista’s Chief Growth and Innovation Officer and President of Walden University, entered in a Rule 10b5-1 Trading Arrangement (a “10b5-1 Plan”). Mr. Betz’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Sales pursuant to the 10b5-1 Plan will begin no earlier than September 8, 2026. The 10b5-1 Plan end date is December 1, 2026. The 10b5-1 Plan governs Mr. Betz’s sale of 12,600 shares of Covista common stock. After such sales, Mr. Betz will continue to satisfy the stock ownership requirements for our executive officers. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Information Regarding Directors and Executive Officers. The information required by this Item 10 relating to directors and nominees for election to the Board is incorporated by reference from information under the section “Election of Directors” in the Proxy Statement. The information required by this Item 10 with respect to our executive officers is set forth in “Information About Our Executive Officers” at the end of Part I of this Annual Report on Form 10-K.
(b)	Compliance with Section 16(a) of the Exchange Act. If applicable, the information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act will be contained in the Proxy Statement under the caption “Delinquent Section 16(a) Reports,” which is incorporated by reference to the Proxy Statement.
(c)	Code of Business Conduct and Ethics. In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, Covista has a Code of Conduct and Ethics, which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer), and all other employees. The full text of the Code is available on Covista’s website. Covista intends to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on its website.
(d)	Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.
(e)	Audit Committee Information. The information required by this Item 10 relating to Covista’s audit and finance committee financial experts and identification of Covista’s audit committee is incorporated by reference from information under the section “Board Structure and Operations” in the Proxy Statement.
(f)	Insider Trading Policy. The information required by this Item 10 relating to insider trading policies and procedures is incorporated by reference from information under the section “Prohibition on Hedging and Pledging” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from information contained under the sections “Election of Directors,” “Say-on-Pay: Advisory Vote to Approve the Compensation of Our Named Executive Officers,” and “Executive Compensation Tables” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from information contained under the sections “Voting Securities and Principal Holders” and “Executive Compensation Tables – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from information contained under the sections “Certain Relationships and Related Person Transactions” and “Director Independence” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from information contained under the sections “Audit Fees and Other Fees” and “Pre-Approval Policies” in the Proxy Statement.

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

3.	Exhibits
Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Stock Purchase Agreement, by and between the Registrant and Cogswell Education, LLC, dated December 4, 2017 (the “Cogswell Agreement”)		Exhibit 2.1 to the Registrant’s Form 8-K dated December 4, 2017
2.2	Amendment No. 1 to the Cogswell Agreement, dated August 2, 2018		Exhibit 2.1 to the Registrant’s Form 8-K dated August 3, 2018
2.3	Amendment No. 2 to the Cogswell Agreement dated as of December 11, 2018		Exhibit 2.3 to the Registrant’s Form 8-K dated December 12, 2018
2.4	Amendment No. 3 to the Cogswell Agreement, dated as of December 11, 2018		Exhibit 2.4 to the Registrant’s Form 8-K dated December 12, 2018
2.5	Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of September 11, 2020		Exhibit 2.1 to the Registrant’s Form 8-K dated September 16, 2020

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
2.6	Waiver and Amendment to Membership Interest Purchase Agreement by and between the Registrant and Laureate Education, Inc., dated as of July 21, 2021		Exhibit 2.1 to the Registrant’s Form 8-K dated July 27, 2021
3	Articles of incorporation
3.1	Restated Certificate of Incorporation of the Registrant, dated as of February 5, 2026		Exhibit 3.2 to the Registrant’s Form 8-K dated February 5, 2026
3.2	Amended and Restated By-Laws of the Registrant, as amended as of February 5, 2026		Exhibit 3.3 to the Registrant’s Form 8-K dated February 5, 2026
4	Instruments defining the rights of securities holders, including indentures
4.1	Description of Registrant’s Securities	X
10	Material contracts
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

Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2026
10.2*	Registrant’s Fourth Amended and Restated Incentive Plan of 2013		Exhibit 10(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 2022
10.3*	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 4.3 to the Registrant’s Form S-8 dated August 27, 2014
10.4*	Registrant’s Retirement Plan		Exhibit 10(d) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.5*	Amendment One to the Registrant’s Retirement Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.6*	Amendment Two to the Registrant’s Retirement Plan		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.7*	Amendment Three to the Registrant’s Retirement Plan		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2022
10.8*	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010
10.9*	Form of Restricted Stock Unit Award Agreement for Directors		Exhibit 10(d) to the Registrant’s Form 10-Q for the quarter ended September 30, 2021
10.10*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2025)		Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2024
10.11*	Form of Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2025)		Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2024

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
10.12*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2025)		Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 2024
10.13*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2025)		Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 31, 2024
10.14*	Form of Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2026)		Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2025
10.15*	Form of Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2026)		Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2025
10.16*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (for awards granted in fiscal year 2026)		Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 2025
10.17*	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (for awards granted in fiscal year 2026)		Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 31, 2025
10.18*	Executive Employment Agreement effective September 8, 2021, between the Registrant and Stephen W. Beard		Exhibit 10.1 to the Registrant’s Form 8-K dated August 6, 2021
10.19*	Executive Employment Agreement effective October 18, 2021, between the Registrant and Robert J. Phelan		Exhibit 10.1 to the Registrant’s Form 8-K dated November 15, 2021
10.20*	Executive Employment Agreement effective June 14, 2021, between the Registrant and Douglas G. Beck		Exhibit 10(gg) to the Registrant’s Form 10-K for the year ended June 30, 2021
10.21*	Executive Employment Agreement effective May 17, 2022, between the Registrant and Michael Betz		Exhibit 10.43 to the Registrant’s Form 10-K for the year ended June 30, 2024
10.22*	Executive Employment Agreement effective April 1, 2024, between the Registrant and Scott Liles		Exhibit 10.35 to the Registrant’s Form 10-K for the year ended June 30, 2025
19	Insider trading policies and procedures
19.1	Insider Trading Policy		Exhibit 19.1 to the Registrant’s Form 10-K for the year ended June 30, 2024
19.2	Insider Sales and Ownership Policy Addendum		Exhibit 19.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2025
21	Subsidiaries of the registrant
21.1	Subsidiaries of the Registrant	X
23	Consents of experts and counsel
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference to:
32	Section 1350 Certifications
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Incentive Compensation Recovery Policy		Exhibit 97.1 to the Registrant’s Form 10-K for the year ended June 30, 2024
101	Interactive Data File
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Designates management contracts and compensatory plans or arrangements.

** Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Covista Inc.

Date: August 6, 2026	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen W. Beard	Chairman and Chief Executive Officer	August 6, 2026
Stephen W. Beard	(Principal Executive Officer)

/s/ Robert J. Phelan	Senior Vice President and Chief Financial Officer	August 6, 2026
Robert J. Phelan	(Principal Financial Officer)

/s/ Manjunath Gangadharan	Vice President and Chief Accounting Officer	August 6, 2026
Manjunath Gangadharan	(Principal Accounting Officer)

/s/ Michael W. Malafronte	Lead Independent Director	August 6, 2026
Michael W. Malafronte

/s/ William W. Burke	Director	August 6, 2026
William W. Burke

/s/ Donna J. Hrinak	Director	August 6, 2026
Donna J. Hrinak

/s/ Georgette Kiser	Director	August 6, 2026
Georgette Kiser

/s/ William Krehbiel	Director	August 6, 2026
William Krehbiel

/s/ Sharon O’Keefe	Director	August 6, 2026
Sharon O’Keefe

/s/ Kenneth J. Phelan	Director	August 6, 2026
Kenneth J. Phelan

/s/ Betty Vandenbosch	Director	August 6, 2026
Betty Vandenbosch

/s/ Lisa W. Wardell	Director	August 6, 2026
Lisa W. Wardell