Form 10-Q
period 2026-09-30
Covista Inc.
filed 2026-10-29
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 23, 2026, there were 33,255,241 shares of the registrant’s common stock, $0.01 par value per share outstanding.

Covista Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Covista Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value)

	September 30,	June 30,
	2026	2026
Assets:
Current assets:
Cash and cash equivalents	$222,223	$406,316
Restricted cash	2,336	1,438
Accounts and financing receivables, net	241,469	169,561
Prepaid expenses and other current assets	86,542	75,126
Total current assets	552,570	652,441
Noncurrent assets:
Property and equipment, net	324,706	302,649
Operating lease assets	197,511	204,364
Intangible assets, net	752,860	754,254
Goodwill	961,262	961,262
Other assets, net	139,364	137,738
Total noncurrent assets	2,375,703	2,360,267
Total assets	$2,928,273	$3,012,708
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$96,383	$124,763
Accrued payroll and benefits	57,720	78,669
Accrued liabilities	126,214	94,364
Deferred revenue	365,096	259,125
Current operating lease liabilities	33,984	34,799
Current portion of long-term debt	5,100	5,100
Total current liabilities	684,497	596,820
Noncurrent liabilities:
Long-term debt	495,131	657,750
Long-term operating lease liabilities	219,374	207,846
Deferred income taxes	69,320	61,782
Other liabilities	38,308	42,325
Total noncurrent liabilities	822,133	969,703
Total liabilities	1,506,630	1,566,523
Commitments and contingencies
Shareholders' equity:
Common stock, $0.01 par value per share, 200,000 shares authorized; 33,569 and 34,033 shares outstanding as of September 30, 2026 and June 30, 2026, respectively	851	848
Additional paid-in capital	715,487	706,908
Retained earnings	3,096,567	3,029,140
Accumulated other comprehensive loss	(2,227)	(2,227)
Treasury stock, at cost, 51,493 and 50,717 shares as of September 30, 2026 and June 30, 2026, respectively	(2,389,035)	(2,288,484)
Total shareholders' equity	1,421,643	1,446,185
Total liabilities and shareholders' equity	$2,928,273	$3,012,708

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2026	2025
Revenue	$511,534	$462,288
Operating cost and expense:
Cost of educational services	220,759	200,767
Student services and administrative expense	192,585	175,734
Restructuring expense	163	310
Total operating cost and expense	413,507	376,811
Operating income	98,027	85,477
Interest expense	(9,944)	(11,090)
Other income, net	1,416	2,486
Income from continuing operations before income taxes	89,499	76,873
Provision for income taxes	(18,017)	(15,811)
Income from continuing operations	71,482	61,062
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(5,420)	747
Benefit from income taxes	1,365	23
(Loss) income from discontinued operations	(4,055)	770
Net income and comprehensive income	$67,427	$61,832

Earnings (loss) per share:
Basic:
Continuing operations	$2.11	$1.69
Discontinued operations	$(0.12)	$0.02
Total basic earnings per share	$1.99	$1.71
Diluted:
Continuing operations	$2.07	$1.65
Discontinued operations	$(0.12)	$0.02
Total diluted earnings per share	$1.95	$1.67

Weighted-average shares outstanding:
Basic shares	33,951	36,111
Diluted shares	34,573	37,057

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2026	2025
Operating activities:
Net income	$67,427	$61,832
Loss (income) from discontinued operations	4,055	(770)
Income from continuing operations	71,482	61,062
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,181	8,293
Amortization of operating lease assets	7,018	7,216
Depreciation	10,862	10,296
Amortization of acquired intangible assets	1,394	2,805
Amortization and write-off of debt discount and issuance costs	660	1,145
Provision for credit losses	22,402	14,883
Deferred income taxes	8,798	54,413
Loss on disposals and impairments of property and equipment	—	2
Loss (gain) on investments	218	(680)
Changes in assets and liabilities:
Accounts and financing receivables	(94,219)	(62,690)
Prepaid expenses and other current assets	(10,788)	(29,841)
Cloud computing implementation assets	(3,292)	(4,812)
Accounts payable	(13,536)	1,378
Accrued payroll and benefits	(20,886)	(24,359)
Accrued liabilities	13,025	(12,287)
Deferred revenue	107,928	109,082
Operating lease liabilities	10,548	(4,317)
Other assets and liabilities	(5,524)	(960)
Net cash provided by operating activities-continuing operations	114,271	130,629
Net cash used in operating activities-discontinued operations	(233)	(80)
Net cash provided by operating activities	114,038	130,549
Investing activities:
Capital expenditures	(37,592)	(16,023)
Proceeds from sales of marketable securities	—	100
Purchases of marketable securities	—	(100)
Net cash used in investing activities	(37,592)	(16,023)
Financing activities:
Proceeds from exercise of stock options	—	131
Employee taxes paid on withholding shares	(16,203)	(39,119)
Proceeds from stock issued under Colleague Stock Purchase Plan	564	411
Repurchases of common stock for treasury	(81,002)	(7,595)
Repayments under long-term debt obligations	(163,000)	—
Payment of debt issuance costs	—	(3,333)
Net cash used in financing activities	(259,641)	(49,505)
Net (decrease) increase in cash, cash equivalents and restricted cash	(183,195)	65,021
Cash, cash equivalents and restricted cash at beginning of period	407,754	201,164
Cash, cash equivalents and restricted cash at end of period	$224,559	$266,185
Non-cash investing and financing activities:
Accrued capital expenditures	$17,969	$4,727
Accrued liability for repurchases of common stock	$3,000	$—
Accrued excise tax on share repurchases	$2,310	$1,630
Accrued debt issuance costs	$—	$437

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
June 30, 2025	83,942	$839	$664,300	$2,777,574	$(2,227)	47,990	$(2,006,861)	$1,433,625
Net income				61,832				61,832
Stock-based compensation			8,293					8,293
Net activity from stock-based compensation awards	715	8	123			290	(39,119)	(38,988)
Proceeds from stock issued under Colleague Stock Purchase Plan			306			(4)	151	457
Repurchases of common stock for treasury						57	(7,595)	(7,595)
September 30, 2025	84,657	$847	$673,022	$2,839,406	$(2,227)	48,333	$(2,053,424)	$1,457,624

June 30, 2026	84,750	$848	$706,908	$3,029,140	$(2,227)	50,717	$(2,288,484)	$1,446,185
Net income				67,427				67,427
Stock-based compensation			8,181					8,181
Net activity from stock-based compensation awards	312	3	(3)			123	(16,203)	(16,203)
Proceeds from stock issued under Colleague Stock Purchase Plan			401			(5)	227	628
Repurchases of common stock for treasury						658	(84,575)	(84,575)
September 30, 2026	85,062	$851	$715,487	$3,096,567	$(2,227)	51,493	$(2,389,035)	$1,421,643

See accompanying Notes to Consolidated Financial Statements.

Covista Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations

In this Quarterly Report on Form 10-Q, Covista Inc., together with its subsidiaries, is collectively referred to as “Covista,” “we,” “our,” “us,” or similar references. Covista reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended September 30, 2026 is for our first quarter of fiscal year 2027.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Form 10-K”). We have prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. We use the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations. Unless indicated, or the context requires otherwise, references to years refer to Covista’s fiscal years. Certain items presented in tables may not sum due to rounding. These consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto included in our 2026 Form 10-K.

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

In July 2025, the FASB issued ASU No. 2025-05: “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The guidance was issued to provide a practical expedient to measure credit losses on current accounts receivable and current contract assets. The guidance is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. The guidance was effective for Covista on July 1, 2026 and we did not elect the practical expedient. Therefore, the guidance did not have an impact on Covista’s Consolidated Financial Statements or disclosures.

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

In December 2025, the FASB issued ASU No. 2025-11: “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The guidance was issued to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The guidance also provides additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective on a prospective or retrospective basis for financial statements issued for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption of the guidance is permitted. We do not expect the guidance will have a material impact on Covista’s Consolidated Financial Statements or disclosures.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our Consolidated Financial Statements or disclosures.

3. Discontinued Operations

We continue to have activity associated with ongoing litigation and settlements related to prior divestitures, which is classified within discontinued operations. We had a loss from discontinued operations of $4.1 million for the three months ended September 30, 2026 and income of $0.8 million for the three months ended September 30, 2025.

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers (students), in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following tables disaggregate revenue by source (in thousands):

	Three Months Ended September 30, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$192,400	$216,673	$99,787	$508,860
Other	—	—	2,674	2,674
Total	$192,400	$216,673	$102,461	$511,534

	Three Months Ended September 30, 2025
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Tuition and fees	$179,201	$189,960	$90,937	$460,098
Other	—	—	2,190	2,190
Total	$179,201	$189,960	$93,127	$462,288

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

Contract Balances

Students are billed at the beginning of each academic term and payment is due at that time. Covista’s performance obligation is to provide educational services in the form of instruction during the academic term and to provide for any scholarships or discounts that are deemed a material right under ASC 606. As instruction is provided or the deferred value of material rights is recognized, deferred revenue is reduced. A significant portion of student payments are from Title IV financial aid and other programs and are generally received during the first month of the respective academic term. For students utilizing Covista’s credit extension programs (see Note 9 “Accounts and Financing Receivables”), payments are generally received after the academic term, and the corresponding performance obligation, is complete. When payments are received, accounts and financing receivables are reduced.

Deferred revenue within current liabilities is $365.1 million and $259.1 million as of September 30, 2026 and June 30, 2026, respectively, which includes $51.8 million and $48.5 million as of September 30, 2026 and June 30, 2026, respectively, related to contract liabilities associated with material rights. Deferred revenue within other noncurrent liabilities is $32.9 million and $30.9 million as of September 30, 2026 and June 30, 2026, respectively, and relates entirely to contract liabilities associated with material rights, which are expected to be earned over approximately the next four fiscal years. Revenue of $221.3 million and $181.0 million was recognized during the three months ended September 30, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2027 and 2026.

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

5. Restructuring Expense

During the three months ended September 30, 2026 and 2025, Covista recorded restructuring expense primarily driven by prior real estate consolidations at Covista’s home office. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring actions. When estimating costs of exiting lease space, estimates are made which could differ materially from actual results and may result in additional restructuring charges or reversals in future periods. Termination benefit charges represent severance pay and benefits for employees impacted by workforce reductions. Restructuring expense was as follows (in thousands):

	Three Months Ended September 30, 2026
	Real Estate and Other	Termination Benefits	Total
Home Office	$100	$63	$163
Total	$100	$63	$163

	Three Months Ended September 30, 2025
	Real Estate and Other	Termination Benefits	Total
Medical and Veterinary	$44	$—	$44
Home Office	145	121	266
Total	$189	$121	$310

The following table summarizes the separation and restructuring plan activity for fiscal years 2026 and 2027, for which cash payments are required (in thousands):

Liability balance as of June 30, 2025	$—
Increase in liability (termination and other charges)	5,592
Reduction in liability (payments and adjustments)	(4,068)
Liability balance as of June 30, 2026	1,524
Increase in liability (termination and other charges)	63
Reduction in liability (payments and adjustments)	(1,356)
Liability balance as of September 30, 2026	$231

These liability balances are recorded within accrued liabilities on the Consolidated Balance Sheets.

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Interest and dividend income	$1,634	$1,806
Investment (loss) gain	(218)	680
Other income, net	$1,416	$2,486

Investment (loss) gain includes trading gains and losses related to the rabbi trust used to fund nonqualified deferred compensation plan obligations.

7. Income Taxes

Our effective tax rate from continuing operations was 20.1% and 20.6% in the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026 decreased compared to the prior year period primarily due to an increase in U.S. tax benefits on foreign-derived income, partially offset by a decrease in tax benefits on stock-based compensation. The income tax provisions reflect the U.S. federal tax rate of 21% adjusted for taxes related to U.S. tax on foreign earnings, limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in unrecognized tax benefits, and tax benefits on stock-based compensation.

RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. RUSM has an exemption in Barbados until 2039 and RUSVM has an exemption in St. Kitts until 2038.

8. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share and antidilutive shares (in thousands, except per share data):

	Three Months Ended
	September 30,
	2026	2025
Numerator:
Net income (loss):
Continuing operations	$71,482	$61,062
Discontinued operations	(4,055)	770
Net income	$67,427	$61,832

Denominator:
Weighted-average basic shares outstanding	33,951	36,111
Effect of dilutive stock awards	622	946
Weighted-average diluted shares outstanding	34,573	37,057

Earnings (loss) per share:
Basic:
Continuing operations	$2.11	$1.69
Discontinued operations	$(0.12)	$0.02
Total basic earnings per share	$1.99	$1.71
Diluted:
Continuing operations	$2.07	$1.65
Discontinued operations	$(0.12)	$0.02
Total diluted earnings per share	$1.95	$1.67

Weighted-average antidilutive shares	—	—

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

The classification of our accounts and financing receivable balances was as follows (in thousands):

	September 30, 2026
	Gross	Allowance	Net
Accounts receivables, current	$300,338	$(61,463)	$238,875
Financing receivables, current	5,284	(2,690)	2,594
Accounts and financing receivables, current	$305,622	$(64,153)	$241,469

Financing receivables, current	$5,284	$(2,690)	$2,594
Financing receivables, noncurrent	27,921	(6,527)	21,394
Total financing receivables	$33,205	$(9,217)	$23,988

	June 30, 2026
	Gross	Allowance	Net
Accounts receivables, current	$225,869	$(59,018)	$166,851
Financing receivables, current	5,336	(2,626)	2,710
Accounts and financing receivables, current	$231,205	$(61,644)	$169,561

Financing receivables, current	$5,336	$(2,626)	$2,710
Financing receivables, noncurrent	28,710	(7,225)	21,485
Total financing receivables	$34,046	$(9,851)	$24,195

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

The credit quality analysis of financing receivables as of September 30, 2026 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2023	2024	2025	2026	2027	Total
1-30 days past due	$678	$55	$350	$505	$1,306	$418	$3,312
31-60 days past due	210	49	34	22	17	—	332
61-90 days past due	49	365	12	43	578	—	1,047
91-120 days past due	237	38	71	13	8	—	367
121-150 days past due	15	18	10	—	22	—	65
Greater than 150 days past due	3,487	1,012	1,329	1,208	612	—	7,648
Total past due	4,676	1,537	1,806	1,791	2,543	418	12,771
Current	7,164	1,776	2,359	3,177	4,330	1,628	20,434
Financing receivables, gross	$11,840	$3,313	$4,165	$4,968	$6,873	$2,046	$33,205
Gross write-offs	$307	$89	$120	$459	$4	$—	$979

The credit quality analysis of financing receivables as of June 30, 2026 was as follows (in thousands):

	Amortized Cost Basis by Origination Year
	Prior	2022	2023	2024	2025	2026	Total
1-30 days past due	$616	$85	$669	$66	$178	$675	$2,289
31-60 days past due	134	45	19	37	105	52	392
61-90 days past due	18	24	9	60	9	17	137
91-120 days past due	155	—	23	14	330	185	707
121-150 days past due	33	42	25	2	28	78	208
Greater than 150 days past due	2,976	723	1,047	1,553	1,380	376	8,055
Total past due	3,932	919	1,792	1,732	2,030	1,383	11,788
Current	6,114	1,414	2,031	3,712	3,923	5,064	22,258
Financing receivables, gross	$10,046	$2,333	$3,823	$5,444	$5,953	$6,447	$34,046
Gross write-offs	$1,154	$281	$1,446	$1,115	$169	$10	$4,175

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

The following tables provide a roll-forward of the allowance for credit losses (in thousands):

	Three Months Ended September 30, 2026
	Accounts	Financing	Total
Beginning balance	$59,018	$9,851	$68,869
Write-offs	(22,640)	(979)	(23,619)
Recoveries	2,863	165	3,028
Provision for credit losses	22,222	180	22,402
Ending balance	$61,463	$9,217	$70,680

	Three Months Ended September 30, 2025
	Accounts	Financing	Total
Beginning balance	$46,441	$11,394	$57,835
Write-offs	(12,119)	(968)	(13,087)
Recoveries	3,220	285	3,505
Provision for credit losses	14,477	406	14,883
Ending balance	$52,019	$11,117	$63,136

10. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		September 30,	June 30,
	Useful Life	2026	2026
Land	-	$31,776	$31,776
Buildings and improvements	10 - 31 years	207,712	205,974
Leasehold improvements	Shorter of asset useful life or lease term	155,175	141,174
Furniture and equipment	3 - 8 years	127,094	120,410
Software	3 - 5 years	128,377	128,114
Construction in progress	-	67,761	58,161
Property and equipment, gross		717,895	685,609
Accumulated depreciation		(393,189)	(382,960)
Property and equipment, net		$324,706	$302,649

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

The components of lease cost were as follows (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Operating lease cost	$12,991	$12,347
Sublease income	—	(1,072)
Total lease cost	$12,991	$11,275

Maturities of lease liabilities as of September 30, 2026 were as follows (in thousands):

Operating
Fiscal Year	Leases
2027 (remaining)	$38,125
2028	50,168
2029	43,681
2030	41,320
2031	35,625
Thereafter	189,482
Total lease payments	398,401
Less: lease incentives not yet received	(18,863)
Less: imputed interest	(126,180)
Present value of lease liabilities	$253,358

Lease term and discount rate were as follows:

September 30,
2026
Weighted-average remaining operating lease term (years)	8.8
Weighted-average operating lease discount rate	7.7%

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Cash (received) paid for amounts in the measurement of operating lease liabilities (net of sublease and lease incentive receipts)	$(5,329)	$7,843
Operating lease assets obtained in exchange for operating lease liabilities	$165	$5,784

12. Goodwill and Intangible Assets

Goodwill balances by reportable segment were as follows (in thousands):

	September 30,	June 30,
	2026	2026
Chamberlain	$4,716	$4,716
Walden	651,052	651,052
Medical and Veterinary	305,494	305,494
Total	$961,262	$961,262

Indefinite-lived intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2026	2026
Title IV eligibility and accreditations	$611,100	$611,100
Trade name	141,760	141,760
Total	$752,860	$752,860

Amortizable intangible assets consisted of the following (in thousands):

	September 30, 2026		June 30, 2026
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Weighted-Average
	Amount	Amortization	Amount	Amortization	Amortization Period
Curriculum	$56,091	$(56,091)	$56,091	$(54,697)	5 Years
Total	$56,091	$(56,091)	$56,091	$(54,697)

Curriculum is a finite-lived intangible asset that is amortized on a straight-line basis. Curriculum amortization expense was $1.4 million and $2.8 million in the three months ended September 30, 2026 and 2025, respectively. Curriculum was fully amortized as of August 12, 2026.

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

During the first quarter of fiscal year 2027, Covista performed an assessment to determine whether there were indicators of a triggering event which could indicate the carrying value of the reporting units may not be supported by the fair value. No indicators of a triggering event for potential impairment were noted in the first quarter of fiscal year 2027.

If economic conditions deteriorate or operating performance of our reporting units does not meet expectations such that we revise our long-term forecasts, we may recognize impairments of goodwill and other intangible assets in future periods.

13. Debt

Long-term debt consisted of the following senior secured credit facilities (in thousands):

	September 30,	June 30,
	2026	2026
Term Loan B	$510,000	$510,000
Revolver	—	163,000
Total principal	510,000	673,000
Unamortized debt discount and issuance costs	(9,769)	(10,150)
Total long-term debt	500,231	662,850
Less current portion	(5,100)	(5,100)
Long-term debt	$495,131	$657,750

Scheduled future maturities of long-term debt were as follows (in thousands):

Maturity
Fiscal Year	Payments
2027 (remaining)	$3,825
2028	5,100
2029	5,100
2030	5,100
2031	5,100
Thereafter	485,775
Total	$510,000

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

Term Loan B

On August 21, 2024, we entered into Amendment No. 3 to Credit Agreement, which reduced our Term Loan B interest rate margin and removed the leverage-based pricing grid. From August 21, 2024 through March 2, 2026, borrowings under the Term Loan B bore interest at a rate per annum equal to, at our option, the Secured Overnight Financing Rate (“SOFR”) plus 2.75%, subject to a SOFR floor of 0.75%, or an alternate base rate (“ABR”) plus 1.75%.

On March 2, 2026, we entered into Amendment No. 5 to Credit Agreement and Incremental Assumption Agreement (the “Term Loan B Amendment”) to incur new term loans under Term Loan B in an aggregate principal amount of $510.0 million with a maturity date of March 2, 2033. The Term Loan B Amendment was treated as a debt extinguishment of the previously outstanding $103.3 million principal amount of Term Loan B and the issuance of a new Term Loan B with an aggregate principal amount of $510.0 million. From March 2, 2026 through September 18, 2026, borrowings under the Term Loan B bore interest at a rate per annum equal to, at our option, SOFR plus 2.25%, subject to a SOFR floor of 0.75%, or an ABR plus 1.25%.

On September 18, 2026, we entered into Amendment No. 6 to Credit Agreement, which resulted in a 0.25% reduction in our Term Loan B interest rate margin. As of September 18, 2026, borrowings under the Term Loan B bear interest at a rate per annum equal to, at our option, SOFR plus 2.00%, subject to a SOFR floor of 0.75%, or an ABR plus 1.00%. The Term Loan B requires quarterly installment payments of $1.275 million, which begin on December 31, 2026. As of September 30, 2026, the principal amount of the Term Loan B was $510.0 million and had an interest rate of 6.07%, which approximated the effective interest rate.

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

The Credit Agreement requires payment of a commitment fee equal to 0.25% of the unused portion of the Revolver. The commitment fee expense is recorded within interest expense in the Consolidated Statements of Income. During the three months ended September 30, 2026, we had repayments of $163.0 million under the Revolver, resulting in no outstanding borrowings as of September 30, 2026. There were no borrowings or repayments under the Revolver during the three months ended September 30, 2025. As of September 30, 2026, the Revolver had $500.0 million of available capacity.

Senior Secured Notes due 2028

On March 1, 2021, Covista issued $800.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2028 (the “Notes”), which mature on March 1, 2028, pursuant to an indenture, dated as of March 1, 2021 (the “Indenture”), by and between Covista and U.S. Bank National Association, as trustee and notes collateral agent. On March 2, 2026, we repaid the $405.0 million outstanding principal amount of the Notes at a redemption price equal to 100% of the principal amount. With this debt repayment, the Indenture was fully satisfied and discharged in accordance with its terms and Covista and the subsidiary guarantors party thereto have no further obligations under the Indenture. As a result, the debt repayment was treated as a debt extinguishment.

Debt Discount and Issuance Costs

The new Term Loan B was issued on March 2, 2026 at a price of 99.5% of its principal amount of $510.0 million, resulting in an original issue discount of 0.5%. The debt discount and issuance costs related to the Term Loan B are presented as a direct deduction from the face amount of the debt and are amortized as interest expense over a seven-year period from the date of the Term Loan B Amendment.

The debt issuance costs related to the Revolver are classified as other assets, net on the Consolidated Balance Sheets. In connection with the Revolver Amendment on August 6, 2025, we wrote-off $0.3 million of previously capitalized debt issuance costs as a loss on debt extinguishment within interest expense in the Consolidated Statements of Income for the three months ended September 30, 2025, and capitalized $3.8 million of new debt issuance costs. All newly capitalized debt issuance costs and unamortized debt issuance costs prior to the Revolver Amendment are amortized as interest expense over a five-year period from the date of the Revolver Amendment.

The following table summarizes the unamortized debt discount and issuance costs activity for the three months ended September 30, 2026 (in thousands):

	Term Loan B	Revolver	Total
Unamortized debt discount and issuance costs as of June 30, 2026	$10,150	$4,570	$14,720
Amortization of debt discount and issuance costs	(381)	(279)	(660)
Unamortized debt discount and issuance costs as of September 30, 2026	$9,769	$4,291	$14,060

Interest Expense

Interest expense consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Term Loan B interest expense	$7,782	$2,775
Notes interest expense	—	5,568
Loss on debt extinguishment	—	295
Amortization of debt discount and issuance costs	660	850
Letters of credit fees	1,151	1,276
Other	351	326
Total	$9,944	$11,090

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

With respect to the Revolver, the terms of the Credit Agreement require Covista to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) equal to or less than 3.25 to 1.00. Covista was in compliance with the Credit Agreement debt covenants as of September 30, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026, Covista had $202.6 million in surety-backed letters of credit outstanding in favor of the U.S. Department of Education (“ED”) with an expiration date of September 30, 2027. The letters of credit represent 10% of the consolidated Title IV funds Covista’s institutions received during fiscal year 2025.

As of September 30, 2026, Covista had $85.0 million of surety bonds to satisfy certain state regulatory requirements for licensure.

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

	Three Months Ended
	September 30,
	2026	2025
Total number of share repurchases	658,088	56,817
Total cost of share repurchases	$83,990	$7,594
Average price paid per share	$127.63	$133.66

As of September 30, 2026, $577.8 million of authorized share repurchases remained under the sixteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. These repurchases may be made through open market purchases, accelerated share repurchases, privately negotiated transactions, or otherwise. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the programs are held as treasury shares. Repurchases under our share repurchase programs reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. Stock-Based Compensation

Under Covista’s current stock-based incentive plan, employees and Board members are eligible to receive stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and other forms of stock awards. As of September 30, 2026, 1,049,997 shares of common stock were available for future issuance under this plan.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for forfeitures of unvested awards in the period they occur. Covista issues new shares of common stock to satisfy stock option exercises, RSU vests, and PSU vests. Stock-based compensation expense is included in student services and administrative expense in the Consolidated Statements of Income. There was no capitalized stock-based compensation cost as of September 30, 2026 and June 30, 2026.

Stock Options

Beginning in fiscal year 2023, the Compensation Committee of the Board determined to no longer grant stock options. Prior to fiscal year 2023, we granted stock options generally with a four-year graded vesting from the grant date that expire ten years from the grant date. The following table summarizes stock option activity for the three months ended September 30, 2026:

			Weighted-Average
	Number of		Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of June 30, 2026	271,614	$38.08
Outstanding as of September 30, 2026	271,614	38.08	4.2	$22,847
Exercisable as of September 30, 2026	271,614	$38.08	4.2	$22,847

As of June 30, 2026, all stock options were vested. Therefore, no stock options vested during the three months ended September 30, 2026 and there is no remaining unrecognized stock-based compensation expense related to unvested stock options as of September 30, 2026. The fair value of stock options that vested during the three months ended September 30, 2025 was $0.6 million. The total intrinsic value of stock options exercised for the three months ended September 30, 2025 was $0.4 million. There were no stock options exercised during the three months ended September 30, 2026.

RSUs

We grant RSUs generally with a three-year graded vesting from the grant date. We also grant RSUs to our Board members with a one-year cliff vest from the grant date. The fair value per share of RSUs is the closing market price of our common stock on the grant date. The following table summarizes RSU activity for the three months ended September 30, 2026:

		Weighted-Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of June 30, 2026	335,009	$82.55
Granted	7,297	116.41
Vested	(70,347)	43.97
Forfeited	(11,694)	82.95
Unvested as of September 30, 2026	260,265	$93.91

The weighted-average grant date fair value per share of RSUs granted in the three months ended September 30, 2026 and 2025 was $116.41 and $117.85, respectively. The grant date fair value of RSUs that vested during the three months ended September 30, 2026 and 2025 was $3.1 million and $8.9 million, respectively. As of September 30, 2026, $10.0 million of unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized over a remaining weighted-average period of 1.6 years.

PSUs

We grant PSUs with an approximate three-year cliff vest from the grant date. The fair value per share of PSUs is the closing market price of our common stock on the grant date. We estimate the number of shares that will vest under our PSU awards when recognizing stock-based compensation expense for each reporting period. The final number of shares that vest under our PSUs is based on metrics approved by the Compensation Committee of the Board. The following table summarizes PSU activity for the three months ended September 30, 2026:

		Weighted-Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of June 30, 2026	528,174	$83.83
Incremental PSUs granted based on achievement of metrics	99,385	55.66
Vested	(241,435)	55.67
Forfeited	(4,240)	84.92
Unvested as of September 30, 2026	381,884	$94.29

The grant date fair value of PSUs that vested during the three months ended September 30, 2026 and 2025 was $13.4 million and $20.4 million, respectively. As of September 30, 2026, $14.1 million of unrecognized stock-based compensation expense related to unvested PSUs is expected to be recognized over a remaining weighted-average period of 0.9 years.

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

Covista maintains a rabbi trust with investments in stock and bond mutual funds to fund obligations under our nonqualified deferred compensation plan. The fair value of the investments in the rabbi trust included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026 was $15.5 million and $15.6 million, respectively. These investments are recorded at fair value based upon quoted market prices using Level 1 inputs.

The carrying value of the credit extension programs, which approximates their fair value, is included in accounts and financing receivables, net and other assets, net on the Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026 of $24.0 million and $24.2 million, respectively, and is classified as Level 2. See Note 9 “Accounts and Financing Receivables” for additional information on these credit extension programs.

Covista has a nonqualified deferred compensation plan for highly compensated employees and its Board members. The participants’ “investments” are in a hypothetical portfolio of investments which are tracked by an administrator. Changes in the fair value of the nonqualified deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. Total liabilities under the plan included in accrued liabilities on the Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026 were $16.4 million and $15.7 million, respectively. The fair value of the nonqualified deferred compensation obligation is classified as Level 2 because its inputs are derived principally from observable market data by correlation to the hypothetical portfolio of investments.

As of September 30, 2026 and June 30, 2026, the principal amount of our Term Loan B was $510.0 million and $510.0 million, respectively, with a fair value as of those dates of $513.2 million and $512.9 million, respectively. The valuation of the Term Loan B was based upon quoted market prices in an inactive market and is classified as Level 2. See Note 13 “Debt” for additional information on our Term Loan B.

Covista has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Equity investments without readily determinable fair values are accounted for under the measurement alternative, under which the carrying value is adjusted for observable price changes and impairments recognized through net income.

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

17. Commitments and Contingencies

Covista is subject to lawsuits, administrative proceedings, regulatory reviews, and investigations associated with financial assistance programs and other matters arising in the conduct of its business and certain of these matters are discussed below. As of September 30, 2026, we adequately reserved for matters that management has determined a loss is probable and that loss can be reasonably estimated. For those matters for which we have not recorded an accrual, their possible impact on Covista’s business, financial condition, or results of operations cannot be predicted at this time. The continued defense, resolution, or settlement of any of the following matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and result in the imposition of significant restrictions on us and our ability to operate.

As previously disclosed, pursuant to the terms of the Stock Purchase Agreement by and between Covista and Cogswell Education, LLC (“Cogswell”), dated as of December 4, 2017, as amended, Covista sold DeVry University to Cogswell and Covista agreed to indemnify DeVry University for certain losses up to $340.0 million (the “Liability Cap”). Covista has previously disclosed DeVry University related matters that have consumed a portion of the Liability Cap.

In late January 2024 and early February 2024, ED sent notices to Chamberlain, RUSM, RUSVM, and Walden that it had received Borrower Defense to Repayment (“BDR”) applications filed by students between June 23, 2022 and November 15, 2022, which ED subsequently sent to each institution for awareness and optional response. Without a similar notice, in June 2025, AUC also received BDR claims that had been filed during the same 2022 timeframe. Each application seeks forgiveness of federal student loans made to these students. In the notices received, ED indicated that: (1) the notification was occurring prior to any substantive review of the application as well as its adjudication; (2) it would send the applications to each institution in batches of 500 per week; (3) it is optional for institutions to respond to the applications; and (4) not responding will result in no negative inference by ED. ED has also explained that it will separately decide whether to seek recoupment on any approved claim and that any recoupment actions ED chooses to initiate will have their own notification and response processes, which include an opportunity to provide additional evidence by the applicable institution. ED has indicated that an institution will learn of ED’s determination to forgive student loans only if it approves a BDR application and ED seeks recoupment. Beginning in August 2026, ED resumed sending additional BDR claims to all Covista institutions in varying numbers. As of September 30, 2026, AUC, Chamberlain, RUSM, RUSVM, and Walden respectively have received a grand total of 419, 3,872, 2,051, 2,021, and 10,676 BDR claims. Each institution has responded or will respond to all applications received; they believe that none properly stated an eligible claim for loan forgiveness. To date, none of Covista’s institutions have received an ED notice of BDR application approvals or recoupment intent.

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

Summary financial information by reportable segment is as follows (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Revenue:
Chamberlain	$192,400	$179,201
Walden	216,673	189,960
Medical and Veterinary	102,461	93,127
Consolidated	$511,534	$462,288
Cost of educational services:
Chamberlain	$93,304	$83,198
Walden	74,069	64,752
Medical and Veterinary	53,386	52,817
Other segment expenses(1):
Chamberlain	$72,366	$70,395
Walden	77,561	69,134
Medical and Veterinary	26,824	23,538
Adjusted operating income:
Chamberlain	$26,730	$25,608
Walden	65,043	56,074
Medical and Veterinary	22,251	16,772
Total segment adjusted operating income	114,024	98,454
Reconciliation to Consolidated Financial Statements:
Home Office expense	(7,453)	(8,178)
Restructuring expense	(163)	(310)
Amortization of acquired intangible assets	(1,394)	(2,805)
Strategic advisory costs	(6,231)	(1,684)
Debt modification costs	(756)	—
Consolidated operating income	98,027	85,477
Interest expense	(9,944)	(11,090)
Other income, net	1,416	2,486
Consolidated income from continuing operations before income taxes	$89,499	$76,873
Depreciation:
Chamberlain	$6,094	$5,375
Walden	1,784	1,940
Medical and Veterinary	2,823	2,820
Home Office	161	161
Consolidated	$10,862	$10,296
Amortization of acquired intangible assets:
Walden	$1,394	$2,805
Consolidated	$1,394	$2,805

(1) Other segment expenses for each reportable segment include student services and administrative related expenses.

Covista conducts its educational operations in the U.S., Barbados, St. Kitts, St. Maarten, and the U.K. Revenue and long-lived assets by geographic area are as follows (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Revenue by geographic area:
Domestic operations	$409,073	$369,161
Barbados, St. Kitts, St. Maarten, and the U.K.	102,461	93,127
Consolidated	$511,534	$462,288

	September 30,	June 30,
	2026	2026
Long-lived assets by geographic area:
Domestic operations	$392,108	$374,707
Barbados, St. Kitts, St. Maarten, and the U.K.	130,109	132,306
Consolidated	$522,217	$507,013

No one customer accounted for more than 10% of Covista’s consolidated revenue for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read with and is qualified in its entirety by the Consolidated Financial Statements and the notes thereto included in this report. It should also be read in conjunction with our consolidated financial statements and the related MD&A included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Form 10-K”). Readers of this report should also refer to the Cautionary Disclosure Regarding Forward-Looking Statements, Item 1A. “Risk Factors,” and the Financial Aid and Legislative and Regulatory Requirements disclosures set forth in Item 1. “Business” of the 2026 Form 10-K, all of which are incorporated herein by this reference. Covista reports on a fiscal year period ending on June 30. Therefore, this Quarterly Report for the quarterly period ended September 30, 2026 is for our first quarter of fiscal year 2027.

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

First Quarter Highlights

Financial and operational highlights for the first quarter of fiscal year 2027 include:

●	Covista revenue increased 10.7%, or $49.2 million, to $511.5 million in the first quarter of fiscal year 2027 compared to the prior year period driven by increased revenue across all segments.
●	Net income increased 9.0%, or $5.6 million, to $67.4 million in the first quarter of fiscal year 2027 compared to the prior year period. This increase was primarily driven by an increase in revenue, partially offset by an increase in marketing expense, labor and other costs to support increased enrollment, provision for credit losses, strategic advisory costs, investments to support growth initiatives, and provision for income taxes, as well as a loss from discontinued operations.
●	Diluted earnings per share increased 16.8%, or $0.28, to $1.95, in the first quarter of fiscal year 2027 compared to the prior year period driven by the increase in net income and lower diluted shares due to share repurchases.
●	Adjusted net income increased 16.8%, or $10.9 million, to $75.8 million in the first quarter of fiscal year 2027 compared to the prior year period. This increase was primarily driven by an increase in revenue, partially offset by an increase in marketing expense, labor and other costs to support increased enrollment, provision for credit losses, investments to support growth initiatives, and provision for income taxes.
●	Diluted adjusted earnings per share increased 25.1%, or $0.44, to $2.19 in the first quarter of fiscal year 2027 compared to the prior year period driven by the increase in adjusted net income and lower diluted shares due to share repurchases.
●	For the July 2026 and September 2026 sessions, total student enrollment at Chamberlain increased 2.7% and 1.3%, respectively, compared to the same sessions last year.
●	As of September 30, 2026, total student enrollment at Walden increased 12.8% compared to September 30, 2025.
●	For the September 2026 semester, total student enrollment at the medical and veterinary schools increased 3.5% compared to the same semester last year.
●	Covista repurchased a total of 658,088 shares of its common stock under its share repurchase programs at an average cost of $127.63 per share during the first quarter of fiscal year 2027. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors.

Results of Operations

Revenue

The following table presents revenue by segment detailing the changes from the prior year period (in thousands):

	Three Months Ended September 30, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2026	$179,201	$189,960	$93,127	$462,288
Growth	13,199	26,713	9,334	49,246
Fiscal year 2027	$192,400	$216,673	$102,461	$511,534
% change from prior year	7.4%	14.1%	10.0%	10.7%

Chamberlain

Chamberlain Student Enrollment:

	Fiscal Year 2027
Session	July 2026	Sept. 2026
Total students	38,730	40,351
% change from prior year	2.7%	1.3%

	Fiscal Year 2026
Session	July 2025	Sept. 2025	Nov. 2025	Jan. 2026	Mar. 2026	May 2026
Total students	37,697	39,846	39,278	40,145	40,767	39,501
% change from prior year	4.5%	2.2%	(1.0)%	(0.7)%	0.5%	1.6%

Chamberlain revenue increased 7.4%, or $13.2 million, to $192.4 million in the first quarter of fiscal year 2027 compared to the prior year period, driven by higher enrollment, average student courseload, and tuition rates. Enrollment increased in pre-licensure nursing programs; however, enrollment has declined in post-licensure nursing programs. Chamberlain is achieving pre-licensure growth by optimizing investments in student enrollment and experience while leveraging scale through a national footprint with in-person and online curriculum delivery modalities. Management is focused on optimizing marketing and enrollment operations to address post-licensure enrollment.

Tuition Rates:

Tuition rates in the current fiscal year increased compared to the prior fiscal year for the Bachelor of Science in Nursing (“BSN”) onsite and online degree, Master of Science in Nursing (“MSN”), Master of Social Work (“MSW”) and Master of Public Health (“MPH”) online degree programs. The average increase across all of these programs was approximately 3.4% from the prior year.

Walden

Walden Student Enrollment:

	Fiscal Year 2027
	September 30,
Period	2026
Total students	58,881
% change from prior year	12.8%

	Fiscal Year 2026
	September 30,	December 31,	March 31,	June 30,
Period	2025	2025	2026	2026
Total students	52,216	52,435	54,474	54,851
% change from prior year	13.6%	13.0%	12.3%	14.0%

Walden total student enrollment represents those students attending instructional sessions as of the dates identified above. Walden revenue increased 14.1%, or $26.7 million, to $216.7 million in the first quarter of fiscal year 2027 compared to the prior year period, driven by an increase in enrollment and higher tuition rates. Walden’s improved enrollment has been accelerated by investments in student experience and brand along with providing flexibility to working adults through part-time and Tempo Learning® competency-based programs.

Tuition Rates:

Tuition rates for Walden programs, including general education, are charged on a per credit hour basis that varies based on the nature of the program. For other programs such as those with a subscription-based learning modality, tuition is charged on a per term basis. Students are also charged program and clinical fees depending on the specific programs. Some programs require students to attend residencies, skills labs, and pre-practicum labs, for which tuition is charged per event. The average increase in tuition rates, event charges, and fees across all programs was approximately 2.6% from the prior year.

Medical and Veterinary

Medical and Veterinary Student Enrollment:

	Fiscal Year 2027
Semester	Sept. 2026
Total students	5,481
% change from prior year	3.5%

	Fiscal Year 2026
Semester	Sept. 2025	Jan. 2026	May 2026
Total students	5,297	5,344	5,120
% change from prior year	2.4%	4.1%	7.3%

Medical and Veterinary revenue increased 10.0%, or $9.3 million, to $102.5 million in the first quarter of fiscal year 2027 compared to the prior year period, driven by an increase in enrollment and higher tuition rates. Management continues to focus on increasing enrollment and driving operational effectiveness, specifically around academic support and enrollment experience.

Tuition Rates:

●	Effective for semesters beginning in September 2026, tuition rates and administrative fees for the basic sciences and clinical rotation portions of AUC’s medical program increased 2.0% from the prior academic year.
●	Effective for semesters beginning in September 2026, tuition rates and administrative fees for the basic sciences and clinical rotation portions of RUSM’s medical program increased 2.0% from the prior academic year.
●	Effective for semesters beginning in September 2026, tuition rates for the pre-clinical and clinical curriculum of RUSVM’s veterinary program increased 1.5% from the prior academic year.

Cost of Educational Services

The cost of educational services expense category includes expenses related to the cost of faculty and staff who support educational operations, facilities, adjunct faculty, supplies, housing, bookstore, other educational materials, student education-related support activities, and provision for credit losses. The following table presents information regarding cost of educational services (in thousands):

	Three Months Ended September 30, 2026
	Chamberlain	Walden	Medical and Veterinary	Consolidated
Fiscal year 2026	$83,198	$64,752	$52,817	$200,767
Cost increase	10,106	9,317	569	19,992
Fiscal year 2027	$93,304	$74,069	$53,386	$220,759
% change from prior year	12.1%	14.4%	1.1%	10.0%
As a percentage of revenue:
Fiscal year 2026	46.4%	34.1%	56.7%	43.4%
Fiscal year 2027	48.5%	34.2%	52.1%	43.2%

Consolidated cost of educational services increased 10.0%, or $20.0 million, to $220.8 million in the first quarter of fiscal year 2027 compared to the prior year period. This cost increase was primarily driven by an increase in labor and other costs to support increased enrollment and an increase in provision for credit losses. As a percentage of revenue, consolidated cost of educational services remained consistent at 43.2% in the first quarter of fiscal year 2027 compared to 43.4% in the prior year period. As a result, consolidated gross profit margin remained consistent at 56.8% in the first quarter of fiscal year 2027 compared to 56.6% in the prior year period.

Chamberlain

Segment cost of educational services increased 12.1%, or $10.1 million, to $93.3 million in the first quarter of fiscal year 2027 compared to the prior year period. This cost increase was primarily driven by an increase in provision for credit losses, labor, rent, facilities, and technology costs. As a percentage of revenue, segment cost of educational services was 48.5% and 46.4% in the first quarter of fiscal year 2027 and 2026, respectively. The increase in the percentage was the result of the increase in cost of educational services, partially offset by revenue growth. As a result of the investments to support enrollment and revenue growth, gross profit margin decreased to 51.5% in the first quarter of fiscal year 2027 compared to 53.6% in the prior year period.

Walden

Segment cost of educational services increased 14.4%, or $9.3 million, to $74.1 million in the first quarter of fiscal year 2027 compared to the prior year period. This cost increase was primarily driven by an increase in provision for credit losses, labor, and technology costs. As a percentage of revenue, segment cost of educational services remained consistent at 34.2% in the first quarter of fiscal year 2027 compared to 34.1% in the prior year period. As a result, gross profit margin remained consistent at 65.8% in the first quarter of fiscal year 2027 compared to 65.9% in the prior year period.

Medical and Veterinary

Segment cost of educational services increased 1.1%, or $0.6 million, to $53.4 million in the first quarter of fiscal year 2027 compared to the prior year period. This cost increase was primarily driven by an increase in labor and technology costs, partially offset by a decrease in clinical rotation costs. As a percentage of revenue, segment cost of educational services was 52.1% and 56.7% in the first quarter of fiscal year 2027 and 2026, respectively. The decrease in the percentage was the result of revenue growth, partially offset by the increase in cost of educational services. As a result of the revenue growth, gross profit margin increased to 47.9% in the first quarter of fiscal year 2027 compared to 43.3% in the prior year period.

Student Services and Administrative Expense

The student services and administrative expense category includes expenses related to student admissions, marketing and advertising, general and administrative, and amortization of acquired intangible assets. The following table presents information regarding student services and administrative expense (in thousands):

	Three Months Ended September 30, 2026
	Chamberlain	Walden	Medical and Veterinary	Home Office	Consolidated
Fiscal year 2026	$70,395	$71,939	$23,538	$9,862	$175,734
Cost increase (decrease)	1,971	8,427	3,286	(725)	12,959
Amortization of acquired intangible assets decrease	—	(1,411)	—	—	(1,411)
Strategic advisory costs increase	—	—	—	4,547	4,547
Debt modification costs increase	—	—	—	756	756
Fiscal year 2027	$72,366	$78,955	$26,824	$14,440	$192,585
Fiscal year 2027 % change:
Cost increase (decrease)	2.8%	11.7%	14.0%	(7.4)%	7.4%
Amortization of acquired intangible assets decrease	—	(2.0)%	—	—	(0.8)%
Strategic advisory costs increase	—	—	—	46.1%	2.6%
Debt modification costs increase	—	—	—	7.7%	0.4%
Fiscal year 2027 % change	2.8%	9.8%	14.0%	46.4%	9.6%
As a percentage of revenue:
Fiscal year 2026	39.3%	37.9%	25.3%	n/a	38.0%
Fiscal year 2027	37.6%	36.4%	26.2%	n/a	37.6%

Consolidated student services and administrative expense increased 9.6%, or $16.9 million, to $192.6 million in the first quarter of fiscal year 2027 compared to the prior year period. After excluding amortization of acquired intangible assets, strategic advisory costs, and debt modification costs, consolidated student services and administrative expense increased 7.4%, or $13.0 million, in the first quarter of fiscal year 2027 compared to the prior year period. This cost increase was primarily driven by an increase in marketing expense and investments to support growth initiatives. As a percentage of revenue, consolidated student services and administrative expense was 37.6% and 38.0% in the first quarter of fiscal year 2027 and 2026, respectively. The decrease in the percentage was the result of revenue growth, partially offset by the increase in student services and administrative expense.

Chamberlain

Segment student services and administrative expense increased 2.8%, or $2.0 million, to $72.4 million in the first quarter of fiscal year 2027 compared to the prior year period. This cost increase was primarily driven by an increase in marketing expense. As a percentage of revenue, segment student services and administrative expense was 37.6% and 39.3% in the first quarter of fiscal year 2027 and 2026, respectively. The decrease in the percentage was the result of revenue growth, partially offset by the increase in student services and administrative expense.

Walden

Segment student services and administrative expense increased 9.8%, or $7.0 million, to $79.0 million in the first quarter of fiscal year 2027 compared to the prior year period. This cost increase was primarily driven by an increase in marketing expense and investments to support growth initiatives. As a percentage of revenue, segment student services and administrative expense was 36.4% and 37.9% in the first quarter of fiscal year 2027 and 2026, respectively. The decrease in the percentage was the result of revenue growth, partially offset by the increase in student services and administrative expense.

Medical and Veterinary

Segment student services and administrative expense increased 14.0%, or $3.3 million, to $26.8 million in the first quarter of fiscal year 2027 compared to the prior year period. This cost increase was primarily driven by an increase in professional services. As a percentage of revenue, segment student services and administrative expense was 26.2% and 25.3% in the first quarter of fiscal year 2027 and 2026, respectively. The increase in the percentage was the result of the increase in student services and administrative expense, partially offset by revenue growth.

Restructuring Expense

Restructuring expense was $0.2 million and $0.3 million in the first quarter of fiscal year 2027 and 2026, respectively. We continue to incur restructuring charges or reversals related to exited leased space from previous restructuring activities and workforce reductions.

Operating Income

The following table presents a reconciliation of operating income to adjusted operating income (in thousands):

	Three Months Ended
	September 30,
			Increase/(Decrease)
	2026	2025	$	%
Chamberlain:
Operating income	$26,730	$25,608	$1,122	4.4%
Adjusted operating income	$26,730	$25,608	$1,122	4.4%
Operating margin	13.9%	14.3%
Adjusted operating margin	13.9%	14.3%

Walden:
Operating income	$63,649	$53,269	$10,380	19.5%
Amortization of acquired intangible assets	1,394	2,805	(1,411)
Adjusted operating income	$65,043	$56,074	$8,969	16.0%
Operating margin	29.4%	28.0%
Adjusted operating margin	30.0%	29.5%

Medical and Veterinary:
Operating income	$22,251	$16,728	$5,523	33.0%
Restructuring expense	—	44	(44)
Adjusted operating income	$22,251	$16,772	$5,479	32.7%
Operating margin	21.7%	18.0%
Adjusted operating margin	21.7%	18.0%

Covista(1):
Operating income (GAAP)	$98,027	$85,477	$12,550	14.7%
Restructuring expense	163	310	(147)
Amortization of acquired intangible assets	1,394	2,805	(1,411)
Strategic advisory costs	6,231	1,684	4,547
Debt modification costs	756	—	756
Adjusted operating income (non-GAAP)	$106,571	$90,276	$16,295	18.1%
Operating margin (GAAP)	19.2%	18.5%
Adjusted operating margin (non-GAAP)	20.8%	19.5%

(1) Consolidated results include Home Office activities not allocated to segments.

Consolidated operating income increased 14.7%, or $12.6 million, to $98.0 million in the first quarter of fiscal year 2027 compared to the prior year period. Consolidated operating margin increased in the first quarter of fiscal year 2027 to 19.2% compared to 18.5% in the prior year period. The operating income and margin increase in the first quarter of fiscal year 2027 was primarily driven by an increase in revenue, partially offset by an increase in marketing expense, labor and other costs to support increased enrollment, provision for credit losses, strategic advisory costs, and investments to support growth initiatives.

Consolidated adjusted operating income increased 18.1%, or $16.3 million, to $106.6 million in the first quarter of fiscal year 2027 compared to the prior year period. Consolidated adjusted operating margin increased in the first quarter of fiscal year 2027 to 20.8% compared to 19.5% in the prior year period. The adjusted operating income and margin increase in the first quarter of fiscal year 2027 was primarily driven by an increase in revenue, partially offset by an increase in marketing expense, labor and other costs to support increased enrollment, provision for credit losses, and investments to support growth initiatives.

Chamberlain and Medical and Veterinary operate physical campus locations and therefore incur costs associated with maintaining and operating those campuses. In contrast, Walden primarily delivers education through an online model and does not incur campus-related operating costs. As a result, the operating margins of Chamberlain and Medical and Veterinary historically have been lower than those of Walden.

Chamberlain

Segment adjusted operating income increased 4.4%, or $1.1 million, to $26.7 million in the first quarter of fiscal year 2027 compared to the prior year period. The adjusted operating income increase in the first quarter of fiscal year 2027 was primarily driven by an increase in revenue, partially offset by an increase in marketing expense, provision for credit losses, labor, rent, facilities, and technology costs. Segment adjusted operating margin decreased in the first quarter of fiscal year 2027 to 13.9% compared to 14.3% in the prior year period. The adjusted operating income margin decrease in the first quarter of fiscal year 2027 was primarily driven by an increase in marketing expense, provision for credit losses, labor, rent, facilities, and technology costs, partially offset by an increase in revenue.

Walden

Segment adjusted operating income increased 16.0%, or $9.0 million, to $65.0 million in the first quarter of fiscal year 2027 compared to the prior year period. Segment adjusted operating margin increased in the first quarter of fiscal year 2027 to 30.0% compared to 29.5% in the prior year period. The adjusted operating income and margin increase in the first quarter of fiscal year 2027 was primarily driven by an increase in revenue, partially offset by an increase in marketing expense, provision for credit losses, labor, technology costs, and investments to support growth initiatives.

Medical and Veterinary

Segment adjusted operating income increased 32.7%, or $5.5 million, to $22.3 million in the first quarter of fiscal year 2027 compared to the prior year period. Segment adjusted operating margin increased in the first quarter of fiscal year 2027 to 21.7% compared to 18.0% in the prior year period. The adjusted operating income and margin increase in the first quarter of fiscal year 2027 was primarily driven by an increase in revenue and a decrease in clinical rotation costs, partially offset by an increase in professional services, technology costs, and labor.

Interest Expense

Interest expense was $9.9 million and $11.1 million in the first quarter of fiscal year 2027 and 2026, respectively. This decrease was primarily driven by decreased borrowings and a lower interest rate on our Term Loan B.

Other Income, Net

Other income, net was $1.4 million and $2.5 million in the first quarter of fiscal year 2027 and 2026, respectively. This decrease was primarily driven by an investment loss in the current year period compared to an investment gain in the prior year period.

Provision for Income Taxes

Our effective income tax rate from continuing operations can differ from the 21% U.S. federal statutory rate due to several factors, including U.S. tax on foreign earnings, limitation of tax benefits on certain executive compensation, the rate of tax applied by state and local jurisdictions, the rate of tax applied to earnings outside the U.S., tax incentives, tax credits related to research and development expenditures, changes in unrecognized tax benefits, and tax benefits on stock-based compensation.

Our effective tax rate from continuing operations was 20.1% and 20.6% in the first quarter of fiscal year 2027 and 2026, respectively. The effective tax rate for the first quarter of fiscal year 2027 decreased compared to the prior year period primarily due to an increase in U.S. tax benefits on foreign-derived income, partially offset by a decrease in tax benefits on stock-based compensation.

Discontinued Operations

We continue to have activity associated with ongoing litigation and settlements related to prior divestitures, which is classified within discontinued operations. We had a loss from discontinued operations of $4.1 million in the first quarter of fiscal year 2027 and income from discontinued operations of $0.8 million in the first quarter of fiscal year 2026.

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

Covista’s consolidated cash and cash equivalents balance of $222.2 million and $406.3 million as of September 30, 2026 and June 30, 2026, respectively, included cash and cash equivalents held at Covista’s international operations of $53.0 million and $58.3 million as of September 30, 2026 and June 30, 2026, respectively, which is available to Covista for general corporate purposes.

Cash Flow Summary

Operating Activities

Net cash provided by operating activities from continuing operations in the three months ended September 30, 2026 decreased $16.4 million to $114.3 million, compared to $130.6 million in the prior year period. This decrease was primarily driven by a $51.0 million increase in payments to employees and vendors, partially offset by a $16.1 million increase in cash collected from students and a $13.9 million increase in lease incentives received.

Investing Activities

Net cash used in investing activities in the three months ended September 30, 2026 and 2025 was $37.6 million and $16.0 million, respectively, and was driven by capital expenditures. Capital expenditures for fiscal year 2027 primarily consisted of new campus development at Chamberlain and information technology investments.

Financing Activities

Net cash used in financing activities in the three months ended September 30, 2026 was $259.6 million, primarily driven by repayments under long-term debt obligations of $163.0 million, share repurchases of $81.0 million, and employee taxes paid on withholding shares of $16.2 million. Net cash used in financing activities in the three months ended September 30, 2025 was $49.5 million, primarily driven by employee taxes paid on withholding shares of $39.1 million.

On December 15, 2025, we announced that the Board of Directors (the “Board”) authorized Covista’s sixteenth share repurchase program, which allows Covista to repurchase up to $750.0 million of its common stock through December 15, 2028. As of September 30, 2026, $577.8 million of authorized share repurchases remained under the sixteenth share repurchase program. The timing and amount of any future repurchases will be determined based on an evaluation of market conditions and other factors. See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Material Cash Requirements

Long-Term Debt – As of September 30, 2026, under the Credit Facility, Covista had an outstanding principal amount on its Term Loan B of $510.0 million, which matures on March 2, 2033 and requires quarterly principal payments. See Note 13 “Debt” to the Consolidated Financial Statements for additional information on our Credit Facility.

As of September 30, 2026, Covista had $202.6 million of surety-backed letters of credit outstanding in favor of the U.S. Department of Education. See “Off-Balance Sheet Arrangements” in Note 13 “Debt” to the Consolidated Financial Statements for additional information.

As of September 30, 2026, Covista had $85.0 million of surety bonds to satisfy certain state regulatory requirements for licensure.

In the event of unexpected market conditions or negative economic changes that could negatively affect Covista’s earnings and/or operating cash flow, our Credit Facility includes a $500.0 million Revolver with available capacity of $500.0 million as of September 30, 2026.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates as disclosed in our 2026 Form 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Cautionary Disclosure Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, which includes statements regarding Covista’s future growth. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “future,” “believe,” “project,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “may,” “will,” “would,” “could,” “can,” “continue,” “preliminary,” “potential,” “range,” and similar terms. These forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those described in the statements. Important factors that could cause actual results to differ materially from the expectations expressed or implied by our forward-looking statements are disclosed in Item 1A. “Risk Factors,” of our 2026 Form 10-K and that might be contained in this Quarterly Report on Form 10-Q, all of which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned to not place undue reliance on such forward-looking statements. We caution you that these factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results, performance or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. All forward-looking statements are based on information available to us as of the date any such statements are made, and Covista assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized, except as required by law.

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

Adjusted net income (most comparable GAAP measure: net income) – Measure of Covista’s net income adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, loss on debt extinguishment, debt modification costs, U.S. tax benefit due to an increase in foreign-derived income, and loss (income) from discontinued operations.

Adjusted earnings per share (most comparable GAAP measure: diluted earnings per share) – Measure of Covista’s diluted earnings per share adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, loss on debt extinguishment, debt modification costs, U.S. tax benefit due to an increase in foreign-derived income, and loss (income) from discontinued operations.

Adjusted operating income (most comparable GAAP measure: operating income) – Measure of Covista’s operating income adjusted for restructuring expense, amortization of acquired intangible assets, strategic advisory costs, and debt modification costs.

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

A description of special items in our non-GAAP financial measures described above are as follows:

●	Restructuring expense primarily related to workforce reductions and prior real estate consolidations at Covista’s home office. We do not include normal, recurring, cash operating expenses in our restructuring expense.
●	Amortization of acquired intangible assets.
●	Amortization of cloud computing implementation assets.
●	Strategic advisory costs related to expanding capabilities and bringing new capacities to market to further enhance our strategic position. We do not include normal, recurring, cash operating expenses in our strategic advisory costs.
●	Loss on debt extinguishment related to the amendment of the Revolver.
●	Debt modification costs related to refinancing our Term Loan B.
●	U.S. tax benefit due to an increase in foreign-derived income.
●	Loss (income) from discontinued operations includes activity from ongoing litigation costs and settlements related to prior divestitures.

The following tables provide a reconciliation from the most directly comparable GAAP measure to these non-GAAP financial measures. The operating income reconciliation is included in the results of operations section within this MD&A.

Net income reconciliation to adjusted net income (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Net income (GAAP)	$67,427	$61,832
Restructuring expense	163	310
Amortization of acquired intangible assets	1,394	2,805
Strategic advisory costs	6,231	1,684
Loss on debt extinguishment and debt modification costs	756	295
U.S. tax benefit due to an increase in foreign-derived income	(2,031)	—
Income tax impact on non-GAAP adjustments(1)	(2,152)	(1,224)
Loss (income) from discontinued operations	4,055	(770)
Adjusted net income (non-GAAP)	$75,843	$64,932

(1) Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Diluted earnings per share reconciliation to adjusted earnings per share (shares in thousands):

	Three Months Ended
	September 30,
	2026	2025
Diluted earnings per share (GAAP)	$1.95	$1.67
Effect on diluted earnings per share:
Restructuring expense	0.00	0.01
Amortization of acquired intangible assets	0.04	0.08
Strategic advisory costs	0.18	0.05
Loss on debt extinguishment and debt modification costs	0.02	0.01
U.S. tax benefit due to an increase in foreign-derived income	(0.06)	-
Income tax impact on non-GAAP adjustments(1)	(0.06)	(0.03)
Loss (income) from discontinued operations	0.12	(0.02)
Adjusted earnings per share (non-GAAP)	$2.19	$1.75
Diluted shares	34,573	37,057

(1) Represents the income tax impact of non-GAAP continuing operations adjustments that is recognized in our GAAP financial statements.

Reconciliation to adjusted EBITDA (in thousands):

	Three Months Ended
	September 30,
			Increase/(Decrease)
	2026	2025	$	%
Chamberlain:
Adjusted operating income (GAAP)	$26,730	$25,608	$1,122	4.4%
Depreciation	6,094	5,375	719
Amortization of cloud computing implementation assets	2,386	1,527	859
Stock-based compensation	2,372	2,570	(198)
Adjusted EBITDA (non-GAAP)	$37,582	$35,080	$2,502	7.1%
Adjusted EBITDA margin (non-GAAP)	19.5%	19.6%

Walden:
Adjusted operating income (GAAP)	$65,043	$56,074	$8,969	16.0%
Depreciation	1,784	1,940	(156)
Amortization of cloud computing implementation assets	2,253	1,204	1,049
Stock-based compensation	2,782	2,653	129
Adjusted EBITDA (non-GAAP)	$71,862	$61,871	$9,991	16.1%
Adjusted EBITDA margin (non-GAAP)	33.2%	32.6%

Medical and Veterinary:
Adjusted operating income (GAAP)	$22,251	$16,772	$5,479	32.7%
Depreciation	2,823	2,820	3
Amortization of cloud computing implementation assets	931	411	520
Stock-based compensation	1,390	1,410	(20)
Adjusted EBITDA (non-GAAP)	$27,395	$21,413	$5,982	27.9%
Adjusted EBITDA margin (non-GAAP)	26.7%	23.0%

Covista(1):
Net income (GAAP)	$67,427	$61,832	$5,595	9.0%
Loss (income) from discontinued operations	4,055	(770)	4,825
Interest expense	9,944	11,090	(1,146)
Other income, net	(1,416)	(2,486)	1,070
Provision for income taxes	18,017	15,811	2,206
Depreciation and amortization	17,826	16,243	1,583
Stock-based compensation	8,181	8,293	(112)
Restructuring expense	163	310	(147)
Strategic advisory costs	6,231	1,684	4,547
Debt modification costs	756	—	756
Adjusted EBITDA (non-GAAP)	$131,184	$112,007	$19,177	17.1%
Adjusted EBITDA margin (non-GAAP)	25.6%	24.2%

(1) Consolidated results include Home Office activities not allocated to segments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Covista’s market risk exposure during the first three months of fiscal year 2027 from those set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2026 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) that was conducted under the supervision and with the participation of Covista’s management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that Covista’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of fiscal year 2027 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 17 “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

There have been no material changes to Covista’s risk factors from those set forth since Item 1A. “Risk Factors” contained in our 2026 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below reflects shares of common stock we repurchased during the first quarter of the fiscal year ended June 30, 2027.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2026 - July 31, 2026	—	$—	—	$661,811,630
August 1, 2026 - August 31, 2026	214,995	$132.54	214,995	$633,315,476
September 1, 2026 - September 30, 2026	443,093	$125.24	443,093	$577,821,827
Total	658,088	$127.63	658,088

(1) See Note 14 “Share Repurchases” to the Consolidated Financial Statements for additional information on our share repurchase programs.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	264	$115.82	NA	NA
August 1, 2026 - August 31, 2026	122,195	$132.35	NA	NA
September 1, 2026 - September 30, 2026	—	$—	NA	NA
Total	122,459	$132.31	NA	NA

(1) Represents shares purchased by Covista for payment of employee withholding taxes on stock awards vesting pursuant to the terms of Covista’s stock incentive plans.

Item 5. Other Information

On September 14, 2026, Mr. Stephen W. Beard, Covista’s Chairman and Chief Executive Officer, adopted a 10b5-1 Preset Diversification Program (the “New 10b5-1 Plan”). Mr. Beard’s New 10b5-1 Plan is a continuation of his current 10b5-1 Plan entered into on December 10, 2025, which expires on November 30, 2026 (the “Current Plan”). The New 10b5-1 Plan provides for the sale of Covista common stock that has not been sold under Mr. Beard’s Current Plan. Mr.

Beard’s New 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Trades under Mr. Beard’s New 10b5-1 Plan are subject to the required “cooling-off” period with the estimated first sale date under Mr. Beard’s New 10b5-1 Plan to occur not before December 15, 2026, after the expiration of his Current Plan. Mr. Beard’s New 10b5-1 Plan expires on May 28, 2027. The New 10b5-1 Plan governs Mr. Beard’s sale of 112,859 shares of Covista common stock. After such sales, Mr. Beard would continue to satisfy the stock ownership requirements for our executive officers. Transactions under the New 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

On September 14, 2026, Mr. Robert Phelan, Covista’s Senior Vice President and Chief Financial Officer, adopted a 10b5-1 Plan. Mr. Phelan’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Trades under Mr. Phelan’s 10b5-1 Plan are subject to the required “cooling-off period” with the estimated first sale date under Mr. Phelan’s 10b5-1 Plan to occur not before December 15, 2026. Mr. Phelan’s 10b5-1 Plan expires on September 24, 2027. The 10b5-1 Plan governs Mr. Phelan’s sale of 22,000 shares of Covista common stock. After such sales, Mr. Phelan would continue to satisfy the stock ownership requirements for our executive officers. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

In accordance with applicable SEC rules, the following is intended to satisfy Covista’s Item 5.02 Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Retirement of Chief Financial Officer

On October 27, 2026, Mr. Robert J. Phelan, Covista’s Senior Vice President and Chief Financial Officer, as well as its principal financial officer, informed Covista of his intention to retire from these positions after nearly seven years, as part of a planned transition. Mr. Phelan will continue to serve in these roles until his successor is named, with no change in responsibilities. Mr. Phelan will support the incoming Chief Financial Officer through a transition period. Covista has initiated a search for Mr. Phelan’s successor. Mr. Phelan will continue to receive his current compensation and benefits for which he is eligible during this period. The terms of Mr. Phelan’s compensation arrangements in connection with his retirement from Covista have not yet been finalized. Covista will disclose any material terms in a future filing with the SEC once finalized.

Item 6. Exhibits

10.1	Amendment No. 6 to Credit Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated September 23, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covista Inc.

Date: October 29, 2026	By:	/s/ Robert J. Phelan
Robert J. Phelan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)